Form 10QSB
period 1996-06-30
CELLEGY PHARMACEUTICALS INC
filed 1996-08-06
CIK 887247

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number:  0-26372

                          CELLEGY PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

             California                                      82-0429727
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)

             1065 East Hillsdale Boulevard, Suite 418, Foster City,
                California 94404 (Address of principal executive
                          offices, including zip code)

                                 (415) 524-1600
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---    ---

The number of shares outstanding of the registrant's common stock at July 24, 1996 was 3,928,519.

                          CELLEGY PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements                                                 1

       Condensed Balance Sheets as of June 30, 1996 (unaudited) and
       December 31, 1995                                                      3

       Unaudited Condensed Statements of Operations for the three months and six months ended June 30, 1996 and 1995, and the period
       from June 26, 1989 (inception) through June 30, 1996                   4

       Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 1996 and 1995, and the period from June 26, 1989
       (inception) through June 30, 1996.                                     5

       Notes to Condensed Financial Statements                                7

ITEM 2 -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  9

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                   12

ITEM 2 - Changes in Securities                                               12

ITEM 3 - Defaults Upon Senior Securities                                     12

ITEM 4 - Submission of Matters to a Vote of Security Holders                 12

ITEM 5 - Other Information                                                   11

ITEM 6 - Exhibits and Reports on Form 8-K                                    12

SIGNATURE(S)                                                                 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          CELLEGY PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                            CONDENSED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)
- --------------------------------------------------------------------------------


                                                    June 30, 1996  Dec. 31, 1995
                                                    -------------  -------------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $1,537       $2,320
Short-term investments                                     $7,091       $1,500
Other current assets                                         $137         $149
                                                        ---------    ---------
   Total current assets                                    $8,765       $3,969
                                                         ---------    ---------

Property and equipment, net                                   $53          $59
                                                        ---------    ---------
   Total assets                                            $8,818       $4,028
                                                        =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                     $182         $192
Accrued compensation & related expenses                       $43         $188
                                                        ---------    ---------
   Total current liabilities                                 $225         $380
                                                        ---------    ---------


SHAREHOLDERS' EQUITY:
Series A Preferred Stock, no par value; 1,100 shares
   authorized; 750 shares issued and outstanding at
   June 30, 1996                                          $6,753           $0
Common stock,  no par value;  20,000,000  shares
   authorized;  3,882,374  shares issued and
   outstanding at June 30, 1996 and 3,777,074 shares
   issued and outstanding at December 31, 1995           $13,852      $13,804
Deficit accumulated during the development stage        $(12,012)    $(10,156)
                                                        ---------    ---------
   Total shareholders' equity                              $8,593       $3,648
                                                        ---------    ---------
   Total liabilities and shareholders' equity              $8,818       $4,028
                                                        =========    =========

The accompanying notes are an integral part of these condensed financial statements.

                     CELLEGY PHARMACEUTICALS, INC.
                     (A Development-Stage Company)
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)
           (Amounts in thousands, except per share amounts)
    ---------------------------------------------------------------------

                                                                                                     Period from
                                                                                                    June 26, 1989
                                             Three Months Ended         Six Months Ended         (inception) through
                                                  June 30,                  June 30,                June 30, 1996
                                          ---------------------------------------------------------------------------
                                                 1996         1995          1996         1995
                                                 ----         ----          ----         ----


Revenues:
         Licensing revenue                         $0       $1,000            $0       $1,000            $1,000
         Contract revenue from affiliate           $0           $0           $15           $0              $145
                                                   --           --           ---           --              ----

         Total Revenue                             $0       $1,000           $15       $1,000            $1,145

Operating expenses:
         Research and development                $597         $267        $1,193         $543            $7,603
         General and administrative              $432         $220          $783         $474            $5,332
                                                 ----         ----           ----         ----           ------
         Total operating expenses              $1,029         $487        $1,976       $1,017           $12,935

         Operating income (loss)              $(1,029)        $513       $(1,961)        $(17)         $(11,790)

Interest expense                                  $0         $(222)           $0        $(366)            $(863)
Interest income and other, net                   $37           $15          $105          $24              $641
                                                 ---           ---          ----          ---              ----

         Net income (loss)                     $(992)         $306       $(1,856)       $(359)         $(12,012)

Net income (loss) per share                   $(0.26)        $0.16        $(0.48)      $(0.13)
                                             =======         =====       =======       =======


Shares used in net income (loss)
per share calculation                          3,876         3,227         3,856        2,865
                                               =====         =====         =====        =====



         The accompanying notes are an integral part of these condensed financial statements.

                     CELLEGY PHARMACEUTICALS, INC.
                    (A Development - Stage Company)
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                        (Amounts in thousands)
    -----------------------------------------------------------------------

                                                                                                      Period from
                                                                                                     June 26, 1989
                                                                     Six Months Ended             (inception) through
                                                                         June 30,                    June 30, 1996
                                                            --------------------------------   -------------------------
                                                                  1996             1995
                                                                  ----             ----

OPERATING ACTIVITIES:
Net loss                                                         $(1,856)           $(359)                $(12,012)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                    $14               $8                     $225
     Loss on sale of equipment                                         --               --                       $4
     Amortization of discount on notes payable and
       deferred financing costs                                        --             $271                     $568
     Issuance of common shares for services                            --               --                      $24
     Issuance of Series A convertible preferred
       stock for interest, license agreement
        and services rendered                                          --               --                     $240
     Changes in operating assets and liabilities:
     Other current assets                                             $12             $(6)                   $(137)
     Accounts payable and accrued liabilities                       $(10)             $160                     $182
     Accrued compensation and related expenses                     $(143)            $(37)                      $43
     Deferred revenue                                                  --         $(1,000)                       --
     Other                                                            $34             ----                      $34
                                                                      ---             ----                     ----

Net cash used in operating activities                            $(1,949)           $(963)                $(10,829)
                                                                 --------           ------                ---------

INVESTING ACTIVITIES:
Purchase of property and equipment                                   $(8)              --                    $(173)
Proceeds from sale of property and equipment                         ----              $9                     ----
Purchase of short-term investments                               $(5,591)                                 $(12,638)
Sales of short term investments                                        --             $22                   $5,547
                                                                     ----             ---                 --------

Net cash flows provided by
   (used in) investing activities                                $(5,599)             $31                  $(7,264)
                                                                 --------             ---                  -------




                                                        (continued on next page)

                     CELLEGY PHARMACEUTICALS, INC.
                    (A Development-Stage Company)
            CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (Unaudited)
                        (Amounts in thousands)
    ---------------------------------------------------------------------

                                                                                                   Period from
                                                                                                  June 26, 1989
                                                                   Six Months Ended            (inception) through
                                                                       June 30,                   June 30, 1996
                                                            -----------------------------    -----------------------
                                                                  1996           1995
                                                                  ----           ----
FINANCING ACTIVITIES:
Proceeds from notes payable                                          --         $1,750                    $3,548
Repayment of notes payable                                           --             --                   $(2,111)
Net proceeds from the issuance of
   common stock                                                     $12             --                    $6,516
Issuance of Series A convertible preferred
   stock, net of issuance costs                                  $6,753             --                    $6,780
Issuance of Series B convertible preferred                           --             --                       $(1)
Issuance of Series C convertible preferred
   stock, net of issuance costs                                      --             --                    $4,978
Deferred financing costs                                             --         $ (545)                     $(80)
                                                                 ------         ------                   -------
Net cash flows provided by
   financing activities                                          $6,765         $1,205                   $19,630
Net increase (decrease) in cash                                  $ (783)          $273                    $1,537
Cash and cash equivalents at beginning of period                 $2,320           $380                   -------
                                                                 ------         ------                   -------
Cash and cash equivalents at end of period                       $1,537           $653                    $1,537
                                                                 ======         ======                   =======


SUPPLEMENTAL DISCLOSURE OF
   NONCASH TRANSACTIONS:

Conversion of preferred stock to
   common stock                                                      --             --                    $6,514
Issuance of common stock for notes payable                           --             --                      $268
Issuance of warrants in connection with
   notes payable financing                                           --             --                      $487
Issuance of Series A convertible
   preferred stock for notes payable                                 --             --                    $1,153
Issuance of Series B convertible
   preferred stock for notes payable                                 --             --                      $115
Issuance of common stock for
   Pacific Pharmaceuticals, Inc.                                     --             --                        $9

         The accompanying notes are an integral part of these
                    condensed financia statements.

                     CELLEGY PHARMACEUTICALS, INC.
                     (A Development-Stage Company)
                NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed balance sheets as of June 30, 1996, and December 31, 1995, condensed statements of operations for the three months and six months ended June 30, 1996 and 1995, and the condensed statements of cash flows for the six months ended June 30, 1996 and 1995, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filing for the year ended December 31, 1995. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the periods presented.

Operating results for the six months ended June 30, 1996, may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


NOTE 2.  CONVERTIBLE SERIES A PREFERRED STOCK

On April 19, 1996, the Company completed a $7,500,000 private placement of 750 shares of convertible Series A Preferred Stock ("Series A Preferred Stock") or ("Preferred Stock Financing"). Net proceeds were $6,753,000. The shares are convertible, at the option of the holder, into Cellegy common stock. The Company filed a registration statement on May 9, 1996, to register for resale from time to time the common stock issuable upon conversion of the Series A Preferred Stock, as well as certain other outstanding shares or shares issuable upon the exercise of outstanding warrants. The registration statement was declared effective by the Securities and Exchange Commission on July 2, 1996. The number of shares of common stock issuable on conversion of a share of Series A Preferred Stock is calculated based on the lower of a fixed conversion price or a variable conversion price primarily depending on the market price of the common stock on the conversion date. The minimum number of shares which could be issued on conversion of all the Series A Preferred Stock is approximately 1,150,000 shares, which would have occurred if all shares had been converted in July 1996 at the time the shares first became convertible at the fixed conversion price of $6.6275 per share. If the variable conversion price is lower than the fixed conversion price, a greater number of shares will be issued upon conversion. Two years after issuance, any remaining unconverted preferred shares are automatically converted into common stock. A conversion premium accrues at the rate of 8 percent per annum and is payable upon conversion, in shares of common stock. Finally, Cellegy has redemption rights under certain circumstances. As of July 24, 1996, 46,145 shares of common stock have been issued in conjunction with conversions by two Series A Preferred Stock investors.

NOTE 3.  SUBSEQUENT EVENT

On July 10, 1996, the Company announced the deaths of William E. Bliss, its President and Chief Executive Officer, and Lionel N. Simon, Ph.D., its Vice President, Corporate Development, in an automobile accident. Dr. Carl
Thornfeldt, the Company's Chairman of the Board, was named Acting Chief Executive Officer. Dr. Thornfeldt, Dr. Denis Burger, a director, Dr. Michael Francoeur, Vice President of Research and Development, and A. Richard Juelis, Vice President, Finance and Chief Financial Officer, will serve on a transition committee responsible for the Company's corporate development and operational activities. The Company has also established a search committee, headed by Dr. Burger, and engaged Heidrick & Struggles, the executive recruiting firm which originally recruited Mr. Bliss, to conduct a nationwide search for a new Chief Executive Officer.

The Company  reported  this event on a Form 8-K filed on July 25, 1996.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company commenced operations in 1989 to engage in the research, development and commercialization of proprietary products for the skin including drug delivery products using the skin as the portal of entry, non-prescription over-the-counter consumer products to repair and protect damaged skin and prescription therapeutic products for skin disorders. Since its inception, the Company has engaged entirely in research and development activities, and intends to continue research and development of its drug delivery products, and the preclinical and clinical testing of its pharmaceutical products.

RESULTS OF OPERATIONS

         Revenues. The Company had contract development revenues of $15,000 for the six months ended June 30, 1996, attributable to its license agreement with Neutrogena Corporation, compared with revenues of $1,000,000 for the six months ending June 30, 1995. Revenues in 1995 were attributable to the purchase in June 1994 by Neutrogena Corporation (which was subsequently acquired by Johnson & Johnson) for $1.0 million of an exclusive, worldwide (excluding Japan), royalty free license for azelaic acid for both prescription and consumer products. The Company does not anticipate receiving any significant revenues for at least the next several quarters, and there can be no assurances regarding when, if ever, the Company will receive any licensing or other revenues.

         Research and Development Expenses. Research and development expenses were $1,193,000 and $543,000, for the six months ended June 30, 1996 and 1995, respectively. For the three months ended June 30, 1996 and 1995, such expenses were $597,000 and $267,000, respectively. The increases for both periods of 1996 were mainly due to toxicology and clinical trials expenses related to Glylorin(TM). In January 1996, the Company commenced a Phase III study using Glylorin to evaluate its efficacy in the topical treatment of ichthyosiform erthroderma. The Company expects that the study will be expanded to approximately 20 medical centers across the U.S. over the next year.

         During the first half of 1996 the Company occupied, equipped and staffed a new laboratory in San Carlos, California, which contributed, in part, to the increase in research and development expenses compared with 1995. The Company's research and development expenses are expected to increase in the future as Glylorin clinical trial activities expand and as a result of anticipated increase in staffing and contract research expenses associated with preclinical research on the Company's transdermal drug delivery and consumer products.

         General and Administrative Expenses. General and administrative expenses were $783,000 and $474,000 for the six months ended June 30, 1996 and 1995, respectively. For the three months ended June 30, 1996 and 1995, such expenses increased to $432,000 from $220,000. The increase for both periods of 1996 was primarily due to increased salaries, consulting and professional fees, and related personnel expenses. The Company's general and administrative expenses are expected to increase over the next several quarters in part as a result of anticipated higher general and administrative expenses in support of anticipated greater research and development activities, and the Company's corporate partnering efforts.

         Interest Income and Expense. The Company recognized $105,000 in interest income for the six months ended June 30, 1996, compared with $24,000 for the same period in 1995. The additional interest income earned in 1996 was due to a higher average invested cash balances during the period. Interest income earned in the second quarter 1996 exceeded that earned in the same period of 1995 by $22,000, resulting from investment of proceeds from the Preferred Stock Financing completed in April 1996, see note 2 above. The Company incurred no interest expense for the three months ended June 30, 1996, compared with $222,000 for the same period in 1995. The interest expense in the first quarter 1995 was associated with previously issued bridge notes.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced net losses and negative cash flow from operations each year since its inception. Through June 30, 1996, the Company has incurred a cumulative net loss of approximately $12.0 million and consumed cash in operational activities of approximately $10.8 million. Prior to the completion of its initial public offering, the Company had financed its operations primarily from private sales of debt and equity securities, raising a net total of approximately $7.3 million. Subsequently the Company raised approximately $6.5 million in net proceeds from its initial public offering in August 1995, and approximately $6.8 million in net proceeds from its Preferred Stock Financing in April 1996.

         The Company's cash, cash equivalents and short-term investments increased from approximately $3.8 million at December 31, 1995, to approximately $8.6 million at June 30, 1996. The approximately $4.8 million increase during the first half of 1996 was due to proceeds from the Preferred Stock Financing offset somewhat by net cash used in operating activities.

         Cellegy's operating expenses and capital requirements over the next several quarters will depend on numerous factors, but will mainly be affected by the progress of its research and development programs, its preclinical and clinical testing, and its ability to complete corporate partnership agreements. The Company's cash needs are expected to continue to increase over at least the next two years in order to fund the additional expenses the Company will incur as it expands its current research and development programs, particularly in drug delivery, and increases its clinical trial activities relating principally to Glylorin.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         This Quarterly Report on Form 10-QSB and matters discussed herein contain forward looking statements. These forward looking statements and all assumptions, anticipations, and expectations contained herein concern matters that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such words used as "believes", "anticipates", "expects" or "intends" are intended to identify, but are not the sole means of identifying, forward looking statements. Further the Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report. The factors discussed in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1996, should be carefully considered when evaluating the Company's business and prospects.

         The recently completed Preferred Stock Financing will, upon conversion to common stock from time to time over the next two years, significantly increase the Company's outstanding common shares. In addition, the one year lock-up period associated with certain of the Company's common stock and warrants will end in August 1996. The increase in common shares available for sale in the public market could have a negative impact on the share price, particularly in light of the Company's currently low trading volume and public share float.

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

         None


ITEM 2.  Changes in Securities

         On April 19, 1996, the Company completed the Preferred Stock Financing described in Note 2 to Item 1 above. The following discussion summarizes some (but not all) of the material rights of holders (the "Series A Shareholders") of shares of Series A Convertible Preferred Stock (the "Series A Shares"), that may modify, limit or qualify the rights of holders of Common Stock as they existed before the closing of the Preferred Stock Financing:

         In the event of a liquidation of the Company, the Series A Shares have a liquidation preference, in priority to any distribution to holders of Common Stock, equal to the original purchase price for the Series A Shares plus an 8% per annum from the date of purchase. A merger or similar transaction is not treated as a liquidation for this purpose.

         The Series A Shares are convertible into Common Stock at certain times. The Series A Shares are redeemable by the Company at certain times and at certain prices at the Company's discretion as provided in the Company's articles of incorporation and the certificate of designation establishing the rights of the Series A Shares.

         The Company may not alter the rights, preferences or privileges of the Series A Shares or create any new class of stock having a preference senior to that of the Series A Shares without obtaining consent of a majority of the Series A Shareholders.


ITEM 3.  Defaults Upon Senior Securities

         None


ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders, held on June 10, 1996, three matters were submitted to vote of the shareholders: the election of directors; certain amendments to the Company's 1995 Equity Incentive Plan (the "Plan"); and ratification of the appointment of Ernst & Young LLP as the Company's accountants for the fiscal year ending December 31, 1996.

         With  respect to the  election of  directors,  the  following  nominees
(constituting of all nominees nominated for election by the Company) were elected by the votes indicated:

Nominee                                  Votes              Votes Withheld
- -------                                  -----              --------------

William E. Bliss                       3,283,270                11,100
Denis R. Burger, Ph.D.                 3,283,070                11,300
Peter M. Elias, M.D.                   3,283,270                11,100
Tobi B. Klar, M.D.                     3,283,070                11,300
Carl R. Thornfeldt, M.D.               3,283,270                11,100
Larry J. Wells                         3,283,270                11,100

         With respect to the amendment of the Plan, 2,129,687 shares voted in favor, 95,528 shares voted against, and 1,069,155 shares were withheld or not voted.

         With respect to the ratification of Ernst & Young LLP as the Company's auditors, 3,293,720 shares voted in favor, 300 shares voted against, and 350 shares were withheld or not voted.


ITEM 5.  Other Information

         In April 1996, Cellegy entered into a research agreement with Bausch & Lomb of Rochester, New York. The agreement involves laboratory and possibly human testing of two of the Company's skin protectant formulations. If results of the initial research are successful, this collaboration may lead to a licensing agreement.

         As described in Item 2 above, the Company completed the Preferred Stock Financing in April 1996.


ITEM 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits

         11.1     Computation of Net Income (Loss) per Share

         (b)      Reports on Form 8-K

         10.1     Form 8-K, filed on July 25, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CELLEGY PHARMACEUTICALS, INC.



Date:  August 6, 1996                              _____________________________
                                                   Carl R. Thornfeldt, M.D.
                                                   Chairman of the Board and
                                                   Chief Executive Officer


Date:  August 6, 1996                              _____________________________
                                                   A. Richard Juelis
                                                   Vice President, Finance and
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit                                                            Sequential
Number        Description                                          Page Number
- -------       -----------                                          -----------

10.1          Form 8-K, filed on July 25, 1996

11.1          Computation of Net Income (Loss) Per Share

20.1          Press Release