Form 10QSB
period 1996-09-30
CELLEGY PHARMACEUTICALS INC
filed 1996-11-01
CIK 887247

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                                 (415) 524-1600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       ----    ----


The number of shares outstanding of the registrant's common stock at October 16, 1996 was 4,993,603.


                          CELLEGY PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB



                                                                                               Page
                                                                                               ----
PART I  - FINANCIAL INFORMATION:

ITEM 1  - Financial Statements

       Condensed Balance Sheets as of September 30, 1996 (unaudited)
       and December 31, 1995                                                                     3

       Unaudited  Condensed  Statements of  Operations  for the three months and nine months ended September 30, 1996 and 1995, and the
       period from June 26, 1989 (inception) through September 30, 1996                          4

       Unaudited  Condensed  Statements  of Cash Flows for the nine months ended
       September 30, 1996 and 1995, and the period from June 26, 1989
       (inception) through September 30, 1996                                                    5

       Notes to Condensed Financial Statements                                                   7

ITEM 2  - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                          9

PART II - OTHER INFORMATION

ITEM 1  - Legal Proceedings                                                                     13

ITEM 2  - Changes in Securities                                                                 13

ITEM 3  - Defaults Upon Senior Securities                                                       13

ITEM 4  - Submission of Matters to a Vote of Security Holders                                   13

ITEM 5  - Other Information                                                                     13

SIGNATURE(S)                                                                                    14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                            CELLEGY PHARMACEUTICALS, INC.
                                            (A Development-Stage Company)
                                               CONDENSED BALANCE SHEETS
                                     (Amounts in thousands, except share amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                        Sept. 30, 1996              Dec. 31, 1995
                                                                        --------------              -------------
                                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $  599                     $2,320
Short-term investments                                                           6,906                      1,500
Other current assets                                                               318                        149
                                                                               -------                    -------
   Total current assets                                                          7,823                      3,969
                                                                               -------                    -------

Property and equipment, net                                                         38                         59
                                                                               -------                    -------
   Total assets                                                                 $7,861                     $4,028
                                                                               =======                    =======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                          $131                       $192
Accrued compensation & related expenses                                             29                        188
                                                                               -------                    -------
   Total current liabilities                                                       160                        380
                                                                               -------                    -------



SHAREHOLDERS' EQUITY:
Series A Preferred  Stock,  no par value;  1,100 shares  authorized;
   275 shares issued and outstanding at September 30, 1996 and
   no shares issued and outstanding at December 31, 1995                         2,476                       --
Common stock, no par value; 20,000,000 shares
   authorized; 4,922,090 shares issued and outstanding
   at September 30, 1996 and 3,777,074 shares issued
   and outstanding at December 31, 1995                                         18,131                     13,804
Deficit accumulated during the development stage                               (12,906)                   (10,156)
                                                                               -------                    -------
   Total shareholders' equity                                                    7,701                      3,648
                                                                               -------                    -------
   Total liabilities and shareholders' equity                                   $7,861                     $4,028
                                                                               =======                    =======

The accompanying notes are an integral part of these condensed financial statements.

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                            CELLEGY PHARMACEUTICALS, INC.
                                            (A Development-Stage Company)
                                          CONDENSED STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                     (Amounts in thousands, except share amounts)
--------------------------------------------------------------------------------------------------------------------
                                                                                                     Period from
                                                                                                    June 26, 1989
                                             Three Months Ended         Nine Months Ended        (inception) through
                                                 Sept. 30,                  Sept. 30,               Sept. 30, 1996
                                          ------------------------- -------------------------- ---------------------
                                               1996         1995         1996         1995
                                               ----         ----         ----         ----

Revenues:
         License revenue from affiliate      $   --        $  --       $   --       $ 1,000           $  1,000

         Contract revenue from affiliate         --           --            15          --                 145
                                             -------       ------      -------      -------           --------
         Total Revenue                           --           --            15        1,000              1,145

Operating expenses:
         Research and development                673          283        1,866          826              8,276
         General and administrative              387          234        1,170          708              5,719
                                             -------       ------      -------      -------           --------
         Total operating expenses              1,060          517        3,036        1,534             13,995

         Operating income (loss)              (1,060)        (517)      (3,021)        (534)           (12,850)

Interest expense                                 --          (387)         --          (753)              (863)
Interest income and other, net                   166           20          271           44                807
                                             -------       ------      -------      -------           --------

         Net income (loss)                   $  (894)      $ (884)     $(2,750)     $(1,243)          $(12,906)

Net income (loss) per share                  $ (0.20)      $(0.27)     $ (0.68)     $ (0.41)
                                             =======       ======      =======      =======


Shares used in net income (loss)
per share calculation                          4,438        3,315        4,050        3,013
                                             =======       ======      =======      =======


The accompanying notes are an integral part of these condensed financial statements.

                                            CELLEGY PHARMACEUTICALS, INC.
                                           (A Development - Stage Company)
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                (Amounts in thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                                          Period from
                                                                                         June 26, 1989
                                                            Nine Months Ended         (inception) through
                                                                Sept. 30,                Sept. 30, 1996
                                                         ------------------------     -------------------
                                                           1996             1995
                                                           ----             ----
OPERATING ACTIVITIES:
Net loss                                                 $(2,750)        $(1,243)           $(12,906)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                            29              13                 238
     Loss on sale of equipment                               --              --                    4
     Amortization of discount on notes payable and
       deferred financing costs                              --              476                 568
     Issuance of common shares for services                  --              --                   24
     Issuance of Series A convertible preferred
       stock for interest, license agreement
        and services rendered                                --              --                  240
     Changes in operating assets and liabilities:
       Other current assets                                 (169)           (100)               (318)
       Accounts payable and accrued liabilities              (61)           (230)                131
       Accrued compensation and related expenses            (159)            --                   29
       Deferred revenue                                      --           (1,000)                --
       Other                                                  34             --                   34
                                                         -------         -------            --------

Net cash used in operating activities                    $(3,076)        $(2,084)           $(11,956)
                                                         -------         -------            --------

INVESTING ACTIVITIES:
Purchase of property and equipment                       $    (8)        $   --             $   (173)
Proceeds from sale of property and equipment                 --                9                 --
Purchase of short-term investments                        (5,626)            --              (12,673)
Sales of short term investments                              220              22               5,767
                                                         -------         -------            --------

Net cash provided by
   (used in) investing activities                        $(5,414)            $31            $ (7,079)
                                                         -------         -------            --------

                                                        (continued on next page)

                                            CELLEGY PHARMACEUTICALS, INC.
                                            (A Development- Stage Company)
                                    CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                                     (Unaudited)
                                                (Amounts in thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                                          Period from
                                                                                         June 26, 1989
                                                            Nine Months Ended         (inception) through
                                                                Sept. 30,                Sept. 30, 1996
                                                         ------------------------     -------------------
                                                           1996             1995
                                                           ----             ----
FINANCING ACTIVITIES:
Proceeds from notes payable                              $   --          $1,750             $ 3,548
Repayment of notes payable                                   --          (2,017)             (2,111)
Net proceeds from the issuance of
   common stock                                               16          6,492               6,520
Issuance of Series A convertible preferred
   stock, net of issuance costs                            6,753            --                6,780
Issuance of Series B convertible preferred                   --             --                   (1)
Issuance of Series C convertible preferred
   stock, net of issuance costs                              --             --                4,978
Deferred financing costs                                     --             --                  (80)
                                                         -------         -------            -------
Net cash provided by
   financing activities                                    6,769          6,225              19,634
Net increase (decrease) in cash                           (1,721)         4,172                 599
Cash and cash equivalents at beginning of period           2,320            380                 --
                                                         -------         -------            -------
Cash and cash equivalents at end of period               $   599         $4,552             $   599
                                                         =======         ======             =======


SUPPLEMENTAL DISCLOSURE OF
   NONCASH TRANSACTIONS:

Conversion of preferred stock to
   common stock                                          $ 4,277            --              $10,791
Issuance of common stock for notes
   payable                                                   --          $  268             $   268
Issuance of warrants in connection with
   notes payable financing                                   --             --              $   487
Issuance of Series A convertible
   preferred stock for notes payable                         --             --              $ 1,153
Issuance of Series B convertible
   preferred stock for notes payable                         --             --              $   115
Issuance of common stock for
   Pacific Pharmaceuticals, Inc.                             --             --              $     9


The accompanying notes are an integral part of these condensed financial statements.

                          CELLEGY PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed balance sheets as of September 30, 1996 and December 31, 1995, the unaudited condensed statements of operations for the three months and nine months ended September 30, 1996 and 1995, and the unaudited condensed statements of cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the periods presented.

Operating results for the nine months ended September 30, 1996, may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


NOTE 2.  CONVERTIBLE SERIES A PREFERRED STOCK

On April 19, 1996, the Company completed a $7,500,000 private placement of 750 shares of convertible Series A Preferred Stock ("Series A Preferred") or ("Preferred Stock Financing"). Net proceeds were approximately $6,753,000. The shares are convertible, at the option of the holder, into Cellegy common stock. The Company filed a registration statement on May 9, 1996, to register for resale from time to time the common stock issuable upon conversion of the Series A Preferred, as well as certain other outstanding shares or shares issuable upon the exercise of outstanding warrants. The registration statement was declared effective by the Securities and Exchange Commission (the "Commission"), on July 2, 1996. The number of shares of common stock issuable on conversion of a share of Series A Preferred is calculated based on the lower of a fixed conversion price or a variable conversion price primarily depending on the average market price of the common stock on the five trading days proceeding the conversion date. The minimum number of additional shares which could be issued on conversion of all the remaining unconverted Series A Preferred is approximately 371,000 shares, which would occur if all remaining unconverted shares are converted by December 1, 1996 at the fixed conversion price of $6.6275 per share.

If the variable conversion price is lower than the fixed conversion price, a greater number of shares will be issued upon conversion. Two years after issuance, any remaining unconverted preferred shares are automatically converted into common stock. A conversion premium accrues at the rate of 8 percent per annum and is payable upon conversion, in shares of common stock. Cellegy has redemption rights under certain circumstances. As of September 30, 1996, 1,039,716 shares of common stock have been issued in conjunction with the conversion of Series A Preferred. An additional 63,513 shares of common stock were issued as of October 16, 1996.


NOTE 3.  SUBSEQUENT EVENT

On October 2, 1996, the Company filed a registration statement on Form S-3, which was declared effective by the Commission on October 4, 1996, to register for resale shares of Common Stock held or acquirable by certain persons named in the prospectus. This registration statement was intended in part to replace and supersede the registration statement referred to in note 2 above and included most of the shares that were registered on that registration statement.

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


General

         On July 10, 1996, the Company announced the deaths of William E. Bliss, its President and Chief Executive Officer, and Lionel N. Simon, Ph.D., its Vice President, Corporate Development, in an automobile accident. This event was reported on Form 8-K filed on July 25, 1996. Dr. Carl Thornfeldt, the Company's Chairman of the Board, was named Acting Chief Executive Officer. Dr. Thornfeldt, Dr. Denis Burger, a director, Dr. Michael Francoeur, Vice President of Research and Development, and A. Richard Juelis, Vice President, Finance and Chief Financial Officer, are serving on a transition committee responsible for the Company's corporate development and operational activities. The Company has also established a search committee, headed by Dr. Burger, and engaged Heidrick & Struggles, the executive recruiting firm which originally recruited Mr. Bliss, to conduct a nationwide search for a new Chief Executive Officer. The Company has had discussions with a number of candidates and plans to complete its search in the near term.

         On October 3, 1996, the Company received an Orphan Drug grant from the United States Food and Drug Administration ("FDA") of up to $400,000 over a two year period from September 30, 1996, to September 30, 1998. The grant will cover part of the Company's Phase III study costs to evaluate the safety and efficacy of the topical drug Glylorin(TM) for the treatment of congenital ichthyosiform erythroderma, a disfiguring skin disease.

         On October 17, 1996, the Company announced that it had signed a letter of intent with Glaxo Wellcome, Inc. for the licensing of Glylorin. The letter is non-binding, and the parties' legal obligations will be created only upon negotiation and execution of definitive agreements. According to the letter of intent, Cellegy would provide Glaxo with an exclusive license of patent rights and know-how covering the Glylorin product in most of the world's major markets. In exchange for this license, Cellegy would receive from Glaxo upfront and milestone payments, as well as a royalty on net sales assuming successful completion of product development and market launch. In addition to milestone payments, Glaxo will assume responsibility and the associated costs for all future development and commercialization, including regulatory submissions, testing, manufacturing, marketing and distribution of the product. Glaxo will also reimburse Cellegy for certain previously incurred development costs. The Company plans to complete the agreement in the very near term.

         The Company is currently in active discussions with a number of other potential corporate partners for the development and licensing of its products, although there can be no assurance that these discussions will result in future agreements. If successfully completed, these arrangements could be a potential source of revenue over the next several quarters, although there can be no assurance that revenues would result from such arrangements.


Results of Operations

         Revenues. The Company had revenues of $15,000 for the nine months ended September 30, 1996, attributable to its license agreement with Neutrogena Corporation, compared with revenues of $1,000,000 for the nine months ended September 30, 1995. Revenues in 1995 were attributable to the purchase of an exclusive, worldwide (excluding Japan), royalty free license for azelaic acid for both prescription and consumer products by Neutrogena Corporation (which was subsequently acquired by Johnson & Johnson). The Company had no revenues during the three months ended September 30, 1995 and 1996. Except for contract revenue associated with the Glylorin licensing agreement with Glaxo Wellcome, Inc., the Company does not anticipate receiving any significant revenues for at least the next several quarters. There can be no assurances that the Company will receive any further licensing or other revenues.

         Research and Development Expenses. Research and development expenses were $1,866,000 and $826,000, for the nine months ended September 30, 1996 and 1995, respectively. For the three months ended September 30, 1996 and 1995, such expenses were $673,000 and $283,000, respectively. The increases for both periods of 1996 were mainly due to toxicology and clinical trial expenses related to Glylorin. In January 1996, the Company commenced a Phase III study using Glylorin to evaluate its efficacy in the topical treatment of congenital ichthyosiform erythroderma. The Company expects that the study will be expanded to approximately 25 medical centers across the U.S. over the next year.

         During the first half of 1996 the Company occupied, equipped and staffed a new laboratory in San Carlos, California, which contributed, in part, to the year to date increase in research and development expenses compared with 1995. During the next several months, the Company's research and development expenses are expected to decrease as the Glylorin product development costs are paid for by Glaxo Wellcome, Inc. under terms of the license agreement that the Company believes will be entered into consistent with the letter of intent described above. In subsequent periods, research spending is expected to increase over time as a result of preclinical research on the Company's transdermal drug delivery, skin protectant, and consumer products.

         General and Administrative Expenses. General and administrative expenses were $1,170,000 and $708,000 for the nine months ended September 30, 1996 and 1995, respectively. For the three months ended September 30, 1996 and 1995, such expenses increased to $387,000 from $234,000.

The increase for both periods of 1996 was primarily due to increased consulting and professional fees, as well as personnel and related expenses. The Company's general and administrative expenses are expected to increase over the next several quarters as a result of anticipated higher general and administrative expenses in support of anticipated greater research and development activities, and the Company's corporate partnering efforts.

         Interest Income and Expense. The Company recognized $271,000 in interest income for the nine months ended September 30, 1996, compared with $44,000 for the same period in 1995. The additional interest income earned in 1996 was due to a higher average investment balance during the 1996 period. Interest income earned in the third quarter 1996 exceeded that earned in the same period of 1995 by $146,000, due to investment of proceeds from the Preferred Stock Financing completed in April 1996, see note 2 above. The Company incurred no interest expense for the three months ended September 30, 1996, compared with $387,000 for the same period in 1995. The interest expense in the third quarter 1995 was associated with previously issued bridge notes.


Liquidity and Capital Resources

         The Company has experienced net losses and negative cash flow from operations each year since its inception. Through September 30, 1996, the Company has incurred a cumulative net loss of approximately $12.9 million and consumed cash in operational activities of approximately $12.0 million. Prior to the completion of its initial public offering, the Company had financed its operations primarily from private sales of debt and equity securities, raising net proceeds of approximately $7.3 million. Subsequently the Company raised approximately $6.5 million in net proceeds from its initial public offering in August 1995, and approximately $6.8 million in net proceeds from the Preferred Stock Financing in April 1996.

         The Company's cash, cash equivalents and short-term investments increased from approximately $3.8 million at December 31, 1995, to approximately $7.5 million at September 30, 1996. The approximate $3.7 million increase during the first nine months of 1996 was due to proceeds from the Preferred Stock Financing in April 1996, offset by net cash used in operating activities.

         Cellegy's operating expenses and capital requirements over the next several quarters will depend on numerous factors, but will mainly be affected by the progress of its research and development programs, its preclinical and clinical testing, and its ability to complete additional corporate partnership agreements. After an initial cash inflow over the next several months associated with the anticipated definitive Glaxo Wellcome license agreement and the Glylorin orphan drug grant, described above, the Company's cash needs are expected to continue to increase over at least the next two years in order to fund the additional expenses the Company will incur as it expands its current research and development programs, particularly in drug delivery, skin protectant, and consumer product areas.

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

         The  factors   discussed  in  the  Company's  reports  filed  with  the
Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, the Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 1996, and June 30, 1996, should be carefully considered when evaluating the Company's business and prospects.

         Although over two-thirds of the initially issued Series A Preferred has been converted into Common Stock, the remaining preferred stock will, upon conversion, further increase the number of outstanding shares of Common Stock. In addition, the one year lock-up period associated with the Company's initial public offering (the "IPO"), restricting public sales of most of the shares that were issued before the IPO, expired in August 1996. The increase in common shares available for sale in the public market could have a negative impact on the market price of the Company's Common Stock and publicly-traded warrants, particularly in light of the Company's relatively low trading volume and public share float.

         See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

         None


ITEM 2.  Changes in Securities

         None


ITEM 3.  Defaults Upon Senior Securities

         None


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         None

         (b)      Reports on Form 8-K

         On July 10, 1996, the Company announced the deaths of William E. Bliss, its President and Chief Executive Officer, and Lionel N. Simon, Ph.D., its Vice President, Corporate Development, in an automobile accident. This event was reported on a Form 8-K filed on July 25, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CELLEGY PHARMACEUTICALS, INC.


                                                   /s/ Carl R. Thornfeldt, M.D.
Date:  November 1, 1996                            -----------------------------
                                                   Carl R. Thornfeldt, M.D.
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                                                   /s/ A. Richard Juelis
Date:  November 1, 1996                            -----------------------------
                                                   A. Richard Juelis
                                                   Vice President, Finance and
                                                   Chief Financial Officer