Form 10KSB
period 1996-12-31
CELLEGY PHARMACEUTICALS INC
filed 1997-03-28
CIK 887247

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark one)
       X         Annual Report Pursuant to Section 13 or 15(d) of the Securities
---------------  Exchange  Act of 1934 for the Fiscal  Year Ended  December  31,
                 1996
OR

                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____ to ____.

                         Commission File Number 0-26372


                          CELLEGY PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

            California                                          82-0429727
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

        1065 E. Hillsdale Blvd., Suite 418, Foster City, California 94404
               (Address of Principal Executive Offices)         (zip code)

       Registrant's telephone number, including area code: (415) 524-1600


           Securities registered pursuant to Section 12(b) of the Act:

        None                                       None
 (Title of each class)             (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock no par value
                         Common Stock Purchase Warrants
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X                NO
                             -----                   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Registrant's revenues for the year ended December 31, 1996 were  $647,660.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1997 was $ 19,778,023 (based on the closing price for the Common Stock on the Nasdaq SmallCap Market on such date). This calculation does not include a determination that persons are affiliates or non-affiliates for any other purpose.

The number of shares of common stock outstanding as of March 20, 1997 was 5,619,511.

                       Documents Incorporated By Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held June 5, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.

      Transitional Small Business Disclosure Format (Check one): Yes    No XX
                                                                    ----  ----

                                     PART I


ITEM 1:       BUSINESS

         Overview

         Cellegy Pharmaceuticals, Inc. ("Cellegy" or the "Company") is a pharmaceutical company focused on the fields of skin biology and transdermal drug delivery. The Company is engaged in the development of a proprietary transdermal drug delivery system, as well as prescription pharmaceutical and cosmeceutical products. Based on preclinical studies conducted to date, the Company's drug delivery technology appears to open the skin barrier wider and for longer periods of time than previously believed possible, permitting the transdermal delivery of large-sized molecular or poorly soluble drugs while reducing the risk of local reactions, such as skin irritation or inflammation.

         The Company's product development focus is on three different medical and/or cosmetic needs: (i) GlylorinTM, a topical cream for the treatment of ichthyoses, a group of debilitating chronic skin diseases; (ii) a non-irritating transdermal testosterone gel, used for the treatment of male andropause, a condition which affects some five million males in the United States; and (iii) a line of cosmeceutical products for the treatment of wrinkles. In addition, based on its preclinical studies, the Company believes its other products may have the potential to reverse signs and symptoms of irregular pigmentation, as well as such skin conditions as acne, dermatitis, rosacea, psoriases and severe dry skin.

         The Company was  incorporated  in California in 1989. In 1991, Dr. Carl
R. Thornfeldt, co-founder and Chairman of the Board of the Company, recruited Dr. Peter M. Elias to collaborate with Cellegy. Dr. Elias, Vice-Chairman of the Department of Dermatology at University of California, San Francisco School of Medicine ("UCSF") and a director of the Company, has over 20 years of basic research dedicated to the understanding of the structure and biochemical functions of the epidermis. In October 1993, the Company entered into a license agreement with the University of California providing for an exclusive, worldwide license for a use patent for skin barrier repair technology developed by Dr. Elias with the assistance of Dr. Thornfeldt. In March 1994, the Company entered into a second license agreement for two additional use patents defining the technology relating to drug delivery by skin barrier disruption. See "-- Principal License Agreement."

         The Company has also entered into license agreements with corporate partners relating to its products. In April 1992, the Company entered into an agreement with Neutrogena Corporation pursuant to which Neutrogena made a $5 million equity investment in the Company and licensed certain of the Company's products, principally for consumer applications. Neutrogena also acquired the royalty free rights to the Company's azelaic acid product for $1 million in 1994. Neutrogena was acquired by Johnson & Johnson in 1994.

         In November 1996, the Company signed a license agreement with Glaxo Dermatology ("Glaxo"), a division of Glaxo Wellcome, Inc., for worldwide rights to Glylorin, Cellegy's lipid compound for the treatment of ichthyoses, a group of congenital severely scaling, chronic diseases which the Company estimates afflicts one million people in the United States. Glylorin is currently in Phase III clinical trials for non-bullous congenital ichthyosiform erythroderma (n-CIE). The agreement provides Glaxo with an exclusive license of patent rights and know-how covering the Glylorin product in most of the world's major markets. In exchange for this license, Cellegy received from Glaxo an initial payment and may receive future milestone payments, as well as a royalty on net sales assuming successful completion of product development and commercial marketing. The agreement also provides that Glaxo will assume responsibility and the associated costs for all future development and commercialization, including certain previously incurred development costs. See "-- Principal License Agreements."

         In the near term, Cellegy intends to enter into licensing and product supply arrangements with pharmaceutical and consumer product companies for the development and marketing of its products. From time to time in the future, the Company's formulations will be evaluated by potential partners. However, there can be no assurance that these evaluations will be successful or that the Company will be able to enter into any such licensing or other arrangements.

         The Company has not yet completed the development nor has it commercialized any of its products. In addition, the Company's business involves many risks and uncertainties that could affect the Company's future financial position or results of operations. For further information regarding some of those factors, see "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Operating Results."

Core Technology

         Cellegy's core technologies are based on two underlying premises: (1) the outermost layer of the epidermis, the stratum corneum or barrier layer, is metabolically active and plays a vital role in the skin's response to insults and injuries; and (2) understanding the multiple mechanisms of these responses may lead to the development of improved drug delivery systems, as well as improved pharmaceutical and cosmeceutical products. This understanding formed the basis for the development of two of the Company's products, Glylorin and Azelaic Acid.

         Until approximately 15 years ago, the stratum corneum was viewed as a dead layer that played a passive role in skin functions and diseases. Thus, the prior understanding was that skin processes, including inflammation, barrier formation, hyperproliferation, and scaling are initiated by signals (biologic response modifiers) which either arrive at the dermis via the blood or are generated in the deeper dermis. This view is an "inside-out" perspective of the activation of skin processes or function.

         Cellegy's products are based on research findings initially developed at the Dermatology Research Unit ("DRU") at the University of California, San Francisco, that skin processes can be triggered by external stimuli that alter the stratum corneum barrier, releasing biologic response modifiers. These findings support the alternative "outside-in" view, in which modifiers migrate internally from the surface to activate those abnormal signs deeper in the epidermis and dermis. Cellegy's alternative view forms the basic foundation for its research on the stratum corneum barrier and has impacted the Company's transdermal drug delivery and barrier repair technologies and products.

Product Opportunities

         Drug Delivery

         Of all the prescription drugs in the United States, less than ten are currently approved by the United States Food and Drug Administration (the "FDA") for transdermal delivery. A primary reason for the relatively limited number of drugs approved by the FDA for transdermal delivery is that current drug delivery systems have (i) the inherent limitations of molecular size and physiochemical properties for drugs to be delivered across the skin barrier, and (ii) high potential of inducing varying degrees of skin irritation.

         Cellegy is engaged in developing a technology in the form of pharmaceutically acceptable formulations, intended to overcome these inherent limitations. This technology modulates the skin, with the result that the skin barrier appears to be opened wider and stays open for a longer period of time, which may allow for the transdermal and topical delivery of other therapeutic, nutritional, and cosmetic molecules. In addition, the selective manipulation of the barrier appears to reduce the potential of inducing skin inflammation, which often accompanies use of traditional drug delivery technologies, such as patches and iontophoresis.

         The Company believes that there are a number of independent, market driven factors which can further expand the worldwide transdermal drug delivery market, including the following:

         o Transdermal drug products can improve a patient's compliance with instructions for taking medication. This is especially true in the patient populations where non-compliance is a serious issue, either due to the need for multiple-drug therapy or the physical-psychological status of these patients. Transdermal drug delivery offers a convenient, less frequent dosing regimen and a less painful method of delivering the drug in comparison with injections and many other delivery methods.

         o Patent expirations on currently marketed drugs have increased the interest of many pharmaceutical companies in developing transdermal drug delivery product forms for their proprietary drugs. The Company's goal is to obtain additional protection for the combination use of its potential transdermal delivery method and the systemic drug, thus potentially extending the duration of the product life cycle of a proprietary drug.

         o Much of today's research by major pharmaceutical and biotechnology companies is focused on the discovery of genetically derived compounds which are generally larger-sized molecules, such as human peptides and proteins. Because it is difficult or impossible to deliver many of the new biological products by traditional oral tablets or transdermal patches, the Company believes that development of such compounds may present a significant opportunity for its drug delivery systems.

         In conducting experiments with various formulations based on its core technologies, Cellegy scientists discovered significant anti-inflammatory and anti-allergenic properties associated with its proprietary ingredients. Further animal studies with these formulations have demonstrated efficacy equivalent to currently marketed prescription and cosmeceutical products, but with reduced irritation. Cellegy's resulting product development effort is focusing on optimizing the unique characteristics of its proprietary ingredients to mitigate the irritation of currently marketed products. Using its proprietary ingredients, Cellegy's product development program is focusing on testosterone and an anti-wrinkling product line.

         Prescription Products

         Cellegy further seeks to capitalize on the premise that the skin processes accompanying several of the most serious and most common skin diseases result from several of the following abnormal signs: scaling, skin infection, inflammation, and excessive cell multiplication (hyperproliferation). It has been shown that corticosteroids, antimicrobials, and retinoids, the three largest dermatologic therapeutic classes of drugs based on sales, reverse only one or two of these abnormal signs.

         In order to effectively treat skin diseases resulting from the abnormal signs described above, the patients often require use of a combination of drugs. Such combination therapy may result in significant inconvenience to the patient, causing a decreased level of patient compliance that may be inadequate to successfully treat the disease. As a result, the Company believes its products may decrease or eliminate the need for the current combination therapies, thus providing cost and efficacy advantages in today's managed care environment. Glylorin and Azelaic Acid are Cellegy's prime examples of this product approach.

         Consumer and Cosmeceutical Products

         Cellegy researchers are developing consumer and cosmeceutical products, that fortify the protective function of the skin barrier and may improve the skin's ability to protect against environmental and occupational skin damage, thus preventing and/or reversing the signs of aging. Studies conducted to date by Cellegy and its collaborators suggest that these products may help alleviate inflamed skin conditions, as well as help reverse signs of photoaging, including pigmentation and wrinkling.

Cellegy Drug Delivery Products -- Technology and Development Status

         Technology

         During the process of seeking approaches to effectively repair the skin barrier, scientists at both UCSF and later at Cellegy discovered a unique and proprietary "biochemical enhancer technology". This technology, utilizing the skin as a portal for entry, comprises a variety of methods which manipulate the key barrier lipids of the stratum corneum: cholesterol, ceramides, and free fatty acids. The Company's researchers have demonstrated that normal barrier function requires a specific critical ratio of all three lipids. Variations from this ratio result in predictable alterations in barrier permeability. The result is that the Company's drug delivery methods appear to be able to open the barrier wider and keep it open longer than existing approaches. Based on the Company's limited studies to date, Cellegy's selective opening of the barrier membrane has triggered less active repair mechanisms, thus diminishing the risk of inflammation.

         Cellegy has developed research data, including animal assays and preclinical studies, that lead the Company to believe that therapeutic success using its drug delivery technology may be achieved in humans. The data generated to date include the testing of the following drugs: vasopressin, luteinizing hormone releasing hormone (LHRH), testosterone, lidocaine, cimetidine, and caffeine.

         The Company has not conducted any human trials or studies regarding its drug delivery technology, and there can be no assurance that research data, trials or studies relating to animals are predictive of success in humans or that any human trials will be successful.

         Initial Application of Cellegy's Drug Delivery Program

         The Company is initially focusing its drug delivery research on developing topical/transdermal formulations for FDA approved drugs that can now only be administered by oral or injectable routes. In addition, the candidate drugs may have the potential to effectively treat more than one disease indication. If so, Cellegy anticipates filing supplemental NDAs once approval for the current indication is achieved. One of Cellegy's three drug delivery patents, covering three of eight delivery methods, has been granted in the United States. The other patent filings, covering the other five methods, are still being examined. The Company also anticipates filing patents for specifically designed formulations comprising certain delivery methods and the active compound.

         The first compound in the development path is transdermal testosterone gel whose indications include male and female hormone replacement. Two transdermal patch products are commercially available: one is applied to the scrotum and the other consisting of two large patches. These products are effective in delivering testosterone, but are associated with a significant level of skin irritation. Based on studies conducted to date, Cellegy expects that its topical testosterone gel will be significantly less irritating and more cosmetically acceptable than the patch products, thereby offering the prospect of greater market penetration. The side effects of current products limit usage to about 5% of the five million males affected in this country.

         Other compounds under study for transdermal delivery using the Company's technology include (i) a compound which appears to effectively ameliorate the symptoms of schizophrenia and anxiety disorders, improve cognition and assist in cessation of addictive behavior, and (ii) a compound approved for treatment of high blood pressure, that has the potential to positively impact disorders of cognition and chronic renal failure, which may decrease the number of patients requiring dialysis and kidney transplant. Both of these product candidates are in the preclinical stage of development.

Cellegy Therapeutic and Consumer Products -- Technology and Development Status

         Therapeutic Products in Development

         Glylorin. Data from preclinical and Phase II/III clinical studies conducted to date suggest that this compound may inhibit the abnormal signs, as well as other symptoms of ichthyoses, and may have the potential to alleviate severe dry skin conditions.

         In January 1996, the Company commenced a Phase III study with Glylorin focusing on one of the most severe forms of ichthyoses, non-bullous congenital ichthyosiform erythroderma ("n-CIE"). Phase III is the last clinical testing of this product prior to the submission of a new drug application ("NDA") to the FDA (assuming acceptable results). Based on current patient enrollment, the Company expects to complete this study during the second half of 1997. Earlier, Cellegy had successfully concluded three double-blind Phase II/III human studies, which indicated that Glylorin appeared to treat two types of congenital ichthyoses: congenial ichthyosiform erythroderma and neutral lipid storage disease. Ichthyoses is a family of related, debilitating skin diseases characterized by a thick surface layer of scales, that frequently affects the entire body. Each of the three studies appeared to show that Glylorin reduced the signs of the disease more than the placebo, and that the differences between the active and placebo were statistically significant.

         The FDA has granted orphan drug designation for the use of Glylorin to treat the ten most severe types of congenial primary ichthyoses, for which there is no approved prescription drug. A principal consideration for the Company's decision to pursue such orphan drug designation was the desire to provide an effective treatment for one of the most debilitating human skin diseases. Victims of the disease are currently treated with greases, emollients, and Lac-Hydrin, which all provide limited benefits, as well as with oral and topical retinoids, which have a risk of toxicity.

         In September 1996, Cellegy received an Orphan Drug Grant of up to $400,000 from the FDA to further develop Glylorin for the treatment of ichthyoses. In November 1996, the Company entered into a licensing agreement with Glaxo for the further development and commercialization of Glylorin in most of the world's major markets. See "-- Principal License Agreements." The Company believes that the Glaxo collaboration has the potential to expedite Glylorin approvals around the world for ichthyoses and other severe dry skin conditions, such as those that occur in the elderly.

         Consumer and Cosmeceutical Products in Development

         Cellegy researchers have discovered that many currently available moisturizers (products that increase water content of the skin) can actually further damage an already compromised barrier and/or inhibit its normal repair process, demonstrated by measuring increased water loss across the skin. In addition, most anti-wrinkling products on the market cause varying degrees of skin irritation. In order for these products to be effective, higher concentrations of active ingredients, such as Alpha Hydroxy Acids ("AHA"), must be included in the formulation, which in turn, results in increased irritation. Cellegy's research to date suggests that the products utilizing Cellegy's proprietary ingredients may not only reduce irritation, but also appear to moisturize and accelerate restoration of the integrity of a comprised skin barrier, whether it is disrupted by chemical or physical injury, skin disease or photoaging. During a series of preclinical experiments, the Company's scientists discovered that in addition to these capabilities, these proprietary ingredients show significant anti-allergenic properties.

         Anti-wrinkling Cosmeceutical Products. The Company is developing a line of unique cosmetically elegant topical formulations based on anti-irritant and anti-allergenic ingredients which are the subject of a patent application filed by the Company. These metabolically active cosmetics are expected to produce measurable visible changes of cosmetic parameters of the skin, i.e. roughness, wrinkles, and laxity. Cellegy may also employ other compounds with multifunctional mechanisms of action and proven safety. These compounds are not normally utilized in commercially available cosmetics due to irritation. The Company believes, however, that two or more of these compounds may be synergistically combined. Cellegy is actively seeking proprietary protection for these unique formulations.

         Cellegy believes its first generation of anti-wrinkling products, which will not incorporate AHA or retinoids, may potentially reverse the signs of aging, including wrinkles, to a greater degree than either, yet without the skin irritation that sometimes accompanies use of such compounds. However, the Company's proprietary anti-irritant may also be out licensed for incorporation into retinoid and AHA products. Cellegy's furture research efforts in aging skin will use more unique and innovative technologies. The Company anticipates that resulting products will be designed for specific skin sites, skin types and/or age of the person.

         Consumer Products for the Skin. The Company is also developing a line of consumer skin care products, currently in late-phase formulation development. These products contain a basic formulation of different compounds that are GRAS (generally regarded as safe) ingredients, and function optimally at specific ratios. Separate product formulations are being developed in the lip protection, facial and body lotions, and moisturizing cleanser categories. To date, based on test data from various assays, these products appear to outperform certain commercial skin care products. Cellegy believes that these new products present an opportunity to provide more effective consumer skin care for many different areas of the body.

         The  Company's  research   and  development  expenses  were  $1,225,000
and $2,712,000 in 1995 and 1996, respectively. See "Management's Discussion and Analysis."


Marketing Strategy

         If successfully developed, Cellegy expects that most of its products will be sold into major market segments, which would require large sales forces and significant marketing support. Cellegy has had, and expects from time to time in the future to have, discussions with third parties that have sufficient experience and resources necessary to support the marketing of its products.

         Cellegy intends to collaborate primarily with major pharmaceutical companies and consumer companies through establishment of licensing and other collaborations. Through these agreements, Cellegy believes it could receive upfront and milestone payments, development funding for research, as well as royalty streams from product sales. In the future, Cellegy may consider marketing some of its products directly to targeted markets, such as dermatologists and related professionals.

Patents and Trade Secrets

         The Company has nine granted U.S. patents, several issued foreign patents and many foreign patent applications for the use of certain compounds to treat the most common and/or severe inflammatory dermatologic diseases including dermatitis, psoriasis, rosacea and acne, as well as disorders such as various ichthyoses, wrinkling and skin aging and premalignant actinic keratoses. Three pending patent applications relate to technology or products licensed from the University of California. At least two more patent applications are being prepared for filing but are currently protected by disclosure documents. Corresponding patent applications for most of the Company's issued U.S. patents have been filed in many countries of importance to the Company located in major world markets, including certain countries in Europe, Australia, South Korea, Japan, Mexico and Canada.

         The Company's policy is to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products that it develops. It is impossible to anticipate the breadth or degree of protection that any such patents will afford, or whether the Company can meaningfully protect its rights to its unpatented trade secrets.

         It is the Company's policy to require its employees to execute an invention assignment and confidentiality agreement upon employment. Cellegy's consultants are required to execute a confidentiality agreement upon the commencement of their consultancy to the Company. Each agreement provides that all confidential information developed or made known to the employee or consultant during the course of employment or consultancy will be kept confidential and not disclosed to third parties except in specific circumstances. The invention assignment generally provides that all inventions conceived by the employee shall be the exclusive property of the Company. In addition, it is the Company's policy to require the collaborators and potential collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets.

Principal License Agreements

         The Company entered into a License Option Agreement dated April 16, 1992 (the "License Option Agreement") with Neutrogena as part of Neutrogena's purchase of 475,560 shares of the Company's Series C Preferred Stock for $5.0 million on June 12, 1992. Also as part of that stock purchase transaction, the Company entered into an Azelaic Acid OTC License Agreement (the "Azelaic Acid Agreement") and a Metabolic Moisturizer OTC License Agreement (the "Metabolic Moisturizer Agreement"), each dated April 16, 1992, with Neutrogena.

         The License Option Agreement requires the Company to notify Neutrogena about potential consumer or prescription products about which it becomes aware and about potential consumer products for which the Company has applied to switch from prescription to consumer status. Certain products and technologies, including the Company's drug delivery products and technologies, Glylorin, and products to be sold in the Japanese market, are excluded from the scope of the License Option Agreement. The royalty-bearing agreement for consumer products provides for a royalty of three percent of net sales for the first two years and five percent of net sales thereafter, and for prescription products provides for a royalty of five percent of net sales with a minimum royalty of $25,000. For both consumer products and prescription products Neutrogena pays out-of-pocket evaluation, development and marketing costs. As of March 20, 1997, Neutrogena had not exercised its option to license any consumer or prescription products about which it had been notified by the Company. Neutrogena previously notified the Company that it has elected not to exercise its option to acquire the Company's skin protectant products offered by the Company in a notice to Neutrogena. The term of the agreement is 15 years.

         The Metabolic  Moisturizer  Agreement,  which  includes  barrier repair technology, and the Azelaic Acid Agreement each granted to Neutrogena an exclusive, worldwide royalty-bearing license. The Metabolic Moisturizer Agreement relates to the Company's barrier repair technology and contains the same royalty and other material terms as the standard royalty-bearing license agreement described above for consumer products. The Azelaic Acid Agreement was terminated and replaced by a Patent License Agreement effective June 1, 1994 (the agreement as amended, the "Neutrogena Agreement") between the Company and Neutrogena. Pursuant to the Neutrogena Agreement, Neutrogena paid the Company $1.0 million for an exclusive, worldwide, royalty-free license for azelaic acid for both prescription and consumer products. The Metabolic Moisturizer Agreement and Neutrogena Agreement will terminate upon the earlier of (a) mutual consent by the Company and Neutrogena or (b) material breach by a party, provided the breaching party is given written notice of the breach and does not cure within thirty days.

         On October 26, 1993, the Company entered into a license agreement with the University of California (the "Licensor") providing for an exclusive, worldwide, royalty bearing license, subject to customary government rights, for two use patents for Barrier Repair Formulations, the rights to which are jointly held by the Licensor and the Company, in consideration of the issuance to the Licensor of 9,513 shares of Series A Preferred and the payment by the Company of an additional $20,000 licensing fee. The license agreement requires the Company to pay royalties on net product sales equal to the greater of $25,000 annually or 2% of net sales of consumer products, and 5% of net sales of prescription products with a minimum of $25,000 annually. The Company has the right to grant sublicenses to third parties. Pursuant to the license agreement, the Company is required to submit progress reports related to development and testing of all licensed products. If the Company fails to achieve certain milestones, the Licensor has the right to terminate the license agreement upon 60 days written notice. The term of the license agreement is the longer of (i) the expiration of the last to expire patent or (ii) 20 years from the date of the agreement.

         On March 4, 1994, the Company entered into a second exclusive, worldwide, royalty bearing license agreement with the Licensor for two patents, the rights to which are jointly held by the Licensor and Cellegy, for "Drug Delivery By Skin Barrier Disruption," in consideration of the payment by the Company of a $15,000 license fee, and a $10,000 annual maintenance fee payable each year until the Company is commercially selling a licensed product. The license requires the Company to pay royalties equal to 1% of net sales of licensed consumer products and 2.5% of net sales of licensed prescription products, with a minimum of $25,000 annually. The Company has the right to grant sublicenses to third parties. The Company is required to provide written progress reports related to development and testing of licensed products. If the Company fails to achieve certain milestones, the Licensor has the right to terminate the license agreement upon 60 days written notice. The license agreement's term is until the longer of (i) the expiration of the last to expire patent or (ii) 20 years from the date of the agreement.

         Certain of the milestone dates in the two agreements with the Licensor described above have passed without being satisfied. The Company is, however, currently in discussions with the Licensor concerning an extension of certain milestones relating to both of the above agreements. The Company believes it will be able to negotiate an extension with the Licensor on satisfactory terms. However, there can be no assurances that this will be the case. Failure to negotiate satisfactory extensions, if required, could have a material adverse affect on the Company.

         During the first half of 1996, Cellegy entered into research agreements with Yamanouchi Europe B.V. and Bausch & Lomb relating to its skin protectant technology. Both agreements involved testing of Cellegy's skin protectant formulations. Although results of testing were consistent with the Company's expectations, Cellegy decided not to enter into an agreement with either company, since acceptable business terms could not be negotiated.

         In November 1996, the Company entered into an agreement with Glaxo for the worldwide licensing rights to Glylorin, Cellegy's lipid compound for the treatment of ichthyoses. Under the terms of the agreement, Cellegy provided Glaxo with an exclusive license of patent rights and know-how covering the Glylorin product in most of the world's major markets. In exchange for this license, Cellegy received from Glaxo an initial payment and could potentially receive future milestone payments (if all milestones specified in the agreement are satisfied) totaling, with the initial payment, $8.7 million, as well as a royalty on net sales assuming successful completion of product development and market launch. In addition to milestone payments, Glaxo will assume responsibility and the associated costs for all future development and commercialization, including certain development costs incurred prior to the date of the agreement. For the year ended December 31, 1996, the Company recognized revenue of approximately $560,000 for licensing fees and development funding revenue.

Government Regulation

         Overview of FDA Drug Approval Process. The following discussion summarizes certain aspects of the process of developing, testing and seeking FDA approval of a topical dermatologic drug. This overview should be read in connection with the more detailed discussion appearing below.

         The development path for a topical dermatologic drug involves formulation, preclinical and clinical testing, and establishing a manufacturing source for the product that satisfies the FDA's current good manufacturing practice ("GMP") requirements. Preclinical testing involves studies in the laboratory and in animal model systems to gain preliminary information on the drug's pharmacology and toxicology and to identify any potential safety problems that would preclude testing in people.

         Phase I protocols are then prepared to test the irritancy, sensitization and/or phototoxicity potential of the product in humans. These proposed protocols are submitted to the FDA along with the results of preclinical evaluations, and chemistry and manufacturing information. The information is submitted to the FDA in the form of an Investigational New Drug Application ("IND"), which involves a 30-day waiting period before Phase I clinical studies may begin unless the FDA approves the IND before then.

         If Phase I studies establish a reasonable safety profile, a Phase II clinical study is conducted to evaluate effectiveness and to find the optimal routes, dose and treatment schedule of the drug for the targeted disease. If the outcome of the Phase II program is positive, Phase III clinical trials are conducted in a larger patient population in an effort to definitely determine safety and effectiveness. If the Phase III data warrant proceeding further, an NDA containing comprehensive chemistry, manufacturing, formulation, preclinical and clinical data, is submitted to the FDA for review and approval. The FDA may require submission of additional information and resubmission of the NDA.

         FDA Requirements for Drug Compounds. The preclinical and clinical testing, manufacture, distribution, marketing, and advertising of pharmaceutical compounds are extensively and intensely regulated by government agencies, primarily the FDA under the Federal Food, Drug and Cosmetic Act. The packaging and labeling of all drug compounds are also subject to extensive FDA regulations.

         After FDA approval of an IND, clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety, dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to (i) evaluate the effectiveness of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible short-term adverse effects and safety risks. When a compound is found to have an effect and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. Phase III trials are usually designed to provide the substantial evidence of effectiveness and the evidence of safety required to obtain FDA approval for marketing. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing. The FDA closely monitors all three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend (place on clinical hold), or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

         New and Abbreviated New Drug Applications. After successful completion of the required clinical testing, generally an NDA is submitted to the FDA (assuming acceptable test results). FDA approval of the NDA (or, in the alternative an Abbreviated New Drug Application ("ANDA"), as described below) is required before marketing may begin in the United States.

         The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than filing an NDA. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the FDA accepts the NDA for filing, it is required to review the NDA within 180 days of the filing. In the process of reviewing applications the FDA again may request that additional information be submitted. The 180-day post-filing review period begins anew when additional requested information is submitted. The effect of such request and subsequent submission can significantly extend the time for the NDA review process.

         Several of the Company's mid and late term products utilize its drug delivery technology formulated with an active drug ingredient already approved by the FDA. In connection with obtaining FDA approval of such product, which requires an NDA, it is possible in certain instances that clinical and preclinical testing requirements may not be as extensive. Limited additional data about the safety or effectiveness of the proposed new drug formulation, along with chemistry and manufacturing information and public information about the active ingredient, may be satisfactory for product approval.

         Once patent and other statutory protections covering a drug approved under an NDA have expired or have been demonstrated not to apply, a generic equivalent to that drug may be approved under an ANDA. An ANDA is ordinarily based upon bioequivalence data that demonstrate that the rate and extent of absorption of the active drug ingredient of the generic drug, usually measured in the blood stream, is equivalent to that of the drug approved under an NDA. The demonstration of bioequivalence and, therefore, ANDA approval, generally requires less time than safety and efficacy studies and NDA approval.

         Until an NDA or ANDA is actually approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA to justify approval. It is impossible to anticipate the amount of time that will be required to obtain approval from the FDA to market any product.

         Even if FDA approval is obtained, a marketed drug product and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market, and other enforcement actions. The FDA may also require postmarketing testing and surveillance programs to continuously monitor the drug's usage and effects. Side effects resulting from the use of drug products may prevent or limit the further marketing of products.

         OTC Monograph. Most over-the-counter drugs and cosmeceuticals are marketed in the United States without FDA prior approval under FDA regulations that permit such OTC marketing if the FDA has issued an OTC monograph with respect to that drug (including its indication(s)), and the product and its labeling comply with that OTC monograph.

         The Company believes that whether a particular skin protectant blend is covered by the FDA "skin protectant" OTC monograph will depend primarily on the active ingredients, the kinds of claims made about the product and compliance with applicable labeling requirements. The Company believes that its barrier repair products and other potential consumer products described in this annual report (other than skin protectant products) are not covered by OTC monographs and therefore will be subject to prior review and approval by the FDA as new drugs before they can be marketed. In addition, even if the Company seeks FDA approval of a product for non-prescription consumer sales, the FDA could instead require that the product be distributed first only by means of a prescription. Such approval, which the Company believes is common where a company seeks approval for a product involving a new compound or a compound previously approved for other uses, could delay for several years, or indefinitely, distribution of the Company's consumer products through the consumer (non-prescription) channel.

         Manufacturing. All manufacturing facilities, methods and controls used for the manufacturing, processing, packing or holding of products for clinical use or for sale must be operated in conformity with FDA's current good manufacturing practice requirements. The Company intends to use contract manufacturers that operate in conformance with these requirements to produce its compounds and finished products in commercial quantities. See "Management's Discussion and Analysis or Plan of Operation - Factors That May Affect Future Operating Results - Government Regulation and Product Approvals."

         Foreign Regulation of Drug Compounds. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in such countries. The approval procedure varies among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. The Company expects to rely on corporate partners and licensees, along with Company expertise, to obtain governmental approval in foreign countries of drug formulations utilizing its compounds.

         Cosmetics. Cosmetics do not require approval by the FDA for marketing in the United States.

         Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects populations of fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA, and after the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphans use are publicized by the FDA. Under current law, orphan drug designation confers upon the first company to receive FDA approval to market such designated drug United States marketing exclusivity for the designated drug and indication for a period of seven years following approval of the NDA, subject to certain limitations.

         Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. Although obtaining FDA approval to market a product with an orphan drug designation can be advantageous, there can be no assurance that the scope of protection or the seven years of market exclusivity that is currently afforded by orphan drug designation and marketing approval will remain in effect in the future.

         Other Government Regulation. The Company is subject to regulation under federal and state law regarding, among other things, occupational safety, the use and handling of radioisotopes, environmental protection, hazardous substance control. In connection with its research and development activities and any manufacturing of clinical trial materials in which the Company may engage, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes.
Although the Company believes that it has complied with these laws and regulations in all material respects and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. See "Management's Discussion and Analysis or Plan of Operation - Factors That May Affect Future Operating Results - Risk of Product Liability; Limited Product Liability Insurance; Environmental Matters."

Competition

         In the development and marketing of topical prescription drugs, cosmeceutical and skin care products, and drug delivery systems, Cellegy faces intense competition from large pharmaceutical companies with established dermatology and consumer product divisions, such as Glaxo Wellcome, Inc., Ortho Pharmaceutical, Inc., a subsidiary of Johnson & Johnson, Schering-Plough, Rhone-Poulenc Rorer Corp., Pharmacia & Upjohn, Inc., Westwood Pharmaceuticals, a subsidiary of Bristol-Myers Squibb Company, Procter and Gamble, L'Oreal, Estee Lauder, and Whitehall-Robbins, a subsidiary of American Home Products. These and other companies have substantially greater financial, technical, production, marketing, and regulatory experience and resources than Cellegy in developing and commercializing drug and skin care products.

         The Company also competes with universities developing drug delivery technologies and with several companies which have been formed to develop unique delivery systems such as ALZA Pharmaceuticals, Cygnus, Inc., Novavax, Inc., Penederm, Inc., Macrochem Corp., and Thera-Tech, Inc. In addition, these companies and academic and research institutions compete with Cellegy in recruiting and retaining highly qualified scientific and management personnel.

         Competition in the dermatology market is generally based on performance characteristics and, to a lesser extent, price. There can be no assurance that the Company's products under development will be able to compete successfully with existing or new commercial products.

Employees

         As of March 20, 1997, the Company had twelve full-time and one part-time personnel. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2:       PROPERTIES

         Cellegy's principal administrative facilities are located in Foster City, California, approximately 20 miles south of San Francisco. The Company occupies this space under a lease expiring July 31, 2001. The annual base rent payment, excluding operating expenses, insurance, property taxes, and assessments, was initially set at $9,009 per month. Over the life of the lease the monthly rent payment will increase to approximately $10,550. The Company believes that the administrative offices will be adequate for at least the next two years.

         Cellegy's research laboratory is located in San Carlos, California, approximately 30 miles south of San Francisco. The Company occupies this space under a lease expiring May 31, 1997. According to the terms of the contract, the Company can extend the lease three times, up to a total of 18 months, without an increase of monthly rent expense. The current monthly base rent is $8,992. Approximately 25% of the laboratory space is being sublet to a third party on a month-to-month basis, as the total space has been exceeding the Company's current needs. Cellegy intends to cancel the sublease agreement in the near future, as the Company's research programs will require the entire leased laboratory facility in order to function productively.

         The Company has no plans to acquire the equipment or facilities necessary for manufacturing its products. See "Risk Factors -- Manufacturing Limitations; Suppliers." All material capital equipment purchases over the past year have been funded by a capital lease agreement. Cellegy intends to continue to use this type of funding for material capital equipment purchases in the foreseeable future.

ITEM 3:       LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1996.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT

         The executive officers, directors, and other significant employees of the Company are as follows:


Name                                   Age                           Positions
----                                   ---                           ---------
K. Michael Forrest                     53            President, Chief Executive Officer, and
                                                     Director
Carl R. Thornfeldt, M.D.               45            Medical Director and
                                                     Chairman of the Board
Michael L. Francoeur, Ph.D.            44            Vice President, Research and Development
A. Richard Juelis                      48            Vice President, Finance and
                                                     Chief Financial Officer
Vivien H.W. Mak, Ph.D.                 40            Vice President, Cutaneous Research
Jack L. Bowman (1)                     64            Director
Denis R. Burger, Ph.D. (2)             53            Director
Peter M. Elias, M.D.                   55            Director
Tobi B. Klar, M.D.                     42            Director
Alan A. Steigrod (1)                   59            Director
Larry J. Wells (2)                     54            Director


-----------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.


         Directors hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are chosen by and serve at the discretion of the Board of Directors, subject to any written employment agreements with the Company. Outside directors receive a fee of $1,000 for each meeting of the Board attended.

         K. Michael Forrest. Mr. Forrest became President, CEO, and a director in December 1996. From January 1996 to November 1996, he was a consultant to biotechnology companies. From November 1994 to December 1995, he was President and CEO at Mercator Genetics, a biotech firm located in Menlo Park, California. From March 1991 to June 1994, he was President and CEO at Transkaryotic Therapies, Inc., a publicly traded gene activation company located in Cambridge, Massachusetts. From 1968 to 1991, Mr. Forrest held a series of domestic and international positions first with Pfizer, Inc., and thereafter senior management positions with American Cyanamid, culminating as Vice President of the company's $950 million Lederle International Group. He is a director of AlphaGene Inc. and The American Social Health Association. Mr. Forrest holds a B.S. in business administration from Georgetown University.

         Carl R. Thornfeldt, M.D. Dr. Thornfeldt is the Chairman of the Board of Directors and a co-founder of the Company, as well as a physician, board certified in dermatology. He has been Medical Director of the Company since its inception. Due to the unexpected death of the Company's then CEO, Mr. William Bliss, in July 1996, Dr. Thornfeldt accepted the position of acting CEO through December 1996, at which time Mr. Forrest was hired as CEO of the Company. In addition, Dr. Thornfeldt served as Vice President, Research and Development from October 1994 until May 1996, at which time Dr. Francoeur was hired due to the growth of the Company. Since 1983, Dr. Thornfeldt has maintained a private dermatology practice and is an Assistant Clinical Professor in Dermatology at the University of Oregon Health Sciences Center. Dr. Thornfeldt received his M.D. from the University of Oregon and his B.S. from Oregon State University. His dermatology residency was performed at University of California, San Diego.

         Michael L. Francoeur, Ph.D. Dr. Francoeur became Vice President, Research and Development in June 1996. From March 1994 to May 1996, he was founder, Chairman and Chief Technical Officer of De Novo, Inc., a dermal therapeutics company. From September 1992 to March 1994, Dr. Francoeur held senior executive positions with Pharmetrix, Inc., a drug delivery company, where he led research and development. From February 1983 to August 1992, he was employed by Pfizer, Inc., where he held various research and management positions in product development, drug delivery, and drug discovery. Dr. Francoeur holds a Ph.D. and M.S. in pharmaceutical chemistry and a B.S. in pharmacy from the University of Kansas.

         A. Richard Juelis. Mr. Juelis became Vice President, Finance and Chief Financial Officer in March 1996. From November 1994 until March 1996, he worked as a financial consultant to the Company, as well as with other health care and telecommunications companies during that period. From January 1993 to September 1994 he was Vice President, Finance and Chief Financial Officer for VIVUS, Inc., a drug delivery company. From October 1990 to December 1992 he was Vice President, Finance and Chief Financial Officer at XOMA Corporation, a biotechnology company. He received a B.S. in Chemistry from Fordham University and a M.B.A. from Columbia University.

         Vivien H.W. Mak, Ph.D. Dr. Mak became Vice President, Cutaneous Research in January 1996, after joining the Company as a research consultant in October 1995. From January 1994 to September 1995, she was Vice President, Research for De Novo, Inc., a dermal therapeutics company. From October 1992 to December 1993, she was Director of Biopharmaceutical Sciences at Pharmetrix
Corporation, a developer of drug delivery systems. From January 1989 to September 1992 she held research scientist positions in the Dermal Therapeutics Group of Pfizer, Inc. Dr. Mak received B.S. and M.S. degrees in chemistry from Chun-Yuan University, Taiwan, and Baylor University, respectively. She holds a Ph.D. in medicinal chemistry from Purdue University.

         Jack L. Bowman. Mr. Bowman became a director in December 1996. He is currently a director of NeoRx Corp., CytRx Corp. and Cell Therapeutics, Inc. In addition, he consults to the pharmaceutical and biotechnology industry groups. From August 1987 to January 1994, he was Group Chairman at Johnson & Johnson, where he managed its $2 billion global pharmaceutical business. Before then, Mr. Bowman held executive positions with CIBA-Geigy and American Cyanamid, where he had responsibility for worldwide pharmaceutical, medical device, and consumer product divisions. He received a Bachelor's degree from Western Washington University.

         Denis R. Burger, Ph.D. Dr. Burger became a director in October 1995. Currently, he is Chief Executive Officer at AntiVirals Inc., a biotechnology company, and is a general partner of Sovereign Partners LLC, a biotechnology consulting and merchant banking partnership, both located in Portland, Oregon. He is a director of SuperGen, Inc. and Trinity Biotech, plc. He was a co-founder of Epitope, Inc. and its Chairman from 1981 to 1990. During the 1970s, Dr. Burger was a research scientist and a professor of microbiology and immunology at the Oregon Health Sciences University in Portland, Oregon. He holds M.S. and Ph.D. degrees in these scientific disciplines.

         Peter M. Elias, M.D. Dr. Elias is a board certified dermatologist and became a director of the Company in April 1995. He also serves as Co-Chairman of the Scientific Advisory Board of the Company. He is an expert in the stratum corneum barrier, as well as epidermal structure, function and lipid metabolism. Dr. Elias is currently the Vice-Chairman, Department of Dermatology, University of California, San Francisco. He received his M.D. from University of California, San Francisco, and performed his dermatology residency at Harvard University Medical Center.

         Tobi B. Klar, M.D. Dr. Klar became a director of the Company in June 1995. She is a physician, board certified in dermatology. Since 1986, Dr. Klar has maintained a private dermatology practice, is Co-Chairperson of the Department of Dermatology at New Rochelle Hospital Medical Center, New Rochelle, New York, and is Associate Clinical Professor in dermatology at Albert Einstein Medical Center in New York City. She performed her dermatology residency at State University of New York, Downstate Medical Center, where she also obtained her medical degree. She holds a B.A. from Brown University.

         Alan A. Steigrod. Mr. Steigrod became a director in July 1996, and has been a biotechnology industry consultant since December 1995. From March 1993 to November 1995, he was President and CEO of Cortex Pharmaceuticals, Inc., a California-based biotechnology company. From February 1991 to February 1993, he worked as a consultant to the industry. From March 1981 through February 1991, Mr. Steigrod held a series of executive positions with Glaxo, Inc., serving as Chairman of Glaxo's operating committee, as well as on the company's Board of Directors. As Executive Vice President he managed five divisions, including Glaxo Pharmaceuticals and Glaxo Dermatology Products. Prior to Glaxo, Mr. Steigrod held a number of senior management positions with Boehringer Ingelheim, Ltd. and Eli Lilly & Co. He is a director of Sepracor Inc. He received his B.S. in pharmacy from Temple University, School of Pharmacy.

         Larry J. Wells. Mr. Wells became a director of the Company in 1989. For the past five years, he has been a venture capitalist. He is the founder of Sundance Venture Partners, L.P. ("Sundance"), a venture capital fund, and is the Chairman of the entity that acts as the manager of Sundance. Mr. Wells is a director of Identix, Inc., Gateway Data Sciences and Telegen Corp. Mr. Wells received his Bachelor's degree in economics and a M.B.A. from Stanford University.

Scientific Advisory Board

         The Company has established relationships with a group of scientific advisors with expertise in the fields of dermatology, drug delivery and skin care. The Company's scientific advisors consult with management and key scientific employees of the Company to assist the Company in identifying scientific and product development opportunities, to review the progress of the Company's specific projects, and to recruit and evaluate the Company's scientific staff. The nature, scope and frequency of consultations between the Company and each scientific advisor varies depending upon the Company's current activities, the need for specific assistance and the individual scientific advisor.

         The Company's scientific advisors and consultants include the following persons:

         Carl  R.  Thornfeldt,   M.D.  Dr.  Thornfeldt  is  Co-Chairman  of  the
Scientific Advisory Board. See "-- Executive Officers and Directors."

         Peter M. Elias, M.D. Dr. Elias is Co-Chairman of the Scientific Advisory Board. See "-- Executive Officers and Directors."

         Kenneth R. Feingold, M.D. Dr. Feingold is a physician at the VAMC, San Francisco and is also a professor of Medicine and Dermatology at the UCSF School of Medicine. Dr. Feingold has performed extensive research in metabolism, endocrinology and dermatology.

         Richard Guy, Ph.D. Dr. Guy is the Director of Scientific Affair at Pharmapeptides, an inter-university research center between University of Geneva and University of Lyon. Prior to this, he was a full professor of pharmacy and pharmaceutical chemistry and Vice-Chairman of the Department of Pharmacy at the UCSF. He has published over 200 papers and has given numerous lectures in the field of transdermal drug delivery, including iontophoresis, passive drug delivery and cutaneous metabolism. As a fellow of the Royal Society of Chemistry, American Association for the Advancement of Sciences and American Association of Pharmaceutical Scientists, he is also the recipient of Young Investigator Award from Controlled Release Society and the British Pharmaceutical Conference Science Award.

         Jim E. Riviere, D.V.M., Ph.D. Dr. Riviere is the Burroughs Wellcome Fund Distinguished Professor of Veterinary Pharmacology and Director, Cutaneous Pharmacology and Toxicology Center, College of Veterinary Medicine, North Carolina State University. Dr. Riviere is a member of the U.S. Pharmacopeia 1195-2000 Committee of Revision, Society of Toxicology, American Association of Pharmaceutical Scientist, American Board of Forensic Examiners, the American Veterinary Medical Association and the American Medial Writers Association. He has published over 235 research papers and chapters, presented over 140 research abstracts, authored/co-authored 7 books and is the holder of 2 U.S. Patents. His current research interests relate to pharmacokinetics and transdermal drug delivery, risk assessment of chemical mixtures, and studying the mechanisms of pesticide absorption and metabolism across the skin.

         Mary L. Williams, M.D. Dr. Williams is currently an associate Professor at the UCSF School of Medicine in the fields of dermatology and pediatrics. In addition, Dr. Williams is a member and was previously Chairman of the Medical Advisory Board of FIRST and was Chairman of the Task Force on Genetics of the American Academy of Dermatology.

                                     PART II


ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         Cellegy's Common Stock has been traded on the Nasdaq SmallCap Market under the Nasdaq symbol "CLGY" since the Company's initial public offering in August 1995. Prior to August 1995, there was no established public trading market for the Company's common stock. The high and low closing sales prices set forth below are as reported on the Nasdaq SmallCap Market for the period from August 17, 1995 through December 31, 1996.

                                                        1995
                                              -------------------------
                                                High            Low
                                              ----------      ---------
           Third Quarter*..................     7 1/4          4 7/8
           Fourth Quarter..................     6 1/4          4

                                                        1996
                                              -------------------------
                                                High            Low
                                              ----------      ---------
           First Quarter...................      6 3/4         5 1/8
           Second Quarter..................      9 1/8         5 3/4
           Third Quarter...................      8 5/8         4 3/4
           Fourth Quarter..................      6             4 3/8
---------------

*  Commencing August 17, 1995.


Holders

         As of March 20, 1997, there were approximately 96 shareholders of record, however, many of these shareholders hold shares in nominee or street name. The Company estimates it has at least 1,250 beneficial owners of its shares.

Dividend Policy

         The Company has never paid cash or declared dividends on its common stock. Cellegy anticipates that it will continue to retain its earnings to finance the growth of its business and therefore does not anticipate that it will declare or pay cash dividends on its common stock in the foreseeable future.

ITEM 6:       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company commenced operations in 1989 to engage in the research, development and commercialization of proprietary products for the skin including drug delivery products using the skin as the portal of entry, consumer and cosmeceutical products to repair and protect damaged skin and prescription therapeutic products for skin disorders. Since its inception, the Company has engaged entirely in research and development activities, and intends to continue research and development of its drug delivery products, and the preclinical and clinical testing of its pharmaceutical and consumer products.

General

         On July 10, 1996, the Company announced the deaths of William E. Bliss, its President and Chief Executive Officer, and Lionel N. Simon, Ph.D., its Vice President, Corporate Development, in an automobile accident. This event was reported on a Form 8-K filed on July 25, 1996. Dr. Carl Thornfeldt, the Company's Chairman of the Board, was named Acting Chief Executive Officer. Dr. Thornfeldt, Dr. Denis Burger, a director, Alan Steigrod, a director, Dr. Michael Francoeur, Vice President of Research and Development, and Richard Juelis, Vice President, Finance and Chief Financial Officer, served on a transition committee responsible for the Company's corporate development and operational activities. The Company hired K. Michael Forrest as Mr. Bliss' successor as of December 1, 1996.

         During 1996, the Company advanced its intellectual property position associated with its core technologies. Two important achievements were the granting of a U.S. patent for Cellegy's drug delivery system and a Japanese patent for the Company's anti-wrinkling treatment.

         In September 1996, the Company received an Orphan Drug grant from the United States FDA of up to $400,000 over a two year period beginning September 30, 1996. The grant will cover part of the Company's Phase III study costs to evaluate the safety and efficacy of the topical drug Glylorin for the treatment of ichthyoses.

         In November 1996, Cellegy signed a license agreement with Glaxo for the worldwide rights to Glylorin, currently in Phase III clinical trials for the treatment of ichthyoses. The contract is described in more detail under "Business".

Results of Operations

         Revenues. The Company recorded revenues of $648,000 and $1,000,000 in 1996 and 1995, respectively. In 1996, revenues consisted primarily of approximately $560,000 associated with the Glaxo license agreement and approximately $74,000 resulted from Orphan Drug grant payments. Revenues in 1995 of $1,000,000 were associated with the expiration in May 1995 of a Cellegy option to reacquire rights to azelaic acid for prescription products that were originally purchased by Neutrogena Corporation in 1994. Revenues from the licensing agreement with Glaxo are expected to exceed $500,000 in 1997, assuming the FDA's acceptance of certain testing results, submitted to the FDA by the Company. Cellegy expects to record revenues in excess of $100,000 from the Orphan Drug grant from the FDA during 1997. The Company is pursuing other licensing and product supply agreements which, if entered into, may result in additional contract revenues or product sales in 1997. However, there can be no assurances regarding when, or if, such revenues will occur.

         Research and Development Expenses. Research and development expenses increased by $1,487,000 from $1,225,000 in 1995 to $2,712,000 in 1996, primarily due to a toxicology study and Phase III clinical trial expenses, both related to Glylorin. Other contributing factors for the increased expenses were personnel costs associated with the addition of key internal scientists, as well as certain contracted research related to its drug delivery technology. Additionally, the Company occupied and equipped a new laboratory in San Carlos, California during the first half of 1996, which contributed to the spending increase. During 1996, the Company recorded a non-cash charge of approximately $109,000 to research and development expenses for the extension of certain stock option exercise periods. No such expenses were recorded in 1995.

         The Company expects to increase its research spending during 1997, continuing to focus on the identification and testing of compounds using the Company's drug delivery methods. In addition, testing of consumer product formulations and an anti-wrinkling product line are expected to continue to increase over the next several quarters. Although the Company's expenses related to Glylorin are expected to decrease significantly as Glaxo will be paying for product development costs, Cellegy's research expenses are expected to increase in the future as preclinical and clinical trial activity associated with its other research programs increases. The Company plans to selectively add personnel in research and development, in order to accomplish its goals.

         General and Administrative Expenses. General and administrative expenses increased by $324,000 from $1,310,000 in 1995 to $1,634,000 in 1996, primarily due to increased professional fees, as well as personnel and related expenses. The Company's general and administrative expenses are expected to continue to increase in the future in support of its research and product commercialization efforts. The rate of increase in general and administrative expenses is expected to be less than the growth rate of research and development spending. During 1996, the Company recorded a non-cash charge of approximately $159,000 to general and administrative expenses for the extension of certain stock option exercise periods. No such expenses were recorded in 1995.

         Interest Income and Expense. The Company recognized $330,000 in interest income for 1996, compared with $135,000 for 1995. The additional interest income earned in 1996 was due to a higher investment balance during the 1996 period caused by proceeds from a preferred stock financing transaction completed in April 1996. The Company incurred no interest expense during 1996. In 1995, interest expense was $752,000 which reflected the interest and amortization of the discount on the notes issued in connection with a bridge financing transaction, which were repaid in August 1995. Interest income is expected to decrease during 1997, in line with the anticipated reduction of cash balances associated with the Company's cash burn rate.

         Net Loss. The net loss applicable to common shareholders was $4,782,000 or $1.11 per share in 1996, compared with a net loss of $2,152,000 or $0.67 per share in 1995. The net loss in

1996 was impacted by two significant non-cash charges. As described above, operating expenses for 1996 included a total of $268,000 associated with the extension of certain stock option exercise periods. In addition, there was a non-cash preferred dividend charge of $1,414,000 due to a one-time conversion discount of 15% and an ongoing dividend rate of 8% associated with the issuance of convertible Series A Preferred Stock. (See - "Notes to Financial Statements" on page F-14.) Excluding these non-cash expenses, the net loss was $3,100,000 in 1996. This total more appropriately reflects the net loss component of the Company's cash burn rate in 1996.

Liquidity and Capital Resources

         The Company has experienced net losses and negative cash flow from operations each year since its inception. Through December 31, 1996, the Company had incurred a cumulative net loss of $14.9 million and had consumed cash from operations of $12.2 million. Prior to the completion of its initial public offering, the Company had financed its operations primarily from sales of debt and equity securities, raising net proceeds of approximately $7.3 million. Subsequently the Company raised approximately $6.5 million in net proceeds from its initial public offering in August 1995, followed by approximately $6.8 million in net proceeds from a preferred stock financing ("Series A Preferred Financing") in April 1996.

         The Company's cash, short-term, and long-term investments were $7.3 million and $3.8 million at December 31, 1996 and 1995, respectively. The increase of $3.5 million during 1996 was due principally to the proceeds from the Series A Preferred Financing, offset by net cash used in operating activities. As of March 20, 1997, over 90% of the preferred stock was converted into Common Stock. Based on the market price of the Common Stock at March 20, 1997, approximately 150,000 shares of Common Stock would be issuable upon conversion of the remaining preferred stock. While no assurances are possible, the Company believes that such conversions will not have a material impact on the market price of the Common Stock. As of March 20, 1997, approximately 1,636,000 shares of Common Stock have been issued in conjunction with the conversion of the perferred stock.

         The Company's future expenditures and capital requirements will depend on numerous factors, but will mainly be affected by the progress of its research and development programs, its preclinical and clinical testing, and its ability to complete additional corporate partnership agreements. Although the Company expects to have cash inflow related to the Glaxo agreement, as well as the Orphan Drug Grant, these funds are expected to comprise less than one-quarter of expected research and development expenses in 1997. The Company's cash needs are expected to continue to increase significantly over at least the next two years in order to fund the additional expenses the Company will incur as it expands its current research and development programs, particularly in the drug delivery, consumer, and cosmeceutical product areas.

         In the course of its development activities, the Company has incurred significant losses and expects to incur substantial additional development costs. As a result, the Company will require substantial additional funds to fund operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce, or eliminate some or all of its research and development activities, planned clinical trials, and administrative programs. Based upon the Company's current plan, the Company believes that its existing resources will satisfy its anticipated cash requirements through at least April 30, 1998.

         As of December 31, 1996, the Company had federal and state income tax net operating loss carryforwards of approximately $12.8 million and $4.7 million, respectively, which expire between 2004 - 2011, and 1997 - 2001, respectively. The Company also had federal and state research tax credit carryforwards of approximately $262,000 and $95,000, respectively. The federal credits expire between 2006 and 2011; the state credits have no expiration date.

         Pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research and development tax credit carryforwards may be limited, if a cumulative change of ownership of more than 50% occurs within any three-year period.

Factors That May Affect Future Operating Results

         This Annual Report includes forward looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. These forward looking statements concern matters that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward looking statements. The matters set forth below should be carefully considered when evaluating the Company's business and prospects.

         Early Stage of Product Development. Cellegy has not yet completed the development of any products or sought regulatory approval for the marketing of products and, accordingly, has not begun to market or generate revenues from the commercialization of products. Development of products will require significant additional research and development, including process development, extensive clinical testing and market research. All of the Company's product development efforts are based upon technologies and therapeutic approaches that have not been widely tested or used. Moreover, the Company's beliefs regarding the therapeutic and commercial potential for its potential products, including without limitation its drug delivery and cosmeceutical products, are based on preliminary assays or studies, and later studies may not support the Company's current beliefs. In addition, results of the Company's tests and studies have not been published in medical journals or reviewed by independent third parties (other than the third parties that in some instances conducted the studies on behalf of the Company), and as a result have not been subjected to the same degree of scrutiny as results that have been published or subjected to review by independent parties. To the Company's knowledge, no company has yet completed human clinical trials for the regulatory approval process, or undertaken successfully commercial manufacture, of products that are based on the Company's proprietary technologies, and it is extremely difficult to predict whether or when the Company's products will meet with regulatory approval, can be manufactured successfully, or will be accepted in the marketplace.

         As a result, the Company's potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that the Company's therapeutic approaches will not be successful; that the results from future clinical trials may not correlate with any safety or effectiveness results from prior clinical studies conducted by the Company or others; that some or all of the Company's potential products will not be successfully developed or will not be found to be safe and effective by the United States Food and Drug Administration, or otherwise will fail to meet applicable regulatory standards or receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture in commercial quantities at reasonable costs or will be uneconomical to market; that proprietary rights of third parties will preclude the Company from commercializing such products; or that third parties will market superior or equivalent products. In addition, the failure of the Company's most advanced clinical compound, Glylorin, to successfully complete its current Phase III and future clinical testing, including toxicology studies, could have a material adverse effect on the Company. There can be no assurance the Company's research and development activities will result in any commercially viable products.

         The timetable for the completion of the various milestone events that must occur in order for the Company's products to be approved and marketed is very uncertain. Pharmaceutical research and development is frequently characterized by scientific and regulatory delays and disappointments. Although the Company may set target dates for the completion of various milestone events, the uncertainties and risks in the Company's product development and testing efforts mean that decisions on whether to invest in the Company should not assume that the targets will be met.

         The evaluation of animal and human clinical test results involves making judgments about data and other information that often are not conclusive. Later testing may show those judgments to have been erroneous. For example, the Company's beliefs regarding the potential comparative therapeutic benefits of its products compared to currently marketed products may be erroneous, or the FDA may not agree with the Company's conclusions regarding such matters. Furthermore, due to the independent and blind nature of certain human clinical testing, there will be extended periods during the testing process when the Company will have only limited, or no, access to information about the status or results of the tests. Other pharmaceutical companies have believed that their products performed satisfactorily in early tests, only to find their performance in later tests, including Phase III clinical trials, to be inadequate or unsatisfactory, or that FDA Advisory Committees have declined to recommend approval of the drugs, or that the FDA itself refused approval, with the result that such companies' stock prices have fallen precipitously.

         Competition and Technological Change. The pharmaceutical industry is subject to rapid and significant technological change. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical, chemical, consumer, and biotechnology companies, specialized firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or that would render the Company's technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care. There can be no assurance that the Company's products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will obtain regulatory approval in the United States or elsewhere.

         Accumulated Deficit; Anticipated Gains or Losses. The Company had an accumulated deficit of $14,937,317 at December 31, 1996. The Company incurred losses applicable to common shareholders for the fiscal years ended December 31, 1996 and 1995, of $4,781,861 and $2,151,877, respectively. The Company expects to incur net losses for at least the next few years, the amount of which is highly uncertain. There can be no assurance that the Company will ever be able to generate product revenues or achieve or sustain profitability. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in significant operating losses for at least the next few years. The Company's ability to achieve profitability depends upon its ability to successfully complete, either alone or with others, development of its potential products, successfully conduct clinical trials, obtain required regulatory approvals, find appropriate third party manufacturers and market its products or enter into license agreements on acceptable terms. In the event the Company enters into any future license agreements, such license agreements may adversely affect the Company's profit margins on its products.

         Future Capital Needs; Uncertainty of Additional Funding. The Company's operations to date have consumed substantial amounts of cash. The Company has no current source of ongoing revenues or capital beyond existing cash. In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. The Company's capital requirements depend on numerous factors, including without limitation the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of capital equipment.

         In April 1996, the Company completed a private placement of 750 shares of Series A Preferred Stock resulting in net proceeds of approximately $6.8 million. The Company believes that its existing resources will satisfy its anticipated cash requirements through at least April 30, 1998, based upon the Company's current plan. However, the Company will require substantial additional capital to fund its operations, continue research and development programs and preclinical and clinical testing of its potential products and conduct its business. The Company may seek any required additional funding through equity offerings, private financings and collaborative or other arrangements with third parties. There can be no assurance that additional funds will be available on acceptable terms. If additional funds are raised by issuing equity securities, further substantial dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, or to obtain funds through entering into arrangements with third parties that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish.

         Limits on Secondary Trading; Liquidity of Trading Market. Under the blue sky laws of most states, public sales of Common Stock and the publicly traded class of warrants issued in the Company's initial public offering (the "IPO Warrants") by persons other than the Company in "non-issuer transactions" must either be qualified under applicable blue sky laws, or exempt from such qualification requirements. Blue sky authorities in California or other states may impose other restrictions on the secondary trading of Common Stock or IPO Warrants in those states. Certain additional restrictions may exist in California with respect to secondary trading of certain shares of Common Stock issued or issuable to certain investors, although these restrictions do not apply to any of the shares sold to the public in the Company's initial public offering. Moreover, in many states, secondary trading of the Common Stock or IPO Warrants is permitted only by virtue of an exemption so long as information about the Company is published in a recognized manual published by Standard & Poor's Corporation. As a result of these or other restrictions that might be imposed, shareholders may be restricted or prohibited from selling Common Stock or IPO Warrants in particular states as a result of applicable blue sky laws. These restrictions may have the effect of reducing the liquidity of the Common Stock or IPO Warrants and could adversely affect the market price of the Common Stock or IPO Warrants.

         The Common Stock and the IPO Warrants are listed on the Nasdaq SmallCap Market. If the Company should be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market, the Common Stock and the IPO Warrants could be subject to removal from the Nasdaq SmallCap Market. Trading, if any, in the Common Stock and the IPO Warrants would then be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, depending on several factors including the future market price of the Common Stock, the Company's securities could become subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities, which could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market.

         Government Regulation and Product Approvals. The research, testing, manufacture, labeling, distribution, marketing and advertising of products such as the Company's products and its ongoing research and development activities are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. See "Business -- Government Regulations." The rigorous preclinical and clinical testing requirements and regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities can take five to ten years or more and require the expenditure of substantial resources. There can be no assurance that the Company will be able to obtain the necessary approvals for clinical testing or for the marketing of products. Moreover, additional government regulations may be established that could prevent or delay regulatory approval of the Company's products. Delays in obtaining regulatory approvals could have a material adverse effect on the Company.

Even if regulatory approval of a product is granted, such approval may include significant limitations on the indicated uses of the product or the manner in which or conditions under which the product may be marketed. For example, even if the Company seeks FDA approval of a cosmeceutical product for non-prescription consumer sales, the FDA could instead require that the product be distributed by means of a prescription before considering approval for distribution as a non-prescription product. Prescription only approval, which the Company believes is common where a company seeks approval for a product involving a new compound or a compound previously approved for other uses, could delay for several years, or indefinitely, distribution through the consumer (non-prescription) channel of the Company's consumer products which are subject to premarket review and approval by the FDA. Moreover, failure to comply with regulatory requirements could subject the Company to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as potentially enhanced product liability exposure. Sales of the Company's products outside the United States will be subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of the Company's products in those countries.

         Patents and Proprietary Technology. The Company's success depends, in part, on its ability to obtain patent protection for its products and methods, both in the United States and in other countries. Several of the Company's products are based on existing compounds with a history of use in humans but which are being developed by the Company for new therapeutic use for skin diseases unrelated to the systemic diseases for which the compounds were previously approved. The Company cannot obtain composition patent claims on all formulations that include these compounds, and will instead need to rely on patent claims, if any, directed to use of the compound to treat certain conditions. The Company will not be able to prevent a competitor from using that formulation or compound for a different purpose. No assurance can be given that any additional patents will be issued to the Company, that the protection of any patents that may be issued in the future will be significant, or that current or future patents will be held valid if subsequently challenged. There is a substantial backlog of patent applications at the United States Patent and Trademark Office ("USPTO").

         The patent position of companies engaged in businesses such as the Company's business generally is uncertain and involves complex legal and factual questions. Further, issued patents can later be held invalid by the patent office issuing the patent or by a court. There can be no assurance that any patent applications relating to the Company's products or methods will issue as patents, or, if issued, that the patents will not be challenged, invalidated, or circumvented or that the rights granted thereunder will provide a competitive advantage to the Company. In addition, other entities may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by the Company. These rights may prevent the Company from commercializing technology, or may require the Company to obtain a license from the entity to practice the technology. There can be no assurance that the Company will be able to obtain any such licenses that may be required on commercially reasonable terms, if at all, or that the patents underlying any such licenses will be valid or enforceable. Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to U.S. patents as extensively as those rights are protected in the United States. As with other companies in the pharmaceutical industry, the Company is subject to the risk that persons located in such countries will engage in development, marketing or sales activities of products that would infringe the Company's patent rights if such activities were in the United States.

         The agreements with UCSF pursuant to which the Company has exclusive license rights to certain barrier repair and drug delivery technology contain certain development and performance milestones which the Company must satisfy in order to retain such rights. Certain milestone dates have passed with the development or performance milestone not being satisfied. The Company is currently in discussions with the University concerning negotiations of new milestones and milestone dates, but no agreement has yet been reached. While the Company currently believes it will be able to negotiate satisfactory extensions, a loss of rights to such technology could have a material adverse effect on the Company.

         Limited Staff; Third Party Relationship. In view of the early stage of the Company and its research and development programs, the Company has restricted hiring to research and development scientists and a small administrative staff and has made limited or no investment in marketing, product sales and regulatory compliance resources. The Company has certain key academic collaborations relating to the research, development and commercialization of its potential products. Therefore, the Company may be dependent upon the subsequent success of these outside parties in performing their responsibilities. In addition, the Company may enter into additional arrangements with corporate and academic collaborators and others to research, develop or commercialize potential products. There can be no assurance that the Company will be able to establish any such arrangements or that they will be successful. Failure to enter into any such arrangements that in the future might be necessary could have a material adverse effect on the Company's business.

         Risk of Product Liability; Limited Product Liability Insurance; Environmental Matters. The testing, marketing and sale of human health care products entails an inherent risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against the Company. The Company has obtained limited amounts of insurance relating to its clinical trials. There can be no assurance that the Company will be able to obtain or maintain insurance on acceptable terms for its clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities. Moreover, the Company is subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. The Company's research and development processes involve the limited, controlled use of hazardous and radioactive materials. The Company believes its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, but the risk of accidental contamination or injury to the Company's employees or others from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. Although the Company believes it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material capital expenditures for environmental control facilities in the near-term, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company may not be materially adversely affected by current or future environmental laws or regulations.

         Dependence Upon Key Employees and Consultants. The success of the Company is dependent upon the efforts of its senior management team, including Dr. Carl R. Thornfeldt, Chairman of the Board of Directors and Medical Director of the Company, and K. Michael Forrest, Chief Executive Officer of the Company. A change in the association of these individuals or other officers and directors of the Company could adversely affect the Company if suitable replacement personnel could not be employed. The success of the Company also depends upon its ability to continue to attract and retain qualified scientific and technical personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development or expansion of its business.

         Anti-Takeover Provisions. Certain provisions of the Company's Amended and Restated Articles of Incorporation, as well as the California General Corporation Law, could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of the Company without approval of the Company's Board of Directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. Certain of such provisions allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the Common Stock. The Company is also subject to the provisions of
Section 1203 of the California General Corporation Law which requires that a fairness opinion be provided to the Company's shareholders in connection with their consideration of any proposed "interested party" reorganization transaction.

         Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Common Stock and the IPO Warrants, like the stock prices of many publicly-traded pharmaceutical, chemical, consumer, and biotechnology companies, may prove to be highly volatile. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical products, sales of a large number of shares of Common Stock in the market, and economic and other external factors, as well as period-to-period fluctuations in financial results, among other factors, may have a significant impact on the market price of the Common Stock and the IPO Warrants.

         Shares Eligible for Future Sale. Although federal and state laws may, in certain instances, limit secondary trading by certain shareholders of certain shares of Common Stock that they hold, in general most of the Company's securities may be publicly resold. Sales of shares of Common Stock or IPO Warrants could have an adverse effect on the price of the Common Stock.

         State Blue Sky Registration Required to Exercise the IPO Warrants. Holders of IPO Warrants will be able to exercise those warrants only if a current prospectus relating to the

Common Stock underlying such Warrants is then in effect, and only if such Common Stock is qualified for sale or exempt from qualifications under applicable state securities law of the state in which such holders of the IPO Warrants reside. Although the Company has undertaken to maintain the effectiveness of a current prospectus covering the Common stock underlying the IPO Warrants, there can be no assurance that the Company will be able to do so. The IPO Warrants may be deprived of any value if a current prospectus covering the Common Stock issuable upon exercise of the IPO Warrants is not kept effective, or if such Common Stock is not qualified or exempt from qualification in the states in which the holders of IPO Warrants reside.

         The IPO Warrants are separately listed and tradable on the Nasdaq SmallCap Market. Purchasers may buy IPO Warrants in the after market in, or may move to, jurisdictions in which the shares underlying the IPO Warrants are not so registered or qualified during the period that the IPO Warrants are exercisable. In this event, the Company would be unable to issue shares to those persons desiring to exercise their IPO Warrants, and holders of IPO Warrants would have no choice but to attempt to sell the IPO Warrants in a jurisdiction where such sale is permissible or allow them to expire unexercised.

ITEM 7:       FINANCIAL STATEMENTS

         The financial statements and supplementary data required by item 7 are set forth below on pages F-1 through F-21 of this report.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned "Election of Cellegy Directors" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders expected to be held on June 5, 1997. Such information is incorporated herein by reference. Information required by this Item with respect to executive officers may be found in Part I hereof in the section captioned "Executive Officers of the Registrant."

ITEM 10:  EXECUTIVE COMPENSATION

         Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders expected to be held on June 5, 1997. Such information is incorporated herein by reference.

ITEM 11:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders expected to be held on June 5, 1997. Such information is incorporated herein by reference.

ITEM 12:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this Item may be found in the section captioned "Executive Compensation -- Certain Transactions" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders expected to be held June 5, 1997. Such information is incorporated herein by reference.

                                     PART IV

ITEM 13:      EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

            (a) The following exhibits are attached hereto or incorporated herein by reference.


  Exhibit
  Number           Exhibit Title
-----------        --------------
    3.1            Amended  and  Restated   Articles  of  Incorporation  of  the
                   Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration
                   No. 33-93288  LA) declared  effective on August 11, 1995 (the
                   "SB-2")).

    3.2            Bylaws of the Company.  (Incorporated by reference to Exhibit
                   3.3 to the SB-2).

    4.1 Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the SB-2).

    4.2            Specimen Warrant  Certificate.  (Incorporated by reference to
                   Exhibit 4.2 to the SB-2).

    4.3 Form of Warrant Agreement Between the Company and First Interstate Bank of California. (Incorporated by reference to Exhibit 4.3 to the SB-2).

    4.4 Form of Representatives' Warrant Agreement. (Incorporated by reference to Exhibit 27.2 to the SB-2).

    4.5 Certificate of Determination, as amended, relating to the Series A Preferred Stock. (Incorporated by reference to
                   Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 1996 (the "Q1 1996 Form 10-QSB")).

    4.6 Securities Subscription Agreement dated April 1996 relating to the Series A Preferred Stock. (Incorporated by reference to Exhibit 4.2 to the Q1 1996 Form 10-QSB).

    4.7 Registration Rights Agreement dated April 18, 1996 relating to the Series A Preferred Stock. (Incorporated by reference to Exhibit 4.3 to the Q1 1996 Form 10-QSB).

    10.1 License Option Agreement, dated April 16, 1992, between the Company and Neutrogena. (Incorporated by reference to Exhibit
                   10.1 to the SB-2).

    10.2 Azelaic Acid Agreement, dated April 16, 1992, between the Company and Neutrogena. (Incorporated by reference to Exhibit
                   10.2 to the SB-2).

  Exhibit
  Number           Exhibit Title
-----------        -------------
    10.3           Metabolic Moisturizer OTC License Agreement,  dated April 16,
                   1992, between the Company and Neutrogena. (Incorporated by reference to Exhibit 10.3 to the SB-2).

    10.4 Patent License Agreement, effective June 1, 1994, between the Company and Neutrogena. (Incorporated by reference to Exhibit
                   10.4 to the SB-2).

    10.5 Barrier Repair Formulations License Agreement, dated October 26, 1993 between the Company and the University of California. (Incorporated by reference to Exhibit 10.5 to the SB-2).

    10.6 License Agreement, dated March 4, 1994, regarding Drug Delivery by Skin Barrier Disruption, between the Company and University of California. (Incorporated by reference to Exhibit 10.6 to the SB-2).

   *10.7 Employment Agreement, dated as of January 21, 1996, between the Company and Dr. Carl Thornfeldt. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for fiscal year ended December 31, 1995 (the "1995 Form 10-KSB")).

    10.8 Founder's Agreement, dated April 2, 1992, between the Company and Dr. Peter M. Elias. (Incorporated by reference to Exhibit
                   10.9 to the SB-2).

    10.9 Amended and Restated Registration Rights Agreement dated April 10, 1992. (Incorporated by reference to Exhibit 10.11 to the SB-2).

   *10.10          1992 Stock Option Plan. (Incorporated by reference to Exhibit
                   10.12 to the SB-2).

    10.11 Secured Debenture and Warrant Purchase Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit
                   10.13 to the SB-2).

    10.12 Amended and Restated Registration Rights Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit
                   10.14 to the SB-2).

    10.13          Warrant   Agreement   dated   as  of   February   10,   1995.
                   (Incorporated by reference to Exhibit 10.15 to the SB-2).

    10.14 Agency Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.16 to the SB-2).

   *10.15          1995 Equity  Incentive  Plan  (Incorporated  by  reference to
                   Exhibit 10.17 to the 1995 Form 10-KSB).

  Exhibit
  Number           Exhibit Title
-----------        -------------
   *10.16          1995 Directors' Stock Option Plan  (Incorporated by reference to Exhibit 10.18 to the 1995 Form 10-KSB.)

    10.17 Standard Industrial Lease dated April 6, 1992, between the Company and H&H Management. (Incorporated by reference to Exhibit 10.20 to the 1995 Form 10-KSB).

   *10.18 Employment Agreement dated December 6, 1995, between the Company and William E. Bliss. (Incorporated by reference to
                   Exhibit 10.21 to the 1995 Form 10-KSB).

   *10.19 Employment Agreement dated November 20, 1996, between the Company and K. Michael Forrest.

    10.20 Exclusive Licensing Agreement for Glylorin between the Company and Glaxo Wellcome, Inc. dated November 11, 1996. (Confidential treatment has been requested with respect to the information contained within the ["**"] markings. Such marked portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission ).

   *10.21          Consulting  Agreement  between the  Company and Dr.  Peter M.
                   Elias dated May 1, 1996

    11.01          Statement re: Computation of Pro Forma Loss Per Share.

    23.1           Consent of Ernst & Young LLP, Independent Auditors

    24.1           Power of Attorney (See signature page).

    27.1           Financial Data Schedule

----------------
*  Represents a management contract or compensatory plan or arrangement.

 (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of the year for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California, on the 28th day of March, 1997.

                                   CELLEGY PHARMACEUTICALS, INC.

                                   By:    /s/  K. MICHAEL FORREST
                                          --------------------------------------
                                           K. Michael Forrest
                                           President and Chief Executive Officer


         Each person whose signature appears below constitutes and appoints K. Michael Forrest and A. Richard Juelis, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

                            Name                                       Title                             Date
Principal Executive Officer:

    /s/              K. MICHAEL FORREST             President, Chief Executive Officer and          March 28, 1997
---------------------------------------------------     Director
                     K. Michael Forrest

Principal Financial Officer
and Principal Accounting Officer:

    /s/              A. RICHARD JUELIS              Vice President, Finance, Chief Financial        March 28, 1997
---------------------------------------------------     Officer and Secretary
                     A. Richard Juelis

Directors:

    /s/           CARL R. THORNFELDT, M.D.          Chairman of the Board of Directors              March 28, 1997
---------------------------------------------------
                  Carl R. Thornfeldt, M.D.

    /s/                JACK L. BOWMAN               Director                                        March 28, 1997
---------------------------------------------------
                       Jack L. Bowman

    /s/            DENIS R. BURGER, PH.D.           Director                                        March 28, 1997
---------------------------------------------------
                   Denis R. Burger, Ph.D.

    /s/             PETER M. ELIAS, M.D.            Director                                        March 28, 1997
---------------------------------------------------
                    Peter M. Elias, M.D.

    /s/              TOBI B. KLAR, M.D.             Director                                        March 28, 1997
---------------------------------------------------
                     Tobi B. Klar, M.D.

    /s/               ALAN A. STEIGROD              Director                                        March 28, 1997
---------------------------------------------------
                      Alan A. Steigrod

    /s/                LARRY J. WELLS               Director                                        March 28, 1997
---------------------------------------------------
                       Larry J. Wells


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    EXHIBITS

                                       to

                                   Form 10-KSB



                                      Under

                       THE SECURITIES EXCHANGE ACT OF 1934


                                   ----------


                          CELLEGY PHARMACEUTICALS, INC.

                                INDEX TO EXHIBITS


  Exhibit
  Number           Description
 --------          ------------
    3.1            Amended  and  Restated   Articles  of  Incorporation  of  the
                   Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration
                   No. 33-93288 LA) declared  effective on August 11, 1995 (the
                   "SB-2")).

    3.2            Bylaws of the Company.  (Incorporated by reference to Exhibit
                   3.3 to the SB-2).

    4.1 Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the SB-2).

    4.2            Specimen Warrant  Certificate.  (Incorporated by reference to
                   Exhibit 4.2 to the SB-2).

    4.3 Form of Warrant Agreement Between the Company and First Interstate Bank of California. (Incorporated by reference to Exhibit 4.3 to the SB-2).

    4.4 Form of Representatives' Warrant Agreement. (Incorporated by reference to Exhibit 27.2 to the SB-2).

    4.5 Certificate of Determination, as amended, relating to the Series A Preferred Stock. (Incorporated by reference to
                   Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 1996 (the "Q1 1996 Form 10-QSB")).

    4.6 Securities Subscription Agreement dated April 1996 relating to the Series A Preferred Stock. (Incorporated by reference to Exhibit 4.2 to the Q1 1996 Form 10-QSB).

    4.7 Registration Rights Agreement dated April 18, 1996 relating to the Series A Preferred Stock. (Incorporated by reference to Exhibit 4.3 to the Q1 1996 Form 10-QSB).

    10.1 License Option Agreement, dated April 16, 1992, between the Company and Neutrogena. (Incorporated by reference to Exhibit
                   10.1 to the SB-2).

    10.2 Azelaic Acid Agreement, dated April 16, 1992, between the Company and Neutrogena. (Incorporated by reference to Exhibit
                   10.2 to the SB-2).

  Exhibit
  Number           Description
 --------          ------------
    10.3           Metabolic Moisturizer OTC License Agreement,  dated April 16,
                   1992, between the Company and Neutrogena. (Incorporated by reference to Exhibit 10.3 to the SB-2).

    10.4 Patent License Agreement, effective June 1, 1994, between the Company and Neutrogena. (Incorporated by reference to Exhibit
                   10.4 to the SB-2).

    10.5 Barrier Repair Formulations License Agreement, dated October 26, 1993 between the Company and the University of California. (Incorporated by reference to Exhibit 10.5 to the SB-2).

    10.6 License Agreement, dated March 4, 1994, regarding Drug Delivery by Skin Barrier Disruption, between the Company and University of California. (Incorporated by reference to Exhibit 10.6 to the SB-2).

   *10.7 Employment Agreement, dated as of January 21, 1996, between the Company and Dr. Carl Thornfeldt. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for fiscal year ended December 31, 1995 (the "1995 Form 10-KSB")).

    10.8 Founder's Agreement, dated April 2, 1992, between the Company and Dr. Peter M. Elias. (Incorporated by reference to Exhibit
                   10.9 to the SB-2).

    10.9 Amended and Restated Registration Rights Agreement dated April 10, 1992. (Incorporated by reference to Exhibit 10.11 to the SB-2).

   *10.10          1992 Stock Option Plan. (Incorporated by reference to Exhibit
                   10.12 to the SB-2).

    10.11 Secured Debenture and Warrant Purchase Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit
                   10.13 to the SB-2).

    10.12 Amended and Restated Registration Rights Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit
                   10.14 to the SB-2).

    10.13          Warrant   Agreement   dated   as  of   February   10,   1995.
                   (Incorporated by reference to Exhibit 10.15 to the SB-2).

    10.14 Agency Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.16 to the SB-2).

   *10.15          1995 Equity  Incentive  Plan  (Incorporated  by  reference to
                   Exhibit 10.17 to the 1995 Form 10-KSB).

  Exhibit
  Number           Description
 --------          ------------
   *10.16          1995 Directors' Stock Option Plan (Incorporated  by reference to Exhibit 10.18 to the 1995 Form 10-KSB).

    10.17 Standard Industrial Lease dated April 6, 1992, between the Company and H&H Management. (Incorporated by reference to Exhibit 10.20 to the 1995 Form 10-KSB).

   *10.18 Employment Agreement dated December 6, 1995, between the Company and William E. Bliss. (Incorporated by reference to
                   Exhibit 10.21 to the 1995 Form 10-KSB).

   *10.19 Employment Agreement dated November 20, 1996, between the Company and K. Michael Forrest.

    10.20 Exclusive Licensing Agreement for Glylorin between the Company and Glaxo Wellcome, Inc. dated November 11, 1996. (Confidential treatment has been requested with respect to the information contained within the ["**"] markings. Such marked portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission).

   *10.21          Consulting  Agreement  between the  Company and Dr.  Peter M.
                   Elias dated May 1, 1996.

    11.01          Statement re: Computation of Pro Forma Loss Per Share.

    23.1           Consent of Ernst & Young LLP, Independent Auditors

    24.1           Power of Attorney (See signature page).

    27.1           Financial Data Schedule
----------------
*  Represents a management contract or compensatory plan or arrangement.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                          Index to Financial Statements



                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors ........................  F- 2
Balance Sheets ...........................................................  F- 3
Statements of Operations .................................................  F- 4
Statements of Shareholders' Equity (Deficit) .............................  F- 5
Statements of Cash Flows .................................................  F- 8
Notes to Financial Statements ............................................  F-10

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Cellegy Pharmaceuticals, Inc.


         We have audited the accompanying balance sheets of Cellegy Pharmaceuticals, Inc. (a development-stage company) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended, and for the period from June 26, 1989 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion,  the  financial  statements  referred to above  present fairly, in all material respects, the financial position of Cellegy Pharmaceuticals, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, and for the period from June 26, 1989 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP

San Jose, California
February 5, 1997

                                                   Cellegy Pharmaceuticals, Inc.
                                                   (a development-stage company)

                                                           Balance Sheets


                                                                                                              December 31,
                                                                                                   ---------------------------------
                                                                                                       1996                  1995
                                                                                                   ------------        ------------
Assets
Current assets:
   Cash and cash equivalents ...............................................................       $     36,453        $  2,320,130
   Short-term investments ..................................................................          5,255,668           1,500,000
   Other current assets ....................................................................            350,561             149,040
                                                                                                   ------------        ------------
Total current assets .......................................................................          5,642,682           3,969,170

Property and equipment, net ................................................................             31,281              58,665
Long-term investments ......................................................................          2,022,499                --
                                                                                                   ------------        ------------
                                                                                                   $  7,696,462        $  4,027,835
                                                                                                   ============        ============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities ................................................       $    270,013        $    192,232
   Accrued research fees ...................................................................             21,000                --
   Accrued compensation and related expenses ...............................................             17,958             187,266
                                                                                                   ------------        ------------
Total current liabilities ..................................................................            308,971             379,498

Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible preferred stock; 1,100 shares designated; 195 shares issued and outstanding at December 31, 1996 and no shares issued or outstanding at
     December 31, 1995 (Aggregate liquidation preference at December 31, 1996:
     $2,062,832) ...........................................................................          2,161,271                --
   Common stock, no par value; 20,000,000 shares authorized;
     5,152,752 shares issued and outstanding at December 31,
     1996, and 3,777,075 shares issued and outstanding at
     December 31, 1995 .....................................................................         20,141,370          13,803,793
   Unrealized gain on investments ..........................................................             22,167                --
   Deficit accumulated during the development stage ........................................        (14,937,317)        (10,155,456)
                                                                                                    ------------        ------------
   Total shareholders' equity ..............................................................          7,387,491           3,648,337
                                                                                                    ------------        ------------
                                                                                                   $  7,696,462        $  4,027,835
                                                                                                   ============        ============









                                                       See accompanying notes.

                                                   Cellegy Pharmaceuticals, Inc.
                                                   (a development-stage company)

                                                      Statements of Operations

                                                                                                                       Period from
                                                                                                                     June 26, 1989
                                                                                                                       (inception)
                                                                              Year ended December 31,                    through
                                                                       -----------------------------------             December 31,
                                                                           1996                    1995                    1996
                                                                       ------------            ------------            ------------

Revenues:
    Licensing and contract revenue
       from affiliate ......................................           $     15,000            $  1,000,000            $  1,145,373
    Licensing, milestone and development
       funding .............................................                559,157                    --                   559,157
    Government grants ......................................                 73,503                    --                    73,503
                                                                       ------------            ------------            ------------
Total revenues .............................................                647,660               1,000,000               1,778,033
Operating expenses:
    Research and development ...............................              2,712,008               1,224,841               9,122,229
    General and administrative .............................              1,633,917               1,310,144               6,182,230
                                                                       ------------            ------------            ------------
Total operating expenses ...................................              4,345,925               2,534,985              15,304,459
                                                                       ------------            ------------            ------------
Operating loss .............................................             (3,698,265)             (1,534,985)            (13,526,426)
Interest expense ...........................................                   --                  (752,391)               (863,740)
Interest income and other, net .............................                330,169                 135,499                 866,614
                                                                       ------------            ------------            ------------

Net loss ...................................................             (3,368,096)             (2,151,877)            (13,523,552)
Non-cash preferred dividends ...............................              1,413,765                    --                 1,413,765
                                                                       ------------            ------------            ------------

Net loss applicable to common
    shareholders ...........................................           $ (4,781,861)           $ (2,151,877)           $(14,937,317)
                                                                       ============            ============            ============

Pro forma net loss per share
    applicable to common shareholders ......................           $      (1.11)           $      (0.67)
                                                                       ============            ============

Shares used in calculation of pro forma
    net loss per share .....................................              4,306,550               3,205,696
                                                                       ============            ============


















                                                       See accompanying notes.

                                                   Cellegy Pharmaceuticals, Inc.
                                                   (a development-stage company)

                                            Statements of Shareholders' Equity (Deficit)

                                     Series A Convertible           Series B Convertible       Series C Convertible
                                        Preferred Stock               Preferred Stock            Preferred Stock
                                     -----------------------      ------------------------    ----------------------
                                       Shares       Amount          Shares        Amount       Shares       Amount
                                     ---------     ---------      ---------      ---------    ---------    ---------
Issuance of common stock
   for cash, through
   December 31, 1994 .........            --        $     --           --        $   --        --        $   --

Issuance of common stock
   for services rendered
   through December 31,
   1994 ......................            --              --           --            --        --            --

Issuance of common stock
   in connection with
   merger with Pacific
   Pharmaceuticals, Inc.
   in April 1992 .............            --              --           --            --        --            --

Issuance of Series A
   convertible
   preferred stock for
   cash through December 31,
   1994 ......................          26,899          48,500         --            --        --            --

Issuance of Series A
   convertible preferred stock
   and warrants to purchase
   14,191 shares of Series A
   convertible preferred stock
   in exchange for convertible
   promissory notes and
   accrued interest, net of
   issuance costs of
   $21,500 through
   December 31, 1994 .........         625,845       1,199,536         --            --        --            --

Issuance of Series A
   convertible preferred
   stock for services
   rendered through
   December 31, 1994 .........          40,597          73,198         --            --        --            --

Issuance of Series A
   convertible preferred
   stock in exchange for
   license agreement .........           9,513         100,000         --            --        --            --



                                                                                    Deficit
                                                                   Unrealized     Accumulated       Total
                                          Common Stock                Gain        During the    Shareholders'
                                      ------------------------         on         Development      Equity
                                       Shares          Amount     Investments       Stage         (Deficit)
                                      ---------      ---------    -----------    ------------    ------------
Issuance of common stock
   for cash, through
   December 31, 1994 .........          835,857      $   83,464     $   --       $   --           $   83,464

Issuance of common stock
   for services rendered
   through December 31,
   1994 ......................          269,116          24,261         --           --               24,261

Issuance of common stock
   in connection with
   merger with Pacific
   Pharmaceuticals, Inc.
   in April 1992 .............           97,062           8,750         --           --                8,750

Issuance of Series A
   convertible
   preferred stock for
   cash through December 31,
   1994 ......................             --              --           --           --               48,500

Issuance of Series A
   convertible preferred stock
   and warrants to purchase
   14,191 shares of Series A
   convertible preferred stock
   in exchange for convertible
   promissory notes and
   accrued interest, net of
   issuance costs of
   $21,500 through
   December 31, 1994 .........             --              --           --           --            1,199,536

Issuance of Series A
   convertible preferred
   stock for services
   rendered through
   December 31, 1994 .........             --              --           --           --               73,198

Issuance of Series A
   convertible preferred
   stock in exchange for
   license agreement .........             --              --           --           --              100,000




                                                   Cellegy Pharmaceuticals, Inc.
                                                   (a development-stage company)

                                      Statements of Shareholders' Equity (Deficit)--(Continued)


                                     Series A Convertible                Series B Convertible
                                        Preferred Stock                     Preferred Stock
                                 -----------------------------         -----------------------------
                                   Shares             Amount             Shares             Amount
                                 ----------         ----------         ----------         ----------
Issuance of Series B
   convertible preferred
   stock in exchange for
   convertible promissory
   notes in 1992 ........              --                 --               12,750            114,000

Issuance of Series C
   convertible preferred
   stock for cash through
   December 31, 1994 ....              --                 --                 --                 --

Repurchase of common
   shares in 1992 .......              --                 --                 --                 --

Net loss for the period
   June 26, 1989
   (inception) through
   December 31, 1994 ....              --                 --                 --                 --
                                 ----------         ----------         ----------         ----------

Balances, December 31,
   1994 .................           702,854          1,421,234             12,750            114,000

Exercise of options to
   purchase common stock               --                 --                 --                 --

Issuance of warrants in
   connection with notes
   payable financing ....              --                 --                 --                 --

Conversion of preferred
   stock to common stock
   in connection with IPO          (702,854)        (1,421,234)           (12,750)          (114,000)

Issuance of common stock
   in connection with IPO              --                 --                 --                 --

Issuance of common stock
   in exchange for notes
   payable ..............              --                 --                 --                 --

Net loss - 1995 .........              --                 --                 --                 --
                                 ----------         ----------         ----------         ----------



                                                                                                          Deficit
                                     Series C Convertible                                Unrealized     Accumulated     Total
                                       Preferred Stock              Common Stock            Gain        During the   Shareholders'
                                 -------------------------    ------------------------       on         Development     Equity
                                   Shares         Amount       Shares        Amount      Investments       Stage      (Deficit)
                                 ----------     ----------    ----------    ----------   -----------     ----------   ----------
Issuance of Series B
   convertible preferred
   stock in exchange for
   convertible promissory
   notes in 1992 ........              --             --            --            --           --              --        114,000

Issuance of Series C
   convertible preferred
   stock for cash through
   December 31, 1994 ....           477,081      4,978,505          --            --           --              --      4,978,505

Repurchase of common
   shares in 1992 .......              --             --          (3,586)         (324)        --              --           (324)

Net loss for the period
   June 26, 1989
   (inception) through
   December 31, 1994 ....              --             --            --            --           --        (8,003,579)  (8,003,579)
                                 ----------     ----------    ----------    ----------       ------      ----------   ----------

Balances, December 31,
   1994 .................           477,081      4,978,505     1,198,449       116,151         --        (8,003,579)  (1,373,689)

Exercise of options to
   purchase common stock               --             --          20,481        34,285         --              --         34,285

Issuance of warrants in
   connection with notes
   payable financing ....              --             --            --         487,333         --              --        487,333

Conversion of preferred
   stock to common stock
   in connection with IPO          (477,081)    (4,978,505)    1,192,685     6,513,739         --              --           --

Issuance of common stock
   in connection with IPO              --             --       1,322,500     6,383,785         --              --      6,383,785

Issuance of common stock
   in exchange for notes
   payable ..............              --             --          42,960       268,500         --              --        268,500


Net loss - 1995 .........              --             --            --            --           --        (2,151,877)  (2,151,877)
                                 ----------     ----------    ----------    ----------       ------      ----------   ----------

                                                   Cellegy Pharmaceuticals, Inc.
                                                   (a development-stage company)

                                      Statements of Shareholders' Equity (Deficit)--(Continued)


                                    Series A Convertible           Series B Convertible      Series C Convertible
                                       Preferred Stock               Preferred Stock            Preferred Stock
                                 ------------------------          ------------------        -------------------
                                  Shares        Amount              Shares    Amount          Shares    Amount
                                 -------     ------------          --------   -------        --------  ---------
Balances, December 31,
   1995 .................           --               --               --        --            --        --

Issuance of Series A
   convertible preferred
   stock, net of issuance
   costs ................            750        6,753,230             --        --            --        --

Conversion of preferred
   stock, including
   dividends, to common
   stock ................           (555)      (6,005,724)            --        --            --        --

Exercise of warrants to
   purchase common stock            --               --               --        --            --        --

Exercise of options to
   purchase common stock            --               --               --        --            --        --

Compensation expense
   related to the
   extension of option
   exercise periods .....           --               --               --        --            --        --

Unrealized gain on
    investments .........           --               --               --        --            --        --

Non-cash preferred
    dividends ...........           --          1,413,765             --        --            --        --

Net loss - 1996 .........           --               --               --        --            --        --
                                 -------     ------------          --------   -------       --------  ---------

Balances, December 31,
   1996 .................            195     $  2,161,271             --        --            --        --
                                 =======     ============          ========   =======       ========  =========



                                                                                        Deficit
                                                                 Unrealized           Accumulated              Total
                                      Common Stock                  Gain               During the          Shareholders'
                            ---------------------------              on               Development             Equity
                              Shares            Amount            Investments             Stage              (Deficit)
                            ------------     ------------        ------------         ------------         ------------
Balances, December 31,
   1995 .................     3,777,075       13,803,793                --            (10,155,456)           3,648,337

Issuance of Series A
   convertible preferred
   stock, net of issuance
   costs ................          --               --                  --                   --              6,753,230

Conversion of preferred
   stock, including
   dividends, to common
   stock ................     1,234,077        6,005,724                --                   --                   --

Exercise of warrants to
   purchase common stock        135,256           51,814                --                   --                 51,814

Exercise of options to
   purchase common stock          6,344           11,553                --                   --                 11,553

Compensation expense
   related to the
   extension of option
   exercise periods .....          --            268,486                --                   --                268,486

Unrealized gain on
   investments ..........          --               --                22,167                 --                 22,167

Non-cash preferred
   dividends ............          --               --                  --             (1,413,765)                --

Net loss - 1996 .........          --               --                  --             (3,368,096)          (3,368,096)
                           ------------     ------------        ------------         ------------         ------------

Balances, December 31,
   1996 .................     5,152,752     $ 20,141,370        $     22,167         $(14,937,317)        $  7,387,491
                           ============     ============        ============         ============         ============



                             See accompanying notes.

                                                   Cellegy Pharmaceuticals, Inc.
                                                   (a development-stage company)

                                                      Statements of Cash Flows

                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                        (inception)
                                                                                   December 31,                           through
                                                                       -----------------------------------              December 31,
                                                                           1996                    1995                    1996
                                                                       ------------            ------------            ------------
Operating activities
Net loss ...................................................           $ (3,368,096)           $ (2,151,877)           $(13,523,552)
Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Depreciation and amortization ..........................                 35,384                  27,726                 246,638
    Compensation expense related to the
       extension of option exercise periods ................                268,486                    --                   268,486
    Loss on sale of property and equipment .................                   --                     3,724                   3,724
    Amortization of discount on
       notes payable and deferred
       financing costs .....................................                   --                   562,748                 567,503
    Issuance of common shares
       for services ........................................                   --                      --                    24,261
    Issuance of Series A convertible preferred
       stock for services rendered .........................                   --                      --                    73,198
    Issuance of Series A convertible
       preferred stock for interest ........................                   --                      --                    67,720
    Issuance of Series A convertible preferred
       stock for license agreement .........................                   --                      --                   100,000
Changes in operating assets and liabilities:
    Other current assets ...................................               (201,521)               (138,811)               (350,561)
    Accounts payable and accrued liabilities ...............                 77,781                (149,813)                270,013
    Accrued research fees ..................................                 21,000                    --                    21,000
    Accrued compensation and related
       expenses ............................................               (169,308)                136,554                  17,958
    Deferred revenue .......................................                   --                (1,000,000)                   --
                                                                       ------------            ------------            ------------
Net cash used in operating activities ......................             (3,336,274)             (2,709,749)            (12,213,612)

Investing activities
Purchase of property and equipment .........................                 (8,000)                (22,794)               (172,893)
Purchases of investments ...................................             (9,576,000)             (1,500,000)            (16,622,520)
Sales and maturities of investments ........................              3,820,000                  21,681               9,366,520
                                                                       ------------            ------------            ------------
Net cash used in investing activities ......................             (5,764,000)             (1,501,113)             (7,428,893)


                                                   Cellegy Pharmaceuticals, Inc.
                                                   (a development-stage company)

                                                Statements of Cash Flows--(Continued)

                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                         (inception)
                                                                                    December 31,                           through
                                                                       ------------------------------------             December 31,
                                                                           1996                    1995                     1996
                                                                       ------------            ------------            ------------
Financing activities
Proceeds from notes payable ................................           $       --              $  1,749,800            $  3,547,424
Repayment of notes payable .................................                   --                (2,017,300)             (2,110,608)
Net proceeds from issuance of
   common stock ............................................                 63,367               6,418,070               6,564,901
Repurchase of common stock .................................                   --                      --                      (324)
Issuance of convertible preferred stock,
   net of issuance costs ...................................              6,753,230                    --                11,757,735
Deferred financing costs ...................................                   --                      --                   (80,170)
                                                                       ------------            ------------            ------------
Net cash provided by financing
   activities ..............................................              6,816,597               6,150,570              19,678,958
                                                                       ------------            ------------            ------------
Net increase in cash .......................................             (2,283,677)              1,939,708                  36,453
Cash, beginning of period ..................................              2,320,130                 380,422                    --
                                                                       ------------            ------------            ------------

Cash, end of period ........................................           $     36,453            $  2,320,130            $     36,453
                                                                       ============            ============            ============

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock to
   common stock ............................................           $  4,997,390            $  6,513,739            $ 11,511,129
                                                                       ============            ============            ============
Issuance of common stock for notes
   payable .................................................           $       --              $    268,500            $    268,500
                                                                       ============            ============            ============
Issuance of warrants in connection
   with notes payable financing ............................           $       --              $    487,333            $    487,333
                                                                       ============            ============            ============
Issuance of Series A convertible
   preferred stock for notes payable .......................           $       --              $       --              $  1,153,316
                                                                       ============            ============            ============
Issuance of Series B convertible
   preferred stock for notes payable .......................           $       --              $       --              $    115,000
                                                                       ============            ============            ============
Issuance of common stock for Pacific
   Pharmaceuticals, Inc. ...................................           $       --              $       --              $      8,750
                                                                       ============            ============            ============



                                                       See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                          Notes to Financial Statements

1.      Accounting Policies

Description of Business

         The Company commenced operations in 1989 to engage in the research, development, and commercialization of proprietary products for the skin, including transdermal drug delivery products, prescription therapeutic products for skin disorders, and non-prescription over-the-counter consumer products to repair and protect damaged skin. The Company is in the development stage.

Basis of Presentation

         In the course of its development, the Company has incurred significant losses and will continue to incur additional losses during its development phase. As a result, the Company will require substantial additional funds for its operational activities and may seek private or public equity financings, and future collaborative arrangements with third parties to meet its cash needs. There is no assurance that such additional funds will be available on acceptable terms, or available at all. Insufficient funding may require the Company to delay, reduce, or eliminate some or all of its research and development, planned clinical trials, and administrative programs.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenues and Research and Development Expenses

         Revenues related to cost reimbursement provisions under development contracts are recognized as the costs associated with the projects are incurred. Revenues related to milestones specified under development contracts are recognized as the milestones are achieved. Research and development costs are expensed as incurred.

         The Company receives certain United States government grants which support the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenues associated with these grants are recognized as costs under each grant are incurred.

Cash, Cash Equivalents and Investments

         Cash equivalents consist of highly liquid financial instruments, with original maturities of three months or less.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                   Notes to Financial Statements--(Continued)


         The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Under FAS 115, management classifies investments as available-for-sale or held-to-maturity at the time of purchase and periodically reevaluates such designations. Investments in marketable equity securities and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized to interest income over the life of the investment. Debt securities, not classified as held-to-maturity, are classified as available-for-sale and are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included in shareholders' equity until their disposition. Realized gains or losses and declines in value judge to be other than temporary on available-for-sale securities are included in other income or expense.

         While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity.

Property and Equipment

         Property   and   equipment   is  stated  at  cost,   less   accumulated
depreciation. Depreciation is provided over the estimated useful life of five years, using the straight-line method.

Stock-Based Compensation

         The Company accounts for its stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has elected to follow the disclosure only alternative prescribed by FASB Statement No. 123, "Accounting for Stock-Based Compensation."

Pro forma Net Loss Per Share Applicable to Common Shareholders

         Net loss per share applicable to common shareholders is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares are excluded from the computation as their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued (stock options and warrant grants) at prices below the public offering price during the twelve month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods through March 31, 1995, using the treasury stock method. The net loss per share applicable to common shareholders, computed on this basis, was $(1.11) and $(0.86) for the years ended December 31, 1996 and 1995, respectively. Shares used in the net loss per share calculation were 4,306,550 and 2,509,963 for the years ended December 31, 1996 and 1995, respectively.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                   Notes to Financial Statements--(Continued)


         The pro forma net loss per share applicable to common shareholders presented in the statements of operations is computed as described above and also gives effect for all periods presented to the conversion of all outstanding shares of convertible preferred stock into common stock that took place upon the closing of the Company's initial public offering in August 1995.

2.    Investments

         At December 31, 1996, investments consist of the following:

                                                                         Unrealized              Unrealized              Estimated
                                                      Cost                  gains                   losses               fair value
                                                  -----------            -----------             -----------             -----------
Short-term:
Corporate Notes ......................            $ 2,000,000            $     8,280             $      --               $ 2,008,280
U.S. Government Notes ................              2,400,000                    310                  (1,886)              2,398,424
Time Deposits ........................                500,000                   --                      --                   500,000
Commercial Paper .....................                356,000                   --                    (7,036)                348,964
                                                  -----------            -----------             -----------             -----------
                                                    5,256,000                  8,590                  (8,922)              5,255,668
Long-term:
U.S. Government Notes ................              2,000,000                 22,499                    --                 2,022,499
                                                  -----------            -----------             -----------             -----------

Total ................................            $ 7,256,000            $    31,089             $    (8,922)            $ 7,278,167
                                                  ===========            ===========             ===========             ===========


         The cost and estimated fair market value of investments in debt securities at December 31, 1996, by contractual maturity, were as follows:

                                                                         Fair
                                                                        Market
                                                     Cost               Value
                                                  ----------          ----------

Due in 1 year or less ..................          $5,256,000          $5,255,668
Due in 1-3 years .......................           2,000,000           2,022,499
                                                  ----------          ----------
Total investments ......................          $7,256 000          $7,278,167
                                                  ==========          ==========


         At December 31, 1995, short-term investments consisted of a U.S. government obligation that matured in May 1996. There have been no net realized gains or losses on the sale of securities for the years ended December 31, 1996 and 1995.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                   Notes to Financial Statements--(Continued)


3.       Property and Equipment

         Property and equipment consists of the following:

                                                             December 31,
                                                    ----------------------------
                                                       1996             1995
                                                    ---------         ---------

Furniture and fixtures .....................        $  49,702         $  41,702
Office equipment ...........................           39,142            39,142
Laboratory equipment .......................           65,310            65,310
Leasehold improvements .....................            3,610             3,610
                                                    ---------         ---------
                                                      157,764           149,764
Less accumulated depreciation ..............         (126,483)          (91,099)
                                                    ---------         ---------
                                                    $  31,281         $  58,665
                                                    =========         =========


4.       Notes Payable

         In a December 1994 private placement, the Company issued $536,000 principal amount of 10% convertible subordinated debentures and warrants to acquire 107,200 shares of common stock at an exercise price of $7.81. The value ascribed to the warrants for financial statement purposes was not material.

         In February 1995 and June 1995 private placements, the Company issued $1,749,800 principal amount of 10% convertible secured debentures ("Notes") and warrants ("Warrants") to acquire units ("Units"), each Unit consisting of one share of common stock and one common stock purchase warrant ("Unit Warrant"). In connection with the February 1995 transaction, all investors who acquired notes and warrants in December 1994 exchanged the securities acquired in December 1994 for an equal principal amount of Notes and Warrants on the same terms as the other investors. The Warrants were valued by an outside valuation firm for financial statement purposes at approximately $487,000, which amount was recorded as an addition to common stock with a corresponding discount on the notes payable. The discount was amortized using the interest method. The Notes were convertible at the option of the noteholder into Units consisting of one share of common stock and one warrant ("Conversion Warrant") to purchase one share of common stock. The exercise price of the Warrants is $.01 per unit. The exercise price of the Unit Warrants is $7.81 per share.

         In August 1995, in connection with the close of its initial public offering, the Company repaid Notes totaling approximately $2,017,000 and accrued interest totaling approximately $100,000. Notes totaling $268,500 were converted into 42,960 shares of common stock and warrants to acquire 42,960 shares of common stock. The warrants were exercisable beginning February 1996 at an exercise price of $5.19 per share and will expire December 31, 1999.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                   Notes to Financial Statements--(Continued)


5.       Lease Commitments

         The Company leases its facilities and equipment under non-cancelable operating leases. Future minimum lease payments at December 31, 1996, are as follows:

          1997 ..............................................         $  331,803
          1998 ..............................................            238,480
          1999 ..............................................            243,285
          2000 ..............................................            198,826
          2001 ..............................................             77,051
                                                                      ----------
                                                                      $1,089,445
                                                                      ==========

         Rent expense was $209,715 and $67,959 for the years ended December 31, 1996 and 1995, respectively. For the year ended December 31, 1996, such rent expense included $63,836 of equipment lease expense.


6.       Shareholders' Equity

Initial Public Offering

         In August 1995, the Company completed an initial public offering of 661,250 units, with each unit consisting of two shares of common stock and one common stock purchase warrant with an exercise price of $9.375 per share. The Company received net proceeds of approximately $6.4 million. In connection with the initial public offering, Series A, B, and C preferred stock, then outstanding, converted into 1,192,685 shares of common stock.

         In July 1995, the Company's Board of Directors also approved a .746-for-one reverse stock split of issued and outstanding common and preferred
shares  and  commensurate   adjustments  of  outstanding  options  and  warrants
(including purchase prices and exercise prices). All share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

Convertible Series A Preferred Stock Offering

         On April 19, 1996, the Company completed a $7,500,000 private placement of 750 shares of convertible Series A Preferred Stock ("Series A Preferred") or ("Preferred Stock Financing"). Net proceeds were approximately $6,753,230. The shares are convertible, at the option of the holder, into common stock. The number of shares of common stock issuable on conversion of a share of Series A Preferred is calculated based on the lower of $6.6275 or a variable conversion price of 85% of the average market price of the common stock on the five trading days proceeding the conversion date.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                   Notes to Financial Statements--(Continued)


         If the variable conversion price is lower than the fixed conversion price, a greater number of shares will be issued upon conversion. Two years after issuance, any remaining unconverted preferred shares are automatically converted into common stock. A conversion premium accrues at the rate of 8 percent per annum and is payable upon conversion, in shares of common stock. Cellegy has redemption rights under certain circumstances. As of December 31, 1996, 1,234,077 shares of common stock have been issued in conjunction with the conversion of Series A Preferred. The holders of the Series A preferred have no voting rights, except as required by applicable California law.

         For the year ended December 31, 1996, in accordance with SEC Rules and Regulations, the Company accrued non-cash preferred dividends of $1,125,000 reflecting the 15% discount to common stock variable conversion price of the Series A preferred stock, and non-cash preferred dividends of $288,765 reflecting the 8% per annum mandatory preferred dividends of the Series A preferred stock.

         In the event of any liquidation, the Series A Preferred Shareholders are entitled to receive a preferential amount equal to $10,000 per share plus the 8% per annum accrued dividends. If, upon liquidation, the assets to be distributed to each holder of the Series A Preferred are insufficient to permit the payment of the full preferred preference, then the entire assets and funds of the Company will be distributed pro rata to each holder of the Series A Preferred based on their aggregate preferred preference. Any remaining assets of the Company would be distributed among the holders of the common stock according to their respective shares.

Preferred Stock

         The Company's Articles of Incorporation provide that the Company may issue shares of Preferred Stock in one or more Series. The Board of Directors is authorized to establish from time to time the numbers of shares to be included in, and the designation of, any such shares, to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued Series of Preferred Stock, and to increase or decrease the number of shares of any such Series without any further vote or action by the Shareholders.


Warrants

         The Company has the following warrants outstanding to purchase common stock at December 31, 1996:

                              Exercise Price per
     Number of Shares                Share                 Date Issued                    Expiration Date
     ----------------         -------------------          -----------                    ---------------
         35,496                   $   4.51                 October 1994                  December 31, 1999
        258,528                       0.01                 February 1995                 December 31, 1999
        365,728                       7.81                 February 1995                 December 31, 1999
         44,604                       9.02                 March 1995                    December 31, 1999
         42,960                       5.19                 August 1995                   December 31, 1999
        115,000                      10.31                 August 1995                   August 11, 2000
         57,500                      15.47                 August 1995                   August 11,2000
        661,250                      9.375                 August 1995                   August 11, 2000
         86,005                       7.23                 April 1996                    April 18, 2001
          7,000                       6.25                 April 1996                    April 24, 1998
      ---------
      1,674,071
      =========

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                   Notes to Financial Statements--(Continued)


         Included in the table above, are warrants to acquire 661,250 shares of common stock at a price of $9.375 per share which were issued in connection with the Company's initial public offering. The warrants are exercisable at any time, unless previously redeemed until August 11, 2000. The Company may redeem the warrants, in whole or in part, at any time upon at least thirty days prior written notice to the warrant holders at a price of $.05 per warrant, provided that the closing price of the common stock has been at least $12.50 for at least 10 consecutive trading days ending on a date within 30 days before the date of the notice of redemption. No warrants have been redeemed through December 31, 1996.

Stock Option Plans

         In 1995, the Company adopted the Equity Incentive Plan to provide for the issuance of incentive stock options and non-statutory stock options. When the Plan was established, the Company reserved 700,000 shares for issuance. In 1996, an additional 300,000 shares were reserved for issuance under the Plan. Under the Plan, incentive stock options may be granted at a price per share not less than the fair market value of common stock on the date of grant.
Nonqualified options may be granted at a price per share not less than 85% of fair market value on the date of grant. Options are exercisable to the extent vested. Vesting is established by the Compensation Committee.

Activity under the Plan is summarized as follows:
                                                                      Weighted-
                                          Shares                       Average
                                          Under        Price range    Exercise
                                          Option        per share      Price
                                        ----------    ------------    ---------

Balance at December 31, 1994.........     136,295     $ 0.45-4.50      $1.64
    Granted..........................     619,382       2.09-6.66       3.48
    Canceled.........................     (84,511)      1.81-4.50       1.92
    Exercised........................     (20,481)      0.50-1.81       1.67
                                        ---------     ----------
Balance at December 31, 1995.........     650,685     $ 0.45-6.66       3.35
    Granted..........................     605,447       4.56-8.25       5.43
    Canceled.........................    (253,443)      1.39-6.38       4.49
    Exercised........................      (6,344)      1.81-2.09       1.82
                                        ---------     ----------
Balance at December 31, 1996.........     996,345     $ 0.45-8.25      $4.34
                                        ---------     ----------


         At December 31, 1996, options to purchase 441,840 shares of common stock were vested and exercisable at exercise prices ranging from $0.45 to $8.25 per share. At December 31, 1996, options to purchase 91,500 shares of common stock at exercise prices ranging from $4.56 to $7.25 per share, vest in the year of 2001, but are subject to earlier vesting if certain performance criteria are met. At December 31, 1996 no options to purchase shares of common stock were available for future option grants under the Plan.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                   Notes to Financial Statements--(Continued)


         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable at December 31, 1996:

                                        Options Outstanding                                Options Exercisable
                      ---------------------------------------------------------    -------------------------------------
                          Number          Weighted-Average                             Number
    Range of            Outstanding          Remaining        Weighted-Average       Exercisable       Weighted-Average
 Exercise Price    at December 31, 1996   Contractual Life     Exercise Price   at December 31, 1996    Exercise Price
------------------ --------------------   ----------------    ----------------- --------------------   -----------------
  $0.45 to 3.07           277,170            5.4 years             $2.10               183,643              $2.00
   4.38 to 5.75           579,975            8.2                    4.76               218,447               4.68
   6.25 to 8.25           139,200            8.0                    7.02                39,750               6.78
                          -------                                                      -------
     Total                996,345            7.4 years             $4.34               441,840              $3.76
                          =======                                                      =======


         In February 1995, the Company adopted the Directors' Stock Option Plan. The Company reserved 100,000 shares of common stock for issuance under the Plan. The Plan provides for the automatic annual grant of an option to acquire 1,000 shares of common stock, to each non-employee then serving as a director, at an exercise price equal to the fair value of the common stock on the date of grant. The Plan also provides for an initial option grant ("Initial Option") to acquire 20,000 shares of common stock, to each current and future non-employee director of the Company, at an exercise price equal to the fair value of the common stock on the date of grant. Vesting generally occurs over four years from the date of grant, except that 25% of the shares subject to the Initial Option generally become exercisable on the grant date. Pursuant to the Plan, one option to purchase 20,000 shares of common stock at an exercise price of $5.00 per share was granted during the year ended December 31, 1995. During the year ended December 31, 1996, options were granted to purchase a total of 50,000 shares of common stock at exercise prices ranging from $4.50 to $8.50. Options to purchase 18,750 shares of common stock at exercise prices ranging from $4.50 to $5.50 were vested and exercisable at December 31, 1996. At December 31, 1996 options to purchase 30,000 shares of common stock were available for future option grants under the Plan.


         The  following  table  summarizes   information   about  stock  options
outstanding  and  exercisable  related to the  Directors'  Stock  Option Plan at
December 31, 1996:

                                        Options Outstanding                                Options Exercisable
                      ---------------------------------------------------------    -------------------------------------
                          Number          Weighted-Average                             Number
    Range of            Outstanding          Remaining        Weighted-Average       Exercisable       Weighted-Average
 Exercise Price    at December 31, 1996   Contractual Life     Exercise Price   at December 31, 1996    Exercise Price
------------------ --------------------   ----------------    ----------------- --------------------   -----------------
  $ 4.50 to 5.50          65,000             9.5 years             $4.97               18,750               $5.00
            8.50           5,000             9.4                    8.50                 --                   --
                          ------                                                       ------
     Total                70,000             9.5 years             $5.22               18,750               $5.00
                          ======                                                       ======


                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                   Notes to Financial Statements--(Continued)


         The Company has elected to follow  Accounting  Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options since, as discussed below, the alternative fair market value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, if the exercise price of the Company's stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair market value method. The fair market value for options granted in 1995 prior to the IPO was estimated at the date of the grant using the Minimum Value Method. The fair market value for options granted in 1995 after the IPO, as well as in 1996, was estimated at the date of the grant using a Black-Scholes option pricing model. The Company valued its options using the following weighted-average assumptions for the years ended December 31, 1995 and 1996:

                                                        Year ended December 31,
                                                        ----------------------
                                                           1996         1995
                                                          -------       -----

      Risk-free interest rate ........................      6.23%       6.37%
      Dividend yield .................................         0%          0%
      Volatility .....................................       .517        .235
      Expected life of options in years ..............        4.8         4.0


         The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its stock options.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                   Notes to Financial Statements--(Continued)


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                 1996                 1995
                                               --------             -------

Pro forma net loss applicable
    to common shareholders ...............   $(5,494,675)       $(2,235,129)
Pro forma net loss per share applicable
    to common shareholders ...............   $     (1.29)       $     (0.70)


         The weighted average grant date fair value of options granted during the years ended December 31, 1996 and 1995 was $2.79 and $1.17, respectively.

         As a result of FAS 123 only being applicable to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the year ending December 31, 1999.

7.    License Agreements

Neutrogena

         The Company entered into a License Option Agreement dated April 16, 1992 (the "License Option Agreement"), with Neutrogena Corporation ("Neutrogena") as part of Neutrogena's purchase of 475,560 shares of the Company's Series C preferred stock, which was later converted to common stock upon the completion of the initial public offering, for $5.0 million on June 12, 1992. Also as part of that stock purchase transaction, the Company entered into an Azelaic Acid OTC License Agreement (the "Azelaic Acid Agreement"), and a Metabolic Moisturizer OTC License Agreement (the "Metabolic Moisturizer Agreement"), each dated April 16, 1992, with Neutrogena.

         The License Option Agreement requires the Company to notify Neutrogena about potential consumer or prescription products about which it becomes aware and about potential consumer products for which the Company has applied to switch from prescription to consumer status. Certain products and technologies, including the Company's drug delivery products and technologies, Glylorin and products sold in the Japanese market, are excluded from the scope of the License Option Agreement. After notification, Neutrogena has a license option period and an "Evaluation License" to investigate the potential product to determine whether to enter into an agreed-upon form of royalty-bearing exclusive worldwide license with the Company for the product. The royalty-bearing license for consumer products provides for a royalty of 3% of net sales of the first two years and 5% of net sales thereafter with a minimum annual royalty of $25,000. The royalty-bearing license for prescription products provides for a royalty of 5% of net sales with a minimum annual royalty of $25,000. Both royalty-bearing license agreements for consumer products and prescription products provide for Neutrogena to pay out-of-pocket evaluation, development and marketing costs for a product. Revenues related to expenses eligible for reimbursement totaled $130,373 for the period from inception to December 31, 1995, and none for the year ended December 31, 1996. Neutrogena has not exercised its option to license any consumer or prescription products about which it has been notified by the Company. The term of the agreement is 15 years.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                   Notes to Financial Statements--(Continued)


         The Metabolic Moisturizer Agreement and the Azelaic Acid Agreement each granted to Neutrogena an exclusive, worldwide royalty-bearing license. The Metabolic Moisturizer Agreement relates to the Company's barrier repair technology and contains the same royalty and other material terms as the standard royalty-bearing license agreement described above for consumer products.

         The Azelaic Acid Agreement was terminated and replaced by a Patent License Agreement effective June 1, 1994 (the "Neutrogena Agreement") between the Company and Neutrogena. Pursuant to the Neutrogena Agreement, Neutrogena paid the Company $1.0 million for an exclusive, worldwide, royalty-free license for Azelaic Acid for both prescription and consumer products. The Company had an option to limit this license to consumer products, and effectively reacquire rights to prescription Azelaic Acid products by paying Neutrogena $1.0 million. The $1.0 million paid by Neutrogena was recorded as deferred revenue and concurrent with the option expiration, the Company recognized $1 million of license revenue in the year ended December 31, 1995. The Neutrogena Agreement requires Neutrogena to pay all out-of-pocket evaluation, development and marketing costs, including Azelaic Acid patent prosecution costs, for consumer and prescription Azelaic Acid products.
Neutrogena was acquired by Johnson and Johnson in 1994.

Glaxo Wellcome, Inc.

         In November 1996, the Company entered into an agreement with Glaxo Wellcome, Inc. for the worldwide licensing rights to Glylorin, Cellegy's lipid compound for the treatment of ichthyoses. Under the terms of the agreement, Cellegy provided Glaxo with an exclusive license of patent rights and know-how covering the Glylorin product in most of the world's major markets. In exchange for this license, Cellegy received from Glaxo an initial payment and may receive future milestone payments, as well as a royalty on net sales assuming successful completion of product development and market launch. In addition to milestone payments, Glaxo will assume responsibility and the associated costs for all future development and commercialization, including certain development costs incurred prior to the date of the agreement. For the year ended December 31, 1996, the Company recognized revenue of approximately $560,000 for licensing fees and development funding revenue.

8.       Related Party Transactions

         The  Company  has  entered  into  consulting  agreements  with  certain shareholders of the Company. The total consulting fees paid to these shareholders was $52,250 and $129,000 for the years ended December 31, 1996 and 1995, respectively. One of these consulting agreements requires a shareholder to provide consulting services through May 1999 in exchange for monthly payments of approximately $3,500.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)

                   Notes to Financial Statements--(Continued)


9.    Income Taxes

         At December 31, 1996, the Company has net operating loss carryforwards of approximately $12,805,000 and $4,666,000 for federal and state purposes, respectively. The federal net operating loss carryforwards expire between the years 2004 and 2011. The state net operating loss carryforwards expire between the years 1997 and 2001. At December 31, 1996, the Company also has research and development credit carryforwards of approximately $262,000 and $95,000 for federal and state purposes, respectively. The federal credits expire between the years 2006 and 2011. The state credits have no expiration date.

         Pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research and development tax credit carryforwards may be limited, if a cumulative change of ownership of more than 50% occurs within any three-year period.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            December 31,
                                                   -----------------------------
                                                       1996             1995
                                                   -----------      -----------
Deferred tax assets:
    Net operating loss carryforwards .........     $ 4,634,000      $ 3,500,000
    Credit carryforwards .....................         357,000          258,000
    Capitalized research and development
      costs ..................................         251,000          139,000
    Capital loss carryforwards ...............          39,000           39,000
    Capitalized license fee ..................          50,000           50,000
    Other ....................................          17,000           33,000
                                                   -----------      -----------
Total deferred tax assets ....................       5,348,000        4,019,000
Valuation allowance ..........................      (5,315,000)      (3,980,000)
                                                   -----------      -----------
Net deferred tax assets ......................          33,000           39,000
Deferred tax liabilities .....................     $   (33,000)     $   (39,000)
                                                   -----------      -----------
Net deferred tax assets ......................            --               --
                                                   ===========      ===========