Form 10QSB
period 1997-03-31
CELLEGY PHARMACEUTICALS INC
filed 1997-04-30
CIK 887247

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

The number of shares outstanding of the registrant's common stock at April 21, 1997 was 5,667,175.

                          CELLEGY PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB


                                                                            Page
PART   I     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Balance Sheets as of March 31, 1997 (unaudited)
             and December 31, 1996                                            3

             Unaudited Condensed Statements of Operations for the three months ended March 31, 1997 and 1996, and the period from
             June 26, 1989 (inception) through March 31, 1997                 4

             Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 1997 and 1996, and the period from
             June 26, 1989 (inception) through March 31, 1997                 5

             Notes to Condensed Financial Statements                          7

Item 2.      Management's Discussion and Analysis or Plan of Operation        8

PART   II    OTHER INFORMATION

Item 1.      Legal Proceedings                                               12

Item 2.      Changes in Securities                                           12

Item 3.      Defaults Upon Senior Securities                                 12

Item 4.      Submission of Matters to a Vote of Security Holders             12

Item 5.      Other Information                                               12

Item 6.      Exhibits and Reports on Form 8-K                                12

Signature(s)                                                                 13


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       Cellegy Pharmaceuticals, Inc.
                                       (a development-stage company)
                                          Condensed Balance Sheets
                                (Amounts in thousands, except share amounts)
----------------------------------------------------------------------------------------------------------


                                                                         March 31, 1997  December 31, 1996
                                                                         --------------  ----------------
                                                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                 $     91            $     36
   Short-term investments                                                       5,369               5,256
   Other current assets                                                           345                 351
                                                                             --------            --------
      Total current assets                                                      5,805               5,643

Property and equipment, net                                                        25                  31
Long-term investments                                                           1,000               2,022
                                                                             --------            --------
                                                                             $  6,830            $  7,696
                                                                             ========            ========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities                                  $    217            $    270
   Accrued research fees                                                         --                    21
   Accrued compensation and related expenses                                       13                  18
                                                                             --------            --------
      Total current liabilities                                                   230                 309


Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;
   Series A convertible preferred stock; 1,100 shares designated;
   50 shares issued and outstanding at March 31, 1997, and 195
   shares issued and outstanding at December 31, 1996                             564               2,161
Common stock, no par value; 20,000,000 shares authorized;
   5,623,511 shares issued and outstanding at March 31, 1997,
   and 5,152,752 shares issued and outstanding at December 31, 1996            21,853              20,141
Unrealized gain on investments                                                     13                  22
Deficit accumulated during the development stage                              (15,830)            (14,937)
                                                                             --------            --------
      Total shareholders' equity                                                6,600               7,387
                                                                             --------            --------
                                                                             $  6,830            $  7,696
                                                                             ========            ========

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.


                                        Cellegy Pharmaceuticals, Inc.
                                        (a development-stage company)
                                      Condensed Statements of Operations
                                                 (Unaudited)
                                 (Amounts in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------

                                                                                             Period from
                                                                                            June 26, 1989
                                                              Three Months Ended         (inception) through
                                                                  March 31,                 March 31, 1997
                                                        ------------------------------    ------------------
                                                           1997                1996
                                                           ----                ----
Revenues:
   Licensing and contract revenue from affiliate        $   --               $     15             $  1,145
   Licensing, milestone and development funding               95                 --                    654
   Government grants                                          53                 --                    127
                                                        --------             --------             --------
      Total revenues                                         148                   15                1,926

Operating expenses:
   Research and development                                  734                  596                9,856
   General and administrative                                360                  351                6,542
                                                        --------             --------             --------
      Total operating expenses                             1,094                  947               16,398
                                                        --------             --------             --------

      Operating loss                                        (946)                (932)             (14,472)

Interest expense                                            --                   --                   (864)
Interest income and other, net                                79                   68                  946
                                                        --------             --------             --------

      Net loss                                              (867)                (864)             (14,390)
Non-cash preferred dividends                                  26                 --                  1,440
                                                        --------             --------             --------

      Net loss applicable to common shareholders        $   (893)            $   (864)            $(15,830)
                                                        ========             ========             ========

Net loss per share applicable to
   common shareholders                                  $  (0.17)            $  (0.23)
                                                        ========             ========

Shares used in calculation of net loss
   per share                                               5,377                3,836
                                                        ========             ========


The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.

                                                      4


                                        Cellegy Pharmaceuticals, Inc.
                                        (a development-stage company)
                                      Condensed Statements of Cash Flows
                                                 (Unaudited)
                                            (Amounts in thousands)

-------------------------------------------------------------------------------------------------------------


                                                                                            Period from
                                                                                           June 26, 1989
                                                            Three Months Ended          (inception) through
                                                                  March 31,                March 31, 1997
                                                    ----------------------------------- -------------------
                                                             1997             1996
                                                             ----             ----
Operating activities
Net loss                                                  $   (867)           $   (864)           $(14,390)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                 6                   8                 252
   Compensation expense related to the
      extension of option exercise periods                      70                  34                 338
   Loss on sale of property and equipment                     --                  --                     4
   Amortization of discount on notes payable
      and deferred financing costs                            --                  --                   568
   Issuance of common shares for services                     --                  --                    24
   Issuance of Series A convertible preferred
      stock for services rendered                             --                  --                    73
   Issuance of Series A convertible preferred
      stock for interest                                      --                  --                    68
   Issuance of Series A convertible preferred
      stock for license agreement                             --                  --                   100
Changes in operating assets and liabilities:
   Other current assets                                          6                 (71)               (345)
   Accounts payable and accrued liabilities                    (53)                (54)                217
   Accrued research fees                                       (21)               --                  --
   Accrued compensation and related expenses                    (5)               (116)                 13
   Deferred revenue                                           --                  --                  --
                                                          --------            --------            --------

Net cash used in operating activities                         (864)             (1,063)            (13,078)

Investing activities
Purchase of property and equipment                            --                   (42)               (173)
Purchases of investments                                    (1,000)               --               (17,623)
Sales and maturities of investments                          1,900                --                11,267
                                                          --------            --------            --------

Net cash provided by (used in)
   investing activities                                        900                 (42)             (6,529)



                                           (continued on next page)




                                      Cellegy Pharmaceuticals, Inc.
                                      (a development-stage company)
                                    Condensed Statements of Cash Flows
                                               (Unaudited)
                                          (Amounts in thousands)

---------------------------------------------------------------------------------------------------------


                                                                                         Period from
                                                                                        June 26, 1989
                                                         Three Months Ended          (inception) through
                                                               March 31,                March 31, 1997
                                                    -------------------------------- -------------------
                                                          1997             1996
                                                          ----             ----
Financing activities
Proceeds from notes payable                           $    --              $   --              $  3,548
Repayment of notes payable                                 --                  --                (2,111)
Net proceeds from the issuance of common stock               19                   2               6,583
Repurchase of common stock                                 --                  --                  --
Issuance of convertible preferred stock, net of
   issuance costs                                          --                  --                11,758
Deferred financing costs
                                                           --                  --                   (80)
                                                       --------            --------            --------

Net cash provided by financing activities                    19                   2              19,698

Net increase (decrease) in cash and
   cash equivalents                                          55              (1,103)                 91
Cash and cash equivalents,
   beginning of period                                       36               2,320                --
                                                       --------            --------            --------

Cash and cash equivalents, end of period               $     91            $  1,217            $     91
                                                       ========            ========            ========


Supplemental disclosure of non-cash transactions:

Conversion of preferred stock to
   common stock                                        $  1,623            $   --              $ 13,134
                                                       ========            ========            ========

Issuance of common stock for notes payable             $    --             $   --              $    268
                                                       ========            ========            ========

Issuance of warrants in connection with
   notes payable financing                             $    --             $   --              $    487
                                                       ========            ========            ========

Issuance of Series A convertible preferred
   stock for notes payable                             $    --             $   --              $  1,153
                                                       ========            ========            ========

Issuance of Series B convertible preferred
   stock for notes payable                             $    --             $   --              $    115
                                                       ========            ========            ========

Issuance of common stock for Pacific
   Pharmaceuticals, Inc.                               $    --             $   --                     9
                                                       ========            ========            ========

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)
                     Notes to Condensed Financial Statements



Note 1.   -   Basis of Presentation

         The accompanying unaudited condensed balance sheets as of March 31, 1997 and December 31, 1996, the unaudited condensed statements of operations for the three months ended March 31, 1997 and 1996, and the unaudited condensed statements of cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the periods presented.

         Operating results for the three months ended March 31, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


Note 2.   -   Net Loss Per Share

         Net loss per share applicable to common shareholders is computed using the weighted average number of shares of Common Stock outstanding. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. This change will have no impact on the net loss per share for the first quarter ended March 31, 1997 and March 31, 1996, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company commenced operations in 1989 to engage in the research, development and commercialization of proprietary products including a drug delivery system which uses the skin as the portal of entry, prescription therapeutic products for skin disorders, and consumer and cosmeceutical products to repair and protect damaged skin. Since its inception, the Company has engaged entirely in research and development activities, and intends to continue research and development of its drug delivery systems, and the preclinical and clinical testing of its pharmaceutical and consumer products.

General

         During 1996, the Company advanced its intellectual property positions associated with its core technologies. Two important achievements were the granting of a notice of allowance of a U.S. patent for Cellegy's drug delivery system and a Japanese patent for one of the Company's anti-wrinkling products.

         In September 1996, the Company received an Orphan Drug grant from the United States Food and Drug Administration of up to $400,000 over a two year period beginning September 30, 1996. The grant will cover part of the Company's Phase III study costs to evaluate the safety and efficacy of the topical drug GlylorinTM for the treatment of ichthyoses.

         In November 1996, the Company entered into an agreement granting Glaxo Wellcome, Inc. ("Glaxo") licensing rights to Glylorin in most of the world's major markets. In exchange for this license, Cellegy received from Glaxo an initial payment and could potentially receive future milestone payments (if all milestones specified in the agreement are satisfied) totaling, with the initial payment, $8.7 million, as well as royalties on net sales assuming successful completion of product development and market launch. In addition to milestone payments, Glaxo will assume responsibility and the associated costs for future development and commercialization, including certain development costs incurred prior to the date of the agreement.

Results of Operations

         Revenues. The Company recorded revenues of $148,000 and $15,000 for the three months ended March 31, 1997 and 1996, respectively. In 1997, revenues consisted of $95,000 associated with the Glaxo license agreement and $53,000 from the Orphan Drug grant. Revenues of $15,000 in the first quarter of 1996 were associated with a license agreement between the Company and Neutrogena Corporation. The Company expects to receive additional funding from Glaxo over the next several quarters and is pursuing other licensing and product supply agreements which, if entered into, may result in additional contract revenues or product sales in 1997. However, there can be no assurances regarding when, or if, such revenues will occur.

         Research and Development Expenses. Research and development expenses for the three months ended March 31, 1997 were $734,000, compared with $596,000 for the same period last year. This increase was primarily due to personnel costs associated with the addition of internal scientists, as well as certain contract research expenses related to the Company's drug delivery technology. Although the Company's expenses related to Glylorin are expected to decrease significantly as Glaxo will be paying for most product development costs, Cellegy's research expenses are expected to increase during 1997 as preclinical and clinical trial activity associated with its other research programs increases and as it continues to focus on the identification and testing of compounds using the Company's drug delivery methods. In addition, testing of pharmaceutical and cosmeceutical product formulations are expected to continue to increase over the next several quarters. The Company plans to selectively add personnel in research and development in order to accomplish its goals.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1997 were $360,000, compared with $351,000 for the same period last year. The Company's general and administrative expenses are expected to increase in the future in support of its research and product commercialization efforts. The rate of increase in general and administrative expenses is expected to be less than the growth rate of research and development spending.

         Interest Income and Expense. Interest income for the three months ended March 31, 1997 was $79,000, compared with $68,000 for the same period last year. The additional interest income earned during the first quarter of 1997 was due to a higher investment balance during this period, compared with the same period last year, caused by proceeds from a preferred stock financing transaction completed in April 1996. Interest income is expected to decrease during 1997, in line with the anticipated reduction of cash balances associated with the Company's cash burn rate.

         Net Loss. The net loss applicable to common shareholders for the three months ended March 31, 1997 was $893,000 or $0.17 per share, compared with a net loss of $864,000 or $0.23 per share for the same period last year. The net loss for the first quarter of 1997 was impacted by two non-cash charges. Operating expenses for the first three months ended March 31, 1997 included $70,000 associated with the extension of certain stock option exercise periods. In addition, there was a non-cash preferred dividend charge of $26,000 due to an ongoing dividend rate of 8% associated with the issuance of convertible Series A Preferred Stock. Excluding these non-cash expenses, the net loss was $797,000.

Liquidity and Capital Resources

         The Company has experienced net losses and negative cash flow from operations each year since its inception. Through March 31, 1997 the Company had incurred a cumulative net loss applicable to common shareholders of $15.8 million and had consumed cash from operations of $13.1 million. Prior to the completion of its initial public offering, the Company had financed its operations primarily from sales of debt and equity securities, raising net proceeds of approximately $7.3 million. Subsequently the Company raised approximately $6.5 million in net proceeds from its initial public offering in August 1995, followed by approximately $6.8 million in net proceeds from a preferred stock financing in April 1996.

         The Company's cash and investments were $6.4 million at March 31, 1997, compared with $7.3 million at December 31, 1996. The decrease of $0.9 million during the first three months of 1997 was principally due to net cash used in operating activities.

         The Company's future expenditures and capital requirements will depend on numerous factors, but will mainly be affected by the progress of its research and development programs, its preclinical and clinical testing, and its ability to complete additional corporate partnership agreements. Although the Company expects to have cash inflow related to the Glaxo agreement, as well as the Orphan Drug grant, these funds are expected to cover only a portion of research and development expenses in 1997. The Company's cash needs are expected to continue to increase significantly over at least the next two years in order to fund the additional expenses the Company will incur as it expands its current research and development programs, particularly in the drug delivery, prescription, pharmaceutical, and cosmeceutical product areas, although the level of such cash needs will be affected by many factors, including any funding that may be received from third parties pursuant to license development in other agreements that the Company may enter into in the future, and the level of revenues, if any, from commercial sales of products.

         In the course of its development activities, the Company has incurred significant losses and expects to incur substantial additional development costs. As a result, the Company will require additional funds to fund operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for the Company to finance its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce, or eliminate some or all of its research and development activities, planned clinical trials, and administrative programs. Based upon the Company's current plan, the Company believes that its existing resources will satisfy its anticipated cash requirements through at least April 30, 1998.

Factors That May Affect Future Operating Results

         This Quarterly Report on Form 10-QSB and matters discussed herein, include forward looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. These forward looking statements concern matters that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward looking statements. Further, the Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report.

         The  factors   discussed  in  the  Company's  reports  filed  with  the
Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, especially under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating the Company's business and prospects.

         As of April 21, 1997, approximately 95% of the Series A Preferred Stock was converted into Common Stock. Based on the market price of the Common Stock at April 21, 1997, approximately 135,000 shares of Common Stock would be issuable upon conversion of the remaining Preferred Stock. While no assurances are possible, the Company believes that such conversions will not have a material impact on the market price of the Common Stock. However, larger blocks of other common shares, if sold, could have a negative impact on the market price of the Common Stock, particularly in light of the Company's low trading volume.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         None

         (b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CELLEGY PHARMACEUTICALS, INC.


Date:  April 30, 1997             /s/    K. Michael Forrest
                                  ----------------------------------------------
                                         K. Michael Forrest
                                         President and Chief Executive Officer


Date:  April 30, 1997             /s/    A. Richard Juelis
                                  ----------------------------------------------
                                         A. Richard Juelis
                                         Vice President, Finance and
                                         Chief Financial Officer