Form 10QSB
period 1997-06-30
CELLEGY PHARMACEUTICALS INC
filed 1997-07-31
CIK 887247

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

The number of shares outstanding of the registrant's common stock at July 24, 1997 was 7,490,761.

                          CELLEGY PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB

                                                                                 Page
                                                                                 ----
PART   I     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Balance Sheets as of June 30, 1997 (unaudited)
             and December 31, 1996                                                 3

             Unaudited  Condensed  Statements of Operations  for the three months and six months ended June 30, 1997 and 1996, and the
             period from June 26, 1989 (inception) through June 30, 1997           4

             Unaudited  Condensed  Statements  of Cash  Flows  for the six
             months ended June 30, 1997 and 1996, and the period from
             June 26, 1989 (inception) through June 30, 1997                       5

             Notes to Condensed Financial Statements                               7

Item 2.      Management's Discussion and Analysis or Plan of Operation             9

PART   II    OTHER INFORMATION

Item 1.      Legal Proceedings                                                    14

Item 2.      Changes in Securities                                                14

Item 3.      Defaults Upon Senior Securities                                      14

Item 4.      Submission of Matters to a Vote of Security Holders                  14

Item 5.      Other Information                                                    15

Item 6.      Exhibits and Reports on Form 8-K                                     15

Signature(s)                                                                      16

                                                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development-stage company)
                                                      Condensed Balance Sheets
                                           (Amounts in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                          June 30, 1997         December 31, 1996
                                                                                          -------------         -----------------
                                                                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                  $  2,679              $     36
   Short-term investments                                                                        3,005                 5,256
   Other current assets                                                                            216                   351
                                                                                              --------              --------
      Total current assets                                                                       5,900                 5,643

Property and equipment, net                                                                         19                    31
Long-term investments                                                                             --                   2,022
                                                                                              --------              --------
                                                                                              $  5,919              $  7,696
                                                                                              ========              ========

Liabilities and Shareholders' Equity
   0Current liabilities:
   Accounts payable and accrued liabilities                                                   $    111              $    270
   Accrued research fees                                                                          --                      21
   Accrued compensation and related expenses                                                        24                    18
                                                                                              --------              --------
      Total current liabilities                                                                    135                   309


Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;
   Series A convertible preferred stock; 1,100 shares designated;
   25 shares issued and outstanding at June 30, 1997, and 195
   shares issued and outstanding at December 31, 1996                                              225                 2,161
Common stock, no par value; 20,000,000 shares authorized;
   5,879,115 shares issued and outstanding at June 30, 1997,
   and 5,152,752 shares issued and outstanding at December 31,
   1996                                                                                         22,296                20,141
Unrealized gain on investments                                                                       5                    22
Deficit accumulated during the development stage                                               (16,742)              (14,937)
                                                                                              --------              --------
      Total shareholders' equity                                                                 5,784                 7,387
                                                                                              --------              --------
                                                                                              $  5,919              $  7,696
                                                                                              ========              ========




                        The accompanying notes are an integral part of these condensed financial statements.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development-stage company)
                                                 Condensed Statements of Operations
                                                             (Unaudited)
                                          (Amounts in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Period from
                                                                                                                    June 26, 1989
                                                             Three Months Ended              Six Months Ended    (inception) through
                                                                    June 30,                      June 30,            June 30, 1997
                                                           ------------------------------------------------------------------------
                                                             1997            1996            1997            1996
                                                           --------        --------        --------        --------
Revenues:
   Licensing and contract revenue from
      affiliate                                            $   --          $   --          $   --          $     15        $  1,145
   Licensing, milestone and development
      funding                                                   123            --               218            --               778
      Government grants                                          47            --               100            --               174
                                                           --------        --------        --------        --------        --------
      Total revenues                                            170            --               318              15           2,097

Operating expenses:
   Research and development                                     803             597           1,537           1,193          10,659
   General and administrative                                   376             432             736             783           6,918
                                                           --------        --------        --------        --------        --------
      Total operating expenses                                1,179           1,029           2,273           1,976          17,577
                                                           --------        --------        --------        --------        --------

      Operating loss                                         (1,009)         (1,029)         (1,955)         (1,961)        (15,480)

Interest expense                                               --              --              --              --              (864)
Interest income and other, net                                  104              37             183             105           1,049
                                                           --------        --------        --------        --------        --------

      Net loss                                                 (905)           (992)         (1,772)         (1,856)        (15,295)
Non-cash preferred dividends                                      7           1,253              33           1,253           1,447
                                                           --------        --------        --------        --------        --------

      Net loss applicable to common
         shareholders                                      $   (912)       $ (2,245)       $ (1,805)       $ (3,109)       $(16,742)
                                                           ========        ========        ========        ========        ========

Net loss per share applicable to
   common shareholders                                     $  (0.16)       $  (0.58)       $  (0.32)       $  (0.81)
                                                           ========        ========        ========        ========

Shares used in calculation of net loss
   per share applicable to common
   shareholders                                               5,738           3,876           5,559           3,856
                                                           ========        ========        ========        ========

                        The accompanying notes are an integral part of these condensed financial statements.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development-stage company)
                                                 Condensed Statements of Cash Flows
                                                             (Unaudited)
                                                       (Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Period from
                                                                                                                     June 26, 1989
                                                                                     Six Months Ended            (inception) through
                                                                                          June 30,                   June 30, 1997
                                                                                 --------------------------------------------------
                                                                                   1997                 1996
                                                                                 --------             --------
Operating activities
Net loss                                                                         $ (1,772)            $ (1,856)            $(15,295)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                       12                   14                  258
   Compensation expense related to the
      extension of option exercise periods                                             70                   34                  338
   Loss on sale of property and equipment                                            --                   --                      4
   Amortization of discount on notes payable
      and deferred financing costs                                                   --                   --                    568
   Issuance of common shares for services                                            --                   --                     24
   Issuance of Series A convertible preferred
      stock for services rendered                                                    --                   --                     73
   Issuance of Series A convertible preferred
      stock for interest                                                             --                   --                     68
   Issuance of Series A convertible preferred
      stock for license agreement                                                    --                   --                    100
Changes in operating assets and liabilities:
   Other current assets                                                               135                   12                 (216)
   Accounts payable and accrued liabilities                                          (159)                 (10)                 111
   Accrued research fees                                                              (21)                --                   --
   Accrued compensation and related expenses                                            6                 (143)                  24
   Deferred revenue                                                                  --                   --                   --
                                                                                 --------             --------             --------

Net cash used in operating activities                                              (1,729)              (1,949)             (13,943)

Investing activities
Purchase of property and equipment                                                   --                     (8)                (173)
Purchases of investments                                                           (1,000)              (5,591)             (17,623)
Sales and maturities of investments                                                 5,256                 --                 14,623
                                                                                 --------             --------             --------

Net cash provided by (used in)
   investing activities                                                             4,256               (5,599)              (3,173)


                                                      (continued on next page)

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development-stage company)
                                           Condensed Statements of Cash Flows (continued)
                                                             (Unaudited)
                                                       (Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Period from
                                                                                                                   June 26, 1989
                                                                                        Six Months Ended        (inception) through
                                                                                             June 30,               June 30, 1997
                                                                                   ------------------------------------------------
                                                                                     1997                1996
                                                                                   ---------           --------
Financing activities
Proceeds from notes payable                                                        $    --             $   --              $  3,548
Repayment of notes payable                                                              --                 --                (2,111)
Net proceeds from the issuance of common stock                                           116                 12               6,680
Repurchase of common stock                                                              --                 --                  --
Issuance of convertible preferred stock, net of
   issuance costs                                                                       --                6,753              11,758
Deferred financing costs
                                                                                        --                 --                   (80)
                                                                                   ---------           --------            --------

Net cash provided by financing activities                                                116              6,765              19,795

Net increase (decrease) in cash and
   cash equivalents                                                                    2,643               (783)              2,679
Cash and cash equivalents,
   beginning of period                                                                    36              2,320                --
                                                                                   ---------           --------            --------

Cash and cash equivalents, end of period                                           $   2,679           $  1,537            $  2,679
                                                                                   =========           ========            ========

Supplemental disclosure of non-cash transactions:

Conversion of preferred stock to
   common stock                                                                    $   1,969           $   --              $ 13,480
                                                                                   =========           ========            ========

Issuance of common stock for notes payable                                         $    --             $   --              $    268
                                                                                   =========           ========            ========

Issuance of warrants in connection with
   notes payable financing                                                         $    --             $   --              $    487
                                                                                   =========           ========            ========

Issuance of Series A convertible preferred
   stock for notes payable                                                         $    --             $   --              $  1,153
                                                                                   =========           ========            ========

Issuance of Series B convertible preferred
   stock for notes payable                                                         $    --             $   --              $    115
                                                                                   =========           ========            ========

Issuance of common stock for Pacific
   Pharmaceuticals, Inc.                                                           $    --             $   --              $      9
                                                                                   =========           ========            ========

                        The accompanying notes are an integral part of these condensed financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)
                     Notes to Condensed Financial Statements


Note 1.   -   Basis of Presentation

     The accompanying unaudited condensed balance sheets as of June 30, 1997 and December 31, 1996, the unaudited condensed statements of operations for the three months and six months ended June 30, 1997 and 1996, and the unaudited condensed statements of cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the periods presented.

     Operating results for the six months and three months ended June 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


Note 2.   -   Net Loss Per Share

     Net loss per share applicable to common shareholders is computed using the weighted average number of shares of Common Stock outstanding. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At the time of the adoption, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. This change will have no impact on the net loss per share for the six months and three months ended June 30, 1997 and June 30, 1996, respectively.

Note 3.   -   Comprehensive Income

     The Company intends to adopt Statement of Accounting Standards No. 130, "Reporting Comprehensive Income", in its first quarter of 1998 interim financial statements. The new standard is not expected to have a material affect on the Company's financial position or results of operations.


Note 4.   -   Subsequent Events

     On July 23, 1997 the Company completed a $3.8 million private placement of approximately 1.5 million shares of Common Stock. Pursuant to the agreement relating to the placement, the Company has agreed to file a Form S-3 registration statement to register for resale the Common Stock issued in the placement transaction. The Company intends to use the funds raised as a result of this private placement to support Cellegy's product development and commercialization plans.

     On July 23, 1997 the Company announced that it had reacquired rights to skin repair technology previously licensed to Neutrogena Corporation, a subsidiary of Johnson & Johnson, in April 1992. Cellegy may use this technology to enhance certain products currently under development. If successfully developed, the Company may seek to have these products marketed by pharmaceutical companies and consumer products companies focusing on skin care.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Company commenced operations in 1989 to engage in the research, development and commercialization of proprietary products. Cellegy is currently developing prescription drugs and cosmeceutical products based upon its patented topical and transdermal delivery technologies. The Company's first prescription drug, Glylorin(TM), has been licensed to Glaxo Wellcome and is nearing completion of Phase III clinical trials, the last testing phase required by the Food and Drug Administration before marketing approval of a drug in the United States may be sought. In addition to Glylorin, Cellegy is simultaneously testing and developing several prescription drugs including a transdermal testosterone gel and a line of non-prescription anti-wrinkling products.

     Cellegy's knowledge of the physical and biochemical properties of the skin has permitted development of transdermal technologies including "PERMEATE", a patented technology which, based on preclinical studies to date, appears capable of delivering an expanded number of drugs, including those of larger molecular size, into or through the skin with greater precision and less irritation than competing approaches; and "DIRMs(TM)" (Dermal Inflammatory Response Modulators), a technology which employs dermal inflammatory response modulators that are intended to eliminate or reduce the inflammation and allergic reactions produced when irritating or allergenic substances come into contact with the skin.

     Since its inception, the Company has engaged entirely in research and development activities, and intends to continue research and development of its drug delivery systems, and the preclinical and clinical testing of its pharmaceutical and cosmeceutical products.

General

     In July 1997, the Company completed a $3.8 million private placement of approximately 1.5 million shares of Common Stock to a group of investors including the Tisch family, the Biotechnology Value Fund, two other sophisticated investors and Cellegy's Chief Executive Officer. The Company intends to use the funds raised from this private placement to support Cellegy's product development and commercialization plans.

     In July 1997, the Company reacquired rights to skin repair technology previously licensed to Neutrogena Corporation, a subsidiary of Johnson & Johnson, in April 1992. Cellegy may use this technology to enhance certain products currently under development. If successfully developed, the Company may seek to have these products marketed by pharmaceutical companies and consumer products companies focusing on skin care.

     In June 1997, the Company announced that it had identified and isolated a series of molecules which, when applied topically, reduce inflammation and allergic reactions caused by a wide range of irritating and allergenic drugs. Cellegy has labeled the isolated molecules as DIRMs. The Company is planning to incorporate this new technology in its transdermal testosterone gel product under development, which is expected to deliver a therapeutic dose of the male sex hormone via a once-daily application to a small area of the skin.

     In June 1997, the Company commenced clinical testing of a product designed to reduce the appearance of fine lines and wrinkles occurring in photodamaged and aging skin. The product being tested is formulated with certain of the Company's proprietary DIRMs.

     In November 1996, the Company entered into a licensing agreement with Glaxo Wellcome, Inc. ("Glaxo") for Cellegy's first prescription dermatologic drug, Glylorin. The license agreement provides for milestone payments, certain development funding and royalty payments on net sales assuming successful completion of product development and market launch.

     In September 1996, the Company received an Orphan Drug grant from the United States Food and Drug Administration to cover certain of the Company's Phase III study costs for Glylorin over a two year period beginning September 30, 1996.

Results of Operations

     Revenues. The Company recorded revenues of $318,000 for the six months ended June 30, 1997, compared with revenues of $15,000 for the same period last year. Revenues for the six months ended June 30, 1997, consisted of approximately $218,000 associated with the Glaxo license agreement and $100,000 from the Orphan Drug grant. Revenues of $15,000 for the six months ended June 30, 1996 were associated with a license agreement with Neutrogena Corporation. For the three months ended June 30, 1997, the Company recorded revenues of $170,000. No revenues were recorded for the three months ended June 30, 1996. The Company expects to receive additional funding from Glaxo over the next several quarters and is pursuing other licensing and product supply agreements which, if entered into, may result in additional contract revenues or product sales in 1997. There can be no assurances regarding when, or if, such revenues will occur.

     Research and Development Expenses. Research and development expenses were $1,537,000 for the six months ended June 30, 1997, compared with $1,193,000 for the same period last year. The Company incurred research and development expenses of $803,000 and $597,000 for the three months ended June 30, 1997 and 1996, respectively. These increases were primarily due to personnel costs associated with the addition of scientific personnel, as well as certain contract research expenses related to the Company's drug delivery technologies. Cellegy's research expenses are expected to increase during 1997 and 1998 as preclinical and clinical trial activity associated with its testosterone and anti-wrinkling programs increases and as it continues to focus on the identification and testing of compounds using the Company's drug delivery methods. The Company plans to selectively add personnel in research and development in order to accomplish its goals.

     General and Administrative Expenses. General and administrative expenses were $736,000 for the six months ended June 30, 1997, a decrease from $783,000 for the same period last year. General and administrative expenses decreased to $376,000 from $432,000 for the three months ended June 30, 1997 compared with the three months ended June 30, 1996. The Company's general and administrative expenses are expected to increase in the future in support of its research and product commercialization efforts. However, the rate of increase in general and administrative expenses is expected to be less than the growth rate of research and development spending.

     Interest Income and Expense. Interest income was $183,000 for the six months ended June 30, 1997, compared with $105,000 for the same period last year. Interest income was $104,000 and $37,000 for the three months ended June 30, 1997 and 1996, respectively. The additional interest income earned during 1997 was due to higher investment balances during the comparative periods.

     Net Loss. The net loss applicable to common shareholders was $1,805,000 or $0.32 per share for the six months ended June 30, 1997, compared with $3,109,000 or $0.81 per share for the same period last year. The Company's net loss applicable to common shareholders was $912,000 or $0.16 per share and $2,245,000 or $0.58 per share for the three months ended June 30, 1997 and 1996, respectively. The Company's net loss during the second quarter of 1996 was impacted by significant non-cash preferred dividends reflecting the 15% discount to the common stock variable conversion price of the Series A preferred stock and the 8% per annum mandatory preferred dividends of the Series A preferred stock associated with the issuance of convertible Series A Preferred Stock, in accordance with SEC rules and regulations. The impact of these dividends was $33,000 and $1,253,000 for the six months ended June 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

     The Company has experienced net losses and negative cash flow from operations each year since its inception. Through June 30, 1997 the Company had incurred an accumulated deficit of $16.7 million and had consumed cash from operations of $13.9 million. The Company raised approximately $6.5 million in net proceeds from its initial public offering in August 1995 and approximately $6.8 million in net proceeds from a preferred stock financing in April 1996. After the closing of the quarter, the Company raised approximately $3.8 million in a private placement of Common Stock on July 23, 1997.

     The Company's cash and investments were $5.7 million at June 30, 1997, compared with $7.3 million at December 31, 1996. The decrease of $1.6 million during the first six months of 1997 was principally due to net cash used in operating activities. Including the private placement, completed in July 1997, the Company's cash and investments were approximately $9.2 million at July 24, 1997.

     The Company's future expenditures and capital requirements will depend on numerous factors, but will mainly be affected by the progress of its research and development programs, its preclinical and clinical testing, and its ability to complete additional corporate partnership agreements. The Company's cash needs are expected to continue to increase significantly over at least the next two years in order to fund the additional expenses the Company will incur as it expands its current research and development programs, particularly in the drug delivery, prescription pharmaceutical, and cosmeceutical product areas, although the level of such cash needs will be affected by many factors, including any funding that may be received from third parties pursuant to license, development or other agreements that the Company may enter into in the future, and the level of revenues, if any, from commercial sales of products.

     In the course of its development activities, the Company has incurred significant losses and expects to incur substantial additional development costs. As a result, the Company will require additional funds to finance operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for the Company to finance its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce, or eliminate some or all of its research and development activities, planned clinical trials, and administrative programs. Based upon the Company's current research and development plan and including the $3.8 million received as a result of the private placement in July 1997, the Company believes that its existing resources will satisfy its anticipated cash requirements through at least December 31, 1998.

Factors That May Affect Future Operating Results

     This Quarterly Report on Form 10-QSB, includes forward looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. These forward looking statements concern matters that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward looking statements. Further, the Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report.

     The factors discussed in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, especially under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating the Company's business and prospects.

     As of July 24, 1997, 99% of the Series A Preferred Stock was converted into Common Stock. Based on the market price of the Common Stock at July 24, 1997, approximately 42,600 shares of Common Stock would have been issuable if the remaining outstanding shares of Preferred Stock had been converted on that date. While no assurances are possible, the Company believes that such conversions will not have a material impact on the market price of the Common Stock. However, larger blocks of other common shares, if sold, could have a negative impact on the market price of the Common Stock, particularly in light of the Company's low trading volume.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None


Item 2.  Changes in Securities

     As described in Note 4 above, the Company completed a $3,850,003 private placement of 1,547,826 shares of Common Stock in July 1997. No underwriting discounts or placement fees were paid. The securities were sold in reliance on the exemptions provided under Paragraph 4(2) of the Securities Act of 1933, and under Rule 505 of Regulation D, in light of the small number and sophistication of the purchasers.


Item 3.  Defaults Upon Senior Securities

     None


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders, held on June 5, 1997, four matters were submitted to vote of the shareholders: (i) the election of directors; (ii) certain amendments to the Company's 1995 Equity Incentive Plan (the "Plan"); (iii) certain amendments to the Company's 1995 Directors' Stock Option Plan (the "Directors Plan"); and (iv) the ratification of the appointment of Ernst & Young LLP as the Company's accountants for the fiscal year ending December 31, 1997.

     (i) With  respect to the  election of  directors,  the  following  nominees
(constituting of all nominees for election by the Company) were elected by the votes indicated:

Nominee                           Votes                     Votes Withheld
-------                           -----                     --------------
Jack L. Bowman                  5,081,936                      44,200
Denis R. Buger, Ph.D.           5,081,936                      44,200
Peter M. Elias, M.D.            4,942,910                     183,026

K. Michael Forrest              5,081,736                      44,200
Tobi B. Klar, M.D.              5,081,936                      44,200
Alan A. Steigrod                5,081,936                      44,200
Carl R. Thornfeldt, M.D.        4,942,910                     183,026
Larry J. Wells                  5,081,936                      44,200

     (ii) With respect to the amendment of the Plan, 2,931,046 shares voted in favor, 215,239 shares voted against, and 1,979,651 shares were withheld or not voted.

     (iii) With respect to the amendment of the Directors Plan, 3,120,731 shares voted in favor, 352,961 shares voted against, and 1,652,244 shares were withheld or not voted.

     (iv) With respect to the ratification of Ernst & Young LLP as the Company's auditors, 5,084,671 shares voted in favor, 14,575 shares voted against, and 26,690 shares were withheld or not voted.


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CELLEGY PHARMACEUTICALS, INC.


Date:  July 31, 1997                      /s/    K. Michael Forrest
                                          --------------------------------------
                                                 K. Michael Forrest
                                                 President and Chief Executive
                                                 Officer


Date:  July 31, 1997                      /s/    A. Richard Juelis
                                          --------------------------------------
                                                 A. Richard Juelis
                                                 Vice President, Finance and
                                                 Chief Financial Officer