Form 10QSB
period 1997-09-30
CELLEGY PHARMACEUTICALS INC
filed 1997-10-16
CIK 887247

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

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

                                 (650) 524-1600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----     -------

The number of shares outstanding of the registrant's common stock at October 10, 1997 was 7,594,959.

                          CELLEGY PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB

                                                                            Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 1997
         (unaudited) and December 31, 1996                                     3

         Unaudited  Condensed  Statements of Operations  for the three months and nine months ended September 30, 1997 and 1996, and the period from June 26, 1989 (inception) through
         September 30, 1997                                                    4

         Unaudited  Condensed  Statements  of Cash  Flows for the nine months ended September 30, 1997 and 1996, and the period
         from June 26, 1989 (inception) through September 30, 1997             5

         Notes to Condensed Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
                                                                               8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities                                                11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     11

Signature(s)                                                                  12



                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                           Cellegy Pharmaceuticals, Inc.
                                           (a development-stage company)
                                             Condensed Balance Sheets
                                         thousands, except per share amounts)


                                                                     September 30, 1997          December 31, 1996
                                                                     ------------------          -----------------
                                                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                $     1,338              $          36
   Short-term investments                                                         4,975                      5,256
   Other current assets                                                             448                        351
                                                                            -----------              -------------
      Total current assets                                                        6,761                      5,643

Property and equipment, net                                                          16                         31
Long-term investments                                                             3,064                      2,022
                                                                            -----------              -------------
                                                                            $     9,841                $     7,696
                                                                            ===========             ==============

Liabilities and Shareholders' Equity Current liabilities:
   Accounts payable and accrued liabilities                                $        182               $        270
   Deferred revenue                                                                 500                        ---
   Accrued research fees                                                             21                         21
   Accrued compensation and related expenses                                         24                         18
                                                                            -----------              -------------
      Total current liabilities                                                     727                        309


Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized:
   Series A convertible preferred stock; 1,100 shares designated;
   no shares issued and outstanding at September 30, 1997, and
   195 shares issued and outstanding at December 31, 1996                           ---                      2,161
Common stock, no par value; 20,000,000 shares authorized:
   7,594,959 shares issued and outstanding at September 30, 1997, and 5,152,752 shares issued and outstanding at December 31,
   1996                                                                          26,497                     20,141
Unrealized gain on investments                                                       48                         22
Deficit accumulated during the development stage                                (17,431)                   (14,937)
                                                                            -----------              -------------
      Total shareholders' equity                                                  9,114                      7,387
                                                                            -----------              -------------
                                                                            $     9,841                $     7,696
                                                                            ===========              =============

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

                                                                                                            Period from
                                                                                                           June 26, 1989
                                                    Three Months Ended        Nine Months Ended         (inception) through
                                                      September 30,             September 30,           September 30, 1997
                                                 ------------------------- ------------------------- --------------------------
                                                      1997       1996          1997         1996
                                                      ----       ----         ----          ----

 Revenues:
   Licensing and contract revenue from
   affiliate                                       $    --      $  --      $     --    $     15    $  1,145
   Licensing, milestone and development
      funding                                          299         --           517          --       1,077
   Government grants                                    26         --           126          --         200
                                                   --------    -------      --------    --------    --------
      Total revenues                                   325         --           643          15       2,422

Operating expenses:
   Research and development                            852        673         2,389       1,866      11,511
   General and administrative                          330        387         1,066       1,171       7,248
                                                  --------    -------      --------    --------    --------
      Total operating expenses                       1,182      1,060         3,455       3,037      18,759

      Operating loss                                  (857)    (1,060)       (2,812)     (3,022)    (16,337)

Interest expense                                        --         --            --         --         (864)
Interest income and other, net                         170        166           354         271       1,219
                                                  --------    -------      --------    --------    --------


      Net loss                                        (687)      (894)       (2,459)     (2,751)    (15,982)
Non-cash preferred dividends                             2         35           115       1,368       1,449
                                                  --------    -------      --------    --------    --------

      Net loss applicable to common
         shareholders                             $   (689)   $(1,009)     $ (2,493)   $ (4,119)   $(17,431)
                                                  ========    =======      ========    ========    ========

Net loss per share applicable to
   common shareholders                            $  (0.10)   $ (0.23)     $  (0.41)   $  (1.02)
                                                  ========    =======      ========    ========

Shares used in calculation of net loss
   per share applicable to common
   shareholders                                      7,112      4,438         6,076       4,050
                                                  ========    =======      ========    ========


The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.

                                       4



                                           Cellegy Pharmaceuticals, Inc.
                                           (a development-stage company)
                                        Condensed Statements of Cash Flows
                                                    (Unaudited)
                                              (Amounts in thousands)

                                                                                                  Period from
                                                                                                 June 26, 1989
                                                                 Nine Months Ended            (inception) through
                                                                   September 30,              September 30, 1997
                                                            ------------------------------ --------------------------
                                                             1997             1996
                                                             ----             ----
Operating activities
Net loss                                                   $   (2,459)        $(2,750)           $   (15,982)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                   15              29                    262
   Compensation expense related to the
      extension of option exercise periods                         70              34                    338
   Loss on sale of property and equipment                         ---             ---                      4
   Amortization of discount on notes payable
      and deferred financing costs                                ---             ---                    568
   Issuance of common shares for services                         ---             ---                     24
   Issuance of Series A convertible preferred
      stock for services rendered                                 ---             ---                     73
   Issuance of Series A convertible preferred
      stock for interest                                          ---             ---                     68
   Issuance of Series A convertible preferred
      stock for license agreement                                 ---             ---                    100
Changes in operating assets and liabilities:
   Other current assets                                          (97)            (169)                  (448)
   Accounts payable and accrued liabilities                      (88)             (61)                   182
   Accrued research fees                                         ---              ---                     21
   Accrued compensation and related expenses                       6             (159)                    24
   Deferred revenue                                              500              ---                    500
                                                          ----------          -------             ----------
Net cash used in operating activities                         (2,053)          (3,076)               (14,266)

Investing activities
Purchase of property and equipment                               ---               (8)                  (173)
Purchases of investments                                      (6,990)          (5,626)               (23,613)
Sales and maturities of investments                            6,256              220                 15,623
                                                           ----------         -------            -----------
Net cash used in
   investing activities                                         (734)          (5,414)                (8,163)



                            (continued on next page)


                                           Cellegy Pharmaceuticals, Inc.
                                           (a development-stage company)
                                  Condensed Statements of Cash Flows (continued)
                                                    (Unaudited)
                                              (Amounts in thousands)

                                                                                               Period from
                                                                                              June 26, 1989
                                                               Nine Months Ended           (inception) through
                                                                 September 30,             September 30, 1997
                                                         ------------------------------- ------------------------
                                                            1997           1996
                                                            ----           ----
Financing activities
Proceeds from notes payable                              $    ---      $     ---         $   3,547
Repayment of notes payable                                    ---            ---            (2,111)
Net proceeds from the issuance of common stock              4,089             16            10,653
Repurchase of common stock                                    ---            ---               ---
Issuance of convertible preferred stock, net of
   issuance costs                                             ---          6,753            11,758
Deferred financing costs                                      ---            ---               (80)
                                                         --------       --------         ---------
Net cash provided by financing activities                   4,089          6,769            23,767

Net increase (decrease) in cash and
   cash equivalents                                         1,302         (1,721)            1,338
Cash and cash equivalents,
   beginning of period                                         36          2,320               ---
                                                         --------       --------         ---------

Cash and cash equivalents, end of period                 $  1,338       $    599         $   1,338
                                                         ========       ========         =========

Supplemental disclosure of non-cash transactions:

Conversion of preferred stock to
   common stock                                          $  2,196       $  5,498         $  14,715
                                                         ========       ========         =========

Issuance of common stock for notes payable               $              $                $     268
                                                         ========       ========         =========

Issuance of warrants in connection with
   notes payable financing                               $              $                $     487
                                                         ========       ========         =========

Issuance of Series A convertible preferred
   stock for notes payable                               $              $                $   1,153
                                                         ========       ========          ========

Issuance of Series B convertible preferred
   stock for notes payable                               $              $                $     115
                                                         ========       ========         =========

Issuance of common stock for Pacific
   Pharmaceuticals, Inc.                                 $              $                $       9
                                                         ========       ========         =========


The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.

                                       6

                          Cellegy Pharmaceuticals, Inc.
                          (a development-stage company)
                     Notes to Condensed Financial Statements

Note 1.   -   Basis of Presentation

         The accompanying unaudited condensed balance sheet as of September 30, 1997, the audited condensed balance sheet as of December 31, 1996, the unaudited condensed statements of operations for the three months and nine months ended September 30, 1997 and 1996, and the unaudited condensed statements of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the periods presented.

         Operating results for the nine months and three months ended September 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

Note 2.   -   Net Loss Per Share

         Net loss per share applicable to common shareholders is computed using the weighted average number of shares of Common Stock outstanding. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At the time of the adoption, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. This change will have no impact on the net loss per share for the nine months and three months ended September 30, 1997 and September 30, 1996, respectively.

Note 3.   -   Common Stock Private Placement

         On July 23, 1997, the Company completed a $3,850,003 private placement of 1,547,827 shares of common stock. The purchase price for all investors, except the Company's chief executive officer, was $2.375 per share. The purchase price for the shares purchased by the Company's chief executive officer in the private placement was $2.875 per share, which is equal to the closing price of the common stock on the Nasdaq SmallCap Market on the date immediately preceding the closing date.

Note 4.   -   Comprehensive Income

         The Company intends to adopt Statement of Accounting Standards No. 130, "Reporting Comprehensive Income", in its first quarter of 1998 interim financial statements. The new standard is not expected to have a material affect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Cellegy Pharmaceuticals is a biopharmaceutical company engaged in the development of prescription drugs and cosmeceuticals to address a variety of diseases and conditions utilizing its patented transdermal and topical drug delivery technologies. Cellegy's first prescription drug, GlylorinTM, is a novel treatment for certain forms of ichthyosis, a family of incurable skin diseases. Glylorin has been licensed by Cellegy to Glaxo Wellcome Inc. ("Glaxo") and is currently in Phase III clinical trials in the United States. Cellegy is also evaluating several prescription drugs including a transdermal testosterone gel and a line of anti-wrinkling cosmeceutical products.

         Since its inception in 1989, the Company has engaged entirely in research and development activities, and intends to continue research and development of its drug delivery systems, and the preclinical and clinical testing of its pharmaceutical and cosmeceutical products.

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

         In November 1996, the Company entered into a licensing agreement with Glaxo for Cellegy's first prescription dermatologic drug, Glylorin. The license agreement provides for milestone payments, certain development funding and royalty payments on net sales assuming successful completion of product development and market launch.

         In September 1996, the Company received an Orphan Drug grant from the United States Food and Drug Administration ("FDA") to cover certain of the Company's Phase III study costs for Glylorin over a two year period.

Results of Operations

         Revenues. The Company had revenues of $643,000 for the nine months ended September 30, 1997, compared with revenues of $15,000 for the same period last year. Revenues for the nine months ended September 30, 1997 consisted of approximately $442,000 for development funding associated with the Glaxo license agreement, $126,000 from the FDA Orphan Drug grant and $75,000 from Neutrogena Corporation for the reimbursement of certain patent expenses incurred by Cellegy related to the Neutrogena licensing agreement. Revenues of $15,000 for the nine months ended September 30, 1996 were associated with the Neutrogena licensing agreement. For the three months ended September 30, 1997, the Company had revenues of $325,000. No revenues were recorded for the three months ended September 30, 1996. The Company expects to receive additional development funding and milestones from Glaxo over the next several quarters and is pursuing other licensing and product supply agreements which, if entered into, may result in additional contract revenues or product sales. There can be no assurances regarding when, or if, such revenues will occur.

         Research and Development Expenses. Research and development expenses were $2,389,000 for the nine months ended September 30, 1997, compared with $1,866,000 for the same period last year. The Company incurred research and development expenses of $852,000 and $673,000 for the three months ended September 30, 1997 and 1996, respectively. These increases were primarily due to salary costs associated with the addition of scientific personnel, as well as increased contract research expenses. Cellegy's research expenses are expected to increase during the fourth quarter of 1997 and throughout 1998 as preclinical
and  clinical   trial   activities   associated
with its testosterone and anti-wrinkling programs increase and as it continues to focus on the identification and testing of compounds using the Company's drug delivery methods. The Company plans to selectively add personnel in research and development in order to accomplish its goals.

         General and Administrative Expenses. General and administrative expenses were $1,066,000 for the nine months ended September 30, 1997, a decrease from $1,171,000 for the same period last year. General and administrative expenses decreased to $330,000 from $387,000 for the three months ended September 30, 1997 compared with the three months ended September 30, 1996. Higher expenses during the 1996 periods resulted primarily from administrative costs associated with the Series A Preferred Stock financing and subsequent preparation and filing of registration statements. The Company's general and administrative expenses are expected to increase in the future in support of its research and product commercialization efforts. However, the rate of increase in general and administrative expenses is expected to be less than the growth rate of research and development spending.

         Interest Income. Interest income was $354,000 for the nine months ended September 30, 1997, compared with $271,000 for the same period last year. Interest income was $170,000 and $166,000 for the three months ended September 30, 1997 and 1996, respectively. The additional interest income earned during 1997 was due to higher investment balances.

         Net Loss. The net loss applicable to common shareholders was $2,493,000 or $0.41 per share for the nine months ended September 30, 1997, compared with $4,119,000 or $1.02 per share for the same period last year. The Company's net loss applicable to common shareholders was $689,000 or $0.10 per share and $1,009,000 or $0.23 per share for the three months ended September 30, 1997 and 1996, respectively. The Company's net loss was impacted by significant non-cash preferred dividends reflecting the 15% discount to the common stock variable conversion price of the Series A Preferred Stock and the 8% per annum mandatory preferred dividends associated with the issuance of Series A Preferred Stock. The impact of these dividends was $35,000 and $1,368,000, for the nine months ended September 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

         The Company has experienced net losses and negative cash flow from operations each year since its inception. Through September 30, 1997 the Company had incurred an accumulated deficit of $17.4 million and had consumed cash from operations of $14.3 million. The Company raised approximately $6.5 million in net proceeds from its initial public offering in August 1995 and approximately $6.8 million in net proceeds from a preferred stock financing in April 1996. An additional $3.8 million were raised in a private placement of Common Stock in July 1997.

         The Company's cash and investments were $9.4 million at September 30, 1997, compared with $7.3 million at December 31, 1996. The increase of $2.1 million during the first nine months of 1997 was principally due to additional funds received in the private placement completed in July 1997, offset by net cash used in operating activities.

         The Company's operations to date have consumed substantial amounts of cash. The Company has no current source of significant ongoing revenues or capital beyond existing cash and investments and payments, if any, that may be received pursuant to existing licensing agreements with third parties. In order to complete the research and development and other activities necessary to commercialize its products, additional financing may be required. The Company's future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of its research and development programs, the progress and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing.

         In the course of its development activities, the Company has incurred significant losses and expects to incur substantial additional development costs. As a result, the Company will require additional funds to finance operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for the Company to finance its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs. The Company believes that available cash resources and the interest thereon will be adequate to satisfy its capital needs through at least December 31, 1998.

Factors That May Affect Future Operating Results

         This Quarterly Report on Form 10-QSB, includes forward-looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements concern matters that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements. Further, the Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

         The  factors   discussed  in  the  Company's  reports  filed  with  the
Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, especially under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating the Company's business and prospects.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         None

Item 2.           Changes in Securities

         As  described  in Note 3 above,  the  Company  completed  a  $3,850,003 private placement of 1,547,827 shares of Common Stock in July 1997. No underwriting discounts or placement fees were paid. The securities were sold in reliance on the exemptions provided under Paragraph 4(2) of the Securities Act of 1933, and under Rule 505 of Regulation D, in light of the small number and sophistication of the purchasers.

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

                                           CELLEGY PHARMACEUTICALS, INC.


Date:  October 16, 1997             /s/    K. Michael Forrest
                                   -------------------------------------
                                           K. Michael Forrest
                                           President and Chief Executive Officer


Date:  October 16, 1997            /s/    A. Richard Juelis
                                   ---------------------------------------------
                                          A. Richard Juelis
                                          Vice President, Finance and
                                          Chief Financial Officer