Form 10KSB
period 1997-12-31
CELLEGY PHARMACEUTICALS INC
filed 1998-03-31
CIK 887247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark one)
       X        Annual Report Pursuant to Section 13 or 15(d) of the  Securities
--------------  Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997
OR
                Transition  Report  Pursuant  to  Section  13  or  15(d) of  the
 -------------- Securities Exchange  Act of  1934 for the Transition Period from
                ____ to ____.

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

       Registrant's telephone number, including area code: (650) 524-1600


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

                         YES      X     NO
                               ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrant's revenues for the year ended December 31, 1997 were $827,695.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1998 was $60,734,333 (based on the closing price for the Common Stock on The Nasdaq Stock Market on such date). This calculation does not include a determination that persons are affiliates or non-affiliates for any other purpose.

The number of shares of Common Stock outstanding as of March 23, 1998 was 10,164,865.

                       Documents Incorporated By Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 28, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

      Transitional Small Business Disclosure Format (Check one): Yes     No XX
                                                                     ---   ----

                                     PART I

ITEM 1:           BUSINESS

Overview

     Cellegy Pharmaceuticals, Inc. ("Cellegy" or the "Company") is a biopharmaceutical company engaged in the development of prescription drugs and cosmeceuticals to address a variety of diseases and conditions utilizing its patented transdermal and topical delivery technologies. The Company was incorporated in California in 1989. Cellegy is developing several prescription drugs, including Anogesic(R), a nitroglycerin-based product for the treatment of anal fissures and hemorrhoids, and a transdermal testosterone gel for the treatment of hypogonadism, a condition that frequently results in lethargy and reduced libido in men above the age of 40. Cellegy's Glylorin(TM) is a novel treatment for certain forms of ichthyosis, a debilitating skin disease, as well as for other severe dry skin conditions. Glylorin has been licensed by Cellegy to Glaxo Wellcome Inc. ("Glaxo"), which is currently conducting clinical trials in the United States. In addition to its prescription drugs, Cellegy is testing and developing a line of non-prescription cosmeceutical products which the Company believes will reverse the signs of skin aging and address the skin care needs of an affluent and aging population.

     The Company's principal technologies consist of PERMEATE and CELLEDIRM. PERMEATE is a patented topical drug delivery system which has been found in preclinical evaluations to permit delivery of larger or insoluble drugs into the blood stream or into the skin itself. These drugs include peptides that the Company believes are not deliverable using alternative methods employed in currently approved transdermal systems. CELLEDIRM is a group of compounds identified by Cellegy's scientists which have been found in preclinical evaluations to reduce or eliminate irritation caused by many substances that come into contact with the skin. The Company's CELLEDIRM technology is being developed as an adjunct to the PERMEATE technology to mitigate skin irritation problems associated with transdermal drug delivery and to improve existing topically applied drugs and cosmeceutical products.

     The Company has not yet completed the development nor has it commercialized any of its products. In addition, the Company's business involves many risks and uncertainties that could affect the Company's future financial positions or results of operations. For further information regarding some of those factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results".

     This Annual Report includes forward-looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements concern matters that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements. The matters set forth below should be carefully considered when evaluating the Company's business and prospects.

Background

Skin Biology

     Cellegy's technologies and products have been developed based on an expert knowledge of the biology and physical function of the skin, particularly the epidermis. The epidermis is comprised mainly of cells known as keratinocytes that are continually regenerated and move toward the skin surface where they flatten, lose their nucleus, and become the outermost layer of the epidermis, the stratum corneum. The stratum corneum acts as a protective barrier against physical injuries and disease, and regulates the loss of moisture from the body. It consists of an array of flattened cells suspended in highly organized lipid structures, similar conceptually to a brick and mortar arrangement. Most importantly, these lipids regulate the permeability properties of the skin and, therefore, the movement of topically applied drugs into the body.

     In addition to its physical role as barrier, the epidermis is biologically active, capable of initiating a full inflammatory reaction (characterized by redness and swelling). Normally, this process is a protective reaction in response to various noxious stimuli such as sunlight, irritants or mechanical injury (i.e. abrasions and burns). The same reaction, however, can result following the topical application of many drugs.

     Similarly,   certain   dermatologic   diseases   can  also  be   linked  to
environmental influences. Psoriasis, for example, which is characterized by inflammation and accelerated growth of the epidermis, can sometimes be triggered by a simple cut or abrasion to the skin. Nonetheless, despite material differences in appearance and symptoms, this disease and the other inflammatory reactions described above all share fundamental similarities in the underlying biological processes mediated by the epidermis.

Core Technology

     Cellegy's focus on the biological functioning of the skin has permitted development of two novel technologies: (i) PERMEATE, which appears to be capable of enhancing the delivery of drugs applied to the skin for systemic delivery or for the treatment of local skin conditions, and (ii) CELLEDIRM, which appears to be capable of mitigating the irritation and inflammation caused when drugs, solvents and other substances come into contact with the skin.

PERMEATE Drug Delivery Technology

     PERMEATE is a patented technology which employs bioactive permeation enhancers to permit the passage of larger molecule drugs into or through the skin. This technology consists of a variety of methods to manipulate the three primary lipids which characterize the properties of the stratum corneum: cholesterol, ceramides and free fatty acids. Normal barrier function requires a specific critical ratio of these three lipids. The Company has shown that its newly identified enhancers can alter these lipid ratios to increase the permeability of the skin by inhibiting specific enzymes responsible for the synthesis of these lipids, or by inducing defects in the rigid lipid structures of the stratum corneum.

     Cellegy's PERMEATE system has the potential of being able to open the stratum corneum barrier wider than previously believed possible, and to keep it open longer than conventional solvent approaches. This has been found in preclinical studies to facilitate the permeation of larger or more insoluble drugs into the skin or into the bloodstream. Further, Cellegy's PERMEATE technology potentially enables transdermal delivery of such drugs without using energy dependent systems, such as iontophoresis, electroporation, ultrasound or laser. Cellegy's studies to date have also shown that these enhancers can exert their effect when formulated as topical creams or gels or in conventional transdermal patches.

     The Company's research findings include the evaluation of selected PERMEATE systems in conjunction with the following drugs: testosterone, vasopressin, luteinizing hormone releasing hormone ("LHRH"), lidocaine, cimetidine, hydrocortisone and caffeine. Experimental findings with these drugs indicated that in animal models PERMEATE was capable of delivering up to ten times more drug than attainable using conventional solvent approaches. Further, two of these compounds (LHRH and vasopressin), delivered using the Company's PERMEATE technology, are peptides which, to the Company's knowledge, have never before been delivered transdermally using conventional solvent technologies. The molecular weights of LHRH and vasopressin (approximately 1000 and 1200, respectively) are significantly greater than the molecular weights of drugs delivered using currently approved transdermal patches (no more than approximately 400 molecular weight).

CELLEDIRM Technology

     CELLEDIRM (Cellegy's Dermal Inflammatory Response Modulators) is a group of compounds identified by Cellegy's scientists that have been found to be capable of reducing the inflammation associated with the topical application of drugs, solvents or other physiologically active substances. These compounds consist of specially processed or purified excipients that have been shown in preclinical studies to significantly reduce skin inflammation following challenge with a number of irritating or allergenic substances.

     The Company has conducted a number of research studies investigating the utility of CELLEDIRM in mitigating the symptoms of skin inflammation. These compounds have been shown to reduce inflammation by up to 40% in animal models challenged with either a potent irritant or an allergen. These effects are comparable to those achieved with topical corticosteroids.

     The Company expects its proprietary CELLEDIRM technology to complement its PERMEATE drug delivery system and to provide a unique platform for the development of novel topical products which could benefit from the anti-inflammatory or anti-allergic activities of CELLEDIRM. Since the active ingredients within CELLEDIRM are either GRAS (generally regarded as safe) or used as excipients in various pharmaceutical or cosmetic products, the Company believes the use of these compounds will not lengthen the United States Food and Drug Administration ("FDA") review time of therapeutic drug products in which they are used. Accordingly, the Company plans to utilize these compounds in the near-term development of its testosterone and other prescription products.

Product Opportunities

Drug Delivery

     Transdermal delivery involves the topical administration of drugs to the skin for the treatment of systemic diseases or localized skin conditions, generally using patches. Transdermal delivery systems may offer significant advantages over many conventional oral dosage forms and most parenteral (injectable) dosage forms. Those advantages include increased convenience, less pain (compared to injections), improved patient compliance, and potentially reduced side effects. Transdermal delivery systems can also offer certain advantages to pharmaceutical companies, including brand extension, product differentiation and additional patent protection.

     Transdermal delivery has historically been limited to those drugs which are small in size, highly potent and can easily penetrate the skin due to their physical and chemical characteristics. Specifically, the Company believes that drugs with molecular weights larger than 400, or those drugs requiring daily doses greater than five milligrams or that are too lipid soluble, will be difficult to deliver transdermally. Although many companies have experimented with different transdermal drug delivery methods, they have enjoyed only limited success. Of all the prescription drugs in the United States, less than ten drugs are currently approved by the FDA for transdermal administration. Although reasonably successful compared with other non-oral routes of drug administration (for example, nasal, implants or liposomal-based systems), transdermal delivery has proved more difficult than initially anticipated.

     The principal reason for the limited number of transdermal products relates to irritation caused by solvents designed to ease the passage of drugs through the skin. These solvents dissolve the lipid-rich stratum corneum membranes, while many also damage the keratinocytes, permitting the passage of the therapeutic agent into the lower levels of the skin, where it can be absorbed into the bloodstream. However, the interaction of the solvents with the metabolically active stratum corneum and the resulting inflammatory responses have been greater than anticipated. Several currently marketed transdermal patches utilize these solvents with, in many cases, high incidence of adverse skin reactions.

     Recent efforts to expand the number and type of drugs delivered transdermally include the use of iontophoresis (mild electrical charges) or ultrasound waves in order to help drive the drug through the skin. While these approaches may prove successful for a few drugs, the Company believes that the resulting inflammatory skin reactions and higher product costs are likely to limit the use of these techniques.

     With the advent of biotechnology, the discovery and development of larger molecular size drugs (including proteins, peptides and oligonucleotides) has increased significantly. As many of these potentially breakthrough new drugs are amenable only to injectable administration, the Company believes that transdermal methods to deliver these products represent an increasingly large commercial opportunity. Cellegy's approach to this challenge has been to develop novel technologies which (i) do not rely on solvent permeation enhancers, (ii) increase the size of molecules deliverable through the skin and (iii) mitigate skin irritation.

Prescription Products

     Cellegy further seeks to capitalize on its knowledge of skin biology to develop treatments for serious and most common skin diseases. The Company plans to use its PERMEATE and CELLEDIRM technologies to develop products which it believes will provide significant advantages over existing therapeutics.

Consumer and Cosmeceutical Products

     Cellegy researchers are developing consumer and cosmeceutical products that fortify the protective function of the skin barrier and may improve the skin's ability to protect against environmental and occupational skin damage, thus preventing and/or reversing the signs of aging. Studies conducted to date by Cellegy and its collaborators suggest that these products may help alleviate inflamed skin conditions, as well as help reverse signs of photoaging, including pigmentation and wrinkling.

Products Under Development

Prescription Topical Products

Glylorin

     Glylorin is a product developed by Dr. Carl Thornfeldt, Cellegy's founder and Chairman. The product is being developed for skin conditions which range from mild to severe, including congenital primary ichthyosis ("CPI"), ichthyoses vulgaris ("IV") and seborrheic dermatitis. After successfully completing Phase II clinical trials and commencing Phase III clinical trials in January 1996, Cellegy licensed Glylorin to Glaxo in November 1996. Glaxo is one of the world's largest pharmaceutical companies and a leader in the field of dermatology.

     Congenital Primary Ichthyosis

     Ichthyosis is a family of related incurable skin diseases characterized by a severe scaling of the skin that frequently affects large areas of the body. In all forms of ichthyosis, skin cells form a rigid, thick surface layer of scales that often discolor and crack. CPI is a group of the most severe and debilitating forms of ichthyosis, affecting all age and ethnic groups. Many of the most severely afflicted infants die shortly after birth from dehydration, hypothermia and microbes, which enter through the damaged epidermis. Victims of the disease are currently treated with greases, emollients and Lac-Hydrin (not approved for treatment of CPI), which provide only limited benefits, or with oral and topical retinoids, which have a risk of significant toxicity. Approximately 100,000 people in the United States and at least an equal number of persons outside the United States are afflicted with CPI. This treatment has been granted Orphan Drug status by the FDA.

     In March 1998, the Company announced the results of a double-blind, placebo controlled Phase III clinical trial to evaluate the effectiveness of Glylorin in non-bullous congenital ichthyosiform erythroderma ("n-CIE"), a form of CPI. The study group included approximately 82 patients and was conducted at 23 clinical sites in the United States. Utilizing the statistical method that was established in the original protocol for the trial, improvement in scaling, the primary outcome variable, did not show statistical significance compared with the vehicle (or placebo) compound. However, in the trial, which was conducted by Cellegy's licensee, Glaxo, the investigators' global assessment scores showed that 43% of the patients improved overall by more than 50% over time compared with only 19% of those receiving the vehicle. Moreover, when all the observations of each patient over the 12 week study were analyzed using a different statistical method, a significant improvement compared with vehicle was observed for some outcome variables, including scaling at all timepoints. Glaxo has not determined if it will repeat this Phase III study.

     Ichthyosis Vulgaris

     Glaxo is currently conducting clinical trials for the treatment of IV, a milder form of ichthyosis, which affects approximately one million people in the United States. The disease is characterized by severe dry skin and scaling (although not as thick as the scaling present in CPI). Lac-Hydrin, the only currently approved prescription product for the treatment of IV, has certain side effects, including irritation and stinging on thinner skin areas such as the face. In addition, the product is not indicated for pediatric use. Glaxo is currently conducting a Phase II clinical trial for IV. The results of this trial are expected by mid-year 1998.

     Seborrheic Dermatitis

     Another disease condition targeted by Glaxo for Glylorin is seborrheic dermatitis, a condition characterized by skin redness, flaking and itching, It is most commonly found on the scalp and afflicts approximately seven million people in the United States, primarily among the very young and the elderly. Pending the results of the IV program, Glaxo intends to initiate additional trials to study Glylorin in the treatment of this very common, but difficult to control, condition.

Anogesic

     One of the Company's leading product candidates is Anogesic, a topical prescription product for the treatment of anal fissures and hemorrhoids.
Anogesic is a unique, nitroglycerin-based product which, based on published studies for over 400 patients, appears to effectively heal anal fissures and is capable of dramatically reducing the pain of hemorrhoids. In a clinical study published in The Lancet it was shown that nitroglycerin promotes healing in over two thirds of patients who would have required rectal surgery. The Company has met with the FDA to finalize the Phase III clinical trial protocol and plans to begin a Phase III trial for anal fissures by mid-year 1998 and a Phase III trial for hemorrhoids by year-end 1998 or early in 1999.

     Anal fissures are painful tears in the tissue of the anal mucosa and are common conditions affecting men and women of all age groups. Of the approximately 200,000 new cases of anal fissures each year, more than half require painful and expensive surgical intervention to treat these conditions, which sometimes leave patients incontinent. A thrombosed external hemorrhoid is a dilated, swollen vein at the margin of the anus, resulting from clotting blood formed within the dilated external hemorrhoidal veins. In the United States alone, approximately nine million patients seek treatment from physicians for hemorrhoids each year, and the Company believes that a significant number of additional people suffering from this condition do not seek medical treatment.

     Current drug therapies include anesthetics and anti-inflammatory agents that only partially relieve the symptoms of the conditions. Even though current treatments are only partially effective, sales of products currently used to treat anal fissures and hemorrhoids are estimated to be more than $500 million in the United States, Europe and Japan. Surgical procedures represent substantial additional expenditures related to these conditions.

     Anogesic is a proprietary formulation that includes nitroglycerin, a drug that has been used for many years in the treatment of certain heart diseases. Once administered, nitroglycerin results in relaxation of the sphincter muscles, which rapidly relieves pain and promotes the healing of the anal fissure or hemorrhoid. Anogesic also incorporates the Company's proprietary CELLEDIRM technology to assist in mitigating the inflammation present in these conditions. Anogesic is protected by two broad U.S. patents both of which were issued last year, the most recent in December 1997. In addition, numerous patent applications have been filed in overseas markets.

     The Company expects that the Phase III trials, if successful, will generate the data required for applying for regulatory approval in the United States and Europe. The Phase III clinical trials for anal fissures will include about 350 patients in several study centers. Patients will receive one of three strengths of Anogesic or placebo. The product will be administered on a daily basis until the patient's fissure is cured, up to a maximum administration period of eight weeks. The patient will then be observed for an additional period to determine whether any relapse occurs.

Testosterone Gel (male hormone replacement therapy)

     The Company is currently developing a transdermal testosterone gel to address a condition increasingly referred to as "male andropause", which results from an age-related decline in the body's production of the sex hormone testosterone. Low levels of testosterone can result in such clinical symptoms as lethargy, depression and a decline in libido. In severely deficient cases, loss of muscle and bone mass can occur. Approximately 5 million men in the United States, primarily in the aging (over 40) male population group, have lower than normal levels of testosterone, a condition known as hypogonadism.

     There are a number of companies currently marketing testosterone in several different product forms in domestic and certain international markets. Cellegy believes that a major market opportunity exists for an improved product, as the side effects and patient inconveniences associated with the currently marketed products have limited their use to less than 5% of potential patients. Current product forms include orals, injectables and transdermal patches.

     Cellegy's patchless testosterone gel will incorporate the Company's CELLEDIRM technology. The gel product is expected to permit a once-a-day application of a metered dose to a small area of the skin without the irritation associated with current patch products. The gel is anticipated to be transparent, rapid drying and non-staining. Based on preclinical studies to date, the Company believes its proprietary transdermal gel formulation is capable of delivering therapeutic levels of testosterone with reduced side effects and in a more convenient dosage form compared with other currently marketed products. Preclinical and human pharmacokinetic studies demonstrated transdermal testosterone delivery into the bloodstream at levels comparable to a leading patch product.

     The Company plans to commence an additional pharmacokinetic study during 1998, using various testosterone gel formulations. If the study is successful, Phase III human trials for the treatment of hypogonadism are planned to begin late in 1998. The Company believes that due to well documented toxicology and efficacy data regarding the use of testosterone, regulatory approval of its transdermal testosterone gel may be achieved more quickly than would normally be associated with a new chemical entity.

Testosterone Gel (female hormone replacement therapy)

     In women, the ovaries and adrenal glands continue to synthesize testosterone after menopause, although the rate of production may diminish by as much as 50%. Normal blood concentrations of testosterone in women range from 10 to 20 times less than that of men. Nevertheless, in both sexes, testosterone plays a key role in building muscle or bone tissue, and the maintenance of sexual drive.

     Cellegy's testosterone gel product (for the treatment of hypogonadism) is being designed so that the dose can be readily reduced and customized to restore normal testosterone levels in women. The Company believes that this change may be accomplished by reducing the amount of gel delivered via a metered dose without a significant change in the product formulation. Thus, the Company believes that the same formulation can be developed and tested for use in both hypogonadism and menopause. Clinical studies for this indication are planned to commence once the initial studies in hypogonadal males are completed.

Estrogen-Testosterone Gel (female hormone replacement therapy)

     Cellegy's third planned product in the area of hormone replacement therapy is a combination estrogen-testosterone gel utilizing the Company's proprietary PERMEATE and CELLEDIRM technologies, designed to simultaneously restore the natural levels of both hormones in elderly or menopausal women. The Company believes that this product will offer significant advantages over the patches in terms of reduced side effects and patient convenience. The combination formulation is in the research stage with clinical trials planned following development of the mono-therapy testosterone products.

Immunosuppressive Drug (psoriasis)

     Psoriasis is a relatively common disease affecting approximately four million people in the United States. This intractable condition is characterized by inflammation and accelerated growth of the epidermis resulting in dull red, scaly plaques distributed over various skin locations. The disease can be activated by infection and barrier damage. A large percentage of patients on extant therapies are not satisfactorily relieved of psoriatic symptoms and are constantly seeking more effective therapy.

     Cellegy is in preclinical development of a product for the treatment of psoriasis that is expected to employ an FDA-approved immunosuppressive drug in a topical formulation designed specifically for local delivery into psoriatic lesions. This product will utilize the Company's proprietary PERMEATE technology to keep the barrier of psoriatic lesions open for delivery of the therapeutic agent. If successfully developed, healing will be accomplished with minimal systemic effect and without the toxicities generally associated with immunosuppressive drugs.

Cosmeceutical Products

     Cosmeceuticals (a hybrid of the words cosmetics and pharmaceuticals) are products that contain active ingredients which, when applied to the skin, will enhance appearance. Cosmeceuticals that satisfy the legal definition of a cosmetic under the Food Drug & Cosmetic Act, and that are not also drugs under that statute, are not subject to the same FDA regulations as drug products. Such cosmeceuticals may be marketed to consumers without prior approval by the FDA and without requiring a prescription from a physician. Cellegy also intends to use its formulation expertise to improve existing non-prescription topical medications.

Anti-Wrinkling Products*

     The Company's most advanced cosmeceutical is an anti-wrinkling product which, based on human studies to date, appears to mitigate the visible effects of photoaging and skin wrinkling. Cellegy's anti-wrinkling product will be included in a line of products that the Company believes has a different mechanism of action which is expected to produce greater improvement to the skin's appearance and cause less irritation than current market leading products.

     Signs of aging and photoaging usually become visible when people reach their early thirties, with fine wrinkling, loss of suppleness and elasticity of the skin becoming apparent. In subsequent decades, there is further deterioration marked by coarse wrinkles, irregular increased pigmentation, and thinning of the skin. Many of the skin changes associated with aging are due to ultraviolet light exposure, referred to as "photoaging." At the retail level, the non-prescription market for products which are used to mitigate the effects of aging and photodamage upon the skin is estimated to be in excess of $1 billion in annual sales in the United States and growing at approximately 14% per year. The current high performance cosmeceutical anti-wrinkling market in the United States consists of a few broad categories of products, utilizing the following actives: retinoids, alpha and beta hydroxy acids and anti-oxidants.

     Many of the currently marketed cosmeceutical products contain low concentrations of one or more of the above mentioned active ingredients and, to the Company's knowledge, their efficacy has not generally been supported by clinical studies. Low concentrations of the active ingredients are frequently employed in order to avoid side effects which can include stinging, redness and skin irritation, which generally increase with the concentration of active ingredient used. However, the low concentrations of the active ingredient generally limit the efficacy of the products.

     Cellegy's high performance anti-wrinkling products incorporate CELLEDIRM, together with an active ingredient having multi-action capability exhibiting many of the attributes of the cosmeceutical products with the active ingredients listed above. Certain human studies already completed and others in progress will provide comparative data versus certain leading cosmeceutical products. If development continues successfully, the Company believes the product line could be available for launch late this year or early in 1999. Cellegy will focus its marketing efforts on the professional market segment (dermatologists, cosmetic and plastic surgeons), capitalizing on the Company's research and human studies and its expertise in skin biology.

------------

* References in this Report to "anti-wrinkling," "anti-wrinkling products" or the "anti-wrinkling market" are intended to refer to a product category that the Company believes is generally understood in the marketplace or to products in that category, and are not intended to describe any claims that the Company's cosmeceutical products act in any way other than as cosmetics as defined under applicable laws. The term "cosmeceuticals" refers to products that, if they satisfy the definition of a cosmetic under applicable federal laws and if they are not also drugs under those laws, are not subject to the same requirements as drug products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results -- Possible FDA Regulation of Cosmeceutical Products as Drugs" and "Government Regulation."

Consumer Products for the Skin

     The Company has completed development of certain other consumer skin care and non-prescription therapeutic products, including moisturizers and body creams, and is continuing to develop formulations in other related skin care consumer product categories. These products utilize certain of the Company's proprietary formulations. These formulations were tested for their moisturizing properties in humans compared with a leading commercial product. Results showed that the Cellegy formulations had more than a 50% higher moisturization effect 12 hours after application than the leading product tested. The Company may incorporate these products in its cosmeceutical line for dispensing physicians or sell the products to consumer products companies who will market them under their own brand names through traditional, non-physician channels.

     The Company's research and development expenses were $3,786,000 in 1997 and $2,712,000 in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Marketing and Commercialization Strategy

     Cellegy intends to become a leader in the field of transdermal drug delivery and in the development and marketing of specialty pharmaceutical and cosmeceutical products that are applied to the skin. Key elements of its business and commercialization strategy include the following:

     Lower Risk Strategy for Selecting Product Candidates for Development. The Company does not intend to focus its product development efforts on development of new chemical entities. Instead, the Company will focus on applying its proprietary technologies in the following three areas:

     (1) development of improved topical and transdermal formulations or new uses of FDA-approved pharmaceutical compounds for which marketing exclusivity or patent rights have expired or are near expiration;

     (2) development of topical or transdermal formulations of new chemical entities in partnership with pharmaceutical or biotechnology companies; and

     (3) development of new cosmeceutical products that address the skin care needs of an increasing number of affluent middle-aged and older people.

     Leveraging of Corporate Alliances. Cellegy plans to enter into strategic alliances with established pharmaceutical companies for the development of certain products. These alliances generally will provide research or clinical funding and other support during the product development process. Cellegy's partners generally will provide established and trained marketing and sales forces.

     Internal Focus on the Dermatology Market. Cellegy plans to retain exclusive or co-marketing/co-promotion rights in the United States to dermatological and related uses of the products it develops, while out-licensing rights for other uses. It may retain commercial rights to dermatological and other specialty pharmaceutical uses of products developed under partner sponsored research collaborations. The Company ultimately plans to market the dermatologic and cosmeceutical products it develops, either through the utilization of contract sales representatives or through the establishment of its own sales force.

     Acquisition of Complementary Products. Although Cellegy is focusing primarily on the development of its own products and technologies, the Company may opportunistically acquire products, technologies or companies with products and distribution capabilities consistent with its commercial objectives.

Patents and Trade Secrets

     The Company's success depends, in part, on its ability to obtain patent protection for its products and methods, both in the United States and in other countries. The patent position of companies engaged in businesses such as the Company's business generally is uncertain and involves complex legal and factual questions. There is a substantial backlog of patent applications at the USPTO. Patents in the United States are issued to the party that is first to invent the claimed invention. Since patent applications in the United States are maintained in secrecy until patents issue, the Company cannot be certain that it was the first inventor of the invention covered by its pending patent applications or patents or that it was the first to file patent applications for such inventions. Further, issued patents can later be held invalid by the patent office issuing the patent or by a court. There can be no assurance that any patent applications relating to the Company's products or methods will issue as patents, or, if issued, that the patents will not be challenged, invalidated, or circumvented or that the rights granted thereunder will provide a competitive advantage to the Company. In addition, many other entities are engaged in research and product development efforts in drug delivery, skin biology and cosmeceutical fields that may overlap with the Company's currently anticipated and future products. A substantial number of patents have been issued to such companies, and such companies may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of the Company. Such entities may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by the Company. These rights may prevent the Company from commercializing technology, or may require the Company to obtain a license from the entity to practice the technology. There can be no assurance that the Company will be able to obtain any such licenses that may be required on commercially reasonable terms, if at all, or that the patents underlying any such licenses will be valid or enforceable. Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to United States patents as extensively as those rights are protected in the United States. The issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, so the extent of any patent protection is uncertain and may vary in different countries. As with other companies in the pharmaceutical industry, the Company is subject to the risk that persons located in such countries will engage in development, marketing or sales activities of products that would infringe the Company's patent rights if such activities were in the United States.

     Several of the Company's products are based on existing compounds with a history of use in humans but which are being developed by the Company for new therapeutic use in skin diseases unrelated to the systemic diseases for which the compounds were previously approved. The Company cannot obtain composition patent claims on the compound itself, and will instead need to rely on patent claims, if any, directed to use of the compound to treat certain conditions or to specific formulations. The Company will not be able to prevent a competitor from using that formulation or compound for a different purpose. No assurance can be given that any additional patents will be issued to the Company, that the protection of any patents that may be issued in the future will be significant, or that current or future patents will be held valid if subsequently challenged.

     The agreements with the University of California pursuant to which the Company has exclusive license rights to certain barrier repair and drug delivery and other technology contain certain development and performance milestones which the Company must satisfy in order to retain such rights. While the Company currently believes it will be able to satisfy the revised milestone dates, a loss of rights to these technologies could have a material adverse effect on the Company.

     The Company has thirteen issued and three allowed United States patents, many issued foreign patents and pending patent applications for the use of certain compounds to treat common or severe inflammatory dermatologic diseases including dermatitis, psoriasis, rosacea and acne, as well as disorders such as various ichthyoses, signs and symptoms of skin aging and premalignant actinic keratoses. Three issued United States patents and more than twenty patent applications relate to the Company's Glylorin product for the treatment of ichthyosis and certain other skin diseases and conditions. Two allowed United States patent and more than ten patent applications relate to the drug delivery technology licensed from the University of California, and one issued United States patent and at least ten patent applications relate to the barrier repair technology licensed from the University of California. Additional patent applications are being prepared for filing that will cover methods or products currently under development. Corresponding patent applications for most of the Company's issued United States patents have been filed in countries of importance to the Company located in major world markets, including certain countries in Europe, Australia, South Korea, Japan, Mexico and Canada.

     Federal patent law provides that for any inventions that have been developed with government funding that are the subject of a license, the government has the right to require the assignor or the licensee to grant a license to third parties upon the occurrence of certain events, such as if the government determines that no effective steps have been taken to achieve practical application of the invention, or if health or safety needs or requirements for public use are not reasonably satisfied.

     The Company's policy is to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products that it develops. It is impossible to anticipate the breadth or degree of protection that any such patents will afford, or whether the Company can meaningfully protect its rights to its unpatented trade secrets. The Company also relies upon unpatented trade secrets and know-how, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets. It is the Company's policy to require its employees to execute an invention assignment and confidentiality agreement upon employment. Cellegy's consultants are required to execute a confidentiality agreement upon the commencement of their consultancy to the Company. Each agreement provides that all confidential information developed or made known to the employee or consultant during the course of employment or consultancy will be kept confidential and not disclosed to third parties except in specific circumstances. The invention assignment generally provides that all inventions conceived by the employee shall be the exclusive property of the Company. In addition, it is the Company's policy to require the collaborators and potential collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets.

Product Acquisitions

     In December 1997, the Company acquired patent and related intellectual property rights relating to Anogesic (the "Agreement"), a topical product candidate for the treatment of anal fissures and hemorrhoids from Neptune Pharmaceutical Corporation. Under the terms of the Agreement, the Company issued 429,752 shares of Common Stock to Neptune on December 31, 1997. Upon the signing of a letter of intent on November 3, 1997, 33,057 shares of Common Stock had been issued to Neptune. The Agreement calls for a series of additional payments, payable in shares of Common Stock, upon successful completion of various milestones which, if achieved, would occur over the next several years. The Agreement does not provide for the payment by the Company of any future product royalties in connection with sales of Anogesic.

Principal License Agreements

     Glaxo. In November 1996, the Company entered into an agreement with Glaxo for licensing rights to Glylorin, Cellegy's lipid compound for the treatment of ichthyosis. Under the terms of the agreement, Cellegy provided Glaxo with an exclusive license of patent rights and know-how covering Glylorin in most of the world's major markets. In exchange for this license, Cellegy received from Glaxo an initial license fee payment and could potentially receive future milestone payments (upon achievement of the specified milestones), as well as a royalty on net sales assuming successful completion of product development and market launch. The agreement provides that Glaxo will assume responsibility for and the associated costs of all future development and commercialization, including certain development costs incurred prior to the date of the agreement. Through December 31, 1997, the Company had recognized total revenues of approximately $1.1 million relating to licensing fees and development funding under the agreement. There can be no assurances, however, that the Company will receive any additional payments from Glaxo.

     University of California. In October 1993, the Company entered into a license agreement with the University of California (the "Licensor") providing for an exclusive, worldwide, royalty bearing license, subject to customary government rights, for patent rights relating to barrier repair formulations jointly held by the Licensor and the Company, in consideration of the issuance to the Licensor of certain shares of preferred stock (which subsequently converted into shares of Common Stock) and the payment by the Company of a licensing fee. In March 1994, the Company entered into a second exclusive, worldwide, royalty bearing license agreement with the Licensor for patent rights, jointly held by the Licensor and Cellegy, relating to drug delivery technologies, in consideration of the payment by the Company of a licensing fee, and an annual maintenance fee payable each year until the Company is commercially selling a licensed product. Both agreements require the Company to pay the Licensor royalties based on net sales of consumer and prescription products (with minimum annual royalty payment). The Company has the right to grant sublicenses to third parties under both agreements. In May and October 1997, the Licensor and the Company amended these agreements. The amendments, among other things, modified and extended certain development and commercialization milestones contained in the original agreements. The revised milestones are tied to the achievement of certain clinical, regulatory or product commercialization goals over the next several years. Although there can be no assurance that such goals will be achieved, the Company believes its development programs in place will result in the satisfaction of such milestones.

     Neutrogena. In April 1992, the Company entered into the License Option Agreement (the "License Option Agreement"), the Azelaic Acid OTC License Agreement (the "Azelaic Acid Agreement") and the Metabolic Moisturizer OTC License Agreement (the "Metabolic Moisturizer Agreement"), with Neutrogena Corporation ("Neutrogena"). The Azelaic Acid Agreement was terminated and replaced by the Patent License Agreement effective June 1, 1994 (the "Patent License Agreement"). Pursuant to the Patent License Agreement, Neutrogena paid the Company $1.0 million for an exclusive, royalty-free license for certain azelaic acid uses for both prescription and consumer products in most major markets of the world. In July 1997, Neutrogena and the Company terminated the Metabolic Moisturizer Agreement and the License Option Agreement (except as it related to azelaic acid), and the metabolic moisturizer technology that had been licensed to Neutrogena was returned to the Company. The Company agreed to continue prosecution of patents related to azelaic acid on behalf of Neutrogena and will be reimbursed by Neutrogena for legal costs, up to a certain limit.

Government Regulation

     FDA Requirements for Human Drugs. The research, testing, manufacturing, labeling, distribution, and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Food, Drug and Cosmetic Act (the "FD&C Act") and the regulations promulgated thereunder, and other federal and state regulations govern, among other things, the research, development, testing, manufacture, distribution, storage, record keeping, labeling, advertising, promotion and marketing of pharmaceutical products. The process of developing and obtaining approval for a new pharmaceutical product within this regulatory framework requires a number of years and the expenditure of substantial resources. There can be no assurance that necessary approvals will be obtained on a timely basis, if at all. Moreover, additional government regulations may be established that could prevent or delay regulatory approval of the Company's products. Delays in obtaining regulatory approvals could have a material adverse effect on the Company. If the Company fails to comply with applicable regulatory requirements for marketing drugs, or if the Company's cosmeceutical products are deemed to be drugs by the FDA, the Company could be subject to administrative or judicially imposed sanctions such as warning letters, fines, products recalls or seizures, injunctions against production, distribution, sales, or marketing, delays in obtaining marketing authorizations or the refusal of the government to grant such approvals, suspensions and withdrawals of previously granted approvals, civil penalties and criminal prosecution of the Company, its officers or its employees.

     The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include: (i) preclinical laboratory tests, animal studies and formulation studies; (ii) the submission to the FDA of an Investigational New Drug Application ("IND") , which must become effective before clinical testing may commence; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its proposed indication; (iv) the submission of a New Drug Application ("NDA") to the FDA; and (v) FDA review and approval of the NDA prior to any commercial sale or shipment of the drug. Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and functionality of the product. Compounds must be produced according to the FDA's current Good Manufacturing Practice ("cGMP")
requirements, and preclinical tests must be conducted in compliance with the FDA's Good Laboratory Practice regulations. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented upon or questioned the IND within this 30-day period, clinical studies may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

     Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in accordance with good clinical practice ("GCP") requirements under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional

Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical issues, the safety of human subjects and the possible liability of the institution. Clinical trials to support NDAs are typically conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug generally is tested to assess metabolism, pharmacokinetics, pharmacological action and safety, including side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the drug for a specific indication, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible short-term adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy, usually (although not necessarily) in comparison with a placebo or approved treatment and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. A clinical trial may combine the elements of more than one phase, and typically two or more Phase III studies are required. The designation of a clinical trial as being in a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the requirements of a particular phase. For example, no assurance can be given that a Phase III clinical trial will be sufficient to support an NDA without further clinical trials. There can be no assurance that Phase I, Phase II or Phase III testing will be completed within any specific time period, if at all, with respect to any of the Company's products subject to such testing.

     New and Abbreviated New Drug Applications. After completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA (or, in the alternative, an Abbreviated New Drug Application ("ANDA"), as described below) is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than filing an NDA. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the FD&C Act, the FDA has 180 days in which to review the NDA and respond to the applicant, although in practice the process generally takes longer. The review process is often extended significantly by FDA requests for additional information or clarification. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. During the review process, the FDA generally will conduct an inspection of the relevant drug manufacturing facilities and clinical sites to ensure that the facilities are in compliance with applicable cGMP and GCP requirements. If FDA evaluations of the NDA application, manufacturing facilities, and clinical sites are favorable, the FDA may issue either an approval letter or an approvable letter, which contains a number of conditions that must be met in order to secure approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain specific indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Even if FDA approval is obtained, a marketed drug product and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market, and other enforcement actions. The FDA may also require postmarketing testing and surveillance programs to continuously monitor the drug's usage and effects. Side effects resulting from the use of drug products may prevent or limit the further marketing of products.

     Certain of the Company's mid and late term products utilize its drug delivery technology formulated with an active ingredient that is included in a drug product that is already the subject of an NDA approved by the FDA. In connection with obtaining FDA approval of such Company products which require an NDA, it is possible in certain instances that clinical and preclinical testing requirements may not be as extensive. Limited additional data about the safety or effectiveness of the proposed new drug formulation, along with chemistry and manufacturing information and public information about the active ingredient, may be satisfactory for product approval. Consequently, the new product formulation may receive marketing approval more rapidly than a traditional full NDA, although there can be no assurance that a product will be granted such treatment by the FDA.

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

     Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects populations of fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug designation confers upon the first company to receive FDA approval to market such designated drug United States marketing exclusivity for the designated drug and indication for a period of seven years following approval of the NDA, subject to certain limitations.

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

     Possible Regulation of Cosmeceutical Products as Drugs. "Cosmeceuticals" are not defined in the FD&C Act. The FDA has not defined the term by regulation and may consider use of the term to imply drug- like qualities. The FDA will regulate a particular cosmeceutical product as a drug or a cosmetic (or both a drug and a cosmetic) depending primarily upon the manufacturer's intended use for such product. Such intent may be determined from labeling, advertising, promotional and marketing materials, and any other source attributable to the manufacturer or its employees, representatives or agents. Under the FD&C Act, drugs are articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease or to affect the structure or function of the body. By comparison, cosmetic products are defined as articles intended to be rubbed, poured, sprinkled or sprayed on, introduced into or otherwise applied to the body for cleansing, beautifying, promoting attractiveness or altering its appearance. Some products, however, may satisfy the definition of a drug and a cosmetic, and the FDA has generally regulated as drugs products that are intended to have a physiological effect on the body, for example, to alter the skin in more than a temporary way. Unlike drugs, products that constitute cosmetics (but not drugs as well) under the FD&C Act do not require premarket review or approval of the FDA, but cosmetics must be safe under normal conditions of use, and comply with FDA labeling and manufacturing requirements. Furthermore, the Federal Trade Commission ("FTC"), as well as state and local authorities, oversees the advertising of cosmetic products and prohibits false, misleading, deceptive or unsubstantiated advertising. The FTC has the authority to seek a number of remedies against a company that it believes fails to comply with its requirements, including, but not limited to, preliminary injunctive relief.

     The Company plans to label, market, promote, advertise and distribute its cosmeceutical products with claims intended to be within the statutory definition of cosmetic. There can be no assurance, however, that the FDA will not determine that some or all of the Company's cosmeceutical products are drugs, and are therefore subject to more stringent regulatory oversight, including premarket approval, based on their intended use or ingredients.

     The FDA has at times in the past contended, and may in the future contend, that one or more cosmeceutical products, including the Company's or competitors' anti-wrinkling products that are currently marketed or may in the future be marketed, are not cosmetics but instead are subject to regulation as drugs. Even if the FDA were not ultimately to prevail with regard to such a contention, such a claim by the FDA could have a material adverse effect on the Company's ability to market its proposed cosmeceutical products and could significantly delay or prohibit marketing of such products. The extent to which different kinds of current or future cosmeceutical products of the Company or its competitors are subject to FDA regulation as drugs, and the extent to which the FDA will seek to become more active in regulating cosmeceutical products, such as products that compete in the anti-wrinkling market, is uncertain, but will depend in part on the claims made for the cosmeceuticals by their manufacturers and marketers. See "Business -- Government Regulation." The inability of the Company to market its proposed cosmeceutical products as cosmetics without prior FDA approval could have a material adverse effect on the Company's business and financial condition.

     OTC Monograph. Most over the counter ("OTC") drug products marketed in the United States are not subjected to the FD&C Act's premarket approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of OTC drugs then on the market. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually will not take regulatory action against such a product unless failure to do so poses a potential health hazard to consumers. OTC drugs not covered by pending or final OTC monographs, however, are subject to premarket review and approval by the FDA through the NDA/ANDA mechanism. Even if the Company seeks FDA approval of a product for OTC consumer sales, the FDA could instead require that the product be distributed by prescription only. Such a requirement could delay for several years, or indefinitely, distribution of the Company's products directly to consumers.

     Manufacturing. Each domestic drug manufacturing facility must be registered with the FDA. Domestic drug and, to a lesser extent, cosmetic manufacturing establishments are subject to routine inspection by the FDA and other regulatory authorities and must comply with cGMP requirements (albeit less extensive ones for cosmetics than for drugs). Drug manufacturing facilities located in California must be licensed by the State of California in compliance with local regulatory requirements. The Company intends to use contract manufacturers that operate in conformance with these requirements to produce its compounds and finished products in commercial quantities. There can be no assurance that manufacturing or quality control problems will not arise at the manufacturing plants of the Company's contract manufacturers or that such manufacturers will be able to maintain the compliance with the FDA's cGMP requirements necessary to continue manufacturing the Company's products.

     Foreign Regulation of Drugs. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries before the commencement of marketing of the product in such countries. The approval procedure varies among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. The Company expects to rely principally on corporate partners, licensees and contract research organizations, along with Company expertise, to obtain foreign governmental approval in foreign countries of drug formulations utilizing its compounds.

     Other Government Regulation. In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other similar federal and state laws regarding, among other things, occupational safety, the use and handling of radioisotopes, environmental protection and hazardous substance control. In connection with its research and development activities and any manufacturing of clinical trial materials in which the Company may engage, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes that it has complied with these laws and regulations in all material respects and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results - Environmental Regulation."

     Health Care Reform. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement cost controls and other health care regulatory measures. Future legislation could result in a substantial restructuring of the health care delivery system. Nevertheless, the Company believes that employer-driven reform with managed care and capitation will continue even without government intervention and may significantly affect health care delivery and costs. While the Company cannot predict whether any legislative or regulatory proposals will be adopted or the effect such proposals may have on its business, the uncertainty of such proposals could have an adverse effect on the Company's ability to raise capital and to identify and reach agreements with potential partners, and the adoption of such proposals could have an adverse effect on the Company. For example, such changes could have the effect of reducing the number of independent practicing dermatologists, which might reduce the number of prescriptions written for products such as some of the Company's potential products. In addition, the Company believes that many high-volume purchasers and consumers of health care are demanding changes in the pricing and delivery of products and services. The effect of any such changes on the Company's business are unpredictable. One of the Company's potential products, such as its drug delivery products, might have the effect of reducing the overall cost of delivering therapeutic compounds compared to existing delivery techniques, and sales of such products might benefit from regulatory changes focusing on controlling health care costs. Nevertheless, any such reform, if adopted, and ongoing changes in the industry, could adversely affect the pricing of therapeutic products in the United States or the amount of reimbursement available from governmental agencies or third-party insurers, and consequently could have a material adverse effect upon the Company. In both domestic and foreign markets, sales of the Company's therapeutic products, if any, will depend in part on the availability of reimbursement from third-party payors, such as government and private insurance plans and other organizations. Third-party payors and others increasingly are challenging the prices charged for medical products and services. There can be no assurance that the Company's products will be considered cost effective, that reimbursement will be available or, if available, that the payor's reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis. Other aspects of the business in which the Company is engaged could also be affected. The Company cannot predict the outcome of any government or industry reform initiatives or the impact thereof on the Company's financial position or results of operations.

Competition

     The pharmaceutical industry is subject to rapid and significant technological change. In the development and marketing of topical prescription drugs, cosmeceutical and skin care products, and drug delivery systems, Cellegy faces intense competition. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical, cosmetic, chemical, consumer product, and biotechnology companies, specialized firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or that would render the Company's technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, production and marketing capabilities and regulatory experience than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care. The Company also competes with universities developing drug delivery technologies and with several companies which have been formed to develop unique delivery systems. In addition, these companies and academic and research institutions compete with Cellegy in recruiting and retaining highly qualified scientific and management personnel.

     Competition in the markets in which the Company expects to compete is generally based on performance characteristics and, to a lesser extent, price. There can be no assurance that the Company's products under development will be able to compete successfully with existing or new commercial products.

Employees

     As of March 23, 1998, the Company had twenty-three full-time and three part-time employees. Eighteen of these employees, of whom three are M.D.s and another six are Ph.D.s, are engaged in research and development. In addition, the Company utilizes the services of several professional consultants, as well as contract manufacturing and research organizations to supplement its internal staff's activities. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2:       PROPERTIES

     The Company occupies approximately 4,300 square feet at its executive offices in Foster City, located near San Francisco, California. The Company's lease has a term expiring July 31, 2001. The Company also occupies approximately 5,600 square feet of research and laboratory facilities in San Carlos, California under a lease with a term expiring November 30, 1998. The Company believes its current facilities will be adequate for at least this year. The Company has signed a letter of intent to lease a new facility, currently under construction, in the proximity of its current facilities. If finalized, the lease term is for ten years. The facility size is approximately 65,000 square feet, of which a significant portion may be sublet by Cellegy during its initial years of occupancy. The Company plans to consolidate its laboratory and administrative operations into the new facility by the end of this year or early in 1999. If the Company relocates its administrative offices, as planned, it believes that its current space can be sublet or its lease cancelled, subject to approval by its landlord. Recent new rentals within the multi-tenant Foster City building Cellegy occupies are significantly above its current rate.

ITEM 3:           LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1997.

ITEM 4A:          EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

The executive officers, directors, and other significant employees of the Company are as follows:

Name                           Age     Position
----                           ---     --------

K. Michael Forrest             54      President, Chief Executive Officer, and Director
Carl R. Thornfeldt, M.D.       46      Medical Director and Chairman of the Board
Daniel L. Azarnoff, M.D.       71      Vice President, Clinical and Regulatory Affairs
Michael L. Francoeur, Ph.D.    45      Vice President, Research and Development
A. Richard Juelis              49      Vice President, Finance and Chief Financial Officer
Jack L. Bowman (1)             65      Director
Denis R. Burger, Ph.D. (2)     54      Director
Tobi B. Klar, M.D.             43      Director
Alan A. Steigrod (1)           60      Director
Larry J. Wells (2)             55      Director

------------

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

     K. Michael Forrest. Mr. Forrest became President, CEO, and a director in December 1996. From January 1996 to November 1996, he served as a biotechnology consultant. From November 1994 to December 1995, he served as President and CEO of Mercator Genetics, a public biotechnology company. From March 1991 to June 1994, he served as President and CEO of Transkaryotic Therapies, Inc., a public biotechnology company. From 1968 to 1991, Mr. Forrest held a series of positions with Pfizer, Inc. and senior management positions with American Cyanamid, including Vice President of Lederle U.S. and Lederle International. He is a director of AlphaGene Inc., a private functional genomics company.

     Carl R. Thornfeldt, M.D. Dr. Thornfeldt is the Chairman of the Board of Directors and a co-founder of the Company, as well as a physician, board certified in dermatology. He has been Medical Director of the Company since its inception. Dr. Thornfeldt served as acting CEO from July 1996 to December 1996. In addition, Dr. Thornfeldt served as Vice President, Research and Development from October 1994 until May 1996. Since 1983, Dr. Thornfeldt has maintained a private dermatology practice and is an Assistant Clinical Professor in Dermatology at the University of Oregon Health Sciences Center. Dr. Thornfeldt received his M.D. from the University of Oregon.

     Daniel L. Azarnoff, M.D. Dr. Azarnoff became Vice President, Clinical and Regulatory Affairs in October 1997. Since January 1986, Dr. Azarnoff has been President of D.L. Azarnoff Associates and will continue consulting to the industry on a part-time basis. From August 1978 to December 1985, he served as President of Research and Development at G.D. Searle and Co. From July 1967 to August 1978, he was KUMC Distinguished Professor of Medicine and Pharmacology, as well as the Director of the Clinical Pharmacology-Toxicology Center at the University of Kansas Medical Center. Dr. Azarnoff has also served as a member of advisory and expert committees within the Food and Drug Administration, World Health Organization, American Medical Association, National Academy of Sciences and National Institutes of Health. He received his M.D. from the University of Kansas Medical School.

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

     A. Richard Juelis. Mr. Juelis became Vice President, Finance and Chief Financial Officer in March 1996. From November 1994 until March 1996, he worked as a financial consultant to the Company, as well as to other companies. From January 1993 to September 1994 he served as Vice President, Finance and Chief Financial Officer for VIVUS, Inc., a publicly traded drug delivery company. From October 1990 to December 1992, he served as Vice President, Finance and Chief Financial Officer at XOMA Corporation, a public biotechnology company. Mr. Juelis has also held domestic and international financial and general management positions with Hoffmann-LaRoche from 1976 to 1982, and Schering-Plough from 1983 to 1990.

     Jack L. Bowman. Mr. Bowman became a director in December 1996. He is currently a consultant to various pharmaceutical and biotechnology industry groups. From August 1987 to January 1994, he was Company Group Chairman at Johnson & Johnson, where he managed much of its global diagnostic and pharmaceutical businesses. Before then, Mr. Bowman held executive positions with CIBA-Geigy and American Cyanamid, where he had responsibility for worldwide pharmaceutical, medical device, and consumer product divisions. He is currently a director of NeoRx Corp., CytRx Corp., Cell Therapeutics, Inc., Targeted Genetics, Inc. and Osiris Therapeutics.

     Denis R. Burger, Ph.D. Dr. Burger became a director in October 1995. Currently, he serves as Chief Executive Officer of AVI BioPharma, a biotechnology company, and acts as an industry consultant for Paulson Investment Company. He is a director of SuperGen, Inc. and Trinity Biotech, plc. He was a co-founder of Epitope, Inc. and served as Chairman from 1981 to 1990. Dr. Burger has also served as a research scientist and professor of microbiology and immunology at the Oregon Health Sciences University. He holds M.S. and Ph.D. degrees in microbiology and immunology.

     Tobi B. Klar, M.D. Dr. Klar became a director of the Company in June 1995. She is a physician, board certified in dermatology. Since 1986, Dr. Klar has maintained a private dermatology practice and has served as Co-Chairperson of the Department of Dermatology at New Rochelle Hospital Medical Center, New Rochelle, New York, and Associate Clinical Professor in dermatology at Albert Einstein Medical Center in New York City. Dr. Klar holds a M.D. from the State University of New York.

     Alan A. Steigrod. Mr. Steigrod became a director in July 1996. Since January 1996 he has been President and Chief Executive Officer of Newport HealthCare Ventures, which invests in and advises biopharmaceutical companies. From March 1993 to November 1995, he served as President and CEO of Cortex Pharmaceuticals, Inc. From February 1991 to February 1993, he worked as a biotechnology consultant. From March 1981 through February 1991, Mr. Steigrod held a series of executive positions with Glaxo, Inc., serving as Chairman of Glaxo's operating committee, as well as on its board of directors. As Executive Vice President, he managed five divisions, including Glaxo Pharmaceuticals and Glaxo Dermatology Products. Prior to Glaxo, Mr. Steigrod held a number of senior management positions with Boehringer Ingelheim, Ltd. and Eli Lilly & Co. He is a director of Sepracor Inc.

     Larry J. Wells. Mr. Wells became a director of the Company in 1989. For the past five years, he has been a venture capitalist. He is the President of Wells Investment Group and the founder of Sundance Venture Partners, L.P., a venture capital fund. Mr. Wells is a director of Identix, Inc., Gateway Data Sciences, Telegen Corp., Isonics Corp., Virtual Mortgage Network and Legacy Brands.

     Directors hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are chosen by and serve at the discretion of the Board of Directors, subject to any written employment agreements with the Company.

     Standing committees of the Board include an Audit Committee and a Compensation Committee. Dr. Burger and Mr. Wells are the current members of the Audit Committee. The Audit Committee reviews the Company's accounting practices, internal control systems and meets with the Company's outside auditors concerning the scope and terms of their engagement and the results of their audits. Messrs. Bowman and Steigrod are the current members of the Compensation Committee. The Compensation Committee recommends compensation for officers and employees of the Company, and grants options and stock awards under the Company's employee benefit plans.

Scientific Advisory Board

     The Company has established relationships with a group of scientific advisors with expertise in the fields of dermatology, drug delivery and skin care. The Company's scientific advisors consult with management and key scientific employees of the Company to assist the Company in identifying scientific and product development opportunities, to review the progress of the Company's specific projects, and to recruit and evaluate the Company's scientific staff. The nature, scope and frequency of consultations between the Company and each scientific advisor vary depending upon the Company's current activities, the need for specific assistance and the individual scientific advisor.

     The Company's scientific advisors and consultants include:

     Carl R. Thornfeldt, M.D. Dr. Thornfeldt is Co-Chairman of the Scientific Advisory Board. See "Executive Officers and Directors."

     Peter M. Elias, M.D. Dr. Elias is Co-Chairman of the Scientific Advisory Board. Dr. Elias is a board certified dermatologist and served as a director of the Company from April 1995 until October 1997. He is an expert in the stratum corneum barrier, as well as epidermal structure, function and lipid metabolism. Dr. Elias is currently Professor, Department of Dermatology, University of
California, San Francisco School of Medicine. He received his M.D. from University of California, San Francisco, and performed his dermatology residency at Harvard University Medical Center.

     Bruce A. Beutler, M.D. Dr. Beutler is a Professor of Internal Medicine and an Associate Investigator at the Howard Hughes Medical Institute at the University of Texas Southwestern Medical Center in Dallas. He is best known for his work related to tumor necrosis factor alpha (TNF) which he originally isolated and demonstrated to be an essential mediator in shock and other inflammatory diseases. Dr. Beutler has published numerous articles related to these subjects, and has lectured extensively on TNF and the role of cytokines in inflammation. He is an elected member of the American Society for Clinical Research and the American Society for Hematology. He is also a member of the New York Academy of Sciences and the American Federation for Clinical Research. He has received numerous awards and honors including the Young Investigator Award (American Society for Clinical Research) and the Alexander von Humboldt - Stiftung Award. Dr. Beutler is also a Consulting and Advisory Editor for the Journal of Experimental Medicine and the Journal of Clinical Investigation.

     Kenneth R. Feingold, M.D. Dr. Feingold is a physician at the VAMC, San Francisco and is also a professor of Medicine and Dermatology at the University of California, San Francisco, School of Medicine. Dr. Feingold has performed extensive research in metabolism, endocrinology and dermatology.

     Ho-Leung Fung, Ph.D. Dr. Fung is Professor and Chairman, Department of Pharmaceutics, School of Pharmacy, State University of New York, Buffalo. He is also Member of the Executive Council and Management Committee of the American Association of Pharmaceutical Scientists and was appointed Chair, Pharmacological Sciences Review Committee, National Institutes of General Medical Sciences, NIH. Dr. Fung is an elected fellow of the Academy of Pharmaceutical Sciences, the American Association of Pharmaceutical Scientists, and the

American Association for the Advancement of Science. In 1995, he was awarded the Higuchi Award, Academy of Pharmaceutical Sciences and Technology Japan. He is the author of more than 200 publications.

     Richard H. Guy, Ph.D. Dr. Guy is the Directeur Scientifique of the Centre Interuniversitaire de Recherche et d'enseignement (Pharmapeptides), and Professeur Associe in the Faculte des Sciences at the Universite de Geneve. Dr. Guy was formerly Professor of Biopharmaceutical Sciences and Pharmaceutical Chemistry at the University of California, San Francisco, where he continues to hold a position as Adjunct Professor. Dr. Guy is an elected fellow of the Royal Society of Chemistry, the American Association of Pharmaceutical Scientists and the American Association for the Advancement of Science, and serves on the editorial advisory boards of Advanced Drug Delivery Reviews, the Journal of Controlled Release, the Journal of Pharmacy & Pharmacology and the European Journal of Pharmaceutics and Biopharmaceutics.

     Jean-Paul L. Marty, Ph.D. Dr. Marty is Professor of Dermopharmacology at the University of Paris Sud, School of Pharmacy, in Chatenay-Malabry, France. In 1994 he founded and is still chairing the Diploma of Superior Studies Specialized in Cosmetology DESS) of the Faculty of Pharmacy of Paris. Since 1985, Dr. Marty has been Reviewer for the French Health Ministerial Pharmaceutical group for the approval of drug products. In 1994 he was nominated Expert for the Pharmaceutical group of the French Agency for the registration of drug products (generics, OTC and dermatological products) and Vice President of the group for the approval of veterinary drug products. Laureate of the Faculty of Pharmacy of Paris, of the Paul Neuman Foundation and of the French Medical Academy. He has, since 1974, authored or co-authored nearly 200 papers and abstracts in Pharmaceutics, Biopharmacy, Cosmetology and Dermopharmacology.

     Kenneth L. Melmon, M.D. Dr. Melmon serves as the Professor of Medicine and Pharmacology and Associate Dean for Postgraduate Medical Education at Stanford University School of Medicine. He joined Stanford Medical School in 1978 where he served as Chairman of the Department of Medicine. Dr. Melmon's work in Clinical Pharmacology has resulted in the training of numerous fellows at the University of California, San Francisco and Stanford University School of Medicine. Dr. Melmon's area of research is directed at the pharmacology of the immune response, and in particular he has focused on the molecular and cellular mechanisms by which mediators of inflammation modulate and suppress the immune response.

     Lester Mitscher, Ph.D. Dr. Mitscher is the University Distinguished Professor, Department Medicinal Chemistry, University of Kansas, where he previously served as Chairman. He also currently holds the positions of Adjunct Professor of Medicinal Chemistry, University of Missouri (Kansas City) and Adjunct Professor of Microbiology, University of Kansas. Dr. Mitscher is a member of numerous organizations including the American Chemical Society, where he served as Chairman of the Medical Chemistry Division, and the American Society for Pharmacognosy, where he served as Chairman. Dr. Mitscher has received several awards and honors, such as the Edward E. Smissman Award in the Biomedical Sciences and is an Elected Fellow for the American Association for the Advancement of Science. He has published or presented numerous research papers, authored several books on drug synthesis, and holds twelve U.S. patents and several foreign patents. His current research interests relate to the chemistry and mechanisms of medicinals, including anti-oxidants, antibiotics and anti-inflammatory drugs.

     Jim E. Riviere, D.V.M., Ph.D. Dr. Riviere is the Burroughs Wellcome Fund Distinguished Professor of Pharmacology and Director, Cutaneous Pharmacology and Toxicology Center, College of Veterinary Medicine, North Carolina State University. Dr. Riviere is a member of numerous organizations including the U.S. Pharmacopeia General Committee of Revision, Society of Toxicology, American Board of Forensic Examiners and the American Veterinary Medical Association. Dr. Riviere has received the American Pharmaceutical Association's Ebert Prize, the Harvey W. Wiley Medal and FDA Commissioner's Special Citation in 1997. He has published or presented numerous research papers and is the holder of four U.S. patents. His current research interests relate to pharmacokinetics, transdermal drug delivery and pesticide dermal absorption and metabolism.

                                     PART II

ITEM 5:           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

     Price Range of Common Stock

     Cellegy's Common Stock currently trades on The Nasdaq Stock Market under the symbol "CLGY." The following table sets forth the range of high and low sales prices for the Common Stock as reported on The Nasdaq Stock Market for the periods indicated below.

1996                                                         High        Low
----                                                         ----        ---

First Quarter........................................     $   7.13    $  5.00
Second Quarter.......................................        10.13       5.50
Third Quarter........................................         9.38       4.75
Fourth Quarter.......................................         6.00       4.38

1997
----

First Quarter........................................         5.13       4.13
Second Quarter.......................................         4.50       2.38
Third Quarter........................................         6.56       2.44
Fourth Quarter.......................................         9.50       6.25

Holders

     As of March 23, 1998, there were approximately 83 shareholders of record. However, many of these shareholders hold shares in nominee or street name. The Company estimates it has at least 1,500 beneficial owners of its shares.

Dividend Policy

     The Company has never paid cash or declared dividends on its Common Stock. Cellegy does not anticipate that it will declare or pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains forward-looking statements which involve risks and uncertainties, including, but not limited to, statements concerning the commencement and completion of clinical trials, the timing of planned regulatory filings, the applicability of drug and cosmetic laws and regulations to the Company's products, planned activities of collaborative partners, the Company's strategic plans, the scope of the Company's patent coverage, anticipated expenditures and the need for additional funds. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Operating Results" and "Business" as well as in the Report generally. Actual events or results may differ materially from those discussed in this Report.

     Cellegy Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development of prescription drugs and cosmeceuticals to address a variety of diseases and conditions utilizing its patented transdermal and topical delivery technologies. The Company was incorporated in California in 1989. Cellegy is developing several prescription drugs, including Anogesic, a nitroglycerin-based product for the treatment of anal fissures and hemorrhoids, and a transdermal testosterone gel for the treatment of hypogonadism, a condition that frequently results in lethargy and reduced libido in men above the age of 40. Cellegy's Glylorin is a novel treatment for certain forms of ichthyosis, a debilitating skin disease, as well as for other severe dry skin conditions. Glylorin has been licensed by Cellegy to Glaxo Wellcome Inc., which is currently conducting clinical trials in the United States. In addition to its prescription drugs, Cellegy is testing and developing a line of anti-wrinkling cosmeceutical products which the Company believes will address the skin care needs of an affluent and aging population.

General

     In July 1997, the Company reacquired rights to skin repair technology that had originally been licensed to Neutrogena, a subsidiary of Johnson & Johnson, in April 1992. As part of the technology reacquisition, two institutional investors purchased from Neutrogena the remaining shares of Cellegy's Common Stock (approximately 425,000 shares) acquired by Neutrogena as part of the original licensing arrangement. The Company simultaneously completed a $3.8 million private placement of approximately 1.5 million shares with the same institutional investors and Cellegy's CEO.

     In November 1997, the Company completed a $15.1 million public offering of approximately 2.0 million shares of Common Stock. CIBC Oppenheimer Corp. acted as underwriter in connection with the offering. Simultaneously, the Company's stock was approved for listing on the Nasdaq National Market.

     In December 1997, the Company completed an asset purchase agreement with Neptune Pharmaceutical Corporation ("Neptune") to acquire all patent and other intellectual property rights relating to Anogesic, a topical product candidate for the treatment of anal fissures and hemorrhoids. The Company's expenses relating to product development and clinical trials are expected to increase during 1998 and thereafter as a result of clinical trial expenses relating to Anogesic. Although the purchase price for Anogesic is payable in Cellegy Common Stock, the Company recorded a non-cash charge to operations for in process technology of $3,843,000 upon completion of the Anogesic acquisition in 1997.

Results of Operations

     Revenues. The Company had revenues of $828,000 and $648,000 in 1997 and 1996, respectively. In 1997, revenues consisted of $529,000 for development funding associated with the Glaxo license agreement, $224,000 related to an Orphan Drug grant from the FDA to cover certain of the Company's clinical trial costs for Glylorin, and $75,000 from Neutrogena for the reimbursement of patent expenses incurred by Cellegy related to a license agreement with Neutrogena. In 1996, revenues consisted of $559,000 associated with the Glaxo license agreement, $74,000 from FDA Orphan Drug grant payments and $15,000 associated with the Neutrogena licensing agreement. The Company expects to receive lower levels of development funding and milestones from Glaxo over the next several quarters, but is pursuing other licensing and product supply agreements which, if entered into, may result in additional contract revenues or product sales. There can be no assurances regarding when, or if, such revenues will occur. Through the end of the Orphan Drug grant period on September 30, 1998, the Company expects to receive approximately $50,000 in FDA Orphan Drug grant funding.

     Research and Development Expenses. Research and development expenses were $3,786,000 in 1997, compared with $2,712,000 in 1996. The increase of $1,074,000 was primarily due to salary costs associated with the addition of scientific personnel, as well as increased contract research expenses. Cellegy's research expenses are expected to increase during 1998 as preclinical and clinical trial activity associated with its Anogesic, transdermal testosterone gel and anti-wrinkling programs increases and as it continues to focus on the identification and testing of compounds using the Company's drug delivery technologies, including PERMEATE and CELLEDIRM. The Company plans to accelerate hiring in research and development in order to accomplish its goals.

     Although the Company's expenses related to Glylorin are expected to decrease significantly, Cellegy's total research expenses are expected to increase in the future as preclinical and clinical trial activity associated with its research programs increases. The Company has increased its research spending in 1997 and expects to increase its research  spending  again  during 1998 as a result of its  efforts to  identify, develop and test compounds using the Company's PERMEATE and CELLEDIRM technologies.

     General and Administrative Expenses. General and administrative expenses remained comparable at $1,608,000 in 1997, and $1,634,000 in 1996. The Company's general and administrative expenses are expected to increase in the future in support of its research and product commercialization efforts and the planned expansion and consolidation of its office and laboratory facilities.

     Acquired in Process Technology. Acquired in process technology expenses were $3,843,000 in 1997. No such charges were recorded in 1996. This non-cash charge to operations resulted from Common Stock issued pursuant to the Anogesic purchase agreement the Company signed with Neptune. The Company expects to have additional non-cash charges in connection with future stock issuances if and when certain milestones are achieved. However, no such charges are expected during 1998. Although the dollar amount of future milestone payments is fixed by the agreement, the amount of the non-cash accounting charge will vary as a function of the share price of Cellegy's Common Stock at the time the milestone is achieved. Such payments could result in issuance of a significant number of shares of Common Stock.

     Interest Income and Expense. The Company earned $556,000 in interest income for 1997, compared with $330,000 for 1996. The additional interest income earned during 1997 was due to higher average investment balances during that period resulting from proceeds associated with a private placement in July 1997 and a public offering of Common Stock in November 1997. No interest expense was incurred during 1997 or 1996. However, the Company may incur such expenses in future periods for a planned tenant improvement loan associated with its facility expansion.

     Net Loss. The net loss applicable to common shareholders was $7,889,000 or $1.18 per share in 1997, compared with a net loss of $4,782,000 or $1.11 per share in 1996. The net loss applicable to common shareholders in 1997 was impacted by the significant non-cash acquired in process technology charge of $3,843,000 and a non-cash preferred dividend of $35,000. The net loss, excluding these charges, was $4,011,000.

Liquidity and Capital Resources

     The Company has experienced net losses and negative cash flow from operations each year since its inception. Through December 31, 1997, the Company had incurred an accumulated deficit of $22.8 million and had consumed cash from operations of $15.7 million. The Company's public financings included approximately $6.4 million in net proceeds from its initial public offering in August 1995, approximately $6.8 million in net proceeds from a preferred stock financing in April 1996, approximately $3.8 million in net proceeds from a private placement of Common Stock in July 1997, and approximately $13.8 million in net proceeds for a secondary public offering in November 1997.

     The Company's cash and investments were $21.7 million at December 31, 1997, compared to $7.3 million at December 31, 1996. The increase of $14.4 million during 1997 was principally due to additional funds received in the private placement completed in July 1997 and the secondary public offering in November 1997, offset by net cash used in operating activities.

     The Company's operations have and will continue to use substantial amounts of cash. The Company has no current source of significant ongoing revenues or capital beyond existing cash and investments. In order to complete the research and development and other activities necessary to commercialize its products, additional financing may be required. The Company's future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of its research and development programs, the progress and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals and complying with pre- and post-approval regulatory requirements, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing.

     In the course of its development activities, the Company has incurred significant losses and expects to incur substantial additional development costs. As a result, the Company will require additional funds to finance operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for the Company to finance its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs. The Company believes that available cash resources and the interest thereon will be adequate to satisfy its capital needs through at least December 31, 1999.

     As of December 31, 1997, the Company had federal and state income tax net operating loss carryforwards of approximately $16,576,000 and $5,413,000, respectively, which expire between 2004 and 2012, and 1997 and 2002, respectively. The Company also had federal and state research tax credit carryforwards of approximately $354,000 and $187,000, respectively. The federal credits expire between 2006 and 2012; the state credits have no expiration date.

     Impact of Year 2000. Certain older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations. The Company intends to complete an assessment by June 1998, and plans to modify or replace portions of its software, if necessary, so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost has not been estimated; however, the Company believes that the potential expenditures will not have a material impact on the Company. To date, the Company has not incurred any expenses related to the assessment of the Year 2000 issue or the purchase of new software. The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue may have a material impact on the operations of the Company.

Factors That May Affect Future Operating Results

     History of Losses; Future Profitability Uncertain. The Company has a history of operating losses and expects to incur substantial additional expenses with resulting quarterly losses over at least the next several years as it continues to develop its potential products and to devote significant resources to preclinical studies, clinical trials and manufacturing. As of December 31, 1997, the Company had an accumulated deficit of approximately $22.9 million. To date, the Company has not sought regulatory approval to distribute any products. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain. No assurance can be given that the Company's product development efforts will be successful, that required regulatory approvals can be obtained, that potential products can be manufactured at an acceptable cost and with appropriate quality or that any approved products can be successfully marketed.

     The Company has not generated any significant revenues from product sales or royalties from licenses of the Company's technology, and most of the potential products that may be marketed by the Company, if any, are not expected to be marketed or approved for marketing for at least the next several years. Moreover, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, preclinical, clinical, administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations, royalties on product sales or other sources, the Company expects to incur substantial and increased operating losses in the foreseeable future as certain of its earlier stage potential products move into clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional facilities or capacity, and as the

Company invests in research or acquires additional technologies, product candidates or businesses. The amount of net losses and the time required to reach sustained profitability are highly uncertain. To achieve sustained profitable operations, the Company, alone or with its collaborative partners, must successfully discover, develop, obtain regulatory approvals for and market its potential pharmaceutical products. No assurances can be given that the Company will be able to achieve or sustain profitability, and results are expected to fluctuate from quarter to quarter.

     Uncertainty of Clinical Trial Results. Before obtaining regulatory approval for the commercial sale of many of its potential drug products, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. There can be no assurance that the Company will be permitted to undertake or continue clinical trials for any of its potential products or, if such trials are permitted, that such products will be demonstrated to be safe and efficacious. Moreover, the results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in later-stage clinical trials, as was the case with the Phase III trial results announced by Cellegy in March 1998 regarding Glylorin. Thus, there can be no assurance that the Company's present or future clinical trials, for example, the planned Phase III clinical trials relating to Anogesic or testosterone, will demonstrate the safety and efficacy of any potential products or will result in approval to market products.

     The Company's topical prescription candidate, Glylorin, has been licensed by Cellegy to Glaxo and recently completed Phase III clinical trials in the United States. See "Business - Products Under Development Prescription Topical Products - Glylorin." There can be no assurance that the outcome of the current Phase II clinical trials on ichthyosis vulgaris will be favorable, that further clinical studies will not be needed for Glylorin, that the FDA will approve Glylorin for marketing or that current or future clinical trials of any of the Company's other product candidates, including Anogesic and testosterone, will be successfully completed or lead to FDA approval. The failure of Glylorin to successfully complete its current Phase II or any future clinical testing, including toxicology studies, could have a material adverse effect on the Company.

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

     Early Stage of Product Development. With the exception of certain skin care cosmeceutical products, Cellegy has not yet completed the development of its proposed products or sought regulatory approval for the marketing of drug products and has not begun to market or generate revenues from the commercialization of products. Development of most of the Company's products will require significant additional research and development. All of the Company's product development efforts are based upon technologies and therapeutic approaches that have not been widely tested or used. Moreover, the Company's beliefs regarding the therapeutic and commercial potential for its products are based on studies conducted to date, and later studies may not support the Company's current beliefs. In addition, results of the Company's studies have not been published in medical journals or reviewed by independent third parties, and as a result have not been subjected to the same degree of scrutiny as results that have been published or subjected to review by independent parties.

     The Company's potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that the Company's therapeutic approaches will not be successful; that the results from future clinical trials may not correlate with any safety or effectiveness results from prior clinical studies conducted by the Company or others; that some or all of the Company's potential products will not be successfully developed or will not be found to be safe and effective by the FDA, or otherwise will fail to meet applicable regulatory standards or receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture in commercial quantities at reasonable costs or will be uneconomical to market; that proprietary rights of third parties will preclude the Company from commercializing such products; or that third parties will market superior or equivalent products. There can be no assurance the Company's research and development activities will result in any commercially viable products.

     Possible FDA Regulation of Cosmeceutical Products as Drugs. The Company intends to introduce products that will compete in the cosmeceutical market. "Cosmeceuticals" are not defined in the FD&C Act. The FDA has not defined the term by regulation and may consider use of the term to imply drug-like qualities. Cosmeceuticals (a hybrid of the words "cosmetics" and "pharmaceuticals") are products that contain active ingredients which, when applied to the skin, will enhance appearance. Cosmeceuticals which satisfy the definition of a cosmetic under the FD&C Act and which are not also drugs under that statute are not subject to the same FDA requirements as drug products. For example, cosmeceutical products that constitute cosmetics (but not drugs as well) as defined by applicable federal laws may be marketed to consumers without prior approval by the FDA, and without requiring a prescription from a physician. The Company intends to develop a number of cosmeceutical products, including a product that will compete in what is generally referred to as the "anti-wrinkling" market.

     The FDA has at times in the past contended, and may in the future contend, that one or more cosmeceutical products, including the Company's or competitors' anti-wrinkling products that are currently marketed or may in the future be marketed, are not cosmetics but instead are subject to regulation as drugs. Even if the FDA were not ultimately to prevail with regard to such a contention, such a claim by the FDA could have a material adverse effect on the Company's ability to market its proposed cosmeceutical products and could significantly delay or prohibit marketing of such products. The extent to which different kinds of current or future cosmeceutical products of the Company or its competitors are subject to FDA regulation as drugs, and the extent to which the FDA will seek to become more active in regulating cosmeceutical products, such as products that compete in the "anti-wrinkling" market, is uncertain, but will depend in part on the claims made for the cosmeceuticals by their manufacturers and marketers. See "Business -- Government Regulation." The inability of the Company to market its proposed cosmeceutical products as cosmetics without prior FDA approval could have a material adverse effect on the Company's business and financial condition.

     Competition and Technological Change. The pharmaceutical industry is subject to rapid and significant technological change. In the development and marketing of topical prescription drugs, skin care and other cosmeceutical products and drug delivery systems, Cellegy faces intense competition. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical, chemical, cosmetic, consumer product, and biotechnology companies, specialized firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or that would render the Company's technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, production and marketing capabilities and regulatory experience than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care. There can be no assurance that the Company's products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will obtain regulatory approval in the United States or elsewhere. The Company also competes with universities developing drug delivery technologies and with several companies which have been formed to develop unique delivery systems. In addition, these companies and academic and research institutions compete with Cellegy in recruiting and retaining highly qualified scientific and management personnel.

     Patents and Proprietary Technology. The Company's success depends, in part, on its ability to obtain patent protection for its products and methods, both in the United States and in other countries. Several of the Company's products are based on existing compounds with a history of use in humans but which are being developed by the Company for new therapeutic use in skin diseases unrelated to the systemic diseases for which the compounds were previously approved. The Company cannot obtain composition patent claims on the compound itself, and will instead need to rely on patent claims, if any, directed to use of the compound to treat certain conditions or to specific formulations. The Company may not be able to prevent a competitor from using that formulation or compound for a different purpose. No assurance can be given that any additional patents will be issued to the Company, that the protection of any patents issued in the future will be significant or that current or future patents will be held valid if subsequently challenged.

     The patent position of companies engaged in businesses such as the Company's business generally is uncertain and involves complex legal and factual questions. There is a substantial backlog of patent applications at the United States Patent and Trademark Office ("USPTO"). Further, issued patents can later be held invalid by the patent office issuing the patent or by a court. There can be no assurance that any patent applications relating to the Company's products or methods will issue as patents, or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage to the Company. In addition, many other entities are engaged in research and product development efforts in drug delivery, skin biology and cosmeceutical fields that may overlap with the Company's currently anticipated and future products, and such other entities may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by the Company. These rights may prevent the Company from commercializing technology, or may require the Company to obtain a license from the entity to practice the technology. There can be no assurance that the Company will be able to obtain any such licenses that may be required on commercially reasonable terms, if at all, or that the patents underlying any such licenses will be valid or enforceable. Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to United States patents as extensively as those rights are protected in the United States. As with other companies in the pharmaceutical industry, the Company is subject to the risk that persons located in such countries will engage in development, marketing or sales activities of products that would infringe the Company's patent rights if such activities were in the United States.

     The agreements with the University of California pursuant to which the Company has exclusive license rights to certain drug delivery and other technology contain certain development and performance milestones which the Company must satisfy in order to retain such rights. While the Company currently believes it will be able to satisfy the revised milestone dates, a loss of rights to these technologies could have a material adverse effect on the Company.

     Dependence on Collaborative Partners. In view of the early stage of the Company and its research and development programs, the Company has restricted hiring to research and development scientists and a small administrative staff and has made limited or no investment in marketing, product sales and regulatory compliance resources. The Company has granted to Glaxo certain exclusive rights to commercialize Glylorin for the indications covered by the Company's agreement with Glaxo, and may in the future enter into agreements with certain of its collaborative partners granting similar rights with respect to other products. The Company has other collaborative agreements with certain third party companies or academic institutions, and intends to enter into other collaborative agreements in the future, relating to the research, development, manufacture and marketing of certain potential products. In some cases, the Company is relying, and in the future will rely, on its collaborative partners to conduct clinical trials, to compile and analyze the data received from such trials, to obtain regulatory approvals and, if approved, to manufacture and market these products. As a result, the Company may have little or no control over the development of these potential products and little or no opportunity to review clinical data before or after public announcement. There can be no assurance that the Company will be able to establish any such collaborative arrangements or that they will be successful. Failure to enter into any such arrangements that in the future might be necessary could have a material adverse effect on the Company's business and financial condition.

     Government Regulation and Drug Product Approvals. The research, development, testing, manufacture, labeling, distribution, marketing and advertising of products such as the Company's products and its ongoing research and development activities are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. The extensive preclinical and clinical testing requirements and regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities require a number of years and the expenditure of substantial resources. There can be no assurance that the Company will be able to obtain the necessary approvals for clinical testing or for the marketing of products on a timely basis or at all. Moreover, additional government regulations may be established that could prevent or delay regulatory approval of the Company's products. Delays in obtaining regulatory approvals could have a material adverse effect on the Company's business and results of operations. Even if regulatory approval of a product is granted, such approval may include significant limitations on the indicated uses of the product or the manner in which or conditions under which the product may be marketed. For example, even if the Company seeks FDA approval of a product for non-prescription consumer sales, the FDA could instead require that the product be distributed by means of a prescription before considering approval for distribution as a non-prescription product. Prescription only approval, which the Company believes is common where a company seeks approval for a product involving a new compound or a compound previously approved for other uses, could delay for several years, or indefinitely, distribution through the non-prescription channel of the Company's products which are subject to premarket review and approval by the FDA. Moreover, failure to comply with regulatory requirements for marketing drugs, or if the Company's cosmeceutical products are deemed to be drugs by the FDA, could subject the Company to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions against production, distribution, sales and marketing, civil penalties, criminal prosecution of the Company, its officers or employees, refusals to approve new products and suspensions and withdrawals of existing approvals, as well as potentially increased product liability exposure. Sales of the Company's products outside the United States will be subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of the Company's products in those countries. See "Business -- Government Regulation."

     Limited Experience with Clinical Trials. The Company has conducted only a limited number of clinical trials to date. There can be no assurance that the Company will be able to successfully commence and complete all of its planned clinical trials without significant additional resources and expertise. In addition, there can be no assurance that the Company will meet its contemplated development schedule for any of its potential products. The inability of the Company or its existing or any future collaborative partners to commence or continue clinical trials as currently planned, to complete the clinical trials on a timely basis or to demonstrate the safety and efficacy or its potential products, would have a material adverse effect on the business and the financial condition of the Company.

     Future Capital Needs; Uncertainty of Additional Funding. The Company's operations to date have consumed substantial amounts of cash. The Company's cash needs are expected to continue to increase significantly over at least the next several years in order to fund the additional expenses the Company will incur as it expands its current research and development programs, particularly in the drug delivery, prescription pharmaceutical and cosmeceutical product areas. The Company has no current source of significant ongoing revenues or capital beyond existing cash and payments, if any, that may be received pursuant to the existing licensing agreements with Glaxo. In order to complete the research and development and other activities necessary to commercialize its products, additional financing may be required. The Company's future expenditures and capital requirements depend on numerous factors, including, without limitation, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals and complying with pre- and post-regulatory approval requirements, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, the purchase of capital equipment and any funding that may be received from third parties pursuant to license, development or other agreements that the Company may enter into in the future and the level of royalties or revenues, if any, from commercial product sales.

     As a result, the Company may seek private or public equity investments and future collaborative arrangements with third parties to help fund its future cash needs. There is no assurance that such funding will be available on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs. The Company believes that available cash resources and the interest thereon will be adequate to satisfy its capital needs through at least December 31, 1999.

     Limited Sales and Marketing Experience. The Company may market certain of its products, if successfully developed and approved, through a direct sales force in the United States and through sales and marketing partnership arrangements or distribution arrangements outside the United States. The Company has no history or experience in sales, marketing or distribution. To market its products directly, the Company must either establish a marketing group and direct sales force or obtain the assistance of one or more third parties. There can be no assurance that the Company will be able to establish sales and distribution capabilities or succeed in gaining market acceptance for its products. If the Company enters into marketing or licensing arrangements with established pharmaceutical companies, the Company's revenues will be subject to the payment provisions of such arrangements and will be dependent on the efforts of third parties. There can be no assurance that the Company will be able to successfully establish a direct sales force or that its collaborators will effectively market any of the

Company's  potential  products,   and  the  inability  of  the  Company  or  its
collaborators to do so could have a material adverse effect on the business and financial condition of the Company.

     Manufacturing Limitations; Suppliers. The Company has no experience in manufacturing commercial quantities of its potential products and currently does not have any capacity to manufacture potential products on a commercial scale itself. The Company currently relies on a third party to manufacture unprocessed compounds into therapeutic products. Although the Company believes that there will be adequate third party manufacturers, there can be no assurance that the Company will be able to enter into acceptable agreements with third party manufacturers, and the Company is and will be dependent upon third party contract manufacturers for such production. There can be no assurance that the Company will continue to be able to obtain contract manufacturing on commercially acceptable terms for compounds or products and quantities currently obtainable. There can be no assurance that manufacturing or quality control problems will not arise at the manufacturing plants of the Company's contract manufacturers or that such manufacturers will be able to maintain the compliance with the FDA's current good manufacturing practice requirements necessary to continue manufacturing the Company's products.

     Uncertainty Related to Health Care Industry. The health care industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of human therapeutics. Cost containment measures, whether instituted by health care providers or enacted as a result of government health administration regulators or new regulations, such as pricing limitations or formulating eligibility for dispensation by medical providers, could result in greater selectivity in the availability of treatments. Such selectivity could have an adverse effect on the Company's ability to sell its prescription products and there can be no assurance that adequate third party coverage will be available for the Company to maintain price levels sufficient to generate an appropriate return on its investment in product development. Third-party payors are increasingly focusing on the cost-benefit profile of alternative therapies and prescription drugs and challenging the prices charged for such products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices or proposals to reform health care or reduce government insurance programs or result in lower prices or reduced markets for the Company's products. The cost containment measures and reforms that government institutions and third party payors are considering instituting could result in significant and unpredictable changes to the marketing, pricing and reimbursement practices of prescription drugs marketed by bio-pharmaceutical companies such as the Company. The adoption of any such measures or reforms could have a material adverse effect on the business and financial condition of the Company. However, cosmeceutical products generally are not reimbursed by third party payors.

     Dependence Upon Key Employees. The success of the Company is dependent upon the efforts of its senior management team, including Dr. Carl R. Thornfeldt, Chairman of the Board of Directors and Medical Director of the Company, and K. Michael Forrest, Chief Executive Officer of the Company. A change in the association of these individuals or other officers and directors of the Company could adversely affect the Company if suitable replacement personnel could not be employed. The success of the Company also depends upon its ability to continue to attract and retain qualified scientific and technical personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development or expansion of its business.

     Environmental Regulation. The Company is subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, discharge, handling and disposal of certain materials and wastes used in its operations, some of which are classified as "hazardous." There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws, the Occupational Safety and Health Act, and state, local and foreign counterparts to such laws, rules and regulations as its activities are increased or that the operations, business and future profitability of the Company will not be adversely affected by current or future laws, rules and regulations. The risk of accidental contamination or injury from hazardous materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In any event, the cost of defending claims arising from such contamination or injury could be substantial. In addition, the Company cannot predict the extent of the adverse effect on its business or the financial and other costs that might result from any new government requirements arising out of future legislative, administrative or judicial actions.

     Risk of Product Liability; Limited Product Liability Insurance. The testing, marketing and sale of human health care products entails an inherent risk of allegations of product liability. There can be no assurance that substantial product liability claims will not be asserted against the Company. The Company has obtained limited amounts of insurance relating to its clinical trials. There can be no assurance that the Company will be able to obtain or maintain insurance on acceptable terms for its clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities.

     Anti-Takeover Provisions. Certain provisions of the Company's Amended and Restated Articles of Incorporation, as well as the California General Corporation Law, could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of the Company without approval of the Company's Board of Directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. Certain of such provisions allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could adversely affect the voting power of holders of Common Stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. The Company has no current plans to issue shares of preferred stock. The Company is also subject to the provisions of Section 1203 of the California General Corporation Law which requires that a fairness opinion be provided to the Company's shareholders in connection with their consideration of any proposed "interested party" reorganization transaction.

     Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Common Stock, like the stock prices of many publicly-traded pharmaceutical, chemical, consumer, and biotechnology companies, may prove to be highly volatile. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical products, sales of a large number of shares of Common Stock in the market and economic and other external factors, as well as period-to-period fluctuations in financial results, among other factors, may have a significant impact on the market price of the Common Stock.

ITEM 7:           FINANCIAL STATEMENTS

     The financial statements and supplementary data required by item 7 are set forth below on pages F-1 through F-20 of this report.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9:           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned "Election of Cellegy Directors" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders expected to be held on May 28, 1998. Such information is incorporated herein by reference. Information required by this Item with respect to executive officers may be found in Part I hereof in the section captioned "Executive Officers of the Registrant."

ITEM 10:          EXECUTIVE COMPENSATION

     Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders expected to be held on May 28, 1998. Such information is incorporated herein by reference.

ITEM 11:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders expected to be held on May 28, 1998. Such information is incorporated herein by reference.

ITEM 12:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this Item may be found in the section captioned "Executive Compensation --Certain Transactions" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders expected to be held May 28, 1998. Such information is incorporated herein by reference.

                                     PART IV

ITEM 13:          EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

     (a) The following exhibits are attached hereto or incorporated herein by reference:


  Exhibit
  Number    Exhibit Title
  ------    -------------

   2.1 Asset Purchase Agreement dated December 31, 1997 between the Company and Neptune Pharmaceutical Corporation. (Confidential treatment has been granted with respect to portions of this agreement.) (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3 declared effective on February 19, 1998.)

   3.1 Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-93288 LA) declared effective on August 11, 1995 (the "SB-2").)

   3.2 Bylaws of the Company. (Incorporated by reference to Exhibit 3.3 to the SB-2.)

   4.1      Specimen  Common Stock  Certificate.  (Incorporated  by reference to
            Exhibit 4.1 to the SB-2.)

   4.2      Specimen Warrant Certificate.  (Incorporated by reference to Exhibit
            4.2 to the SB-2.)

   4.3 Form of Warrant Agreement Between the Company and First Interstate Bank of California. (Incorporated by reference to Exhibit 4.3 to the SB-2.)

   4.4      Form  of  Representatives'   Warrant  Agreement.   (Incorporated  by
            reference to Exhibit 27.2 to the SB-2.)

   4.5 Certificate of Determination, as amended, relating to the Series A Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 1996 (the "Q1 1996 Form 10-QSB").)

   4.6 Securities Subscription Agreement dated April 1996 relating to the Series A Preferred Stock. (Incorporated by reference to Exhibit 4.2 to the Q1 1996 Form 10-QSB.)

   4.7 Registration Rights Agreement dated April 18, 1996 relating to the Series A Preferred Stock. (Incorporated by reference to Exhibit 4.3 to the Q1 1996 Form 10-QSB.)

  10.1 License Option Agreement, dated April 16, 1992, between the Company and Neutrogena. (Incorporated by reference to Exhibit 10.1 to the SB-2.)

  10.2 Azelaic Acid Agreement, dated April 16, 1992, between the Company and Neutrogena. (Incorporated by reference to Exhibit 10.2 to the SB-2.)

  10.3 Metabolic Moisturizer OTC License Agreement, dated April 16, 1992, between the Company and Neutrogena. (Incorporated by reference to Exhibit 10.3 to the SB-2.)

  10.4 Patent License Agreement, effective June 1, 1994, between the Company and Neutrogena. (Incorporated by reference to Exhibit 10.4 to the SB-2.)

  10.5      Barrier Repair  Formulations  License  Agreement,  dated October 26,
            1993  between  the  Company  and  the   University  of   California.
            (Incorporated by reference to Exhibit 10.5 to the SB-2.)

  10.6 License Agreement, dated March 4, 1994, regarding Drug Delivery by Skin Barrier Disruption, between the Company and University of California. (Incorporated by reference to Exhibit 10.6 to the SB-2.)

 Exhibit
 Number          Exhibit Title
 ------          -------------

 *10.7 Employment Agreement, dated as of January 21, 1996, between the Company and Dr. Carl Thornfeldt. (Incorporated by reference to
            Exhibit 10.7 to the Company's Form 10-KSB for fiscal year ended December 31, 1995 (the "1995 Form 10-KSB".)

  10.8 Amended and Restated Registration Rights Agreement dated April 10, 1992. (Incorporated by reference to Exhibit 10.11 to the SB-2.)

 *10.9 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the SB-2.)

  10.10 Secured Debenture and Warrant Purchase Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.13 to the SB-2.)

  10.11 Amended and Restated Registration Rights Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.14 to the SB-2.)

  10.12 Warrant Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.15 to the SB-2.)

  10.13 Agency Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.16 to the SB-2.)

 *10.14     1995 Equity  Incentive  Plan  (Incorporated  by reference to Exhibit
            10.17 to the 1995 Form 10-KSB.)

 *10.15     1995  Directors'  Stock  Option Plan  (Incorporated  by reference to
            Exhibit 10.18 to the 1995 Form 10-KSB.)

  10.16 Standard Industrial Lease dated April 6, 1992, between the Company and H&H Management. (Incorporated by reference to Exhibit 10.20 to the 1995 Form 10-KSB.)

 *10.17 Employment Agreement dated November 20, 1996, between the Company and K. Michael Forrest. (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for fiscal year ended December 31, 1996 (the "1996 Form 10-KSB".)

  10.18 Exclusive Licensing Agreement for Glylorin between the Company and Glaxo Wellcome Inc. dated November 11, 1996. (Confidential treatment has been granted with respect to portions of this agreement.)
            (Incorporated  by  reference  to  Exhibit  10.20  to the  1996  Form
            10-KSB.)

 *10.19 Consulting Agreement between the Company and Dr. Peter M. Elias dated May 1, 1996. (Incorporated by reference to Exhibit 10.21 to the 1996 Form 10-KSB.)

   23.1     Consent of Ernst & Young LLP, Independent Auditors.

   24.1     Power of Attorney (See signature page.)

   27.1     Financial Data Schedule.
----------------

*  Represents a management contract or compensatory plan or arrangement.

      (b)Reports on Form 8-K

     On November 3, 1997, the Company signed a letter of intent with Neptune Pharmaceutical Corporation to acquire all patent and intellectual property rights relating to "Anogesic", a topical product candidate for the treatment of anal fissures and hemorrhoids. This event was reported on a Form 8-K filed on November 12, 1997. The final purchase agreement for this product was signed on December 31, 1997. This product acquisition was reported on a Form 8-K on January 14, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California, on the 31st day of March, 1998.

                                 CELLEGY PHARMACEUTICALS, INC.

                                 By:  /s/  K. MICHAEL FORREST
                                      ---------------------------------------
                                           K. Michael Forrest
                                           President and Chief Executive Officer

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

                            Name                                       Title                             Date

Principal Executive Officer:

    /s/              K. MICHAEL FORREST             President, Chief Executive Officer and          March 31, 1998
--------------------------------------------            Director
                     K. Michael Forrest

Principal Financial Officer
and Principal Accounting Officer:

    /s/              A. RICHARD JUELIS              Vice President, Finance, Chief Financial        March 31, 1998
-------------------------------------------             Officer and Secretary
                     A. Richard Juelis

Directors:

    /s/           CARL R. THORNFELDT, M.D.          Chairman of the Board of Directors              March 31, 1998
-------------------------------------------
                  Carl R. Thornfeldt, M.D.

    /s/                JACK L. BOWMAN               Director                                        March 31, 1998
-------------------------------------------
                       Jack L. Bowman

    /s/            DENIS R. BURGER, PH.D.           Director                                        March 31, 1998
-------------------------------------------
                   Denis R. Burger, Ph.D.

    /s/              TOBI B. KLAR, M.D.             Director                                        March 31, 1998
-------------------------------------------
                     Tobi B. Klar, M.D.

    /s/               ALAN A. STEIGROD              Director                                        March 31, 1998
-------------------------------------------
                      Alan A. Steigrod

    /s/                LARRY J. WELLS               Director                                        March 31, 1998
-------------------------------------------
                       Larry J. Wells

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    EXHIBITS

                                       to

                                   Form 10-KSB




                                      Under

                       THE SECURITIES EXCHANGE ACT OF 1934


                                   ----------


                          CELLEGY PHARMACEUTICALS, INC.

                           INDEX TO EXHIBITS

  Exhibit                                                                Page
  Number    Description                                                   No.
  ------    -----------                                                   ---

   2.1 Asset Purchase Agreement dated December 31, 1997 between the Company and Neptune Pharmaceutical Corporation. (Confidential treatment has been granted with respect to portions of this agreement.) (Incorporated by reference to
            Exhibit 4.4 of the Company's Registration Statement on Form S-3 declared effective on February 19, 1998.)

   3.1 Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-93288 LA) declared effective on August 11, 1995 (the "SB-2").)

   3.2 Bylaws of the Company. (Incorporated by reference to Exhibit 3.3 to the SB-2.)

   4.1      Specimen  Common  Stock   Certificate.   (Incorporated  by
            reference to Exhibit 4.1 to the SB-2.)

   4.2 Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.2 to the SB-2.)

   4.3 Form of Warrant Agreement Between the Company and First Interstate Bank of California. (Incorporated by reference to Exhibit 4.3 to the SB-2.)

   4.4 Form of Representatives' Warrant Agreement. (Incorporated by reference to Exhibit 27.2 to the SB-2.)

   4.5 Certificate of Determination, as amended, relating to the Series A Preferred Stock. (Incorporated by reference to
            Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 1996 (the "Q1 1996 Form 10-QSB").)

   4.6      Securities   Subscription   Agreement   dated  April  1996
            relating to the Series A Preferred Stock. (Incorporated by reference to Exhibit 4.2 to the Q1 1996 Form 10-QSB.)

   4.7      Registration   Rights   Agreement  dated  April  18,  1996
            relating to the Series A Preferred Stock. (Incorporated by reference to Exhibit 4.3 to the Q1 1996 Form 10-QSB.)

  10.1 License Option Agreement, dated April 16, 1992, between the Company and Neutrogena. (Incorporated by reference to Exhibit 10.1 to the SB-2.)

  10.2 Azelaic Acid Agreement, dated April 16, 1992, between the Company and Neutrogena. (Incorporated by reference to Exhibit 10.2 to the SB-2.)

  10.3      Metabolic  Moisturizer OTC License Agreement,  dated April
            16,   1992,    between   the   Company   and   Neutrogena.
            (Incorporated by reference to Exhibit 10.3 to the SB-2.)

  10.4 Patent License Agreement, effective June 1, 1994, between the Company and Neutrogena. (Incorporated by reference to Exhibit 10.4 to the SB-2.)

  10.5 Barrier Repair Formulations License Agreement, dated October 26, 1993 between the Company and the University of California. (Incorporated by reference to Exhibit 10.5 to the SB-2.)

  10.6 License Agreement, dated March 4, 1994, regarding Drug Delivery by Skin Barrier Disruption, between the Company and University of California. (Incorporated by reference to Exhibit 10.6 to the SB-2.)

  Exhibit                                                                Page
  Number    Description                                                   No.
  ------    -----------                                                   ---

 *10.7 Employment Agreement, dated as of January 21, 1996, between the Company and Dr. Carl Thornfeldt. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for fiscal year ended December 31, 1995 (the "1995 Form 10-KSB".)

  10.8 Amended and Restated Registration Rights Agreement dated April 10, 1992. (Incorporated by reference to Exhibit
            10.11 to the SB-2.)

 *10.9      1992 Stock  Option  Plan.  (Incorporated  by  reference to
            Exhibit 10.12 to the SB-2.)

  10.10 Secured Debenture and Warrant Purchase Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.13 to the SB-2.)

  10.11 Amended and Restated Registration Rights Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.14 to the SB-2.)

  10.12     Warrant   Agreement   dated  as  of  February   10,  1995.
            (Incorporated by reference to Exhibit 10.15 to the SB-2.)

  10.13     Agency   Agreement   dated  as  of  February   10,   1995.
            (Incorporated by reference to Exhibit 10.16 to the SB-2.)

 *10.14     1995 Equity  Incentive Plan  (Incorporated by reference to
            Exhibit 10.17 to the 1995 Form 10-KSB.)

 *10.15     1995  Directors'   Stock  Option  Plan   (Incorporated  by
            reference to Exhibit 10.18 to the 1995 Form 10-KSB.)

  10.16 Standard Industrial Lease dated April 6, 1992, between the Company and H&H Management. (Incorporated by reference to Exhibit 10.20 to the 1995 Form 10-KSB.)

 *10.17 Employment Agreement dated November 20, 1996, between the Company and K. Michael Forrest. (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for fiscal year ended December 31, 1996 (the "1996 Form 10-KSB".)

  10.18 Exclusive Licensing Agreement for Glylorin between the Company and Glaxo Wellcome Inc. dated November 11, 1996. (Confidential treatment has been granted with respect to portions of this agreement.) (Incorporated by reference to
            Exhibit 10.20 to the 1996 Form 10-KSB.)

 *10.19 Consulting Agreement between the Company and Dr. Peter M. Elias dated May 1, 1996. (Incorporated by reference to
            Exhibit 10.21 to the 1996 Form 10-KSB.)

   23.1     Consent of Ernst & Young LLP, Independent Auditors.

   24.1     Power of Attorney (See signature page.)

   27.1     Financial Data Schedule.

----------------
*  Represents a management contract or compensatory plan or arrangement.

                     Index to Financial Statements

                                                                          Page
                                                                         -------

Report of Ernst & Young LLP, Independent Auditors .......................  F-2

Balance Sheets ..........................................................  F-3

Statements of Operations ................................................  F-4

Statements of Shareholders' Equity .....................................   F-5

Statements of Cash Flows ...............................................   F-8

Notes to Financial Statements .........................................    F-10

           Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Cellegy Pharmaceuticals, Inc.


         We have audited the accompanying balance sheets of Cellegy Pharmaceuticals, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for the years then ended, and for the period from June 26, 1989 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion,  the  financial  statements  referred to above  present fairly, in all material respects, the financial position of Cellegy Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, and for the period from June 26, 1989 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.


                                                     ERNST & YOUNG LLP


San Jose, California
February 3, 1998

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                                 Balance Sheets
                                                                                          December 31,
                                                                                   ----------------------------
                                                                                       1997            1996
                                                                                   ------------    ------------
Assets
Current assets:
     Cash and cash equivalents .................................................   $  1,821,791    $     36,453
     Short-term investments ....................................................      7,481,870       5,255,668
     Other current assets ......................................................      1,011,913         350,561
                                                                                   ------------    ------------
Total current assets ...........................................................     10,315,574       5,642,682
Property and equipment, net ....................................................         13,663          31,281
Long-term investments ..........................................................     12,422,230       2,022,499
                                                                                   ------------    ------------
Total assets ...................................................................   $ 22,751,467    $  7,696,462
                                                                                   ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ..................................   $    705,153    $    270,013
     Deferred revenue ..........................................................        500,000            --
     Accrued research fees .....................................................        154,665          21,000
     Accrued compensation and related expenses .................................         37,220          17,958
                                                                                   ------------    ------------
Total current liabilities ......................................................      1,397,038         308,971
Shareholders' equity:
     Preferred  stock,  no par  value;  5,000,000  shares  authorized:  Series A convertible preferred stock; 1,100 shares designated;  no shares issued or outstanding at December 31, 1997 and 195 shares issued and
         outstanding at December 31, 1996 ......................................           --         2,161,271
     Common stock, no par value; 20,000,000 shares authorized: 10,123,751 shares issued and outstanding at December 31, 1997 and 5,152,752 shares issued
         and outstanding at December 31, 1996 ..................................     44,192,387      20,141,370
     Unrealized gain (loss) on investments .....................................        (11,833)         22,167
     Deficit accumulated during the development stage ..........................    (22,826,125)    (14,937,317)
                                                                                   ------------    ------------
     Total shareholders' equity ................................................     21,354,429       7,387,491
                                                                                   ------------    ------------
Total liabilities and shareholders' equity .....................................   $ 22,751,467    $  7,696,462
                                                                                   ============    ============

                             See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                            Statements of Operations

                                                                                     Period from
                                                                                    June 26, 1989
                                                                                     (inception)
                                                       Years ended December 31,        through
                                                     ----------------------------    December 31,
                                                         1997            1996           1997
                                                     ------------    ------------    ------------
Revenues:
     Licensing and contract revenue from affiliate   $       --      $     15,000    $  1,145,373
     Licensing, milestone, and development funding        603,700         559,157       1,162,857
     Government grants                                    223,995          73,503         297,498
                                                     ------------    ------------    ------------
Total revenues ...................................        827,695         647,660       2,605,728
Operating expenses:
     Research and development ....................      3,786,411       2,712,008      12,908,640
     General and administrative ..................      1,608,319       1,633,917       7,790,549
     Acquired in process technology ..............      3,842,968            --         3,842,968
                                                     ------------    ------------    ------------
Total operating expenses .........................      9,237,698       4,345,925      24,542,157
                                                     ------------    ------------    ------------
Operating loss ...................................     (8,410,003)     (3,698,265)    (21,936,429)
     Interest expense ............................           --              --          (863,740)
     Interest income and other, net ..............        555,935         330,169       1,422,549
                                                     ------------    ------------    ------------
Net loss .........................................     (7,854,068)     (3,368,096)    (21,377,620)
Non-cash preferred dividends .....................         34,740       1,413,765       1,448,505
                                                     ------------    ------------    ------------
Net loss applicable to common shareholders .......   $ (7,888,808)   $ (4,781,861)   $(22,826,125)
                                                     ============    ============    ============

Basic and diluted net loss per common share ......   $      (1.18)   $      (1.11)
                                                     ============    ============
Weighted average common shares outstanding .......      6,670,192       4,306,550
                                                     ============    ============


                             See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                       Statements of Shareholders' Equity
                                           Series A Convertible    Series B Convertible Series C Convertible
                                             Preferred Stock         Preferred Stock      Preferred Stock
                                             ---------------         ---------------      ---------------
                                            Shares      Amount      Shares     Amount    Shares     Amount
                                            ------      ------      ------     ------    ------     ------
Issuance of common stock for
   cash through December 31, 1995 .          --     $     --          --     $    --         --     $  --
Issuance of common stock for
   services rendered through
   December 31, 1995 ..............          --           --          --          --         --        --
Issuance of common stock in
   connection with merger
   with Pacific
   Pharmaceuticals, Inc. in
   April 1992 .....................          --           --          --          --         --        --
Repurchase of common shares
   in 1992 ........................          --           --          --          --         --        --
Issuance of Series A
   convertible preferred
   stock for cash through
   December 31, 1995 ..............        26,899       48,500        --          --         --        --
Issuance of Series A convertible
   preferred stock and warrants to
   purchase 14,191 shares of Series
   A convertible preferred stock
   in exchange for convertible
   promissory notes and
   accrued interest through
   December 31, 1995 ..............       625,845    1,199,536        --          --         --        --
Issuance of Series A
   convertible preferred
   stock for services
   rendered through December
   31, 1995 .......................        40,597       73,198        --          --         --        --
Issuance of Series A
   convertible preferred
   stock in exchange for
   license agreement ..............         9,513      100,000        --          --         --        --
Issuance of Series B
   convertible preferred
   stock in exchange for
   convertible promissory
   notes in 1992 ..................          --           --        12,750     114,000       --        --

                                                                                     Deficit
                                                                      Unrealized   Accumulated
                                                Common Stock         Gain (Loss)   During the       Total
                                                ------------             On        Development   Shareholders'
                                             Shares       Amount     Investments      Stage         Equity
                                             ------       ------     -----------      -----         ------
Issuance of common stock for
   cash through December 31, 1995 .           856,338    $   117,749   $ --           $ --       $   117,749
Issuance of common stock for
   services rendered through
   December 31, 1995 ..............           269,116         24,261     --             --            24,261
Issuance of common stock in
   connection with merger
   with Pacific
   Pharmaceuticals, Inc. in
   April 1992 .....................            97,062          8,750     --             --             8,750
Repurchase of common shares
   in 1992 ........................            (3,586)          (324)    --             --              (324)
Issuance of Series A
   convertible preferred
   stock for cash through
   December 31, 1995...............              --             --       --             --            48,500
Issuance of Series A convertible
   preferred stock and warrants to
   purchase 14,191 shares of Series
   A convertible preferred stock
   in exchange for convertible
   promissory notes and
   accrued interest through
   December 31, 1995 ..............              --             --       --             --         1,199,536
Issuance of Series A
   convertible preferred
   stock for services
   rendered through December
   31, 1995 .......................              --             --       --             --            73,198
Issuance of Series A
   convertible preferred
   stock in exchange for
   license agreement...............              --             --       --             --           100,000
Issuance of Series B
   convertible preferred
   stock in exchange for
   convertible promissory
   notes in 1992 ..................              --             --       --             --           114,000


                            See accompanying notes.


                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                Statements of Shareholders' Equity - (Continued)


                                        Series A Convertible        Series B Convertible          Series C Convertible
                                          Preferred Stock             Preferred Stock               Preferred Stock
                                        -------------------         -------------------           -------------------
                                        Shares       Amount         Shares       Amount           Shares       Amount
                                        ------       ------         ------       ------           ------       ------
Issuance of Series C
   convertible preferred
   stock for cash, net of
   issuance cost, through
   December 31, 1995 ..........          --             --             --             --          477,081      4,978,505
Issuance of common stock in
   exchange for notes payable..          --             --             --             --             --             --
Issuance of warrants in
   connection with notes
   payable financing ..........          --             --             --             --             --             --
Conversion of preferred
   stock to common stock in
   connection with IPO in
   August 1995 ................      (702,854)    (1,421,234)       (12,750)      (114,000)      (477,081)    (4,978,505)
Issuance of common stock in
   connection with IPO in
   August 1995 ................          --             --             --             --             --             --
Net loss for the period June
   26, 1989 (inception)
   through December 31, 1995 ..          --             --             --             --             --             --
                                     --------     ----------        -------       --------       --------     ----------
Balances at December 31, 1995 .          --             --             --             --             --             --
Issuance of Series A
   convertible preferred
   stock, net of issuance costs           750      6,753,230           --             --             --             --
Conversion of preferred
   stock, including
   dividends, to common stock .          (555)    (6,005,724)          --             --             --             --
Exercise of warrants to
   purchase common stock ......          --             --             --             --             --             --
Exercise of options to
   purchase common stock ......          --             --             --             --             --             --
Compensation expense related
   to the extension of
   option exercise periods ....          --             --             --             --             --             --
Unrealized gain on investments           --             --             --             --             --             --
Non-cash preferred dividends ..          --        1,413,765           --             --             --             --
Net loss - 1996 ...............          --             --             --             --             --             --
                                     --------     ----------        -------       --------       --------     ----------
Balances at December 31, 1996 .           195      2,161,271           --             --             --             --

                                                                               Deficit
                                                               Unrealized    Accumulated
                                           Common Stock        Gain (Loss)    During the       Total
                                           ------------           On         Development   Shareholders'
                                       Shares       Amount     Investments      Stage         Equity
                                       ------       ------     -----------      -----         ------
Issuance of Series C
   convertible preferred
   stock for cash, net of
   issuance cost, through
   December 31, 1995 ..........           --            --            --            --        4,978,505
Issuance of common stock in
   exchange for notes payable..         42,960       268,500          --            --          268,500
Issuance of warrants in
   connection with notes
   payable financing ..........           --         487,333          --            --          487,333
Conversion of preferred
   stock to common stock in
   connection with IPO in
   August 1995 ................      1,192,685     6,513,739          --            --             --
Issuance of common stock in
   connection with IPO in
   August 1995 ................      1,322,500     6,383,785          --            --        6,383,785
Net loss for the period June
   26, 1989 (inception)
   through December 31, 1995 ..           --            --            --     (10,155,456)   (10,155,456)
                                     ---------    ----------        ------   -----------      ---------
Balances at December 31, 1995 .      3,777,075    13,803,793          --     (10,155,456)     3,648,337
Issuance of Series A
   convertible preferred
   stock, net of issuance costs           --            --            --            --        6,753,230
Conversion of preferred
   stock, including
   dividends, to common stock .      1,234,077     6,005,724          --            --             --
Exercise of warrants to
   purchase common stock ......        135,256        51,814          --            --           51,814
Exercise of options to
   purchase common stock ......          6,344        11,553          --            --           11,553
Compensation expense related
   to the extension of
   option exercise periods ....           --         268,486          --            --          268,486
Unrealized gain on investments            --            --          22,167          --           22,167
Non-cash preferred dividends ..           --            --            --      (1,413,765)          --
Net loss - 1996 ...............           --            --            --      (3,368,096)    (3,368,096)
                                     ---------    ----------        ------   -----------      ---------
Balances at December 31, 1996 .      5,152,752    20,141,370        22,167   (14,937,317)     7,387,491

                             See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                Statements of Shareholders' Equity - (Continued)


                                         Series A Convertible    Series B Convertible    Series C Convertible
                                          Preferred Stock           Preferred Stock         Preferred Stock
                                         ------------------         -------------           ---------------
                                         Shares      Amount         Shares Amount           Shares    Amount
                                         ------      ------         ------ ------           ------    ------
Exercise of warrants to
   purchase common stock .....           --              --           --     --               --         --
Non-cash preferred dividends .           --            34,740         --     --               --         --
Conversion of preferred
   stock, including
   dividends, to common stock            (195)     (2,196,011)        --     --               --         --
Exercise of options to
   purchase common stock .....           --              --           --     --               --         --
Compensation expense related
   to the extension of
   option exercise periods ...           --              --           --     --               --         --
Issuance of common stock in
   connection with the
   private placement in July
   1997, net of issuance costs           --              --           --     --               --         --
Issuance of common stock in
   connection with the
   public offering of common
   stock in November 1997,
   net of issuance costs .....           --              --           --     --               --         --
Issuance of common stock in
   connection with the
   acquisition of product
   rights from Neptune
   Pharmaceutical Corp. ......           --              --           --     --               --         --
Unrealized gain on
   investments ...............           --              --           --     --               --         --
Net loss - 1997 ..............           --              --           --     --               --         --
                                 ------------    ------------         ---   -----             ---      ------
Balances at December 31, 1997            --      $       --           --    $--               --       $ --
                                 ============    ============         ===   =====             ===      ======

                                                                                    Deficit
                                                                    Unrealized    Accumulated
                                              Common Stock          Gain (Loss)    During the          Total
                                              ------------              On        Development      Shareholders'
                                           Shares       Amount      Investments      Stage            Equity
                                           ------       ------      -----------      -----            ------
Exercise of warrants to
   purchase common stock .....             227,847            930           --              --               930
Non-cash preferred dividends .                --             --             --           (34,740)           --
Conversion of preferred
   stock, including
   dividends, to common stock              587,879      2,196,011           --              --              --
Exercise of options to
   purchase common stock .....             132,137        362,303           --              --           362,303
Compensation expense related
   to the extension of
   option exercise periods ...                --           69,995           --              --            69,995
Issuance of common stock in
   connection with the
   private placement in July
   1997, net of issuance costs           1,547,827      3,814,741           --              --         3,814,741
Issuance of common stock in
   connection with the
   public offering of common
   stock in November 1997,
   net of issuance costs .....           2,012,500     13,764,069           --              --        13,764,069
Issuance of common stock in
   connection with the
   acquisition of product
   rights from Neptune
   Pharmaceutical Corp. ......             462,809      3,842,968           --              --         3,842,968
Unrealized gain on
   investments ...............                --             --          (34,000)           --           (34,000)
Net loss - 1997 ..............                --             --             --        (7,854,068)     (7,854,068)
                                      ------------   ------------   ------------    ------------    ------------
Balances at December 31, 1997           10,123,751   $ 44,192,387   $    (11,833)   $(22,826,125)   $ 21,354,429
                                      ============   ============   ============    ============    ============

                             See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                            Statements of Cash Flows

                                                                                                             Period from
                                                                                                            June 26, 1989
                                                                                                             (inception)
                                                                                Years ended December 31,       through
                                                                            ----------------------------     December 31,
                                                                                1997            1996            1997
                                                                            ------------    ------------    ------------
Operating activities
Net loss ................................................................   $ (7,854,068)   $ (3,368,096)   $(21,377,620)
Adjustment to reconcile net loss to net cash used in
 operating activities:
   Acquired in process technology .......................................      3,842,968            --         3,842,968
   Depreciation and amortization ........................................         17,618          35,384         264,256
   Compensation expense related to the extension of option
     exercise periods ...................................................         69,995         268,486         338,481
   Loss on sale of property and equipment ...............................           --              --             3,724
   Amortization of discount on notes payable and deferred
     financing costs ....................................................           --              --           567,503
   Issuance of common shares for services ...............................           --              --            24,261
   Issuance of Series A convertible preferred stock for
     services rendered ..................................................           --              --            73,198
   Issuance of Series A convertible preferred stock for interest ........           --              --            67,720
   Issuance of Series A convertible preferred stock for license agreement           --              --           100,000
Changes in operating assets and liabilities:
   Other current assets .................................................       (661,352)       (201,521)     (1,011,913)
   Accounts payable and accrued liabilities .............................        435,140          77,781         705,153
   Accrued research fees ................................................        133,665          21,000         154,665
   Accrued compensation and related expenses ............................         19,262        (169,308)         37,220
   Deferred revenue .....................................................        500,000            --           500,000
                                                                            ------------    ------------    ------------
Net cash used in operating activities ...................................     (3,496,772)     (3,336,274)    (15,710,384)

Investing activities
Purchase of property and equipment ......................................           --            (8,000)       (172,893)
Purchases of investments ................................................    (18,915,933)     (9,576,000)    (35,538,453)
Sales and maturities of investments .....................................      6,256,000       3,820,000      15,622,520
                                                                            ------------    ------------    ------------
Net cash used in investing activities ...................................    (12,659,933)     (5,764,000)    (20,088,826)

                             See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                     Statements of Cash Flows - (Continued)

                                                                                                Period from
                                                                                                June 26, 1989
                                                                                                 (inception)
                                                                   Years ended December 31,       through
                                                                  ---------------------------    December 31,
                                                                      1997         1996             1997
                                                                  ------------   ------------    ------------
Financing activities
Proceeds from notes payable ...................................   $       --     $       --      $  3,547,424
Repayment of notes payable ....................................           --             --        (2,110,608)
Net proceeds from issuance of common stock ....................     17,942,043         63,367      24,506,944
Repurchase of common stock ....................................           --             --              (324)
Issuance of convertible preferred stock, net of issuance costs            --        6,753,230      11,757,735
Deferred financing costs ......................................           --             --           (80,170)
                                                                  ------------   ------------    ------------
Net cash provided by financing activities .....................     17,942,043      6,816,597      37,621,001
                                                                  ------------   ------------    ------------
Net increase (decrease) in cash ...............................      1,785,338     (2,283,677)      1,821,791
Cash and cash equivalents, beginning of period ................         36,453      2,320,130            --
                                                                  ------------   ------------    ------------
Cash and cash equivalents, end of period ......................   $  1,821,791   $     36,453    $  1,821,791
                                                                  ============   ============    ============

Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquired
 in process technology ........................................   $  3,842,968   $       --      $  3,842,968
                                                                  ============   ============    ============
Conversion of preferred stock to common stock .................   $  2,196,011   $  6,005,724    $ 14,715,474
                                                                  ============   ============    ============
Issuance of common stock for notes payable ....................   $       --     $       --      $    268,500
                                                                  ============   ============    ============
Issuance of warrants in connection with notes payable financing   $       --     $       --      $    487,333
                                                                  ============   ============    ============
Issuance of Series A convertible preferred stock
 for notes payable ............................................   $       --     $       --      $  1,153,316
                                                                  ============   ============    ============
Issuance of Series B convertible preferred stock
  for notes payable ...........................................   $       --      $      --      $    115,000
                                                                  ============   ============    ============
Issuance of common stock for Pacific Pharmaceuticals, Inc. ....   $       --     $       --      $      8,750
                                                                  ============   ============    ============

                             See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                          Notes to Financial Statements


1.       Accounting Policies

Description of Business

         The Company is engaged in the development of prescription drugs and cosmeceutical products based upon its patented transdermal and topical drug delivery technologies and its expertise in skin biology. The Company is in the development stage.

Basis of Presentation

         In the course of its development, the Company has incurred significant losses and will continue to incur additional losses during its development phase. As a result, the Company will require substantial additional funds for its operational activities and may seek private or public equity financings and future collaborative arrangements with third parties to meet its cash needs. There is no assurance that such additional funds will be available on acceptable terms or available at all. Insufficient funding may require the Company to delay, reduce, or eliminate some or all of its research and development, planned clinical trials, and administrative programs.

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

         The Company receives certain United States government grants that support the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenues associated with these grants are recognized as costs under each grant are incurred.

Cash, Cash Equivalents and Investments

         Cash equivalents consist of highly liquid financial instruments with original maturities of three months or less.

         The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Under FAS 115, management classifies investments as available-for-sale or held-to-maturity at the time of purchase and periodically reevaluates such designations. Investments in marketable equity securities and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized to interest income over the life of the investment. Debt securities, not classified as held-to-maturity, are classified as available-for-sale and are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included in shareholders' equity until their disposition. Realized gains or losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income or expense.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale as the sale of such securities may be required prior to maturity.

Property and Equipment

         Property   and   equipment   are   stated  at  cost  less   accumulated
depreciation. Depreciation is provided over the estimated useful life of five years using the straight-line method.

Stock-Based Compensation

         The Company accounts for its stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has elected to follow the disclosure-only alternative prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

Recent Accounting Pronouncements

         The Company intends to adopt Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS131") in 1998. Both will require additional disclosure but will not have a material effect on the Company's financial position or results of operations. FAS130 will first be reflected in the Company's first quarter of 1998 interim financial statements. Components of comprehensive income include items such as net income and changes in the value of available-for-sale securities. FAS131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. FAS131 will first be reflected in the Company's 1998 Annual Report.

Basic and Diluted Net Loss per Share

         The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. There is no difference between basic and diluted net loss per share, as presented in the statement of operations, because all options and warrants (see note 5) are anti-dilutive.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


2.       Investments

         At December  31,  1997,  available-for-sale  securities  consist of the following:
                                            Unrealized    Unrealized    Estimated
                                Cost          Gains         Losses      Fair Value
                             -----------   -----------   -----------    -----------
Corporate Notes ..........   $10,406,917   $     3,327   $   (23,987)   $10,386,257
U.S. Government Notes ....     5,030,259         5,589          (197)     5,035,651
Time Deposits ............     1,999,948         1,202          (122)     2,001,028
Money Market .............     1,788,853          --            --        1,788,853
Variable Rate Securities .     1,500,000          --            --        1,500,000
Commercial Paper .........       978,809         2,355          --          981,164
                             -----------   -----------   -----------    -----------
Total available-for-sale
   securities ............    21,704,786        12,473       (24,306)    21,692,953
Less amounts classified as
   cash equivalents ......     1,788,853          --            --        1,788,853
                             -----------   -----------   -----------    -----------
Total investments ........   $19,915,933   $    12,473   $   (24,306)   $19,904,100
                             ===========   ===========   ===========    ===========

         At December 31, 1996, available-for-sale securities consist of the following:

                                          Unrealized   Unrealized    Estimated
                                Cost         Gains       Losses      Fair Value
                             ----------   ----------   ----------    ----------

U.S. Government Notes ....   $4,400,000   $   22,809   $   (1,886)   $4,420,923
Corporate Notes ..........    2,000,000        8,280         --       2,008,280
Time Deposits ............      500,000         --           --         500,000
Commercial Paper .........      356,000         --         (7,036)      348,964
Money Market .............        6,691         --           --           6,691
                             ----------   ----------   ----------    ----------
Total available-for-sale
   securities ............    7,262,691       31,089       (8,922)    7,284,858
Less amounts classified as
   cash equivalents ......        6,691         --           --           6,691
                             ----------   ----------   ----------    ----------
Total investments ........   $7,256,000   $   31,089   $   (8,922)   $7,278,167
                             ==========   ==========   ==========    ==========

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


         The amortized cost and estimated fair value of available-for-sale securities in debt securities at December 31, 1997, by contractual maturity, were as follows:

                                                              Estimated
                                                  Cost       Fair Value
                                              -----------   -----------

Due in 1 year or less .....................   $ 9,266,547   $ 9,270,723
Due in 1 - 3 years ........................    12,438,239    12,422,230
                                              -----------   -----------
Total available-for-sale securities .......    21,704,786    21,692,953
Less amounts classified as cash equivalents     1,788,853     1,788,853
                                              -----------   -----------
Total investments .........................   $19,915,933   $19,904,100
                                              ===========   ===========

         There have been no realized gains or losses on the sale of securities for the years ended December 31, 1997 and 1996.

3.       Property and Equipment

         Property and equipment consist of the following:

                                     December 31,
                                ----------------------
                                   1997        1996
                                ---------    ---------

Furniture and fixtures ......   $  49,702    $  49,702
Office equipment ............      39,142       39,142
Laboratory equipment ........      65,310       65,310
Leasehold improvements ......       3,610        3,610
                                ---------    ---------
                                  157,764      157,764
Less accumulated depreciation    (144,101)    (126,483)
                                ---------    ---------
                                $  13,663    $  31,281
                                =========    =========

4.       Lease Commitments

         The Company leases its facilities and equipment under non-cancelable operating leases. Future minimum lease payments at December 31, 1997 are as follows:

                          1998 ......................  $361,070

                          1999 ......................   272,120

                          2000 ......................   227,830

                          2001 .....................     82,617
                                                        -------
                                                       $943,637
                                                        =======

         Lease expense was $362,532 and $209,715 for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1997, such lease expense included $207,299 of office rent expense and $155,233 of equipment lease expense, compared with office rent and equipment lease expense of $145,879 and $63,836, respectively, for the year ended December 31, 1996.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


5.       Shareholders' Equity

Convertible Series A Preferred Stock Offering

         On April 19, 1996, the Company completed a $7,500,000 private placement of 750 shares of convertible Series A preferred stock ("Series A Preferred") or ("Preferred Stock Financing"). Net proceeds were $6,753,230. The shares were convertible, at the option of the holder, into common stock. The number of shares of common stock issuable on conversion of a share of Series A Preferred was calculated based on the lower of $6.6275 or a variable conversion price of 85% of the average market price of the common stock on the five trading days proceeding the conversion date. At August 31, 1997, all Series A Preferred was converted into a total of 1,821,956 shares of common stock.

         For the year ended December 31, 1997, the Company had non-cash preferred dividends of $34,740 reflecting the 8% per annum mandatory preferred dividends of the Series A preferred stock. For the year ended December 31, 1996, the Company had non-cash preferred dividends of $1,125,000 reflecting the 15% discount in conjunction with the common stock variable conversion price of the Series A preferred stock, and non-cash preferred dividends of $288,765 reflecting the 8% per annum mandatory preferred dividends of the Series A preferred stock.

Common Stock Private Placement

         On July 23, 1997, the Company completed a $3,850,000 private placement of 1,547,827 shares of common stock. Net proceeds were $3,814,741. The purchase price for all investors, except the Company's chief executive officer, was $2.375 per share. The purchase price for the shares purchased by the Company's chief executive officer in the private placement was $2.875 per share, which is equal to the closing price of the common stock on the Nasdaq SmallCap Market on the date immediately preceding the closing date of the private placement.

Secondary Public Offering

         On November 24, 1997, the Company completed a public offering of 2,012,500 shares of common stock at $7.50 per share. Net proceeds were $13,764,069.

Preferred Stock

         The Company's Articles of Incorporation provide that the Company may issue up to 5,000,000 shares of preferred stock in one or more series. The Board of Directors is authorized to establish from time to time the numbers of shares to be included in, and the designation of, any such shares to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock and to increase or decrease the number of shares of any such series without any further vote or action by the shareholders.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


Warrants

         The Company has the following warrants outstanding to purchase common stock at December 31, 1997:

 Number of        Exercise Price             Date               Expiration
   Shares           per Share               Issued                 Date
---------------   ----------------     ------------------  ---------------------

        35,496               4.51        October 1994        December 31, 1999
        30,368               0.01        February 1995       December 31, 1999
       365,728               7.81        February 1995       December 31, 1999
        44,604               9.02         March 1995         December 31, 1999
        42,960               5.19         August 1995        December 31, 1999
       115,000              10.31         August 1995         August 11, 2000
        57,500              15.47         August 1995         August 11, 2000
       661,250               9.38         August 1995         August 11, 2000
        86,005               7.23         April 1996          April 18, 2001
         7,000               6.25         April 1996          April 24, 1998
        25,000               4.00          July 1997           July 22, 1998
        24,000              10.50        October 1997         October 1, 2002
        24,000              10.50        October 1997         October 1, 2002
        94,063               9.75        November 1997       November 24, 2002
   -----------
     1,612,974
   ===========

         Included in the table above are warrants to acquire 661,250 shares of common stock at a price of $9.375 per share that were issued in connection with the Company's initial public offering. The warrants are exercisable at any time unless previously redeemed until August 11, 2000. The Company may redeem the warrants, in whole or in part, at any time upon at least thirty days prior written notice to the warrant holders at a price of $0.05 per warrant provided that the closing price of the common stock has been at least $12.50 for at least ten consecutive trading days ending on a date within 30 days before the date of the notice of redemption. No warrants have been redeemed through December 31, 1997.

         Also included in the table above are warrants issued in October 1997 to two vendors to acquire up to 24,000 shares of common stock each which become exercisable at the rate of 2,000 shares per month for one year commencing October 1, 1997. The exercise price for the first six month period will be at a price of $10.50 per share. The exercise price for the remaining six month period varies with the actual common stock price on the dates the warrants become exercisable. However, the exercise price will be not greater than $15 per share or less than $8.75 per share. The warrants are exercisable for a period of five years commencing October 1, 1997, but subject to earlier termination under certain circumstances.

Stock Option Plans

         In 1995, the Company adopted the Equity Incentive Plan (the "Plan") to provide for the issuance of incentive stock options and non-statutory stock options. When the Plan was established, the Company reserved 700,000 shares for issuance. In 1996, additional 300,000 shares were reserved for issuance under the Plan. In 1997, an additional 450,000 shares were reserved for issuance under the Plan. Under the Plan, incentive stock options may be granted at a price per share of not less than the fair market value of common stock on the date of grant. Nonqualified options may be granted at a price per share of not less than 85% of fair market value on the date of grant. Options are exercisable to the extent vested. The Compensation Committee establishes the vesting schedules.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


         Activity under the Plan is summarized as follows:

                                        Shares        Price         Weighted
                                        Under         Range          Average
                                       Option       Per Share     Exercise Price
                                     ----------   -------------     ----------

Balance at December 31, 1995 .....     650,685    $0.45 - $6.66     $   3.35
         Granted .................     605,447    $4.56 - $8.25     $   5.43
         Canceled ................    (253,443)   $1.39 - $6.38     $   4.49
         Exercised ...............      (6,344)   $1.81 - $2.09     $   1.82
                                     ---------
Balance at December 31, 1996 .....     996,345    $0.45 - $8.25     $   4.34
         Granted .................     430,500    $3.00 - $8.81     $   5.17
         Canceled ................    (213,371)   $3.07 - $8.25     $   5.58
         Exercised ...............    (132,138)   $0.45 - $5.69     $   2.74
                                     ---------
Balance at December 31, 1997 .....   1,081,336    $0.46 - $8.81     $   4.62
                                     =========

         At December 31, 1997, options to purchase 375,034 shares of common stock were vested and exercisable at exercise prices ranging from $0.46 to $8.25 per share. At December 31, 1997, options to purchase 49,875 shares of common stock at exercise prices ranging from $4.56 to $5.50 per share vest in the year of 2001 but are subject to earlier vesting if certain performance criteria are met. At December 31, 1997, options to purchase 36,750 shares of common stock at an exercise price of $3.75 per share vest in the year of 2002 but are subject to earlier vesting if certain performance criteria are met. At December 31, 1997, 208,737 options to purchase shares of common stock were available for future option grants under the Plan.

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable related to the Plan at December 31, 1997:
                                        Options Outstanding                       Options Exercisable
                         -------------------------------------------------   -----------------------------
                                                   Weighted       Weighted                        Weighted
                                                   Average         Average                         Average
                           Outstanding at          Remaining      Exercise    Exercisable at      Exercise
Range of Exercise Price  December 31, 1997     Contractual Life    Price     December 31, 1997      Price
-----------------------  -----------------     ----------------    -----     -----------------      -----
   $0.46-$3.75 ........      421,706                8.5 years    $   3.03         129,933          $   2.23
   $4.38-$6.66 ........      551,030                8.6 years    $   5.07         225,501          $   4.93
   $7.25-$8.81 ........      108,600                9.7 years    $   8.51          19,600          $   7.28
                           ---------                                              -------
Total .................    1,081,336                8.7 years    $   4.62         375,034          $   4.12
                           =========                                              =======

         In February 1995, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). The Company reserved 100,000 shares of common stock for issuance under the Directors' Plan. In June 1997, additional 50,000 shares were reserved for issuance under the Directors' Plan. The Directors' Plan provides for the automatic annual grant ("Annual Grant") of an option to acquire 1,000 shares of common stock to each non-employee then serving as a director at an exercise price equal to the fair value of the common stock on the date of grant. The Directors' Plan also provides for an initial option grant ("Initial Option") to acquire 20,000 shares of common stock to each future non-employee director of the Company at an exercise price equal to the fair value of the common stock on the date of grant. Vesting generally occurs over four years from the date of grant except that 25% of the shares subject to the Initial Option generally become exercisable on the grant date.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


         In December 1997, the Board of Directors approved, subject to shareholder approval, an amendment to the Directors' Plan to increase the Annual Grant to 8,000 shares of common stock, with vesting in increments of one third per year at the end of each consecutive three year period following the grant date, and to increase the Initial Option to 30,000 shares of common stock.

         Activity under the Directors' Plan is summarized as follows:

                                      Shares          Price          Weighted
                                       Under          Range          Average
                                      Option        Per Share     Exercise Price
                                     ---------    -------------     ---------

Balance at December 31, 1995 .......   20,000          $5.00          $5.00
         Granted ...................   50,000     $4.50 - $8.50       $5.31
                                       ------
Balance at December 31, 1996 .......   70,000     $4.50 - $8.50       $5.22
         Granted ...................    6,000          $3.25          $3.25
                                       ------
Balance at December 31, 1997 .......   76,000     $3.25 - $8.50       $5.07
                                       ======

         At December 31, 1997, options to purchase 32,500 shares of common stock were vested and exercisable at exercise prices ranging from $4.50 to $8.50 per share. At December 31, 1997, options to purchase 74,000 shares of common stock were available for future option grants under the Directors' Plan.

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable related to the Directors' Plan at December 31, 1997:

                                             Options Outstanding                                 Options Exercisable
                               ----------------------------------------------------         -------------------------------
                                                         Weighted          Weighted                                Weighted
                                                          Average           Average                                Average
                                 Outstanding at          Remaining         Exercise          Exercisable at        Exercise
Range of Exercise Price        December 31, 1997     Contractual Life        Price          December 31, 1997       Price
-----------------------        -----------------     ----------------        -----          -----------------       -----
$3.25 ...........                     6,000             9.4 years            $3.25                 --               $---
$4.50-$5.50 .....                    65,000             8.5 years            $4.97               31,250             $4.98
$8.50 ...........                     5,000             8.4 years            $8.50                1,250             $8.50
                                     ------                                                      ------
Total ...........                    76,000             8.6 years            $5.06               32,500             $5.12
                                     ======                                                      ======

         The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options since, as discussed below, the alternative fair market value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB Opinion No. 25, if the exercise price of the Company's stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net loss and net loss per share is required by FAS 123, which requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair market value method. The fair market value for options granted in 1997 and 1996 was estimated at the date of the grant using a Black-Scholes option pricing model.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


         The Company valued its options using the following weighted average assumptions for the years ended December 31, 1997 and 1996:

                                                  1997           1996
                                                  ----           ----

Risk-free interest rate .....................     6.20%          6.23%
Dividend yield ..............................      0%             0%
Volatility ..................................     0.487          0.517
Expected life of options in years ...........     4.9            4.8

         The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          1997          1996
                                                       -----------   ----------

Pro forma net loss applicable to common shareholders $(8,221,875) $(5,494,675) Pro forma basic and diluted net loss per
   share applicable to common shareholders .........  $     (1.23)  $     (1.29)

         The weighted average grant date fair value of options granted during the years ended December 31, 1997 and 1996 was $2.57 and $2.79, respectively.

         As a result of FAS 123 only being applicable to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the year ending December 31, 1999.

6.        Product Acquisitions

         In December 1997, the Company acquired patent and related intellectual property rights relating to "Anogesic" (the "Anogesic Acquisition"), a topical product candidate for the treatment of anal fissures and hemorrhoids from Neptune Pharmaceutical Corporation. Under the terms of the Agreement, the Company issued 429,752 shares of common stock to Neptune on December 31, 1997. Upon the signing of a letter of intent on November 3, 1997, 33,057 shares of common stock had been issued to Neptune. The Agreement calls for a series of additional payments, payable in shares of common stock, upon successful completion of various milestones which, if achieved, would occur over the next several years. Depending on several factors, including the market price of the common stock, such payments could result in issuance of a significant number of shares of common stock. The Agreement does not provide for the payment by the Company of any future product royalties in connection with sales of Anogesic.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


7.       License Agreements

         In November 1996, the Company entered into an agreement with Glaxo Wellcome Inc. ("Glaxo") for licensing rights to Glylorin, Cellegy's compound for the treatment of ichthyoses. Under the terms of the agreement, Cellegy provided Glaxo with an exclusive license of patent rights and know-how covering Glylorin in most of the world's major markets. In exchange for this license, the Company received from Glaxo an initial license fee payment and could potentially receive future milestone payments (upon achievement of the specified milestones), as well as a royalty on net sales assuming successful completion of product development and market launch. The agreement provides that Glaxo will assume responsibility for and the associated costs of all future development and commercialization, including certain development costs incurred prior to the date of the agreement. There can be no assurances, however, that the Company will receive any additional payments from Glaxo.

         In October 1993, the Company entered into a license agreement with the University of California (the "Licensor") providing for an exclusive, worldwide, royalty-bearing license, subject to customary government rights, for patent rights relating to barrier repair formulations, jointly held by the Licensor and the Company, in consideration of the issuance to the Licensor of certain shares of preferred stock (which subsequently converted into shares of common stock) and the payment by the Company of a licensing fee. In March 1994, the Company entered into a second exclusive, worldwide, royalty-bearing license agreement with the Licensor for patent rights jointly held by the Licensor and the Company, relating to drug delivery technologies, in consideration of the payment by the Company of a licensing fee, and an annual maintenance fee payable each year until the Company is commercially selling a licensed product. Both agreements require the Company to pay the Licensor royalties based on net sales of consumer and prescription products (with minimum annual royalty payments). The Company has the right to grant sublicenses to third parties under both agreements. In May and October 1997, the Licensor and the Company amended these agreements. The amendments modified and extended certain development and commercialization milestones contained in the original agreements. The revised milestones are tied to the achievement of certain clinical, regulatory, or product commercialization goals over the next several years. Although there can be no assurance that such goals will be achieved, the Company believes its development programs in place will result in the satisfaction of such milestones.

         In April 1992, the Company entered into the License Option Agreement (the "License Option Agreement"), the Azelaic Acid OTC License Agreement (the "Azelaic Acid Agreement") and the Metabolic Moisturizer OTC License Agreement (the "Metabolic Moisturizer Agreement"), with Neutrogena Corporation. The Azelaic Acid Agreement was terminated and replaced by the Patent License Agreement effective June 1, 1994 (the "Patent License Agreement"). Pursuant to the Patent License Agreement, Neutrogena paid the Company $1 million for an exclusive, royalty-free license for certain azelaic acid uses for both prescription and consumer products in most major markets of the world. In July 1997, Neutrogena and the Company terminated the Metabolic Moisturizer Agreement and the License Option Agreement (except as it relates to azelaic acid), and the metabolic moisturizer technology that had been licensed to Neutrogena was returned to the Company. The Company agreed to continue prosecution of patents related to azelaic acid on behalf of Neutrogena and will be reimbursed by Neutrogena for legal costs, up to a certain limit.

8.       Related Party Transactions

         The  Company  has  entered  into  consulting  agreements  with  certain
shareholders  of  the  Company.   The  total   consulting  fees  paid  to  these
shareholders was $35,000 and $52,250 for the years ended December 31, 1997 and 1996, respectively. One of these consulting agreements requires a shareholder to provide consulting services through May 1999 in exchange for monthly payments of approximately $3,500.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


9.       Income Taxes

         At December 31, 1997, the Company has net operating loss carryforwards of approximately $16,576,000 and $5,413,000 for federal and state purposes, respectively. The federal net operating loss carryforwards expire between the years 2004 and 2012. The state net operating loss carryforwards expire between the years 1997 and 2002. At December 31, 1997, the Company also has research and development credit carryforwards of approximately $354,000 and $187,000 for federal and state purposes, respectively.
The federal credits expire between the years 2006 and 2012. The state credits have no expiration date.

         Pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research and development tax credit carryforwards may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       December 31,
                                                --------------------------
                                                    1997          1996
                                                -----------    -----------
Deferred tax assets:
   Net operating loss carryforwards .........   $ 5,986,000    $ 4,634,000
   Credit carryforwards .....................       477,000        357,000
   Capitalized research and development costs       510,000        251,000
   Deferred compensation of stock options ...       136,000           --
   Capital loss carryforwards ...............        39,000         39,000
   Capitalized license fee ..................        43,000         50,000
   Other ....................................          --           17,000
                                                -----------    -----------
Total deferred tax assets ...................     7,191,000      5,348,000
Valuation allowance .........................    (7,142,000)    (5,315,000)
                                                -----------    -----------
Net deferred tax assets .....................        49,000         33,000
Deferred tax liabilities ....................       (49,000)       (33,000)
                                                -----------    -----------
Net deferred tax assets .....................   $      --      $       --
                                                ===========    ===========

         The net valuation allowance increased by $1,827,000 and $1,335,000 during the years ended December 31, 1997 and 1996, respectively.

         Approximately $110,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.