Form 10QSB
period 1998-03-31
CELLEGY PHARMACEUTICALS INC
filed 1998-05-08
CIK 887247

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


For the quarterly period ended March 31, 1998

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

The number of shares outstanding of the registrant's common stock at April 29, 1998 was 10,165,315.

                          CELLEGY PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB


                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets as of March 31, 1998 (unaudited) and
           December 31, 1997 ................................................  3

           Unaudited  Condensed  Statements of Operations  for the three months  ended  March 31,  1998 and 1997,  and the period from
           June 26, 1989 (inception) through March 31, 1998 .................  4

           Unaudited  Condensed  Statements  of Cash Flows for the three months  ended  March 31,  1998 and 1997,  and the period from
           June 26, 1989 (inception) through March 31, 1998 .................  5

           Notes to Condensed Financial Statements ..........................  7

Item 2.    Management's  Discussion and Analysis of Financial  Condition
           and Results of Operations ........................................  8

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings ................................................ 11

Item 2.    Changes in Securities ............................................ 11

Item 3.    Defaults Upon Senior Securities .................................. 11

Item 4.    Submission of Matters to a Vote of Security Holders .............. 11

Item 5.    Other Information ................................................ 11

Item 6.    Exhibits and Reports on Form 8-K ................................. 11

Signature(s) ................................................................ 12

                                                   PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                      Condensed Balance Sheets

                                            (Amounts in thousands, except share amounts)

                                                                                                  March 31, 1998   December 31, 1997
                                                                                                  --------------   -----------------
                                                                                                    (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ..............................................................         $  1,508          $  1,822
     Short-term investments .................................................................            5,224             7,482
     Other current assets ...................................................................              855             1,011
                                                                                                      --------          --------
Total current assets ........................................................................            7,587            10,315
Property and equipment, net .................................................................               13                14
Long-term investments .......................................................................           13,432            12,422
                                                                                                      --------          --------
Total assets ................................................................................         $ 21,032          $ 22,751
                                                                                                      ========          ========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ...............................................              410               705
     Deferred revenue .......................................................................              250               500
     Accrued research fees ..................................................................             --                 155
     Accrued compensation and related expenses ..............................................               49                37
                                                                                                      --------          --------
Total current liabilities ...................................................................              709             1,397

Shareholders' equity:
     Common stock, no par value; 20,000,000 shares authorized: 10,165,015 shares issued and outstanding at March 31, 1998 and 10,123,751 shares issued
         and outstanding at December 31, 1997 ...............................................           44,353            44,192
     Accumulated other comprehensive income (loss) ..........................................               64               (12)
     Deficit accumulated during the development stage .......................................          (24,094)          (22,826)
                                                                                                      --------          --------
     Total shareholders' equity .............................................................           20,323            21,354
                                                                                                      --------          --------
Total liabilities and shareholders' equity ..................................................         $ 21,032          $ 22,751
                                                                                                      ========          ========



The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Operations

                                                             (Unaudited)
                                          (Amounts in thousands, except per share amounts)

                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                         (inception)
                                                                                  Three Months Ended March 31,             through
                                                                                -------------------------------            March 31,
                                                                                    1998                1997                 1998
                                                                                -----------         -----------          -----------
Revenues:
     Licensing and contract revenue from affiliate .....................        $      --           $      --            $    1,145
     Licensing, milestone, and development funding .....................                 62                  95               1,225
     Government grants .................................................                 53                  53                 351
                                                                                -----------         -----------          -----------
Total revenues .........................................................                115                 148               2,721
Operating expenses:
     Research and development ..........................................              1,182                 734              14,091
     General and administrative ........................................                519                 360               8,309
     Acquired in process technology ....................................               --                  --                 3,843
                                                                                -----------         -----------          -----------
Total operating expenses ...............................................              1,701               1,094              26,243
                                                                                -----------         -----------          -----------
Operating loss .........................................................             (1,586)               (946)            (23,522)
     Interest expense ..................................................               --                  --                  (864)
     Interest income and other, net ....................................                318                  79               1,740
                                                                                -----------         -----------          -----------
Net loss ...............................................................             (1,268)               (867)            (22,646)
Non-cash preferred dividends ...........................................               --                    26               1,448
                                                                                ===========         ===========          ===========
Net loss applicable to common shareholders .............................        $    (1,268)        $      (893)         $  (24,094)
                                                                                ===========         ===========          ===========
Basic and diluted net loss per common share ............................        $     (0.13)        $     (0.17)
                                                                                ===========         ===========
Weighted average common shares outstanding .............................             10,143               5,377
                                                                                ===========         ===========


The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Cash Flows

                                                             (Unaudited)
                                                       (Amounts in thousands)

                                                                                                                         Period from
                                                                                                                       June 26, 1989
                                                                                                                        (inception)
                                                                                         Three Months Ended March 31,     through
                                                                                         ----------------------------     March 31,
                                                                                               1998           1997           1998
                                                                                             --------       --------       --------
Operating activities
Net loss ..............................................................................      $ (1,268)      $   (867)      $(22,646)
Adjustment to reconcile net loss to net cash used in operating activities:
   Acquired in process technology .....................................................          --             --            3,843
   Depreciation and amortization ......................................................             1              6            266
   Compensation expense related to the extension of option
     exercise periods .................................................................          --               70            338
   Loss on sale of property and equipment .............................................          --             --                4
   Amortization of discount on notes payable and deferred
     financing costs ..................................................................          --             --              568
   Issuance of common shares for services .............................................          --             --               24
   Issuance of Series A convertible preferred stock for
     services rendered ................................................................          --             --               73
   Issuance of Series A convertible preferred stock for interest ......................          --             --               68
   Issuance of Series A convertible preferred stock for license
     agreement ........................................................................          --             --              100
Changes in operating assets and liabilities:
   Other current assets ...............................................................           156              6           (855)
   Accounts payable and accrued liabilities ...........................................          (295)           (53)           410
   Accrued research fees ..............................................................          (155)           (21)          --
   Accrued compensation and related expenses ..........................................            12             (5)            49
   Deferred revenue ...................................................................          (250)          --              250
                                                                                             --------       --------       --------
Net cash used in operating activities .................................................        (1,799)          (864)       (17,508)

Investing activities
Purchase of property and equipment ....................................................          --             --             (173)
Purchases of investments ..............................................................        (3,000)        (1,000)       (38,539)
Sales and maturities of investments ...................................................         4,324          1,900         19,946
                                                                                             --------       --------       --------
Net cash used in investing activities .................................................         1,324            900        (18,766)

                                                      (continued on next page)

The accompanying notes are an integral part of these condensed financial statements.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                          Condensed Statements of Cash Flows - (Continued)

                                                             (Unaudited)
                                                       (Amounts in thousands)

                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                         (inception)
                                                                                       Three Months Ended March 31,        through
                                                                                       ----------------------------        March 31,
                                                                                          1998              1997             1998
                                                                                       ----------        ----------        --------
Financing activities
Proceeds from notes payable ...................................................        $     --          $     --          $  3,547
Repayment of notes payable ....................................................              --                --            (2,111)
Net proceeds from issuance of common stock ....................................               161                19          24,668
Issuance of convertible preferred stock, net of issuance costs ................              --                --            11,758
Deferred financing costs ......................................................              --                --               (80)
                                                                                       ----------        ----------        --------
Net cash provided by financing activities .....................................               161                19          37,782
                                                                                       ----------        ----------        --------
Net increase (decrease) in cash and cash equivalents ..........................              (314)               55           1,508
Cash and cash equivalents, beginning of period                                              1,822                36            --
                                                                                       ----------        ----------        --------
Cash and cash equivalents, end of period ......................................        $    1,508        $       91        $  1,508
                                                                                       ==========        ==========        ========
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquired in process
   technology .................................................................        $     --          $     --          $  3,843
                                                                                       ==========        ==========        ========
Conversion of preferred stock to common stock .................................        $     --          $    1,623        $ 14,715
                                                                                       ==========        ==========        ========
Issuance of common stock for notes payable ....................................        $     --          $     --          $    269
                                                                                       ==========        ==========        ========
Issuance of warrants in connection with notes payable financing ...............        $     --          $     --          $    487
                                                                                       ==========        ==========        ========
Issuance of Series A convertible preferred stock for notes
   payable ....................................................................        $     --          $     --          $  1,153
                                                                                       ==========        ==========        ========
Issuance of Series B convertible preferred stock for notes
   payable ....................................................................        $     --          $     --          $    115
                                                                                       ==========        ==========        ========
Issuance of common stock for Pacific Pharmaceuticals, Inc. ....................        $     --          $     --          $      9
                                                                                       ==========        ==========        ========

The accompanying notes are an integral part of these condensed financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                     Notes to Condensed Financial Statements

Note 1.   -   Basis of Presentation

         The accompanying interim condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the periods presented.

         Operating results for the three months ended March 31, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

Note 2.   - Basic and Diluted Net Loss per Share

         The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. There is no difference between basic and diluted net loss per share, as presented in the statement of operations, because all options and warrants are anti-dilutive.

Note 3.   -   Comprehensive Income

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. It has no impact on net loss or stockholders' equity.

         The components of comprehensive income are as follows:

                             (in thousands)
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      1998            1997
                                                     -------        -------
Net loss                                             $(1,268)       $  (893)
Change in unrealized gain (loss) on
  available-for-sale investments                          76             (9)
                                                     -------        -------
Comprehensive net loss                               $(1,192)       $  (902)
                                                     =======        =======

         Accumulated  other   comprehensive   income  (loss)  presented  on  the
accompanying  balance sheet  consists of the  accumulated  net  unrealized  gain
(loss) on available-for-sale investments.

Note 4.   -   Subsequent Event

         In April 1998, the Company signed an agreement to lease a new facility, currently under construction, in the proximity of its current facilities. The lease term is for ten years. The facility size is approximately 65,000 square feet, of which a significant portion may be sublet by Cellegy during its initial years of occupancy. The Company plans to consolidate its laboratory and administrative operations into the new facility by the end of this year or early in 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-QSB, includes forward-looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Further, the Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Actual events or results may differ materially from those discussed in this Quarterly Report.

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

     During the first quarter of 1998, the Company finalized the clinical trial plans with the FDA for Anogesic. Cellegy plans to initiate the clinical trials for the treatment of anal fissures by the third quarter of 1998.

Results of Operations

     Revenues. The Company had revenues of $115,000 and $148,000 for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998, revenues consisted of $62,000 for development funding associated with the Glaxo license agreement and $53,000 related to an Orphan Drug grant from the FDA to cover certain of the Company's clinical trial costs for Glylorin. During the first quarter of 1997, revenues consisted of $95,000 associated with the Glaxo license agreement and $53,000 from FDA Orphan Drug grant payments. The Company expects to receive lower levels of development funding from Glaxo over the next several quarters, but is pursuing other licensing and product supply agreements which, if entered into, may result in additional contract revenues or product sales. There can be no assurances regarding when, or if, such revenues will occur. Through the end of the Orphan Drug grant period on September 30, 1998, the Company expects to receive approximately $40,000 in FDA Orphan Drug grant funding.

     Research and Development Expenses. Research and development expenses were $1,182,000 for the three months ended March 31, 1998, compared with $734,000 for the same period last year. The increase of $448,000 was primarily due to salary costs in connection with increased scientific personnel and the associated recruiting and relocation expenses, as well as increased contract research expenses. Cellegy's research expenses are expected to continue to increase during 1998 as preclinical and clinical trial activity associated with its Anogesic, transdermal testosterone gel and anti-wrinkling programs increases and as it continues to focus on the development of the Company's drug delivery technologies. The Company plans to accelerate hiring in research and development in order to accomplish its goals.

     General and Administrative Expenses. General and administrative expenses increased to $519,000 for the three months ended March 31, 1998, compared with $360,000 for the same period last year. This increase was primarily due to salary costs in connection with the addition of administrative personnel and the associated recruiting expenses, as well as increased external reporting expenses. The Company's general and administrative expenses are expected to increase in the future in support of its research and product commercialization efforts, particularly associated with the launch of its cosmeceuticals, and the planned expansion and consolidation of its office and laboratory facilities.

     Interest Income and Expense. The Company earned $318,000 in interest income for the three months ended March 31, 1998, compared with $79,000 for the same period last year. The additional interest income earned during the first quarter of 1998 was due to higher average investment balances during the period resulting from proceeds associated with a private placement in July 1997 and a public offering of Common Stock in November 1997. No interest expense was incurred during the three months ended March 31, 1998 or 1997. However, the Company may incur such expenses in future periods associated with a tenant improvement loan planned for its facility expansion.

     Net Loss. The net loss applicable to common shareholders was $1,268,000 or $0.13 per share for the three months ended March 31, 1998 based on 10,143,000 weighted average shares outstanding, compared with a net loss of $893,000 or $0.17 per share for the same period in the prior year, when 5,377,000 weighted average shares were outstanding.

Liquidity and Capital Resources

     The Company has experienced net losses and negative cash flow from operations each year since its inception. Through March 31, 1998, the Company had incurred an accumulated deficit of $24.1 million and had consumed cash from operations of $17.5 million. The Company's public financings included $6.4 million in net proceeds from its initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of Common Stock in July 1997, and $13.8 million in net proceeds for a secondary public offering in November 1997.

     The Company's cash and investments were $20.2 million at March 31, 1998, compared with $21.7 million at December 31, 1997. The decrease in cash and investments was principally due to net cash used in operating activities.

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

Factors That May Affect Future Operating Results

     This Quarterly Report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties, including, but not limited to, statements concerning the commencement and completion of clinical trials, the timing of planned regulatory filings, the applicability of drug and cosmetic laws and regulations to the Company's products, planned activities of collaborative partners, the Company's strategic plans, the scope of the Company's patent coverage, anticipated expenditures and the need for additional funds. The factors discussed in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating the Company's business and prospects.

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

         None

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

        Exhibit 10.01       Lease agreement dated April 8, 1998

         (b)      Reports on Form 8-K

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


                                                   CELLEGY PHARMACEUTICALS, INC.


Date:  May 8, 1998                          /s/    K. Michael Forrest
                                            ------------------------------------
                                                   K. Michael Forrest
                                                   President and Chief Executive
                                                   Officer


Date:  May 8, 1998                          /s/    A. Richard Juelis
                                            ------------------------------------
                                                   A. Richard Juelis
                                                   Vice President, Finance and
                                                   Chief Financial Officer