Form 10QSB
period 1998-06-30
CELLEGY PHARMACEUTICALS INC
filed 1998-08-04
CIK 887247

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the registrant's common stock at July 31, 1998 was 10,165,315.

                          CELLEGY PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB


                                                                            Page
PART   I      FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets as of June 30, 1998 (unaudited)
              and December 31, 1997 .........................................  3

              Unaudited  Condensed  Statements of  Operations  for the
              three  months  and six months  ended  June 30,  1998 and
              1997,  and the  period  from June 26,  1989  (inception)
              through June 30, 1998 .........................................  4

              Unaudited  Condensed  Statements  of Cash  Flows for the
              three  months  and six months  ended  June 30,  1998 and
              1997,  and the  period  from June 26,  1989  (inception)
              through June 30, 1998 .........................................  5

              Notes to Condensed Financial Statements .......................  7

Item 2.       Management's   Discussion   and  Analysis  of  Financial
              Condition and Results of Operations ...........................  8

PART   II     OTHER INFORMATION

Item 1.       Legal Proceedings ............................................. 11

Item 2.       Changes in Securities ......................................... 11

Item 3.       Defaults Upon Senior Securities ............................... 11

Item 4.       Submission of Matters to a Vote of Security Holders ........... 11

Item 5.       Other Information ............................................. 12

Item 6.       Exhibits and Reports on Form 8-K .............................. 12

Signature(s) ................................................................ 13

                                                   PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                      Condensed Balance Sheets

                                            (Amounts in thousands, except share amounts)


                                                                                                    June 30, 1998  December 31, 1997
                                                                                                    -------------  -----------------
                                                                                                     (Unaudited)
Assets
Current assets:
     Cash and cash equivalents .........................................................              $  1,323         $  1,822
     Short-term investments ............................................................                 6,248            7,482
     Other current assets ..............................................................                   761            1,011
                                                                                                      --------         --------
Total current assets ...................................................................                 8,332           10,315
Property and equipment, net ............................................................                    11               14
Long-term investments ..................................................................                10,406           12,422
                                                                                                      --------         --------
Total assets ...........................................................................              $ 18,749         $ 22,751
                                                                                                      ========         ========


Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ..........................................              $    304         $    705
     Deferred revenue ..................................................................                   250              500
     Accrued research fees .............................................................                  --                155
     Accrued compensation and related expenses .........................................                    67               37
                                                                                                      --------         --------
Total current liabilities ..............................................................                   621            1,397
Shareholders' equity:
     Common stock, no par value; 20,000,000 shares authorized: 10,165,315 shares issued and outstanding at June 30, 1998 and 10,123,751 shares issued and
         outstanding at December 31, 1997 ..............................................                44,353           44,192
     Accumulated other comprehensive income (loss) .....................................                    64              (12)
     Deficit accumulated during the development stage ..................................               (26,289)         (22,826)
                                                                                                      --------         --------
     Total shareholders' equity ........................................................                18,128           21,354
                                                                                                      --------         --------
Total liabilities and shareholders' equity .............................................              $ 18,749         $ 22,751
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

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Operations

                                                             (Unaudited)
                                          (Amounts in thousands, except per share amounts)

                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                         (inception)
                                                        Three Months Ended                Six Months Ended                 through
                                                             June 30,                           June 30,                   June 30,
                                                     1998             1997               1998              1997              1998
                                                   --------          --------          --------          --------          --------
Revenues:
     Licensing and contract revenue from
         affiliate .......................         $   --            $   --            $   --            $   --            $  1,145
     Licensing, milestone, and
         development funding .............              103               123               165               218             1,328
     Government grants ...................               33                47                86               100               384
                                                   --------          --------          --------          --------          --------
Total revenues ...........................              136               170               251               318             2,857
Operating expenses:
     Research and development ............            1,752               803             2,934             1,537            15,843
     General and administrative ..........              834               376             1,353               736             9,143
     Acquired in process technology ......             --                --                --                --               3,843
                                                   --------          --------          --------          --------          --------
Total operating expenses .................            2,586             1,179             4,287             2,273            28,829
                                                   --------          --------          --------          --------          --------
Operating loss ...........................           (2,450)           (1,009)           (4,036)           (1,955)          (25,972)
     Interest expense ....................             --                --                --                --                (864)
     Interest income and other, net ......              255               104               573               183             1,995
                                                   --------          --------          --------          --------          --------
Net loss .................................           (2,195)             (905)           (3,463)           (1,772)          (24,841)
Non-cash preferred dividends .............             --                   7              --                  33             1,448
                                                   --------          --------          --------          --------          --------
Net loss applicable to common shareholders         $ (2,195)         $   (912)         $ (3,463)         $ (1,805)         $(26,289)
                                                   ========          ========          ========          ========          ========
Basic and diluted net loss per common
     share ...............................         $  (0.22)         $  (0.16)         $  (0.34)         $  (0.32)
                                                   ========          ========          ========          ========
Weighted average common shares outstanding           10,165             5,738            10,154             5,559
                                                   ========          ========          ========          ========

The accompanying notes are an integral part of these condensed financial statements.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Cash Flows

                                                             (Unaudited)
                                                       (Amounts in thousands)


                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                         (inception)
                                                                                        Six Months Ended June 30,          through
                                                                                       --------------------------          June 30,
                                                                                         1998              1997              1998
                                                                                       --------          --------          --------
Operating activities
Net loss .....................................................................         $ (3,463)         $ (1,772)         $(24,841)
Adjustment to reconcile net loss to net cash used in operating activities:
   Acquired in process technology ............................................             --                --               3,843
   Depreciation and amortization .............................................                3                12               267
   Compensation expense related to the extension of option
     exercise periods ........................................................             --                  70               338
   Loss on sale of property and equipment ....................................             --                --                   4
   Amortization of discount on notes payable and deferred
     financing costs .........................................................             --                --                 568
   Issuance of common shares for services ....................................             --                --                  24
   Issuance of Series A convertible preferred stock for
     services rendered .......................................................             --                --                  73
   Issuance of Series A convertible preferred stock for interest .............             --                --                  68
   Issuance of Series A convertible preferred stock for license
     agreement ...............................................................             --                --                 100
Changes in operating assets and liabilities:
   Other current assets ......................................................              250               135              (761)
   Accounts payable and accrued liabilities ..................................             (401)             (159)              304
   Accrued research fees .....................................................             (155)              (21)             --
   Accrued compensation and related expenses .................................               30                 6                67
   Deferred revenue ..........................................................             (250)             --                 250
                                                                                       --------          --------          --------
Net cash used in operating activities ........................................           (3,986)           (1,729)          (19,696)

Investing activities
Purchase of property and equipment ...........................................             --                --                (173)
Purchases of investments .....................................................           (3,000)           (1,000)          (38,538)
Sales and maturities of investments ..........................................            6,326             5,256            21,948
                                                                                       --------          --------          --------
Net cash provided by (used in) investing activities ..........................            3,326             4,256           (16,763)


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

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                          Condensed Statements of Cash Flows - (Continued)

                                                             (Unaudited)
                                                       (Amounts in thousands)

                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                         (inception)
                                                                                     Six Months Ended June 30,             through
                                                                                   -----------------------------           June 30,
                                                                                     1998                1997                1998
                                                                                   --------           ----------           --------
Financing activities
Proceeds from notes payable ............................................           $   --             $     --             $  3,547
Repayment of notes payable .............................................               --                   --               (2,111)
Net proceeds from issuance of common stock .............................                161                  116             24,668
Issuance of convertible preferred stock, net of issuance costs .........               --                   --               11,758
Deferred financing costs ...............................................               --                   --                  (80)
Net cash provided by financing activities ..............................                161                  116             37,782
                                                                                   --------           ----------           --------
Net increase (decrease) in cash and cash equivalents ...................               (499)               2,643              1,323
Cash and cash equivalents, beginning of period .........................              1,822                   36               --
                                                                                   --------           ----------           --------
Cash and cash equivalents, end of period ...............................           $  1,323           $    2,679           $  1,323
                                                                                   ========           ==========           ========
Supplemental disclosure of non-cash transactions:

Issuance of common stock in connection with acquired in process
   technology ..........................................................           $   --             $     --             $  3,843
                                                                                   ========           ==========           ========
Conversion of preferred stock to common stock ..........................           $   --             $    1,969           $ 14,715
                                                                                   ========           ==========           ========
Issuance of common stock for notes payable .............................           $   --             $     --             $    269
                                                                                   ========           ==========           ========
Issuance of warrants in connection with notes payable financing ........           $   --             $     --             $    487
                                                                                   ========           ==========           ========
Issuance of Series A convertible preferred stock for notes
   payable .............................................................           $   --             $     --             $  1,153
                                                                                   ========           ==========           ========
Issuance of Series B convertible preferred stock for notes
   payable .............................................................           $   --             $     --             $    115
                                                                                   ========           ==========           ========
Issuance of common stock for Pacific Pharmaceuticals, Inc. .............           $   --             $     --             $      9
                                                                                   ========           ==========           ========

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

         Operating results for the three months and six months ended June 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


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

         The components of comprehensive income are as follows:

                 (in thousands)                                     Three Months Ended                        Six Months Ended
                                                                          June 30,                                June 30,
                                                                 1998                 1997               1998                1997
                                                                -------             -------             -------             -------
Net loss applicable to common shareholders .........            $(2,195)            $  (912)            $(3,463)            $(1,805)
Change in unrealized gain (loss) on
     available-for-sale investments                                --                    (8)                 76                 (17)
                                                                -------             -------             -------             -------
Comprehensive net loss .............................            $(2,195)            $  (920)            $(3,387)            $(1,822)
                                                                =======             =======             =======             =======


         Accumulated  other   comprehensive   income  (loss)  presented  on  the
accompanying  balance sheet  consists of the  accumulated  net  unrealized  gain
(loss) on available-for-sale investments.


Note 4.   -   Debt Agreement


         In June 1998, the Company entered into an agreement with a bank to provide for borrowings of up to $4.5 million through December 1999 with interest at the bank's prime rate plus one percentage point or a rate equal to four and one quarter percentage points above the yield of the 48 month treasury bill. Interest only payments are due during the first twelve months of the agreement. After the initial 12-month period of the agreement, the Company is required to repay the amount then borrowed in 48 equal monthly installments. As of June 30, 1998, no borrowings were outstanding.


Note 5.   -   Lease Agreement


         In April 1998, the Company signed an agreement to lease a new facility, currently under construction, in the proximity of its current facilities. The lease term is for ten years. The facility size is approximately 65,000 square feet, of which a significant portion will be sublet by Cellegy during its initial years of occupancy. The Company plans to consolidate its laboratory and administrative operations into the new facility by the end of this year or early in 1999.

         The lease commitments are the following as of June 30, 1998:

                  1999                      $  989,625
                  2000                      $1,164,936
                  2001                      $1,199,880
                  2002                      $1,235,880
                  2003                      $1,272,948
                  Thereafter                $6,961,020

         The Company expects that, at current real estate market rates, more than one half of the lease commitment above in 1999 and 2000 will be offset by sublease of the facility.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Quarterly Report on Form 10-QSB, includes forward-looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Further, the Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Actual events or results may differ materially from those discussed in this Quarterly Report. See "Factors That May Affect Future Operating Results."

     Cellegy Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development of prescription drugs and cosmeceuticals to address a variety of diseases and conditions utilizing its patented transdermal and topical delivery technologies. The Company was incorporated in California in 1989. Cellegy is developing several prescription drugs, including Anogesic(R), a nitroglycerin-based product for the treatment of anal fissures and hemorrhoids, a transdermal testosterone gel for the treatment of hypogonadism, a condition that frequently results in lethargy and reduced libido in men above the age of 40, and Glylorin(TM), a novel treatment for ichthyosis vulgaris, a debilitating skin disease. Exclusive worldwide marketing rights for Glylorin have been licensed to Glaxo Wellcome Inc. In addition to its prescription drugs, Cellegy is testing and developing a line of anti-wrinkling cosmeceutical products which the Company believes will address the skin care needs of an affluent and aging population.

General


         In November 1997, the Company completed a $15.1 million public offering of approximately 2.0 million shares of Common Stock. CIBC Oppenheimer Corp. acted as underwriter in connection with the offering. Simultaneously, the Company's stock was approved for listing on the Nasdaq National Market.

     In December 1997, the Company completed an asset purchase agreement with Neptune Pharmaceutical Corporation ("Neptune") to acquire all patent and other intellectual property rights relating to Anogesic, a topical product candidate for the treatment of anal fissures and hemorrhoids. The Company's expenses relating to product development and clinical trials are expected to increase during the remainder of 1998 and thereafter as a result of the initiation of Phase III clinical trials in July 1998. Although the purchase price for Anogesic is payable in Cellegy Common Stock, the Company recorded a non-cash charge to operations for in process technology of $3,843,000 upon completion of the Anogesic acquisition in 1997.

     In June 1998, Cellegy and 3M Drug Delivery Systems announced that a research agreement had been signed to evaluate combining Cellegy's CELLEDIRM anti-inflammatory technology with 3M's Latitude(TM) Transdermal Delivery System. A combination of Cellegy's inflammatory response modulator technology with 3M's drug-in-adhesive transdermal system may eliminate or reduce skin irritation and inflammation caused by some drugs in sensitive patients. 3M Drug Delivery Systems is a world leader in transdermal technology. The Latitude Transdermal System and 3M's transdermal components are approved globally for products in numerous therapeutic areas.


Results of Operations


     Revenues. The Company had revenues of $251,000 and $318,000 for the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, revenues consisted of $160,000 for development funding associated with the Glaxo license agreement, $86,000 related to an Orphan Drug grant from the FDA to cover certain of the Company's clinical trial costs for Glylorin, and $5,000 from Neutrogena for the reimbursement of patent expenses incurred by Cellegy related to a license agreement with Neutrogena. During the first six months of 1997, revenues consisted of $218,000 associated with the Glaxo license agreement and $100,000 from FDA Orphan Drug grant payments.

     For the three months ended June 30, 1998, the Company recorded revenues of $136,000, compared with $170,000 for the same period last year. The Company will continue to receive lower levels of development funding from Glaxo over the next several quarters, but is pursuing other licensing and product supply agreements which, if entered into, may result in additional contract revenues or product sales. There can be no assurances regarding when, or if, such revenues will occur. Through the end of the Orphan Drug grant period on September 30, 1998, the Company expects to receive an additional $15,000 in FDA Orphan Drug grant funding. Full grant funding of $400,000 is anticipated over the two year life of the grant.

     Research and Development Expenses. Research and development expenses were $2,934,000 for the six months ended June 30, 1998, a 91% increase compared with expenses of $1,537,000 for the same period last year. The Company incurred research and development expenses of $1,752,000 and $803,000 for the three months ended June 30, 1998 and 1997, respectively. These increases were primarily due to salary costs in connection with increased scientific personnel and the associated recruiting and relocation expenses, as well as increased contract research and patent expenses. Cellegy's research expenses are expected to continue to increase during 1998 as preclinical and clinical trial activity associated with its Anogesic and anti-wrinkling programs increases and as it continues development of the Company's drug delivery technologies, including transdermal testosterone gel. The Company expects to continue selective hiring in research and development, but at a slower rate than during the first half of 1998.

     General and Administrative Expenses. General and administrative expenses increased to $1,353,000 for the six months ended June 30, 1998, compared with $736,000 for the same period last year. The Company incurred general and administrative expenses of $834,000 and $376,000 for the three months ended June 30, 1998 and

1997, respectively. These increases were primarily due to salary costs in connection with the addition of administrative personnel and the associated recruiting and relocation expenses, increased external reporting expenses and marketing expenses related to the Company's cosmeceuticals. The Company's general and administrative expenses are expected to continue to increase in the future in support of its research and product commercialization efforts, particularly associated with the launch of its cosmeceuticals, and the planned expansion and consolidation of its office and laboratory facilities.

     Interest Income and Expense. The Company earned $573,000 in interest income for the six months ended June 30, 1998, compared with $183,000 for the same period last year. For the three months ended June 30, 1998 and 1997, the interest income earned was $255,000 and $104,000, respectively. Increases in interest income were due to higher average investment balances during the period resulting from proceeds principally associated with a public offering of Common Stock in November 1997. No interest expense was incurred during the six months ended June 30, 1998 or 1997.

     Net Loss. The net loss applicable to common shareholders was $3,463,000 or $0.34 per share for the six months ended June 30, 1998 based on 10,154,000 weighted average shares outstanding, compared with a net loss of $1,805,000 or $0.32 per share for the same period in the prior year, when 5,559,000 weighted average shares were outstanding. For the three months ended June 30, 1998, the net loss applicable to common shareholders was $2,195,000 or $0.22 per share based on 10,165,000 weighted average shares outstanding, compared with $912,000 or $0.16 per share based on 5,738,000 weighted average shares outstanding for the same period last year.


Liquidity and Capital Resources


     The Company has experienced net losses and negative cash flow from operations each year since its inception. Through June 30, 1998, the Company had incurred an accumulated deficit of $26.3 million and had consumed cash from operations of $19.7 million. The Company's public financings included $6.4 million in net proceeds from its initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of Common Stock in July 1997, and $13.8 million in net proceeds for a secondary public offering in November 1997.

     The Company's cash and investments were $18.0 million at June 30, 1998, compared with $21.7 million at December 31, 1997. The decrease in cash and investments was principally due to net cash used in operating activities. The Company's operations have and will continue to use substantial amounts of cash. Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of its research and development programs, the progress and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment, and the availability of other financing.

     In order to complete the research and development and other activities necessary to commercialize its products, additional financing may be required. As a result, the Company will seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for the Company to finance its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs. The Company believes that available cash resources and the interest thereon will be adequate to satisfy its capital needs through at least December 31, 1999.

Factors That May Affect Future Operating Results


     This Quarterly Report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties, including, but not limited to, statements concerning the commencement and completion of clinical trials, the timing of planned regulatory filings, the applicability of drug and cosmetic laws and regulations to the Company's products, independent decisions made by its collaborative partners, the Company's strategic plans, the scope and defensibility of the Company's patent coverage, anticipated expenditures and the need for additional funds. The factors discussed in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating the Company's business and prospects.


                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings


         None


Item 2.           Changes in Securities


         None


Item 3.           Defaults Upon Senior Securities


         None


Item 4.           Submission of Matters to a Vote of Security Holders


         At the Company's Annual Meeting of Shareholders, held on May 28, 1998, four matters were submitted to vote of the shareholders: (i) the election of directors; (ii) certain amendments to the Company's 1995 Equity Incentive Plan (the "Plan"); (iii) certain amendments to the Company's 1995 Directors' Stock Option Plan (the "Directors' Plan"); and (iv) the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

         (i) With respect to the election of directors, the following nominees (constituting of all nominees for election by the Company) were elected by the votes indicated:

Nominee                                     Votes                 Votes Withheld
-------                                     -----                 --------------
Jack L. Bowman                            7,717,307                   46,490
Denis R. Burger, Ph.D.                    7,717,307                   46,490
K. Michael Forrest                        7,716,807                   46,990
Tobi B. Klar, M.D.                        7,717,307                   46,490
Alan A. Steigrod                          7,716,807                   46,990
Carl R. Thornfeldt, M.D.                  7,717,307                   46,490
Larry J. Wells                            7,715,807                   47,990


         (ii) With respect to the amendment of the Plan, 3,967,444 shares voted in favor, 1,453,458 shares voted against, and 2,342,895 shares were withheld or not voted.

         (iii) With respect to the amendment of the Directors' Plan, 7,262,429 shares voted in favor, 382,323 shares voted against, and 119,045 shares were withheld or not voted.

         (iv) With respect to the ratification of Ernst & Young LLP as the Company's independent auditors, 7,740,272 shares voted in favor, 14,825 shares voted against, and 8,700 shares were withheld or not voted.


Item 5.           Other Information


         None


Item 6.           Exhibits and Reports on Form 8-K


         (a)      Exhibits

         Exhibit 10.01 Loan and Security Agreement between Silicon Valley Bank and Cellegy Pharmaceuticals, Inc. dated June 10, 1998.

         (b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CELLEGY PHARMACEUTICALS, INC.


Date:  August 4, 1998               /s/    K. Michael Forrest
                                    --------------------------------------------
                                           K. Michael Forrest
                                           President and Chief Executive Officer


Date:  August 4, 1998               /s/    A. Richard Juelis
                                    --------------------------------------------
                                           A. Richard Juelis
                                           Vice President, Finance and
                                           Chief Financial Officer