Form 10QSB
period 1998-09-30
CELLEGY PHARMACEUTICALS INC
filed 1998-11-03
CIK 887247

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

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

The number of shares outstanding of the registrant's common stock at November 2, 1998 was 10,165,315.

                          CELLEGY PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB


                                                                            Page
                                                                            ----
PART   I      FINANCIAL INFORMATION

Item 1.       Financial Statements

              Unaudited Condensed Balance Sheets as of September 30,  1998
              and December 31, 1997 ........................................  3

              Unaudited Condensed Statements of Operations for the three months and nine months ended September 30, 1998 and 1997, and the  period  from  June  26,  1989  (inception)  through
              September 30, 1998 ...........................................  4

              Unaudited Condensed Statements of Cash Flows for the three months and nine months ended September 30, 1998 and 1997, and the  period  from  June  26,  1989  (inception)  through
              September 30, 1998 ...........................................  5

              Notes to Condensed Financial Statements ......................  7

Item 2.       Management's  Discussion and Analysis of Financial Condition
              and Results of Operations ....................................  9

PART   II     OTHER INFORMATION

Item 1.       Legal Proceedings ............................................ 12

Item 2.       Changes in Securities ........................................ 12

Item 3.       Defaults Upon Senior Securities .............................. 12

Item 4.       Submission of Matters to a Vote of Security Holders .......... 12

Item 5.       Other Information ............................................ 12

Item 6.       Exhibits and Reports on Form 8-K ............................. 12

Signature(s) ............................................................... 13

                                                   PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                      Condensed Balance Sheets

                                            (Amounts in thousands, except share amounts)


                                                                                                        September 30,   December 31,
                                                                                                            1998             1997
                                                                                                          --------         --------
                                                                                                       (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ...................................................................        $    782         $  1,822
     Short-term investments ......................................................................           7,279            7,482
     Other current assets ........................................................................             755            1,011
                                                                                                          --------         --------
Total current assets .............................................................................           8,816           10,315
Property and equipment, net ......................................................................             251               14
Long-term investments ............................................................................           8,362           12,422
                                                                                                          --------         --------
Total assets .....................................................................................        $ 17,429         $ 22,751
                                                                                                          ========         ========


Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ....................................................        $    415         $    705
     Deferred revenue ............................................................................             250              500
     Accrued research fees .......................................................................             129              155
     Accrued compensation and related expenses ...................................................              58               37
     Note payable ................................................................................             421             --
                                                                                                          --------         --------
Total current liabilities ........................................................................           1,273            1,397
Shareholders' equity:
     Common stock, no par value;  20,000,000 shares  authorized:  10,165,315 shares issued and outstanding at September 30, 1998 and 10,123,751  shares issued
         and outstanding at December 31, 1997 ....................................................          44,353           44,192
     Accumulated other comprehensive income (loss) ...............................................              78              (12)
     Deficit accumulated during the development stage ............................................         (28,275)         (22,826)
                                                                                                          --------         --------
     Total shareholders' equity ..................................................................          16,156           21,354
                                                                                                          --------         --------
Total liabilities and shareholders' equity .......................................................        $ 17,429         $ 22,751
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

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Operations

                                                             (Unaudited)
                                          (Amounts in thousands, except per share amounts)


                                                                                                                       Period from
                                                                                                                       June 26, 1989
                                                                                                                       (inception)
                                                             Three Months Ended               Nine Months Ended          through
                                                                 September 30,                   September 30,         September 30,
                                                             1998            1997            1998            1997          1998
                                                           --------        --------        --------        --------      --------
Revenues:
     Licensing and contract revenue from
         affiliate .................................       $   --          $   --          $   --          $   --        $  1,145
     Licensing, milestone, and development
         funding ...................................             66             299             231             517         1,394
     Government grants .............................             16              26             102             126           400
     Product sales .................................            343            --               343            --             343
                                                           --------        --------        --------        --------      --------
Total revenue ......................................            425             325             676             643         3,282
     Cost of revenue ...............................            (91)           --               (91)           --             (91)
                                                           --------        --------        --------        --------      --------
Gross Profit .......................................            334             325             585             643         3,191
Operating expenses:
     Research and development ......................          1,886             852           4,819           2,389        17,729
     General and administrative ....................            690             330           2,044           1,066         9,833
     Acquired in process technology ................           --              --              --              --           3,843
                                                           --------        --------        --------        --------      --------
Total operating expenses ...........................          2,576           1,182           6,863           3,455        31,405
                                                           --------        --------        --------        --------      --------
Operating loss .....................................         (2,242)           (857)         (6,278)         (2,812)      (28,214)
     Interest income and other, net ................            258             170             831             354         2,254
     Interest expense ..............................             (3)           --                (3)           --            (867)
                                                           --------        --------        --------        --------      --------
Net loss ...........................................         (1,987)           (687)         (5,450)         (2,458)      (26,827)
Non-cash preferred dividends .......................           --                 2            --                35         1,448
                                                           --------        --------        --------        --------      --------
Net loss applicable to common shareholders .........       $ (1,987)       $   (689)       $ (5,450)       $ (2,493)     $(28,275)
                                                           ========        ========        ========        ========      ========
Basic and diluted net loss per common share ........       $  (0.20)       $  (0.10)       $  (0.54)       $  (0.41)
                                                           ========        ========        ========        ========
Weighted average common shares outstanding .........         10,165           7,112          10,158           6,076
                                                           ========        ========        ========        ========

The accompanying notes are an integral part of these condensed financial statements.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Cash Flows

                                                             (Unaudited)
                                                       (Amounts in thousands)


                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                        (inception)
                                                                                     Nine Months Ended September 30,      through
                                                                                     -------------------------------   September 30,
                                                                                         1998              1997             1998
                                                                                       --------          --------          --------
Operating activities
Net loss .....................................................................         $ (5,450)         $ (2,458)         $(26,827)
Adjustment to reconcile net loss to net cash used in operating activities:
   Acquired in process technology ............................................             --                --               3,843
   Depreciation and amortization .............................................               10                15               274
   Compensation expense related to the extension of option
     exercise periods ........................................................             --                  70               338
   Loss on sale of property and equipment ....................................             --                --                   4
   Amortization of discount on notes payable and deferred
     financing costs .........................................................             --                --                 568
   Issuance of common shares for services ....................................             --                --                  24
   Issuance of Series A convertible preferred stock for services
     rendered ................................................................             --                --                  73
   Issuance of Series A convertible preferred stock for interest .............             --                --                  68
   Issuance of Series A convertible preferred stock for license
     agreement ...............................................................             --                --                 100
Changes in operating assets and liabilities:
   Other current assets ......................................................              256               (97)             (755)
   Accounts payable and accrued liabilities ..................................             (290)              (88)              415
   Accrued research fees .....................................................              (26)             --                 129
   Accrued compensation and related expenses .................................               21                 6                58
   Deferred revenue ..........................................................             (250)              500               250
                                                                                       --------          --------          --------
Net cash used in operating activities ........................................           (5,729)           (2,052)          (21,438)

Investing activities
Purchase of property and equipment ...........................................             (247)             --                (420)
Purchases of investments .....................................................           (3,000)           (6,990)          (38,538)
Sales and maturities of investments ..........................................            7,354             6,255            22,975
                                                                                       --------          --------          --------
Net cash provided by (used in) investing activities ..........................            4,107              (735)          (15,983)


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

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                          Condensed Statements of Cash Flows - (Continued)

                                                             (Unaudited)
                                                       (Amounts in thousands)


                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                        (inception)
                                                                                     Nine Months Ended September 30,      through
                                                                                     -------------------------------   September 30,
                                                                                         1998              1997             1998
                                                                                       ----------         --------         --------
Financing activities
Proceeds from notes payable ..................................................         $     --           $   --           $  3,547
Repayment of notes payable ...................................................               --               --             (2,111)
Proceeds from bank note payable ..............................................                421                               421
Net proceeds from issuance of common stock ...................................                161            4,089           24,668
Issuance of convertible preferred stock, net of issuance costs ...............               --               --             11,758
Deferred financing costs .....................................................               --               --                (80)
                                                                                       ----------         --------         --------
Net cash provided by financing activities ....................................                582            4,089           38,203
                                                                                       ----------         --------         --------
Net increase (decrease) in cash and cash equivalents .........................             (1,040)           1,302              782
Cash and cash equivalents, beginning of period ...............................              1,822               36             --
                                                                                       ----------         --------         --------
Cash and cash equivalents, end of period .....................................         $      782         $  1,338         $    782
                                                                                       ==========         ========         ========

Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquired in process
   technology ................................................................         $     --           $   --           $  3,843
                                                                                       ==========         ========         ========
Conversion of preferred stock to common stock ................................         $     --           $  2,196         $ 14,715
                                                                                       ==========         ========         ========
Issuance of common stock for notes payable ...................................         $     --           $   --           $    269
                                                                                       ==========         ========         ========
Issuance of warrants in connection with notes payable financing
                                                                                       $     --           $   --           $    487
                                                                                       ==========         ========         ========
Issuance of Series A convertible preferred stock for notes
   payable ...................................................................         $     --           $   --           $  1,153
                                                                                       ==========         ========         ========
Issuance of Series B convertible preferred stock for notes
   payable ...................................................................         $     --           $   --           $    115
                                                                                       ==========         ========         ========
Issuance of common stock for Pacific Pharmaceuticals, Inc. ...................         $     --           $   --           $      9
                                                                                       ==========         ========         ========

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

     Operating results for the three months and nine months ended September 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


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


Note 3.   -   Comprehensive Income (Loss)

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. It has no impact on net loss or stockholders' equity.

     The components of comprehensive income (loss) are as follows:

      (in thousands)                    Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        1998        1997       1998       1997
                                       -------    -------    -------    -------
Net loss applicable to common
     shareholders ..................   $(1,987)   $  (689)   $(5,450)   $(2,493)
Change in unrealized gain (loss) on
     available-for-sale investments         14         43         90         26
                                       -------    -------    -------    -------
Comprehensive net loss .............   $(1,973)   $  (646)   $(5,360)   $(2,467)
                                       =======    =======    =======    =======

     Accumulated other comprehensive income (loss) presented on the accompanying balance sheet consists of the accumulated net unrealized gain (loss) on available-for-sale investments.

Note 4.   -   Bank Note Payable

     In June 1998, the Company entered into an agreement with a bank to provide for borrowings of up to $4.5 million through December 1999 with interest at the bank's prime rate plus one percentage point or a rate equal to four and one quarter percentage points above the yield of the 48 month treasury bill. Interest only payments are due during the first twelve months of the agreement. After the initial 12-month period of the agreement, the Company is required to repay the amount then borrowed in 48 equal monthly installments. As of September 30, 1998, a total of $421,000 has been borrowed.


Note 5.   -   Lease Agreement

     In April 1998, the Company signed an agreement to lease a new facility, currently under construction, in the proximity of its current facilities. The lease term is for ten years. The facility size is approximately 65,000 square feet, of which a significant portion will be sublet by Cellegy during its initial years of occupancy. The Company plans to consolidate its laboratory and administrative operations into the new facility by the end of 1998.

         The lease commitments are the following as of September 30, 1998:

                  1999                      $  989,625
                  2000                      $1,164,936
                  2001                      $1,199,880
                  2002                      $1,235,880
                  2003                      $1,272,948
                  Thereafter                $6,961,020

     The Company expects that, at current real estate market rates, approximately one half of the lease commitment above in 1999 and 2000 will be offset by sublease of the facility. A letter of intent to sublease approximately 15,000 square feet in the new facility has been completed.


Note 6.   -   Product Revenues

     Revenues related to cosmeceutical product sales are recognized upon shipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Quarterly Report on Form 10-QSB includes forward-looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Further, the Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Actual events or results may differ materially from those discussed in this Quarterly Report. See "Factors That May Affect Future Operating Results."

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

     In June 1998, Cellegy and 3M Drug Delivery Systems announced that a research agreement had been signed to evaluate combining Cellegy's CELLEDIRM anti-inflammatory technology with 3M's Latitude(TM) Transdermal Delivery System. 3M Drug Delivery Systems is a world leader in transdermal technology. The Latitude Transdermal System and 3M's transdermal components are technologies used for products in various therapeutic areas.

     In September 1998, Cellegy completed initial shipments and product sales of its C79 skin formulation to Gryphon Development Inc., the product development arm of Bath & Body Works. C79 is a key ingredient in a new line of healing hand creams launched for the 1998 holiday season at selected Bath & Body Works stores in the United States.

Results of Operations

     Revenues. The Company had revenues of $676,000 and $643,000 for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, revenues consisted of $231,000 for development funding associated with the Glaxo license agreement, $102,000 related to an Orphan Drug grant from the FDA to cover certain of the Company's clinical trial costs for Glylorin, and $343,000 in product sales associated with a purchase order received from Gryphon Development Inc. During the first nine months of 1997, revenues consisted of $517,000 associated with the Glaxo license agreement and $126,000 from FDA Orphan Drug grant payments.

     For the three months ended September 30, 1998, the Company recorded revenues of $425,000, compared with $325,000 for the same period last year. The Company will receive significantly lower levels of development funding from Glaxo, but is pursuing other licensing and product supply agreements which, if entered into, may result in additional contract revenues or product sales. There can be no assurances regarding when, or if, such revenues will occur. Through the end of the Orphan Drug grant period on September 30, 1998, the Company received the full grant funding of $400,000 from the FDA.

     Research and Development Expenses. Research and development expenses were $4,819,000 for the nine months ended September 30, 1998, compared with expenses of $2,389,000 for the same period last year. The Company incurred research and development expenses of $1,886,000 and $852,000 for the three months ended September 30, 1998 and 1997, respectively. These increases were primarily due to salary costs in connection with increased scientific personnel and the associated recruiting and relocation expenses, as well as increased contract research and patent expenses. The increase during the last three months was principally due to expenses related to the Anogesic Phase III clinical trial. Cellegy's research expenses are expected to continue to increase during 1998 as preclinical and clinical trial activity associated with its Anogesic clinical program increases and as it continues development of its transdermal testosterone gel.

     General and Administrative Expenses. General and administrative expenses increased to $2,044,000 for the nine months ended September 30, 1998, compared with $1,066,000 for the same period last year. The Company incurred general and administrative expenses of $690,000 and $330,000 for the three months ended September 30, 1998 and 1997, respectively. These increases were primarily due to salary costs in connection with the addition of administrative personnel and the associated recruiting and relocation expenses, increased external reporting expenses and marketing expenses related to the Company's cosmeceuticals. The Company's general and administrative expenses are expected to continue to increase in the future in support of its research and product commercialization efforts and the planned expansion and consolidation of its office and laboratory facilities.

     Interest Income and Expense. The Company earned $831,000 in interest income for the nine months ended September 30, 1998, compared with $354,000 for the same period last year. For the three months ended September 30, 1998 and 1997, the interest income earned was $258,000 and $170,000, respectively. Increases in interest income were due to higher average investment balances during the period resulting from proceeds principally associated with a public offering of Common Stock in November 1997. Interest expense of $3,000 was incurred during the three months ended September 30, 1998 in connection with a bank loan agreement.

     Net Loss. The net loss applicable to common shareholders was $5,450,000 or $0.54 per share for the nine months ended September 30, 1998 based on 10,158,000 weighted average shares outstanding, compared with a net loss of $2,493,000 or $0.41 per share for the same period in the prior year, when 6,076,000 weighted average shares were outstanding. For the three months ended September 30, 1998, the net loss applicable to common shareholders was $1,987,000 or $0.20 per share based on 10,165,000 weighted average shares outstanding, compared with $689,000 or $0.10 per share based on 7,112,000 weighted average shares outstanding for the same period last year.

Liquidity and Capital Resources

     The Company has experienced net losses and negative cash flow from operations each year since its inception. Through September 30, 1998, the Company had incurred an accumulated deficit of $28.3 million and had consumed cash from operations of $21.4 million. The Company's public financings included $6.4 million in net proceeds from its initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of Common Stock in July 1997, and $13.8 million in net proceeds from a secondary public offering in November 1997.

     The Company's cash and investments were $16.4 million at September 30, 1998, compared with $21.7 million at December 31, 1997. The decrease in cash and investments was principally due to net cash used in operating activities. The Company's operations have and will continue to use substantial amounts of cash. Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of its research and development programs, the progress and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the ability of the Company to establish new collaborative arrangements, its ability to maintain existing collaborations, particularly with Glaxo, the initiation of commercialization activities, the purchase of capital equipment, and the availability of other financing.

     In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. As a result, the Company will seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such financing, including further development funding from Glaxo, will be available for the Company to fund its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs. The Company believes that available cash resources and the interest thereon will be adequate to satisfy its capital needs through at least December 31, 1999.

     Impact of Year 2000. The Company has established a project team to review and make necessary modifications to its computer systems for Year 2000 compliance. The Company completed an initial assessment of its Year 2000 status in September 1998. The majority of the hardware can be made Year 2000 compliant through BIOS upgrades or software patches. The expected completion date for this is December 1998. The Company currently does not expect the cost of its Year 2000 compliance program will be material to its financial condition. In addition, the Company is developing a contingency plan in the event that a business interruption caused by Year 2000 problems should occur. The contingency plans also include plans to address third parties' Year 2000 issues that may arise. Nevertheless, Year 2000 compliance is a complex project and it depends on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.


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


                                             CELLEGY PHARMACEUTICALS, INC.


Date:  November 3, 1998              /s/   K. Michael Forrest
                                     -------------------------------------------
                                           K. Michael Forrest
                                           President and Chief Executive Officer


Date:  November 3, 1998              /s/   A. Richard Juelis
                                     -------------------------------------------
                                           A. Richard Juelis
                                           Vice President, Finance and
                                           Chief Financial Officer