Form 10-K
period 1998-12-31
CELLEGY PHARMACEUTICALS INC
filed 1999-03-22
CIK 887247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark one)

    X     Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
--------  Exchange Act of 1934 for the Fiscal Year Ended December 31, 1998

OR

          Transition Report Pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934

                         Commission File Number 0-21180


                          CELLEGY PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


               California                                      82-0429727
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

349 Oyster Point Boulevard, Suite 200, South San Francisco, California   94080
        (Address of Principal Executive Offices)                      (zip code)

       Registrant's telephone number, including area code: (650) 616-2200


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

                         YES      X                NO
                               -------                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Registrant's revenues for the year ended December 31, 1998 were $831,720.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1999 was $34,058,415 (based on the closing price for the Common Stock on The Nasdaq Stock Market on such date). This calculation does not include a determination that persons are affiliates or non-affiliates for any other purpose.

The number of shares of Common Stock outstanding as of March 16, 1999 was 10,173,294.

                       Documents Incorporated By Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 20, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.



                           CELLEGY PHARMACEUTICALS, INC. 10-K ANNUAL REPORT

                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998



                                           TABLE OF CONTENTS



                                                                                                                 Page
                                                Part I

Item 1     BUSINESS ............................................................................................    1

Item 2     PROPERTIES ..........................................................................................   15

Item 3     LEGAL PROCEEDINGS ...................................................................................   15

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................................................   15

Item 4a    EXECUTIVE OFFICERS OF THE REGISTRANT ................................................................   15

                                                Part II

Item 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...............................   18

Item 6     SELECTED FINANCIAL DATA .............................................................................   19

Item 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............   20

Item 7a    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........................................   27

Item 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................................................   28

Item 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ................   28

                                               Part III

Item 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..................................................   28

Item 11    EXECUTIVE COMPENSATION ..............................................................................   28

Item 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......................................   28

Item 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................................................   28


                                                Part IV

Item 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ....................................   29



                                     PART I

ITEM 1:  BUSINESS

Overview

     Cellegy Pharmaceuticals, Inc. ("Cellegy" or the "Company"), incorporated in California in 1989, is a biopharmaceutical company engaged in the development of prescription drugs and high performance cosmeceutical products. The Company's products are all designed to be applied topically to address systemic medical conditions or skin diseases and other local conditions.

     Cellegy's most advanced prescription product candidates include Anogesic(R), a nitroglycerin-based product for the treatment of anal fissures and hemorrhoids, and a transdermal testosterone gel for the treatment of male hypogonadism, a condition that frequently results in lethargy and reduced libido in men above the age of 40. Anogesic is currently undergoing a multi-center Phase III clinical trial in the United States for the treatment of chronic anal fissures. Cellegy's other prescription product, Glylorin(TM) (monolaurin), is a novel topical treatment for ichthyosis vulgaris and other severe dry skin conditions. In March 1999, Cellegy and Glaxo Wellcome Inc. ("Glaxo") announced their intention to terminate an existing license agreement with respect to Glylorin, thereby returning product rights to Cellegy.

     In addition to prescription drugs, Cellegy is testing and developing a line of non-prescription cosmeceutical products which the Company believes will help reverse the signs of skin aging and address the skin care needs of an affluent and aging population. Cellegy's cosmeceutical products are expected to be marketed to dispensing dermatologists, cosmetic surgeons and prestige department stores by a separately established company, Cellisis Cosmeceuticals, Inc.

     The Company's principal technologies consist of CELLEDIRM and PERMEATE. CELLEDIRM is a group of compounds identified by Cellegy's scientists and found in preclinical evaluations to reduce or eliminate irritation caused by many substances that come into contact with the skin. The Company's CELLEDIRM technology is currently being developed as an adjunct to its PERMEATE technology to mitigate skin irritation problems associated with transdermal drug delivery. Cellegy also believes that its CELLEDIRM technology can be used to develop a wide range of improved prescription and non-prescription products for the treatment of dermatological conditions, and can improve the performance of cosmeceutical products that are intended to enhance the appearance of the skin. PERMEATE is a patented topical drug delivery system which has been found in preclinical evaluations to permit delivery of larger or insoluble drugs into the blood stream or into the skin itself.

     The Company has not yet completed the commercial development of any of its prescription drug candidates. It has completed development of a line of cosmeceutical products that it intends to commercialize in 1999. In 1998, the Company began selling an intensive moisturizer formulation for inclusion in a final product marketed by Bath and Body Works, a specialty retailer. There is no certainty that such sales will continue or that the Company's other cosmeceutical products will be commercialized within the expected time frame, if ever. In addition, the Company's business involves many other risks and uncertainties that could affect the Company's future financial position or results of operations. For further information regarding some of those factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results."

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

     Lower Risk Strategy for Selecting Product Candidates for Development. The Company does not intend to focus its near-term product development efforts on new chemical entities. Instead, the Company will focus on applying its proprietary technologies in the development of:

     (1) new or improved uses of topical and transdermal formulations of Food and Drug Administration ("FDA") containing approved or monographed pharmaceutical compounds. In all cases, Cellegy will attempt to achieve marketing exclusivity or patent protection for such products;

     (2) new cosmeceutical products that address the skin care needs of an increasing number of affluent middle-aged and older people;

     (3) new products, or sale of CELLEDIRM-based products, to corporate partners;

     (4) topical or transdermal formulations of new chemical entities in partnership with pharmaceutical or biotechnology companies.

     Self Marketing to Specialty Physician and Dermatology Markets in U.S. Cellegy plans to market Anogesic and related products to a group of key physician specialists, either through the utilization of contract sales representatives or through the establishment of its own sales force. The Company plans to seek the support of a larger pharmaceutical company to assist in the promotion of these products to a broader physician audience. Cellegy also plans to retain exclusive or co-promotion rights in the United States to the dermatological and cosmeceutical products it develops, while outlicensing rights for other uses.

     Outlicensing of Overseas Rights. The Company will initially pursue a policy of outlicensing the overseas rights for products it develops in exchange for upfront payments, royalties and/or product rights.

     Leveraging of Corporate Alliances. Cellegy plans to enter into strategic alliances with established pharmaceutical companies for the development of certain products. These alliances generally will provide research or clinical funding and other support during the product development process. Cellegy's partners generally will provide established and trained marketing and sales forces. Cellegy generally will attempt to retain commercial rights to dermatological and other specialty pharmaceutical uses of products developed under partner sponsored research collaborations.

     Acquisition of Complementary Products. Although Cellegy is focusing primarily on the development of its own products and technologies, the Company may opportunistically acquire products, technologies or companies with products and distribution capabilities consistent with its commercial objectives.

Currently Marketed Products

High Performance Skin Care Products

     The Company has completed development of certain consumer skin care and non-prescription products, including skin barrier repairing/fortifying moisturizers, skin protectant and anti-irritant lotions and creams. The Company is continuing to develop formulations in other related skin care consumer product categories. These products utilize certain of the Company's proprietary formulations. These formulations were tested for their moisturizing properties in humans compared with a leading commercial product. Results showed that the Cellegy formulations had more than a 50% higher moisturization effect 12 hours after application than the product tested.

     The Company has incorporated this technology in a number of skin care formulations and is currently marketing one such formulation to specialty retailer Bath and Body Works, which incorporates them into their intensive moisturizing hand cream products. Cellegy revenues from sales of these products totaled $458,000 in 1998.

     Cellegy intends to expand the sale of such formulations to other specialty retailers which may market them under their own brand names through traditional, non-physician retail channels.

Products Under Development

Prescription Products

Anogesic

     The Company's leading product candidate is Anogesic, a topical prescription product for the treatment of anal fissures and hemorrhoids. Anogesic is a unique, nitroglycerin-based product which, based on published studies of trials in over 400 patients, appears to effectively heal anal fissures and is capable of dramatically reducing the pain of hemorrhoids. In a clinical study published in The Lancet it was shown that nitroglycerin promotes healing in over two-thirds of patients who would have required rectal surgery. The Company commenced a pivotal Phase III clinical trial for anal fissures in 1998 and expects to complete this study in 1999. In addition, Cellegy plans to initiate trials for complications of hemorrhoids in 1999.

     Anal fissures are painful tears in the tissue of the anal mucosa and are common conditions affecting men and women of all age groups. Of the approximately 600,000 new cases of anal fissures each year in the U.S., Europe and Japan, approximately half require painful and expensive surgery, a procedure that sometimes leaves patients incontinent. A thrombosed external hemorrhoid is a dilated, swollen vein at the margin of the anus, resulting from clotting blood formed within the dilated external hemorrhoidal veins. In the United States alone, there are approximately nine million people who suffer from hemorrhoids each year.

     Current drug therapies include anesthetics and anti-inflammatory agents that only partially relieve the symptoms of these conditions. Even though current treatments are only partially effective, sales of prescription products currently used to treat anal fissures and hemorrhoids have been estimated to be approximately $500 million in the United States, Europe and Japan. Surgical procedures and hospitalization stays related to these conditions represent a substantial additional cost to the healthcare systems.

     Anogesic is a proprietary formulation that includes nitroglycerin, a drug that has been used for many years in the treatment of certain heart diseases. Once administered, nitroglycerin causes relaxation of the sphincter muscle, which rapidly relieves pain and promotes the healing of the anal fissure or hemorrhoid. Anogesic is protected by two broad U.S. patents, both of which have been issued, the most recent in December 1997. In addition, numerous patent applications have been filed in all major overseas markets.

     The Company expects that the Phase III trials will generate the data required to pursue regulatory submission in the United States, and potentially, Europe. The clinical trials will include about 350 patients in several study centers in the United States. Patients receive one of three strengths of Anogesic or placebo. The product is administered on a daily basis until the patient's fissure is cured, up to a maximum administration period of eight weeks. The patient will then be observed for an additional 30-day period to determine whether any relapse occurs. Cellegy currently expects that the Phase III clinical trials for the fissure indication will be completed in 1999.

Testosterone Gel (male hormone replacement therapy)

     The Company is currently developing a transdermal testosterone gel to address male hypogonadism (or andropause), a condition which results from a decline in the body's production of the sex hormone testosterone. Low levels of testosterone can result in lethargy, depression and a decline in libido. In severely deficient cases, loss of muscle and bone mass can occur. Approximately 5 million men in the United States, primarily in the aging (over 40) male population group, have lower than normal levels of testosterone. Hypogonadism is the first indication for which the Company will seek regulatory approval in the U.S.

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

     Cellegy's patchless testosterone gel will incorporate the Company's CELLEDIRM technology. The gel product is expected to permit a once-a-day application of a metered dose to a small area of the skin without the irritation associated with current patch products. The current gel appears to be transparent, rapid drying and non-staining.

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

     The Company has commenced a pharmacokinetic study at two prominent U.S. medical centers. If the study is successful, Phase III human trials for the treatment of hypogonadism are planned for late 1999. The Company believes that due to well-documented toxicology and efficacy data regarding the use of testosterone, regulatory approval of its transdermal testosterone gel may be achieved more quickly than would normally be associated with a new chemical entity.

Glylorin

     Glylorin is a product developed by Dr. Carl Thornfeldt, Cellegy's founder and Chairman. The product is being developed for skin conditions which range from mild to severe ichthyosis vulgaris ("IV") and other severe dry skin conditions. In November 1996, Cellegy licensed Glylorin to Glaxo. In March 1999, Cellegy and Glaxo announced their agreement in principle to terminate the license agreement, at the request of Cellegy, with the return to Cellegy of Glylorin product rights. Cellegy will seek another partner to complete clinical development and regulatory approval of Glylorin in return for specifically defined geographic marketing rights, once it reacquires the product rights from Glaxo. If Cellegy is unable to find another corporate partner to develop
Glylorin, it is not currently anticipated that Glylorin will be further developed by Cellegy, and the product may therefore not be commercialized.

     Congenital Primary Ichthyosis

     Ichthyosis is a family of related incurable skin diseases characterized by a severe scaling of the skin that frequently affects large areas of the body. In all forms of ichthyosis, skin cells form a rigid, thick surface layer of scales that often discolor and crack. Congenital primary ichthyosis (CPI) is a group of the most severe and debilitating forms of ichthyosis, affecting all age and ethnic groups. Approximately 100,000 people in the United States and at least an equal number of persons outside the United States are afflicted with CPI. Glylorin has been granted Orphan Drug status by the FDA for the treatment of this condition.

     In March 1998, the Company announced the results of a double-blind, placebo controlled Phase III clinical trial to evaluate the effectiveness of Glylorin in non-bullous congenital ichthyosiform erythroderma ("n-CIE"), a form of CPI. Utilizing the statistical method established in the original protocol for the trial, Glylorin did not show a statistical difference compared with the vehicle (placebo) in improving scaling, the primary outcome endpoint. However, the investigators' global assessment scores showed that 43% of the patients improved overall by more than 50% over time compared with only 19% of those receiving the vehicle. Moreover, when all the observations of each patient over the 12-week study were analyzed using a different statistical method, a significant improvement compared with the vehicle was observed for some outcome variables, including scaling at all timepoints. While the results of the study were encouraging overall, Cellegy has determined that it will not pursue the CPI indication at this time.

     Ichthyosis Vulgaris

     In 1998, Glaxo completed a Phase II clinical trial for the treatment of Ichthyosis Vulgaris, a milder form of ichthyosis which afflicts approximately one million people in the United States and a similar number in Europe. The disease is characterized by severe dry skin and scaling (although not as thick as the scaling present in CPI). Lac-Hydrin, the only currently approved prescription product for the treatment of IV, has certain side effects, including irritation and stinging on thinner skin areas such as the face. In addition, the product is not indicated for pediatric use. The results of the Phase II study, which were announced in August 1998, showed that Glylorin was able to completely clear 56% of the lesions treated, whereas only 33% of the lesions treated with the vehicle were cleared. Based on these results, the Company and Glaxo prepared a proposed Phase III clinical trial protocol which was discussed with, and approved in principle by, the FDA late in 1998.

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

     Cellegy's testosterone gel product (for the treatment of male hypogonadism) is being designed so that the dose can be readily reduced and customized to restore normal testosterone levels in women. The Company believes that this change may be accomplished by reducing the amount of gel delivered via a metered dose without a significant change in the product formulation. Thus, the Company believes that the same formulation can be developed and tested for use in both hypogonadism and menopause. Clinical studies for this indication are planned to commence once the initial studies in hypogonadal males are completed.

Estrogen-Testosterone Gel (female hormone replacement therapy)

     Cellegy's third planned product in the area of hormone replacement therapy is a combination estrogen-testosterone gel which utilizes the Company's proprietary drug delivery technologies to restore the natural levels of both hormones in elderly or menopausal women. The Company believes that this product may offer significant advantages over the patches in terms of reduced side effects and patient convenience. The combination formulation is in the research stage with clinical trials planned following development of the mono-therapy testosterone products.

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

Anti-Wrinkling Products  *

     The Company's core cosmeceutical program, includes anti-wrinkling products which, based on human studies to date, appear to mitigate the visible effects of photoaging and skin wrinkling. Cellegy's anti-wrinkling products will be included in a line of products that the Company believes has a different mechanism of action which is expected to produce greater improvement to the skin's appearance and cause less irritation than current market leading products.

     Signs of aging and photoaging usually become visible when people reach their early thirties, with fine lines and roughness, loss of suppleness and elasticity of the skin becoming apparent. In subsequent decades, there is further deterioration marked by coarse wrinkles, spotty irregular pigmentation, leathery texture or thinning of the skin. Many of the skin changes associated with aging are due to ultraviolet light exposure, referred to as "photoaging." At the retail level, the non-prescription market for products which are used to mitigate the effects of aging and photodamage upon the skin is estimated to be in excess of $1 billion in annual sales in the United States and growing at approximately 14% per year. The current high performance cosmeceutical anti-wrinkling market in the United States consists of a few broad categories of products, utilizing the following active ingredients: alpha and beta hydroxy acids, retinols and anti-oxidants.

     Many of the currently marketed department store cosmeceutical products contain low concentrations of one or more of the above mentioned active ingredients and, to the Company's knowledge, their efficacy has not generally been supported by clinical studies. Low concentrations of the active ingredients are frequently employed in order to avoid side effects which can include stinging, redness and skin irritation, which generally increase with the concentration of the active ingredient used. However, the low concentrations of the active ingredient generally limit the efficacy of the products. Most of the cosmeceutical lines marketed to physicians contain higher concentrations of actives, yet the formulations are not substantiated by clinical study results.

     Cellegy's high performance anti-wrinkling products incorporate CELLEDIRM, together with an active ingredient having multi-action capability exhibiting many of the attributes of several of the active cosmeceutical ingredients listed above. Certain human studies already completed and others in progress may
provide   stronger
comparative measurement data versus certain leading cosmeceutical products. If development continues successfully, the Company believes the product line could be available for launch in 1999. The products are planned to be marketed and distributed by Cellisis Cosmeceuticals Inc., a company recently established by Cellegy. Marketing efforts will be focused on the professional market segment (dermatologists, cosmetic and plastic surgeons), as well as the prestige department store market segment, capitalizing on the Company's research and human studies and its expertise in skin biology.

* References in this Report to "anti-wrinkling," "anti-wrinkling products" or the "anti-wrinkling market" are intended to refer to a product category that the Company believes is generally understood in the marketplace or to products in that category, and are not intended to describe any claims that the Company's cosmeceutical products act in any way other than as cosmetics as defined under applicable laws. The term "cosmeceuticals" refers to products that, if they satisfy the definition of a cosmetic under applicable federal laws and if they are not also drugs under those laws, are not subject to the same requirements as drug products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results -- Possible FDA Regulation of Cosmeceutical Products as Drugs" and "Government Regulation."

Technology

Background in Skin Biology

     Cellegy's technologies and products have been developed based on its research in skin biology and knowledge of the physical functions of the skin, particularly the epidermis. The epidermis is comprised mainly of cells known as keratinocytes that are continually regenerated and move toward the skin surface where they flatten, lose their nucleus, and become the outermost layer of the epidermis, the stratum corneum. The stratum corneum acts as a protective barrier against physical injuries and disease, and regulates the loss of moisture from the body. It consists of an array of flattened cells suspended in highly organized lipid structures, similar conceptually to a brick and mortar arrangement. Most importantly, these lipids regulate the permeability properties of the skin and, therefore, the movement of topically applied drugs into the body.

     In addition to its physical role as barrier, the epidermis is biologically active, capable of initiating a full inflammatory reaction (characterized by redness and swelling). Normally, this process is a protective reaction in response to various noxious stimuli such as sunlight, irritants or mechanical injury (i.e., abrasions and burns). The same reaction, however, can result following the topical application of many drugs.

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

Core Technology

     Cellegy's focus on the biological functioning of the skin has permitted development of two novel technologies: (i) CELLEDIRM, which appears to be capable of mitigating the irritation and inflammation caused when drugs, solvents and other substances come into contact with the skin, and (ii) PERMEATE, which appears to be capable of enhancing the delivery of drugs applied to the skin for systemic delivery or for the treatment of local skin conditions.

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

The Company  expects its  proprietary  CELLEDIRM  technology to  complement  its
PERMEATE  drug  delivery  system  and to  provide  a  unique  platform  for  the development of novel topical products which could benefit from the anti-inflammatory or anti-allergic activities of CELLEDIRM. Since the active ingredients within CELLEDIRM are either GRAS (generally regarded as safe) or used as excipients in various pharmaceutical or cosmetic products, the Company believes the use of these compounds will not lengthen the United States Food and Drug Administration ("FDA") review time of therapeutic drug products in which they are used. Accordingly, the Company plans to utilize these compounds in the development of its testosterone product and certain other prescription and cosmeceutical products.

PERMEATE Technology

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

     The Company's research findings include the evaluation of selected PERMEATE systems in conjunction with the following drugs: testosterone, vasopressin, luteinizing hormone releasing hormone ("LHRH"), lidocaine, cimetidine, hydrocortisone and caffeine. Two of these compounds (LHRH and vasopressin), delivered using the Company's PERMEATE technology, are peptides which, to the Company's knowledge, have never before been delivered transdermally using conventional solvent technologies. The molecular weights of LHRH and vasopressin (approximately 1000 and 1200, respectively) are significantly greater than the (approximately 400 molecular weight) molecular weights of drugs delivered using currently approved transdermal patches. Because of other priorities, Cellegy does not expect to undertake significant research and development on PERMEATE during 1999.

Product Opportunities

Prescription Products

     Cellegy seeks to capitalize on its knowledge of skin biology to develop treatments for a wide range of conditions which can be addressed by the topical application of prescription drugs. This includes the incorporation of CELLEDIRM to complement the anti-inflammatory activity of known drugs including corticosteriods.

Consumer and Cosmeceutical Products

     Cellegy researchers are developing consumer and cosmeceutical products that fortify the protective function of the skin barrier and may improve the skin's ability to protect against environmental and occupational skin damage, thus preventing and/or reversing the signs of aging. Studies conducted to date by Cellegy and its collaborators suggest that these products may help alleviate inflamed skin conditions, as well as help reverse signs of photoaging, including fine lines, roughness, irregular pigmentation and wrinkling.

Drug Delivery Applications

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

     Transdermal delivery has historically been limited to those drugs which are small in size, highly potent and can easily penetrate the skin due to their physical and chemical characteristics. Specifically, the Company believes that drugs with molecular weights larger than 400, or those drugs requiring daily doses greater than five milligrams or that are too lipid soluble, will be difficult to deliver transdermally with currently marketed systems. Although many companies have experimented with different transdermal drug delivery methods, they have enjoyed only limited success. Of all the prescription drugs in the United States, less than ten drugs are currently approved by the FDA for transdermal administration. Although reasonably successful compared with other non-oral routes of drug administration (for example, nasal, implants or liposomal-based systems), transdermal delivery has proved more difficult than initially anticipated.

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

     The Company's research and development expenses were $6,668,000 in 1998, $3,788,000 in 1997, and $2,712,000 in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Patents and Trade Secrets

     The Company's success depends, in part, on its ability to obtain patent protection for its products and methods, both in the United States and in other countries. The patent position of companies engaged in businesses such as the Company's business generally is uncertain and involves complex legal and factual questions. There is a substantial backlog of patent applications at the U.S. Patent and Trademark Office ("USPTO"). Patents in the United States are issued to the party that is first to invent the claimed invention. Since patent applications in the United States are maintained in secrecy until patents issue, the Company cannot be certain that it was the first inventor of the invention covered by its pending patent applications or patents or that it was the first to file patent applications for such inventions. Further, issued patents can later be held invalid by the patent office issuing the patent or by a court. There can be no assurance that any patent applications relating to the Company's products or methods will issue as patents, or, if issued, that the patents will not be challenged, invalidated, or circumvented or that the rights granted thereunder will provide a competitive advantage to the Company. In addition, many other entities are engaged in research and product development efforts in drug delivery, skin biology and cosmeceutical fields that may overlap with the Company's  currently  anticipated  and future  products.  A substantial number of patents have been issued to such companies, and such companies may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of the Company. Such entities may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by the Company. These rights may prevent the Company from commercializing technology, or may require the Company to obtain a license from the entity to practice the technology. There can be no assurance that the Company will be able to obtain any such licenses that may be required on commercially reasonable terms, if at all, or that the patents underlying any such licenses will be valid or enforceable. Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to United States patents as extensively as those rights are protected in the United States. The issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, so the extent of any patent protection is uncertain and may vary in different countries. As with other companies in the pharmaceutical industry, the Company is subject to the risk that persons located in such countries will engage in development, marketing or sales activities of products that would infringe the Company's patent rights if such activities were in the United States.

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

     As of the end of March 1999, the Company has 16 issued United States patents, more than 35 issued foreign patents, and over 70 pending patent applications. The majority of these patents are for the use of certain compounds to treat common or severe inflammatory dermatologic diseases including dermatitis, psoriasis, rosacea and acne, as well as disorders such as various ichthyoses, signs and symptoms of skin aging and premalignant actinic keratoses. Three issued United States patents and 22 issued foreign patents relate to the Company's Glylorin product for the treatment of ichthyosis and certain other skin diseases and conditions. Two issued United States patents and more than 10 pending patent applications relate to the Company's Anogesic(R) product for the treatment of anal fissures. Two issued United States patents and 8 pending patent applications relate to the Company's PERMEATE drug delivery technology, and one issued United States patent and 5 issued foreign patents relate to the barrier repair technology licensed from the University of California. Additional patent applications are being prepared for filing that will cover methods or products currently under development. Corresponding patent applications for most of the Company's issued United States patents have been filed in countries of importance to the Company located in major world markets, including certain countries in Europe, Australia, South Korea, Japan, Mexico and Canada.

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

Product Acquisitions

     In December 1997, the Company acquired patent and related intellectual property rights relating to Anogesic (the "Agreement"), a topical product candidate for the treatment of anal fissures and hemorrhoids from Neptune Pharmaceutical Corporation. Pursuant to the Agreement and a subsequent letter of intent between the parties, the Company issued 462,809 shares of Common Stock to Neptune in 1997. The Agreement calls for a series of additional payments, payable in shares of Common Stock, upon successful completion of various milestones which, if achieved, would occur over the next several years. The Agreement does not provide for the payment by the Company of any future product royalties in connection with sales of Anogesic.

Principal License Agreements

     Glaxo. In November 1996, the Company entered into an agreement with Glaxo for licensing rights to Glylorin, Cellegy's lipid compound for the treatment of ichthyosis. Under the terms of the agreement, Cellegy provided Glaxo with an exclusive license of patent rights and know-how covering Glylorin in most of the world's major markets. In exchange for this license, Cellegy received from Glaxo an initial license fee. Since the signing of the agreement and through December 31, 1998, the Company had recognized total revenues of approximately $1.3 million relating to licensing fees and development funding under the agreement. In March 1999, Cellegy and Glaxo announced their intention to terminate the license agreement with the return to Cellegy of Glylorin product rights.

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

     Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in accordance with good clinical practice ("GCP") requirements under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Clinical trials to support NDAs are typically conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug generally is tested to assess metabolism, pharmacokinetics, pharmacological action and safety, including side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the drug for a specific indication, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible short-term adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. A clinical trial may combine the elements of more than one phase, and typically two or more Phase III studies are required. There can be no assurance that Phase I, Phase II or Phase III testing will be completed within any specific time period, if at all, with respect to any of the Company's products subject to such testing.

     New and Abbreviated New Drug Applications. After completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA (or, in the alternative, an Abbreviated New Drug Application ("ANDA"), as described below) is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than filing an NDA. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. The review process is often extended significantly by FDA requests for additional information or clarification. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. During the review process, the FDA generally will conduct an inspection of the relevant drug manufacturing facilities and clinical sites to ensure that the facilities are in compliance with applicable cGMP and GCP requirements. If FDA evaluations of the NDA application, manufacturing facilities, and clinical sites are favorable, the FDA may issue either an approval letter or an approvable letter, which contains a number of conditions that must be met in order to secure approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain specific indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Even if FDA approval is obtained, a marketed drug product and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market. The FDA may also require postmarketing testing and surveillance programs to continuously monitor the drug's usage and effects. Side effects resulting from the use of drug products may prevent or limit the further marketing of products.

     Certain of the Company's mid and late term products utilize its drug delivery technologies formulated with an active ingredient that is included in a drug product that is already the subject of an NDA approved by the FDA. In connection with obtaining FDA approval of such Company products which require an NDA, it is possible in certain instances that clinical and preclinical testing requirements may not be as extensive. Limited additional data about the safety or effectiveness of the proposed new drug formulation, along with chemistry and manufacturing information and public information about the active ingredient, may be satisfactory for product approval. Consequently, the new product formulation may receive marketing approval more rapidly than a traditional full NDA, although there can be no assurance that a product will be granted such treatment by the FDA.

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

     The FDA has at times in the past contended, and may in the future contend, that one or more cosmeceutical products, including the Company's or competitors' anti-wrinkling or skin rejuvenating products that are currently marketed or may in the future be marketed, are not cosmetics but instead are subject to regulation as drugs. Even if the FDA were not ultimately to prevail with regard to such a contention, such a claim by the FDA could have a material adverse effect on the Company's ability to market its proposed cosmeceutical products and could significantly delay or prohibit marketing of such products. The inability of the Company to market its proposed cosmeceutical products as cosmetics without prior FDA approval could have a material adverse effect on the Company's business and financial condition.

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

     Foreign Regulation of Drugs. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries before the commencement of marketing of the product in such countries. The approval procedures vary among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. The Company expects to rely principally on corporate partners, licensees and contract research organizations, along with Company expertise, to obtain foreign governmental approval in foreign countries of drug formulations utilizing its compounds.

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

     Health Care Reform. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement cost controls and other health care regulatory measures. Future legislation could result in a substantial restructuring of the health care delivery system. While the Company cannot predict whether any legislative or regulatory proposals will be adopted or the effect such proposals may have on its business, the uncertainty of such proposals could have an adverse effect on the Company's ability to raise capital and to identify and reach agreements with potential partners, and the adoption of such proposals could have an adverse effect on the Company. In both domestic and foreign markets, sales of the Company's therapeutic products, if any, will depend in part on the availability of reimbursement from third-party payors. Third-party payors and others increasingly are challenging the prices charged for medical products and services. There can be no assurance that the Company's products will be considered cost effective, that reimbursement will be available. The Company cannot predict the outcome of any government or industry reform initiatives or the impact thereof on the Company's financial position or results of operations.

     Restriction of Physician Marketing. The American Medical Association is questioning the ethics of physicians selling cosmeceutical products for a significant profit. Hearings on the motion by state medical organizations are occurring and will continue to occur over the next years. Mandating sale of product at cost may reduce the number of physicians selling such products.

Competition

     The pharmaceutical and cosmeceutical industries are subject to rapid and significant technological change. In the development and marketing of topical prescription drugs, cosmeceutical and skin care products, and drug delivery systems, Cellegy faces intense competition. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical, cosmetic, chemical, consumer product, and biotechnology companies, specialized firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or that would render the Company's technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, production and marketing capabilities and regulatory experience than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care. In addition, these companies and academic and research institutions compete with Cellegy in recruiting and retaining highly qualified scientific and management personnel.

Employees

     As of March 16, 1999, the Company had twenty-seven full-time and three part-time employees. Ten of these employees, of whom three are M.D.s and another seven are Ph.D.s, are engaged in research and development. In addition, the Company utilizes the services of several professional consultants, as well as contract manufacturing and research organizations to supplement its internal staff's activities. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2:           PROPERTIES

     The Company currently leases 65,340 square feet of space located in South San Francisco. Approximately 30,914 square feet of this space, is in turn, subleased to another company. The sublease expires December 17, 2001, but may be extended under certain circumstances described in the sublease agreement. Total rent payments to Cellegy by the sublessee are $63,905.70 per month. The Company believes its current facilities will be adequate for at least the next five years.

     The Company also subleases its previous administrative offices in Foster City, California to another company. The rent is currently $11,368.50 per month. Cellegy's lease and the sublease term expires on July 31, 2000.

ITEM 3:           LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1998.

ITEM 4A:          EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT

The directors and executive officers of the Company are as follows:

    Name                           Age     Position
    ----                           ---     --------
    K. Michael Forrest             55      President, Chief Executive Officer and Director
    Carl R. Thornfeldt, M.D.       47      Medical Director and Chairman of the Board
    Daniel L. Azarnoff, M.D.       72      Vice President, Clinical and Regulatory Affairs
    John J. Chandler               58      Vice President, Business Development
    A. Richard Juelis              50      Vice President, Finance and Chief Financial Officer
    Jack L. Bowman (1)             66      Director
    Tobi B. Klar, M.D.             44      Director
    Alan A. Steigrod (1)           61      Director
    Larry J. Wells (2)             56      Director

------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

     K. Michael Forrest. Mr. Forrest became President, CEO, and a director in December 1996. From January 1996 to November 1996, he served as a biotechnology consultant. From November 1994 to December 1995, he served as President and CEO of Mercator Genetics, a public biotechnology company. From March 1991 to June 1994, he served as President and CEO of Transkaryotic Therapies, Inc., a public biotechnology company. From 1968 to 1991, Mr. Forrest held a series of positions with Pfizer, Inc. and senior management positions with American Cyanamid, including Vice President of Lederle U.S. and Lederle International. He is a director of AlphaGene Inc., a private functional genomics company, and INEX Pharmaceuticals.

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

     Daniel L. Azarnoff, M.D. Dr. Azarnoff became Vice President, Clinical and Regulatory Affairs in October 1997. Since January 1986, Dr. Azarnoff has been President of D.L. Azarnoff Associates and will continue consulting to the industry on a part-time basis. From August 1978 to December 1985, he served as President of Research and Development at G.D. Searle and Co. From July 1967 to August 1978, he was KUMC Distinguished Professor of Medicine and Pharmacology, as well as the Director of the Clinical Pharmacology-Toxicology Center at the University of Kansas Medical Center. Dr. Azarnoff has also served as a member of advisory and expert committees within the Food and Drug Administration, World Health Organization, American Medical Association, National Academy of Sciences and National Institutes of Health. He received his M.D. from the University of Kansas Medical School. Dr. Azarnoff was a director of Cibus Pharmaceutical through 1998, and is currently director of Western Center Clinical Trials, Entropin, Inc., Versaille Capital Managmenet - Ameriumnone Inc., and Oread, Inc.

     John J. Chandler. Mr. Chandler became Vice President, Corporate Development in May 1998. From January 1995 to March 1998, he served as Vice President, Europe for American Home Products. From January 1994 to December 1994, he was Area Director, Europe/Latin America for American Home Products. During this time, he oversaw the operations of nine European subsidiaries and three highly successful joint ventures. From 1968 to 1994 he held a series of management and senior management positions with American Cyanamid Company. Mr. Chandler holds a M.B.A. in Marketing from Seton Hall University and a B.S. in Biology from the Queens College of the City University of New York.

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

     Alan A. Steigrod. Mr. Steigrod became a director in July 1996. Since January 1996 he has been Managing Director of Newport HealthCare Ventures, which invests in and advises biopharmaceutical companies. From March 1993 to November 1995, he served as President and CEO of Cortex Pharmaceuticals, Inc. From February 1991 to February 1993, he worked as a biotechnology consultant. From March 1981 through February 1991, Mr. Steigrod held a series of executive positions with Glaxo, Inc., serving as Chairman of Glaxo's operating committee, as well as on its board of directors. As Executive Vice President, he managed five divisions, including Glaxo Pharmaceuticals and Glaxo Dermatology Products. Prior to Glaxo, Mr. Steigrod held a number of senior management positions with Boehringer Ingelheim, Ltd. and Eli Lilly & Co. He is a director of Sepracor Inc. and NeoRx Corporation.

     Larry J. Wells. Mr. Wells became a director of the Company in 1989. For the past five years, he has been a venture capitalist. He is the President of Wells Investment Group, the General Partner of Daystar Partners, and the founder of Sundance Venture Partners, L.P., a venture capital fund. Mr. Wells is a director of Identix, Inc., Novamed, Isonics Corp., Wings America and Legacy Brands.

     Directors hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are chosen by and serve at the discretion of the Board of Directors, subject to any written employment agreements with the Company.

     Standing committees of the Board include an Audit Committee and a Compensation Committee. Mr. Wells is a current member of the Audit Committee. A second member appointment is pending. The Audit Committee reviews the Company's accounting practices, internal control systems and meets with the Company's outside auditors concerning the scope and terms of their engagement and the results of their audits. Messrs. Bowman and Steigrod are the current members of the Compensation Committee. The Compensation Committee recommends compensation for officers and employees of the Company, and grants options and stock awards under the Company's employee benefit plans.

                                     PART II

ITEM 5:           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

     Price Range of Common Stock

     Cellegy's Common Stock currently trades on The Nasdaq National Market under the symbol "CLGY." The following table sets forth the range of high and low sales prices for the Common Stock as reported on The Nasdaq Stock Market for the periods indicated below.

1997                                                         High        Low
----                                                         ----        ---
First Quarter........................................         5.13       4.13
Second Quarter.......................................         4.50       2.38
Third Quarter........................................         6.56       2.44
Fourth Quarter.......................................         9.50       6.25

1998
----
First Quarter........................................         9.31       6.94
Second Quarter.......................................         7.63       5.00
Third Quarter........................................         5.75       2.00
Fourth Quarter.......................................         5.38       2.88


Holders

     As of March 16, 1999, there were approximately 96 shareholders of record. The Company believes that the actual number of shareholders of Common Stock substantially exceeds this number.

Dividend Policy

     The Company has never paid cash or declared dividends on its Common Stock. Cellegy does not anticipate that it will declare or pay cash dividends on its Common Stock in the foreseeable future.


ITEM 6:           SELECTED FINANCIAL DATA

         The following balance sheet data as of December 31, 1997 and 1998 and the statement of operations data for the three years ended December 31, 1998 are derived from the Company's audited financial statements that are included elsewhere in this Document. The balance sheet data set forth below as of December 31, 1994, 1995 and 1996 and the statement of operations data for the years ended December 31, 1995 and 1996, are derived from the Company's audited financial statements which are not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements.


                                                                                                      Period From
                                                                                                     June 26, 1989
                                                                                                      (Inception)
                                                         Years Ended December 31,                       Through
                                       -------------------------------------------------------------- December 31,
                                          1994        1995        1996         1997          1998        1998
                                       ----------  ----------  ----------  ------------  ------------ ---------
Statement of Operations Data:

Revenues...........................      $    --     $ 1,000     $   648     $   828       $   832     $  3,437

Costs and expenses.................        2,542       2,535       4,346       9,238         9,266       33,809
                                         -------     -------     -------     -------       -------     --------

Loss from operations...............       (2,542)     (1,535)     (3,698)     (8,410)       (8,434)     (30,372)

Interest income (expense)
  and other, net...................           (1)       (617)        330         556         1,068        1,629
                                         -------     -------     -------     -------       -------     --------

Net loss...........................       (2,543)     (2,152)     (3,368)     (7,854)       (7,366)     (28,743)

Non-cash preferred dividends.......           --          --       1,414          35            --        1,449
                                         -------     -------     -------     -------       -------     --------

Net loss applicable to common
  Shareholders.....................      $(2,543)    $(2,152)    $(4,782)    $(7,889)      $(7,366)    $(30,192)
                                         =======     =======     =======     =======       =======     ========

Pro forma net loss per share (1)...      $ (0.76)    $ (0.67)    $ (1.11)    $ (1.18)      $ (0.73)
                                         =======     =======     =======     =======       =======

Shares used in computing pro forma net
  loss per share (1)...............        3,344       3,206       4,307       6,670        10,160



                                              1994        1995        1996        1997         1998
                                           ---------   ---------   ---------   ----------   ---------
Balance Sheet Data:

 Cash, cash equivalents and
   investments.............................$   402     $  3,820    $  7,315    $  21,726    $ 15,220

 Total assets..............................    555        4,028       7,696       22,751      19,484

Deficit accumulated during the
  development stage........................ (8,004)     (10,155)    (14,937)     (22,826)    (30,192)

 Total shareholders' equity
 (deficit)................................. (1,374)       3,648       7,387       21,354      14,218
------------

(1) See Note 1 of Notes to the Financial Statements for an explanation of the determination of the number of pro forma shares used in per share calculations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K includes forward-looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Further, the Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Actual events or results may differ materially from those discussed in this Report. See "Factors That May Affect Future Operating Results."

     Cellegy Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the development of prescription drugs and high performance cosmeceuticals to address a variety of skin diseases and conditions utilizing its patented transdermal and topical delivery technologies. The Company was incorporated in California in 1989. Cellegy is developing several prescription drugs, including Anogesic(R), a nitroglycerin-based product for the treatment of anal fissures and hemorrhoids, and a transdermal testosterone gel for the treatment of male hypogonadism, a condition that frequently results in lethargy and reduced libido in men above the age of 40. In addition to its prescription drugs, Cellegy is testing and developing a line of anti-wrinkling cosmeceutical products which the Company believes will address the skin care needs of an affluent and aging population.

General

     In November 1997, the Company completed a $15.1 million public offering of approximately 2.0 million shares of Common Stock. CIBC Oppenheimer Corp. acted as underwriter in connection with the offering. Simultaneously, the Company's stock was approved for listing on the Nasdaq National Market.

     In December 1997, the Company completed an asset purchase agreement with Neptune Pharmaceutical Corporation ("Neptune") to acquire all patent and other intellectual property rights relating to Anogesic. The Company's expenses relating to product development and clinical trials are expected to increase during the remainder of 1999 as a result of the ongoing Phase III clinical trials initiated in July 1998. Although the purchase price for Anogesic is payable in Cellegy Common Stock, the Company recorded a non-cash charge to operations for in process technology of $3,843,000 upon completion of the Anogesic acquisition in 1997.

     In September 1998, Cellegy began initial shipments and product sales of its C79 intensive moisturizing formulation to Gryphon Development Inc., the product development arm of Bath & Body Works. C79 is a key ingredient in a new line of healing hand creams launched at most Bath & Body Works stores in the United States.

     In March 1999, Cellegy and Glaxo announced their intention to terminate the license agreement with the return to Cellegy of Glylorin product rights. Subject to final termination agreement terms, Cellegy expects to receive any remaining development funding due from Glaxo through the date of termination. Cellegy intends to repay Glaxo approximately $200,000 in funds previously advanced by Glaxo. Cellegy does not currently intend to develop Glylorin on its own, but will seek an appropriate partner for certain geographic territories to develop the product in exchange for certain upfront payments, milestones, and royalties on future sales.

Results of Operations

Years Ended December 31, 1998, 1997 and 1996

    Revenues. The Company had revenues of $832,000, $828,000, and $648,000 in 1998, 1997 and 1996, respectively. Revenues in 1998 consisted of $458,000 in product sales to Gryphon Development, $271,000 in licensing, milestone and development funding primarily from Glaxo Wellcome Inc. associated with the clinical development of GlylorinTM, and $103,000 in Orphan Drug grant funding for Glylorin, received from the Food and Drug Administration.

    Research and Development Expenses. Research and development expenses were $6,668,000 in 1998, compared with $3,786,000 in 1997 and $2,712,000 in 1996. The increase of $2,882,000 in 1998 was primarily due to clinical trial expenses related to Anogesic, including costs to manufacture clinical supplies, and to conduct product stability studies. Other factors contributing to the increase in expenses were personnel costs associated with the hiring of additional scientists, and costs of contract research work related to the Company's CELLEDIRM technology as well as its cosmeceutical product line. Additionally, the Company incurred certain expenses to occupy and equip new laboratory and facilities in South San Francisco, California at the end of 1998.

    The Company increased its research spending in 1998 and expects its research spending in 1999 to be equal to or higher than 1998 levels, primarily in support of its Anogesic and testosterone clinical trials and in support of its efforts to identify, develop and test compounds using the Company's CELLEDIRM technology.

    General and Administrative Expenses. General and administrative expenses were $2,485,000 in 1998, compared with $1,608,000 in 1997 and $1,634,000 in
1996. The increase of $877,000 in 1998 was due to increased professional fees in connection with construction and design of the Company's new facility, as well as personnel related expenses in connection with Company's business development, sales and marketing programs. The Company's general and administrative expenses are expected to continue to increase in the future in support of its research and product commercialization efforts.

    Acquired in Process Technology. Acquired in process technology expenses were not incurred during 1998, compared with $3,843,000 in 1997. No such charges were recorded in 1996. This non-cash charge to operations resulted from Common Stock issued pursuant to the Anogesic purchase agreement the Company signed with Neptune. The Company expects to have additional non-cash charges in 1999 and future years if and when certain milestones are achieved. Although the dollar amount of future milestone payments is fixed by the agreement, the amount of the non-cash accounting charge will vary as a function of the share price of Cellegy's Common Stock at the time the milestone is achieved. Such payments could result in issuance of a significant number of shares of Common Stock.

    Interest Income and Other, Net. The Company recognized $1,091,000 in interest income for 1998, compared with $556,000 for 1997 and $330,000 for 1996. The additional interest income earned in 1998 was due to a higher investment balance during the 1998 period resulting mainly from proceeds associated with a public offering of Common Stock completed in November 1997. Interest expense in 1998 was $22,000 which reflected interest payments on a bank loan agreement. No interest expense was recorded in 1997 and 1996.

    Net Loss. The net loss applicable to common shareholders was $7,366,000 or $0.73 per share in 1998 based on 10,160,000 weighted average shares outstanding, compared with a net loss of $7,889,000 or $1.18 per share in 1997 based on 6,670,000 weighted average shares outstanding, and $4,782,000 or $1.11 per share in 1996 based on 4,307,000 weighted average shares outstanding.

Liquidity and Capital Resources

     The Company has experienced net losses and negative cash flow from operations each year since its inception. Through December 31, 1998, the Company had incurred an accumulated deficit of $30.2 million and had consumed cash from operations of $22.8 million. The Company's public financings included $6.4 million in net proceeds from its initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of Common Stock in July 1997, and $13.8 million in net proceeds from a secondary public offering in November 1997. In June 1998, the Company secured a loan with a commercial bank to provide up to $4.5 million with an initial interest rate tied to the bank's prime lending rate. As of December 31, 1998, $3.2 million is outstanding under the arrangement.

     The Company's cash and investments were $15.2 million at December 31, 1998, compared with $21.7 million at December 31, 1997. The decrease in cash and investments of $6.5 million was principally due to net cash used in operating activities. The Company's operations have and will continue to use substantial amounts of cash. Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of its research and development programs, the progress and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the ability of the Company to establish new collaborative arrangements, its ability to maintain existing collaborations, particularly with Glaxo, the initiation of commercialization activities, the purchase of capital equipment, and the availability of other financing.

     In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. As a result, the Company will seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such financing will be available for the Company to fund its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs. The Company believes that available cash resources and the interest thereon will be adequate to satisfy its capital needs through at least December 31, 1999.

Factors That May Affect Future Operating Results

     Impact of Year 2000. The Company established a Y2K cross-function project team in August of 1998, chaired by the Company's Vice President, Finance and Chief Financial Officer. The Y2K project team reports to the Information Systems ("IS") committee which consists of the Company's Chief Executive Officer and all its other officers. The Y2K project team has developed a phased approach to identify and resolve any Year 2000 issues:

     The first phase was to develop a corporate-wide strategy to address the Year 2000 issue and to access the Company's state of readiness. This included a review of all Information Technology ("IT"), non-IT systems and laboratory instruments. The Company completed this initial phase in September 1998. The majority of hardware is Year 2000 compliant and the remaining was made Year 2000 compliant through BIOS upgrade or software patches. In the mean time, the Company has requested Year 2000 certification from hardware/software suppliers for all Year 2000 compliant products.

     The second phase of the Company's Year 2000 compliance program was to define a Year 2000 compliance standard and to develop uniform test plans. The Company is also evaluating its other critical non-IT facility systems with date sensitive operating controls for Year 2000 issue. While the Company believes that most of these systems will function without substantial Year 2000 compliance problems, the Company will continue to review, test and resolve Year 2000 issues during 1999.

     The third phase of the Company's Year 2000 compliance program is the actual testing and correction of the Company's IT and non-IT systems. It is expected that the testing and correction phase will be completed by mid-year 1999. The Company is also evaluating each of its principal suppliers, service providers to determine each of such party's Year 2000 status.

     Cellegy does not expect the cost of the Year 2000 compliance program to be material. The total cost is estimated at less than $50,000.

     The Company is also developing a contingency plan in the event that a business interruption caused by Year 2000 problems should occur and expects to complete the plan by the end of the second quarter of 1999. The contingency plans also include plans to address vendor and third parties' Year 2000 issues that may arise. Nevertheless, Year 2000 compliance is a complex project and it depends on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendor or supplier fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

     History of Losses; Future Profitability Uncertain. The Company has a history of operating losses and expects to incur substantial additional expenses with resulting quarterly losses over at least the next several years as it continues to develop its potential products and to devote significant resources to preclinical studies, clinical trials and manufacturing. As of December 31, 1998, the Company had an accumulated deficit of approximately $30.2 million. To date, the Company has not sought regulatory approval to distribute any products. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain. No assurance can be given that the Company's product development efforts will be successful, that required regulatory approvals can be obtained, that potential products can be manufactured at an acceptable cost and with appropriate quality or that any approved products can be successfully marketed.

     The Company has not generated any significant revenues from royalties from licenses of the Company's technology, and most of the potential prescription products that may be marketed by the Company, if any, are not expected to be marketed or approved for marketing for at least the next several years. Moreover, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, preclinical, clinical, administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations, royalties on product sales or other sources, the Company expects to incur substantial and increased operating losses in the foreseeable future as certain of its earlier stage potential products move into clinical development, as additional potential products are selected as clinical candidates for further development, as the Company completes its move into its new facilities, and as the Company invests in research or acquires additional technologies, product candidates or businesses. The amount of net losses and the time required to reach sustained profitability are highly uncertain. To achieve sustained profitable operations, the Company must successfully discover, develop, obtain regulatory approvals for and market its potential pharmaceutical and cosmeceutical products. No assurances can be given that the Company will be able to achieve or sustain profitability, and results are expected to fluctuate from quarter to quarter.

     Uncertainty of Clinical Trial Results. Before obtaining regulatory approval for the commercial sale of many of its potential drug products, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. There can be no assurance that the Company will be permitted to undertake or continue clinical trials for any of its potential products or, if such trials are permitted, that such products will be demonstrated to be safe and efficacious. Moreover, the results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in later-stage clinical trials, as was the case with the Phase III trial results announced by Cellegy in March 1998 regarding Glylorin. Thus, there can be no assurance that the Company's present or future clinical trials, for example, the ongoing Phase III clinical trials relating to Anogesic or the dose ranging study for testosterone, will demonstrate the safety and efficacy required for approval to market these potential products. The failure of Anogesic to successfully complete its current Phase III or any future clinical testing, including toxicology studies, could have a material adverse effect on the Company.

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

     Early Stage of Product Development. With the exception of certain skin care cosmeceutical products, Cellegy has not yet completed the development of its prescription products or sought regulatory approval for the marketing of drug products and has not begun to market or generate revenues from the commercialization of products. Development of most of the Company's products will require significant additional research and development. All of the Company's product development efforts are based upon technologies and therapeutic approaches that have not been widely tested or used. Moreover, the Company's beliefs regarding the therapeutic and commercial potential for its products are based on studies conducted to date, and later studies may not support the Company's current beliefs. In addition, results of certain of the Company's studies have not been published in medical journals or reviewed by independent third parties, and as a result have not been subjected to the same degree of scrutiny as results that have been published or subjected to review by independent parties.

     The Company's potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that the Company's therapeutic approaches will not be successful; that the results from future clinical trials may not correlate with any safety or effectiveness results from prior clinical studies conducted by the Company or others; that some or all of the Company's potential products will not be successfully developed or will not be found to be safe and effective by the FDA, or otherwise will fail to meet applicable regulatory standards or receive necessary regulatory clearances. There can be no assurance the Company's clinical and research and development activities will result in any commercially viable products.

     Possible FDA Regulation of Cosmeceutical Products as Drugs. The Company intends to introduce products that will compete in the cosmeceutical market. "Cosmeceuticals" are not defined in the Food, Drug and Cosmetics Act (the "FD&C") Act. The FDA has not defined the term by regulation and may consider use of the term to imply drug-like qualities. Cosmeceuticals (a hybrid of the words "cosmetics" and "pharmaceuticals") are products that contain active ingredients which, when applied to the skin, will enhance appearance. Cosmeceuticals which satisfy the definition of a cosmetic under the FD&C Act and which are not also drugs under that statute are not subject to the same FDA requirements as drug products. For example, cosmeceutical products that constitute cosmetics (but not drugs as well) as defined by applicable federal laws may be marketed to consumers without prior approval by the FDA, and without requiring a prescription from a physician. The Company intends to develop a number of cosmeceutical products, including a product line that will compete in what is generally referred to as the "anti-wrinkling" market.

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

     Competition and Technological Change. The pharmaceutical and cosmeceutical industries are subject to rapid and significant technological change. In the development and marketing of topical prescription drugs, skin care and other cosmeceutical products and drug delivery systems, Cellegy faces intense competition. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical, chemical, cosmetic, consumer product, and biotechnology companies, specialized firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or that would render the Company's technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, production and marketing capabilities and regulatory experience than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care. There can be no assurance that the Company's products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will obtain regulatory approval in the United States or elsewhere. In addition, these companies and academic and research institutions compete with Cellegy in recruiting and retaining highly qualified scientific and management personnel.

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

     The patent position of companies engaged in businesses such as the Company's business generally is uncertain and involves complex legal and factual questions. There is a substantial backlog of patent applications at the United States Patent and Trademark Office. Further, issued patents can later be held invalid by the patent office issuing the patent or by a court. There can be no assurance that any patent applications relating to the Company's products or methods will issue as patents, or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage to the Company. In addition, many other entities are engaged in research and product development efforts in drug delivery, skin biology and cosmeceutical fields that may overlap with the Company's currently anticipated and future products, and such other entities may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by the Company. These rights may prevent the Company from commercializing technology, or may require the Company to obtain a license from the entity to practice the technology. There can be no assurance that the Company will be able to obtain any such licenses that may be required on commercially reasonable terms, if at all, or that the patents underlying any such licenses will be valid or enforceable. Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to United States patents as extensively as those rights are protected in the United States. As with other companies in the pharmaceutical industry, the Company is subject to the risk that persons located in such countries will engage in development, marketing or sales activities of products that would infringe the Company's patent rights if such activities were in the United States.

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

     Dependence on Collaborative Partners. In view of the early stage of the Company and its research and development programs, the Company has restricted hiring to research and development scientists and a small administrative staff and has made limited investment in marketing, product sales and regulatory compliance resources. The Company may in the future enter into agreements with certain of its collaborative partners granting exclusive rights to commercialize one or more products for particular indications. The Company has collaborative agreements with certain third party companies or academic institutions, and intends to enter into other collaborative agreements in the future, relating to the research, development, manufacture and marketing of certain potential products. In some cases, the Company is relying, and in the future will rely, on its collaborative partners to conduct clinical trials, to compile and analyze the data received from such trials, to obtain regulatory approvals and, if approved, to manufacture and market these products. As a result, the Company may have little or no control over the development of these potential products and little or no opportunity to review clinical data before or after public announcement. There can be no assurance that the Company will be able to establish any such collaborative arrangements or that they will be successful. Failure to enter into any such arrangements that in the future might be necessary could have a material adverse effect on the Company's business and financial condition. If Cellegy is unable to find another corporate partner to develop Glylorin, it is not currently anticipated that Glylorin will be further developed by Cellegy, and the product may therefore not be commercialized.

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

     Limited Experience with Clinical Trials. The Company has conducted only a limited number of clinical trials to date. There can be no assurance that the Company will be able to successfully commence and complete its current and all of its planned clinical trials without significant additional resources and expertise. In addition, there can be no assurance that the Company will meet its contemplated clinical trial schedule for any of its potential products, including its Phase III trial for Anogesic. The inability of the Company or its existing or any future collaborative partners to commence or continue clinical trials as currently planned, to complete the clinical trials on a timely basis or to demonstrate the safety and efficacy or its potential products, would have a material adverse effect on the business and the financial condition of the Company.

     Future Capital Needs; Uncertainty of Additional Funding. The Company's operations to date have consumed substantial amounts of cash. The Company's cash needs are expected to continue to increase significantly over at least the next several years in order to fund the additional expenses the Company will incur as it expands its current research and development programs, particularly in the prescription pharmaceutical and cosmeceutical product areas. The Company has no current source of significant ongoing revenues or capital beyond existing cash, product sales to Gryphon and payments, if any, that may be received pursuant to the existing licensing agreements with Glaxo. In order to complete the research and development and other activities necessary to commercialize its products, additional financing may be required.

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

     Manufacturing Limitations; Suppliers. The Company has no direct experience in manufacturing commercial quantities of its potential products and currently does not have any capacity to manufacture potential products on a large commercial scale itself. The Company currently relies on third parties to manufacture unprocessed compounds into therapeutic and cosmeceutical products. Although the Company believes that there will be adequate third party manufacturers, there can be no assurance that the Company will be able to enter into acceptable agreements with third party manufacturers, and the Company is and will be dependent upon third party contract manufacturers for such production. There can be no assurance that the Company will continue to be able to obtain contract manufacturing on commercially acceptable terms for compounds or products and quantities currently obtainable. There can be no assurance that manufacturing or quality control problems will not arise at the manufacturing plants of the Company's contract manufacturers or that such manufacturers will be able to maintain the compliance with the FDA's current good manufacturing practice requirements necessary to continue manufacturing the Company's products.

     Uncertainty Related to Health Care Industry. The health care industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of human therapeutics. Cost containment measures, whether instituted by health care providers or enacted as a result of government health administration regulators or new regulations, such as pricing limitations or formulating eligibility for dispensation by medical providers, could result in greater selectivity in the availability of treatments. Such selectivity could have an adverse effect on the Company's ability to sell its prescription products and there can be no assurance that adequate third party coverage will be available for the Company to maintain price levels sufficient to generate an appropriate return on its investment in product development. The trend towards managed health care in the United States, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices or proposals to reform health care or reduce government insurance programs or result in lower prices or reduced markets for the Company's products. The adoption of any such measures or reforms could have a material adverse effect on the business and financial condition of the Company. However, cosmeceutical products generally are not reimbursed by third party payors.

     Dependence Upon Key Employees. The success of the Company is dependent upon the efforts of its senior management team. A change in the association of these individuals or other officers and directors of the Company could adversely affect the Company if suitable replacement personnel could not be employed. The success of the Company also depends upon its ability to continue to attract and retain qualified scientific and technical personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development or expansion of its business.

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

     Anti-Takeover Provisions. Certain provisions of the Company's Amended and Restated Articles of Incorporation, as well as the California General Corporation Law, could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of the Company without approval of the Company's Board of Directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. Certain of such provisions allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the Common Stock and to accelerate vesting of employee stock options. The Company is also subject to the provisions of Section 1203 of the California General Corporation Law which requires that a fairness opinion be provided to the Company's shareholders in connection with their consideration of any proposed "interested party" reorganization transaction.

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

ITEM 7A:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of the Company's investments are classified as available-for-sale (see Financial Statements - Note 2). Approximately 54% of the Company's securities will mature by the end of 1999. The Company believes that potential near-term losses in future earnings, fair values or cash flows related to their investment portfolio would not be significant. Cellegy has a long-term note payable outstanding (see Financial Statements - Note 4) with an interest rate which currently varies with the lender's prime rate.

ITEM 8:          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by item 7 are set forth below on pages F-1 through F-21 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information with respect to this Item may be found in the section captioned "Executive Compensation - Certain Transactions" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders expected to be held on May 20, 1999. Such information is incorporated herein by reference.

                                    PART III

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned "Election of Cellegy Directors" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders expected to be held on May 20, 1999. Such information is incorporated herein by reference. Information required by this Item with respect to executive officers may be found in Part I hereof in the section captioned "Executive Officers of the Registrant."

ITEM 11:          EXECUTIVE COMPENSATION

     Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders expected to be held on May 20, 1999. Such information is incorporated herein by reference.

ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders expected to be held on May 20, 1999. Such information is incorporated herein by reference.

ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14:        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

       10.1 Barrier Repair Formulations License Agreement, dated October 26, 1993 between the Company and the University of California. (Incorporated by reference to Exhibit 10.5 to the SB-2.)

       10.2 License Agreement, dated March 4, 1994, regarding Drug Delivery by Skin Barrier Disruption, between the Company and University of California. (Incorporated by reference to Exhibit 10.6 to the SB-2.)

      *10.3 Employment Agreement, dated as of January 21, 1996, between the Company and Dr. Carl Thornfeldt. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for fiscal year ended December 31, 1995 (the "1995 Form 10-KSB".)

       10.4 Amended and Restated Registration Rights Agreement dated April 10, 1992. (Incorporated by reference to Exhibit 10.11 to the SB-2.)

      *10.5        1992 Stock Option Plan. (Incorporated by reference to Exhibit
                   10.12 to the SB-2.)

       10.6 Secured Debenture and Warrant Purchase Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit
                   10.13 to the SB-2.)

       10.7 Amended and Restated Registration Rights Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit
                   10.14 to the SB-2.)

  Exhibit
  Number           Exhibit Title
  ------           -------------

       10.8        Warrant   Agreement   dated   as  of   February   10,   1995.
                   (Incorporated by reference to Exhibit 10.15 to the SB-2.)

       10.9 Agency Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.16 to the SB-2.)

     *10.10        1995 Equity  Incentive  Plan  (Incorporated  by  reference to
                   Exhibit 10.17 to the 1995 Form 10-KSB.)

     *10.11 1995 Directors' Stock Option Plan (Incorporated by reference to Exhibit 10.18 to the 1995 Form 10-KSB.)

      10.12 Standard Industrial Lease dated April 6, 1992, between the Company and H&H Management. (Incorporated by reference to Exhibit 10.20 to the 1995 Form 10-KSB.)

      10.13 Loan and Security Agreement between Silicon Valley Bank and the Company dated June 10, 1998 (Incorporated by reference to Exhibit 10.01 to the Company's Form 10-QSB for the fiscal quarter ended June 30, 1998.)

      10.14 Lease Agreement between the Company and TCNorthern California Inc. dated April 8, 1998 (Incorporated by reference to
                   Exhibit 10.01 to the Company's Form 10-QSB for fiscal quarter ended March 31, 1998.)


      *10.15 Employment Agreement dated November 20, 1996, between the Company and K. Michael Forrest. (Incorporated by reference to
                   Exhibit 10.19 to the Company's Form 10-KSB for fiscal year ended December 31, 1996 (the "1996 Form 10-KSB".)

       10.16 Exclusive Licensing Agreement for Glylorin between the Company and Glaxo Wellcome Inc. dated November 11, 1996. (Confidential treatment has been granted with respect to portions of this agreement.) (Incorporated by reference to
                   Exhibit 10.20 to the 1996 Form 10-KSB.)

       23.1        Consent of Ernst & Young LLP, Independent Auditors.

       24.1        Power of Attorney (See signature page.)

       27.1        Financial Data Schedule.
----------------

*  Represents a management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the year for when this report is filed.

     (c) Financial Statement Schedules

         All schedules are omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 22nd day of March, 1999.

                            CELLEGY PHARMACEUTICALS, INC.

                            By:    /s/  K. MICHAEL FORREST
                                   --------------------------------------
                                        K. Michael Forrest
                                        President and Chief Executive Officer

     Each person whose signature appears below constitutes and appoints K. Michael Forrest and A. Richard Juelis, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

                            Name                                       Title                             Date
                            ----                                       -----                             ----
Principal Executive Officer:

    /s/              K. MICHAEL FORREST             President, Chief Executive Officer and          March 22, 1999
--------------------------------------------------  Director
                     K. Michael Forrest

Principal Financial Officer
and Principal Accounting Officer:

    /s/              A. RICHARD JUELIS              Vice President, Finance, Chief Financial        March 22, 1999
--------- ----------------------------------------- Officer and Secretary
                     A. Richard Juelis

Directors:

    /s/           CARL R. THORNFELDT, M.D.          Chairman of the Board of Directors              March 22, 1999
--------------------------------------------------
                  Carl R. Thornfeldt, M.D.

    /s/                JACK L. BOWMAN               Director                                        March 22, 1999
--------------------------------------------------
                       Jack L. Bowman

    /s/              TOBI B. KLAR, M.D.             Director                                        March 22, 1999
--------------------------------------------------
                     Tobi B. Klar, M.D.

    /s/               ALAN A. STEIGROD              Director                                        March 22, 1999
--------------------------------------------------
                      Alan A. Steigrod

    /s/                LARRY J. WELLS               Director                                        March 22, 1999
--------------------------------------------------
                       Larry J. Wells



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    EXHIBITS

                                       to

                                    Form 10-K




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

       10.1        Barrier Repair Formulations License Agreement,  dated October
                   26,  1993   between  the  Company  and  the   University   of
                   California. (Incorporated by reference to Exhibit 10.5 to the
                   SB-2.)

       10.2        License  Agreement,  dated  March  4,  1994,  regarding  Drug
                   Delivery by Skin Barrier Disruption,  between the Company and
                   University of California. (Incorporated by reference to Exhibit 10.6 to the SB-2.)

      *10.3        Employment  Agreement,  dated as of January 21, 1996, between
                   the  Company  and  Dr.  Carl  Thornfeldt.   (Incorporated  by
                   reference  to Exhibit 10.7 to the  Company's  Form 10-KSB for
                   fiscal year ended December 31, 1995 (the "1995 Form 10-KSB".)

       10.4        Amended and  Restated  Registration  Rights  Agreement  dated
                   April 10, 1992. (Incorporated by reference to Exhibit 10.11 to the SB-2.)

      *10.5        1992 Stock Option Plan. (Incorporated by reference to Exhibit
                   10.12 to the SB-2.)

       10.6        Secured Debenture and Warrant Purchase  Agreement dated as of
                   February  10,  1995.  (Incorporated  by  reference to Exhibit
                   10.13 to the SB-2.)

       10.7 Amended and Restated Registration Rights Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit
                   10.14 to the SB-2.)



  Exhibit                                                                                 Page
  Number           Description                                                             No.
  ------           -----------                                                             ---

       10.8        Warrant   Agreement   dated   as  of   February   10,   1995.
                   (Incorporated by reference to Exhibit 10.15 to the SB-2.)

       10.9 Agency Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.16 to the SB-2.)

      *10.10       1995 Equity  Incentive  Plan  (Incorporated  by  reference to
                   Exhibit 10.17 to the 1995 Form 10-KSB.)

      *10.11 1995 Directors' Stock Option Plan (Incorporated by reference to Exhibit 10.18 to the 1995 Form 10-KSB.)

       10.12       Standard  Industrial  Lease dated April 6, 1992,  between the
                   Company and H&H Management. (Incorporated by reference to Exhibit 10.20 to the 1995 Form 10-KSB.)

       10.13 Loan and Security Agreement between Silicon Valley Bank and the Company dated June 10, 1998 (Incorporated by reference to Exhibit 10.01 to the Company's Form 10-QSB for the fiscal quarter ended June 30, 1998.)

       10.14       Lease Agreement between the Company and TCNorthern California
                   Inc.  dated  April 8,  1998  (Incorporated  by  reference  to
                   Exhibit 10.01 to the Company's Form 10-QSB for fiscal quarter ended March 31, 1998.)

      *10.15       Employment  Agreement  dated  November 20, 1996,  between the
                   Company and K. Michael Forrest. (Incorporated by reference to
                   Exhibit 10.19 to the Company's Form 10-KSB for fiscal year ended December 31, 1996 (the "1996 Form 10-KSB".)

       10.16       Exclusive   Licensing  Agreement  for  Glylorin  between  the
                   Company and Glaxo  Wellcome  Inc.  dated  November  11, 1996.
                   (Confidential  treatment  has been  granted  with  respect to portions of this  agreement.)  (Incorporated  by reference to
                   Exhibit 10.20 to the 1996 Form 10-KSB.)


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


                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors .................         F-2

Balance Sheets ....................................................         F-3

Statements of Operations ..........................................         F-4

Statements of Shareholders' Equity ................................         F-5

Statements of Cash Flows ..........................................         F-8

Notes to Financial Statements .....................................         F-10

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Cellegy Pharmaceuticals, Inc.


We have audited the accompanying balance sheets of Cellegy Pharmaceuticals, Inc. (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, and for the period from June 26, 1989 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellegy Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and for the period from June 26, 1989 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.




Palo Alto, California
February 5, 1999

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                           Balance Sheets


                                                                                                               December 31,
                                                                                                     -------------------------------
                                                                                                         1998                 1997
                                                                                                     ------------      ------------
Assets
Current assets
     Cash and cash equivalents .................................................................     $  1,610,826      $  1,821,791
     Short-term investments ....................................................................        7,282,233         7,481,870
     Inventory .................................................................................           52,977              --
     Prepaid expenses and other current assets..................................................        1,380,417         1,011,913
                                                                                                     ------------      ------------
Total current assets ...........................................................................       10,326,453        10,315,574
Property and equipment, net ....................................................................        2,830,808            13,663
Long-term investments...........................................................................        6,326,623        12,422,230
                                                                                                     ------------      ------------
Total assets ...................................................................................     $ 19,483,884      $ 22,751,467
                                                                                                     ============      ============


Liabilities and Shareholders' Equity
Current liabilities
     Accounts payable and accrued liabilities ..................................................     $  1,551,600          $705,153
     Deferred revenue ..........................................................................          250,000           500,000
     Accrued research fees .....................................................................           94,088           154,665
     Accrued compensation and related expenses .................................................           69,097            37,220
     Current portion of note payable ...........................................................          402,602              --
                                                                                                     ------------      ------------
Total current liabilities ......................................................................        2,367,387         1,397,038
Long-term liabilities
     Long-term portion of note payable .........................................................        2,818,211              --
     Other long-term liabilities ...............................................................           80,256              --

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par value; 5,000,000 shares authorized: Series A convertible preferred stock; 1,100 shares designated;  no shares issued
         or outstanding at December 31, 1998 and 1997 ..........................................             --                --

Common Stock, no par value; 20,000,000 shares authorized: 10,173,294 shares issued and outstanding at December 31, 1998, and 10,123,751  shares issued and
         outstanding at December 31, 1997 ......................................................       44,363,133        44,192,387
     Accumulated other comprehensive income (loss) .............................................           47,353           (11,833)
     Deficit accumulated during the development stage ..........................................      (30,192,456)      (22,826,125)
                                                                                                     ------------      ------------
     Total shareholders' equity ................................................................       14,218,030        21,354,429
                                                                                                     ------------      ------------
Total liabilities and shareholders' equity .....................................................     $ 19,483,884      $ 22,751,467
                                                                                                     ============      ============


                                                                        See accompanying notes.




                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                      Statements of Operations


                                                                                                                      Period from
                                                                                                                     June 26, 1989
                                                                                                                      (inception)
                                                                                                                        through
                                                                     Years ended December 31,                         December 31,
                                                                 ------------------------------------------------
                                                                     1998              1997              1996              1998
                                                                 ------------     -------------      ------------      ------------
Revenues:
     Licensing and contract revenue from affiliate .........     $       --        $       --        $     15,000      $  1,145,373
     Licensing, milestone, and development funding .........          271,248           603,700           559,157         1,434,105
     Government grants .....................................          102,502           223,995            73,503           400,000
     Product sales .........................................          457,970              --                --             457,970
                                                                 ------------      ------------      ------------      ------------
Total revenues .............................................          831,720           827,695           647,660         3,437,448
Costs and expenses:
     Cost of products sold .................................          113,073              --                --             113,073
     Research and development ..............................        6,668,014         3,786,411         2,712,008        19,576,654
     General and administrative ............................        2,485,341         1,608,319         1,633,917        10,275,890
     Acquired in process technology ........................             --           3,842,968              --           3,842,968
                                                                 ------------      ------------      ------------      ------------
Total costs and expenses ...................................        9,266,428         9,237,698         4,345,925        33,808,585
                                                                 ------------      ------------      ------------      ------------
Operating loss .............................................       (8,434,708)       (8,410,003)       (3,698,265)      (30,371,137)
     Interest expense ......................................          (22,146)             --                --            (885,886)
     Interest income and other, net ........................        1,090,523           555,935           330,169         2,513,072
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................       (7,366,331)       (7,854,068)       (3,368,096)      (28,743,951)
Non-cash preferred dividends ...............................             --              34,740         1,413,765         1,448,505
                                                                 ------------      ------------      ------------      ------------
Net loss applicable to common shareholders .................     $ (7,366,331)     $ (7,888,808)     $ (4,781,861)     $(30,192,456)
                                                                 ============      ============      ============      ============
Basic and diluted net loss per common share ................     $      (0.73)     $      (1.18)     $      (1.11)
                                                                 ============      ============      ============
Weighted average common shares outstanding .................       10,160,026         6,670,192         4,306,550
                                                                 ============      ============      ============




                                                       See accompanying notes.



                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Statements of Shareholders' Equity


                                   Series A Convertible    Series B Convertible       Series C Convertible
                                     Preferred Stock          Preferred Stock           Preferred Stock            Common Stock
                                   --------------------    ---------------------      --------------------      --------------------
                                   Shares       Amount      Shares       Amount       Shares       Amount       Shares       Amount
                                   ------       ------      ------       ------       ------       ------       ------       ------
Issuance of common stock for
   cash through December 31,
   1995 ........................      ---    $     ---         ---    $     ---          ---   $      ---      856,338     $117,749
Issuance of common stock for
   services rendered through
   December 31, 1995  ..........      ---          ---         ---          ---          ---          ---      269,116       24,261
Issuance of common stock in
   connection with merger
   with Pacific Pharmaceuticals,
   Inc. in April 1992 ..........      ---          ---         ---          ---          ---          ---       97,062        8,750
Repurchase of common shares
   in 1992 .....................      ---          ---         ---          ---          ---          ---       (3,586)        (324)
Issuance of Series A
   convertible preferred
   stock for cash through
   December 31, 1995 ...........   26,899       48,500         ---          ---          ---          ---          ---          ---
Issuance of Series A convertible
   preferred stock and warrants
   to purchase 14,191
   shares of Series A
   convertible preferred stock
   in exchange for convertible
   promissory notes and
   accrued interest through
   December 31, 1995  ..........  625,845    1,199,536         ---          ---          ---          ---          ---          ---
Issuance of Series A
   convertible preferred
   stock for services
   rendered through December
   31, 1995 ....................   40,597       73,198         ---          ---          ---          ---          ---          ---
Issuance of Series A
   convertible preferred
   stock in exchange for
   license agreement ...........    9,513      100,000         ---          ---          ---          ---          ---          ---
Issuance of Series B
   convertible preferred
   stock in exchange for
   convertible promissory
   notes in 1992 ...............      ---          ---      12,750      114,000          ---          ---          ---          ---
Issuance of Series C
   convertible preferred
   stock for cash, net of
   issuance cost, through
   December 31, 1995 ...........      ---          ---         ---          ---      477,081    4,978,505          ---          ---



                                                    Deficit
                                    Accumulated   Accumulated
                                       Other       During the       Total
                                   Comprehensive   Development   Shareholders'
                                   Income (Loss)      Stage         Equity
                                   -------------      -----         ------
Issuance of common stock for
   cash through December 31,
   1995 ........................   $     ---       $   ---       $117,749
Issuance of common stock for
   services rendered through
   December 31, 1995  ..........         ---           ---         24,261
Issuance of common stock in
   connection with merger
   with Pacific Pharmaceuticals,
   Inc. in April 1992 ..........         ---           ---          8,750
Repurchase of common shares
   in 1992 .....................         ---           ---           (324)
Issuance of Series A
   convertible preferred
   stock for cash through
   December 31, 1995 ...........         ---           ---         48,500
Issuance of Series A convertibl
   preferred stock and warrants
   to purchase 14,191
   shares of Series A
   convertible preferred stock
   in exchange for convertible
   promissory notes and
   accrued interest through
   December 31, 1995 ...........         ---           ---      1,199,536
Issuance of Series A
   convertible preferred
   stock for services
   rendered through December
   31, 1995 ....................         ---           ---         73,198
Issuance of Series A
   convertible preferred
   stock in exchange for
   license agreement ...........         ---           ---        100,000
Issuance of Series B
   convertible preferred
   stock in exchange for
   convertible promissory
   notes in 1992 ...............         ---           ---        114,000
Issuance of Series C
   convertible preferred
   stock for cash, net of
   issuance cost, through
   December 31, 1995 ...........         ---           ---      4,978,505



                             See accompanying notes.



                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                          Statements of Shareholders' Equity - (Continued)



                                    Series A Convertible      Series B Convertible     Series C Convertible
                                      Preferred Stock            Preferred Stock         Preferred Stock            Common Stock
                                   --------------------      ----------------------   --------------------      -------------------
                                   Shares       Amount        Shares       Amount     Shares       Amount       Shares       Amount
                                   ------       ------        ------       ------     ------       ------       ------       ------
Issuance of common stock in
   exchange for notes payable ...      ---          ---           ---          ---        ---          ---       42,960      268,500
Issuance of warrants in
   connection with notes
   payable financing ............      ---          ---           ---          ---        ---          ---          ---      487,333
Conversion of preferred
   stock to common stock in
   connection with IPO in
   August 1995 .................. (702,854)  (1,421,234)      (12,750)    (114,000)  (477,081)  (4,978,505)   1,192,685    6,513,739
Issuance of common stock in
   connection with IPO in
   August 1995 ..................      ---          ---           ---          ---        ---          ---    1,322,500    6,383,785
Net loss for the period June
   26, 1989 (inception)
   through December 31, 1995 ....      ---          ---           ---          ---        ---          ---          ---          ---
                                   -------    ---------        ------      -------    -------    ---------    ---------   ----------
Balances at December 31, 1995 ...      ---          ---           ---          ---        ---          ---    3,777,075   13,803,793
Issuance of Series A
   convertible preferred
   stock, net of issuance
   costs ........................      750    6,753,230           ---          ---        ---          ---          ---          ---
Conversion of preferred
   stock, including
   dividends, to common stock ...     (555)  (6,005,724)          ---          ---        ---          ---    1,234,077    6,005,724
Exercise of warrants to
   purchase common stock ........      ---          ---           ---          ---        ---          ---      135,256       51,814
Exercise of options to
   purchase common stock.........      ---          ---           ---          ---        ---          ---        6,344       11,553
Compensation expense related
   to the extension of
   option exercise periods ......      ---          ---           ---          ---        ---          ---          ---      268,486
Non-cash preferred dividends ....      ---    1,413,765           ---          ---        ---          ---          ---          ---
Unrealized gain on investments ..      ---          ---           ---          ---        ---          ---          ---          ---
Net loss - 1996 .................      ---          ---           ---          ---        ---          ---          ---          ---

Total Comprehensive Income-1996..
                                   -------    ---------        ------      -------    -------    ---------    ---------   ----------
Balances at December 31, 1996 ...      195    2,161,271           ---          ---        ---          ---    5,152,752   20,141,370



                                                      Deficit
                                      Accumulated   Accumulated
                                        Other        During the      Total
                                     Comprehensive  Development   Shareholders'
                                     Income (Loss)     Stage         Equity
                                     -------------     -----         ------
Issuance of common stock in
   exchange for notes payable ...           ---           ---        268,500
Issuance of warrants in
   connection with notes
   payable financing ............           ---           ---        487,333
Conversion of preferred
   stock to common stock in
   connection with IPO in
   August 1995 ..................           ---           ---            ---

Issuance of common stock in
   connection with IPO in
   August 1995 ..................           ---           ---      6,383,785
Net loss for the period June
   26, 1989 (inception)
   through December 31, 1995 ....           ---   (10,155,456)   (10,155,456)
                                     ----------   -----------    ------------
Balances at December 31, 1995 ...           ---   (10,155,456)     3,648,337
Issuance of Series A
   convertible preferred
   stock, net of issuance
   costs ........................           ---           ---      6,753,230
Conversion of preferred
   stock, including
   dividends, to common stock ...           ---           ---            ---
Exercise of warrants to
   purchase common stock ........           ---           ---         51,814
Exercise of options to
   purchase common stock.........           ---           ---         11,553
Compensation expense related
   to the extension of
   option exercise periods ......           ---           ---        268,486
Non-cash preferred dividends ....           ---    (1,413,765)           ---
Unrealized gain on
   investments ..................        22,167           ---         22,167
Net loss - 1996 .................           ---    (3,368,096)    (3,368,096)
Total Comprehensive Income -
   1996 .........................                                 (3,345,929)
                                     ----------   -----------     -----------
Balances at December 31, 1996 ...        22,167   (14,937,317)     7,387,491



                             See accompanying notes.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                          Statements of Shareholders' Equity - (Continued)



                                   Series A Convertible      Series B Convertible     Series C Convertible
                                     Preferred Stock            Preferred Stock         Preferred Stock          Common Stock
                                   --------------------      ----------------------   --------------------    -------------------
                                   Shares       Amount        Shares       Amount     Shares     Amount       Shares       Amount
                                   ------       ------        ------       ------     ------     ------       ------       ------
Exercise of warrants to
   purchase common stock .......       ---          ---           ---          ---        ---        ---        227,847          930
Non-cash preferred dividends ...       ---       34,740           ---          ---        ---        ---            ---          ---
Conversion of preferred
   stock, including
   dividends, to common stock ..      (195)  (2,196,011)          ---          ---        ---        ---        587,879    2,196,011
Exercise of options to
   purchase common stock .......       ---          ---           ---          ---        ---        ---        132,137      362,303
Compensation expense related
   to the extension of
   option exercise periods .....       ---          ---           ---          ---        ---        ---            ---       69,995
Issuance of common stock in
   connection with the
   private placement in July
   1997, net of issuance
   costs .......................       ---          ---           ---          ---        ---        ---      1,547,827    3,814,741
Issuance of common stock in
   connection with the
   public offering of common
   stock in November 1997,
   net of issuance costs  ......       ---          ---           ---          ---        ---        ---      2,012,500   13,764,069
Issuance of common stock in
   connection with the
   acquisition of product
   rights from Neptune
   Pharmaceutical Corp. ........       ---          ---           ---          ---        ---        ---        462,809    3,842,968
Unrealized loss on
   investments .................       ---          ---           ---          ---        ---        ---            ---          ---
Net loss - 1997 ................       ---          ---           ---          ---        ---        ---            ---          ---
Total Comprehensive Income -
   1997 ........................
                                   -------     ---------        ------      -------     -------   ---------  ----------   ----------
Balances at December 31, 1997 ..       ---          ---           ---          ---        ---        ---     10,123,751   44,192,387
Exercise of warrants to
   purchase common stock .......       ---          ---           ---          ---        ---        ---         13,979       47,740
Exercise of options to
   purchase common stock .......       ---          ---           ---          ---        ---        ---         35,564      123,006
Unrealized gain on investments .       ---          ---           ---          ---        ---        ---            ---          ---
Net loss - 1998 ................       ---          ---           ---          ---        ---        ---            ---          ---

Total Comprehensive Income -
   1998 ........................
                                   -------     ---------        ------      -------     -------   ---------  ----------   ----------
Balances at December 31, 1998 ..       ---       $  ---           ---       $  ---         ---    $  ---     10,173,294  $44,363,133
                                   =======     =========        ======      =======     =======   =========  ==========   ==========




                                                    Deficit
                                  Accumulated      Accumulated
                                      Other        During the       Total
                                   Comprehensive   Development   Shareholders'
                                   Income (Loss)     Stage         Equity
                                   ------------     -----         ------
Exercise of warrants to
   purchase common stock .......         ---           ---            930
Non-cash preferred dividends ...         ---       (34,740)           ---
Conversion of preferred
   stock, including
   dividends, to common stock ..         ---           ---            ---
Exercise of options to
   purchase common stock .......         ---           ---        362,303
Compensation expense related
   to the extension of
   option exercise periods .....         ---           ---         69,995
Issuance of common stock in
   connection with the
   private placement in July
   1997, net of issuance costs .         ---           ---      3,814,741
Issuance of common stock in
   connection with the
   public offering of common
   stock in November 1997,
   net of issuance costs  ......         ---           ---     13,764,069
Issuance of common stock in
   connection with the
   acquisition of product
   rights from Neptune
   Pharmaceutical Corp. ........         ---           ---      3,842,968
Unrealized loss on
   investments .................     (34,000)          ---        (34,000)
Net loss - 1997 ................         ---    (7,854,068)    (7,854,068)
Total Comprehensive Income -
   1997 .......................                                (7,888,068)
                                   ----------  -------------  -------------
Balances at December 31, 1997 ..     (11,833)  (22,826,125)    21,354,429
Exercise of warrants to
   purchase common stock .......         ---           ---         47,740
Exercise of options to
   purchase common stock .......         ---           ---        123,006
Unrealized gain on                    59,186           ---         59,186
   investments
Net loss - 1998 ................         ---    (7,366,331)    (7,366,331)
                                                              -------------
Total Comprehensive Income -
   1998 .......................                                (7,307,145)
                                   ----------  -------------  -------------
Balances at December 31, 1998 ..     $47,353  $(30,192,456)   $14,218,030
                                   ==========  =============  =============


                             See accompanying notes.


                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                      Statements of Cash Flows



                                                                                                                       Period from
                                                                                                                      June 26, 1989
                                                                                                                       (inception)
                                                                             Years ended December 31,                    through
                                                                 ------------------------------------------------      December 31,
                                                                     1998              1997              1996              1998
                                                                 ------------      ------------      ------------      ------------
Operating activities
Net loss ...................................................     $ (7,366,331)     $ (7,854,068)     $ (3,368,096)     $(28,743,951)
Adjustment to reconcile net loss to net cash used in
   operating activities:
   Acquired in process technology ..........................             --           3,842,968              --           3,842,968
   Depreciation and amortization ...........................           15,015            17,618            35,384           279,271
   Compensation expense related to the extension of
     option exercise periods ...............................             --              69,995           268,486           338,481
   Loss on sale of property and equipment ..................             --                --                --               3,724
   Amortization of discount on notes payable and
     deferred financing costs ..............................             --                --                --             567,503
   Issuance of common shares for services ..................             --                --                --              24,261
   Issuance of Series A convertible preferred stock
     for services rendered .................................             --                --                --              73,198
   Issuance of Series A convertible preferred stock
     for interest ..........................................             --                --                --              67,720
   Issuance of Series A convertible preferred stock
     for license agreement .................................             --                --                --             100,000
Changes in operating assets and liabilities:
   Inventory ...............................................          (52,977)             --                --             (52,977)
   Prepaid expenses and other current assets ...............         (368,504)         (661,352)         (201,521)       (1,380,417)
   Accounts payable and accrued liabilities ................          846,447           435,140            77,781         1,551,600
   Deferred revenue ........................................         (250,000)          500,000              --             250,000
   Accrued research fees ...................................          (60,577)          133,665            21,000            94,088
   Accrued compensation and related expenses ...............           31,877            19,262          (169,308)           69,097
                                                                 ------------      ------------      ------------      ------------
Net cash used in operating activities ......................       (7,205,050)       (3,496,772)       (3,336,274)      (22,915,434)

Investing activities
Purchase of property and equipment .........................       (2,832,160)             --              (8,000)       (3,005,053)
Purchases of investments ...................................       (5,039,440)      (18,915,933)       (9,576,000)      (40,577,893)
Sales of investments .......................................        5,893,870              --                --           5,893,870
Maturities of investments ..................................        5,500,000         6,256,000         3,820,000        21,122,520
                                                                 ------------      ------------      ------------      ------------
Net cash provided by (used in) investing activities ........        3,522,270       (12,659,933)       (5,764,000)      (16,566,556)

                                                       See accompanying notes.



                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                               Statements of Cash Flows - (Continued)


                                                                                                                       Period from
                                                                                                                      June 26, 1989
                                                                                                                       (inception)
                                                                                                                         through
                                                                     Years ended December 31,                          December 31,
                                                      -------------------------------------------------------
                                                           1998                    1997                1996                1998
                                                      ---------------         ---------------     ---------------     --------------
Financing activities
Proceeds from notes payable .........................   $   3,220,813         $       --          $        --         $   6,768,237
Repayment of notes payable ..........................            --                   --                   --            (2,110,608)
Other long-term liabilities .........................          80,256                 --                   --                80,256
Net proceeds from issuance of Common Stock ..........         170,746           17,942,043               63,367          24,677,690
Repurchase of Common Stock ..........................            --                   --                   --                  (324)
Issuance of convertible preferred stock, net of
   issuance costs ...................................            --                   --              6,753,230          11,757,735
Deferred financing costs ............................            --                   --                   --               (80,170)
                                                        -------------         ------------        -------------       --------------
Net cash provided by financing activities ...........       3,471,815           17,942,043            6,816,597          41,092,816
                                                        -------------         ------------        -------------       --------------
Net increase (decrease) in cash .....................        (210,965)           1,785,338           (2,283,677)          1,610,826
Cash and cash equivalents, beginning of period ......   $   1,821,791               36,453            2,320,130                 --
                                                        -------------         ------------        -------------       --------------
Cash and cash equivalents, end of period ............   $   1,610,826         $  1,821,791        $      36,453       $   1,610,826
                                                        =============         ============        =============       ==============

Supplemental disclosure of non-cash transactions:
Issuance of Common Stock in connection with acquired
   in process technology ............................            --           $  3,842,968        $        --         $    3,842,968
                                                        =============         ============        =============       ==============
Conversion of preferred stock to Common Stock .......   $        --           $  2,196,011        $   6,005,724       $   14,715,474
                                                        =============         ============        =============       ==============
Issuance of Common Stock for notes payable ..........   $        --           $       --          $        --         $      268,500
                                                        =============         ============        =============       ==============
Issuance of warrants in connection with notes payable
   financing ........................................   $        --           $       --          $        --         $      487,333
                                                        =============         ============        =============       ==============
Issuance of Series A convertible preferred stock for
   notes payable ....................................   $        --           $       --          $        --         $    1,153,316
                                                        =============         ============        =============       ==============
Issuance of Series B convertible preferred stock for
   notes payable ....................................   $        --           $       --          $        --         $      115,000
                                                        =============         ============        =============       ==============
Issuance of Common Stock for Pacific Pharmaceuticals,
   Inc ..............................................   $        --           $       --          $        --         $        8,750
                                                        =============         ============        =============       ==============




                                                       See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                          Notes to Financial Statements


1.       Accounting Policies

Description of Business

         Cellegy Pharmaceuticals, Inc., incorporated in California in June 1989, is a development stage company. Since its inception, the Company has engaged primarily in research and development activities based upon its patented transdermal and topical drug delivery technologies and its expertise in skin biology. The Company has conducted a number of clinical trials for its products, including the preparation of manufactured clinical materials. Laboratory equipment has been purchased and installed in support of its research and development activities. A number of sponsored, external research programs were undertaken. Pre-launch commercialization activities, including packaging design are ongoing for its cosmeceutical products.

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

         Revenues related to cosmeceutical product sales are recognized upon shipment.

Cash, Cash Equivalents and Investments

         Cash equivalents consist of highly liquid financial instruments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value at December 31, 1998 and 1997. The Company considers all its investments as available-for-sale and reports these investments at estimated fair market value. Unrealized gains or losses on available-for-sale securities are included in shareholders' equity until their disposition. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other, net.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 1998, inventories consisted entirely of raw materials.

Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Furniture and fixtures, and office and laboratory equipment are depreciated using the straight-line method over estimated useful lives ranging from three to five years. Depreciation for leasehold improvements is provided over the shorter of the asset life or the remaining lease term.

Stock-Based Compensation

         The Company accounts for its stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has elected to follow the disclosure-only alternative prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

Comprehensive Income (Loss)

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. It has no impact on net loss or shareholders' equity.

Segment Reporting

         Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes FASB Standard No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No.131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See note 10.

Advertising Costs

         Advertising costs are accounted for as expenses in the period in which they are incurred. Advertising expense for the year ended December 31, 1998 was $175,815. There were no advertising costs in 1997 and 1996.

Basic and Diluted Net Loss per Common Share

         Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. There is no difference between basic and diluted net loss per common share, as presented in the statement of operations, because all options and warrants (see note 6) are anti-dilutive.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


2.       Investments

         At December 31, 1998, available-for-sale securities consist of the following:

                                                                                 Gross                Gross
                                                                               Unrealized          Unrealized             Estimated
                                                             Cost                Gains               Losses              Fair Value
                                                         -----------          -----------          -----------           -----------
Corporate Notes ...............................          $ 9,337,751          $    45,080          $    (7,020)          $ 9,375,811
U.S. Government Notes .........................            3,996,252                9,293                 --               4,005,545
Time Deposits .................................              227,500                 --                   --                 227,500
Money Market ..................................            1,463,698                 --                   --               1,463,698
                                                         -----------          -----------          -----------           -----------
Total available-for-sale
   securities .................................           15,025,201               54,373               (7,020)           15,072,554
                                                                                                                         -----------
Less amounts classified as
   cash equivalents ...........................            1,463,698                 --                   --               1,463,698
                                                         -----------          -----------          -----------           -----------
Total investments .............................          $13,561,503          $    54,373          $    (7,020)          $13,608,856
                                                         ===========          ===========          ===========           ===========


         At December 31, 1997, available-for-sale securities consist of the following:

                                                                                 Gross               Gross
                                                                               Unrealized           Unrealized           Estimated
                                                             Cost                Gains                Losses             Fair Value
                                                         -----------          -----------          -----------           -----------
Corporate Notes ...............................          $10,406,917          $     3,327          $   (23,987)          $10,386,257
U.S. Government Notes .........................            5,030,259                5,589                 (197)            5,035,651
Time Deposits .................................            1,999,948                1,202                 (122)            2,001,028
Money Market ..................................            1,788,853                 --                   --               1,788,853
Variable Rate Securities ......................            1,500,000                 --                   --               1,500,000
Commercial Paper ..............................              978,809                2,355                 --                 981,164
                                                         -----------          -----------          -----------           -----------
Total available-for-sale
   securities .................................           21,704,786               12,473              (24,306)           21,692,953
                                                                                                                         -----------
Less amounts classified as
   cash equivalents ...........................            1,788,853                 --                   --               1,788,853
                                                         -----------          -----------          -----------           -----------
Total investments .............................          $19,915,933          $    12,473          $   (24,306)          $19,904,100
                                                         ===========          ===========          ===========           ===========



         The amortized cost and estimated fair value of available-for-sale securities in debt securities at December 31, 1998, by contractual maturity, were as follows:

                                                                      Estimated
                                                          Cost        Fair Value
                                                      -----------    -----------
Due in 1 year or less ............................    $ 8,734,694    $ 8,745,931
Due in 1 - 3 years ...............................      6,290,507      6,326,623
                                                      -----------    -----------
Total available-for-sale securities ..............     15,025,201     15,072,554
Less amounts classified as cash equivalents ......      1,463,698      1,463,698
                                                      -----------    -----------
Total investments ................................    $13,561,503    $13,608,856
                                                      ===========    ===========

         There have been no significant realized gains or losses on the sale of securities for the years ended December 31, 1998, 1997 and 1996.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


3.       Property and Equipment

         Property and equipment consist of the following:

                                                           December 31,
                                                     --------------------------
                                                         1998          1997
                                                     -----------    -----------

Furniture and fixtures ...........................   $   145,395    $    49,702
Office equipment .................................       100,872         39,142
Laboratory equipment .............................       373,767         65,310
Leasehold improvements ...........................     2,369,890          3,610
                                                     -----------    -----------
                                                       2,989,924        157,764
Less accumulated depreciation and amortization ...      (159,116)      (144,101)
                                                     -----------    -----------
                                                     $ 2,830,808    $    13,663
                                                     ===========    ===========

4.    Note Payable

         In June 1998, the Company entered into an agreement with a bank to provide up to $4.5 million through December 1999 with interest at the bank's prime rate plus one percentage point or a rate equal to four and one quarter percentage points above the yield of the 48 month treasury bill. The note is secured by the Company's cash and investments. Interest only payments are due during the first twelve months of the agreement. After the initial 12-month period of the agreement, the Company is required to repay the amount then borrowed in 48 equal monthly installments. The fair value of the note payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying value of the note approximates its fair value. As of December 31, 1998, a total of $3,220,813 is outstanding under the arrangement.

5.       Lease Commitments

         The Company leases its facilities and equipment under non-cancelable operating leases. Future minimum lease payments, net of future minimum sublease rentals at December 31, 1998, are as follows:

                                                                       Lease
                                                                   Commitments
                                      Lease          Sublease    Net of Sublease
                                   Commitments        Rentals          Rentals
                                   -----------      -----------      -----------

1999 ..........................    $ 1,419,313      $   850,284          569,029
2000 ..........................      1,542,248          930,420          611,828
2001 ..........................      1,432,448          852,217          580,231
2002 ..........................      1,302,739             --          1,302,739
2003  .........................      1,279,608             --          1,279,608
2004 and thereafter ...........      6,997,428             --          6,997,428
                                   -----------      -----------      -----------
                                   $13,973,784      $ 2,632,921      $11,340,863
                                   ===========      ===========      ===========

         Lease expense was $437,245, $362,532 and $209,715 for the years ended December 31, 1998, 1997 and 1996, respectively. For the year ended December 31, 1998, such lease expense included $200,749 of office rent expense and $236,496 of equipment lease expense, compared with office rent and equipment lease expense of $207,299 and $155,233, respectively for the year ended December 31, 1997, and office rent and equipment lease expense of $145,879 and $63,836, respectively, for the year ended December 31, 1996.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


6.       Shareholders' Equity

Convertible Series A Preferred Stock Offering

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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


Warrants

         The Company has the following  warrants  outstanding to purchase Common
Stock at December 31, 1998:

   Number of             Exercise Price               Date                    Expiration
     Shares                per Share                 Issued                      Date
-----------------       -----------------       ------------------       ----------------------
          35,496                    4.51          October 1994             December 31, 1999
          22,368                    0.01          February 1995            December 31, 1999
         365,728                    7.81          February 1995            December 31, 1999
          44,604                    9.02           March 1995              December 31, 1999
          42,960                    5.19           August 1995             December 31, 1999
         115,000                   10.31           August 1995              August 11, 2000
          57,500                   15.47           August 1995              August 11, 2000
         661,250                    9.38           August 1995              August 11, 2000
          86,005                    7.23           April 1996               April 18, 2001
          24,000                   10.50          October 1997              October 1, 2002
          24,000                    8.75          October 1997              October 1, 2002
          94,063                    9.75          November 1997            November 24, 2002
       ---------
       1,572,974
       =========

         Included in the table above are warrants to acquire 661,250 shares of Common Stock at a price of $9.375 per share that were issued in connection with the Company's initial public offering. The warrants are exercisable at any time unless previously redeemed until August 11, 2000. The Company may redeem the warrants, in whole or in part, at any time upon at least thirty days prior written notice to the warrant holders at a price of $0.05 per warrant provided that the closing price of the Common Stock has been at least $12.50 for at least ten consecutive trading days ending on a date within 30 days before the date of the notice of redemption. No warrants have been redeemed through December 31, 1998.

Stock Option Plans

         In 1995, the Company adopted the Equity Incentive Plan (the "Plan") to provide for the issuance of incentive stock options and non-statutory stock options. When the Plan was established, the Company reserved 700,000 shares for issuance. In 1996, 1997 and 1998, an additional 300,000 shares, 450,000 shares, and 1,000,000 shares were reserved for issuance under the Plan, respectively. Under the Plan, incentive stock options may be granted at a price per share of not less than the fair market value of Common Stock on the date of grant. Nonqualified options may be granted at a price per share of not less than 85% of fair market value on the date of grant. Options are exercisable to the extent vested. The Compensation Committee establishes the vesting schedules.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


         Activity under the Plan is summarized as follows:

                                                                  Shares                     Price                    Weighted
                                                                   Under                     Range                    Average
                                                                  Option                   Per Share               Exercise Price
                                                              -----------------        -------------------       -------------------
Balance at December 31, 1995 .............................        650,685                $0.45 - $6.66               $   3.35
         Granted .........................................        605,447                $4.56 - $8.25               $   5.43
         Canceled ........................................       (253,443)               $1.39 - $6.38               $   4.49
         Exercised .......................................         (6,344)               $1.81 - $2.09               $   1.82
                                                                 --------
Balance at December 31, 1996 .............................        996,345                $0.45 - $8.25               $   4.34
         Granted .........................................        430,500                $3.00 - $8.81               $   5.17
         Canceled ........................................       (213,371)               $3.07 - $8.25               $   5.58
         Exercised .......................................       (132,138)               $0.45 - $5.69               $   2.74
                                                                 --------
Balance at December 31, 1997 .............................      1,081,336                $0.46 - $8.81               $   4.62
         Granted .........................................        544,000                $3.25 - $8.50               $   6.68
         Canceled ........................................        (46,344)               $3.07 - $8.25               $   6.19
         Exercised .......................................        (35,564)               $0.46 - $5.50               $   3.46
                                                                 --------
Balance at December 31, 1998 .............................      1,543,428                $0.46 - $8.81               $   5.32
                                                               ==========

         At December 31, 1998, options to purchase 552,306 shares of Common Stock were vested and exercisable at exercise prices ranging from $0.46 to $8.81 per share. At December 31, 1998, options to purchase 45,000 shares of Common Stock at an exercise price of $4.56 per share vest in the year of 2001 but are subject to earlier vesting if certain performance criteria are met. At December 31, 1998, options to purchase 36,750 shares of Common Stock at an exercise price of $3.75 per share vest in the year of 2002 but are subject to earlier vesting if certain performance criteria are met. At December 31, 1998, 711,801 options to purchase shares of Common Stock were available for future option grants under the Plan.

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable related to the Plan at December 31, 1998:

                                                Options Outstanding                               Options Exercisable
                             ----------------------------------------------------------- --------------------------------------
                                                         Weighted          Weighted                                Weighted
                                                          Average           Average                                Average
                                 Outstanding at          Remaining         Exercise          Exercisable at        Exercise
   Range of Exercise Price     December 31, 1998     Contractual Life        Price          December 31, 1998       Price
   -----------------------     -----------------     ----------------        -----          -----------------       -----
      $0.46 - $3.75 ......             398,198            7.6 years           $3.05               189,149            $2.59
      $4.38 - $6.66 ......             716,730            8.1 years           $5.25               315,822            $5.09
      $7.00 - $8.81 ......             428,500            9.2 years           $7.57                47,335            $8.19
                                     ---------                                                    -------
   Total .................           1,543,428            8.3 years           $5.32               552,306            $4.50
                                     =========                                                    =======

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


         Activity under the Directors' Plan is summarized as follows:

                                                             Shares                     Price                    Weighted
                                                              Under                     Range                    Average
                                                             Option                   Per Share               Exercise Price
                                                        ------------------        -------------------       -------------------
Balance at December 31, 1995 ...........................         20,000                  $5.00                     $5.00
         Granted .......................................         50,000              $4.50 - $8.50                 $5.31
                                                            -----------
Balance at December 31, 1996 ...........................         70,000              $4.50 - $8.50                 $5.22
         Granted .......................................          6,000                  $3.25                     $3.25
                                                            -----------
Balance at December 31, 1997 ...........................         76,000              $3.25 - $8.50                 $5.07
         Granted .......................................         40,000                  $5.50                     $5.50
         Canceled ......................................         (2,000)             $3.25 - $8.50                 $5.88
                                                            -----------
Balance at December 31, 1998                                    114,000              $3.25 - $8.50                 $5.20
                                                            ===========

         At December 31, 1998, options to purchase 47,000 shares of Common Stock were vested and exercisable at exercise prices ranging from $3.25 to $8.50 per share. At December 31, 1998, options to purchase 36,000 shares of Common Stock were available for future option grants under the Directors' Plan.

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable related to the Directors' Plan at December 31, 1998:

                                                Options Outstanding                               Options Exercisable
                             ----------------------------------------------------------- --------------------------------------
                                                         Weighted          Weighted                                Weighted
                                                          Average           Average                                Average
                                 Outstanding at          Remaining         Exercise          Exercisable at        Exercise
Range of Exercise Price        December 31, 1998     Contractual Life        Price          December 31, 1998       Price
-----------------------        -----------------     ----------------        -----          -----------------       -----
      $3.25 ...................        5,000             8.4 years           $3.25                  1,250           $3.25
      $4.50 - $5.50 ...........      105,000             8.2 years           $5.17                 43,750           $4.97
      $8.50 ...................        4,000             7.4 years           $8.50                  2,000           $8.50
                                     -------                                                       ------
      Total ...................      114,000             8.2 years           $5.20                 47,000           $5.08
                                     =======                                                       ======


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

         Pro forma information regarding net loss and net loss per common share is required by FAS 123, which requires that the information be determined as if the Company has accounted for its Common Stock options granted subsequent to December 31, 1994 under the fair market value method. The fair market value for options granted in 1998, 1997 and 1996 was estimated at the date of the grant using a Black-Scholes option-pricing model.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


         The Company valued its options using the following weighted average assumptions for the years ended December 31, 1998, 1997 and 1996:

                                                  1998        1997        1996
                                                  -----       -----       -----
Risk-free interest rate ....................      5.14%       6.20%       6.23%
Dividend yield .............................        0%          0%          0%
Volatility .................................      0.531       0.487       0.517
Expected life of options in years ..........        4.6         4.9         4.8

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           1998                  1997                   1996
                                                     -----------------      ----------------       ----------------
      Pro forma net loss applicable to common
         shareholders .............................   $   (8,220,952)       $   (8,221,875)        $   (5,494,675)
      Pro forma basic and diluted net loss per
         share applicable to common shareholders ...  $        (0.81)       $        (1.23)        $        (1.29)

         The weighted average grant date fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $2.88, $2.57 and $2.79,
respectively.

         As a result of FAS 123 only being applicable to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the year ending December 31, 1999.

Shares reserved

         As of December 31, 1998, the Company has reserved shares of Common Stock for future issuance as follows:

Warrants ..................................................            1,543,428
Stock Option Plans ........................................            2,405,229
Neptune Agreement (see note 7) ............................            1,537,191
                                                                       ---------
Total .....................................................            5,485,848
                                                                       =========

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

8.       License Agreements

         In November 1996, the Company entered into an agreement with Glaxo Wellcome Inc. ("Glaxo") for licensing rights to Glylorin, Cellegy's compound for the treatment of ichthyoses. Under the terms of the agreement, Cellegy provided Glaxo with an exclusive license of patent rights and know-how covering Glylorin in most of the world's major markets. In exchange for this license, the Company received from Glaxo an initial license fee payment. In March 1999, Cellegy and Glaxo announced their agreement in principle to terminate the license agreement with the return to Cellegy of Glylorin product rights.

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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


9.       Income Taxes

         At December 31, 1998, the Company has net operating loss carryforwards of approximately $23,900,000 and $8,200,000 for federal and state purposes, respectively. The federal net operating loss carryforwards expire between the years 2004 and 2018. The state net operating loss carryforwards expire between the years 1999 and 2003. At December 31, 1998, the Company also has research and development credit carryforwards of approximately $600,000 and $300,000 for federal and state purposes, respectively.
The federal credits expire between the years 2006 and 2018.

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           December 31,
                                                 -------------------------------
                                                     1998             1997
                                                 ------------      ------------
Deferred tax assets:
   Net operating loss carryforwards ........     $  8,600,000      $  5,986,000
   Credit carryforwards ....................          700,000           477,000
   Capitalized intangibles .................        2,200,000           510,000
   Other, net ..............................         (200,000)          169,000
                                                 ------------      ------------
Total deferred tax assets ..................       11,300,000         7,142,000
Valuation allowance.........................      (11,300,000)       (7,142,000)
                                                 ------------      ------------
Net deferred tax assets.....................     $      --         $       --
                                                 ============      ============

         The  valuation   allowance   for  deferred  tax  assets   increased  by
approximately $4,158,000 and $1,827,000 during the years ended December 31, 1998 and 1997, respectively.

10.       Segment Reporting

         The Company has two business segments: pharmaceuticals and cosmeceuticals. Pharmaceuticals include primarily research and development expenses for potential prescription products to be marked directly by the
Company or through corporate partners. Current pharmaceutical revenues consist primarily of licensing, milestones and development funding from one licensee, Glaxo Wellcome Inc. The Company expects to complete other corporate collaborations in the future for a number of its potential pharmaceutical products, which may result in milestones, development funding and royalties on sales. Cellegy expects to generate future revenues on potential products it intends to self-market.

         The cosmeceutical business segment includes primarily development expenses for non-prescription anti-aging products. Using related technologies, Cellegy is currently incurring development expenses and receiving all of its product sales from one customer, Gryphon Development, Inc., which is selling product through Bath and Body Works specialty retail stores exclusively in the United States.

         Cellegy allocates its research expenses and personnel to each business segment, but does not assess segment performance or allocate resources based on a segment's assets and, therefore, assets are not reported by segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)


         The Company's segments are business units that will, in some cases, distribute products to different types of customers through different marketing programs. The potential future sales of cosmeceutical products to prestige department stores requires a significantly different marketing effort than sales of pharmaceutical products to physicians and other traditional pharmaceutical distribution channels. Pharmaceutical products require more extensive clinical testing and ultimately regulatory approval by the FDA and other worldwide health registration agencies, requiring more a extensive level of development, manufacturing and compliance than a cosmeceutical product.

         The  following  table  contains  information   regarding  revenues  and
operating income (loss) of each business segment for the years ended December 31, 1998, 1997 and 1996:

                                                Years ended December 31,
                                    --------------------------------------------
                                       1998            1997            1996
                                    -----------     -----------     -----------

Revenues:
         Pharmaceuticals .......    $   373,750     $   827,695     $   647,660
         Cosmeceuticals ........        457,970            --              --
                                    -----------     -----------     -----------
                                    $   831,720     $   827,695     $   647,660
                                    ===========     ===========     ===========
Loss from Operations:
         Pharmaceuticals .......    $(8,011,630)    $(8,066,973)    $(3,698,265)
         Cosmeceuticals ........       (423,078)       (343,030)           --
                                    -----------     -----------     -----------
                                    $(8,434,708)    $(8,410,003)    $(3,698,265)
                                    ===========     ===========     ===========