Form 10-Q
period 1999-03-31
CELLEGY PHARMACEUTICALS INC
filed 1999-04-30
CIK 887247

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number:  0-26372

                          CELLEGY PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


          California                                           82-0429727
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


  349 Oyster Point Boulevard, Suite 200, South San Francisco, California 94080
          (Address of principal executive offices, including zip code)

                                 (650) 616-2200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the registrant's common stock at April 23, 1999 was 10,173,294.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed Balance Sheets as of March 31, 1999 and
             December 31, 1998 .............................................  3

             Condensed  Statements  of  Operations  for the three  months ended March 31, 1999 and 1998,  and the period from June 26,
             1989 (inception) through March 31, 1999 .......................  4

             Condensed  Statements  of Cash  Flows for the  three  months ended March 31, 1999 and 1998,  and the period from June 26,
             1989 (inception) through March 31, 1999 .......................  5

             Notes to Condensed Financial Statements .......................  6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations .....................................  7

Item 3.      Quantitative and Qualitative Disclosure of Market Risk ........ 10

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings ............................................. 11

Item 2.      Changes in Securities ......................................... 11

Item 3.      Defaults Upon Senior Securities ............................... 11

Item 4.      Submission of Matters to a Vote of Security Holders ........... 11

Item 5.      Other Information ............................................. 11

Item 6.      Exhibits and Reports on Form 8-K .............................. 11

Signature(s) ............................................................... 12

                                                   PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                      Condensed Balance Sheets

                                            (Amounts in thousands, except share amounts)

                                                                                                         March 31,      December 31,
                                                                                                           1999              1998
                                                                                                          --------         --------
                                                                                                        (Unaudited)        (Note 1)
Assets
Current assets:
     Cash and cash equivalents ...................................................................        $    781         $  1,611
     Short-term investments ......................................................................           7,267            7,282
     Inventory ...................................................................................              83               53
     Prepaid expenses and other current assets ...................................................           1,137            1,380
                                                                                                          --------         --------
Total current assets .............................................................................           9,268           10,326
Long-term investments ............................................................................           4,349            6,327
Property and equipment, net ......................................................................           2,848            2,831
                                                                                                          --------         --------
Total assets .....................................................................................        $ 16,465         $ 19,484
                                                                                                          ========         ========


Liabilities and Shareholders' Equity Current liabilities:
     Accounts payable and accrued liabilities ....................................................        $    840         $  1,552
     Deferred revenue ............................................................................            --                250
     Accrued research fees .......................................................................             136               94
     Accrued compensation and related expenses ...................................................              80               69
     Current portion of note payable .............................................................             930              403
                                                                                                          --------         --------
Total current liabilities ........................................................................           1,986            2,368
Long-term portion of note payable ................................................................           2,791            2,818
Other long-term liabilities ......................................................................             111               80
Shareholders' equity:
     Common stock, no par value; 20,000,000 shares authorized: 10,173,294 shares
         issued and outstanding at March 31, 1999 and at December 31, 1998 .......................          44,363           44,363
     Accumulated other comprehensive income (loss) ...............................................              76               47
     Deficit accumulated during the development stage ............................................         (32,862)         (30,192)
                                                                                                          --------         --------
     Total shareholders' equity ..................................................................          11,577           14,218
                                                                                                          --------         --------
Total liabilities and shareholders' equity .......................................................        $ 16,465         $ 19,484
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

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Operations

                                                             (Unaudited)
                                          (Amounts in thousands, except per share amounts)

                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                        (inception)
                                                                                    Three Months Ended March 31,          through
                                                                                    ---------------------------          March 31,
                                                                                      1999               1998               1999
                                                                                    --------           --------           --------
Revenues:
     Licensing, milestone, and development funding ........................          $     42           $     62           $  2,621
     Government grants ....................................................              --                   53                400
     Product sales ........................................................               318               --                  776
                                                                                     --------           --------           --------
Total revenues ............................................................               360                115              3,797
Costs and expenses:
     Cost of product sales ................................................                95               --                  208
     Research and development .............................................             2,324              1,182             21,901
     General and administrative ...........................................               727                519             11,003
     Acquired in process technology .......................................              --                 --                3,843
                                                                                     --------           --------           --------
Total costs and expenses ..................................................             3,146              1,701             36,955
                                                                                     --------           --------           --------
Operating loss ............................................................            (2,786)            (1,586)           (33,158)
     Interest income (expense), and other income, net .....................               116                318              1,744
                                                                                     --------           --------           --------
Net loss ..................................................................            (2,670)            (1,268)           (31,414)
Non-cash preferred dividends ..............................................              --                 --                1,448
                                                                                     --------           --------           --------
Net loss applicable to common shareholders ................................          $ (2,670)          $ (1,268)          $(32,862)
                                                                                     ========           ========           ========
Basic and diluted net loss per common share ...............................          $  (0.26)          $  (0.13)
                                                                                     ========           ========
Weighted average common shares outstanding ................................            10,173             10,143
                                                                                     ========           ========

The accompanying notes are an integral part of these condensed financial statements.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Cash Flows

                                                             (Unaudited)
                                                       (Amounts in thousands)

                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                        (inception)
                                                                                      Three Months Ended March 31,        through
                                                                                       --------------------------         March 31,
                                                                                        1999               1998             1999
                                                                                       --------          --------          --------
Operating activities
Net cash used in operating activities ........................................         $ (3,277)         $ (1,799)         $(26,192)

Investing activities
Purchase of property and equipment ...........................................             (107)             --              (3,112)
Purchases of investments .....................................................           (1,500)           (3,000)          (42,078)
Sales and maturities of investments ..........................................            3,523             4,324            30,539
                                                                                       --------          --------          --------
Net cash provided by (used in) investing activities ..........................            1,916             1,324           (14,651)


Financing activities
Proceeds from notes payable ..................................................         $    500          $   --            $  7,268
Repayment of notes payable ...................................................             --                --              (2,111)
Other long-term liabilities ..................................................               31              --                 111
Net proceeds from issuance of common stock ...................................             --                 161            24,678
Issuance of convertible preferred stock, net of issuance costs ...............             --                --              11,758
Deferred financing costs .....................................................             --                --                 (80)
                                                                                       --------          --------          --------
Net cash provided by financing activities ....................................              531               161            41,624
                                                                                       --------          --------          --------
Net increase (decrease) in cash and cash equivalents .........................             (830)             (314)              781
Cash and cash equivalents, beginning of period ...............................         $  1,611          $  1,822          $   --
                                                                                       --------          --------          --------
Cash and cash equivalents, end of period .....................................         $    781          $  1,508          $    781
                                                                                       ========          ========          ========

The accompanying notes are an integral part of these condensed financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                     Notes to Condensed Financial Statements

Note 1. - Basis of Presentation

         The accompanying interim condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of operating results for the three months ended March 31, 1999 and may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

Note 2. - Basic and Diluted Net Loss per Share

         The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. There is no difference between basic and diluted net loss per share, as presented in the statement of operations, because all options and warrants are anti-dilutive.

Note 3. - Comprehensive Income

         Accumulated other comprehensive income (loss) presented on the accompanying balance sheet consists of the accumulated net unrealized gain
(loss) on available-for-sale investments. Total comprehensive loss for the first quarter of 1999 was $ 2,641,000, compared with $ 1,192,000 for the same quarter of 1998.

Note 4. - Segment Reporting

         The Company has two business segments: pharmaceuticals and cosmeceuticals. Pharmaceuticals include primarily research and development expenses for potential prescription products to be marked directly by the Company or through corporate partners.

         The cosmeceutical business segment primarily includes development expenses for non-prescription anti-aging products. Using related technologies, Cellegy is currently incurring development expenses and receiving all of its product sales from one customer, Gryphon Development, Inc., which is selling product through Bath & Body Works specialty retail stores exclusively in the United States.

         The  following  table  contains  information   regarding  revenues  and
operating income (loss) of each business segment for the three months ended March 31, 1999 and 1998.

                                                  Three months ended March 31,
                                                -------------------------------
                                                   1999                 1998
                                                -----------         -----------
Revenues:
         Pharmaceuticals ...............        $    42,200         $   115,000
         Cosmeceuticals ................            317,800                --
                                                -----------         -----------
                                                $   360,000         $   115,000
                                                ===========         ===========
Loss from Operations:
         Pharmaceuticals ...............        $(2,780,300)        $(1,491,000)
         Cosmeceuticals ................             (5,700)            (95,000)
                                                -----------         -----------
                                                $(2,786,000)        $(1,586,000)
                                                ===========         ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Further, the Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Actual events or results may differ materially from those discussed in this Quarterly Report.

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

         In December 1997, the Company completed an asset purchase agreement with Neptune Pharmaceutical Corporation ("Neptune") to acquire all patent and other intellectual property rights relating to Anogesic. The Company's expenses relating to product development and clinical trials are expected to increase during 1999 as a result of the ongoing Phase III clinical trials initiated in July 1998. The purchase price and future milestone payments for Anogesic are payable in Cellegy Common Stock. The Company expects additional non-cash charges to operations for related milestone payments of approximately $750,000 in the second half of 1999. Based on the April 23, 1999 closing price of Cellegy's common stock, approximately 100,000 shares would be issued.

         In September 1998, Cellegy began initial shipments and product sales of its C79 intensive moisturizing formulation to Gryphon Development Inc., the product development arm of Bath & Body Works. C79 is a key ingredient in a new line of healing hand creams launched at most Bath & Body Works stores in the United States.

         In March 1999, Cellegy and Glaxo announced their intention to terminate the license agreement with the return to Cellegy of Glylorin(TM) product rights. Subject to final termination agreement terms, Cellegy expects to receive any remaining development funding due from Glaxo through the date of termination. Cellegy intends to repay Glaxo approximately $250,000 in funds previously advanced by Glaxo. Cellegy does not currently intend to develop Glylorin on its own, but will seek an appropriate partner for certain geographic territories to develop the product in exchange for certain upfront payments, milestones, and royalties on future sales.

Results of Operations

         Revenues. The Company had revenues of $360,000 and $115,000 for the three months ended March 31, 1999 and 1998, respectively. During the first quarter of 1999, revenues consisted of $318,000 in product sales to Gryphon Development, the development subsidiary of specialty retailer Bath & Body Works, and $42,000 for development funding associated with the Glaxo license agreement. During the three months ended March 31, 1998, revenues consisted of $62,000 for development funding from Glaxo and $53,000 related to an Orphan Drug grant from the Food and Drug Administration ( "FDA" ) to cover certain of the Company's clinical trial costs for Glylorin. The Company expects to receive minimal additional development funding from Glaxo, pending termination of the license agreement.

         Cellegy, through its Cellisis Cosmeceuticals affiliate, has received additional orders totaling approximately $230,000 from Gryphon Development for its C79 intensive moisturizer. This will be recorded as revenue during the second quarter of 1999. There is no assurance that further orders for this product will be forthcoming in future quarters.

         Research and Development Expenses. Research and development expenses were $2,324,000 for the three months ended March 31, 1999, compared with $1,182,000 for the same period last year. The increase was primarily due to costs associated with the Company's ongoing Phase III clinical trial studying Anogesic for the treatment of anal fissures. In addition, research and clinical staffing, as well as lease expenses associated with the Company's new office and laboratory facility increased from comparable periods last year. Cellegy's research expenses are expected to continue to increase during 1999 associated primarily with its Anogesic and transdermal testosterone gel clinical studies.

         General and Administrative Expenses. General and administrative expenses increased to $727,000 for the three months ended March 31, 1999, compared with $519,000 for the same period last year. This increase was primarily due to higher lease expenses associated with its new facility. The Company's general and administrative expenses are expected to increase in the future in support of its research and product commercialization efforts.

         Interest Income and Expense. The Company earned $199,000 in interest income for the three months ended March 31, 1999, compared with $318,000 for the same period last year. The reduction in interest income earned during the first quarter of 1999 was due to lower average investment balances . Interest expense of $83,000 during the three months ended March 31, 1999 was associated with a bank loan for new facility tenant improvements. No interest expenses were incurred during the first quarter of 1998. The Company expects interest expenses to increase in the next two quarters associated with increased loan balances.

         Net Loss. The net loss applicable to common shareholders was $2,670,000 or $0.26 per share for the three months ended March 31, 1999 based on 10,173,000 weighted average shares outstanding, compared with a net loss of $1,268,000 or $0.13 per share for the same period in the prior year, when 10,143,000 weighted average shares were outstanding.

Liquidity and Capital Resources

         The Company has experienced net losses and negative cash flow from operations each year since its inception. Through March 31, 1999, the Company had incurred an accumulated deficit of $32.9 million and had consumed cash from operations of $26.2 million. The Company's public financing included $6.4 million in net proceeds from its initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of Common Stock in July 1997, and $13.8 million in net proceeds for a secondary public offering in November 1997. The Company's cash and investments were $12.4 million at March 31, 1999, compared with $15.2 million at December 31, 1998. The decrease in cash and investments was principally due to net cash used in operating activities.

         The Company's operations have and will continue to use substantial amounts of cash. The Company has no current source of significant ongoing revenues or capital beyond existing cash and investments and the current product sale agreement with Gryphon Development. In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. The Company's future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of its research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing.

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

Year 2000 Issues

         To address the potential impact of year 2000, the Company established a Y2K cross-function project team in August of 1998, chaired by the Company's Vice President, Finance and Chief Financial Officer. The Y2K project team reports to the Information Systems ("IS") committee which consists of the Company's Chief Executive Officer and all its other officers. The Y2K project team developed a phased approach to identify and resolve any Year 2000 issues.

         The first two phases are completed. The remaining third phase of the Company's compliance program involves the actual testing and correction of the Company's IS and non-IS systems. This testing and correction phase is on schedule and will be completed by mid-year 1999. Cellegy does not expect the cost of the Year 2000 compliance program to be material. The total cost is estimated at less than $50,000.

         The Company has developed a contingency plan in the event that a business interruption caused by Year 2000 problems should occur. The contingency plan also addresses vendor and third parties' Year 2000 issues that may arise. Nevertheless, Year 2000 compliance is a complex project and it depends on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendor or supplier fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

Factors That May Affect Future Operating Results

         This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including, but not limited to, statements concerning the completion of clinical trials, particularly the Company's ongoing Phase III trial using Anogesic, the timing of planned regulatory filings, the applicability of drug and cosmetic laws and regulations to the Company's products, the scope of the Company's patent coverage, anticipated expenditures and the need for additional funds. The factors discussed in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating the Company's business and prospects.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of the Company's investments are classified as available-for-sale . Over 50% of the Company's securities will mature by the end of 1999. The Company believes that potential near-term losses in future earnings, fair values or cash flows related to their investment portfolio would not be significant. Cellegy has a long-term note payable outstanding with an interest rate which currently varies with the lender's prime rate.

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

                                             CELLEGY PHARMACEUTICALS, INC.

Date:  April 30, 1999                        /s/ K. Michael Forrest
                                             -----------------------------------
                                                 K. Michael Forrest
                                                 President and Chief Executive
                                                 Officer


Date:  April 30, 1999                        /s/ A. Richard Juelis
                                             -----------------------------------
                                                 A. Richard Juelis
                                                 Vice President, Finance and
                                                 Chief Financial Officer