Form 10-Q
period 1999-06-30
CELLEGY PHARMACEUTICALS INC
filed 1999-07-29
CIK 887247

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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

                                 (650) 616-2200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X     No
                                         --------     -------

The number of shares outstanding of the registrant's common stock at July 19, 1999 was 10,177,063.

                                           CELLEGY PHARMACEUTICALS, INC.

                                                INDEX TO FORM 10-Q

                                                                                       Page
                                                                                       ----
PART   I    FINANCIAL INFORMATION

Item 1.     Financial Statements ( Unaudited )

            Condensed Balance Sheets as of June 30, 1999 and December 31, 1998 .....      3

            Condensed  Statements of Operations for three and six months ended June
            30, 1999 and 1998, and the period from June 26, 1989 (inception) through
            June 30, 1999 ..........................................................      4

            Condensed  Statements of Cash Flows for the six months ended June 30,
            1999 and 1998,  and the period  from June 26, 1989 (inception) through
            June 30, 1999 ..........................................................      5

            Notes to Condensed Financial Statements ................................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations ..........................................................      7

Item 3.     Quantitative and Qualitative Disclosure of Market Risk .................     10

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings ......................................................     11

Item 2.     Changes in Securities ..................................................     11

Item 3.     Defaults Upon Senior Securities ........................................     11

Item 4.     Submission of Matters to a Vote of Security Holders ....................     11

Item 5.     Other Information ......................................................     11

Item 6.     Exhibits and Reports on Form 8-K .......................................     11

Signature(s)........................................................................     12

                                            PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                            Cellegy Pharmaceuticals, Inc.
                                            (a development stage company)

                                               Condensed Balance Sheets

                                     (Amounts in thousands, except share amounts)

                                                                                   June 30, 1999   December 31, 1998
                                                                                 ----------------  -----------------
                                                                                    (Unaudited)        (Note 1)
Assets
Current assets:
     Cash and cash equivalents ..................................................     $  2,178          $  1,611
     Short-term investments .....................................................        6,246             7,282
     Inventory ..................................................................         --                  53
     Prepaid expenses and other current assets ..................................          697             1,380
                                                                                      --------          --------
Total current assets ............................................................        9,121            10,326
Long-term investments ...........................................................        2,252             6,327
Property and equipment, net .....................................................        3,323             2,831
                                                                                      --------          --------
Total assets ....................................................................     $ 14,696          $ 19,484
                                                                                      ========          ========


Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ...................................     $    690          $  1,552
     Deferred revenue ...........................................................         --                 250
     Accrued research fees ......................................................           69                94
     Accrued compensation and related expenses ..................................          102                69
     Current portion of note payable ............................................          982               403
                                                                                      --------          --------
Total current liabilities .......................................................        1,843             2,368
Long-term portion of note payable ...............................................        3,518             2,818
Other long-term liabilities .....................................................          111                80
Shareholders' equity:
     Common stock, no par value; 20,000,000 shares authorized: 10,177,063 shares issued and outstanding at June 30, 1999 and 10,173,294 shares issued and
         outstanding at December 31, 1998 .......................................       44,364            44,363
     Accumulated other comprehensive income (loss) ..............................            3                47
     Deficit accumulated during the development stage ...........................      (35,143)          (30,192)
                                                                                      --------          --------
     Total shareholders' equity .................................................        9,224            14,218
                                                                                      --------          --------
Total liabilities and shareholders' equity ......................................     $ 14,696          $ 19,484
                                                                                      ========          ========

The accompanying notes are an integral part of these condensed financial statements.

                                       3

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Operations

                                                             (Unaudited)
                                          (Amounts in thousands, except per share amounts)

                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                         (inception)
                                                                 Three Months Ended             Six Months Ended           through
                                                                       June 30,                      June 30,              June 30,
                                                                 1999           1998           1999           1998           1999
                                                               --------       --------       --------       --------       --------
Revenues:
     Licensing, milestone, and
         development funding ............................      $   --         $    103       $     42       $    165       $  2,621
     Government grants ..................................          --               33           --               86            400
     Product sales ......................................           394           --              712           --            1,170
                                                               --------       --------       --------       --------       --------
Total revenues ..........................................           394            136            754            251          4,191
Operating expenses:
     Cost of product sales ..............................            99           --              194           --              307
     Research and development ...........................         1,966          1,752          4,290          2,934         23,867
     General and administrative .........................           686            834          1,413          1,353         11,689
     Acquired in process technology .....................          --             --             --             --            3,843
                                                               --------       --------       --------       --------       --------
Total operating expenses ................................         2,751          2,586          5,897          4,287         39,706
                                                               --------       --------       --------       --------       --------
Operating loss ..........................................        (2,357)        (2,450)        (5,143)        (4,036)       (35,515)
     Interest income / (expenses) .......................            77            255            193            573          1,821
                                                               --------       --------       --------       --------       --------
Net loss ................................................        (2,280)        (2,195)        (4,950)        (3,463)       (33,694)
Non-cash preferred dividends ............................          --             --             --             --            1,448
                                                               --------       --------       --------       --------       --------
Net loss applicable to common shareholders ..............      $ (2,280)      $ (2,195)      $ (4,950)      $ (3,463)      $(35,142)
                                                               ========       ========       ========       ========       ========
Basic and diluted net loss per common share .............      $  (0.22)      $  (0.22)      $  (0.49)      $  (0.34)
                                                               ========       ========       ========       ========
Weighted average common shares outstanding ..............        10,176         10,165         10,175         10,154
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

                                       4

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Cash Flows

                                                             (Unaudited)
                                                       (Amounts in thousands)

                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                        (inception)
                                                                                        Six Months Ended June 30,          through
                                                                                       --------------------------          June 30,
                                                                                         1999              1998              1999
                                                                                       --------          --------          --------
Operating activities
Net cash used in operating activities ........................................         $ (5,107)         $ (3,986)         $(28,022)

Investing activities
Purchase of property and equipment ...........................................             (703)             --              (3,708)
Purchases of investments .....................................................           (1,500)           (3,000)          (42,078)
Sales and maturities of investments ..........................................            6,565             6,326            33,581
                                                                                       --------          --------          --------
Net cash provided by (used in) investing activities ..........................            4,362             3,326           (12,205)

Financing activities
Proceeds from notes payable ..................................................         $  1,280          $   --            $  8,048
Repayment of notes payable ...................................................             --                --              (2,111)
Other long-term liabilities ..................................................               31              --                 111
Net proceeds from issuance of common stock ...................................                1               161            24,679
Issuance of convertible preferred stock, net of issuance costs ...............             --                --              11,758
Deferred financing costs .....................................................             --                --                 (80)
                                                                                       --------          --------          --------
Net cash provided by financing activities ....................................            1,312               161            42,405
                                                                                       --------          --------          --------

Net increase (decrease) in cash and cash equivalents .........................              567              (499)            2,178
Cash and cash equivalents, beginning of period ...............................         $  1,611          $  1,822              --
                                                                                       --------          --------          --------
Cash and cash equivalents, end of period .....................................         $  2,178          $  1,323          $  2,178
                                                                                       ========          ========          ========

The accompanying notes are an integral part of these condensed financial statements.

                                       5

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                     Notes to Condensed Financial Statements

Note 1. - Basis of Presentation

         The accompanying interim condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of operating results for the six and three months ended June 30, 1999 and may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

Note 3. - Comprehensive Income

         Accumulated other comprehensive income (loss) presented on the accompanying balance sheet consists of the accumulated net unrealized gain
(loss) on available-for-sale investments. It has no impact on net loss or on stockholder's equity. Total comprehensive loss for six months ended June 30, 1999 was $4,994,000 compared with $3,387,000 for the same six months ending June 30, 1998. Total comprehensive loss for three months ended June 30, 1999 and June 30, 1998 are $2,353,000 and $2,195,000 respectively.

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

         The following table contains information ( amounts in thousands ) regarding revenues and loss from operating each business segment for the three and six months ended June 30, 1999 and 1998.

                                Three months ended June 30,      Six months ended June 30,
                                      1999       1998                1999        1998
Revenues:
         Pharmaceuticals           $  --       $   136             $    42     $   251
         Cosmeceuticals                394        --                   712        --
                                   -------     -------             -------     -------
                                   $   394     $   136             $   754     $   251
                                   =======     =======             =======     =======
Loss from Operations:
         Pharmaceuticals           $(2,536)    $(2,216)            $(4,991)    $(3,707)
         Cosmeceuticals                179        (234)               (152)       (329)
                                   -------     -------             -------     -------
                                   $(2,357)    $(2,450)            $(5,143)    $(4,036)
                                   =======     =======             =======     =======

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

     In December 1997, the Company completed an asset purchase agreement with Neptune Pharmaceutical Corporation ("Neptune") to acquire all patent and other intellectual property rights relating to Anogesic. Certain future milestone payments for Anogesic are payable to Neptune in Cellegy Common Stock. The Company expects additional non-cash charges to operations for milestone payments of approximately $750,000 in the second half of 1999. The exact number of shares issuable will be based on a formula tied to the market price of the common stock when the milestone is achieved. Based on the July 19, 1999 closing price of Cellegy's common stock, approximately 100,000 shares would be issued for anticipated milestones achieved in the second half of 1999.

     In September 1998, Cellegy began initial shipments and product sales of its C79 intensive moisturizing formulation to Gryphon Development Inc., the product development arm of Bath & Body Works. C79 is a key ingredient in a line of healing hand creams launched at most Bath & Body Works stores in the United States. Total sales from inception through June 1999 exceed $1.1 million.

     In March  1999,  Cellegy  and Glaxo  Wellcome ( "Glaxo" )  announced  their intention to terminate the license agreement with the return to Cellegy of Glylorin(TM) product rights. Subject to final termination agreement terms, Cellegy expects to receive remaining development funding due from Glaxo through the date of termination. Cellegy intends to repay Glaxo approximately $250,000 in funds previously advanced by Glaxo. Cellegy does not currently intend to develop Glylorin on its own, but will seek an appropriate partner for certain geographic territories to develop the product in exchange for certain upfront payments, milestones, and royalties on future sales.

Results of Operations

     Revenues. The Company had revenues of $754,000 and $251,000 for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999, revenues consisted of $712,000 in product sales to Gryphon Development, the development subsidiary of specialty retailer Bath & Body Works, and $42,000 for development funding associated with the Glaxo license agreement. During the first six months of 1998, revenues consisted of $165,000 in development funding from Glaxo, and $86,000 related to an Orphan Drug grant from the Food and Drug Administration ("FDA") to cover certain of the Company's clinical trial costs for Glylorin. The Company expects to receive minimal additional development funding from Glaxo, pending termination of the license agreement.

     For the three months ended June 30, 1999, the Company recorded revenues of $394,000 consisting exclusively of product sales to Gryphon Development. For the same period in 1998, revenues were $136,000 consisting of $103,000 in development funding associated with the Glaxo and $33,000 from the FDA Orphan Drug grant.

     Cellegy has not yet received additional orders for the remainder of 1999 from Gryphon Development for its C79 intensive moisturizer. Cellegy expects certain orders will be forthcoming for the year end holiday selling season. However, there is no assurance that further orders for this product will be forthcoming.

     Research and Development Expenses. Research and development expenses were $4,290,000 for the six months ended June 30, 1999, compared with $2,934,000 for the same period last year. During the first three months of 1999 and 1998, research and development spending was $1,966,000 and $1,752,000, respectively. The increases were primarily due to costs associated with the Company's ongoing Phase III clinical trial studying Anogesic for the treatment of anal fissures. In addition, research and clinical staffing, as well as lease expenses associated with the Company's new office and laboratory facility increased from comparable periods last year. Cellegy's research expenses are expected to continue to increase during 1999 associated primarily with its Anogesic(R) clinical studies and regulatory filings and its transdermal testosterone gel clinical study.

     General and Administrative Expenses. General and administrative expenses were $1,413,000 for the six months ended June 30, 1999, compared with $1,353,000 for the same period last year. The Company incurred general and administrative expenses of $686,000 and $834,000 for the three months ended June 30, 1999 and 1998, respectively. The increase during the first six months was primarily due to higher lease expenses associated with its new facility. Expenses for the three month period ended June 30, 1998 were higher than during the comparable quarter of 1999 due to one-time staffing and relocation expenses that occurred last year. The Company's general and administrative expenses are expected to increase in the future resulting from its European corporate development program and in support of its research and product commercialization efforts.

     Interest Income and Expense. The Company earned $351,000 and $578,000 in interest income for the six months ended June 30, 1999 and 1998, respectively. For the three months ended June 30, 1999 and 1998, the Company earned $151,000 and $255,000, respectively. The reductions in interest income earned during the six and three month periods of 1999 were due to lower average investment balances. Interest expense for the six and three month periods ended June 30, 1999 were $158,000 and $75,000, respectively. This was associated with a bank loan for new facility tenant improvements. There was no interest expense for the six and three month periods ended June 30, 1998. The Company expects interest expense to increase in the next quarter associated with increased loan balances.

     Net Loss. The net loss applicable to common shareholders was $4,950,000 or $0.49 per share for the six months ended June 30, 1999 based on 10,175,000 weighted average shares outstanding, compared with a net loss of $3,463,000 or $0.34 per share for the same period in the prior year, when 10,154,000 weighted average shares were outstanding. For the three months ended June 30, 1999, the net loss applicable to common shareholders was $2,280,000 or $0.22 per share based on 10,176,000 average shares outstanding compared with a net loss applicable to common shareholders of $2,195,000 or $0.22 per share during the same period in 1998 when 10,165,000 weighted average shares were outstanding.

 Liquidity and Capital Resources

     From inception through June 30, 1999, the Company had incurred an accumulated deficit of $35.1 million and had consumed cash from operations of $28.0 million. The Company's public financing included $6.4 million in net proceeds from its initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of Common Stock in July 1997, and $13.8 million in net proceeds for a secondary public offering in November 1997. The Company's cash and investments were $10.7 million at June 30, 1999, compared with $15.2 million at December 31, 1998. The decrease in cash and investments was principally due to net cash used in operating activities.

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

     In the course of its development activities since inception, the Company has incurred significant losses and expects to incur substantial additional development costs. As a result, the Company will require additional funds to finance operations and is currently seeking private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for the Company to finance its operations on acceptable terms, if at all. Insufficient funding may require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs. The Company believes that available cash resources and the interest thereon will be adequate to satisfy its capital needs through at least December 31, 1999.

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

     All three phases of the Company's compliance program are now completed. Cellegy does not expect the cost of the Year 2000 compliance program to be material. The total cost is now estimated at less than $35,000.

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


Factors That May Affect Future Operating Results

     This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including, but not limited to, statements concerning the completion of clinical trials, particularly the Company's ongoing Phase III trial using Anogesic, the timing of planned regulatory filings, the scope of the Company's patent coverage, anticipated expenditures and the need for additional funds. The factors discussed in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating the Company's business and prospects.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of the Company's investments are classified as available-for-sale. Over 50% of the Company's securities will mature by the end of 1999. The Company believes that potential near-term losses in future earnings, fair values or cash flows related to their investment portfolio would not be significant. Cellegy has an outstanding long-term note payable with an interest rate that currently varies with the lender's prime rate.

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

                                       CELLEGY PHARMACEUTICALS, INC.


Date:  July 29, 1999            /s/    K. Michael Forrest
                                --------------------------------------------
                                       K. Michael Forrest
                                       President and Chief Executive Officer


Date:  July 29, 1999            /s/    A. Richard Juelis
                                --------------------------------------------
                                       A. Richard Juelis
                                       Vice President, Finance and
                                       Chief Financial Officer