Form 10-Q
period 1999-09-30
CELLEGY PHARMACEUTICALS INC
filed 1999-11-02
CIK 887247

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock at October 22, 1999 was 11,952,426.

                                              CELLEGY PHARMACEUTICALS, INC.

                                                   INDEX TO FORM 10-Q


                                                                                                                  Page
                                                                                                                  ----
PART   I            FINANCIAL INFORMATION

Item 1.             Financial Statements ( Unaudited )

                    Condensed Balance Sheets as of September 30, 1999 and December 31, 1998 .....................    3


                    Condensed Statements of Operations for three and nine months ended  September 30, 1999 and 1998, and the period from June
                    26, 1989 (inception) through September 30, 1999 .............................................    4

                    Condensed Statements of Cash Flows for the nine months ended
                    September  30,  1999 and 1998,  and the period from June 26,
                    1989 (inception) through September 30, 1999 .................................................    5

                    Notes to Condensed Financial Statements .....................................................    6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations .......    7

Item 3.             Quantitative and Qualitative Disclosure of Market Risk ......................................   10

PART   II           OTHER INFORMATION

Item 1.             Legal Proceedings ...........................................................................   11

Item 2.             Changes in Securities and Use of Proceeds ...................................................   11

Item 3.             Defaults Upon Senior Securities .............................................................   11

Item 4.             Submission of Matters to a Vote of Security Holders .........................................   11

Item 5.             Other Information ...........................................................................   11

Item 6.             Exhibits and Reports on Form 8-K ............................................................   11

Signature(s) ....................................................................................................   12

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                      Condensed Balance Sheets

                                                       (Amounts in thousands)


                                                                                         September 30, 1999        December 31, 1998
                                                                                         ------------------        -----------------
                                                                                             (Unaudited)                (Note 1)
Assets
Current assets:
     Cash and cash equivalents ..........................................................     $  1,536                  $  1,611
     Short-term investments .............................................................        7,453                     7,282
     Prepaid expenses and other current assets ..........................................        1,042                     1,433
                                                                                              --------                  --------
Total current assets ....................................................................       10,031                    10,326
Long-term investments ...................................................................        9,567                     6,327
Property and equipment, net .............................................................        3,257                     2,831
                                                                                              --------                  --------
Total assets ............................................................................     $ 22,855                  $ 19,484
                                                                                              ========                  ========


Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ...........................................     $    454                  $  1,552
     Deferred revenue ...................................................................         --                         250
     Accrued research fees ..............................................................           11                        94
     Accrued compensation and related expenses ..........................................          112                        69
     Current portion of note payable                                                             1,125                       403
                                                                                              --------                  --------
Total current liabilities ...............................................................        1,702                     2,368
Long-term portion of note payable .......................................................        3,143                     2,818
Other long-term liabilities .............................................................          111                        80

Shareholders' equity:
     Common stock, no par value; 20,000,000 shares authorized: 11,925,138 shares issued and outstanding at September 30, 1999 and 10,173,294 shares issued
         and outstanding at December 31, 1998 ...........................................       54,925                    44,363
     Accumulated other comprehensive income .............................................           27                        47
     Deficit accumulated during the development stage ...................................      (37,053)                  (30,192)
                                                                                              --------                  --------
     Total shareholders' equity .........................................................       17,899                    14,218
                                                                                              --------                  --------
Total liabilities and shareholders' equity ..............................................     $ 22,855                  $ 19,484
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

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Operations

                                                             (Unaudited)
                                          (Amounts in thousands, except per share amounts)


                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                         (inception)
                                                                 Three Months Ended             Nine Months Ended         through
                                                                    September 30,                 September 30,        September 30,
                                                                 1999           1998           1999           1998          1999
                                                               --------       --------       --------       --------       --------
Revenues:
     Licensing, milestone, and development
         funding ........................................      $     25       $     66       $     67       $    231       $  2,646
     Government grants ..................................          --               16           --              102            400
     Product sales ......................................          --              343            712            343          1,170
                                                               --------       --------       --------       --------       --------
Total revenues ..........................................            25            425            779            676          4,216
Operating expenses:
     Cost of product sales ..............................          --               91            194             91            307
     Research and development ...........................         1,604          1,886          5,894          4,819         25,471
     General and administrative .........................           570            690          1,983          2,044         12,259
     Acquired in process technology .....................          --             --             --             --            3,843
                                                               --------       --------       --------       --------       --------
Total operating expenses ................................         2,174          2,667          8,071          6,954         41,880
                                                               --------       --------       --------       --------       --------
Operating loss ..........................................        (2,149)        (2,242)        (7,292)        (6,278)       (37,664)
     Interest income and expenses, net ..................           238            255            431            828          2,059
                                                               --------       --------       --------       --------       --------
Net loss ................................................        (1,911)        (1,987)        (6,861)        (5,450)       (35,605)
Non-cash preferred dividends ............................          --             --             --             --            1,448
                                                               --------       --------       --------       --------       --------
Net loss applicable to common shareholders ..............      $ (1,911)      $ (1,987)      $ (6,861)      $ (5,450)      $(37,053)
                                                               ========       ========       ========       ========       ========
Basic and diluted net loss per common share .............      $  (0.17)      $  (0.20)      $  (0.65)      $  (0.54)
                                                               ========       ========       ========       ========
Basic and diluted weighted average common
     shares outstanding .................................        11,328         10,165         10,560         10,158
                                                               ========       ========       ========       ========

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.



                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                 Condensed Statements of Cash Flows

                                                             (Unaudited)
                                                       (Amounts in thousands)



                                                                                                                       Period from
                                                                                                                      June 26, 1989
                                                                                           Nine Months Ended           (inception)
                                                                                              September 30,              through
                                                                                       -------------------------       September 30,
                                                                                         1999               1998           1999
                                                                                       --------          --------        --------
Operating activities
Net cash used in operating activities ........................................         $ (7,545)         $ (5,729)       $(30,460)
                                                                                       --------          --------        --------

Investing activities
Purchase of property and equipment ...........................................             (739)             (247)         (3,744)
Purchases of investments .....................................................          (18,135)           (3,000)        (58,713)
Sales and maturities of investments ..........................................           14,704             7,354          41,720
                                                                                       --------          --------        --------
Net cash provided by (used in) investing activities ..........................           (4,170)            4,107         (20,737)



Financing activities
Proceeds from notes payable ..................................................         $  1,280          $    421        $  8,048
Repayment of notes payable ...................................................             (233)             --            (2,344)
Other long-term liabilities ..................................................               31              --               111
Net proceeds from issuance of common stock ...................................           10,562               161          35,240
Issuance of convertible preferred stock, net of issuance costs ...............             --                --            11,758
Deferred financing costs .....................................................                               --               (80)
                                                                                       --------          --------        --------
Net cash provided by financing activities ....................................           11,640               582          52,733
                                                                                       --------          --------        --------
Net increase (decrease) in cash and cash equivalents .........................              (75)           (1,040)          1,536
Cash and cash equivalents, beginning of period ...............................         $  1,611          $  1,822        $   --
                                                                                       --------          --------        --------
Cash and cash equivalents, end of period .....................................         $  1,536          $    782        $  1,536
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

         The accompanying interim condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of operating results for the nine and three months ended September 30, 1999 and may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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


         Accumulated other comprehensive income (loss) presented on the accompanying balance sheet consists of the accumulated net unrealized gain
(loss) on available-for-sale investments. Total comprehensive loss for nine months ended September 30, 1999 was $6,881,000 compared with $5,360,000 for the same nine months ending September 30, 1998. Total comprehensive loss for three months ended September 30, 1999 and September 30, 1998 wase $1,935,000 and $1,973,000, respectively.

Note 4.   -   Segment Reporting

         Cellegy has two business segments: pharmaceuticals and cosmeceuticals. Pharmaceuticals include primarily research and development expenses for potential prescription products to be marketed directly by the Company or through corporate partners.

         The cosmeceutical business segment primarily includes development expenses for non-prescription skin care products. Using related technologies, Cellegy is currently incurring development expenses and receiving all of its product sales from one customer, Gryphon Development, Inc., which is selling product through Bath & Body Works specialty retail stores exclusively in the United States.

         The  following  table  contains   information   (amount  in  thousands)
regarding revenues and loss from operating each business segment for the three and nine months ended September 30, 1999 and 1998.

                                     Three months ended       Nine months ended
                                        September 30,           September 30,
                                    -------------------     --------------------
                                     1999        1998         1999       1998
                                    -------     -------     -------     -------
Revenues:
         Pharmaceuticals            $    25     $    82     $    67     $   333
         Cosmeceuticals                --           343         712         343
                                    -------     -------     -------     -------
                                    $    25     $   425     $   779     $   676
                                    =======     =======     =======     =======
Loss from Operations:
         Pharmaceuticals            $(2,035)    $(1,891)    $(7,351)    $(5,598)
         Cosmeceuticals                (114)       (351)         59        (680)
                                    -------     -------     -------     -------
                                    $(2,149)    $(2,242)    $(7,292)    $(6,278)
                                    =======     =======     =======     =======



Note 5.  -   Issuance of Common Stock in Connection with the Private Placement

         In July 1999, Cellegy completed a self-managed private placement of approximately 1.6 million shares of its Common Stock, resulting in $10.0 million in net proceeds to the Company. K. Michael Forrest, President and Chief Executive Officer of Cellegy, participated in the financing with the purchase of 80,000 shares. Other participants included the Tisch Family Interests, Janus Global Life Sciences Fund, and funds managed by GMT Capital Corp.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Further, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Actual events or results may differ materially from those discussed in this Quarterly Report.

     Cellegy Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the development of prescription drugs and cosmeceuticals to address a variety of diseases and conditions utilizing its patented transdermal and topical delivery technologies. Cellegy was incorporated in California in 1989. We are developing several prescription drugs, including Anogesic(R), a nitroglycerin-based product for the treatment of anal fissures and hemorrhoids, and a transdermal testosterone gel for the treatment of male hypogonadism, a condition that frequently results in lethargy and reduced libido in men above the age of 40. In addition to its prescription drugs, we are developing a line of anti-wrinkling cosmeceutical products which we believe will address the skin care needs of an affluent and aging population.

General

     In December 1997, the Cellegy completed an asset purchase agreement with Neptune Pharmaceutical Corporation ("Neptune") to acquire all patent and other intellectual property rights relating to Anogesic. Certain future milestone payments for Anogesic are payable to Neptune in Cellegy Common Stock. For fiscal year 1999, we expect non-cash charges to operations for a milestone payment of approximately $375,000. The exact number of shares issuable will be based on a formula tied to the market price of the Common Stock when the milestone is achieved. Based on the October 22, 1999 closing price of our Common Stock, approximately 50,000 shares would be issued for an anticipated milestone achieved in the fourth quarter of 1999.

     In September 1999, a $100,000 Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) was awarded to fund future Cellegy research in order to advance the pharmacological understanding of anal disorders.

     In October 1999, Cellegy and Glaxo Welcome ("Glaxo") terminated a license agreement with return to us of Glylorin(TM) product rights. Earlier this year, we had announced the company's intention to terminate the license. Cellegy will receive remaining development funding due from Glaxo through the date of the termination and will repay approximately $200,000 in funds previously advanced by Glaxo. We do not currently intend to develop Glylorin on our own, but will seek an appropriate partner for certain geographic territories to develop the product in exchange for possible contract payments and royalties on future sales.

Results of Operations

     Revenues. Cellegy had revenues of $779,000 and $676,000 for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999, revenues consisted of $712,000 in product sales to Gryphon Development, the development subsidiary of specialty retailer Bath & Body Works, and $25,000 for development funding associated with the Glaxo license agreement. During the first nine months of 1998, revenues consisted of $231,000 in development funding from Glaxo, $102,000 related to an Orphan Drug grant from the Food and Drug Administration ("FDA") to cover certain of Cellegy's clinical trial costs for Glylorin, and $343,000 in product sales to Gryphon Development.

     For the three months ended September 30, 1999, the Cellegy recorded revenues of $25,000 from Glaxo. For the same period in 1998, revenues were $425,000 consisting of $66,000 in Glaxo development funding, $343,000 from sales to Gryphon and $16,000 from the FDA Orphan Drug grant.

     No revenues were recorded for product sales from Gryphon Development for the recently completed quarter. However, Cellegy has received about $320,000 in additional orders for the fourth quarter of 1999 from Gryphon Development for its C79 intensive moisturizer. There is no assurance that further orders for this product will be forthcoming during the remainder of 1999 or in 2000.

     Research and Development Expenses. Research and development expenses were $5,894,000 for the nine months ended September 30, 1999, compared with $4,819,000 for the same period last year. During the three months of the third quarter of 1999 and 1998, research and development spending was $1,604,000 and $1,886,000, respectively. The increase for the nine months period ended 1999 was primarily due to costs associated with Cellegy's Phase III clinical trial studying Anogesic for the treatment of anal fissures. In addition, expenses associated with Cellegy's new office and laboratory facility increased from comparable periods last year. The third quarter 1999 decrease was associated with the completion of the majority of clinical testing in our Anogesic Phase III trial which occurred during the quarter. Research expenses are expected to increase during the fourth quarter of 1999 due primarily to other Anogesic clinical studies and regulatory filings, as well as, planned transdermal testosterone gel clinical studies.

     General and Administrative Expenses. General and administrative expenses were $1,983,000 for the nine months ended September 30, 1999, compared with $2,044,000 for the same period last year. Cellegy incurred general and administrative expenses of $570,000 and $690,000 for the three months ended September 30, 1999 and 1998, respectively. The decreases were primarily due to one-time staffing and relocation expenses that occurred last year offset somewhat by higher lease expenses in 1999 associated with the new facility. General and administrative expenses are expected to increase in the future resulting from its corporate development programs and in support of its research and product commercialization efforts.

     Interest Income and Expenses, net. Cellegy recorded $431,000 and $828,000 in interest income and expenses, net for nine months ended September 30, 1999 and 1998, respectively. The decrease in interest income and interest expenses, net, for the comparable nine month period of 1999 resulted from lower interest income earned due to lower average investment balances and higher interest expenses associated with higher bank loan balances. For the three month period ended September 30, 1999 and 1998, we recorded $238,000 and $255,000 in interest income and expenses, net, respectively. The slight decrease in interest income and expenses for the comparable three month period ended September 30, 1999 and 1998 was due to higher interest income earned from higher investment balances resulting from the July 1999 financing offset by higher interest expenses.

     Net Loss. The net loss applicable to common shareholders was $6,861,000 or $0.65 per share for the nine months ended September 30, 1999, based on 10,560,000 weighted average shares outstanding, compared with a net loss of $5,450,000 or $0.54 per share for the same period in the prior year when 10,158,000 weighted average shares were outstanding. For the three months ended September 30, 1999, the net loss applicable to common shareholders was $1,911,000 or $0.17 per share based on 11,328,000 average shares outstanding compared with a net loss applicable to common shareholders of $1,987,000 or $0.20 per share during the same period in 1998 when 10,165,000 weighted average shares were outstanding.

 Liquidity and Capital Resources

     From inception through September 30, 1999, Cellegy had incurred an accumulated deficit of $37.1 million and had consumed cash from operations of $31.0 million. Our public financing included $6.4 million in net proceeds from its initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of Common Stock in July 1997, $13.8 million in net proceeds for a secondary public offering in November 1997 and $ 10.0 million in net proceeds from a private placement of Common Stock in July 1999. Cash and investments were $18.5 million at September 30, 1999, compared with $15.2 million at December 31, 1998. The increase in cash and investments was principally due to proceeds received from the private placement offset by cash used in operating activities.

     Cellegy's operations have and will continue to use substantial amounts of cash. We have no current source of significant ongoing revenues or capital beyond existing cash and investments and the current product sale agreement with Gryphon Development. In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. Our future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of its research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in our existing research relationships, our ability to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing.

     In the course of its development activities since inception, Cellegy has incurred significant losses and expects to incur substantial additional development costs. As a result, we will require additional funds to finance operations and may seek additional private or public equity investments and future collaborative arrangements with third parties. There is no assurance that such funding will be available for Cellegy to finance its operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs. We believe that available cash resources and the interest thereon will be adequate to satisfy its capital needs through at least December 31, 2000.

Year 2000 Issues

     To address the potential impact of year 2000, we established a Y2K cross-function project team in August 1998, chaired by the company's Vice President, Finance and Chief Financial Officer. The Y2K project team reports to the Information Systems ("IS") committee which consists of the Cellegy's Chief Executive Officer and all its other officers. The Y2K project team developed a phased approach to identify and resolve any Year 2000 issues.

     All three phases of our compliance program were completed in the second quarter of 1999. Cellegy expects the cost of the Year 2000 compliance program to be less than $35,000.

     Cellegy has developed a contingency plan in the event that a business interruption caused by Year 2000 problems should occur. The contingency plan also addresses vendor and third parties' Year 2000 issues that may arise. Nevertheless, Year 2000 compliance is a complex project and it depends on many factors, some of which are not completely within our control. Should either our internal systems or the internal systems of one or more significant vendor or supplier fail to achieve Year 2000 compliance, our business and its results of operations could be adversely affected.



Factors That May Affect Future Operating Results

     This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including, but not limited to, statements concerning the completion of clinical trials, particularly Cellegy's Phase III trial using Anogesic and our testosterone trials, the timing of planned regulatory filings, the scope of the Cellegy's patent coverage, anticipated expenditures and the need for additional funds. The factors discussed in our reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its prospectus on Form S-3 filed on August 30, 1999 in particular under the caption "Factors That May Affect Future Operating Results," in both filings should be carefully considered when evaluating Cellegy's business and prospects.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. We believe that potential near-term losses in future earnings, fair values or cash flows related to their investment portfolio would not be significant. Cellegy has an outstanding long-term note payable with an interest rate that currently varies with the lender's prime rate.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         None

Item 2.           Changes in Securities and Use of Proceeds

         On July 30, 1999, the Company sold a total of 1.6 million shares of Common Stock at a price of $6.25 per share in a private placement transaction to a small number of investors, including Four Partners, Bay Resource Partners, L.P., Bay Resource Partners Offshore Ltd., Janus Global Life Sciences Fund and
K. Michael Forrest, who is the President and Chief Executive Officer of the Company. Gross proceeds were approximately $10.1 million and net proceeds (deducting legal, accounting and miscellaneous expenses) were approximately $10.0 million. No warrants were issued and no underwriting discounts or agent commissions were incurred. The securities were issued in reliance on the private placement exemption of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and all investors represented that they were accredited investors as defined in Regulation D.

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

                          CELLEGY PHARMACEUTICALS, INC.


Date:  November 2, 1999
                                   ---------------------------------------------
                                   K. Michael Forrest
                                   President and Chief Executive Officer


Date: November 2, 1999
                                   ---------------------------------------------
                                   A. Richard Juelis
                                   Vice President, Finance and
                                   Chief Financial Officer