Form 10-K
period 1999-12-31
CELLEGY PHARMACEUTICALS INC
filed 2000-03-14
CIK 887247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark one)

    X       Annual  Report Pursuant  to  Section  1   or 15(d) of the Securities
--------     Exchange Act of 1934 for the Fiscal Year Ended December 31, 1999

OR

           Transition Report Pursuant to Section 13 or  15(d) of the  Securities
--------   Exchange Act of 1934

                         Commission File Number 0-21180

                          CELLEGY PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

             California                                   82-0429727
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  349 Oyster Point Boulevard, Suite 200,                   94080
    South San Francisco, California
 (Address of Principal Executive Offices)                (zip code)

       Registrant's telephone number, including area code: (650) 616-2200


           Securities registered pursuant to Section 12(b) of the Act:

                None                                   None
        (Title of each class)        (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                         Common Stock Purchase Warrants
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES      X                          NO
                    ---------                          ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Registrant's revenues for the year ended December 31, 1999 were $1,045,138.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000 was $94,665,000 (based on the closing price for the common stock on The Nasdaq Stock Market on such date). This calculation does not include a determination that persons are affiliates or non-affiliates for any other purpose.

The number of shares of common stock outstanding as of March 1, 2000 was 12,021,014.

                       Documents Incorporated By Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 31, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

                CELLEGY PHARMACEUTICALS, INC. 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                            TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                 Part I

Item 1.   BUSINESS .........................................................   1
Item 2.   PROPERTIES .......................................................  12
Item 3.   LEGAL PROCEEDINGS ................................................  12
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  12
Item 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT .............................  12

                                 Part II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS ......................................................  15
Item 6.   SELECTED FINANCIAL DATA ..........................................  16
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ........................................  17
Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  ......  24
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................  24
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE .....................................  24

                                Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............  25
Item 11.  EXECUTIVE COMPENSATION ...........................................  25
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...  25
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................  25

                                 Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K    25

                                     PART I

ITEM 1:  BUSINESS

Overview

     Cellegy Pharmaceuticals, Inc. ("Cellegy" or the "Company"), incorporated in California in 1989, is a specialty biopharmaceutical company engaged in the development of prescription drugs and high performance skin care products. Our current products are all designed for topical application addressing systemic (blood born) medical conditions and localized skin diseases and conditions.

     Cellegy's most advanced prescription product candidates include Anogesic(R), (nitroglycerin ointment) for the treatment of anal fissures and hemorrhoids, and a transdermal testosterone gel product, Tostrex(TM), for the treatment of male hypogonadism, a condition that frequently results in lethargy and reduced libido in men above the age of 40. Anogesic is undergoing a multi-center Phase III clinical trial and Tostrex will enter a Phase III trial in the near term. Cellegy's other prescription products include a testosterone gel, Tostrelle(TM), for the treatment of declining sexual energy in menopausal women and Glylorin(TM) (monolaurin), a topical treatment for ichthyosis vulgaris and other severe dry skin conditions.

     In addition to our prescription product candidates, we have developed a line of non-prescription cosmeceutical products which we believe will help reverse the signs of photodamaged and aging, wrinkled skin. Our cosmeceutical products are expected to be endorsed by professionals including dermatologists and cosmetic surgeons. We plan to commercialize our products through partners or a separate subsidiary company targeting selected channels of distribution, including e-commerce. In a program related to our cosmeceutical products, we have been selling our C79 Intensive Moisturizer formulation, since its introduction in 1998, for inclusion in a finished product marketed by a major specialty retailer. There is, of course, no certainty that C79 sales will continue or that Cellegy's other skin care and prescription products will be commercialized.

     Cellegy also conducts research on the anti-inflammatory properties of CELLEDIRM (Cellegy's dermal inflammatory response modulators), a group of compounds identified by our scientists and found in preclinical evaluations to reduce or eliminate inflammation and irritation caused by many substances that come into contact with the skin. We believe that our CELLEDIRM technology and substances can be used to develop improved prescription and non-prescription products for the treatment of a wide range of inflammatory disorders, and can improve the performance of skin care products. CELLEDIRM technology is also currently being developed as an adjunct to our PERMEATE technology, a patented topical drug delivery system which demonstrated in preclinical evaluations transdermal delivery of larger molecular weight or insoluble drugs through the skin and into the blood stream.

     This Annual Report includes forward-looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For further information regarding factors that may affect our future operating results, see "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results."

Marketing and Commercialization Strategy

     Cellegy intends to become a leader in the development and marketing of selected specialty pharmaceutical products. Key elements of our business and commercialization strategy include the following:

     Lower Risk Strategy for Selecting Product Candidates. We do not intend to focus near-term product development efforts on new chemical entities. Instead, we will apply our proprietary technologies and expertise in the development and commercialization of new or improved formulations containing Food and Drug Administration ("FDA") approved or monographed pharmaceutical compounds. Cellegy will attempt to achieve marketing exclusivity or patent protection for such products.

     Self - Marketing to Specialty Physician Markets in United States. Cellegy plans to market Anogesic, Tostrelle and related products to a targeted audience of key physician specialists, principally Gastroenterologists ("GI's") and Obstetrician-Gynecologists ("OB-GYN's"), through the establishment of our own sales force. We plan to seek larger pharmaceutical partners to assist in the promotion of these products to broader physician audiences. We plan to partner Tostrex and our dermatology and skin care products while retaining co-promotion rights in the United States to these and other products we develop.

     Outlicensing of Overseas Rights. We intend to outlicense the overseas rights for products we develop in exchange for upfront and milestone payments as well as royalties on sales.

     Acquisition of Complementary Products. Although we are focusing primarily on the development of our own products and technologies, we may strategically acquire products, technologies or companies with products and distribution capabilities consistent with our commercial objectives.

Marketed Skin Care Products

     Cellegy has completed development of certain consumer skin care and cosmeceutical products, including skin barrier repairing/fortifying moisturizers, skin protectants and anti-aging lotions and creams. We are continuing to develop formulations in other related skin care consumer product categories. These products utilize certain of our proprietary technologies and formulations.

     We are currently marketing our C79 Intensive Moisturizer formulation to a major specialty retailer, which incorporates C79 into their hand cream products. Our revenues from sales of these products totaled $898,000 in 1999, and about $1.4 million since product introduction late in 1998.

     Cellegy intends to expand the sale of skin care formulations to this and to other traditional specialty retailers which will market them under their own brand names. We plan to commercialize our products through partners or a separate subsidiary company targeting selected channels of distribution, including e-commerce.

Products Under Development

Prescription Products

Anogesic (nitroglycerin ointment)

     Cellegy's leading product candidate is Anogesic, a topical, nitroglycerin-based prescription product for the treatment of anal fissures and hemorrhoids. Prior to Cellegy's recently completed clinical trial, several previously published clinical trial results in over 400 patients showed that nitroglycerin healed anal fissures and demonstrated dramatic pain reduction in most patients. In a clinical study published in The Lancet, nitroglycerin promoted healing in over two-thirds of patients who would have required rectal surgery.

     We completed our own Phase III clinical trial using Anogesic for treatment of anal fissures and announced the results in November 1999. This trial did not demonstrate a statistically significant heal rate in comparison to placebo, but did show rapid and significant pain reduction. Based on this outcome, we have initiated a second Phase III trial to confirm the drug's ability to reduce fissure pain, the primary trial endpoint. In addition, as a secondary endpoint, we will also examine the product's ability to heal chronic anal fissures. If we are successful in achieving the primary endpoint, we plan to file a New Drug Application ("NDA") for the pain reduction indication in the United States and to pursue regulatory submissions for this indication in Europe and other major foreign markets.

     The second confirmatory Phase III clinical trial will include about 165 patients in several study centers in the United States and overseas. Patients will receive either of two strengths of Anogesic or placebo. The product will be administered on a daily basis over an eight-week treatment period. The patient's pain scores will be tabulated and the patient will be examined to determine whether the fissure has healed.

     Anal fissures are painful tears in the tissue of the anal mucosa and are common conditions affecting men and women of all age groups. Of the approximately 600,000 new cases of anal fissures each year in the United States, Europe and Japan, about half require painful and expensive surgery, a procedure that sometimes leaves patients incontinent. Hemorrhoids are dilated, swollen veins and tissue located either in the anal canal or at the margin of the anus. In the United States alone, there are approximately nine million people who suffer from hemorrhoids each year. Both conditions are characterized by an increase in intra anal pressure, which has been shown to be effectively reduced by the application of Anogesic.

     Current drug therapies include anesthetics and anti-inflammatory agents that only partially relieve the symptoms of these conditions. Even though current treatments are only partially effective, prescription product sales currently used to treat anal fissures and hemorrhoids have been estimated to be approximately $500 million annually in the United States, Europe and Japan. Surgical procedures and hospitalization stays related to these conditions represent a substantial additional cost to the healthcare systems.

     Anogesic is a proprietary formulation that includes nitroglycerin, a drug that has been used for many years in the treatment of angina pectoris and certain other heart diseases. Once administered to the anal canal, nitroglycerin causes relaxation of the sphincter muscle, relieving pain and promoting healing of the anal fissure or hemorrhoid. In addition to the above mentioned trial, Cellegy has two clinical trials underway for various complications of hemorrhoids. Anogesic is protected by two broad domestic patents, both of which have been issued, the most recent in December 1997. In addition, numerous patent applications have been filed in all major overseas markets.

Tostrex(TM)(testosterone gel for male hormone replacement therapy)

     Cellegy is currently developing a transdermal testosterone gel to address male hypogonadism, a condition which results from a decline in the body's production of the sex hormone, testosterone. Low levels of testosterone can result in lethargy, depression and a decline in libido. In severely deficient cases, loss of muscle mass and bone density can occur. Approximately 5 million men in the United States, primarily in the aging (over 40) male population group, have lower than normal levels of testosterone. Hypogonadism is the first indication for which we will seek regulatory approval in the United States, assuming successful trial results. Subsequently, we plan to demonstrate efficacy for "male andropause," a potentially greater market.

     There are a number of companies currently marketing testosterone in several different product forms in domestic and certain international markets. Cellegy believes that a major market opportunity exists for an improved product, as the side effects and patient inconveniences associated with the currently marketed products have limited their use to less than 5% of potential patients. Current product forms include orals, injectables and transdermal patches. The leading patch products are sold at prices which average about $800 per year per patient

     Cellegy's proprietary patchless testosterone gel product is expected to permit a once-a-day application of a metered dose to a small area of the skin without causing the irritation associated with current patch products. The gel is transparent, rapid drying and non-staining. Based on Phase II dose ranging clinical studies to date, we believe our proprietary transdermal gel formulation is capable of delivering therapeutic levels of testosterone with reduced side effects and in a more convenient dosage form compared with other currently marketed products. These human studies demonstrated Tostrex's ability to deliver testosterone into the bloodstream at levels that were consistently higher than a leading patch product.

     Based on the outcome of these studies, we will begin, in the near term, a pivotal Phase III clinical trial enrolling about 65 patients in the United States. Cellegy believes that due to well-documented toxicology and efficacy data regarding the use of testosterone, regulatory approval of our transdermal testosterone gel may be achieved more quickly than would normally be the case with other new chemical entities.

Tostrelle(TM)(testosterone gel for female hormone replacement therapy)

     Normal blood concentrations of testosterone in women range from 10 to 20 times less than that of men. Nevertheless, in both sexes, testosterone plays a key role in building muscle tissue or bone, and in the maintenance of sexual drive. In women, the ovaries and adrenal glands continue to synthesize testosterone after menopause, although the rate of production may diminish by as much as 50%.

     Based on the results of pharmacokinetic studies in men receiving Tostrex, Cellegy's scientists have been able to estimate the proper dosage of testosterone that would be required to achieve normal premenopausal hormone levels in postmenopausal women. The result is Cellegy's Tostrelle, a product designed to restore normal testosterone levels in hormone deficient women. A Phase I/II dose ranging clinical study for this indication commenced in January 2000.

     Approximately 15 million women in the United States suffer from symptoms of testosterone deficiency. At the present time there are no approved products for the treatment of this condition, and besides Tostrelle, we are not aware of any other testosterone gel product in domestic clinical trials for the restoration of sexual energy to menopausal women.

Estrogen-Testosterone Gel (female hormone replacement therapy)

     Cellegy's third planned product in the area of hormone replacement therapy is a combination estrogen-testosterone gel which utilizes our proprietary drug delivery technologies to restore the natural levels of both hormones in elderly or menopausal women. We believe that this product may offer significant advantages over the patches in terms of reduced side effects and patient convenience. The combination formulation is in the research stage with clinical trials planned following development of the mono-therapy testosterone products.

Glylorin (glyceryl monolaurate)

     Glylorin is a dermatology product developed for skin conditions which range from mild to severe ichthyosis vulgaris and other severe dry skin conditions. In November 1996, Cellegy licensed Glylorin to Glaxo. In October 1999, after Glaxo completed significant clinical development, Cellegy and Glaxo terminated the license agreement, with the return of Glylorin product rights to us.

     During the license period, Glaxo completed a Phase II clinical trial for the treatment of Ichthyosis Vulgaris, a severe dry skin which afflicts approximately one million people in the United States and a similar number in Europe. The disease is characterized by severe dry skin and scaling over large areas of the body. The only currently approved prescription product for the treatment of Ichthyosis Vulgaris is Lac-Hydrin, which has certain side effects, including irritation and stinging on thinner skin areas such as the face. In addition, the product is not indicated for pediatric use. Results of the Cellegy/Glaxo Phase II study showed that Glylorin was able to completely clear 56% of the lesions treated, whereas only 33% of the lesions treated with the placebo were cleared. Based on these results, Cellegy and Glaxo prepared a Phase III clinical trial protocol which was reviewed with the FDA. Cellegy is currently seeking another partner to complete clinical development and regulatory approval of Glylorin in return for milestones and royalties payments.

Cosmeceutical Products

     Cosmeceuticals (a hybrid of the words cosmetics and pharmaceuticals) are products that contain active ingredients which, when applied to the skin, will enhance appearance. Cosmeceuticals that satisfy the legal definition of a cosmetic under the Food Drug & Cosmetic Act, and are not considered drugs under that statute, are not subject to the same FDA regulations as drug products. Cosmeceuticals may be marketed to consumers without prior approval by the FDA and without requiring a prescription from a physician.

     Cellegy's core cosmeceutical program includes anti-wrinkling products* which, based on human studies to date, appear to mitigate the visible effects of photoaging and skin wrinkling. We believe our anti-wrinkling products have a different mechanism of action, producing greater improvement to the skin's appearance and causing less irritation than current market leading products.

     Signs of aging and photoaging usually become visible when people reach their early thirties, with fine lines and roughness, loss of suppleness and elasticity of the skin becoming apparent. In subsequent decades, there may be further deterioration marked by coarse wrinkles, spotty irregular pigmentation, leathery texture or thinning of the skin. Many of these skin changes associated with aging are due to ultraviolet light exposure, referred to as "photoaging." At the retail level, the non-prescription market for products which are used to mitigate the effects of aging and photodamage upon the skin is estimated to be in excess of $1 billion in annual sales in the United States and growing rapidly. The current high performance cosmeceutical anti-wrinkling market in the United States consists of a few broad categories of products, generally utilizing the following active ingredients: alpha and beta hydroxy acids, retinols and anti-oxidants.

     Many of these currently marketed department and specialty retail store cosmeceutical products contain low concentrations of one or more of the above mentioned active ingredients. Low concentrations of the active ingredients are frequently employed in order to avoid side effects which can include stinging, redness and skin irritation. However, the low concentrations of the active ingredient generally limit the efficacy of the products. Most of the cosmeceutical lines marketed to physicians contain higher concentrations of actives, but are known to cause significant irritation.

     Cellegy's high performance anti-wrinkling products incorporate CELLEDIRM and a multi-action ingredient exhibiting many of the attributes of the active cosmeceutical ingredients listed above. Certain human studies were successfully completed and others have been designed to provide stronger data regarding the effectiveness of Cellegy's cosmeceuticals. If business development discussions with potential partners are successful, the product line may be available for launch in 2000.

* References in this Report to "anti-wrinkling," "anti-wrinkling products" or the "anti-wrinkling market" are intended to refer to a product category that Cellegy believes is generally understood in the marketplace or to products in that category, and are not intended to describe any claims that our cosmeceutical products act in any way other than as cosmetics as defined under applicable laws. The term "cosmeceuticals" refers to products that, if they satisfy the definition of a cosmetic under applicable federal laws and if they are not also drugs under those laws, are not subject to the same requirements as drug products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" and "Government Regulation."

Technology

Background in Skin Biology

     Many of Cellegy's technologies and products were developed using our research in skin biology and knowledge of the physical functions of the skin, particularly the epidermis. The epidermis is comprised mainly of cells known as keratinocytes that are continually regenerated and move toward the skin surface where they flatten, lose their nucleus, and become the outermost layer of the epidermis, the stratum corneum. The stratum corneum acts as a protective barrier against physical injuries and disease, and regulates the loss of moisture from the body. It consists of an array of flattened cells suspended in highly organized lipid structures, similar conceptually to a brick and mortar arrangement. Most importantly, these lipids regulate the permeability properties of the skin and, therefore, the movement of topically applied drugs into the body.

     Cellegy's focus on the biological functioning of the skin has permitted development of two novel technologies:

         o    CELLEDIRM:   which  appears  to  be  capable  of  mitigating   the
              irritation and inflammation caused when drugs, solvents and other substances come into contact with the skin, and

         o PERMEATE: capable of enhancing the delivery of drugs applied to the skin for systemic delivery or for the treatment of local skin conditions.

CELLEDIRM Technology

     CELLEDIRM (Cellegy's Dermal Inflammatory Response Modulators) is a group of compounds identified by Cellegy's scientists that have demonstrated in pre-clinical test a reduction of the inflammation associated with the topical application of drugs, solvents or other physiologically active substances. These compounds consist of specially processed or purified excipients that have been shown in preclinical studies to significantly reduce skin inflammation following challenge with a number of irritating or allergenic substances.

     Cellegy has conducted a number of research studies investigating the utility of CELLEDIRM in mitigating the symptoms of skin inflammation. These compounds have been shown to reduce inflammation by up to 40% in animal models challenged with either a potent irritant or an allergen. These effects are comparable to those achieved with topical corticosteroids.

         We expect our proprietary CELLEDIRM technology to complement our PERMEATE drug delivery system and to provide a unique platform for the development of novel topical products which could benefit from the anti-inflammatory or anti-allergic activities of CELLEDIRM. Since the active ingredients within CELLEDIRM are either GRAS (generally regarded as safe) or used as excipients in various pharmaceutical or cosmetic products, we believe the use of these compounds will not lengthen United States FDA review time of therapeutic drug products formulated with CELLEDIRM. Accordingly, we plan to utilize these compounds in the development of our testosterone products and certain other prescription and cosmeceutical products.

PERMEATE Technology

     PERMEATE is a patented technology which employs bioactive permeation enhancers to permit the passage of larger molecule drugs into or through the skin. This technology consists of a variety of methods to manipulate the three primary lipids which characterize the properties of the stratum corneum: cholesterol, ceramides and free fatty acids. Normal barrier function requires a specific critical ratio of these three lipids. We have shown that our newly identified enhancers can alter these lipid ratios to increase the permeability of the skin by inhibiting specific enzymes responsible for the synthesis of these lipids, or by inducing defects in the rigid lipid structures of the stratum corneum.

     Cellegy's PERMEATE system has the potential of being able to open the stratum corneum barrier wider than previously believed possible, and to keep it open longer than conventional solvent approaches. In preclinical studies, PERMEATE facilitated the permeation of larger or more insoluble drugs into the skin or into the bloodstream. Our studies to date have also shown that these enhancers can exert their effect when formulated as topical creams or gels or in conventional transdermal patches.

     Cellegy's research and development expenses were $7,965,000 in 1999, $6,668,000 in 1998, and $3,786,000 in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Patents and Trade Secrets

     Our success depends, in part, on our ability to obtain patent protection for our products and methods, both in the United States and in other countries. The patent position of companies engaged in businesses such as our business generally is uncertain and involves complex legal and factual questions. There is a substantial backlog of patent applications at the U.S. Patent and Trademark Office ("USPTO"). Patents in the United States are issued to the party that is first to invent the claimed invention. Since patent applications in the United States are maintained in secrecy until patents issue, we cannot be certain that it was the first inventor of the invention covered by our pending patent applications or patents or that it was the first to file patent applications for such inventions. Further, issued patents can later be held invalid by the patent office issuing the patent or by a court. There can be no assurance that any patent applications relating to our products or methods will issue as patents, or, if issued, that the patents will not be challenged, invalidated, or circumvented or that the rights granted thereunder will provide a competitive advantage to us.

     In addition, many other entities are engaged in research and product development efforts in fields that may overlap with our currently anticipated and future products. A substantial number of patents have been issued to such companies, and such companies may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of Cellegy. Such entities may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us. These rights may prevent us from commercializing technology, or may require us to obtain a license from the entity to practice the technology. There can be no assurance that we will be able to obtain any such licenses that may be required on commercially reasonable terms, if at all, or that the patents underlying any such licenses will be valid or enforceable.

     Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to United States patents as extensively as those rights are protected in the United States. The issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, so the extent of any patent protection is uncertain and may vary in different countries. As with other companies in the pharmaceutical industry, we are subject to the risk that persons located in such countries will engage in development, marketing or sales activities of products that would infringe our patent rights if such activities were in the United States.

     Several of Cellegy's products are based on existing compounds with a history of use in humans but which are being developed by us for new therapeutic use in skin diseases unrelated to the systemic diseases for which the compounds were previously approved. We cannot obtain composition patent claims on the compound itself, and will instead need to rely on patent claims, if any, directed to use of the compound to treat certain conditions or to specific formulations. Cellegy will not be able to prevent a competitor from using that formulation or compound for a different purpose. No assurance can be given that any additional patents will be issued to us, that the protection of any patents that may be issued in the future will be significant, or that current or future patents will be held valid if subsequently challenged.

     Certain agreements with the University of California pursuant to which Cellegy has exclusive license rights to certain drug delivery and other technologies contain certain development and performance milestones which we must satisfy in order to retain such rights. While we currently believe it will be able to satisfy the revised milestone dates, a loss of rights to these technologies may have an adverse effect.

     Cellegy has 17 issued United States patents, more than 35 issued foreign patents, and over 55 pending patent applications. The majority of these patents are for the use of certain compounds to treat common or severe inflammatory dermatologic diseases including dermatitis, psoriasis, rosacea and acne, as well as disorders such as various ichthyoses, signs and symptoms of skin aging and premalignant actinic keratoses. Three issued United States patents and more than 20 issued foreign patents relate to our Glylorin product for the treatment of ichthyosis and certain other skin diseases and conditions. Two issued United States patents and more than 10 pending patent applications relate to Cellegy's Anogesic product for the treatment of anal fissures. Five issued United States patents and more than 10 pending patent applications relate to Cellegy's
PERMEATE drug delivery technology. Additional patent applications are being prepared for filing that will cover methods or products currently under development. Corresponding patent applications for most of Cellegy's issued United States patents have been filed in countries of importance to us located in major world markets, including certain countries in Europe, Australia, South Korea, Japan, Mexico and Canada.

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

     Our policy is to protect our technology by, among other things, filing patent applications for technology that it considers important to the development of our business. We intend to file additional patent applications, when appropriate, relating to our technology, improvements to our technology and to specific products that it develops. It is impossible to anticipate the breadth or degree of protection that any such patents will afford, or whether we can meaningfully protect our rights to our unpatented trade secrets. Cellegy also relies upon unpatented trade secrets and know-how, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our rights to our unpatented trade secrets. It is our policy to require our employees to execute an invention assignment and confidentiality agreement upon employment. Our consultants are required to execute a confidentiality agreement upon the commencement of their consultancy to us. Each agreement provides that all confidential information developed or made known to the employee or consultant during the course of employment or consultancy will be kept confidential and not disclosed to third parties except in specific circumstances. The invention assignment generally provides that all inventions conceived by the employee shall be the exclusive property of Cellegy. In addition, it is our policy to require the collaborators and potential collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets.

Product Acquisitions

     In December 1997, Cellegy acquired patent and related intellectual property rights relating to Anogesic (the "Agreement"), a topical product candidate for the treatment of anal fissures and hemorrhoids, from Neptune

Pharmaceutical Corporation ("Neptune"). Pursuant to a letter of intent and a subsequent Agreement between the parties, we issued 462,809 shares of common stock to Neptune in 1997. The Agreement calls for a series of additional payments, payable in shares of common stock, upon successful completion of various milestones tied to clinical trial results and commercialization of the product in domestic and foreign markets. If achieved, milestones would occur over the next several years. No milestone payments have been made since 1997. Future potential milestones, payable in Cellegy common stock, could result in the issuance of an additional 1,338,000 shares of Cellegy common stock. The Agreement does not provide for the payment by Cellegy of any future product royalties in connection with sales of Anogesic.

Principal License Agreements

     Glaxo. In November 1996, Cellegy entered into an agreement with Glaxo for licensing rights to Glylorin, Cellegy's lipid compound for the treatment of ichthyosis. Under the terms of the agreement, Cellegy provided Glaxo with an exclusive license of patent rights and know-how covering Glylorin in most of the world's major markets. In October 1999, Cellegy and Glaxo terminated the license agreement with the return to Cellegy of Glylorin product rights.

     University of California. In October 1993, Cellegy entered into a license agreement with the University of California (the "Licensor") providing for an exclusive, worldwide, royalty bearing license, subject to customary government rights, for patent rights relating to barrier repair formulations jointly held by the Licensor and Cellegy, in consideration of the issuance to the Licensor of certain shares of preferred stock (which subsequently converted into shares of common stock) and the payment by Cellegy of a licensing fee. In March 1994, we entered into a second exclusive, worldwide, royalty bearing license agreement with the Licensor for patent rights, jointly held by the Licensor and Cellegy, relating to drug delivery technologies, in consideration of the payment by Cellegy of a licensing fee, and an annual maintenance fee payable each year until Cellegy is commercially selling a licensed product. Both agreements require us to pay the Licensor royalties based on net sales of consumer and prescription products (with minimum annual royalty payment). Cellegy has the right to grant sublicenses to third parties under both agreements. In May and October 1997, the Licensor and Cellegy amended these agreements. The amendments, among other things, modified and extended certain development and commercialization milestones contained in the original agreements. The revised milestones are tied to the achievement of certain clinical, regulatory or product commercialization goals over the next several years. Although there can be no assurance that such goals will be achieved, we believe the development programs in place will result in the satisfaction of such milestones.

Government Regulation

     FDA Requirements for Human Drugs. The research, testing, manufacturing, labeling, distribution, and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Food, Drug and Cosmetic Act (the "FD&C Act") and the regulations promulgated thereunder, and other federal and state regulations govern, among other things, the research, development, testing, manufacture, distribution, storage, record keeping, labeling, advertising, promotion and marketing of pharmaceutical products. The process of developing and obtaining approval for a new pharmaceutical product within this regulatory framework requires a number of years and the expenditure of substantial resources. There can be no assurance that necessary approvals will be obtained on a timely basis, if at all. Moreover, additional government regulations may be established that could prevent or delay regulatory approval of our products. Delays in obtaining regulatory approvals could have a material adverse effect on us. If we fail to comply with applicable regulatory requirements for marketing drugs, or if our cosmeceutical products are deemed to be drugs by the FDA, the Company could be subject to administrative or judicially imposed sanctions such as warning letters, fines, products recalls or seizures, injunctions against production, distribution, sales, or marketing, delays in obtaining marketing authorizations or the refusal of the government to grant such approvals, suspensions and withdrawals of previously granted approvals, civil penalties and criminal prosecution of Cellegy, our officers or our employees.

     The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include: (i) preclinical laboratory tests, animal studies and formulation studies; (ii) the submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before clinical testing may commence; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its proposed indication; (iv) the submission of a New Drug Application ("NDA") to the FDA; and (v) FDA review and approval of the NDA prior to any commercial sale or shipment of the drug. Compounds must be produced according to the FDA's current Good Manufacturing Practice ("GMP") requirements, and preclinical tests must be conducted in compliance with the FDA's Good Laboratory Practice regulations. The results of preclinical testing are submitted to the FDA as part of an IND. The FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

     Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials to support NDAs are typically conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug generally is tested to assess metabolism, pharmacokinetics, pharmacological action and safety, including side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the drug for a specific indication, (ii) determine dosage tolerance and optimal dosage and
(iii) identify possible short-term adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. A clinical trial may combine the elements of more than one phase, and typically two or more Phase III studies are required. There can be no assurance that Phase I, Phase II or Phase III testing will be completed within any specific time period, if at all.

     New and Abbreviated New Drug Applications. After completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA (or, in the alternative, an Abbreviated New Drug Application ("ANDA"), as described below) is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than filing an NDA. The review process is often extended significantly by FDA requests for additional information or clarification. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. During the review process, the FDA generally will conduct an inspection of the relevant drug manufacturing facilities and clinical sites to ensure that the facilities are in compliance with applicable Good Manufacturing Practices ("GMP") requirements. If FDA evaluations of the NDA application, manufacturing facilities, and clinical sites are favorable, the FDA may issue either an approval letter or an approvable letter, which contains a number of conditions that must be met in order to secure approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain specific indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Even if FDA approval is obtained, a marketed drug product and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market.

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

     We plan to label, market, promote, advertise and distribute our cosmeceutical products with claims intended to be within the statutory definition of cosmetic. There can be no assurance, however, that the FDA will not determine that some or all of our cosmeceutical products are drugs, and are therefore subject to more stringent regulatory oversight, including premarket approval, based on their intended use or ingredients.

     The FDA has at times in the past contended, and may in the future contend, that one or more cosmeceutical products, including Cellegy's or competitors' anti-wrinkling or skin rejuvenating products that are currently marketed or may in the future be marketed, are not cosmetics but instead are subject to regulation as drugs. Even if the FDA were not ultimately to prevail with regard to such a contention, such a claim by the FDA could have a material adverse effect on our ability to market our proposed cosmeceutical products and could significantly delay or prohibit marketing of such products.

     OTC Monograph. Most over the counter ("OTC") drug products marketed in the United States are not subjected to the FD&C Act's pre-market approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of OTC drugs then on the market. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to pre-market approval. For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually will not take regulatory action against such a product unless failure to do so poses a potential health hazard to consumers. OTC drugs not covered by pending or final OTC monographs, however, are subject to pre-market review and approval by the FDA through the NDA/ANDA mechanism. Even if Cellegy seeks FDA approval of a product for OTC consumer sales, the FDA could instead require that the product be distributed by prescription only. Such a requirement could delay for several years, or indefinitely, distribution of our products directly to consumers.

     Manufacturing. Each domestic drug manufacturing facility must be registered with the FDA. Domestic drug and, to a lesser extent, cosmetic manufacturing establishments are subject to routine inspection by the FDA and other regulatory authorities and must comply with GMP requirements (albeit less extensive ones for cosmetics than for drugs), and any applicable state or local regulatory requirements. We intend to use contract manufacturers that operate in conformance with these requirements to produce our compounds and finished products in commercial quantities. There can be no assurance that manufacturing or quality control problems will not arise at the manufacturing plants of our contract manufacturers or that such manufacturers will be able to maintain the compliance with the FDA's GMP requirements necessary to continue manufacturing our products.

     Foreign Regulation of Drugs. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries before the commencement of marketing of the product in such countries. The approval procedures vary among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. We expect to rely principally on corporate partners, licensees and contract research organizations, along with our expertise, to obtain foreign governmental approval in foreign countries of drug formulations utilizing its compounds.

     Other Government Regulation. In addition to regulations enforced by the FDA, Cellegy is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other similar federal and state laws regarding, among other things, occupational safety, the use and handling of radioisotopes, environmental protection and hazardous substance control. Although we believe that we have complied with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, there can be no assurance that Cellegy will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Cellegy could be held liable for any damages that result and any such liability could exceed our resources.

     Health Care Reform. In the United States, there have been, and Cellegy expects there will continue to be, a number of federal and state proposals to implement cost controls and other health care regulatory measures. Future legislation could result in a substantial restructuring of the health care delivery system. While we cannot predict whether any legislative or regulatory proposals will be adopted or the effect such proposals may have on our business, the uncertainty of such proposals could have an adverse effect on our ability to raise capital and to identify and reach agreements with potential partners, and the adoption of such proposals could have an adverse effect on Cellegy. In both domestic and foreign markets, sales of our therapeutic products, if any, will depend in part on the availability of reimbursement from third-party payors. Third-party payors and others increasingly are challenging the prices charged for medical products and services. There can be no assurance that our products will be considered cost effective, that reimbursement will be available. We cannot predict the outcome of any government or industry reform initiatives or the impact thereof on our financial position or results of operations.

     Restrictions on Physician Marketing. The American Medical Association ("AMA") is questioning the ethics of physicians selling cosmeceutical products for a significant profit. Hearings on this subject by state medical organizations are occurring and will continue to occur over the next years. Any action by the AMA reducing profits to physicians from such sales may reduce the number of physicians selling such products.

Competition

     The pharmaceutical and cosmeceutical industries are subject to rapid and significant technological change. In the development and marketing of topical prescription drugs, cosmeceutical and skin care products, and drug delivery systems, Cellegy faces intense competition. Competitors of Cellegy in the United States and abroad are numerous and include, among others, major pharmaceutical, cosmetic, chemical, consumer product, and biotechnology companies, specialized firms, universities and other research institutions. There can be no assurance that our competitors will not succeed in developing technologies and products that are more effective than any which are being developed by us or that would render our technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, production and marketing capabilities and regulatory experience than us. In addition, many of our competitors have significantly greater experience in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care. In addition, these companies and academic and research institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

Employees

     As of March 1, 2000, we had twenty-seven full-time and two part-time employees. Twenty-one of these employees, of whom two are M.D.'s and another eight are Ph.D.'s, are engaged in research and development. In addition, we utilize the services of several professional consultants, as well as contract manufacturing and research organizations to supplement our internal staff's activities. None of our employees is represented by a labor union. We have experienced no work stoppages and we believe that our employee relations are good.

ITEM 2: PROPERTIES

     Cellegy currently leases 65,340 square feet of space located in South San Francisco. Approximately, 30,914 square feet of this space, is in turn, subleased to another company under three sub-lease agreements. The primary subleases expire on December 17, 2001, but may be extended under certain circumstances described in the agreements. Total rent payments to Cellegy by the sublessee are $65,737 per month, a slight premium above Cellegy's cost. We believe our current facilities will be adequate for at least the next five years.

     We also sublease our previous administrative offices in Foster City, California to another company. The rent is currently $11,798 per month. Our lease and the sublease term expires on July 31, 2001.

ITEM 3: LEGAL PROCEEDINGS

     Cellegy is not a party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 1999.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

The directors and executive officers of Cellegy are as follows:
     Name                            Age    Position
     ----                            ---    --------
     K. Michael Forrest              56     President, Chief Executive Officer and Director
     Carl R. Thornfeldt, M.D.        48     Medical Director and Chairman of the Board
     Daniel L. Azarnoff, M.D.        73     Sr. Vice President, Clinical and Regulatory Affairs
     John J. Chandler                59     Vice President, Business Development
     John W. Dietrich, Ph.D.         53     Vice President, Research and Development
     A. Richard Juelis               51     Vice President, Finance and Chief Financial Officer
     Jack L. Bowman (1)              67     Director
     Tobi B. Klar, M.D.              45     Director
     Ronald J. Saldarini, Ph.D.(2)   60     Director
     Alan A. Steigrod (1)            62     Director
     Larry J. Wells (2)              57     Director

------------

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

     K. Michael Forrest. Mr. Forrest became President, CEO, and a director in December 1996. From January 1996 to November 1996, he served as a biotechnology consultant. From November 1994 to December 1995, he served as President and CEO of Mercator Genetics, a public biotechnology company. From March 1991 to June 1994, he served as President and CEO of Transkaryotic Therapies, Inc., a public biotechnology company. From 1968 to 1991, Mr. Forrest held a series of positions with Pfizer, Inc. and senior management positions with American Cyanamid, including Vice President of Lederle U.S. and Lederle International. He is a director of AlphaGene Inc., a private functional genomics company, and INEX Pharmaceuticals, a public company developing anti-cancer products.

     Carl R. Thornfeldt, M.D. Dr. Thornfeldt is the Chairman of the Board of Directors and a co-founder of the Cellegy, as well as a physician, board certified in dermatology. He has been Cellegy's Medical Director since our inception. Dr. Thornfeldt served as acting CEO from July 1996 to December 1996. In addition, Dr. Thornfeldt served as Vice President, Research and Development from October 1994 until May 1996. Since 1983, Dr. Thornfeldt has maintained a private dermatology practice and is an Assistant Clinical Professor in Dermatology at the University of Oregon Health Sciences Center. Dr. Thornfeldt received his M.D. from the University of Oregon Health Sciences Center. He completed his dermatology residency at the University of California, San Diego.

     Daniel L. Azarnoff, M.D. Dr. Azarnoff joined Cellegy as Vice President, Clinical and Regulatory Affairs in October 1997. He became Senior Vice President in July 1999. Since January 1986, Dr. Azarnoff has been President of D.L. Azarnoff Associates and will continue consulting to the industry on a part-time basis. From August 1978 to December 1985, he served as President of Research and Development at G.D. Searle and Co. From July 1967 to August 1978, he was KUMC Distinguished Professor of Medicine and Pharmacology, as well as the Director of the Clinical Pharmacology-Toxicology Center at the University of Kansas Medical Center. Dr. Azarnoff has also served as a member of advisory and expert committees within the Food and Drug Administration, World Health Organization, American Medical Association, National Academy of Sciences and National Institutes of Health. He received his M.D. from the University of Kansas Medical School. Dr. Azarnoff was a director of Cibus Pharmaceutical through 1998, and is currently director of Western Center Clinical Trials, and Entropin, Inc.

     John J. Chandler. Mr. Chandler became Vice President, Corporate Development in May 1998. From January 1995 to March 1998, he served as Vice President, Europe for American Home Products. During 1994, he was Area Director, Europe/Latin America for American Home Products. From 1968 to 1993 he held a series of management and senior management positions with American Cyanamid Company. Mr. Chandler holds a M.B.A. in Marketing from Seton Hall University and a B.S. in Biology from the Queens College of the City University of New York.

     John W. Dietrich, Ph.D. Dr. Dietrich became Vice President, Research and Development in June 1999. From 1991 to June 1999, he was Vice President, Research and Development at Allelix Biopharmaceuticals, Inc. His responsibilities included supervision of research in medicinal chemistry, biology, pharmacology, gene-based drug discovery and drug development. He was Vice President, Research at Chemex Pharaceuticals, Inc. from 1987 to 1990. Dr. Dietrich received a Ph.D. in Pharmacology from the University of North Carolina at Chapel Hill. Following a NIH Postdoctoral Fellowship at the University of Connecticut Health Center, he was Assistant Professor of Pharmacology at the University of Illinois School of Medicine.

     A. Richard Juelis. Mr. Juelis became Vice President, Finance and Chief Financial Officer in November 1994. From January 1993 to September 1994 he served as Vice President, Finance and Chief Financial Officer for VIVUS, Inc., a publicly traded drug delivery company. From October 1990 to December 1992, he served as Vice President, Finance and Chief Financial Officer at XOMA Corporation, a public biotechnology company. Mr. Juelis has also held domestic and international financial and general management positions with Hoffmann-LaRoche from 1976 to 1982, and Schering-Plough from 1983 to 1990.

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

     Ronald J. Saldarini, Ph.D. Dr. Saldarini became a director in July 1999, after retiring from American Home Products. From 1994 until July 1999, he was President of Wyeth Lederle Vaccines. He was also President of the Lederle-Praxis Biologics Division from 1989 to 1994, and Vice President, Lederle Laboratories; both part of American Cyanamid Company, prior to its acquisition by American Home Products in 1994. Dr. Saldarini has been a member of the National Vaccine

Advisory Committee, the National Advisory Commission on Childhood Vaccines, and was a National Institutes of Health postdoctoral fellow at UCLA's Brain Research Institute. He received his Ph.D. in Physiology and Biochemistry from the University of Kansas, and a B.A. in Biochemistry and Zoology from Drew University.

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

     Larry J. Wells. Mr. Wells became a director of the Company in 1989. For the past seventeen years, he has been a venture capitalist. He is the President of Wells Investment Group, the General Partner of Daystar Partners, and the founder of Sundance Venture Partners, L.P., a venture capital fund. Mr. Wells is a director of Identix, Isonics Corp., Wings America and Legacy Brands.

     Directors hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are chosen by and serve at the discretion of the Board of Directors, subject to any written employment agreements with the Company.

     Standing committees of the Board include an Audit Committee and a Compensation Committee. Mr. Wells and Dr. Saldarini are current members of the Audit Committee. The Audit Committee reviews the Company's accounting practices, internal control systems and meets with the Company's outside auditors concerning the scope and terms of their engagement and the results of their audits. Messrs. Bowman and Steigrod are the current members of the Compensation Committee. The Compensation Committee recommends compensation for officers and employees of the Company, and grants options and stock awards under the Company's employee benefit plans.

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

1999                                                           High        Low
----                                                           ----        ---
First Quarter........................................      $   4.63     $  3.50
Second Quarter.......................................          5.44        3.31
Third Quarter........................................          8.88        5.00
Fourth Quarter.......................................         10.88        3.16

1998

First Quarter........................................      $   9.13     $  7.00
Second Quarter.......................................          7.38        5.13
Third Quarter........................................          5.75        2.75
Fourth Quarter.......................................          4.94        3.13

Holders

     As of March 1, 2000, there were approximately 106 shareholders of record excluding beneficial holders of stock held in street name.

Dividend Policy

     We have never paid cash or declared dividends on our common stock. We do not anticipate that it will declare or pay cash dividends on our common stock in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

         The following balance sheet data as of December 31, 1998 and 1999 and the statement of operations data for each of the three years ended December 31, 1999 and for the period from June 26, 1989 (inception) through December 31, 1999 are derived from the Company's audited financial statements that are included elsewhere in this report. The balance sheet data set forth below as of December
31, 1995, 1996 and 1997, and the statement of operations data for the years ended December 31, 1995, 1996 and 1997, are derived from our audited financial statements which are not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and the Financial Statements.

                                                                                                       Period From
                                                                                                      June 26, 1989
($000's)                                                                                               (Inception)
                                                            Years Ended December 31,                     Through
                                             --------------------------------------------------------   December 31,
                                               1995        1996        1997        1998        1999        1999
                                             --------    --------    --------    --------    --------    --------
Statement of Operations Data:

Revenues .................................   $  1,000    $    648    $    828    $    832    $  1,045    $  4,482


Costs and expenses .......................      2,535       4,346       9,238       9,266      10,847      44,656
                                             --------    --------    --------    --------    --------    --------

Loss from operations .....................     (1,535)     (3,698)     (8,410)     (8,434)     (9,802)    (40,174)

Interest income (expense) and other, net .       (617)        330         556       1,068         501       2,130
                                             --------    --------    --------    --------    --------    --------




Net loss .................................     (2,152)     (3,368)     (7,854)     (7,366)     (9,301)    (38,044)

Non-cash preferred dividends .............       --         1,414          35        --          --         1,449
                                             --------    --------    --------    --------    --------    --------

Net loss applicable to common
  shareholders ...........................   $ (2,152)   $ (4,782)   $ (7,889)   $ (7,366)   $ (9,301)   $(39,493)
                                             ========    ========    ========    ========    ========    ========

Basic and diluted net loss per common
shareholder ..............................   $  (0.67)   $  (1.11)   $  (1.18)   $  (0.73)   $  (0.85)
                                             ========    ========    ========    ========    ========

Weighted average common shares outstanding      3,206       4,307       6,670      10,160      10,914



                                                              As of December 31,
                                            --------------------------------------------------------
                                              1995        1996        1997        1998        1999
                                            --------    --------    --------    --------    --------
Balance Sheet Data:

Cash, cash equivalents and investments ..   $  3,820    $  7,315    $ 21,726    $ 15,220    $ 16,737

Total assets ............................      4,028       7,696      22,751      19,484      20,913

Deficit accumulated during the
  development stage .....................    (10,155)    (14,937)    (22,826)    (30,192)    (39,494)

Total shareholders' equity ..............      3,648       7,387      21,354      14,218      15,839


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K includes forward-looking statements. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Further, we undertake no obligation to revise any statements in order to reflect events or circumstances that may arise after the date of this report. Actual events or results may differ materially from those discussed in this Report. See "Factors That May Affect Future Operating Results."

     Cellegy Pharmaceuticals, Inc., a specialty biopharmaceutical company incorporated in California in 1989, is engaged in the development of prescription drugs and high performance skin care products. We are developing several prescription drugs, including Anogesic, a nitroglycerin-based product for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel products, Tostrex, for the treatment of male hypogonadism, a condition that affects men, generally above forty, and Tostrelle, for the treatment of diminished sexual energy in menopausal women. We are testing and developing a line of anti-wrinkling cosmeceutical products which we believe will address the skin care needs of an affluent and aging population.

General

     In December 1997, we completed an asset purchase agreement with Neptune Pharmaceutical Corporation ("Neptune") to acquire patent and other intellectual property rights relating to Anogesic. Our expenses relating to Anogesic product development and clinical trials are expected to increase during the remainder of 2000 as a result of the second confirmatory Phase III clinical trials initiated in the first quarter 2000.

     In September 1998, we began initial shipments and product sales of C79 Intensive Moisturizing formulation to Gryphon Development Inc., the product development arm of a major specialty retailer. C79 is a key ingredient in a line of healing hand creams sold at most of the specialty retailer's stores in the United States.

     In July 1999, we completed a self-managed, $10.1 million private placement of 1.6 million shares of common stock. Participants in the offering included three institutional investors and our President and Chief Executive Officer.

     In October 1999, Cellegy and Glaxo terminated the Glylorin license agreement with the return to us of Glylorin product rights. In 1999, we received $117,300 in remaining development funding due from Glaxo through the date of termination. We repaid Glaxo approximately $200,000 in funds previously advanced by Glaxo. We do not currently intend to develop Glylorin itself, but will seek an appropriate partner to develop the product in exchange for certain milestone payments and royalties on future sales.

Results of Operations

Years Ended December 31, 1999, 1998 and 1997

    Revenues. Cellegy had revenues of $1,045,000, $832,000, and $828,000 in 1999, 1998 and 1997, respectively. The increase of $213,000 in 1999 compared with 1998 is due primarily to an increase in product sales to Gryphon Development of $440,000 offset somewhat by a decrease in development funding from Glaxo of $154,000. The minor increase in 1998 compared with 1997 was primarily due to first time Gryphon sales of $458,000 in 1998 offset by grant funding revenues which were lower in 1998 by $454,000.

    Sales to Gryphon during the first quarter of 2000 will exceed $400,000. There can be no assurance that sales will continue at that level.

     Research and Development Expenses. Research and development expenses were $7,965,000 in 1999, compared with $6,668,000 in 1998 and $3,786,000 in 1997. The increase of $1,297,000 in 1999 was primarily due to clinical trial expenses related to Anogesic, including costs incurred to complete a Phase III clinical trial. Additionally, we incurred higher rent and related utility expenses associated with our new laboratory facilities in South San Francisco,
California. The increase of $2,882,000 in 1998 compared with 1997 was due to clinical expenses related to the start up of Anogesic clinical trials including costs of manufacturing clinical supplies and costs associated with product stability studies.

    We expect our research spending in 2000 to be, at least, equal to or higher than 1999 levels, primarily in support of our second confirmatory Phase III Anogesic clinical trial, as well as two hemorrhoid trials using Anogesic. In addition, there will be, at least, two on-going testosterone clinical trials.

    General and Administrative Expenses. General and administrative expenses were $2,613,000 in 1999, compared with $2,485,000 in 1998 and $1,608,000 in
1997. The increase of $127,000 in 1999 was due to travel, consulting, and other expenses associated with our business development programs. The increase of $877,000 in 1998 compared with 1997 was due to increased professional fees in connection with construction and design of our new facility, as well as personnel related expenses in connection with our business development and marketing programs.

    Our general and administrative expenses are expected to continue to increase in the future in support of our research and product commercialization efforts.

    Acquired In-Process Technology. No acquired in-process technology expenses were incurred during 1999 and 1998, while $3,843,000 was incurred in 1997. This non-cash charge to operations resulted from common stock issued pursuant to the Anogesic purchase agreement we signed with Neptune in 1997. We expect to have additional non-cash charges in future years, including 2000, if certain milestones are achieved. Although the dollar amount of future milestone payments is fixed by the agreement, the amount of the non-cash accounting charge will vary as a function of the share price of Cellegy's common stock at the time the milestone is achieved.

    Interest Income and Other, net and interest expenses. Cellegy recognized $864,000 in interest income for 1999, compared with $1,091,000 for 1998 and $556,000 for 1997. Fluctuations in interest income earned were tied primarily to changes in average investment balances during each period. Changing investment balances were associated with the timing and amounts raised in two financings completed by Cellegy. Interest expense in 1999 was $363,000 compared with $22,000 in interest expense during 1998 reflecting interest payments on a higher bank loan balance. No interest expense was recorded in 1997.

    Net Loss. The net loss applicable to common shareholders was $9,301,000 or $0.85 per share in 1999 based on 10,914,000 weighted average shares outstanding, compared with a net loss of $7,366,000 or $0.73 per share in 1998 based on 10,160,000 weighted average shares outstanding, and $7,889,000 or $1.18 per share in 1997 based on 6,670,000 weighted average shares outstanding.

Liquidity and Capital Resources

     We had experienced net losses and negative cash flow from operations each year since our inception. Through December 31, 1999, we had incurred an accumulated deficit of $39.5 million and had consumed cash from operations of $32.5 million. The public financings included $6.4 million in net proceeds from its initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997 and $10.0 million in net proceeds from a private placement in July 1999. In June 1998, we secured a loan with a commercial bank to provide up to $4.5 million with an initial interest rate at the bank's prime lending rate plus one percentage point (9.5% at December 31, 1999). In December 1999, the loan was amended to include a revolving credit line allowing us to pay down principal balances at any time or increase borrowings up to a maximum of $5.0 million. As of December 31, 1999, $4.0 million was outstanding under this arrangement and $1.0 million is available.

     Our cash and investments were $16.7 million at December 31, 1999, compared with $15.2 million at December 31, 1998. The increase in cash and investments of $1.5 million was principally due to net proceeds from the financing completion in July 1999 offset somewhat by net cash used in operating activities. Our operations have and will continue to use substantial amounts of cash. Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of its research and development programs, the progress and results of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, our ability to establish new collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment, and the availability of other financing.

     In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. As a result, we will seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such financing will be available for us to fund our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs. We believe that available cash resources and the interest thereon will be adequate to satisfy its capital needs through at least December 31, 2000.

Factors That May Affect Future Operating Results

Our year 2000 issues were minimal.

     To address the potential impact of year 2000, we established a Y2K cross-functional project team in August 1998, chaired by our Vice President, Finance and Chief Financial Officer. The Y2K project team reports to the Information Systems ("IS") committee which consists of our Chief Executive Officer and all its other officers. The Y2K project team developed a phased approach to identify and resolve any Year 2000 issues.

     All three phases of our compliance program were completed by the third quarter 1999. The total cost of the program was less than $35,000. No problems have been encountered associated with Y2K through March 1, 2000. We have a contingency plan in place in the unlikely event that a business interruption caused by Year 2000 problems should occur in the future.

We have a history of losses, and we expect losses to continue for at least several years.

       Our accumulated deficit as of December 31, 1999 was approximately $39.5 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses for at least the next several years. We plan to increase our operating expenses as we continue to devote significant resources to preclinical studies, clinical trials, administrative, marketing and patent activities. We have not generated any significant revenues from royalties or licensing of our technologies, and we expect that it will take several years for any of the prescription products to be approved for marketing. Accordingly, without substantial revenues from new corporate collaborations, royalties on product sales or other revenue sources, we expect to incur substantial and increased operating losses in the foreseeable future as our earlier stage potential products move into clinical development, and as we invest in research or acquire additional technologies, product candidates or businesses. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. The amount of future net losses, and the time required to reach profitability, are both highly uncertain. To achieve sustained profitable operations, we must, among other things, successfully discover, develop, obtain regulatory approvals for and market pharmaceutical or cosmeceutical products. We cannot assure you that we will ever be able to achieve or sustain profitability.

Our clinical trial results are very difficult to predict in advance, and failure of one or more clinical trials could adversely affect our business and our stock price.

     Before we obtain regulatory approval for the commercial sale of most potential drug products, we must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. We cannot assure you that we will be permitted by the U.S. Food and Drug Administration or other international regulatory authorities to undertake or continue clinical trials for any of our potential products or, if such trials are permitted, that such products will demonstrate safety and efficacy. Moreover, results of preclinical studies and early clinical trials may not be good predictors of results that will be obtained in later-stage clinical trials. We cannot assure you that our present or future clinical trials, including for example, the current II and III clinical trials using our Anogesic product, or the planned Phase III clinical study for testosterone gel, will demonstrate the results required for approval to market these potential products or even to continue with additional clinical development. Because of the independent and blind nature of certain human clinical testing, there will be extended periods during the testing process when we will have only limited, or no, access to information about the status or results of the tests. Other pharmaceutical companies have believed that their products performed satisfactorily in early tests, only to find their performance in later tests, including Phase III clinical trials, to be inadequate or unsatisfactory, or that FDA Advisory Committees have declined to recommend approval of the drugs,or that the FDA itself refused the result that such companies' stock prices have fallen precipitously fails to successfully complete its current Phase III trial or other clinical testing, including toxicology studies, our business and stock price would be materially and adversely affected.

Our potential products are in early stages of product development, and we have not sought regulatory approval to distribute any products.

     To date, we have not sought regulatory approval to distribute any products. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain. We cannot assure you that our product development efforts will be successful, that required regulatory approvals can be obtained, that potential products can be manufactured at an acceptable cost and with appropriate quality or that any approved products can be successfully marketed.

     With the exception of certain skin care cosmeceutical products, we have not yet completed the development of other products or sought regulatory approval for the marketing of our drug products and have not begun to market or generate revenues from our prescription products. Development of our potential products will require significant additional research and development. Many of our product development efforts are based upon technologies and therapeutic approaches that have not been widely tested or used. Moreover, our beliefs regarding the therapeutic and commercial potential for our products are based on studies conducted to date, and later studies may not support our current beliefs. In addition, results of our studies have not been published in medical journals or reviewed by independent third parties, and as a result have not been subjected to the same degree of scrutiny as results that have been published or subjected to review by independent parties.

     Our potential products are subject to the risks of failure inherent in the development of all products based on new technologies. These possible risks include:

         o    Cellegy's therapeutic approaches will not be successful;

         o the results from future clinical trials may not correlate with any safety or efficacy results from prior clinical studies conducted by Cellegy or others;

         o    Cellegy's potential products will not be successfully developed;

         o products will not be found to be safe and effective by the FDA, or other international regulatory agencies;

         o our future clinical and research and development activities will not result in any commercially viable products.

Possible FDA regulation of our cosmeceutical products as drugs would adversely impact our planned marketing program.

     Cellegy   intends  to   introduce   products   that  will  compete  in  the
cosmeceutical market, including a product line that will compete in what is generally referred to as the "anti-wrinkling" market. "Cosmeceuticals" are not defined in the Food, Drug and Cosmetics Act (the "FD&C Act"). The FDA has not defined the term "cosmeceuticals" and may consider use of this term to imply drug-like qualities. Cosmeceuticals (a hybrid of the words "cosmetics" and "pharmaceuticals") are products that contain active ingredients which, when applied to the skin, will enhance appearance. Cosmeceuticals which satisfy the definition of a cosmetic under the FD&C Act and which are not also drugs under that statute are not subject to the same FDA requirements as drug products. The FDA may contend that one or more cosmeceutical products, including Cellegy's or competitors' anti-wrinkling products that are currently marketed or may in the future be marketed, are not cosmetics but instead are subject to regulation as drugs.

Competition and technological change is increasing. In the future, Cellegy may not have the resources required to develop innovative products.

     The pharmaceutical and cosmeceutical industries are subject to rapid and significant technological change. In the development and marketing of topical prescription drugs, skin care and other cosmeceutical products and drug delivery systems, we face intense competition. Competitors in the United States and abroad are numerous and include, among others, major pharmaceutical, chemical, cosmetic, consumer product, and biotechnology companies, specialized firms, universities and other research institutions. Our competitors may succeed in developing technologies and products that are more effective than those we are developing and could render our technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, clinical production and marketing capabilities and regulatory experience. In addition, these companies and academic and research institutions compete with us in recruiting and retaining highly qualified scientific and management personnel. As a result, we cannot assure you that our products under development will be able to compete successfully with existing products or innovative products under development by other organizations.

The type and scope of patent coverage we have may limit the commercial success of our products.

     Cellegy's success depends, in part, on our ability to obtain patent protection for our products and methods, both in the United States and in other countries. Several of our products are based on existing compounds with a history of use in humans but are being developed by us for new therapeutic use in skin diseases. We cannot obtain composition patent claims on the compound itself, and will instead need to rely on patent claims, if any, directed to use of the compound to treat certain conditions or to specific formulations we are attempting to develop. We may not be able to prevent a competitor from using our formulations or compounds for a different purpose. We cannot assure you that any additional patents will be issued to Cellegy, that the protection of any patents issued in the future will be commercially valuable or that current or future patents will be held valid if subsequently challenged.

    The patent position of companies engaged in businesses such as Cellegy's business generally is uncertain and involves complex legal and factual questions. There is a substantial backlog of patent applications at the United States Patent and Trademark Office. Further, issued patents can later be held invalid by the patent office issuing the patent or by a court. There can be no assurance that any patent applications relating to our products or methods will issue as patents, or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us a competitive advantage. In addition, many other organizations are engaged in research and product development efforts in drug delivery, skincare products and cosmeceutical fields that may overlap with our products. Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us. These rights may prevent us from commercializing technology, or may require us to obtain a license from the organizations to use the technology. Cellegy may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, or that the patents underlying any such licenses will be valid or enforceable. Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to United States patents as extensively as those rights are protected in the United States. We are subject to the risk that individuals or organizations located in such countries will engage in development, marketing or sales activities of our products.

     Our agreements with the University of California give us exclusive license rights to certain drug delivery and other technologies that contain certain development and performance milestones which we must satisfy in order to retain such rights. While we currently believe we will be able to satisfy the revised milestone dates, a loss of rights to these technologies could have a material adverse effect on our business and stock price.

Our product sales strategy involving corporate partners is highly uncertain.

     Cellegy is actively seeking to enter into agreements with certain corporate partners granting rights to commercialize our lead products. We have an agreement with one academic institution, and we intend to enter into other collaborative agreements in the future. We may rely on its partners to:

         o    conduct clinical trials;
         o    to obtain regulatory approvals; and,
         o if approved, to manufacture and market or co-promote these products.

    Once agreements are completed, we may have little or no control over the development of these potential products and little or no opportunity to review clinical data before or after public announcement of results. Further, we may not be able to establish any such collaborative arrangements, and any arrangements that may be established may not be successful. Failure to enter into any such arrangements could have a material adverse effect on our ability to develop and market our products, particularly in certain international markets. If we are unable to find another corporate partner to develop and market Glylorin, it may never be commercialized.

We are subject to regulation by regulatory authorities including the FDA; obtaining approval to market drugs is a lengthy process, and regulatory authorities could delay or prevent marketing of our products.

     The research, development, testing, manufacture, labeling, distribution, marketing and advertising of products such as Cellegy's products, and our ongoing research and development activities, are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. The extensive preclinical and clinical testing requirements and regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities require a number of years and the expenditure of substantial resources. We may not be able to obtain the necessary approvals for clinical testing or for the marketing of products on a timely basis or at all. Moreover, additional government regulations may be established that could prevent or delay regulatory approval of our products. Delays in obtaining regulatory approvals could have a material adverse effect on our business and stock price. Even if regulatory approval of a product is granted, such approval may include significant limitations on the indicated uses of the product or the manner in which or conditions under which the product may be marketed. Moreover, failure to comply with regulatory requirements for marketing drugs, or if our cosmeceutical products are deemed to be drugs by the FDA, could subject Cellegy to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions against production, distribution, sales and marketing, civil penalties, criminal prosecution of Cellegy, our officers or employees, refusals to approve new products and suspensions and withdrawals of existing approvals, as well as potentially increased product liability exposure. Sales of Cellegy's products outside the United States will be subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of our products in those countries.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect our ability to develop or market products.

     Throughout our history, we have consumed substantial amounts of cash. Our cash needs are expected to continue to increase significantly over at least the next several years in order to fund the additional expenses required to expand our current research and development programs. We have no current source of ongoing revenues or capital beyond existing cash and investments, and product sales to Gryphon, the development subsidiary of major specialty retailer. In order to complete the research and development and other activities necessary to commercialize our products, additional financing will be required.

     We will seek private or public equity financials and future collaborative arrangements with third parties to help fund future cash needs. Such funding may not be available on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities or planned clinical trial programs.

We currently have no products we sell on our own and have limited sales and marketing experience.

     We may market certain of our products, if successfully developed and approved, through a direct sales force in the United States and through sales and marketing partnership or distribution arrangements outside the United States. We have no history or experience in sales, marketing or distribution. To market our products directly, we intend to establish a marketing group and direct sales force or obtain the assistance of our marketing partner. If we enter into marketing or licensing arrangements with established pharmaceutical companies, our revenues will be subject to the terms and conditions of such arrangements and will be dependent on the efforts of our partner. We may not be able to successfully establish a direct sales force, or assure you that our collaborators will effectively market any of our potential products. Either circumstance could have a material adverse effect on our business and stock price.

We have not manufactured products before and are dependent on a limited number of critical suppliers.

     Cellegy has no direct experience in manufacturing of products and currently does not have any capacity to manufacture on a large commercial scale. We currently rely on a limited number of contract manufacturers and suppliers to manufacture our formulations. Our major contract manufacturer is a Canadian company recently acquired by another foreign pharmaceutical company. Although we believe that there will be continuity of supply from current contractors and that there are adequate third party manufacturers, there can be no assurance that we will be able to enter into acceptable agreements with them. In the future, we may not be able to obtain contract manufacturing on commercially acceptable terms for compounds or product formulations in the quantities we need. Manufacturing or quality control problems could occur at the contract manufacturers such that they may not be able to maintain compliance with the FDA's current good manufacturing practice requirements necessary to continue manufacturing our products.

The health care industry is unpredictable, and changes in the health care industry could adversely affect our business.

     The healthcare industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of human therapeutics. Cost containment measures, whether instituted by health care providers or enacted as a result of government health administration regulators or new regulations, such as pricing limitations or formulating eligibility for dispensation by medical providers, could result in greater selectivity in the availability of treatments. Such selectivity could have an adverse effect on Cellegy's ability to sell prescription products, and adequate patient insurance coverage may not be available for Cellegy to maintain price levels. The trend towards managed health care in the United States, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices or reduced markets for Cellegy's products. The adoption of any such measures or reforms could have a material adverse effect on the business and financial condition of Cellegy. Moreover, cosmeceutical products generally are not reimbursed by third party payors.

We have very limited staffing and will continue to be dependent upon key employees.

     Our success is dependent upon the efforts of a small technical and management team. If key individuals leave Cellegy, we could be adversely affected if suitable replacement personnel are not quickly recruited. Our future success depends upon our ability to continue to attract and retain qualified scientific, marketing and technical personnel. There is intense competition for qualified personnel in all functional areas and competition will make it difficult to attract and retain the qualified personnel necessary for the development and growth of our business.

We are subject to the risk of product liability lawsuits.

     The testing, marketing and sale of human health care products entails an inherent risk of allegations of product liability. We are subject to the risk that substantial product liability claims could be asserted against us in the future. Cellegy has obtained limited amounts of insurance relating to our clinical trials. There can be no assurance that we will be able to obtain or maintain insurance on acceptable terms for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities.

Our stock price could be volatile.

     Our stock  price has from time to time  experienced  significant  price and
volume   fluctuations   that  may  be  unrelated   to   operating   performance.
Announcements that could significantly impact our stock price include:

         o    clinical trial results;

         o    developments or disputes concerning patent or proprietary rights;

         o publicity regarding actual or potential clinical results relating to our products under development or by our competitors;

         o regulatory developments in both the United States and foreign countries;

         o overall movement in stock prices of comparable biopharmceutical companies;

         o    economic and other external factors; and,

         o    period-to-period fluctuations in financial results.

Our quarterly operating results are subject to fluctuations, which could affect our stock price.

     Given the uncertain nature of drug development, it is difficult for us to predict operating expenses and revenues from period to period. If our products are approved, it will be very difficult to predict the sustainability of initial prescription patterns and resulting revenues of our products. These potential fluctuations in financial results may negatively impact our stock price.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale (see Financial Statements - Note 2). Approximately $10,970,718 of our securities will mature by the end of 2000. We believe that potential near-term losses in future earnings, fair values or cash flows related to their investment portfolio would not be significant. Cellegy has a long-term note payable outstanding (see Financial Statements - Note 4) with an interest rate which currently varies with the lender's prime rate.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by item 7 are set forth below on pages F-1 through F-21 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned "Election of Cellegy Directors" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders expected to be held on May 31, 2000. Such information is incorporated herein by reference. Information required by this Item with respect to executive officers may be found in Part I hereof in the section captioned "Executive Officers of the Registrant."

ITEM 11: EXECUTIVE COMPENSATION

     Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders expected to be held on May 31, 2000. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders expected to be held on May 31, 2000. Such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this Item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders expected to be held on May 31, 2000. Such information is incorporated herein by reference.

                          Index to Financial Statements


                                                                      Page
                                                                    --------

Report of Ernst & Young LLP, Independent Auditors                      F-2
Balance Sheets                                                         F-3
Statements of Operations                                               F-4
Statements of Shareholders' Equity                                     F-5
Statements of Cash Flows                                               F-8
Notes to Financial Statements                                          F-10

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Cellegy Pharmaceuticals, Inc.


We have audited the accompanying balance sheets of Cellegy Pharmaceuticals, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, and for the period from June 26, 1989 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellegy Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, and for the period from June 26, 1989 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Palo Alto, California
February 4, 2000

                                              Cellegy Pharmaceuticals, Inc.
                                              (a development stage company)

                                                     Balance Sheets
                                                                                                  December 31,
                                                                                          ----------------------------
                                                                                              1999            1998
                                                                                          ------------    ------------
Assets

Current assets
     Cash and cash equivalents ........................................................   $    804,089    $  1,610,826
     Short-term investments ...........................................................     10,970,718       7,282,233
     Prepaid expenses and other current assets ........................................      1,026,326       1,433,394
                                                                                          ------------    ------------
Total current assets ..................................................................     12,801,133      10,326,453
Property and equipment, net ...........................................................      3,149,384       2,830,808
Long-term investments  ................................................................      4,962,420       6,326,623
                                                                                          ------------    ------------
Total assets ..........................................................................   $ 20,912,937    $ 19,483,884
                                                                                          ============    ============

Liabilities and Shareholders' Equity

Current liabilities

     Accounts payable and accrued liabilities .........................................   $    475,166    $  1,551,600
     Deferred revenue .................................................................           --           250,000
     Accrued research fees ............................................................        238,837          94,088
     Accrued compensation and related expenses ........................................        106,223          69,097
     Current portion of note payable                                                         1,152,828         402,602
                                                                                          ------------    ------------
Total current liabilities .............................................................      1,973,054       2,367,387
Long-term portion of note payable and other long term liabilities .....................      2,882,070       2,818,211
Other long-term liabilities ...........................................................        218,993          80,256

Commitments and contingencies

Shareholders' equity
     Preferred  stock, no par value; 5,000,000 shares authorized: Series A convertible  preferred stock 1,100 shares designated;  no shares issued or outstanding at
         December 31, 1999 and 1998 ...................................................           --              --
     Common stock, no par value; 20,000,000 shares authorized: 12,010,242 shares issued and  outstanding at December  31, 1999 and 10,173,294 shares issued
         and outstanding at December 31, 1998 .........................................     55,367,903      44,363,133
     Accumulated other comprehensive income (loss) ....................................        (35,471)         47,353
     Deficit accumulated during the development stage .................................    (39,493,612)    (30,192,456)
                                                                                          ------------    ------------
     Total shareholders' equity .......................................................     15,838,820      14,218,030
                                                                                          ------------    ------------
Total liabilities and shareholders' equity ............................................   $ 20,912,937    $ 19,483,884
                                                                                          ============    ============

                                             See accompanying notes.


                                              Cellegy Pharmaceuticals, Inc.
                                              (a development stage company)

                                                Statements of Operations

                                                                                                          Period from
                                                                                                         June 26, 1989
                                                                                                          (inception)
                                                                     Years ended December 31,               through
                                                         -------------------------------------------      December 31,
                                                             1999            1998           1997             1999
                                                         ------------    ------------    ------------    ------------
Revenues:
     Licensing and contract revenue from affiliate ...   $       --      $       --      $       --      $  1,145,373
     Licensing, milestone, and development funding ...        117,303         271,248         603,700       1,551,408
     Government grants ...............................         29,976         102,502         223,995         429,976
     Product sales ...................................        897,859         457,970            --         1,355,829
                                                         ------------    ------------    ------------    ------------
Total revenues .......................................      1,045,138         831,720         827,695       4,482,586
Costs and expenses:
     Cost of products sold ...........................        269,358         113,073            --           382,431
     Research and development ........................      7,965,477       6,668,014       3,786,411      27,542,131
     General and administrative ......................      2,612,601       2,485,341       1,608,319      12,888,491
     Acquired in-process technology ..................           --              --         3,842,968       3,842,968
                                                         ------------    ------------    ------------    ------------
Total costs and expenses .............................     10,847,436       9,266,428       9,237,698      44,656,021
                                                         ------------    ------------    ------------    ------------
Operating loss .......................................     (9,802,298)     (8,434,708)     (8,410,003)    (40,173,435)
     Interest expense ................................       (362,735)        (22,146)           --        (1,248,621)
     Interest income and other, net ..................        863,877       1,090,523         555,935       3,376,949
                                                         ------------    ------------    ------------    ------------
Net loss .............................................     (9,301,156)     (7,366,331)     (7,854,068)    (38,045,107)
Non-cash preferred dividends .........................           --              --            34,740       1,448,505
                                                         ------------    ------------    ------------    ------------
Net loss applicable to common shareholders ...........   $ (9,301,156)   $ (7,366,331)   $ (7,888,808)   $(39,493,612)
                                                         ============    ============    ============    ============
     Basic and diluted net loss per common share .....   $      (0.85)   $      (0.73)   $      (1.18)
                                                         ============    ============    ============
Weighted average common shares used in computing basic
and diluted net loss per common share ................     10,913,554      10,160,026       6,670,192
                                                         ============    ============    ============

                                                 See accompanying notes.

                                                           Cellegy Pharmaceuticals, Inc.
                                                           (a development stage company)

                                                          Statements of Shareholders' Equity
                                                    Series A Convertible       Series B Convertible       Series C Convertible
                                                      Preferred Stock             Preferred Stock           Preferred Stock
                                                      ---------------             ---------------           ---------------
                                                    Shares       Amount          Shares       Amount      Shares       Amount
Issuance of common stock for cash
   through December 31, 1996 .............           --       $     --             --       $     --       --     $    --
Issuance of common stock for services
   rendered through December 31, 1996 ....           --             --             --             --       --          --
Repurchase of common shares in 1992 ......           --             --             --             --       --          --
Issuance of convertible preferred
   stock, net of issuance cost through
   December 31, 1996 .....................         27,649      6,801,730           --             --     477,081      4,978,505
Issuance of Series A convertible
   preferred stock and warrants to
   purchase 14,191 shares of Series A
   convertible preferred stock in
   exchange for convertible promissory
   notes and accrued interest through
   December 31, 1996 .....................        625,845      1,199,536           --             --       --          --
Issuance of convertible preferred stock
   for services rendered, and license
   agreement through December 31, 1996 ...         50,110        173,198           --             --       --          --
Issuance of Series B convertible
   preferred stock in exchange for
   convertible promissory notes in 1992 ..           --             --           12,750        114,000     --          --
Issuance of common stock in exchange
   for notes payable .....................           --             --             --             --       --          --
Issuance of warrants in connection with
   notes payable financing ...............           --             --             --             --       --          --
Issuance of common stock in connection
   with IPO in August 1995 ...............           --             --             --             --       --          --

                                                                                                    Deficit
                                                                                  Accumulated     Accumulated
                                                                                      Other        During the       Total
                                                          Common Stock           Comprehensive     Development   Shareholders'
                                                      Shares         Amount       Income (Loss)       Stage         Equity
                                                      ------         ------       -------------       -----         ------
Issuance of common stock for cash
   through December 31, 1996 .............          953,400      $    126,499      $     --       $     --       $    126,499
Issuance of common stock for services
   rendered through December 31, 1996 ....          269,116            24,261            --             --             24,261
Repurchase of common shares in 1992 ......           (3,586)             (324)           --             --               (324)
Issuance of convertible preferred
   stock, net of issuance cost through
   December 31, 1996 .....................             --                --              --             --         11,780,235
Issuance of Series A convertible
   preferred stock and warrants to
   purchase 14,191 shares of Series A
   convertible preferred stock in
   exchange for convertible promissory
   notes and accrued interest through
   December 31, 1996 .....................             --                --              --             --          1,199,536
Issuance of convertible preferred stock
   for services rendered, and license
   agreement through December 31, 1996 ...             --                --              --             --            173,198
Issuance of Series B convertible
   preferred stock in exchange for
   convertible promissory notes in 1992 ..             --                --              --             --            114,000
Issuance of common stock in exchange
   for notes payable .....................           42,960           268,500            --             --            268,500
Issuance of warrants in connection with
   notes payable financing ...............             --             487,333            --             --            487,333
Issuance of common stock in connection
   with IPO in August 1995 ...............        1,322,500         6,383,785            --             --          6,383,785

                                              See accompanying notes.

                                                           Cellegy Pharmaceuticals, Inc.
                                                           (a development stage company)

                                                   Statements of Shareholders' Equity - (Continued)

                                              Series A Convertible           Series B Convertible          Series C Convertible
                                                  Preferred Stock              Preferred Stock               Preferred Stock
                                                  ---------------              ---------------                ---------------
                                                Shares       Amount          Shares        Amount           Shares       Amount
                                                ------       ------          ------        ------           ------       ------
Conversion of preferred stock,
   including dividends, to common stock
   through December 31, 1996 .............    (703,409)    (7,426,958)       (12,750)      (114,000)      (477,081)    (4,978,505)
Exercise of warrants to purchase common
   stock .................................        --             --             --             --             --             --
Exercise of options to purchase common
   stock .................................        --             --             --             --             --             --
Compensation expense related to the
   extension of option exercise periods...        --             --             --             --             --             --
Non-cash preferred dividends .............        --        1,413,765           --             --             --             --
Unrealized gains on investments ..........        --             --             --             --             --             --
Net loss for the period June 26, 1989
   (inception) through December 31, 1996          --             --             --             --             --             --
                                            ----------     ----------     ----------     ----------     ----------     ----------
Balances at December 31, 1996 ............         195      2,161,271           --             --             --             --
Exercise of warrants to purchase common
   stock .................................        --             --             --             --             --             --
Non-cash preferred dividends .............        --           34,740           --             --             --             --
Conversion of preferred stock,
   including dividends, to common stock           (195)    (2,196,011)          --             --             --             --
Exercise of options to purchase common
   stock .................................        --             --             --             --             --             --
Compensation expense related to the
   extension of option exercise periods           --             --             --             --             --             --
Issuance of common stock in connection
   with the private placement in July
   1997, net of issuance costs ...........        --             --             --             --             --             --
Issuance of common stock in connection
   with the public offering of common
   stock in November 1997, net of
   issuance costs ........................        --             --             --             --             --             --
Issuance of common stock in connection
   with the acquisition of product
   rights from Neptune Pharmaceutical
   Corp. .................................        --             --             --             --             --             --
Unrealized loss on investments ...........        --             --             --             --             --             --
Net loss - 1997 ..........................        --             --             --             --             --             --
                                            ----------     ----------     ----------     ----------     ----------     ----------
Total Comprehensive Loss - 1997                   --             --             --             --             --             --
                                            ----------     ----------     ----------     ----------     ----------     ----------
Balances at December 31, 1997 ............        --             --             --             --             --             --


                                                                                             Deficit
                                                                           Accumulated      Accumulated
                                                                              Other          During the       Total
                                                    Common Stock           Comprehensive     Development   Shareholders'
                                                Shares       Amount        Income (Loss)       Stage         Equity
                                               ------         ------       -------------       -----          ------
Conversion of preferred stock,
   including dividends, to common stock
   through December 31, 1996 .............    2,426,762     12,519,463           --              --              --
Exercise of warrants to purchase common
   stock .................................      135,256        51,814            --              --            51,814
Exercise of options to purchase common
   stock .................................        6,344        11,553            --              --            11,553
Compensation expense related to the
   extension of option exercise periods            --          268,486           --              --           268,486
Non-cash preferred dividends .............         --             --             --        (1,413,765)           --
Unrealized gains on investments ..........         --             --           22,167            --            22,167
Net loss for the period June 26, 1989
   (inception) through December 31, 1996..         --             --             --       (13,523,552)    (13,523,552)
                                            -----------    -----------    -----------     -----------     -----------
Balances at December 31, 1996 ............    5,152,752     20,141,370         22,167     (14,937,317)      7,387,491
Exercise of warrants to purchase common
   stock .................................      227,847            930           --              --               930
Non-cash preferred dividends .............         --             --             --           (34,740)           --
Conversion of preferred stock,
   including dividends, to common stock         587,879      2,196,011           --              --              --
Exercise of options to purchase common
   stock .................................      132,137        362,303           --              --           362,303
Compensation expense related to the
   extension of option exercise periods            --           69,995           --              --            69,995
Issuance of common stock in connection
   with the private placement in July
   1997, net of issuance costs ...........    1,547,827      3,814,741           --              --         3,814,741
Issuance of common stock in connection
   with the public offering of common
   stock in November 1997, net of
   issuance costs ........................    2,012,500     13,764,069           --              --        13,764,069
Issuance of common stock in connection
   with the acquisition of product
   rights from Neptune Pharmaceutical
   Corp. .................................      462,809      3,842,968           --              --         3,842,968
Unrealized loss on investments ...........         --             --          (34,000)           --           (34,000)
Net loss - 1997 ..........................         --             --             --         7,854,068)     (7,854,068)
                                            -----------    -----------    -----------     -----------     -----------
Total Comprehensive Loss - 1997                    --             --             --              --        (7,888,068)
                                            -----------    -----------    -----------     -----------     -----------
Balances at December 31, 1997 ............   10,123,751     44,192,387        (11,833)    (22,826,125)     21,354,429

                                              See accompanying notes.

                                          Cellegy Pharmaceuticals, Inc.
                                           (a development stage company)

                                 Statements of Shareholders' Equity - (Continued)

                                            Series A Convertible   Series B Convertible     Series C Convertible
                                              Preferred Stock         Preferred Stock         Preferred Stock
                                              ---------------         ---------------         ---------------
                                            Shares       Amount     Shares       Amount     Shares       Amount
                                            ------       ------     ------       ------     ------       ------
Exercise of warrants to purchase common
   stock ..............................      --             --        --             --        --            --
Exercise of options to purchase common
   stock ..............................      --             --        --             --        --            --
Unrealized gain on investments ........      --             --        --             --        --            --
Net loss - 1998 .......................      --             --        --             --        --            --
                                           -----      ---------     -----      ---------     -----      --------
Total Comprehensive Loss - 1998 .......      --             --        --             --        --            --
                                           -----      ---------     -----      ---------     -----      --------
Balances at December 31, 1998 .........      --       $     --        --       $     --        --       $    --
Issuance of common stock in connection
   with the private placement of common
   stock in July 1999, net of issuance
   costs ..............................      --             --        --             --        --            --
Exercise of warrants to purchase common
   stock ..............................      --             --        --             --        --            --
Exercise of options to purchase common
   stock ..............................      --             --        --             --        --            --
Unrealized loss on investments ........      --             --        --             --        --            --
Net loss - 1999 .......................      --             --        --             --        --            --
                                           -----      ---------     -----      ---------     -----      --------
Total Comprehensive Loss - 1999 .......      --             --        --             --        --            --
                                           -----      ---------     -----      ---------     -----      --------
Balances at December 31, 1999 .........      --       $     --        --       $     --        --       $    --
                                           =====      =========     =====      =========     =====      ========

                                                                                                     Deficit
                                                                                Accumulated        Accumulated
                                                                                    Other           During the              Total
                                                       Common Stock             Comprehensive       Development        Shareholders'
                                                  Shares           Amount        Income (Loss)         Stage               Equity
                                                  ------           ------        -------------         -----               ------
Exercise of warrants to purchase common
   stock ..............................            13,979            47,740              --                 --               47,740
Exercise of options to purchase common
   stock ..............................            35,564           123,006              --                 --              123,006
Unrealized gain on investments ........              --                --              59,186               --               59,186
Net loss - 1998 .......................              --                --                --           (7,366,331)        (7,366,331)
                                             ------------      ------------      ------------       ------------       ------------
Total Comprehensive Loss - 1998 .......              --                --                --                 --           (7,307,145)
                                             ------------      ------------      ------------       ------------       ------------
Balances at December 31, 1998 .........        10,173,294      $ 44,363,133            47,353       $(30,192,456)      $ 14,218,030
Issuance of common stock in connection
   with the private placement of common
   stock in July 1999, net of issuance
   costs ..............................         1,616,000        10,037,662              --                 --            10,037,66
Exercise of warrants to purchase common
   stock ..............................           119,171           502,195              --                 --              502,195
Exercise of options to purchase common
   stock ..............................           101,777           464,913              --                 --              464,913
Unrealized loss on investments ........              --                --             (82,824)              --              (82,824)
Net loss - 1999 .......................              --                --                --           (9,301,156)        (9,301,156)
                                             ------------      ------------      ------------       ------------       ------------
Total Comprehensive Loss - 1999 .......              --                --                --                 --           (9,383,980)
                                             ------------      ------------      ------------       ------------       ------------
Balances at December 31, 1999 .........        12,010,242      $ 55,367,903      $    (35,471)      $(39,493,612)      $ 15,838,820
                                             ------------      ------------      ------------       ------------       ------------

                                              See accompanying notes.

                                              Cellegy Pharmaceuticals, Inc.
                                              (a development stage company)

                                                Statements of Cash Flows

                                                                                                          Period from
                                                                                                         June 26, 1989
                                                                                                          (inception)
                                                                      Years ended December 31,               through
                                                          --------------------------------------------     December 31,
                                                              1999           1998             1997            1999
                                                          ------------    ------------    ------------    ------------
Operating activities
Net loss ..............................................   $ (9,301,156)   $ (7,366,331)   $ (7,854,068)   $(38,045,107)
Adjustment to reconcile net loss to net cash used in
   operating activities:
   Acquired in-process technology .....................           --              --         3,842,968       3,842,968
   Depreciation and amortization ......................        428,980          15,015          17,618         711,975
   Compensation expense related to the extension of
     option exercise periods ..........................           --              --            69,995         338,481
   Amortization of discount on notes payable and
     deferred financing costs .........................           --              --              --           567,503
   Issuance of common shares for services .............           --              --              --            24,261
   Issuance of convertible preferred stock for
     services rendered, interest, and license agreement           --              --              --           240,198
Changes in operating assets and liabilities:
   Prepaid expenses and other current assets ..........        407,068        (421,481)       (661,352)     (1,026,326)
   Accounts payable and accrued liabilities ...........     (1,076,434)        846,447         435,140         475,166
   Deferred revenue ...................................       (250,000)       (250,000)        500,000            --
   Accrued research fees ..............................        144,749         (60,577)        133,665         238,837
   Accrued compensation and related expenses ..........         37,126          31,877          19,262         106,223
                                                          ------------    ------------    ------------    ------------
Net cash used in operating activities .................     (9,609,667)     (7,205,050)     (3,496,772)    (32,525,821)

Investing activities
Purchases of property and equipment ...................       (747,556)     (2,832,160)           --        (3,752,609)
Purchases of investments ..............................    (19,947,556)     (5,039,440)    (18,915,933)    (60,525,449)
Sales of investments ..................................      8,525,450       5,893,870            --        14,419,320
Maturities of investments .............................      9,015,000       5,500,000       6,256,000      30,137,520
                                                          ------------    ------------    ------------    ------------
Net cash provided by (used in) investing activities ...     (3,154,662)      3,522,270     (12,659,933)    (19,721,218)

                                                 See accompanying notes.

                                              Cellegy Pharmaceuticals, Inc.
                                              (a development stage company)

                                         Statements of Cash Flows - (Continued)

                                                                                                       Period from
                                                                                                      June 26, 1989
                                                                                                       (inception)
                                                                      Years ended December 31,            through
                                                        --------------------------------------------    December 31,
                                                            1999           1998             1997           1999
                                                        ------------    ------------    ------------   ------------
Financing activities
Proceeds from notes payable .........................   $  1,279,187    $  3,220,813    $       --     $  8,047,424
Repayment of notes payable ..........................       (465,102)           --              --       (2,575,710)
Other long-term liabilities .........................        138,737          80,256            --          218,993
Net proceeds from issuance of common stock ..........     11,004,770         170,746      17,942,043     35,682,136
Issuance of convertible preferred stock, net of
   issuance costs ...................................           --              --              --       11,757,735
Deferred financing costs ............................           --              --              --          (80,170)
                                                        ------------    ------------    ------------   ------------
Net cash provided by financing activities ...........     11,957,592       3,471,815      17,942,043     53,050,408
                                                        ------------    ------------    ------------   ------------
Net increase (decrease) in cash .....................       (806,737)       (210,965)      1,785,338        804,089

Cash and cash equivalents, beginning of period ......      1,610,826       1,821,791          36,453           --
                                                        ------------    ------------    ------------   ------------
Cash and cash equivalents, end of period ............   $    804,089    $  1,610,826    $  1,821,791   $    804,089
                                                        ============    ============    ============   ============

Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquired
in-process technology ...............................   $       --      $       --      $  3,842,968   $  3,842,968
                                                        ============    ============    ============   ============
Conversion of preferred stock to common stock .......   $       --      $       --      $  2,196,011   $ 14,715,474
                                                        ============    ============    ============   ============
Issuance of common stock for notes payable ..........   $       --      $       --      $       --     $    277,250
                                                        ============    ============    ============   ============
Issuance of warrants in connection with notes payable
   financing ........................................   $       --      $       --      $       --     $    487,333
                                                        ============    ============    ============   ============
Issuance of convertible preferred stock for notes ...   $       --      $       --      $       --     $  1,268,316
                                                        ============    ============    ============   ============

                                              See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.

                          (a development stage company)

                          Notes to Financial Statements

1.       Accounting Policies

Description of Business

         Cellegy Pharmaceuticals, Inc., incorporated in California in June 1989, is a development stage company. Since its inception, the Company has engaged primarily in research and development activities based upon its patented transdermal and topical formulation expertise. The Company has conducted a number of clinical trials using its products, including the preparation of manufactured clinical materials. Laboratory equipment and facility improvements have been purchased and installed in support of its research and development activities. A number of sponsored, external research programs have been undertaken.

Basis of Presentation

         In the course of its development, the Company incurred significant losses and will continue to incur additional losses during its development phase. As a result, the Company will require substantial additional funds for its operational activities and may seek private or public equity financings and future collaborative arrangements with third parties to meet its cash needs. There is no assurance that such additional funds will be available on acceptable terms or available at all. Insufficient funding may require the Company to delay, reduce, or eliminate some or all of its research and development, planned clinical trials, and administrative programs.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition. Cellegy believes that its current revenue recognition principles comply with SAB 101.

         Research and development costs are expensed as incurred.

Cash, Cash Equivalents and Investments

         Cash equivalents consist of highly liquid financial instruments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value at December 31, 1999 and 1998. The Company considers all its investments as available-for-sale and reports these investments at estimated fair market value. Unrealized gains or losses on available-for-sale securities are included in shareholders' equity until their disposition. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other, net.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 1999 and 1998, inventories consisted entirely of raw materials.

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

Segment Reporting

         Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes FASB Standard No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No.131 did not affect results of operations or financial position, but did affect the disclosure of segment information. (See note 10)

Advertising Costs

         Advertising costs are accounted for as expenses in the period in which they are incurred. Advertising expenses for the years ended December 31, 1999 and 1998 were $99,363 and $174,815 respectively. There were no advertising costs in 1997.

Basic and Diluted Net Loss per Common Share

         Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. There is no difference between basic and diluted net loss per common share, as presented in the statement of operations, because all options and warrants (see note 6) are anti-dilutive. Total shares outstanding would have been 14,298,277 if all warrants and vested options were exercised by December 31, 1999.

2.       Investments

         At December  31,  1999,  available-for-sale  securities  consist of the following:
                                               Gross          Gross
                                             Unrealized     Unrealized      Estimated
                                   Cost         Gains         Losses        Fair Value
                                -----------   -----------   -----------    -----------
Corporate notes ............... $ 8,264,411   $      --     $   (18,793)   $ 8,245,618
U.S. government notes .........   6,481,239          --         (17,019)     6,464,220
Time deposits .................     227,500          --            --          227,500
Commercial paper ..............     995,459           341          --          995,800
                                -----------   -----------   -----------    -----------
Total available-for-sale
   securities ................. $15,968,609   $       341   $   (35,812)   $15,933,138
                                ===========   ===========   ===========    ===========

         At December  31,  1998,  available-for-sale  securities  consist of the following:
                                                 Gross         Gross
                                               Unrealized    Unrealized     Estimated
                                Cost             Gains         Losses       Fair Value
                             ------------    ------------   ------------    ------------
Corporate notes ..........   $  9,337,751    $     45,080   $     (7,020)   $  9,375,811
U.S. government notes ....      3,996,252           9,293           --         4,005,545
Time deposits ............        227,500            --             --           227,500
Money market .............      1,463,698            --             --         1,463,698
                             ------------    ------------   ------------    ------------
Total available-for-sale
   securities ............     15,025,201          54,373         (7,020)     15,072,554
Less amounts classified as
   cash equivalents ......     (1,463,698)           --             --        (1,463,698)
                             ------------    ------------   ------------    ------------
Total investments ........   $ 13,561,503    $     54,373   $     (7,020)   $ 13,608,856
                             ============    ============   ============    ============



         The amortized cost and estimated fair value of available-for-sale securities at December 31, 1999, by contractual maturity, were as follows:

                                                             Estimated
                                                 Cost       Fair Value
                                              -----------   -----------
Due in 1 year or less .....................   $10,994,515   $10,970,718
Due in 1 - 3 years ........................     4,974,094     4,962,420
                                              -----------   -----------
Total available-for-sale securities .......    15,968,609    15,933,138
Less amounts classified as cash equivalents          --            --
                                              -----------   -----------
Total investments .........................   $15,968,609   $15,933,138
                                              ===========   ===========

         There have been no significant realized gains or losses on the sale of available-for-sale securities for the years ended December 31, 1999 and 1998.

3.       Property and Equipment

         Property and equipment consist of the following:
                                                              December 31,
                                                 ------------------------------------------
                                                     1999           1998      Delete column
                                                 -----------    -----------    -----------
Furniture and fixtures .......................   $   163,965    $   145,395    $    49,702
Office equipment .............................       136,287        100,872         39,142
Laboratory equipment .........................       553,724        373,767         65,310
Leasehold improvements .......................     2,875,504      2,369,890          3,610
                                                 -----------    -----------    -----------
                                                   3,729,480      2,989,924        157,764
Less accumulated depreciation and amortization      (580,096)      (159,116)      (144,101)
                                                 -----------    -----------    -----------
                                                 $ 3,149,384    $ 2,830,808    $    13,663
                                                 ===========    ===========    ===========


4        Note Payable

         In June 1998, the Company entered into a loan agreement with a bank to provide up to $4.5 million through December 1999 with interest expense rates equal to the bank's prime rate plus one percentage point. The Company is required to repay the principal amount borrowed in 48 equal monthly installments ending in July 2003. In December 1999, the loan was amended to include a revolving credit line allowing the Company to pay down principal balances at any time or increase its borrowing up to a maximum of $5.0 million at an interest rate equal to the bank's prime rate plus one percentage point (9.5% at December 31, 1999). The fair value of the note payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying value of the note approximates its fair value. As of December 31, 1999, a total of $4.0 million is outstanding under the arrangement and $1.0 million is available. The note is secured by all of Cellegy's assets and requires the Company to maintain certain financial covenants, all of which were met as of December 31, 1999.

5.       Lease Commitments

         The Company leases its facilities and equipment under non-cancelable operating leases. Future minimum lease payments, net of future minimum sublease rentals at December 31, 1999, are as follows:

                                                     Lease
                                                  Commitments
                         Lease       Sublease   Net of Sublease
                      Commitments     Rentals       Rentals
                      -----------   -----------   -----------
2000 ..............   $ 1,777,472   $   930,420       847,052
2001 ..............     1,667,672       852,217       815,455
2002 ..............     1,539,310          --       1,539,310
2003 ..............     1,514,832          --       1,514,832
2004 ..............     1,553,220          --       1,553,220
2005 and thereafter     6,620,328          --       6,620,328
                      -----------   -----------   -----------
                      $14,672,834   $ 1,782,637   $12,890,197
                      ===========   ===========   ===========

         Rental expense was $1,815,502, $437,245, and $362,532 for the years ended December 31, 1999, 1998, and 1997, respectively. For the year ended December 31, 1999, such lease expense included $141,879 of facility operating lease commitment, and $302,720 in equipment lease. The Company received a sublease income of $824,844 during the year ended December 31, 1999.

6.       401(K) Plan

         The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate on their first day of employment with the Company. Under the plan, employees may contribute up to 15% of salaries per year subject to statutory limits. The Company provides a matching contribution equal to 25% of the employee's rate of contribution, up to a maximum contribution rate of 4%.

7.       Shareholders' Equity

Convertible Series A Preferred Stock Offering

         For the year ended December 31, 1997, the Company had non-cash preferred dividends of $34,740 reflecting the 8% per annum mandatory preferred dividends of the Series A preferred stock which was originally issued as part of a financing completed in April 1996.

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

Follow-on Public Offering

         On November 24, 1997, the Company completed a public offering of 2,012,500 shares of common stock at $7.50 per share. Net proceeds were $13,764,069.

Private Placement of Public Equity

         On July 30, 1999, Cellegy completed a private placement of 1,616,000 shares of common stock at a price of $6.25 per share to a small group of institutional investors and the Company's President and Chief Executive Officer. Net proceeds were $10,038,000.

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

Warrants

         The Company has the following warrants outstanding to purchase common stock at December 31, 1999:

         Number of      Exercise Price      Date             Expiration
           Shares          per Share        Issued              Date
       -------------    -------------   ---------------   -------------------
           35,496           $4.51        October 1994      December 31, 2000
            4,005            0.01        February 1995     December 31, 2000
          341,328            7.81        February 1995     December 31, 2000
           44,374            9.02        March 1995        December 31, 2000
           29,000            5.19        August 1995       December 31, 2000
          115,000           10.31        August 1995       August 11, 2000
           57,500           15.47        August 1995       August 11, 2000
          661,250            9.38        August 1995       August 11, 2000
           12,400            7.23        April 1996        April 18, 2001
           94,063            9.75        November 1997     November 24, 2002
           12,000            4.00        January 1999      January 19, 2001
            2,000            4.69        January 1999      June 2, 2000
           20,000            8.25        September 1999    December 31, 2001
        ---------
        1,428,416
        =========

         Included in the table above are warrants to acquire 661,250 shares of common stock at a price of $9.38 per share that were issued in connection with the Company's initial public offering. The warrants are exercisable at any time unless previously redeemed by August 11, 2000. The Company may redeem the warrants, in whole or in part, at any time upon at least thirty days prior written notice to the warrant holders at a price of $0.05 per warrant provided that the closing price of the common stock has been at least $12.50 for at least ten consecutive trading days ending on a date within 30 days before the date of the notice of redemption. No warrants have been redeemed through December 31, 1999.

Stock Option Plans

         In 1995, the Company adopted the Equity Incentive Plan (the "Plan") to provide for the issuance of incentive stock options and non-statutory stock options. When the Plan was established, the Company reserved 700,000 shares for issuance. In 1996, 1997 and 1998, an additional 300,000 shares, 450,000 shares, and 1,000,000 shares were reserved for issuance under the Plan, respectively. Under the Plan, incentive stock options may be granted at a price per share of not less than the fair market value of common stock on the date of grant. Nonqualified options may be granted at a price per share of not less than 85% of fair market value on the date of grant. Options are exercisable to the extent vested. The Compensation Committee of the Board establishes the vesting schedules.

Director's Stock Option Plan

         In 1995, the Company adopted the 1995 Director's Stock Option Plan (the "Director's Plan") to provide for the issuance of non-qualified stock options to eligible outside Directors. When the Plan was established, the Company reserved 150,000 shares for issuance which is the current reserve share balance. Nonqualified options are granted at fair market value on the date of the grant. Options are issued to new Directors when they join the Board and subsequent annual grants are issued to active Directors. Options are exercisable to the extent vested.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)

         Activity under the Plan is summarized as follows:

                                 Shares          Price         Weighted
                                  Under          Range         Average
                                 Option        Per Share    Exercise Price
                               ----------    -------------   -----------

Balance at January 1, 1997 .      996,345    $0.45 - $8.25       $4.34
         Granted ...........      430,500    $3.00 - $8.81       $5.17
         Canceled ..........     (213,371)   $3.07 - $8.25       $5.58
         Exercised .........     (132,138)   $0.45 - $5.69       $2.74
                               ----------
Balance at December 31, 1997    1,081,336    $0.46 - $8.81       $4.62
         Granted ...........      544,000    $3.25 - $8.50       $6.68
         Canceled ..........      (46,344)   $3.07 - $8.25       $6.19
         Exercised .........      (35,564)   $0.46 - $5.50       $3.46
                               ----------
Balance at December 31, 1998    1,543,428    $0.46 - $8.81       $5.32
         Granted ...........      905,100    $3.69 - $6.25       $4.13
         Canceled ..........     (124,655)   $3.62 - $8.81       $5.14
         Exercised .........     (136,110)   $0.46 - $7.25       $5.18
                               ----------
Balance at December 31, 1999    2,187,763    $0.46 - $8.81       $4.82


         At December 31, 1999, options to purchase 811,026 shares of common stock were vested and exercisable at exercise prices ranging from $0.46 to $8.81 per share. At December 31, 1999, options to purchase 50,000 shares of common stock at an exercise price of $4.62 per share and 60,000 shares of common stock at an exercise price of $5.12 vest over a period of four years but are subject to earlier vesting if certain performance criteria are met. At December 31, 1999, there were 12,000 shares of common stock at an exercise price of $3.75 per share which vest in the year of 2002 but are subject to earlier vesting if certain performance criteria are met. At December 31, 1999, 104,127 options to purchase shares of common stock were available for future option grants under the Plan.

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable related to the Plan at December 31, 1999:
                                                Options Outstanding                               Options Exercisable
                               ----------------------------------------------------------- --------------------------------
                                                         Weighted          Weighted                              Weighted
                                                          Average           Average                              Average
                                 Outstanding at          Remaining         Exercise          Exercisable at      Exercise
   Range of Exercise Price     December 31, 1999     Contractual Life        Price          December 31, 1999     Price
   -----------------------     -----------------     ----------------        -----          -----------------     -----
        $0.46 - $3.88 ........        974,703            8.4 years           $3.41               228,263          $2.63
        $4.00 - $6.63 ........        817,560            7.7 years           $5.16               429,718          $5.12
        $7.00 - $8.81 ........        395,500            8.3 years           $7.59               152,378          $7.69
                                    ---------                                                    -------
         Total ...............      2,187,763            8.1 years           $4.82               811,026          $4.91
                                    =========                                                    =======

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)

         Activity under the Directors' Plan is summarized as follows:
                                             Shares                     Price                    Weighted
                                              Under                     Range                    Average
                                             Option                   Per Share               Exercise Price
                                        ------------------        -------------------       -------------------
Balance at January 1, 1997 ............          70,000             $4.50 - $8.50                 $5.22
           Granted ....................           6,000                 $3.25                     $3.25
                                        ------------------
Balance at December 31, 1997 ..........          76,000             $3.25 - $8.50                 $5.07
           Granted ....................          40,000                 $5.50                     $5.50
           Cancelled ..................          (2,000)            $3.25 - $8.50                 $5.88
                                        ------------------
Balance at December 31, 1998 ..........         114,000             $3.25 - $8.50                 $5.20
           Granted  ...................          32,000                 $5.00                     $5.00
           Cancelled ..................         (12,083)            $3.25 - $8.50                 $5.46
           Exercised ..................         (21,417)            $3.25 - $8.50                 $5.12
                                        ------------------
Balance at December 31, 1999 ..........         112,500             $3.25 - $8.50                 $5.13
                                        ==================

         At December 31, 1999, options to purchase 48,543 shares of common stock were vested and exercisable at exercise prices ranging from $3.25 to $8.50 per share. At December 31, 1999, options to purchase 16,833 shares of common stock were available for future option grants under the Directors' Plan.

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable related to the Directors' Plan at December 31, 1999:
                                                Options Outstanding                               Options Exercisable

                             ----------------------------------------------------------- --------------------------------------
                                                         Weighted          Weighted                                Weighted
                                                          Average           Average                                Average
                                 Outstanding at          Remaining         Exercise          Exercisable at        Exercise
Range of Exercise Price        December 31, 1999     Contractual Life        Price          December 31, 1999       Price
-----------------------        -----------------     ----------------        -----          -----------------       -----
            $3.25 .............        4,000             7.4 years           $3.25                  2,000            $3.25
            $4.50 - $5.50......      106,500             8.0 years           $5.14                 45,043            $5.10
            $8.50 .............        2,000             6.4 years           $8.50                  1,500            $8.50
                                     -------                                                       ------
         Total ................      112,500             8.0 years           $5.10                 48,543            $5.13
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

         Pro forma information regarding net loss and net loss per common share is required by FAS 123, which requires that the information be determined as if the Company has accounted for its common stock options granted subsequent to December 31, 1994 under the fair market value method. The fair market value of options granted has been estimated at the date of the grant using a Black-Scholes option-pricing model.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)

         The Company  valued its options  using the following  weighted  average assumptions for the years ended December 31, 1999, 1998 and 1997:
                                                              1999                   1998                  1997
                                                          -------------          -------------         --------------
           Risk-free interest rate .....................     5.54%                  5.14%                  6.20%
           Dividend yield ..............................       0%                     0%                    0%
           Volatility  .................................     0.826                  0.531                  0.487
           Expected life of options in years............      3.7                    4.6                    4.9

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            1999                   1998                   1997
                                                      -----------------      -----------------      -----------------
        Pro forma net loss applicable to common
           shareholders ............................     $(10,612,716)          $ (8,220,952)          $ (8,221,875)
        Pro forma basic and diluted net loss per
           share applicable to common shareholders .     $      (0.97)          $      (0.81)          $      (1.23)

         The weighted average grant date fair value of options granted during the years ended December 31, 1999, 1998, and 1997 was $2.47, $2.88, and $2.57,
respectively.

         The effects of applying FAS 123 pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Shares reserved

         As of December 31, 1999, the Company has reserved shares of common stock for future issuance as follows:

Warrants .....................          1,428,416
Stock Option Plans ...........          2,421,223
Neptune Agreement (see note 7)          1,537,191
                                        ---------
Total ........................          5,386,830
                                        =========

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)

8.       Product Acquisitions

         In December 1997, the Company acquired patent and related intellectual property rights relating to "Anogesic" (the "Anogesic Acquisition"), a topical product candidate for the treatment of anal fissures and hemorrhoids from Neptune Pharmaceuticals Corporation. Under the terms of the Agreement, the Company issued 429,752 shares of common stock to Neptune on December 31, 1997. Upon the signing of a letter of intent on November 3, 1997, 33,057 shares of common stock were issued to Neptune. No additional shares have been issued to Neptune through December 31, 1999. The Agreement calls for a series of additional payments, payable in shares of common stock, upon successful completion of various milestones which, if achieved, would occur over the next several years. Depending on several factors, including the market price of the common stock, such payments could result in issuance of a significant number of shares of common stock. Future potential milestones payable in Cellegy common stock could result in the issuance of an additional 1,388,000 shares of Cellegy common stock. The Agreement does not provide for the payment by the Company of any future product royalties in connection with sales of Anogesic.

9.       License Agreements

         In November 1996, the Company entered into an agreement with Glaxo Wellcome Inc. ("Glaxo") for licensing rights to Glylorin, Cellegy's compound for the treatment of ichthyoses. Under the terms of the agreement, Cellegy provided Glaxo with an exclusive license of patent rights and know-how covering Glylorin in most of the world's major markets. In exchange for this license, the Company received from Glaxo an initial license fee payment. In October 1999, Cellegy and Glaxo terminated the license agreement with the return to Cellegy of Glylorin product rights.

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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)

10.       Income Taxes

         At December 31, 1999, the Company has net operating loss carryforwards of approximately $32,400,000 and $9,700,000 for federal and state purposes, respectively. The federal net operating loss carryforwards expire between the years 2004 and 2019. The state net operating loss carryforward expire between the years 2000 and 2004. At December 31, 1999, the Company also has research and development credit carryforwards of approximately $900,000 and $400,000 for federal and state purposes, respectively. The federal credits expire between the years 2006 and 2019. Pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research and development tax credit carryforwards may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows

                                                         December 31,
                                             ----------------------------------
                                                 1999                  1998
                                             ------------          ------------
Deferred tax assets:
   Net operating loss carryforwards          $ 11,600,000          $  8,600,000
   Credit carryforwards ...........             1,100,000               700,000
   Capitalized intangibles ........             2,400,000             2,200,000
   Other, net                                        --                (200,000)
                                             ------------          ------------
Total deferred tax assets .........            11,300,000            15,100,000
Valuation allowance ...............           (15,100,000)          (11,300,000)
                                             ------------          ------------
Net deferred tax assets ...........          $       --            $       --
                                             ============          ============

         The valuation allowance for deferred tax assets 1998 and 1997 increased by approximately $4,100,000 and $1,800,000 during the years ended December 31, 1998 and 1997, respectively.

11.      Segment Reporting

         The Company has two business segments: pharmaceuticals and cosmeceuticals. Pharmaceuticals includes primarily research and development expenses for potential prescription products to be marked directly by the Company or through corporate partners. Current pharmaceutical revenues consist primarily of SBIR grant funding. The Company expects to complete other corporate collaborations in the future for a number of its potential pharmaceutical products, which may result in milestones, development funding and royalties on sales. Cellegy expects to generate future revenues on potential products it intends to self-market.

         The cosmeceutical business segment includes primarily development expenses for non-prescription anti-aging products. Using related technologies, Cellegy is currently incurring development expenses and receiving all of its product sales from one customer, Gryphon Development, Inc., which is selling product through a major specialty retailer exclusively in the United States.

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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)

         The Company's segments are business units that will, in some cases, distribute products to different types of customers through different marketing programs. The potential future sales of cosmeceutical products requires a significantly different marketing effort than sales of pharmaceutical products to physicians and other traditional pharmaceutical distribution channels. Pharmaceutical products require more extensive clinical testing and ultimately regulatory approval by the FDA and other worldwide health registration agencies, requiring more a extensive level of development, manufacturing and compliance than a cosmeceutical product.

         The  following  table  contains  information   regarding  revenues  and
operating income (loss) of each business segment for the years ended December 31, 1999, 1998, and 1997:

                                          Years ended December 31,
                                  -------------------------------------------
                                      1999            1998           1997
                                  -----------     -----------    -----------
Revenues:
         Pharmaceuticals .......  $   147,279     $   373,750    $   827,695
         Cosmeceuticals ........      897,859         457,970           --
                                  -----------     -----------    -----------
                                  $ 1,045,138     $   831,720    $   827,695
                                  ===========     ===========    ===========
Loss from Operations:
         Pharmaceuticals .......  $(9,888,212)    $(8,011,630)   $(8,066,973)
         Cosmeceuticals ........       85,914        (423,078)      (343,030)
                                  -----------     -----------    -----------
                                  $(9,802,298)    $(8,434,708)   $(8,410,003)
                                  ===========     ===========    ===========

                                     PART IV

ITEM 14:        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Exhibits
     --------
                  (a) The following exhibits are attached hereto or incorporated herein by reference:


   Exhibit
   Number         Exhibit Title
   -------        -------------

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

        10.4 Amended and Restated Registration Rights Agreement dated April 10, 1992. (Incorporated by reference to Exhibit 10.11 to the SB-2.)

       *10.5      1992 Stock Option Plan.  (Incorporated by reference to Exhibit
                  10.12  to  the  SB-2.)

        10.6 Secured Debenture and Warrant Purchase Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.13 to the SB-2.)

        10.7 Amended and Restated Registration Rights Agreement dated as of February 10, 1995. (Incorporated by reference to Exhibit 10.14 to the SB-2.)

   Exhibit
   Number         Exhibit Title
   -------        -------------

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

       10.17 Termination of Exclusive Licensing Agreement between the Company and Glaxo Wellcome Inc. dated October 15, 1999.

       23.1       Consent of Ernst & Young LLP, Independent Auditors.

       24.1       Power of Attorney (See signature page.)

       27.1       Financial Data Schedule.

----------------
* Represents a management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     One report on Form 8-K was filed by the Company on 12/1/99 reporting on the results of the Phase III Anogesic trial.

     (c) Financial Statement Schedules

     All schedules are omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 14th day of March, 2000.

                                  CELLEGY PHARMACEUTICALS, INC.

                                  By:    /s/  K. MICHAEL FORREST
                                         ---------------------------------------
                                           K. Michael Forrest
                                           President and Chief Executive Officer

                                Power of Attorney

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

     Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, as amended,  this report has been signed by the following persons in the capacities and on the dates indicated.
                             Name                                       Title                             Date
Principal Executive Officer:

    /s/               K. MICHAEL FORREST             President, Chief Executive Officer and          March 14, 2000
--------------------------------------------         Director
K. Michael Forrest


Principal Financial Officer
and Principal Accounting Officer:

    /s/               A. RICHARD JUELIS              Vice President, Finance, Chief Financial        March 14, 2000
--------------------------------------------         Officer and Secretary
                      A. Richard Juelis


Directors:

    /s/            CARL R. THORNFELDT, M.D.          Chairman of the Board of Directors              March 14, 2000
--------------------------------------------
                   Carl R. Thornfeldt, M.D.

    /s/                 JACK L. BOWMAN               Director                                        March 14, 2000
--------------------------------------------
                        Jack L. Bowman

    /s/               TOBI B. KLAR, M.D.             Director                                        March 14, 2000
--------------------------------------------
                      Tobi B. Klar, M.D.

    /s/           RONALD J. SALDARINI, PH.D.         Director                                        March 14, 2000
--------------------------------------------
                 Ronald J. Saldarini, Ph.D.d

    /s/                ALAN A. STEIGROD              Director                                        March 14, 2000
--------------------------------------------
                       Alan A. Steigrod

    /s/                 LARRY J. WELLS               Director                                        March 14, 2000
--------------------------------------------
                        Larry J. Wells

                                       27

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    EXHIBITS

                                       to

                                    Form 10-K



                                      Under

                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                          CELLEGY PHARMACEUTICALS, INC.