Form 10-Q
period 2000-03-31
CELLEGY PHARMACEUTICALS INC
filed 2000-04-26
CIK 887247

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock at March 31, 2000 was 12,078,118.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheets as of March 31, 2000 and
          December 31, 1999 ................................................   3

          Condensed Statements of Operations for three months ended
          March 31, 2000 and 1999, and the period from June 26, 1989
          (inception) through March 31, 2000 ...............................   4

          Condensed Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999, and the period from
          June 26, 1989 (inception) through March 31, 2000 .................   5

          Notes to Condensed Financial Statements ..........................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................   7

Item 3.   Quantitative and Qualitative Disclosure of Market Risk ...........   9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings ................................................  10

Item 2.   Changes in Securities and Use of Proceeds ........................  10

Item 3.   Defaults Upon Senior Securities ..................................  10

Item 4.   Submission of Matters to a Vote of Security Holders ..............  10

Item 5.   Other Information ................................................  10

Item 6.   Exhibits and Reports on Form 8-K .................................  10

Signature(s) ...............................................................  11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                            Condensed Balance Sheets

                             (Amounts in thousands)

                                                             March 31, 2000   December 31, 1999
                                                                --------          --------
                                                               (Unaudited)        (Note 1)
Assets
Current assets:
  Cash and cash equivalents ................................    $  1,291          $    804
  Short-term investments ...................................      12,319            10,971
  Prepaid expenses and other current assets ................         680             1,026
                                                                --------          --------
Total current assets .......................................      14,290            12,801
Long-term investments ......................................         992             4,963
Property and equipment, net ................................       3,056             3,149
                                                                --------          --------
Total assets ...............................................    $ 18,338          $ 20,913
                                                                ========          ========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities .................    $    500          $    475
  Accrued research fees ....................................         178               239
  Accrued compensation and related expenses ................         148               106
  Current portion of note payable ..........................         930             1,153
                                                                --------          --------
Total current liabilities ..................................       1,756             1,973
Long-term portion of note payable ..........................       2,172             2,882
Other long-term liabilities
 ...........................................................         240               219
Shareholders' equity:
  Common stock, no par value; 20,000,000 shares authorized:
    12,078,118 shares issued and outstanding at March 31,
    2000 and 12,010,242 shares issued and outstanding at
    December 31, 1999 ......................................      55,598            55,368
  Accumulated other comprehensive income/(loss) ............         (20)              (35)
  Deficit accumulated during the development stage .........     (41,408)          (39,494)
                                                                --------          --------
  Total shareholders' equity ...............................      14,170            15,839
                                                                --------          --------
Total liabilities and shareholders' equity .................    $ 18,338          $ 20,913
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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                       Condensed Statements of Operations

                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                                     Period from
                                                                                    June 26, 1989
                                                                                     (inception)
                                                       Three Months Ended March 31,    through
                                                          --------------------         March 31,
                                                            2000        1999             2000
                                                          --------    --------         --------
Revenues:
  Licensing, milestone, and development funding ......    $     --    $     42         $  2,697
  Government grants ..................................          52          --              482
  Product sales ......................................         478         318            1,834
                                                          --------    --------         --------
Total revenues .......................................         530         360            5,013
Costs and expenses:
  Cost of product sales ..............................         105          95              488
  Research and development ...........................       1,860       2,324           29,402
  General and administrative .........................         546         727           13,434
  Acquired in-process technology .....................          --          --            3,843
                                                          --------    --------         --------
Total costs and expenses .............................       2,511       3,146           47,167
                                                          --------    --------         --------
Operating loss .......................................      (1,981)     (2,786)         (42,154)
  Interest income (expense) , and other income, net ..          66         116            2,194
                                                          --------    --------         --------
Net loss .............................................      (1,915)     (2,670)         (39,960)
Non-cash preferred dividends .........................          --          --            1,449
                                                          --------    --------         --------
Net loss applicable to common shareholders ...........    $ (1,915)   $ (2,670)        $(41,409)
                                                          ========    ========         ========
Basic and diluted net loss per common share ..........    $  (0.16)   $  (0.26)
                                                          ========    ========
Weighted average common shares outstanding ...........      12,034      10,173
                                                          ========    ========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                       Condensed Statements of Cash Flows

                                   (Unaudited)
                             (Amounts in thousands)

                                                                                                Period from
                                                                                               June 26, 1989
                                                                                                (inception)
                                                                 Three Months Ended March 31,     through
                                                                    --------------------          March 31,
                                                                      2000        1999              2000
                                                                    --------    --------          --------
Operating activities
Net cash used in operating activities .........................     $ (1,425)   $ (3,277)         $(33,951)

Investing activities
Purchase of property and equipment ............................          (24)       (107)           (3,777)
Purchases of investments ......................................           --      (1,500)          (60,525)
Sales and maturities of investments ...........................        2,623       3,523            47,180
                                                                    --------    --------          --------
Net cash provided by (used in) investing activities ...........        2,599       1,916           (17,122)

Financing activities
Proceeds from notes payable ...................................     $     --    $    500          $  8,047
Repayment of notes payable ....................................         (932)         --            (3,508)
Other long-term liabilities ...................................           --          31               219
Net proceeds from issuance of common stock ....................          245          --            35,928
Issuance of convertible preferred stock, net of issuance costs            --          --            11,758
Deferred financing costs ......................................           --          --               (80)
                                                                    --------    --------          --------
Net cash provided by financing activities .....................         (687)        531            52,364
                                                                    --------    --------          --------
Net increase (decrease) in cash and cash equivalents ..........          487        (830)            1,291
Cash and cash equivalents, beginning of period ................     $    804    $  1,611          $     --
                                                                    --------    --------          --------
Cash and cash equivalents, end of period ......................     $  1,291    $    781          $  1,291
                                                                    ========    ========          ========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                     Notes to Condensed Financial Statements

Note 1. - Basis of Presentation

     The accompanying interim condensed financial statements have been prepared by Cellegy in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of operating results for three months ended March 31, 2000 and may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Cellegy's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note 3. - Comprehensive Income

     Accumulated other comprehensive income (loss) presented on the accompanying balance sheet consists of the accumulated net unrealized gain (loss) on available-for-sale investments. Total comprehensive loss for three months ended March 31, 2000 was $1,900,000 compared with $2,641,000 for the same three months ended March 31, 1999.

Note 4. - Segment Reporting

     Cellegy has two business segments: pharmaceuticals and cosmeceuticals. Pharmaceuticals include primarily research and development expenses for potential prescription products to be marketed directly by Cellegy or through corporate partners.

     The cosmeceutical business segment primarily includes development expenses for non-prescription skin care products. Using related technologies, Cellegy is currently incurring development expenses and receiving all of its product sales from one customer, Gryphon Development, Inc., which is selling products through a major specialty store chain exclusively in the United States.

     The following table contains information (amount in thousands) regarding revenues and loss from operating each business segment for the three months ended March 31, 2000 and 1999.

                                                    Three months ended March 31,
                                                      -----------------------
                                                       2000            1999
                                                      -------         -------
Revenues:
  Pharmaceuticals                                     $    52         $    42
  Cosmeceuticals                                          478             318
                                                      -------         -------
                                                          530         $   360
Income / (Loss) from Operations:
  Pharmaceuticals                                     $(2,277)        $(2,780)
  Cosmeceuticals                                          296              (6)
                                                      -------         -------
                                                      $(1,981)        $(2,786)
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

     Cellegy Pharmaceuticals, Inc., a specialty biopharmaceutical company incorporated in California in 1989, is engaged in the development of prescription drugs and high performance skin care products. We are developing several prescription drugs, including Anogesic(R), a nitroglycerin-based product for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel products, Tostrex(TM), for the treatment of male hypogonadism, a condition that affects men, generally above the age of forty, and Tostrelle(TM), for the treatment of diminished sexual energy in menopausal women. We have developed a line of anti-wrinkling cosmeceutical products which we believe will address the skin care needs of an affluent and aging population.

General

     In December 1997, we completed an asset purchase agreement with Neptune Pharmaceutical Corporation ("Neptune") to acquire patent and other intellectual property rights relating to Anogesic. Our expenses relating to Anogesic product development and clinical trials are expected to increase during the remainder of 2000 as a result of a second confirmatory Phase III clinical trial initiated in the first quarter 2000.

     In September 1998, we began initial shipments and product sales of our Intensive Moisturizing formulation to Gryphon Development Inc. ("Gryphon"), the product development arm of a major specialty retailer. This formulation is a key ingredient in a line of healing hand creams sold at the specialty retailer's chain of stores in the United States.

     In July 1999, we completed a $10.1 million private placement of 1.6 million
shares  of  common  stock.   Participants   in  the  offering   included   three
institutional investors and our President and Chief Executive Officer.

     In October 1999, Cellegy and Glaxo Welcome terminated a license agreement with the return to us of all Glylorin(TM) product rights and with no further financial obligations by either party. We do not currently intend to develop Glylorin on our own, but will seek an appropriate partner for certain geographic territories to develop the product in exchange for possible contract payments and royalties on future sales.

     In April 2000, Cellegy entered into an agreement with the Australian company, Quay Pharmaceuticals PTY. LTD., to acquire all of Quay's assets relating to Rectogesic(R) (nitroglyerin ointment) for a combination of Cellegy stock, warrants and cash. The acquisition is subject to final completion of due diligence by Cellegy.

Results of Operations

     Revenues. Cellegy had revenues of $530,000 and $360,000 for the three months ended March 31, 2000 and 1999, respectively. During the first three months of March 2000, revenues consisted of $478,000 in product sales to Gryphon, the development subsidiary of a major specialty retailer, and $52,000 in development funding associated with a Small Business Innovation Research ("SBIR") grant from the National Institutes of Health. During the first three months of 1999, revenues consisted of $318,000 in product sales to Gryphon and $42,000 development funding from Glaxo. There is no assurance that further orders for our Intensive Moisturizer will be forthcoming during the second quarter of 2000. Revenues from sales of the newly acquired Rectogesic product in Australia will be minimal during the second quarter of 2000.

     Research and Development Expenses. During the first quarter of 2000 and 1999, research and development expenses were $1,860,000 and $2,324,000, respectively. Higher expenses for the first quarter of 1999 were due primarily to costs associated with Cellegy's Phase III clinical trial studying Anogesic for the treatment of anal fissures. Research expenses are expected to increase during the remainder of 2000 due primarily to peak activity associated with the Anogesic confirmatory Phase III clinical trial, Phase II trials with Anogesic for the treatment of hemorrhoids and pain following hemorrhoidectomy surgery, as well as, transdermal testosterone gel clinical studies for both men and women.

     General and Administrative Expenses. General and administrative expenses were $546,000 for the three months ended March 31, 2000, compared with $727,000 for the same period last year. The decrease was primarily due to one-time staffing and relocation expenses, as well as, higher lease expenses in 1999 associated with our new facility. General and administrative expenses are expected to increase in the future resulting from our corporate development programs and in support of marketing and promotional expenses associated with expected sales efforts relating to Rectogesic in Australia.

     Interest Income (Expense), and other Income, Net. The Company earned $68,000 in net interest income for the three months ended March 31, 2000, compared with $116,000 for the same period last year. Interest income earned decreased during the first quarter of 2000 due to lower average investment balances, and interest expenses increased due to a higher lending rate associated with our bank loan. We expect net interest income to decrease in the next quarter.

     Net Loss. The net loss applicable to common shareholders was $1,915,000 or $0.16 per share for the three months ended March 31, 2000 based on 12,034,000 weighted average shares outstanding, compared with a net loss of $2,670,000 or $0.26 per share for the same period in the prior year, when 10,173,000 weighted average shares were outstanding.

Liquidity and Capital Resources

     Cellegy has experienced net losses and negative cash flow from operations each year since its inception. Through March 31, 2000, we have incurred an accumulated deficit of $41.4 million and had consumed cash from operations of $33.9 million. Our equity financing included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a secondary public offering of common stock in November 1997 and $10.0 million in net proceeds from a private placement of common stock in July 1999. Our cash and investments were $14.6 million at March 31, 2000, compared with $16.7 million at December 31, 1999. The decrease in cash and investments was principally due to net cash used in operating activities.

     Cellegy's operations have and will continue to use substantial amounts of cash. We have no current source of significant ongoing revenues or capital beyond existing cash and investments and the current product sale agreement with Gryphon Development. We have an existing $5.0 million credit line with our bank with a current available balance of $1.9 million. In order to complete the research and development and other activities necessary to commercialize our products, additional financing will be required. Our future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes to our existing research relationships, our ability to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing.

     In the course of our development activities, we have incurred significant losses and expect to incur substantial additional development costs. As a result, we will require additional funds to finance operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for us to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs. We believe that available cash resources and the interest thereon will be adequate to satisfy our capital needs through at least December 31, 2000.

Factors That May Affect Future Operating Results

     This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including, but not limited to, statements concerning the completion of clinical trials, particularly the Company's ongoing Phase III trial using Anogesic(R), the timing of planned regulatory filings, the applicability of drug and cosmetic laws and regulations to Cellegy's products, the scope of our patent coverage, anticipated expenditures and the need for additional funds. The factors discussed in Cellegy's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating our business and prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. Over 70% of our securities will mature by the end of 2000. We believe that potential near-term losses in future earnings, fair values or cash flows related to their investment portfolio would not be significant. Cellegy has a long-term note payable outstanding with an interest rate that currently varies with the lender's prime rate.

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

                                        CELLEGY PHARMACEUTICALS, INC.


Date: April _____, 2000
                                        ----------------------------------------
                                        K. Michael Forrest
                                        President and Chief Executive Officer


Date: April ______, 2000
                                        ----------------------------------------
                                        A. Richard Juelis
                                        Vice President, Finance and
                                        Chief Financial Officer