Form 10-Q
period 2000-06-30
CELLEGY PHARMACEUTICALS INC
filed 2000-08-02
CIK 887247

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes ____X______    No __________

The number of shares outstanding of the registrant's common stock at July 31, 2000 was 12,255,864.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

                                                                           Page

PART   I           FINANCIAL INFORMATION

Item 1.            Financial Statements ( Unaudited )

                   Consolidated  Balance  Sheets  as of June  30,
                   2000 and December 31, 1999 .............................    3

                   Consolidated   Statements  of  Operations  for
                   three and six months  ended June 30,  2000 and
                   1999,  and  the  period  from  June  26,  1989
                   (inception) through June 30, 2000 ......................    4

                   Consolidated  Statements of Cash Flows for the
                   six months  ended June 30, 2000 and 1999,  and
                   the  period  from  June 26,  1989  (inception)
                   through June 30, 2000 ..................................    5

                   Notes to Consolidated Financial Statements .............    6

Item 2.            Management's  Discussion  and  Analysis of
                   Financial  Condition and Results of Operations .........    7

Item 3.            Quantitative  and  Qualitative  Disclosure  of
                   Market Risk ............................................   10

PART II            OTHER INFORMATION

Item 1.            Legal Proceedings ......................................   10

Item 2.            Changes in Securities and Use of Proceeds ..............   10

Item 3.            Defaults Upon Senior Securities ........................   10

Item 4.            Submission  of Matters  to a Vote of  Security
                   Holders ................................................   10

Item 5.            Other Information ......................................   10

Item 6.            Exhibits and Reports on Form 8-K .......................   11

Signature(s) ..............................................................   11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                           Consolidated Balance Sheets

                             (Amounts in thousands)


                                                                                       June 30, 2000          December 31, 1999
                                                                                    --------------------    ----------------------
                                                                                        (Unaudited)              ( Note 1 )
   Assets
   Current assets:
        Cash and cash equivalents ..............................................       $    433                   $    804
        Short-term investments .................................................         10,971                     10,284
        Prepaid expenses and other current assets ..............................            956                      1,026
                                                                                       --------                   --------
   Total current assets ........................................................         11,673                     12,801
   Long-term investments .......................................................            989                      4,963
   Property and equipment, net .................................................          2,951                      3,149
   Intangible assets related to acquisition, net of accumulated amortization ...          1,800                       --
                                                                                       --------                   --------
   Total assets ................................................................       $ 17,413                   $ 20,913
                                                                                       ========                   ========


   Liabilities and Shareholders' Equity
   Current liabilities:
        Accounts payable and accrued liabilities ...............................       $    458                   $    475
        Accrued research fees ..................................................            540                        239
        Accrued compensation and related expenses ..............................            119                        106
        Current portion of note payable ........................................          1,013                      1,153
                                                                                       --------                   --------
   Total current liabilities ...................................................          2,130                      1,973
   Long-term portion of note payable ...........................................          2,045                      2,882
   Other long-term liabilities .................................................            283                        219
   Shareholders' equity:
        Common stock, no par value;  20,000,000  shares  authorized:  12,249,264 shares issued and outstanding at June 30, 2000 and 12,010,242 shares
            issued and  outstanding at December 31, 1999 .......................         57,077                     55,368
        Accumulated other comprehensive income/(loss) ..........................            (23)                       (35)
        Deficit accumulated during the development stage .......................        (44,099)                   (39,494)
                                                                                       --------                   --------
        Total shareholders' equity .............................................         12,955                     15,839
                                                                                       --------                   --------
   Total liabilities and shareholders' equity ..................................       $ 17,413                   $ 20,913
                                                                                       ========                   ========

   The  accompanying  notes are an integral  part of these  consolidated  financial statements


                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Consolidated Statements of Operations

                                   (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                                                                                   Period from
                                                                                                                  June 26, 1989
                                                                                                                   (inception)
                                                      Three Months Ended                Six Months Ended              through
                                                           June 30,                         June 30,                  June 30,
                                                      2000             1999            2000          1999               2000
                                                  -----------      -----------    ------------    -----------      -----------
Revenues:
     Licensing, milestone, and development
         funding ................................   $   --          $   --          $   --          $     42           2,697
     Government grants ..........................         20            --                72            --               502
     Product sales ..............................        112             394             590             712           1,946
                                                    --------        --------        --------        --------        --------
Total revenues ..................................        132             394             662             754           5,145
Operating expenses:
     Cost of product sales ......................         31              99             136             194             519
     Research and development ...................      2,293           1,966           4,153           4,290          31,695
     General and administrative .................        672             686           1,218           1,413          14,106
     Acquired in-process technology .............       --              --              --              --             3,843
                                                    --------        --------        --------        --------        --------
Total costs and expenses ........................      2,996           2,751           5,507           5,897          50,163
                                                    --------        --------        --------        --------        --------
Operating loss ..................................     (2,864)         (2,357)         (4,845)         (5,143)        (45,018)
     Interest income (expense), and
          other income, net .....................        174              77             240             193           2,368
                                                    --------        --------        --------        --------        --------
Net loss ........................................     (2,690)         (2,280)         (4,605)         (4,950)        (42,650)
Non-cash preferred dividends ....................       --              --              --              --             1,449
                                                    --------        --------        --------        --------        --------
Net loss applicable to common shareholders
                                                    $ (2,690)       $ (2,280)       $ (4,605)       $ (4,950)       $(44,099)
                                                    ========        ========        ========        ========        ========
Basic and diluted net loss per common
     share ......................................   $  (0.22)       $  (0.22)       $  (0.38)       $  (0.49)
                                                    ========        ========        ========        ========
Weighted average common shares
     outstanding ................................     12,110          10,176          12,072          10,175
                                                    ========        ========        ========        ========



The accompanying notes are an integral part of these consolidated financial statements.


                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Consolidated Statements of Cash Flows

                                   (Unaudited)
                             (Amounts in thousands)


                                                                                                         Period from
                                                                                                        June 26, 1989
                                                                                                         (inception)
                                                                       Six Months Ended June 30,           through
                                                                 -----------------------------------       June 30,
                                                                       2000                1999             2000
                                                                 ---------------      --------------   --------------
Operating activities
Net cash used in operating activities ...........................   $ (4,080)         $ (5,107)         $(36,606)

Investing activities
Purchase of property and equipment ..............................        (38)             (703)           (3,791)
Purchases of investments ........................................       --              (1,500)          (60,525)
Sales and maturities of investments .............................      4,661             6,565            49,218
Purchase of Quay, net of cash acquired ..........................       (368)             --                (368)
                                                                    --------          --------          --------
Net cash provided by (used in) investing activities .............      4,255             4,362           (15,466)


Financing activities
Proceeds from notes payable .....................................   $   --            $  1,280          $  8,047
Repayment of notes payable ......................................       (806)             --              (3,382)
Other long-term liabilities .....................................       --                  31               219
Net proceeds from issuance of common stock ......................        260                 1            35,943
Issuance of convertible preferred stock, net of issuance costs ..       --                --              11,758
Deferred financing costs ........................................       --                --                 (80)
                                                                    --------          --------          --------
Net cash provided by financing activities .......................       (546)            1,312            52,505
                                                                    --------          --------          --------
Net increase (decrease) in cash and cash equivalents ............       (371)              567               433
Cash and cash equivalents, beginning of period ..................   $    804          $  1,611          $   --
                                                                    --------          --------          --------
Cash and cash equivalents, end of period ........................   $    433          $  2,178          $    433
                                                                    ========          ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements

Note 1.   -   Basis of Presentation

         The accompanying interim consolidated financial statements have been prepared by Cellegy in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of operating results for six and three months ended June 30, 2000 and may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For  further  information,   refer  to  the  financial  statements  and
footnotes thereto included in Cellegy's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2.  - Principles of Consolidation

         Our consolidated financial statements include the accounts of Cellegy Australia Pty. Ltd. ("Cellegy Australia") from June 14, 2000, the date of acquisition, which are immaterial.

Note 3.  - Basic and Diluted Net Loss per Share

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

Note 4.  - Comprehensive Income

         Accumulated other comprehensive income (loss) presented on the accompanying balance sheet consists of the accumulated net unrealized gain
(loss) on available-for-sale investments. It has no impact on net loss or on stockholder's equity. Total comprehensive loss for six months ended June 30, 2000 was $4,617,000 compared with $4,994,000 for the same six months ended June 30, 1999. Total comprehensive loss for three months ended June 30, 2000 and June 30, 1999 was $2,693,000 and $2,353,000, respectively.

Note 5.  - Segment Reporting

         Cellegy has two business segments: pharmaceuticals and cosmeceuticals. Pharmaceuticals include primarily research and development expenses for potential prescription products to be marketed directly by us or through corporate partners.

         The cosmeceutical business segment primarily includes development expenses for non-prescription skin care products. Using related technologies, Cellegy is currently incurring development expenses and receiving all of its product sales from one customer, Gryphon Development, Inc., which is selling products exclusively in the United

States through a major specialty store chain.

         The  following  table  contains   information   (amount  in  thousands)
regarding revenues and loss from operating each business segment for the three months ended June 30, 2000 and 1999.

                                       Three months ended June 30,           Six months ended June 30,
                                          2000           1999                 2000              1999

Revenues:
  Pharmaceuticals                     $      32           $    ---          $     84          $      42
  Cosmeceuticals                            100                394               578                712
                                      ---------           ---------         ---------         ---------
                                      $     132           $    394          $    662          $     754
                                      =========           =========         =========         =========
Loss from Operations:
  Pharmaceuticals                     $   (2914)          $ (2,536)         $ (5,191)         $  (5,295)
  Cosmeceuticals                             50                179               346                152
                                      ---------           ---------         ---------         ---------
                                      $  (2,864)          $ (2,357)         $ (4,845)         $  (5,143)
                                      =========           =========         =========         =========
=========================================================================================================


Note 6.   -   Acquisition Activity

         In June 2000, we acquired all assets of the Australian company, Quay Pharmaceuticals Pty. Ltd. ("Quay"), an Australian pharmaceutical company, producing RectogesicTM, a drug similar to Anogesic. The acquired assets consisted of the company's inventory, other tangible assets, and purchased technology. The aggregate value of the 169,224 shares of our unregistered common stock paid to Quay with an estimated value of $977,000, the 171,146 warrants to purchase common stock with an estimated value of $484,000, and cash payments of $369,000 were allocated to the tangible assets, purchased technology, and goodwill based on their estimated fair values on the acquisition date. The recorded intangible assets will be amortized over three to ten years.

Note 7.   -   Intangible Assets

         Intangible assets, including purchased technology associated with the Quay acquisition, are stated at cost and amortized on a straight-line basis over their estimated useful lives of three years. Goodwill, which represents the excess of acquisition cost over the net assets acquired, is being amortized on a straight-line basis over ten years. As of June 30, 2000 accumulated amortization was $30,000.

Item2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         Cellegy Pharmaceuticals, Inc., a specialty biopharmaceutical company incorporated in California in 1989, is engaged in the development of prescription drugs and high performance skin care products. We are developing several prescription drugs, including Anogesic(R), a nitroglycerin-based product for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel products, Tostrex(TM), for the treatment of male hypogonadism, a condition that affects men, generally above the age of forty, and Tostrelle(TM), for the treatment of diminished sexual energy in menopausal women. We have developed a line of anti-wrinkling cosmeceutical products which we believe will address the skin care needs of an aging population.

General

         In December 1997, we completed an asset purchase agreement with Neptune Pharmaceutical Corporation ("Neptune") to acquire patent and other intellectual property rights relating to Anogesic. Our expenses relating to Anogesic product development and clinical trials are expected to increase during the remainder of 2000 as a result of a second Phase III clinical trial initiated in the first quarter 2000 for pain reduction in chronic anal fissures and two Phase II trials for the treatment of hemorrhoids.

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

         In October 1999, Cellegy and Glaxo Welcome ("Glaxo") terminated a license agreement with the return to us of all Glylorin(TM) product rights and with no further financial obligations by either party. We do not currently intend to develop Glylorin on our own, but will seek an appropriate partner for certain geographic territories to develop the product in exchange for possible contract payments and royalties on future sales.

         In March 2000, Cellegy terminated a License Agreement with The Regents of the University of California ("Regents") for Optimal Lipid Formulations ("Invention"). Cellegy has no further interest in the Invention and is re-assigning its rights to the Invention to the Regents. Cellegy believes that the termination of the license will have no material impact.

         On June 14, 2000, Cellegy acquired all the assets of Quay Pharmaceuticals Pty. Ltd, an Australian company producing Rectogesic(TM) (nitroglycerin ointment), a product similar to Anogesic, for a combination of Cellegy stock, warrants and cash. The operations in Australia are incorporated in a wholly owned subsidiary, Cellegy Australia Pty. Ltd. The amortization of technology and goodwill associated with the acquisition was $30,000 for the second quarter and will be approximately $103,000 per quarter for the next two quarters.

Results of Operations

         Revenues. Cellegy had revenues of $662,000 and $754,000 for the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, revenues consisted of $578,000 in product sales to Gryphon Development ("Gryphon") , the development subsidiary of a specialty retailer, $12,000 in Rectogesic sales, and $72,000 in development funding associated with a Small Business Innovation Research ("SBIR") grant from the National Institutes of Health. During the first six months of 1999, revenues consisted of $712,000 in product sales to Gryphon and $42,000 for development funding associated with the Glaxo license agreement.

         Cellegy had revenues of $132,000 and $394,000 for the three months ended June 30, 2000 and 1999, respectively. During the first three months ended June 30, 2000, revenues consisted of $112,000 in product sales to Gryphon and to various distributors in Australia, and $20,000 in development funding associated with the SBIR grant. During the first three months of 1999, revenues consisted of $394,000 consisting exclusively of product sales to Gryphon. Based on purchase orders received, product sales from Gryphon are expected to be approximately $400,000 during the third quarter of 2000. No orders have yet been received for the fourth quarter of 2000.

         Research and Development Expenses. Research and development expenses were $4,153,000 for the six months ended June 30, 2000, compared with $4,290,000 for the same period last year. During the three months ended June 30, 2000 and 1999, research and development spending was $2,293,000 and $1,966,000, respectively. Higher expenses for the second quarter of 2000 were due primarily to costs associated with Cellegy's Phase III clinical trial studying Anogesic for the treatment of anal fissures. Research expenses are expected to increase during the remainder of 2000 due primarily to peak activity associated with the Anogesic confirmatory Phase III clinical trial, Phase II trials with Anogesic for the treatment of hemorrhoids and pain following hemorrhoidectomy surgery, as well as testosterone gel clinical studies for both men and women.

         General and Administrative Expenses. General and administrative expenses were $1,218,000 for the six months ended June 30, 2000, compared with $1,413,000 for the same period last year. We incurred general and administrative expenses of $672,000 and $686,000 for the three months ended June 30, 2000 and 1999, respectively. The decreases for both periods in 2000 were primarily due to one-time staffing and relocation expenses, as well as higher lease expenses in 1999 associated with our new facility. General and administrative expenses are expected to increase in the future resulting from our corporate development programs and in support of marketing and promotional programs for Rectogesic in Australia.

         Interest Income (Expense), and Other Income, Net. Cellegy earned net interest income of $240,000 and $193,000 for the six months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999, we earned net interest income of $174,000 and $77,000, respectively.

         Net Loss. The net loss applicable to common shareholders was $4,605,000 or $0.38 per share for the six months ended June 30, 2000 based on 12,072,000 weighted average shares outstanding, compared with a net loss of $4,950,000 or $0.49 per share for the six months ended June 30, 1999 based on 10,175,000 weighted average shares outstanding, For the three months ended June 30, 2000, the net loss applicable to common shareholders was $2,690,000 or $0.22 per share based on 12,110,000 average shares outstanding compared with a net loss applicable to common shareholders of $2,280,000 or $0.22 per share during the same period in 1999 when 10,176,000 weighted average shares were outstanding.

Liquidity and Capital Resources

         Cellegy has experienced net losses and negative cash flow from operations each year since its inception. Through June 30, 2000, we have incurred an accumulated deficit of $44.1 million and have consumed cash from operations of $36.6 million. Our equity financing included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a secondary public offering of common stock in November 1997 and $10.0 million in net proceeds from a private placement of common stock in July 1999. Our cash and investments were $11.7 million at June 30, 2000, compared with $16.7 million at December 31, 1999. The decrease in cash and investments was principally due to net cash used in operating activities.

         Cellegy's operations have and will continue to use substantial amounts of cash. We have no current source of significant ongoing revenues or capital beyond existing cash and investments, current product sales to Gryphon Development and revenues from Cellegy Australia. We have an existing $5.0 million credit line with our bank with a current available balance of $2.0 million. In order to complete the research and development and other activities necessary to commercialize our products, additional financing will be required. Our future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes to our existing research relationships, our ability to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing.

         In the course of our development activities, we have incurred significant losses and expect to incur substantial additional development costs. As a result, we will require additional funds to finance operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for us to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs. We believe that available cash resources and the interest thereon will be adequate to satisfy our capital needs through at least March 31, 2001.

Factors That May Affect Future Operating Results

         This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including, but not limited to, statements concerning the completion of clinical trials, particularly our ongoing Phase III trials using Anogesic and Tostrex, the timing of planned regulatory filings, the applicability of drug and cosmetic laws and regulations to Cellegy's products, the validity of our patent coverage, the issuance of future patents pending or patents applied for, and the need for additional funds. The factors discussed in Cellegy's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating our business and prospects.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. Over 90% of our securities will mature by the end of 2000. We believe that potential near-term losses in future earnings, fair values or cash flows related to their investment portfolio would not be significant. Cellegy has a long-term note payable outstanding with an interest rate that currently varies with the lender's prime rate.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         None

Item 2.           Changes in Securities and Use of Proceeds

         None

Item 3.           Defaults Upon Senior Securities

         None

Item 4.           Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on May 31, 2000, four matters were submitted to vote of the shareholders: (i) the election of directors; (ii) certain amendments to the Company's 1995 Equity Incentive Plan (the "Plan"); (iii) certain amendments to the Company's 1995 Directors' Stock Option Plan (the "Directors' Plan"); and (iv) the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

         (i) With respect to the election of directors, the following nominees (constituting all of the Company's nominees for election) were elected by the votes indicated:

Nominee                                   For                       Withheld
-------                                                             --------
Jack L. Bowman                         11,255,903                   151,950
K. Michael Forrest                     11,256,303                   151,550
Tobi B. Klar, M.D.                     11,252,903                   154,950
Ronald J. Saldarini, Ph.D.             11,251,503                   156,350
Alan A. Steigrod                       11,259,403                   158,450

Carl R. Thornfeldt, M.D.               11,253,503                   154,350
Larry J. Wells                         11,250,603                   157,250


         (ii) With respect to the amendment of the Plan, 6,621,346 shares voted in favor, 903,499 shares voted against, and 3,883,011 shares were withheld or not voted.

         (iii) With respect to the amendment of the Directors' Plan, 6,803,375 shares voted in favor, 716,830 shares voted against, and 3,887,648 shares were withheld or not voted.

         (iv) With respect to the ratification of Ernst & Young LLP as the Company's independent auditors, 11,298,463 shares voted in favor, 71,685 shares voted against, and 37,705 shares were withheld or not voted.

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K

         On June 14, 2000, we completed our acquisition of the assets of Quay Pharmaceuticals Pty. Ltd. in Australia, and of related intellectual property rights. Quay's sole product is Rectogesic (nitroglycerin ointment), used for the treatment of anal fissures. This acquisition was reported in a Form 8-K filing on June 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CELLEGY PHARMACEUTICALS, INC.


Date:  August 2, 2000
                               -----------------------------------
                               K. Michael Forrest
                               Chairman, President and Chief Executive Officer

Date: August 2, 2000
                               -----------------------------------
                               A. Richard Juelis
                               Vice President, Finance and
                               Chief Financial Officer