Form 10-Q/A
period 2000-06-30
CELLEGY PHARMACEUTICALS INC
filed 2000-08-09
CIK 887247

FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                     CELLEGY PHARMACEUTICALS, INC.

                         INDEX TO FORM 10-Q/A

                                                                            Page
                                                                            ----

PART   I   FINANCIAL INFORMATION

Item 1.    Financial Statements ( Unaudited )

           Consolidated  Balance  Sheets  as  of  June  30,  2000  and
           December 31, 1999 ...............................................   3


           Consolidated  Statements  of  Operations  for three and six months  ended June 30,  2000 and 1999,  and the period from
           June 26, 1989 (inception) through June 30, 2000 .................   4

           Consolidated  Statements  of Cash  Flows for the six months ended June 30, 2000 and 1999,  and the period from June 26,
           1989 (inception) through June 30, 2000 ..........................   5

           Notes to Consolidated Financial Statements ......................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................   7

Item 3.    Quantitative and Qualitative Disclosure of Market Risk...........  10

Signature(s) ...............................................................  11



*** Financial information is being refiled with this amendment to correct a transposition of the "short-term investments" figures in June 30, 2000 and December 31, 1999, on the balance sheet as originally filed.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                           Consolidated Balance Sheets

                             (Amounts in thousands)
                                                                                       June 30, 2000   December 31, 1999
                                                                                       -------------   -----------------
                                                                                        (Unaudited)        ( Note 1 )
Assets
Current assets:
     Cash and cash equivalents ..................................................         $    433          $    804
     Short-term investments .....................................................           10,284            10,971
     Prepaid expenses and other current assets ..................................              956             1,026
                                                                                          --------          --------
Total current assets ............................................................           11,673            12,801
Long-term investments ...........................................................              989             4,963
Property and equipment, net .....................................................            2,951             3,149
Intangible assets related to acquisition, net of accumulated amortization .......            1,800              --
                                                                                          --------          --------
Total assets ....................................................................         $ 17,413          $ 20,913
                                                                                          ========          ========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ...................................         $    458          $    475
     Accrued research fees ......................................................              540               239
     Accrued compensation and related expenses ..................................              119               106
     Current portion of note payable ............................................            1,013             1,153
                                                                                          --------          --------
Total current liabilities .......................................................            2,130             1,973
Long-term portion of note payable ...............................................            2,045             2,882
Other long-term liabilities .....................................................              283               219

Shareholders' equity:
     Common stock, no par value; 20,000,000 shares authorized: 12,249,264 shares issued and outstanding at June 30, 2000 and 12,010,242 shares issued and
         outstanding at December 31, 1999 .......................................           57,077            55,368
     Accumulated other comprehensive income/(loss) ..............................              (23)              (35)
     Deficit accumulated during the development stage ...........................          (44,099)          (39,494)
                                                                                          --------          --------
     Total shareholders' equity .................................................           12,955            15,839
                                                                                          --------          --------
Total liabilities and shareholders' equity ......................................         $ 17,413          $ 20,913
                                                                                          ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Consolidated Statements of Operations

                                   (Unaudited)
                 (Amounts in thousands, except per share amounts)
                                                                                             Period from
                                                                                            June 26, 1989
                                                                                             (inception)
                                               Three Months Ended       Six Months Ended       through
                                                    June 30,                June 30,           June 30,
                                                2000        1999        2000        1999        2000
                                              --------    --------    --------    --------    --------
Revenues:
     Licensing, milestone, and development
         funding ..........................   $   --      $   --      $   --      $     42    $  2,697
     Government grants ....................         20        --            72        --           502
     Product sales ........................        112         394         590         712       1,946
                                              --------    --------    --------    --------    --------
Total revenues ............................        132         394         662         754       5,145
Operating expenses:
     Cost of product sales ................         31          99         136         194         519
     Research and development .............      2,293       1,966       4,153       4,290      31,695
     General and administrative ...........        672         686       1,218       1,413      14,106
     Acquired in-process technology .......       --          --          --          --         3,843
                                              --------    --------    --------    --------    --------
Total costs and expenses ..................      2,996       2,751       5,507       5,897      50,163
                                                          --------    --------    --------    --------
Operating loss ............................     (2,864)     (2,357)     (4,845)     (5,143)    (45,018)
     Interest income (expense),
     and  other income, net ...............        174          77         240         193       2,368
                                              --------    --------    --------    --------    --------
Net loss ..................................     (2,690)     (2,280)     (4,605)     (4,950)    (42,650)
Non-cash preferred dividends ..............       --          --          --          --         1,449
                                              --------    --------    --------    --------    --------

Net loss applicable to common shareholders    $ (2,690)   $ (2,280)   $ (4,605)   $ (4,950)   $(44,099)
                                              ========    ========    ========    ========    ========
Basic and diluted net loss per common share   $  (0.22)   $  (0.22)   $  (0.38)   $  (0.49)
                                              ========    ========    ========    ========
Weighted average common shares outstanding      12,110      10,176      12,072      10,175
                                              ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Consolidated Statements of Cash Flows

                                   (Unaudited)
                             (Amounts in thousands)

                                                                                                         Period from
                                                                                                       June 26, 1989
                                                                                                        (inception)
                                                                        Six Months Ended June 30,          through
                                                                       --------------------------          June 30,
                                                                         2000              1999             2000
                                                                       --------          --------        -----------
Operating activities
Net cash used in operating activities ........................         $ (4,080)         $ (5,107)         $(36,606)

Investing activities
Purchase of property and equipment ...........................              (38)             (703)           (3,791)
Purchases of investments .....................................             --              (1,500)          (60,525)
Sales and maturities of investments ..........................            4,661             6,565            49,218
Purchase of Quay, net of cash acquired .......................             (368)             --                (368)
                                                                       --------          --------          --------
Net cash provided by (used in) investing activities ..........            4,255             4,362           (15,466)

Financing activities
Proceeds from notes payable ..................................         $   --            $  1,280          $  8,047
Repayment of notes payable ...................................             (806)             --              (3,382)
Other long-term liabilities ..................................             --                  31               219
Net proceeds from issuance of common stock ...................              260                 1            35,943
Issuance of convertible preferred stock, net of issuance costs             --                --              11,758
Deferred financing costs .....................................             --                --                 (80)
                                                                       --------          --------          --------
Net cash provided by financing activities ....................             (546)            1,312            52,505
                                                                       --------          --------          --------
Net increase (decrease) in cash and cash equivalents .........             (371)              567               433
Cash and cash equivalents, beginning of period ...............         $    804          $  1,611          $   --
                                                                       --------          --------          --------
Cash and cash equivalents, end of period .....................         $    433          $  2,178          $    433
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

         The accompanying interim consolidated financial statements have been prepared by Cellegy in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of operating results for the six and three months ended June 30, 2000 and may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

Note 2.   - Principles of Consolidation

         Our consolidated financial statements include the accounts of Cellegy Australia Pty Ltd ("Cellegy Australia") from June 14, 2000, the date of acquisition, which are immaterial.

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

                        Three months ended June 30,    Six months ended June 30,
                              2000       1999                2000       1999
Revenues:
         Pharmaceuticals   $    32    $  --               $    84    $    42

         Cosmeceuticals        100        394                 578        712
                           -------    -------             -------    -------
                           $   132    $   394             $   662    $   754
                           =======    =======             =======    =======
Loss from Operations:
         Pharmaceuticals   $ (2914)   $(2,536)            $(5,191)   $(5,295)

         Cosmeceuticals         50        179                 346        152
                           -------    -------             -------    -------
                           $(2,864)   $(2,357)            $(4,845)   $(5,143)
                           =======    =======             =======    =======
================================================================================

Note 6.   -   Acquisition Activity

         In June 2000, we acquired all assets of the Australian company, Quay Pharmaceuticals Pty Ltd ("Quay"), an Australian pharmaceutical company producing Rectogesic(TM), a drug similar to Anogesic. The acquired assets consisted of the company's inventory, other tangible assets, and purchased technology. The aggregate value of the 169,224 shares of our unregistered common stock paid to Quay with an estimated value of $977,000, the 171,146 warrants to purchase common stock with an estimated value of $484,000, and cash payments of $369,000 were allocated to the tangible assets, purchased technology, and goodwill based on their estimated fair values on the acquisition date. The recorded intangible assets will be amortized over three to ten years.

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

     In March 2000, Cellegy terminated the License Agreement with the Regents of the University of California ("Regents") for Optimal Lipid Formulations ("Invention"). Cellegy has no further interest in the Invention and is re-assigning its rights to the Invention to the Regents. Cellegy believes that the termination of the license will have no material impact.

     On June 14, 2000, Cellegy acquired all the assets of Quay Pharmaceuticals Pty Ltd, an Australian company producing Rectogesic(TM) (nitroglycerin ointment), a product similar to Anogesic, for a combination of Cellegy stock, warrants and cash. The operations in Australia are incorporated in a wholly owned subsidiary, Cellegy Australia Pty Ltd. The amortization of technology and goodwill associated with the acquisition was $30,000 for the second quarter and will be approximately $103,000 per quarter for the next two quarters.

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

     Cellegy had revenues of $132,000 and $394,000 for the three months ended June 30, 2000 and 1999, respectively. During the three months ended June 30, 2000, revenues consisted of $112,000 in product sales to Gryphon and to various distributors in Australia, and $20,000 in development funding associated with the SBIR grant. During the three months ended June 30, 1999, revenues of $394,000 consisted exclusively of product sales to Gryphon. Based on purchase orders received, product sales from Gryphon are expected to be approximately $400,000 during the third quarter of 2000. No orders have yet been received for the fourth quarter of 2000.

     Research and Development Expenses. Research and development expenses were $4,153,000 for the six months ended June 30, 2000, compared with $4,290,000 for the same period last year. During the three months ended June

30, 2000 and 1999, research and development spending was $2,293,000 and $1,966,000, respectively. Higher expenses for the second quarter of 2000 were due primarily to costs associated with Cellegy's Phase III clinical trial studying Anogesic for the treatment of anal fissures. Research expenses are expected to increase during the remainder of 2000 due primarily to peak activity associated with the Anogesic Phase III clinical trial, Phase II trials with Anogesic for the treatment of hemorrhoids and pain following hemorrhoidectomy surgery, as well as testosterone gel clinical studies for both men and women.

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

     Net Loss. The net loss applicable to common shareholders was $4,605,000 or $0.38 per share for the six months ended June 30, 2000 based on 12,072,000 weighted average shares outstanding, compared with a net loss of $4,950,000 or $0.49 per share for the six months ended June 30, 1999 based on 10,175,000 weighted average shares outstanding. For the three months ended June 30, 2000, the net loss applicable to common shareholders was $2,690,000 or $0.22 per share based on 12,110,000 average shares outstanding compared with a net loss applicable to common shareholders of $2,280,000 or $0.22 per share during the same period in 1999 when 10,176,000 weighted average shares were outstanding.

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

Factors That May Affect Future Operating Results

     This Quarterly Report on Form 10-Q/A contains forward-looking statements which involve risks and uncertainties, including, but not limited to, statements concerning the completion of clinical trials, particularly our ongoing Phase III trials using Anogesic and Tostrex, the timing of planned regulatory filings, the applicability of drug and cosmetic laws and regulations to Cellegy's products, the validity of our patent coverage, the issuance of future patents pending or patents applied for, and the need for additional funds. The factors discussed in Cellegy's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating our business and prospects.

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

                                          CELLEGY PHARMACEUTICALS, INC.


Date: August 9, 2000                      /s/ A. Richard Juelis
                                          --------------------------------------
                                          A. Richard Juelis
                                          Vice President, Finance and
                                          Chief Financial Officer