Form 10-Q
period 2000-09-30
CELLEGY PHARMACEUTICALS INC
filed 2000-11-03
CIK 887247

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                      -------
The number of shares outstanding of the registrant's common stock at October 31, 2000 was 13,772,831.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q
                                                                                    Page
                                                                                    ----

PART   I            FINANCIAL INFORMATION
Item 1.             Financial Statements ( Unaudited )

                    Consolidated  Balance  Sheets as of  September  30, 2000 and
                    December 31, 1999...........................................      3

                    Consolidated  Statements  of  Operations  for three and nine months  ended  September  30, 2000 and 1999,  and the period
                    from June 26, 1989 (inception) through September 30, 2000...      4

                    Consolidated  Statements  of Cash Flows for the nine  months ended  September 30, 2000 and 1999, and the period from June
                    26, 1989 (inception) through September 30, 2000.............      5

                    Notes to Consolidated Financial Statements..................      6

Item 2.             Management's  Discussion and Analysis of Financial Condition
                    and Results of Operations...................................      8

Item 3.             Quantitative and Qualitative Disclosure of Market Risk......     10

PART II             OTHER INFORMATION

Item 1.             Legal Proceedings...........................................     10

Item 2.             Changes in Securities and Use of Proceeds...................     10

Item 3.             Defaults Upon Senior Securities.............................     10

Item 4.             Submission of Matters to a Vote of Security Holders.........     11

Item 5.             Other Information...........................................     11

Item 6.             Exhibits and Reports on Form 8-K............................     11

Signature(s)....................................................................     12


                                                   PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                     Consolidated Balance Sheets

                                                       (Amounts in thousands)

                                                                                    September 30, 2000         December 31, 1999
                                                                                  -----------------------    ----------------------
                                                                                        (Unaudited)                 (Note 1)
Assets
Current assets:
     Cash and cash equivalents .................................................      $     2,620                $       804
     Short-term investments ....................................................            5,608                     10,971
     Prepaid expenses and other current assets .................................            1,015                      1,026
                                                                                      -----------                -----------
Total current assets ...........................................................            9,243                     12,801
Long-term investments ..........................................................               --                      4,963
Property and equipment, net ....................................................            2,847                      3,149
Intangible assets related to acquisition, net of accumulated amortization ......            1,666                         --
                                                                                      -----------                -----------
Total assets ...................................................................      $    13,756                $    20,913
                                                                                      ===========                ===========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ..................................      $       525                $       475
     Accrued research fees .....................................................              428                        239
     Accrued compensation and related expenses .................................              120                        106
     Current portion of note payable ...........................................              781                      1,153
                                                                                      -----------                -----------
Total current liabilities ......................................................            1,854                      1,973
Long-term portion of note payable ..............................................            1,590                      2,882
Other long-term liabilities ....................................................              314                        219
Shareholders' equity:
     Common stock, no par value; 20,000,000 shares authorized: 12,262,614 shares issued and outstanding at September 30, 2000 and 12,010,242
          shares issued and outstanding at December 31, 1999 ...................           57,168                     55,368
     Accumulated other comprehensive loss ......................................              (12)                       (35)
     Deficit accumulated during the development stage ..........................          (47,158)                   (39,494)
                                                                                      -----------                -----------
     Total shareholders' equity ................................................            9,998                     15,839
                                                                                      -----------                -----------
Total liabilities and shareholders' equity .....................................      $    13,756                $    20,913
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

                                                                 3

                                                 Cellegy Pharmaceuticals, Inc.
                                                 (a development stage company)

                                             Consolidated Statements of Operations

                                                          (Unaudited)
                                        (Amounts in thousands, except per share amounts)

                                                                                                                  Period from
                                                                                                                 June 26, 1989
                                                                                                                  (inception)
                                                 Three Months Ended               Nine Months Ended                 through
                                                    September 30,                   September 30,                 September 30,
                                                2000             1999            2000             1999                2000
                                            -----------      -----------     ------------     -----------        --------------
Revenues:
     Licensing, milestone, and
         development funding .............    $   --         $     25          $   --         $     67             $  2,697
     Government grants ...................          19           --                  91           --                    521
     Product sales .......................         607           --               1,197            712                2,553
                                              --------       --------          --------       --------             --------
Total revenues                                     626             25             1,288            779                5,771
Operating expenses:
     Cost of product sales ...............         151           --                 287            194                  670
     Research and development ............       2,577          1,604             6,730          5,894               34,272
     General and administrative ..........         886            570             2,104          1,983               14,992
     Acquired in-process technology ......        --             --                --             --                  3,843
                                              --------       --------          --------       --------             --------
Total cost and expenses ..................       3,614          2,174             9,121          8,071               53,777
                                              --------       --------          --------       --------             --------
Operating loss ...........................      (2,988)        (2,149)           (7,833)        (7,292)             (48,006)
     Interest income (expense), and
         Other income, net ...............         (71)           238               169            431                2,297
                                              --------       --------          --------       --------             --------
Net loss .................................      (3,059)        (1,911)           (7,664)        (6,861)             (45,709)

Non-cash preferred dividends .............        --             --                --             --                  1,449
                                              --------       --------          --------       --------             --------
Net loss applicable to common shareholders    $ (3,059)      $ (1,911)         $ (7,664)      $ (6,861)            $(47,158)
                                              ========       ========          ========       ========             ========
Basic and diluted net loss per common share   $  (0.25)      $  (0.17)         $  (0.63)      $  (0.65)
                                              ========       ========          ========       ========
Basic and diluted weighted average common
     shares outstanding ..................      12,258         11,328            12,134         10,560
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

                                                               4

                                                 Cellegy Pharmaceuticals, Inc.
                                                 (a development stage company)

                                             Consolidated Statements of Cash Flows

                                                          (Unaudited)
                                                     (Amounts in thousands)

                                                                                                                 Period from
                                                                                                                June 26, 1989
                                                                                                                 (inception)
                                                                     Nine Months Ended September 30,               through
                                                                 ----------------------------------------       September 30,
                                                                       2000                   1999                   2000
                                                                 -----------------      -----------------       --------------
Operating activities
Net cash used in operating activities .........................      $ (6,785)              $ (7,545)               $(39,311)

Investing activities
Purchase of property and equipment ............................           (54)                  (739)                 (3,807)
Purchases of investments ......................................          --                  (18,135)                (60,525)
Sales and maturities of investments ...........................        10,326                 14,704                  54,883
Purchase of Quay, net of cash acquired ........................          (368)                  --                      (368)
                                                                     --------               --------                --------
Net cash provided by (used in) investing activities ...........         9,904                 (4,170)                 (9,817)

Financing activities
Proceeds from notes payable ...................................      $   --                 $  1,280                $  8,047
Repayment of notes payable ....................................        (1,664)                  (233)                 (4,240)
Other long-term liabilities ...................................          --                       31                     219
Net proceeds from issuance of common stock ....................           361                 10,562                  36,044
Issuance of convertible preferred stock, net of issuance costs           --                     --                    11,758
Deferred financing costs ......................................          --                     --                       (80)
                                                                     --------               --------                --------
Net cash provided by financing activities .....................        (1,303)                11,640                  51,748
                                                                     --------               --------                --------
Net increase (decrease) in cash and cash equivalents ..........      $  1,816               $    (75)               $  2,620
Cash and cash equivalents, beginning of period ................           804                  1,611                    --
                                                                     --------               --------                --------
Cash and cash equivalents, end of period ......................      $  2,620               $  1,536                $  2,620
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

                                                               5

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements

Note 1. - Basis of Presentation

         The accompanying interim consolidated financial statements have been prepared by Cellegy in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of operating results for the nine and three months ended September 30, 2000 and may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

Note 2. - Recent Accounting Pronouncements

         In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on Cellegy's results of operations or financial condition when adopted as Cellegy holds no derivative financial instruments and does not currently engage in hedging activities.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 has no significant impact on Cellegy's revenue recognition policy or results of operations.

         In March 2000, the FASB issued interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on Cellegy's financial statements.

Note 3. - Principles of Consolidation

         Our consolidated financial statements include the accounts of Cellegy Australia Pty Ltd ("Cellegy Australia") from June 14, 2000, the date of acquisition, which are immaterial.

Note 4. - Comprehensive Income

         Accumulated other comprehensive income (loss) presented on the accompanying balance sheet consists of the accumulated net unrealized gain
(loss) on available-for-sale investments. Total comprehensive loss for nine months ended September 30, 2000 was $7,635,000 compared with $6,881,000 for the same nine months ended September 30, 1999. Total comprehensive loss for three months ended September 30, 2000 and September 30, 1999 was $3,042,000 and $1,935,000, respectively.

Note 5. - Segment Reporting

         Cellegy has two business segments: pharmaceuticals and cosmeceuticals. Pharmaceuticals include primarily research and development expenses for potential prescription products to be marketed directly by us or through corporate partners. Pharmaceuticals also include revenues and expenses associated with the operations of Cellegy Australia.

         The cosmeceutical business segment primarily includes development expenses for non-prescription skin care products. Using related technologies, Cellegy is currently incurring development expenses and receiving all of its product sales from one customer, Gryphon Development, Inc., which is selling products exclusively in the United States through a major specialty store chain.

         The  following  table  contains   information   (amount  in  thousands)
regarding  revenues and loss from operating each business  segment for the three and nine months ended September 30, 2000 and 1999.

                                    Three months ended September 30,           Nine months ended September 30,
                                      2000                   1999                 2000                   1999
Revenues:
         Pharmaceuticals            $    57                $    25               $   141                $   67
         Cosmeceuticals                 569                    --                  1,147                   712
                                    -------                -------               -------                -------
                                    $   626                $    25               $ 1,288                $  779
                                    ========               =======               =======                =======

Profit/(Loss) from Operations:
         Pharmaceuticals            $(3,363)               $(2,035)              $(8,524)               $(7,351)
         Cosmeceuticals                 375                   (114)                  691                     59
                                    -------                -------               -------                -------
                                    $(2,988)               $(2,149)              $(7,833)               $(7,292)
                                    ========               =======               =======                =======

=================================================================================================================

Note 6. - Acquisition Activity

         In June 2000, we acquired all assets of the Australian company, Quay Pharmaceuticals Pty Ltd ("Quay"), an Australian pharmaceutical company producing Rectogesic(TM), a drug similar to Anogesic. The acquired assets consisted of the company's inventory, other tangible assets, and purchased technology. The aggregate value of the 169,224 shares of our unregistered common stock paid to Quay with an estimated value of $977,000, the 171,146 warrants to purchase common stock with an estimated value of $484,000, and cash payments of $369,000 were allocated to net tangible assets of $92,000, purchased technology of $770,000, and goodwill of $968,000 based on their estimated fair values on the acquisition date. The recorded intangible assets will be amortized over three to ten years.

Note 7. - Intangible Assets

         Intangible assets, including purchased technology associated with the Quay acquisition, are stated at cost and amortized on a straight-line basis over their estimated useful lives of three years. Goodwill, which represents the excess of acquisition cost over the net assets acquired, is being amortized on a straight-line basis over ten years. As of September 30, 2000 accumulated amortization was $164,000.

Note 8. - Subsequent Event

     In October 2000, we completed a private placement of 1.5 million shares of our common stock, resulting in $11.6 million of gross proceeds to Cellegy. Participants in the financing included funds managed by Baker/Tisch Investments in New York, Capital Research & Management in San Francisco, and Framlington in the United Kingdom. Capital Research and Framlington are new investors in the Company.

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

     On June 14, 2000, Cellegy acquired all the assets of Quay Pharmaceuticals Pty Ltd, an Australian company producing Rectogesic(TM) (nitroglycerin ointment), a product similar to Anogesic, for a combination of Cellegy stock, warrants and cash. The operations in Australia are incorporated in a wholly owned subsidiary, Cellegy Australia Pty Ltd. The amortization of technology and goodwill associated with the acquisition was $134,000 for the third quarter and will be the same amount for the fourth quarter.

Results of Operations

     Revenues. Cellegy had revenues of $1,288,000 and $779,000 for the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, revenues consisted of $1,147,000 in product sales to Gryphon, the development subsidiary of a specialty retailer, $50,000 in Rectogesic sales through Cellegy's Australian subsidiary, and $91,000 in development funding associated with a Small Business Innovation Research ("SBIR") grant from the National Institutes of Health. During the nine months ended September 30, 1999, revenues consisted of $712,000 in product sales to Gryphon and $67,000 for development funding associated with the Glaxo license agreement.

     Cellegy had  revenues of $626,000  and $25,000 for the three  months  ended
September 30, 2000 and 1999, respectively. During the three months ended September 30, 2000, revenues consisted of $569,000 in product sales to Gryphon, $38,000 in Rectogesic sales in Australia, and $19,000 in development funding associated with the SBIR grant. During the three months ended September 30, 1999, revenue of $25,000 consisted exclusively of development funding from Glaxo. Sales to Gryphon in the fourth quarter are expected to be less than the third quarter 2000 sales.

     Research and Development Expenses. Research and development expenses were $6,730,000 for the nine months ended September 30, 2000, compared with $5,894,000 for the same period last year. During the three months ended September 30, 2000 and 1999, research and development expenses were $2,577,000 and $1,604,000, respectively. Higher expenses for the third quarter of 2000 were due primarily to costs associated with Cellegy's Phase III clinical trial studying Anogesic for the treatment of anal fissures, Phase II trials with Anogesic for the treatment of hemorrhoids and pain following hemorrhoidectomy surgery, as well as testosterone gel clinical studies for both men and women. Research expenses are expected to increase during the remainder of 2000 due primarily to peak activity associated with these clinical trials.

     General and Administrative Expenses. General and administrative expenses were $2,104,000 for the nine months ended September 30, 2000, compared with $1,983,000 for the same period last year. We incurred general and administrative expenses of $886,000 and $570,000 for the three months ended September 30, 2000 and 1999, respectively. The increases for both the three-month and nine-month periods in 2000 were primarily due to expenses associated with increased corporate development programs and were partially due to increased spending on investor relations programs and for marketing of Rectogesic in Australia. General and administrative expenses are expected to increase in the future due, in part, to the addition of certain Australian marketing programs.

     Interest Income (Expense), and Other Income, Net. Cellegy earned net interest income of $333,000 and $431,000 for the nine months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000 and 1999, we earned net interest income of $63,000 and $238,000, respectively. Net interest income is expected to increase in the fourth quarter due to increased cash and investment balances associated with the recently completed private placement and reduced bank loan balances.

     Net Loss. The net loss applicable to common shareholders was $7,664,000 or $0.63 per share for the nine months ended September 30, 2000 based on 12,134,000 weighted average shares outstanding, compared with a net loss of $6,861,000 or $0.65 per share for the nine months ended September 30, 1999 based on 10,560,000 weighted average shares outstanding. For the three months ended September 30, 2000, the net loss applicable to common shareholders was $3,059,000 or $0.25 per share based on 12,258,000 average shares outstanding compared with a net loss applicable to common shareholders of $1,911,000 or $0.17 per share during the same period in 1999 when 11,328,000 weighted average shares were outstanding.

Liquidity and Capital Resources

     Cellegy has experienced net losses and negative cash flow from operations each year since its inception. Through September 30, 2000, we have incurred an accumulated deficit of $47.2 million and have consumed cash from operations of $39.3 million. Our equity financings include $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a secondary public offering of common stock in November 1997, and $10.0 million in net proceeds from a private placement of common stock in July 1999. Our cash and investments were $8.2 million at September 30, 2000, compared with $16.7 million at December 31, 1999. Cash and investment balances after the October 3, 2000 private placement financing increased to approximately $19.8 million.

     Cellegy's operations have used and will continue to use substantial amounts of cash. We have no current source of significant ongoing revenues or capital beyond existing cash and investments, current product sales to Gryphon Development and revenues from Cellegy Australia. We have an existing $5.0 million credit line with our bank with a current available balance of $2.6 million. In order to complete the research and development and other activities necessary to commercialize our products, additional financing will be required. Our future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes to our existing research relationships, our ability to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing.

     In the course of our development activities, we have incurred significant losses and expect to incur substantial additional development costs. As a result, we will require additional funds to finance operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for us to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs. We believe that available cash resources, including the funds raised during the recently concluded private placement, and the interest thereon will be adequate to satisfy our capital needs through at least December 31, 2001. Proceeds from the recent financing will provide us with the resources necessary to complete our ongoing clinical trials.

Factors That May Affect Future Operating Results

     This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including, but not limited to, statements concerning the completion of clinical trials, particularly our ongoing Phase III trials using Anogesic and Tostrex, the timing of planned regulatory filings, the validity of our patent coverage, the issuance of future patents pending or patents applied for, and the need for additional funds. The factors discussed in Cellegy's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating our business and prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. 50% of our securities will mature by the end of 2000. We believe that potential near-term losses in future earnings, fair values or cash flows related to their investment portfolio would not be significant. Cellegy has a long-term note payable outstanding with an interest rate that currently varies with the lender's prime rate.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

        (a)      Reports on Form 8-K

         On October 3, 2000, we completed a private placement of 1.5 million shares of our common stock, resulting in $11.6 million of gross proceeds to Cellegy. This private placement was reported in a Form 8-K filing on October 5, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CELLEGY PHARMACEUTICALS, INC.


Date: November 3, 2000                   /s/ K. Michael Forrest
                                         -------------------------------------
                                         K. Michael Forrest
                                         Chairmain of the Board, President and
                                         Chief Executive Officer


Date: November 3, 2000                   /s/ A. Richard Juelis
                                         -------------------------------------
                                         A. Richard Juelis
                                         Vice President, Finance and
                                         Chief Financial Officer