Form 10-K
period 2000-12-31
CELLEGY PHARMACEUTICALS INC
filed 2001-03-02
CIK 887247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark one)

 _X_ Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 for the Fiscal Year Ended December 31, 2000 OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        None                                   Nasdaq National Market
(Title of each class)                (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES     _X_                                         NO  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (____)

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 22, 2001 was $100,559,000 (based on the closing price for the common stock on The Nasdaq Stock Market on such date). This calculation does not include a determination that persons are affiliates or non-affiliates for any other purpose.

The number of shares of common stock outstanding as of February 22, 2001 was 13,870,136.


                       Documents Incorporated By Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

                                 CELLEGY PHARMACEUTICALS, INC. 10-K ANNUAL REPORT

                                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                                 TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                                      Part I
Item 1.       BUSINESS                                                                                           1
Item 2.       PROPERTIES                                                                                        11
Item 3.       LEGAL PROCEEDINGS                                                                                 12
Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               12
Item 4a.      EXECUTIVE OFFICERS OF THE REGISTRANT                                                              12


                                                      Part II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                             15
Item 6.       SELECTED FINANCIAL DATA                                                                           16
Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             16
Item 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                        22
Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                       22
Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE              22


                                                     Part III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                23
Item 11.      EXECUTIVE COMPENSATION                                                                            23
Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                    23
Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                    23


                                                      Part IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                  24


         Unless the context otherwise requires, the terms "we", "our", and "Cellegy" refer to Cellegy Pharmaceuticals, Inc., a California corporation, and its subsidiaries.

         Anogesic  and  Celledirm  are  our  registered   trademarks.   Tostrex,
Tostrelle, and Rectogesic are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

                                     PART I

ITEM 1:  BUSINESS

         Cellegy Pharmaceuticals, Inc. ("Cellegy" or the "Company"), incorporated in California in 1989, is a specialty biopharmaceutical company engaged in the development of prescription drugs and skin care products. Our prescription products are directed towards the treatment of gastrointestinal disorders, sexual dysfunction of both men and women, and conditions affecting women's health.

         Cellegy's most advanced prescription product candidates include Anogesic(R) (nitroglycerin ointment) for the treatment of anal fissures and hemorrhoids, and Tostrex(TM) (testosterone gel) for the treatment of male hypogonadism, a condition that frequently can result in lethargy and reduced libido in men. Anogesic is undergoing a multi-center Phase III clinical trial for treatment of pain associated with anal fissures. Cellegy is in the process of filing a New Drug Application ("NDA") for Anogesic in the United States, and a New Drug Submission ("NDS") for the product in Canada. We are also conducting two Phase II clinical trials using Anogesic to treat various hemorrhoid conditions.

         In June 2000, Cellegy acquired Quay Pharmaceuticals, an Australian company marketing RectogesicTM, a nitroglycerin ointment product similar to Anogesic. The Australian registration package has been and will be used to file for marketing approval in several Pacific Rim countries. Cellegy intends to continue to self-market Rectogesic in Australia and plans to sell the product through distributors in the Pacific Rim countries and potentially other countries around the world.

         Tostrex is undergoing a Phase III trial for male hypogonadism and Tostrelle(TM) , a second testosterone gel product, is being evaluated in a Phase I/II study designed to restore normal hormone levels to surgically induced menopausal women.

         In addition to our prescription product candidates, we have developed several non-prescription skin care and cosmeceutical products which we believe will help reverse the signs of photodamaged and aging, wrinkled skin. We plan to commercialize these products through partners or may consider establishing a separate subsidiary company targeting selected channels of distribution. We have been selling one of our skin care products, C79 Intensive Moisturizer, since its introduction in 1998, for inclusion in a finished product marketed by a major specialty retailer. There is, of course, no certainty that C79 sales will continue or that Cellegy's other skin care and prescription products will be commercialized.

         Cellegy's research and development programs focus on inflammation and second generation products for anorectal diseases. In the area of inflammation, our scientists have discovered a family of compounds that we have named CELLEDIRM. CELLEDIRM-based products may be useful in reducing inflammation associated with a number of skin, mucous membrane and gastrointestinal conditions, as well as inflammation caused by many topically applied drugs and cosmetics. In 1999, Cellegy researchers were awarded a Phase I Small Business Innovation Research ("SBIR") grant in the amount of $100,000. After successfully completing the initial research in 2000, we have applied for additional Phase II SBIR funding to investigate second generation products for anorectal diseases.

         This Annual Report includes forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward looking statements are not guarantees of future performance and concern matters that involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" and elsewhere in this Annual Report. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report. Actual events or results may differ materially from those discussed in this Annual Report.

Marketing and Commercialization Strategy

         Cellegy intends to become a leader in the development and marketing of selected specialty pharmaceutical products that are directed towards the treatment of gastrointestinal disorders, sexual dysfunction of both men and women, and conditions affecting women's health. Key elements of our related business and commercialization strategy include the following:

         Self - Marketing to Specialty Physician Markets in United States. Cellegy plans to market Anogesic, Tostrelle and related products to a targeted audience of key physician specialists, principally Gastroenterologists ("GI's") and Obstetrician-Gynecologists ("OB-GYN's"), through the establishment of our own sales force. We plan to seek larger pharmaceutical partners to assist in the promotion of these products to broader physician audiences. We plan to commercialize our Tostrex, dermatology and skin care products through partners with the possibility of retaining co-promotion rights in the United States.

         Outlicensing of Overseas Rights. We intend to outlicense the overseas rights for products we develop in exchange for upfront and milestone payments, as well as royalties on sales.

         Acquisition of Complementary Products and Companies. As we did with the acquisitions of Rectogesic from Quay Pharmaceuticals in 2000 and with Anogesic from Neptune Pharmaceuticals in 1997, we may acquire products, technologies or companies with products and distribution capabilities consistent with our commercial objectives.

Marketed Skin Care Products

         Cellegy has completed development of certain consumer skin care and cosmeceutical products, including skin barrier repairing/fortifying moisturizers, skin protectants and anti-aging lotions and creams. We are currently marketing our C79 Intensive Moisturizer formulation to a major specialty retailer, which incorporates C79 into hand cream products. Our revenues from sales of these products totaled $1,389,000 in 2000, and have totaled about $2,745,000 million since product introduction late in 1998.

         Cellegy intends to expand the sale of skin care formulations to this and to other traditional specialty retailers which will market them under their own brand names. We also plan to commercialize our cosmeceutical products through partners or may consider establishing a separate subsidiary company targeting selected channels of distribution.

Products Under Development

Prescription Products

Anogesic (nitroglycerin ointment)

         Cellegy's leading product candidate is Anogesic, a topical, nitroglycerin-based prescription product for the treatment of anal fissures and hemorrhoids. Anal fissures are painful tears in the lining of the anal mucosa, a condition affecting men and women of all age groups. Of the over 600,000 new cases of anal fissures occurring each year in the United States, Europe and Japan, many of these chronic cases require painful and expensive surgery, a procedure that sometimes leaves patients incontinent. Hemorrhoids are dilated, swollen veins and tissue located either in the anal canal or at the margin of the anus. In the United Sates alone, there are approximately 9 million people who suffer from hemorrhoids each year. Both conditions are characterized by an increase in intra-anal pressure, which has been shown to be effectively reduced by the application of Anogesic.

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

         Anogesic is a proprietary formulation that includes nitroglycerin, a drug that has been used for many years in the treatment of angina pectoris and certain other heart diseases. Once administered to the anal canal, nitroglycerin causes relaxation of the sphincter muscle and, as reported by several previous studies, helps to relieve pain and promote healing of the anal fissure or hemorrhoid in most patients.

         Prior to Cellegy's clinical trial completed in November 1999, several previously published clinical trial results in over 400 patients showed that nitroglycerin helps to relieve pain and promote healing of the anal fissure in most patients. We completed our own Phase III clinical trial using Anogesic for the treatment of anal fissures and announced the results in November 1999. The trial did not demonstrate a statistically significant rate of healing in comparison to placebo, but did show rapid and significant pain reduction. Based on this outcome, we initiated a second Phase III trial in 2000 to confirm the drug's ability to reduce fissure pain, the primary trial endpoint, with healing of chronic anal fissures as a secondary endpoint.

         The confirmatory Phase III clinical trial will include about 180 to 200 patients in several study centers in the United States and overseas. Patients receive either of two strengths of Anogesic or placebo. The product is administered on a daily basis over an eight-week treatment period. The patient's pain scores are tabulated and the patients are examined to determine whether the fissure has healed.

         In January 2001, we announced that we intended to file a New Drug Application (NDA) with the FDA requesting marketing approval of Anogesic for the treatment of pain associated with chronic anal fissures. We intend to supplement the NDA upon completion of our on-going Phase III anal fissure pain study. The decision to file the NDA earlier than previously contemplated followed a meeting with the FDA at which Celllegy re-reviewed the results of its initial Anogesic Phase III clinical trial completed in November 1999 and summary data from several trials conducted with nitroglycerin ointment by investigators around the world, as well as various other materials. FDA approval is not required in order for a company to submit an NDA. Submitting the NDA before completion of the Phase III trial does not necessarily reduce the period of time during which the FDA reviews the filing and may have no effect on the regulatory review period; the FDA could decide, among other things, to wait to commence its review until the results of the current trial are submitted. There can be no assurances that the anticipated NDA filing for Anogesic will be approved, or that earlier filing of the NDA will result in earlier review by the FDA or product approval.

         In addition to the above mentioned fissures trial, Cellegy has two Phase II clinical trials underway for various complications of hemorrhoids. Anogesic is protected by two domestic patents, both of which have been issued, the most recent in December 1997. Similar Canadian and European patents have been issued, and numerous patent applications have been filed in most major overseas markets.

Tostrex (testosterone gel for male hormone replacement therapy)

         Cellegy is currently developing a transdermal testosterone gel to address male hypogonadism, or below normal levels of the sex hormone testosterone, a condition which results from a decline in the body's production of the hormone. Low levels of testosterone can result in lethargy, depression and a decline in libido. In severely deficient cases, loss of muscle mass and bone density can occur. Approximately 5 million men in the United States, primarily in the aging (over 40) male population group, have lower than normal levels of testosterone. Male hypogonadism is the first indication for which we will seek regulatory approval in the United States, assuming successful trial results. Subsequently, we plan to conduct trials designed to demonstrate efficacy for "male andropause," a potentially greater market.

         There are a number of companies currently marketing testosterone in several different product forms in domestic and international markets. Cellegy believes that a potentially significant market opportunity exists for an improved product, as the side effects and patient inconveniences associated with many of the currently marketed products have limited their use to less than 5% of potential patients. Current product forms include orals, injectables, transdermal patches and a recently launched testosterone gel. The leading patch products are sold at prices averaging about $1,000 per year per patient with the gel product priced at over $3,500 per year.

         Cellegy's proprietary patchless testosterone gel product is transparent, rapid-drying and non-staining. It is expected to permit a once-a-day application from a unique metered dose dispenser to relatively small areas of the skin. Based on Phase II dose ranging clinical studies to date, we believe our proprietary transdermal gel formulation is capable of delivering therapeutic levels of testosterone with reduced side effects and in a more convenient dosage form compared with other currently marketed transdermal patch products. These human studies demonstrated Tostrex's ability to deliver testosterone into the bloodstream at levels that were consistently higher than a leading patch product. Based on the outcome of these studies, we began a pivotal Phase III clinical trial early in 2000 designed to restore normal levels of testosterone in men with testosterone deficiency. The trial is being conducted at several study centers in the United States and is being monitored by Cellegy and an outside contract research organization. The trial is currently designed to include approximately 200 to 240 patients, and we expect to file an NDA by the end of 2001, assuming no unexpected delays and successful clinical trial results.

Tostrelle (testosterone gel for female hormone replacement therapy)

         Normal blood concentrations of testosterone in women range from 10 to 20 times less than that of men. Nevertheless, in both sexes, testosterone plays a key role in building muscle tissue or bone, and in the maintenance of sexual drive. In women, the ovaries and adrenal glands continue to synthesize testosterone after menopause, although the rate of production may diminish by as much as 50%. Approximately 15 million women in the United States suffer from symptoms of testosterone deficiency. At the present time there are no approved products for the treatment of this condition.

         Based  on the  results  of  pharmacokinetic  studies  in men  receiving
Tostrex, Cellegy's scientists were able to estimate the proper dosage of testosterone that would be required to achieve normal pre-menopausal hormone levels in postmenopausal women. The result is Cellegy's Tostrelle, a product designed to restore normal testosterone levels in hormone deficient women.

         A Phase I/II dose ranging clinical study treating post-menopausal women was successfully completed in September 2000. Based on these results, we began an expanded Phase I/II pharmacokinetic study in which we are attempting to determine the proper dose necessary to restore normal testosterone levels to surgically-induced menopausal women. If this trial is successful, we intend to initiate a Phase II/III clinical study.

Estrogen-Testosterone Gel (female hormone replacement therapy)

         Cellegy's third planned product in the area of hormone replacement therapy is a combination estrogen-testosterone gel, which utilizes our proprietary drug delivery technologies to restore the natural levels of both hormones in elderly or menopausal women. We believe that this product may offer advantages over the patches in terms of reduced side effects and patient convenience. The combination formulation is in the research stage with clinical trials planned following development of the mono-therapy testosterone products.

Non-Prescription Cosmeceutical Products

         Cellegy's core cosmeceutical program includes anti-wrinkling products* which, based on human studies to date, appear to mitigate the visible effects of photoaging and skin wrinkling. We believe our anti-wrinkling products have a different mechanism of action, producing greater improvement to the skin's appearance and causing less irritation than current market leading products.

         Signs of aging and photoaging usually become visible when people reach their early thirties, with fine lines and roughness, loss of suppleness and elasticity of the skin becoming apparent. In subsequent decades, there may be further deterioration marked by coarse wrinkles, spotty irregular pigmentation, leathery texture or thinning of the skin. Many of these skin changes associated with aging are due to ultraviolet light exposure, referred to as "photoaging." At the retail level, the non-prescription market for products which are used to mitigate the effects of aging and photodamage upon the skin is estimated to be in excess of $1 billion in annual sales in the United States.

         Many of these currently marketed cosmeceutical products contain low concentrations of one or more active ingredients. Low concentrations of the active ingredients are frequently employed in order to avoid side effects which can include stinging, redness and skin irritation. However, the low concentrations of the active ingredient generally limit the efficacy of the products. Most of the cosmeceutical lines marketed to physicians contain higher concentrations of actives, but are known to cause significant irritation.

         Cellegy's   anti-wrinkling   products   incorporate   Celledirm  and  a
multi-action ingredient exhibiting many of the attributes of the active cosmeceutical ingredients described above. Certain human studies were successfully completed and others have been designed to provide stronger data regarding the effectiveness of Cellegy's cosmeceuticals.

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

Technology

Current Research Programs

         Cellegy's research and development programs focus on inflammation and second-generation products for sexual dysfunction and anorectal diseases. In the area of inflammation, our scientists have discovered a family of compounds called CELLEDIRM (Cellegy's Dermal Inflammatory Response Modulators). CELLEDIRM is a group of compounds identified by Cellegy's scientists that have demonstrated in pre-clinical testing a reduction of the inflammation associated with the topical application of drugs, solvents or other physiologically active substances. These compounds consist of specially processed or purified excipients that have been shown in pre-clinical studies to significantly reduce skin inflammation following challenge with a number of irritating or allergenic substances.

         CELLEDIRM-based products may be useful in reducing inflammation associated with a number of skin, mucous membrane and gastrointestinal conditions, as well as inflammation caused by many topically applied drugs and cosmetics. Cellegy's scientists have also identified a different class of compounds which could potentially be used to control inflammation of the mucosal membrane and gastrointestinal conditions. Selected compounds are currently being studied in relevant models.

         Our research on second generation products consists of internally funded and certain external programs. In 1999, Cellegy researchers were awarded a Phase I Small Business Innovation Research ("SBIR") grant in the amount of $100,000. After successfully completing the initial research, including the development of anorectal screening model in 2000, we have applied for and are expecting funding for an additional Phase II SBIR grant of approximately $850,000 to investigate second generation products for anorectal diseases.

         The phase II SBIR funding, if approved, will support a two-year project to conduct pre-clinical and early clinical development of two compounds selected using our in vivo anorectal pharmacological screening model. Similar to
Anogesic, both compounds have extensive safety records in humans for non-colorectal indications and have potential to provide additional clinical advantages over Anogesic. Upon completion of the pre-clinical and clinical developments, a lead compound may be selected as a development candidate and ultimately become a second anorectal product candidate.

         Cellegy's research and development expenses were $9,276,000 in 2000, $7,965,000 in 1999, and 6.668,000 in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Patents and Trade Secrets

         Our success depends, in part, on our ability to obtain patent protection for our products and methods, both in the United States and in other countries. The patent position of companies engaged in businesses such as our business generally is uncertain and involves complex legal and factual questions. There is a substantial backlog of patent applications at the U.S. Patent and Trademark Office ("USPTO"). Patents in the United States are issued to the party that is first to invent the claimed invention. Since patent applications in the United States currently can be maintained in secrecy until patents issue, we cannot be certain that Cellegy was the first inventor of the invention covered by our pending patent applications or patents or that we were the first to file patent applications for such inventions. Further, issued patents can later be held invalid by the patent office issuing the patent or by a court. There can be no assurance that any patent applications relating to our products or methods will issue as patents, or, if issued, that the patents will not be challenged, invalidated, or circumvented or that the rights granted thereunder will provide a competitive advantage to us.

         In addition, many other entities are engaged in research and product development efforts in fields that may overlap with our currently anticipated and future products. A substantial number of patents have been issued to such companies, and such companies may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of Cellegy. Such entities may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us. These rights may prevent us from commercializing technology, or may require us to obtain a license from the entity to practice the technology. There can be no assurance that the manufacture, use or sale of any of our product candidates will not infringe patent rights of others. There can be no assurance that we will be able to obtain any such licenses that may be required on commercially reasonable terms, if at all, or that the patents underlying any such licenses will be valid or enforceable. Patent litigation is costly and time-consuming, and there can be no assurance that we will have sufficient resources to bring such litigation to a successful conclusion.

         In addition, many other entities are engaged in research and product development efforts in fields that may overlap with our currently anticipated and future products. A substantial number of patents have been issued to such companies, and such companies may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of Cellegy. Such entities may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us. These rights may prevent us from commercializing technology, or may require us to obtain a license from the entity to practice the technology. There can be no assurance that we will be able to obtain any such licenses that may be required on commercially reasonable terms, if at all, or that the patents underlying any such licenses will be valid or enforceable.

         Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to United States patents as extensively as those rights are protected in the United States. The issuance of a patent in 1 country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, so the extent of any patent protection is uncertain and may vary in different countries. As with other companies in the pharmaceutical industry, we are subject to the risk that persons located in such countries will engage in development, marketing or sales activities of products that would infringe our patent rights if such activities were in the United States.

         Several of Cellegy's products and product candidates, such as Anogesic, Tostrex and Tostrelle are based on existing compounds with a history of use in humans but which are being developed by us for new therapeutic use unrelated to the original therapeutic indications for which the compounds were previously approved. We cannot obtain composition patent claims on the compound itself, and will instead need to rely on patent claims, if any, directed to use of the compound to treat certain conditions or to specific formulations. This is the case, for example, with our United States patents relating to Anogesic and Tostrex. Such method-of-use patents may provide less protection than a composition-of-matter patent, because of the possibility of "off-label" use of the composition. Cellegy will not be able to prevent a competitor from using that formulation or compound for a different purpose. No assurance can be given that any additional patents will be issued to us, that the protection of any patents that may be issued in the future will be significant, or that current or future patents will be held valid if subsequently challenged.

         Cellegy has 15 issued United States patents, more than 60 issued foreign patents, and over 35 pending patent applications. Two issued United States patents, 17 issued foreign patents, and more than 10 pending patent applications relate to Cellegy's Anogesic product for the treatment of anal fissures. One pending US patent application and 12 pending foreign applications relate to our Tostrex and Tostrelle products. Four pending US patent applications and one published Patent Cooperation Treaty (PCT) patent application relate to possible backup compounds for our Anogesic product. Additional patent applications are being prepared for filing that will cover methods or products currently under development. Corresponding patent applications for most of Cellegy's issued United States patents have been filed in countries of importance to us located in major world markets, including certain countries in Europe, Australia, South Korea, Japan, Mexico and Canada.

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

         Our policy is to protect our technology by, among other things, filing patent applications for technology that we consider important to the development of our business. We intend to file additional patent applications, when appropriate, relating to our technology, improvements to our technology and to specific products that it develops. It is impossible to anticipate the breadth or degree of protection that any such patents will afford, or whether we can meaningfully protect our rights to our unpatented trade secrets. Cellegy also relies upon unpatented trade secrets and know-how, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our rights to our unpatented trade secrets. It is our policy to require our employees to execute an invention assignment and confidentiality agreement upon employment. Our consultants are required to execute a confidentiality agreement upon the commencement of their consultancy to us. Each agreement provides that all confidential information developed or made known to the employee or consultant during the course of employment or consultancy will be kept confidential and not disclosed to third parties except in specific circumstances. The invention assignment generally provides that all inventions conceived by the employee shall be the exclusive property of Cellegy. In addition, it is our policy to require the collaborators and potential collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets.

Product Acquisitions

         In June 2000, Cellegy acquired Quay Pharmaceuticals, an Australian company marketing Rectogesic, a nitroglycerin ointment product similar to Anogesic. The acquisition cost totaled $1,835,000, consisting of the aggregate value of 169,224 shares with a value of $977,000, 171,146 warrants to purchase common stock with a fair value of $489,000, and cash payments of $369,000. Cellegy will continue to self-market Rectogesic in Australia through its wholly-owned Cellegy Australia subsidiary and plans to sell Rectogesic through distributors in the Pacific Rim countries and potentially other countries around the world.

         In December 1997, Cellegy acquired patent and related intellectual property rights relating to Anogesic, a topical product candidate for the treatment of anal fissures and hemorrhoids, from Neptune Pharmaceutical Corporation. Pursuant to a letter of intent and a subsequent agreement between the parties, we issued 462,809 shares of common stock to Neptune in 1997. The agreement calls for a series of additional payments, payable in shares of common stock, upon successful completion of various milestones tied to clinical trial results and commercialization of the product in domestic and foreign markets. If achieved, milestones would occur over the next several years. No milestone payments have been made since 1997. Future potential milestones, payable in Cellegy common stock, could result in the issuance of up to an additional 1,338,000 shares of Cellegy common stock based on the closing price of Cellegy stock at the time of issuance. The agreement does not provide for the payment by Cellegy of any future product royalties in connection with sales of Anogesic.

Principal License Agreements

         University of California. In October 1993, Cellegy entered into a license agreement with the University of California providing for an exclusive, worldwide, royalty bearing license, subject to customary government rights, for patent rights relating to barrier repair formulations jointly held by the University and Cellegy, in consideration of the issuance to the University of certain shares of preferred stock (which subsequently converted into shares of common stock) and the payment by Cellegy of a licensing fee. In March 1994, we entered into a second exclusive, worldwide, royalty bearing license agreement with the University for patent rights, jointly held by the University and Cellegy, relating to certain drug delivery technologies, in consideration of the payment by Cellegy of a licensing fee, and an annual maintenance fee payable each year until Cellegy is commercially selling a licensed product. In April 2000, Cellegy terminated the Exclusive License Agreement relating to barrier repair formulations and assigned its rights in the invention to the University. We are currently in the process of terminating our license for patent rights relating to drug delivery technologies and assigning the rights to the University as well. As a result of ongoing research in both barrier repair and drug delivery, we have determined that commercialization of products derived from these licenses is unlikely to occur. The termination of these licenses reflects, in part, a shift towards development of products from our own research efforts in areas we believe have the potential to be more commercially viable

Government Regulation

         FDA Requirements for Human Drugs. The research, testing, manufacturing, labeling, distribution, and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Food, Drug and Cosmetic Act (the "FD&C Act") and the regulations promulgated thereunder, and other federal and state regulations govern, among other things, the research, development, testing, manufacture, distribution, storage, record keeping, labeling, advertising, promotion and marketing of pharmaceutical products. The process of developing and obtaining approval for a new pharmaceutical product within this regulatory framework requires a number of years and the expenditure of substantial resources. There can be no assurance that necessary approvals will be obtained on a timely basis, if at all. Moreover, additional government regulations may be established that could prevent or delay regulatory approval of our products. Delays in obtaining regulatory approvals could have a material adverse effect on us. If we fail to comply with applicable regulatory requirements for marketing drugs, or if our cosmeceutical products are deemed to be drugs by the FDA, we could be subject to administrative or judicially imposed sanctions such as warning letters, fines, products recalls or seizures, injunctions against production, distribution, sales, or marketing, delays in obtaining marketing authorizations or the refusal of the government to grant such approvals, suspensions and withdrawals of previously granted approvals, civil penalties and criminal prosecution of Cellegy, our officers or our employees.

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

         Cellegy's prescription products, and our ongoing research and clinical activities such as those relating to Anogesic, Tostrex, and Tostrelle are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. Extensive current pre-clinical and clinical testing requirements and the regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities, or additional future government regulations, could prevent or delay regulatory approval of Cellegy's products. Notwithstanding our current relationships with those authorities, disagreements may occur in the future, and one or more of our ongoing or planned clinical trials could be delayed or repeated in order to satisfy regulatory requirements. For example, if our expanded Phase I/II pharmakokinetic study regarding Tostrelle is successful, we plan to meet with the FDA to discuss future trials, and the FDA could impose requirements on future trials that could delay the regulatory approval process. Sales of Cellegy's products outside the United States are subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of Cellegy's products in those countries.

         Our clinical trial results are very difficult to predict in advance, and failure of one or more clinical trials could adversely affect our business and our stock price. Before we obtain regulatory approval for the commercial sale of most potential drug products, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. We cannot assure you that the FDA or other international regulatory authorities will permit us to undertake any future clinical trials for potential products or to continue any of the current clinical trials. To date, we have not sought FDA approval to distribute any products. Moreover, results of pre-clinical studies and early clinical trials may not be good predictors of results that will be obtained in later-stage clinical trials. We cannot assure you that Cellegy's present or future clinical trials, including for example, the current Phase III clinical trials using our Anogesic and Tostrex products, or the current Phase I/II dose ranging study for Tostrelle, will demonstrate the result required for approval to market these potential products or even to continue with additional clinical development. Because of the independent and blind nature of certain human clinical testing, there will be extended periods during the testing process when we will have only limited, or no access to information about the status or results of the tests, including Phase III clinical trials, to be inadequate or unsatisfactory, or that FDA Advisory Committees have declined to recommend approval of the drugs, or that the FDA itself refused approval, with the result that such companies' stock prices have fallen precipitously. If Anogesic or Tostrex fail to successfully complete the current Phase III trials or related clinical testing, including toxicology studies, our business and stock price would be materially and adversely affected.

         New and Abbreviated New Drug Applications. After completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA (or, in the alternative, an Abbreviated New Drug Application ("ANDA"), as described below) is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than filing an NDA. The review process is often extended significantly by FDA requests for additional information or clarification. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. During the review process, the FDA generally will conduct an inspection of the relevant drug manufacturing facilities and clinical sites to ensure that the facilities are in compliance with applicable Good
Manufacturing Practices ("GMP") requirements. If FDA evaluations of the NDA application, manufacturing facilities, and clinical sites are favorable, the FDA may issue either an approval letter or a not approvable letter, which contains a number of conditions that must be met in order to secure approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain specific indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Even if FDA approval is obtained, a marketed drug product and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market.

         Possible Regulation of Cosmeceutical Products as Drugs. "Cosmeceuticals" are not defined in the FD&C Act. The FDA has not defined the term by regulation and may consider use of the term to imply drug-like qualities. The FDA will regulate a particular cosmeceutical product as a drug or a cosmetic (or both a drug and a cosmetic) depending primarily upon the manufacturer's intended use for such product. Such intent may be determined from labeling, advertising, promotional and marketing materials, and any other source attributable to the manufacturer or its employees, representatives or agents. Under the FD&C Act, drugs are articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease or to affect the structure or function of the body. By comparison, cosmetic products are defined as articles intended to be rubbed, poured, sprinkled or sprayed on, introduced into or otherwise applied to the body for cleansing, beautifying, promoting attractiveness or altering its appearance. Some products, however, may satisfy the definition of a drug and a cosmetic, and the FDA has generally regulated as drugs products that are intended to have a physiological effect on the body, for example, to alter the skin in more than a temporary way. Unlike drugs, products that constitute cosmetics (but not drugs as well) under the FD&C Act do not require pre-market review or approval of the FDA, but cosmetics must be safe under normal conditions of use, and comply with FDA labeling and manufacturing requirements. Furthermore, the Federal Trade Commission ("FTC"), as well as state and local authorities, oversees the advertising of cosmetic products and prohibits false, misleading, deceptive or unsubstantiated advertising. The FTC has the authority to seek a number of remedies against a company that it believes fails to comply with its requirements, including, but not limited to, preliminary injunctive relief.

         We plan to label, market, promote, advertise and distribute our cosmeceutical products with claims intended to be within the statutory definition of cosmetic. There can be no assurance, however, that the FDA will not determine that some or all of our cosmeceutical products are drugs, and are therefore subject to more stringent regulatory oversight, including pre-market approval, based on their intended use or ingredients.

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

Competition

         The pharmaceutical and cosmeceutical industries are characterized by extensive research efforts and rapid and significant technological change. In the development and marketing of topical prescription drugs, cosmeceutical and skin care products, and drug delivery systems, Cellegy faces intense competition. Competitors of Cellegy in the United States and abroad are numerous and include, among others, major pharmaceutical, cosmetic, chemical, consumer product, and biotechnology companies, specialized firms, universities and other research institutions. There can be no assurance that our competitors will not succeed in developing technologies and products that are safer, more effective or less costly than any which are being developed by us or that would render our technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, production and marketing capabilities and regulatory experience than us. Even if our products should prove to be more effective than those developed by other companies, other companies may be more successful than we are because of greater financial resources, greater experience in conducting pre-clinical studies and clinical studies and in obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products and other factors. If we commence significant commercial sales of our products, we or our collaborators will compete in areas in which we have little or no experience, such as manufacturing and marketing. In addition, many of our competitors have significantly greater experience in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care. In addition, these companies and academic and research institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

         Therapies for sexual dysfunction and women's health product represent a very large market opportunity, especially as the overall population continues to age. As the size of the market continues to grow, the competition will expand. The approval and marketing of competitive products and other products that treat the indications targeted by Cellegy could adversely affect the market acceptance of Cellegy's products. The presence of directly competitive products could also result in more intense price competition than might otherwise exist, which could have a material adverse effect on Cellegy. Cellegy believes that competition will be intense for all of its products.

Employees

         As of February 22, 2001, we had 30 full-time and two part-time employees. Twenty-one of these employees, 2 of whom are M.D's and another 8 are Ph.D.'s, are engaged in research and development. In addition, we utilize the services of several professional consultants, as well as contract manufacturing and research organizations to supplement our internal staff's activities. None of our employees are represented by a labor union. We have experienced no work stoppages and we believe that our employee relations are good.


ITEM 2: PROPERTIES

         Cellegy currently leases 65,340 square feet of space located in South San Francisco. Approximately, 33,154 square feet of this space, is in turn, subleased to two companies under sublease agreements. The primary sublease expires on December 17, 2001, but may be extended under certain circumstances described in the agreement. Total rental income from rent payments to Cellegy is estimated at $847,000 for 2001. We believe our current facilities will be adequate for our needs for at least the next five years.

         We also sublease our previous administrative offices in Foster City, California to another company. The rent is currently $11,798 per month. Our lease and the sublease term expire on July 31, 2001.


ITEM 3: LEGAL PROCEEDINGS

         Cellegy is not a party to any material legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2000.


ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT

The directors and executive officers of Cellegy are as follows:

       Name                              Age    Position

       K. Michael Forrest                57     Chairman, President, Chief
                                                  Executive Officer and Director
       Daniel L. Azarnoff, M.D.          74     Sr. Vice President, Clinical and
                                                  Regulatory Affairs
       John J. Chandler                  59     Vice President, Business
                                                  Development
       A. Richard Juelis                 52     Vice President, Finance and
                                                  Chief Financial Officer
       Felix J. Baker, Ph.D. (1)         31     Director
       Julian C. Baker (2)               34     Director
       Jack L. Bowman (1)                68     Director
       Tobi B. Klar, M.D.                46     Director
       Ronald J. Saldarini, Ph.D. (2)    61     Director
       Alan A. Steigrod (1)              63     Director
       Carl R. Thornfeldt, M.D.          49     Director
       Larry J. Wells (2)                58     Director

------------

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.


         K. Michael Forrest. Mr. Forrest became Chairman in May 2000 and has been President, CEO, and a director since December 1996. From January 1996 to November 1996, he served as a biotechnology consultant. From November 1994 to December 1995, he served as President and CEO of Mercator Genetics, a public biotechnology company. From March 1991 to June 1994, he served as President and CEO of Transkaryotic Therapies, Inc., a public biotechnology company. From 1968 to 1991, Mr. Forrest held a series of positions with Pfizer, Inc. and senior management positions with American Cyanamid, including Vice President of Lederle U.S. and Lederle International. He is a director of AlphaGene Inc., a private functional genomics company, and INEX Pharmaceuticals, a public company developing anti-cancer products.

         Carl R. Thornfeldt, M.D. Dr. Thornfeldt is a co-founder and a director, as well as a physician, board certified in dermatology. Dr. Thornfeldt served as acting CEO from July 1996 to December 1996. In addition, Dr. Thornfeldt served as Vice President, Research and Development from October 1994 until May 1996. Since 1983, Dr. Thornfeldt has maintained a private dermatology practice and is an Assistant Clinical Professor in Dermatology at the University of Oregon Health Sciences Center. Dr. Thornfeldt received his M.D. from the University of Oregon Health Sciences Center. He completed his dermatology residency at the University of California, San Diego.

         Daniel L. Azarnoff, M.D. Dr. Azarnoff joined Cellegy as Vice President, Clinical and Regulatory Affairs in October 1997. He became Senior Vice President in July 1999, and in February of 2001 assumed the position of Sr, Vice President of Medical and Regulatory Affairs and was given the additional reponsibility of Medical Director. Since January 1986, Dr. Azarnoff has been President of D.L. Azarnoff Associates and will continue consulting to the industry on a part-time basis. From August 1978 to December 1985, he served as President of Research and Development at G.D. Searle and Co. From July 1967 to August 1978, he was KUMC Distinguished Professor of Medicine and Pharmacology, as well as the Director of the Clinical Pharmacology-Toxicology Center at the University of Kansas Medical Center. Dr. Azarnoff has also served as a member of advisory and expert committees within the Food and Drug Administration, World Health Organization, American Medical Association, National Academy of Sciences and National Institutes of Health. He received his M.D. from the University of Kansas Medical School. Dr. Azarnoff was a director of Cibus Pharmaceutical through 1998, and is currently director of Western Center Clinical Trials, and Entropin, Inc.

         John J. Chandler. Mr. Chandler became Vice President, Corporate Development in May 1998. From January 1995 to March 1998, he served as Vice President, Europe for the Medical Device Division of American Home Products. During 1994, he was Area Director, Europe/Latin America for American Home Products. From 1968 to 1993, he held a series of management and senior management positions with American Cyanamid Company. Mr. Chandler holds an M.B.A. in Marketing from Seton Hall University and a B.S. in Biology from the Queens College of the City University of New York.

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

         Felix J. Baker, Ph.D. Dr. Baker became a director in May 2000. He has managed healthcare investments for the Tisch Family since 1994, as well as other investment partnerships focused on the life sciences industry. Dr. Baker is a director of Neurogen Corporation, a public pharmaceutical company, and several private companies. He holds a B.S. with honors and a Ph.D. in Immunology from Stanford University.

         Julian C. Baker. Mr. Baker became a director in December 2000. He has managed healthcare investments from several investment funds including funds for the Tisch Family since 1994. Previously, Mr. Baker was a investment banker with the Merchant Banking Division of Credit Suisse First Boston. Mr. Baker is a director of Neurogen Corporation, a public pharmaceutical company, and several private companies. He holds a B.A., magna cum laude, from Harvard University.

         Jack L. Bowman. Mr. Bowman became a director in December 1996. He is currently a consultant to various pharmaceutical and biotechnology industry groups. From August 1987 to January 1994, he was Company Group Chairman at Johnson & Johnson, where he managed much of its global diagnostic and pharmaceutical businesses. Before then, Mr. Bowman held executive positions with CIBA-Geigy and American Cyanamid, where he had responsibility for worldwide pharmaceutical, medical device, and consumer product divisions. He is currently a director of Celgene Corporation, NeoRx Corp., CytRx Corp., Cell Therapeutics, Inc., Targeted Genetics, Inc. and Osiris Therapeutics, and is the Chairman of Reliant Pharmaceuticals.

         Tobi B. Klar, M.D. Dr. Klar became a director in June 1995. She is a physician, board certified in dermatology. Since 1986, Dr. Klar has maintained a private dermatology practice and has served as Co-Chairperson of the Department of Dermatology at New Rochelle Hospital Medical Center, New Rochelle, New York, and Associate Clinical Professor in dermatology at Albert Einstein Medical Center in New York City. Dr. Klar holds a M.D. from the State University of New York.

         Ronald J.  Saldarini,  Ph.D.  Dr.  Saldarini  became a director in July
1999, after retiring from American Home Products (AHP). He is currently a director of Idun Pharmaceuticals, Therion Biologics, Alphavax and Medarex, Inc. He serves on two committees (Military Vaccines, Immunization Finance) at the National Academy of Sciences Institute of Medicine and is a consultant to the Malaria Vaccine Initiative. He is also an associate with Naimark and Associates, a consulting firm, which provides service to the healthcare industry. Prior to his board membership, he was the President of Wyeth Lederle Vaccines and Pediatrics, a division of AHP from January 1995 to June 1999. He was also President of the Lederle-Praxis Biologicals Division from 1989 through 1994. He has been a member of the National Vaccine advisory Committee and the National Advisory Commission on Childhood Vaccines. He received his Ph.D. from the University of Kansas in Biochemistry and Physiology.

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

         Larry J. Wells. Mr. Wells became a director in 1989. For the past seventeen years, he has been a venture capitalist. He is the President of Wells Investment Group, the General Partner of Daystar Partners, and the founder of Sundance Venture Partners, L.P., a venture capital fund. Mr. Wells is a director of Identix, Inc., Isonics Corp., Wings America and CCF Brands.

         Directors hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are chosen by and serve at the discretion of the Board of Directors, subject to any written employment agreements with the Company.

         Standing committees of the Board include an Audit Committee and a Compensation Committee. Mr. Wells, Mr. J. Baker and Dr. Saldarini are current members of the Audit Committee. The Audit Committee reviews the Company's accounting practices, internal control systems and meets with the Company's outside auditors concerning the scope and terms of their engagement and the results of their audits. Dr. Felix Baker and Messrs. Bowman and Steigrod are the current members of the Compensation Committee. The Compensation Committee recommends compensation for officers and employees of the Company, and grants options and stock awards under the Company's employee benefit plans.

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

2000                                                           High        Low
----                                                          -----        ----
First Quarter........................................       $  9.97     $  3.25
Second Quarter.......................................          8.25        4.69
Third Quarter........................................          9.43        8.00
Fourth Quarter.......................................          8.00        4.38

1999
First Quarter........................................      $   4.63     $  3.50
Second Quarter.......................................          5.44        3.31
Third Quarter........................................          8.88        5.00
Fourth Quarter.......................................         10.88        3.16


Holders

         As of February 22, 2001, there were approximately 125 shareholders of record excluding beneficial holders of stock held in street name.

Dividend Policy

         We have never paid cash or declared dividends on our common stock. We do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA


                                                                                                                        Period From
                                                                                                                          June 26,
                                                                                                                             1989
                                                                                                                         (Inception)
($000's)                                                                                                                   Through
                                                       1996          1997          1998          1999          2000          2000
                                                     --------      --------      --------      --------      --------      --------
Statement of Operations Data:

Revenues .......................................     $    648      $    828      $    832      $  1,045      $  1,586      $  6,068

Costs and expenses .............................        4,346         9,238         9,266        10,847        13,274        57,931
                                                     --------      --------      --------      --------      --------      --------

Loss from operations ...........................       (3,698)       (8,410)      (8,434)       (9,802)       (11,689)      (51,863)

Interest income (expense) and other,
net ............................................          330           556         1,068           501           271         2,400
                                                     --------      --------      --------      --------      --------      --------

Net loss .......................................       (3,368)       (7,854)       (7,366)       (9,301)      (11,418)      (49,463)

Non-cash preferred dividends ...................        1,414            35          --            --            --           1,449
                                                     --------      --------      --------      --------      --------      --------

Net loss applicable to common
  shareholders .................................     $ (4,782)     $ (7,889)     $ (7,366)     $ (9,301)     $(11,418)     $(50,912)
                                                     ========      ========      ========      ========      ========      ========

Basic and diluted net loss per common
shareholder ....................................     $  (1.11)     $  (1.18)     $  (0.73)     $  (0.85)     $  (0.91)
                                                     ========      ========      ========      ========      ========

Weighted average common shares
outstanding ....................................        4,307         6,670        10,160        10,914        12,542



                                                                            As of December 31,
                                                     ----------------------------------------------------------------
                                                       1996          1997          1998          1999         2000
                                                     --------      --------      --------      --------      --------
Balance Sheet Data:

Cash, cash equivalents and investments .........     $  7,315      $ 21,726      $ 15,220      $ 16,737      $ 15,923 (1)

Total assets ...................................        7,696        22,751        19,484        20,913        21,259

Deficit accumulated during the
  development stage ............................      (14,937)      (22,826)      (30,192)      (39,494)      (50,912)

Total shareholders' equity .....................        7,387        21,354        14,218        15,839        18,794

(1)  Includes restricted cash of $614


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K includes forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include those described in "Factors That May Affect Future Operating Results" and elsewhere in this Annual Report. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report. Actual events or results may differ materially from those discussed in this Annual Report.

         Cellegy Pharmaceuticals, Inc., a specialty biopharmaceutical company incorporated in California in 1989, is engaged in the development of prescription drugs and skin care products. We are developing several prescription drugs, including Anogesic, a nitroglycerin-based product for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel products, Tostrex, for the treatment of male hypogonadism, a condition that affects men, generally above the age of forty, and Tostrelle, for the treatment of sexual dysfunction in menopausal women. We are testing and developing a line of anti-wrinkling cosmeceutical products which we believe will address the skin care needs of an affluent and aging population.

General

         In December 1997, we completed an asset purchase agreement with Neptune Pharmaceutical Corporation to acquire patent and other intellectual property rights relating to Anogesic. Our expenses relating to Anogesic product development and clinical trials are expected to increase during the remainder of 2001 as a result of the on-going activities associated with the second confirmatory Phase III clinical trial initiated in 2000.

         In September 1998, we began initial shipments and product sales of C79 Intensive Moisturizing formulation to Gryphon Development Inc., the product development arm of a major specialty retailer. C79 is a key ingredient in a line of healing hand creams sold at most of the specialty retailer's stores in the United States.

         In June 2000, we acquired all assets of the Australian company, Quay Pharmaceuticals Pty Ltd, an Australian pharmaceutical company producing Rectogesic, a drug similar to Anogesic. The acquired assets consisted of Quay's inventory, other tangible assets, and purchased technology. The aggregate purchase price of $1,835,000 included an aggregate value of 169,224 shares of our common stock paid to Quay with an estimated value of $977,000, the warrants to purchase 171,146 shares of common stock with an estimated value of $489,000, and cash payments of $369,000. The purchase price was allocated to net tangible assets of $97,000, purchased technology of $770,000, and goodwill of $968,000 based on their estimated fair values on the acquisition date. Purchased technology and goodwill are being amortized over three and ten years, respectively.

         In October 2000, Cellegy completed a private placement of 1.5 million shares of its common stock, resulting in $11.6 million of gross proceeds to Cellegy. Participants in the financing included three institutional investors.

Results of Operations

Years Ended December 31, 2000, 1999 and 1998

         Revenues. Cellegy had revenues of $1,586,000, $1,045,000, and $832,000 in 2000, 1999 and 1998, respectively. Revenues in 2000 consisted of $1,389,000 in product sales to Gryphon Development, the product development arm of a major specialty retailer, $125,000 in Rectogesic sales in Australia and $72,000 in SBIR grant funding. The increase of $541,000 in 2000 compared with 1999 is due primarily to an increase in product sales to Gryphon Development of $491,000, Rectogesic sales in Australia of $125,000 offset by a decrease in development funding from Glaxo of $74,000. The increase in 1999 compared with 1998 was primarily due to a $440,000 increase in Gryphon sales offset by grant funding which was $227,000 lower in 1999.

         Research and Development Expenses. Research and development expenses were $9,276,000 in 2000 compared with $7,965,000 in 1999, and $6,668,000 in
1998. The increase of $1,311,000 in 2000 was primarily due to increase in spending associated with Anogesic Phase III and Phase II clinical trials, as well as Phase III and Phase I/II testosterone gel clinical studies for both men and women. In addition to clinical site payments, clinical costs include costs of manufacturing clinical supplies and costs associated with product stability studies. The increase of $1,297,000 in 1999 compared with 1998 was due to an increase in Anogesic clinical trial expenses. In each of the three years, we incurred higher utility expenses than the preceding year associated with our new laboratory facilities in South San Francisco, California.

         We expect our research spending in 2001 to be, at least, equal to or higher than 2000 levels, primarily in support of our Phase III Anogesic clinical trial, as well as two hemorrhoid trials using Anogesic and Tostex and Tostrelle trials. In addition, utility rates are expected to be substantially higher in 2001 than prior years.

         General and Administrative Expenses. General and administrative expenses were $3,631,000 in 2000, compared with $2,613,000 in 1999 and $2,485,000 in 1998. The increase of $1,018,000 in 2000 was due to travel, consulting, expenses associated with our business development programs and non-cash compensation charges related to certain warrant grants. The minor increase of $128,000 in 1999 compared with 1998 was due to increased rent and other utility expenses related to Cellegy's office facility, offset by professional fees in connection with construction and design of our new facility, as well as higher personnel related expenses. Our general and administrative expenses are expected to continue to increase in the future in support of our research and product commercialization efforts.

         Acquired-In-Process Technology. No acquired-in-process technology expenses were incurred during 2000 and 1999, and 1998. The charge of $3,843,000 was incurred in 1997. This non-cash charge to operations resulted from common stock issued pursuant to the Anogesic purchase agreement we signed with Neptune in 1997. We expect to have additional non-cash charges in future years, including 2001, if certain milestones are achieved. Although the dollar amount of future milestone payments is fixed by the agreement, the amount of the non-cash accounting charge will vary as a function of the share price of Cellegy's common stock at the time the milestone is achieved.

         Interest Income and Other, Net and Interest Expenses. Cellegy recognized $693,000 in interest income for 2000 compared with $864,000 for 1999 and $1,091,000 for 1998. Fluctuations in interest income earned were tied primarily to changes in average investment balances during each period and lower investment balances in 2000 compared with the prior years. Interest expense in 2000 was $201,000 compared with $363,000 in interest expense during 1999. Lower interest expense in 2000 reflects lower average loan balances reflecting our pay-down of bank borrowings. Other income includes rental income from our sub-lessees of $80,000 earned during the month of December 2000. Cellegy's current sub-lease agreement, expiring in December 2001, will result in significant rental income throughout 2001. Other expense consists of the amortization of intangible assets related to the acquisition of Quay Pharmaceuticals Pty Ltd.

         Net Loss. The net loss applicable to common shareholders in 2000 was $11,418,000 or $0.91 per share based on 12,542,000 weighted average shares outstanding compared with $9,301,000 or $0.85 per share in 1999 based on 10,914,000 weighted average shares outstanding and a net loss of $7,366,000 or $0.73 per share in 1998 based on 10,160,000 weighted average shares outstanding.

Liquidity and Capital Resources

         We have experienced net losses and negative cash flow from operations each year since our inception. Through December 31, 2000, we had incurred an accumulated deficit of $50.9 million and had consumed cash from operations of $41.7 million. Cash from equity financing transactions have included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997, $10.0 million in net proceeds from a private placement in July 1999 and $11.6 million in net proceeds from a private placement in October 2000. In June 1998, we entered into a loan agreement with a commercial bank to provide up to $4.5 million with an initial interest rate at the bank's prime lending rate plus three quarters of one percentage point (10.25% at December 31, 2000). In December 1999, the loan was amended to include a revolving credit line allowing us to pay down principal balances at any time or increase borrowings up to a maximum of $2.5 million. As of December 31, 2000, $0.9 million was outstanding under this arrangement.

         Our cash and investments were $15.9 million at December 31, 2000, of which $614,000 is classified as restricted cash, compared with $16.7 million at December 31, 1999. The decrease in cash and investments of $0.8 million was principally due to net proceeds from the financing completed in October 2000 offset by net cash used in operating activities and in the acquisition of Quay Pharmaceuticals completed in June 2000. Our operations have used and will continue to use substantial amounts of cash. Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, our ability to establish new collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment, and the availability of other financing.

         In order to complete the research and development and other activities necessary to commercialize our products, additional financing will be required. As a result, we will seek private or public equity investments and future collaborative arrangements or other transactions with third parties to meet such needs. There is no assurance that such financing will be available for us to fund our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and administrative programs. We believe that available cash resources and the interest thereon will be adequate to satisfy our capital needs through at least December 31, 2001.

Factors That May Affect Future Operating Results

         This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in this Annual Report. Factors that might cause such a difference include, but are not limited to, those discussed below.

We have a history of losses, and we expect losses to continue for at least several years.

         Our accumulated deficit as of December 31, 2000 was approximately $50.9 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses for at least the next several years. We plan to increase our operating expenses as we continue to devote significant resources to pre-clinical studies, clinical trials, administrative, marketing and patent activities. We have not generated any significant revenues from royalties or licensing of our technologies, and we expect that it will take several years for our major prescription products to be approved in the larger pharmaceutical markets. Accordingly, without substantial revenues from new corporate collaborations, royalties on product sales or other revenue sources, we expect to incur substantial and increased operating losses in the foreseeable future as our earlier stage potential products move into clinical development, and as we invest in research or acquire additional technologies, product candidates or businesses. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. The amount of future net losses, and the time required to reach profitability, are both highly uncertain. To achieve sustained profitable operations, we must, among other things, successfully discover, develop, obtain regulatory approvals for and market pharmaceutical or cosmeceutical products. We cannot assure you that we will ever be able to achieve or sustain profitability.

Our clinical trial results are very difficult to predict in advance, and failure of one or more clinical trials could adversely affect our business and our stock price.

         Before we obtain regulatory approval for the commercial sale of most potential drug products, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. We cannot assure you that the FDA or other international regulatory authorities will permit us to undertake any future clinical trials for potential products or to continue any of the current clinical trials. To date, we have not sought FDA approval to distribute any products. Moreover, results of pre-clinical studies and early clinical trials may not be good predictors of results that will be obtained in later-stage clinical trials. We cannot assure you that Cellegy's present or future clinical trials, including for example, the current Phase III clinical trials using our Anogesic and Tostrex products, or the current Phase I/II dose ranging study for Tostrelle, will demonstrate the results required for approval to market these potential products or even to continue with additional clinical development. Because of the independent and blind nature of certain human clinical testing, there will be extended periods during the testing process when we will have only limited, or no, access to information about the status or results of the tests, and this is the case with our current Phase III Anogesic clinical trial. Other pharmaceutical companies have believed that their products performed satisfactorily in early tests, only to find their performance in later tests, including Phase III clinical trials, to be inadequate or unsatisfactory, or that FDA Advisory Committees have declined to recommend approval of the drugs, or that the FDA itself refused approval, with the result that such companies' stock prices have fallen precipitously. If Anogesic or Tostrex fail to successfully complete the current Phase III trials or related clinical testing, including toxicology studies, our business and stock price would be materially and adversely affected.

The Company faces intense competition from larger companies, and in the future Cellegy may not have the resources required to develop innovative products. Cellegy's products are subject to competition from existing products.

         The pharmaceutical and cosmeceutical industries are subject to rapid and significant technological changes. In the development and marketing of topical prescription drugs, skin care and other cosmeceutical products and drug delivery systems, Cellegy faces intense competition. Cellegy is much smaller in terms of size and resources than many of its competitors in the United States and abroad, which include, among others, major pharmaceutical, chemical, cosmetic, consumer product and biotechnology companies, specialized firms, universities and other research institutions. Cellegy's competitors may succeed in developing technologies and products that are more effective than any that we are developing and could render Cellegy's technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, clinical production and marketing capabilities and regulatory experience. In addition, Cellegy's products are subject to competition from existing products. For example, Cellegy's Tostrex product, if commercialized, is expected to compete with two currently marketed transdermal patch products sold by Alza Corporation and one transdermal testosterone gel product marketed by Unimed/Solvay. Cellegy's Anogesic product, if commercialized, is expected to compete with over-the-counter products, such as Preparation H marketed by American Home Products, and various other prescription products. As a result, we cannot assure you that Cellegy's products under development will be able to compete successfully with existing products or innovative products under development by other organizations.

The type and scope of patent coverage we have may limit the commercial success of our products.

         Cellegy's success depends, in part, on our ability to obtain patent protection for our products and methods, both in the United States and in other countries. Several of Cellegy's products are based on existing compounds with a history of use in humans but are being developed by Cellegy for new therapeutic use in skin diseases. Cellegy cannot obtain composition patent claims on the compound itself, and will instead need to rely on patent claims, if any, directed to the use of the compound to treat certain conditions or to specific formulations we are attempting to develop. Cellegy may not be able to prevent a competitor from using our formulations or compounds for a different purpose. We cannot assure you that any additional patents will be issued to Cellegy, that the protection of any patents issued in the future will be commercially valuable or that current or future patents will be held valid if subsequently challenged.

         The patent position of companies engaged in businesses such as Cellegy's business generally is uncertain and involves complex legal and factual questions. There is a substantial backlog of patent applications at the United States Patent and Trademark Office. Further, issued patents can later be held invalid by the patent office issuing the patent or by a court. There can be no assurance that any patent applications relating to Cellegy's products or methods will issue as patents, or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us a competitive advantage. In addition, many other organizations are engaged in research and product development efforts in drug delivery, skin biology and cosmeceutical fields that may overlap with Cellegy's products. Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by Cellegy. These rights may prevent us from commercializing technology, or may require Cellegy to obtain a license from the organizations to use the technology. Cellegy may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, or that the patents underlying any such licenses will be valid or enforceable. Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to United States patents as extensively as those rights are protected in the United States. Cellegy is subject to the risk that individuals or organizations located in such countries will engage in development, marketing or sales activities of Cellegy's products.

Our product sales strategy involving corporate partners is highly uncertain. No new partnership agreements have been finalized.

         Cellegy is seeking to enter into agreements with certain corporate partners granting rights to commercialize our lead products, Anogesic and Tostrex. As of the date of this Annual Report, Cellegy has not entered into any agreements with third parties to commercialize either product. Cellegy may not be able to establish any such collaborative arrangements. Failure to enter into any such arrangements could prevent, delay or otherwise have a material adverse effect on our ability to develop and market Anogesic, Tostrex or other products (particularly in certain international markets) that we desire to commercialize through third party arrangements, and we may not have the resources or the experience to successfully commercialize any such products on our own. Similarly, if we are unable to find another corporate partner to develop or market our cosmeceutical products, they may never be commercialized. If we are able to enter into one or more corporate partner arrangements, we may rely on our partners to conduct clinical trials, obtain regulatory approvals and, if approved, manufacture and market or co-promote these products. However, reliance on third party partners can create risks to our product commercialization efforts. Once agreements are completed, Cellegy may have little or no control over the development of these potential products and little or no opportunity to review clinical data before or after public announcement of results. Further, any arrangements that may be established may not be successful.

We are subject to regulation by regulatory authorities including the FDA, which could delay or prevent marketing of our products.

         Cellegy's prescription products, and our ongoing research and clinical activities such as those relating to Anogesic, Tostrex, and Tostrelle, are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. Extensive current pre-clinical and clinical testing requirements and the regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities, or additional future government regulations, could prevent or delay regulatory approval of Cellegy's products. Notwithstanding our current relationships with those authorities, disagreements may occur in the future, and one or more of our ongoing or planned clinical trials could be delayed or repeated in order to satisfy regulatory requirements. For example, if our expanded Phase I/II trial regarding Tostrelle(TM) is successful, we plan to meet with the FDA to discuss future trials, and the FDA could impose requirements on future trials that could delay the regulatory approval process. Sales of Cellegy's products outside the United States are subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of Cellegy's products in those countries.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect our ability to develop or market products.

         Throughout our history, we have consumed substantial amounts of cash. Our cash needs are expected to continue to increase significantly over at least the next several years in order to fund the additional expenses required to expand our current research and development programs. Cellegy has no current source of significant ongoing revenues or capital beyond existing cash and investments, and certain product sales of Rectogesic in Australia and sales to Gryphon, the development subsidiary of a major specialty retailer. In order to complete the research and development and other activities necessary to commercialize our products, additional financing will be required.

         Cellegy will seek private or public equity investments and future collaborative arrangements with third parties to help fund future cash needs. Such funding may not be available on acceptable terms, if at all. Insufficient funding may require Cellegy to delay, reduce or eliminate some or all of our research and development activities or planned clinical trial programs. Cellegy believes that available cash resources and interest earned will be adequate to satisfy its capital needs through at least December 31, 2001.

We currently have no products we sell on our own and have limited sales and marketing experience.

         We may market certain of our products, if successfully developed and approved, through a direct sales force in the United States and through sales and marketing partnership or distribution arrangements outside the United States. Cellegy has very limited experience in sales, marketing or distribution. To market our products directly, we intend to establish a marketing group and direct sales force in the United States or obtain the assistance of our marketing partner. If we enter into marketing or licensing arrangements with established pharmaceutical companies, our revenues will be subject to the terms and conditions of such arrangements and will be dependent on the efforts of our partner. Cellegy may not be able to successfully establish a direct sales force, or assure you that our collaborators may not effectively market any of our potential products, and either circumstance could have a material adverse effect on our business and stock price.

We have not manufactured products before and are dependent on a limited number of critical suppliers.

         Cellegy has no direct experience in manufacturing commercial quantities of products and currently does not have any capacity to manufacture products on a large commercial scale. We currently rely on a limited number of contract manufacturers and suppliers to manufacture our formulations. Manufacturing or quality control problems could occur at the contract manufacturers such that they may not be able to maintain compliance with the FDA's current good manufacturing practice requirements necessary to continue manufacturing our products.

We have very limited staffing and will continue to be dependent upon key employees

         Our success is dependent upon the efforts of a small management team, including K. Michael Forrest, our chief executive officer. We have an employment agreement with Mr. Forrest and certain other officers, but none of our officers is bound by an employment for any specific term. If key individuals leave Cellegy, we could be adversely affected if suitable replacement personnel are not quickly recruited. Our future success depends upon our ability to continue to attract and retain qualified scientific, marketing and technical personnel. There is intense competition for qualified personnel in all functional areas, and competition particularly in the San Francisco Bay Area where our principal facility is located, which make it difficult to attract and retain the qualified personnel necessary for the development and growth of our business.

We are subject to the risk of product liability lawsuits.

         The testing, marketing and sale of human health care products entails an inherent risk of allegations of product liability. We are subject to the risk that substantial product liability claims could be asserted against us in the future. Cellegy has obtained $4 million in insurance coverage relating to our clinical trials. There can be no assurance that Cellegy will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities.

Our stock price could be volatile.

         Our stock price has from time to time experienced significant price and volume fluctuations. Sometimes our stock price has varied depending on fluctuations in the Nasdaq National Market generally, and sometimes fluctuations have resulted from matters more specific to Cellegy, such as an announcement of clinical trial results or other corporate developments. Announcements that could significantly impact our stock price include:

             o clinical trial results, such as results of the Anogesic or Tostrex trials;
             o  developments  or  disputes   concerning  patent  or  proprietary
                rights;
             o publicity regarding actual or potential clinical results or regulatory developments relating to our products under development or by our competitors; and
             o period-to-period fluctuations in our financial results, including operating expenses or profits.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale (see Financial Statements - Note 2). All of our of our securities will mature by the end of 2001. We believe that potential near-term losses in future earnings, fair values or cash flows related to their investment portfolio would not be significant. Cellegy has a long-term note payable outstanding (see Financial Statements - Note 4) with an interest rate which currently varies with the lender's prime rate.


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


ITEM 11: EXECUTIVE COMPENSATION

         Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders expected to be during 2001. Such information is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders expected to be held during 2001. Such information is incorporated herein by reference.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this Item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders expected to be held during 2001. Such information is incorporated herein by reference.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 2nd day of March, 2001.

                                         CELLEGY PHARMACEUTICALS, INC.

                                         By: /s/ K. Michael Forrest
                                             -----------------------------------
                                                 K. Michael Forrest
                                                 Chairman, President and Chief
                                                 Executive Officer

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

           Name                                                Title                                            Date
           ----                                                -----                                            ----
Principal Executive Officer:

/s/ K. Michael Forrest                          Chairman, President, Chief Executive Officer              March 2, 2001
-----------------------------------               and Director
    K. Michael Forrest


Principal Financial Officer
and Principal Accounting Officer:

/s/ A. Richard Juelis                           Vice President, Finance, Chief Financial                  March 2, 2001
-----------------------------------               Officer and Secretary
    A. Richard Juelis

Directors:

/s/ Carl R. Thornfeldt                          Director                                                  March 2, 2001
-----------------------------------
    Carl R. Thornfeldt, M.D.

/s/ Jack L. Bowman                              Director                                                  March 2, 2001
-----------------------------------
    Jack L. Bowman

/s/ Felix J. Baker                              Director                                                  March 2, 2001
-----------------------------------
    Felix J. Baker

/s/ Julian C. Baker                             Director                                                  March 2, 2001
-----------------------------------
    Julian C. Baker

/s/ Tobi B. Klar                                Director                                                  March 2, 2001
-----------------------------------
    Tobi B. Klar

/s/ Ronald J. Saldarini                         Director                                                  March 2, 2001
-----------------------------------
    Ronald J. Saldarini

/s/  Alan A. Steigrod                           Director                                                  March 2, 2001
-----------------------------------
     Alan A. Steigrod

/s/ Larry J. Wells                              Director                                                  March 2, 2001
-----------------------------------
    Larry J. Wells

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors                           F-2
Consolidated Balance Sheets                                                 F-3
Consolidated Statements of Operations                                       F-4
Consolidated Statements of Shareholders' Equity                             F-5

Consolidated Statements of Cash Flows                                       F-8

Notes to Financial Statements                                               F-10

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Cellegy Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Cellegy Pharmaceuticals, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000, and for the period from June 26, 1989 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellegy
Pharmaceuticals, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, and for the period from June 26, 1989 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.




Palo Alto, California
February 9, 2001


                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                     Consolidated Balance Sheets


                                                                                                              December 31,
                                                                                                    --------------------------------
                                                                                                        2000               1999
                                                                                                    ------------       ------------
Assets
Current assets
     Cash and cash equivalents                                                                      $  8,838,192       $    804,089
     Short-term investments                                                                            6,470,537         10,970,718
     Prepaid expenses and other current assets                                                           956,076          1,026,326
                                                                                                    ------------       ------------
Total current assets                                                                                  16,264,805         12,801,133
Property and equipment, net                                                                            2,848,020          3,149,384
Long-term investments                                                                                       --            4,962,420
Restricted cash                                                                                          613,999               --
Intangible assets                                                                                      1,531,939               --
                                                                                                    ------------       ------------
Total assets                                                                                        $ 21,258,763       $ 20,912,937
                                                                                                    ============       ============

Liabilities and Shareholders' Equity
Current liabilities
     Accounts payable and accrued liabilities                                                       $  1,443,230       $    714,003
     Accrued compensation and related expenses                                                           139,073            106,223
     Current portion of note payable                                                                     548,133          1,152,828
                                                                                                    ------------       ------------
Total current liabilities                                                                              2,130,436          1,973,054
Long-term portion of note payable                                                                        333,937          2,882,070
Other long term liabilities                                                                                 --              218,993

Shareholders' equity
     Preferred  stock,  no par  value; 5,000,000 shares authorized: Series A convertible  preferred stock 1,100 shares designated;  no shares issued
         or outstanding at December 31, 2000 and 1999                                                       --                 --
     Common stock,  no par value; 20,000,000 shares authorized: 13,838,053 shares issued and outstanding at December 31, 2000 and 12,010,242 shares issued and
         outstanding at December 31, 1999                                                             69,735,022         55,367,903
     Accumulated other comprehensive loss                                                                (28,807)           (35,471)
     Deficit accumulated during the development stage                                                (50,911,825)       (39,493,612)
                                                                                                    ------------       ------------
     Total shareholders' equity                                                                       18,794,390         15,838,820
                                                                                                    ------------       ------------
Total liabilities and shareholders' equity                                                          $ 21,258,763       $ 20,912,937
                                                                                                    ============       ============


                                                       See accompanying notes.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                Consolidated Statements of Operations


                                                                                                                     Period from
                                                                                                                    June 26, 1989
                                                                                                                     (inception)
                                                                                                                       through
                                                                     Years ended December 31,                       December 31,
                                                     ---------------------------------------------------------
                                                                     2000              1999              1998              2000
                                                                 ------------      ------------      ------------      ------------
Revenues:
     Licensing and contract revenue from affiliate               $       --        $       --        $       --        $  1,145,373
     Licensing, milestone, and development funding                       --             117,303           271,248         1,551,408
     Government grants                                                 71,793            29,976           102,502           501,769
     Product sales                                                  1,513,830           897,859           457,970         2,869,659
                                                                 ------------      ------------      ------------      ------------
Total revenues                                                      1,585,623         1,045,138           831,720         6,068,209
Costs and expenses:
     Cost of products sold                                            368,113           269,358           113,073           750,544
     Research and development                                       9,275,942         7,965,477         6,668,014        36,818,073
     General and administrative                                     3,630,616         2,612,601         2,485,341        16,519,107
     Acquired in-process technology                                      --                --                --           3,842,968
                                                                 ------------      ------------      ------------      ------------
Total costs and expenses                                           13,274,671        10,847,436         9,266,428        57,930,692
                                                                 ------------      ------------      ------------      ------------
Operating loss                                                    (11,689,048)       (9,802,298)       (8,434,708)      (51,862,483)
     Interest expense                                                (200,689)         (362,735)          (22,146)       (1,449,310)
     Interest income and other, net                                   471,524           863,877         1,090,523         3,848,473
                                                                 ------------      ------------      ------------      ------------
Net loss                                                          (11,418,213)       (9,301,156)       (7,366,331)      (49,463,320)
Non-cash preferred dividends                                             --                --                --           1,448,505
                                                                 ------------      ------------      ------------      ------------
Net loss applicable to common shareholders                       $(11,418,213)     $ (9,301,156)     $ (7,366,331)     $(50,911,825)
                                                                 ============      ============      ============      ============

     Basic and diluted net loss per common share                 $      (0.91)     $      (0.85)     $      (0.73)
                                                                 ============      ============      ============

Weighted average common shares used in computing
basic and diluted net loss per common share                        12,542,232        10,913,554        10,160,026
                                                                 ============      ============      ============


                                                       See accompanying notes.


                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                           Consolidated Statements of Shareholders' Equity



                                   Series A Convertible    Series B Convertible     Series C Convertible
                                     Preferred Stock         Preferred Stock           Preferred Stock            Common Stock
                                     ---------------         ---------------           ---------------            ------------
                                    Shares      Amount      Shares      Amount       Shares        Amount      Shares       Amount
                                    ------      ------      ------      ------       ------        ------      ------       ------
Issuance of common stock for
   cash through December 31,
   1997                                ---       $ ---         ---      $  ---            ---     $   ---      953,400   $ 126,499
Issuance of common stock for
   services rendered through
   December 31, 1997                   ---         ---         ---         ---            ---         ---      269,116      24,261
Repurchase of common shares
   in 1992                             ---         ---         ---         ---            ---         ---      (3,586)       (324)
Issuance of convertible
   preferred stock, net of
   issuance cost through
   December 31, 1997                27,649   6,801,730         ---         ---        477,081     4,978,505         ---         ---
Issuance of Series A
   convertible preferred
   stock and warrants to
   purchase 14,191
   shares of Series A
   convertible preferred
   stock in exchange for
   convertible
   promissory notes and
   accrued interest through
   December 31, 1997               625,845   1,199,536         ---         ---            ---         ---          ---         ---
Issuance of convertible
   preferred stock for
   services rendered, and
   license agreement through
   December 31, 1997                50,110     173,198         ---         ---         ---            ---         ---          ---
Issuance of Series B
   convertible preferred
   stock in exchange for
   convertible promissory
   notes in 1992                       ---         ---      12,750     114,000            ---         ---          ---         ---
Issuance of common stock in
   exchange for notes payable          ---         ---         ---         ---            ---         ---       42,960     268,500
Issuance of warrants in
   connection with notes
   payable financing                   ---         ---         ---         ---            ---         ---          ---     487,333
Issuance of common stock in
   connection with IPO in
   August 1995                         ---         ---         ---         ---            ---         ---    1,322,500   6,383,785


                                                       See accompanying notes.




                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Consolidated Statements of Shareholders' Equity


                                   Accumulated      Deficit
                                      Other       Accumulated
                                  Comprehensive     During        Total
                                     Income       Development   Shareholders'
                                     (Loss)          Stage        Equity
                                     ------          -----        ------
Issuance of common stock for
   cash through December 31,
   1997                                   ---            ---   $  126,499
Issuance of common stock for
   services rendered through
   December 31, 1997                      ---            ---       24,261
Repurchase of common shares
   in 1992                                ---            ---         (324)
Issuance of convertible
   preferred stock, net of
   issuance cost through
   December 31, 1997                       ---            ---  11,780,235
Issuance of Series A
   convertible preferred
   stock and warrants to
   purchase 14,191
   shares of Series A
   convertible preferred
   stock in exchange for
   convertible
   promissory notes and
   accrued interest through
   December 31, 1997                      ---            ---    1,199,536
Issuance of convertible
   preferred stock for
   services rendered, and
   license agreement through
   December 31, 1997                      ---            ---      173,198
Issuance of Series B
   convertible preferred
   stock in exchange for
   convertible promissory
   notes in 1992                          ---            ---      114,000
Issuance of common stock in
   exchange for notes payable             ---            ---      268,500
Issuance of warrants in
   connection with notes
   payable financing                      ---            ---      487,333
Issuance of common stock in
   connection with IPO in
   August 1995                            ---            ---    6,383,785



                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                    Consolidated Statements of Shareholders' Equity - (Continued)


                                Series A Convertible   Series B Convertible      Series C Convertible
                                   Preferred Stock        Preferred Stock          Preferred Stock             Common Stock
                                   ---------------        ---------------          ---------------             ------------
                                 Shares      Amount      Shares     Amount        Shares        Amount      Shares       Amount
                                 ------      ------      ------     ------        ------        ------      ------       ------
Conversion of preferred
   stock, including
   dividends, to common stock
   through December 31,
   1997                          (703,409)  $(7,426,958) (12,750)  $ (114,000)    (477,081)   $(4,978,505) $2,426,762 $12,519,463
Exercise of warrants to
   purchase common stock              ---         ---         ---        ---             ---         ---      363,103      52,744
Exercise of options to
   purchase common stock              ---         ---         ---        ---             ---         ---      138,481     373,856
Compensation expense related
   to the extension of option
   exercise periods                   ---         ---         ---        ---             ---         ---          ---     333,481
Non-cash preferred dividends          ---   1,448,505         ---        ---             ---         ---          ---         ---
Unrealized gains on
   investments                        ---         ---         ---        ---             ---         ---          ---         ---
Conversion of preferred
   stock, including
   dividends, to common stock       (195)  (2,196,011)        ---        ---             ---         ---      587,879   2,196,011
Issuance of common stock in
   connection with the
   private placement in July
   1997, net of issuance costs        ---         ---         ---        ---             ---         ---    1,547,827   3,814,741
Issuance of common stock in
   connection with the public
   offering of common stock
   in November 1997, net of
   issuance costs                     ---         ---         ---        ---             ---         ---    2,012,500  13,764,069
Issuance of common stock in
   connection with the
   acquisition of product
   rights from Neptune                ---         ---         ---        ---             ---         ---      462,809   3,842,968
   Pharmaceutical Corp.
Unrealized loss on investments        ---         ---         ---        ---             ---         ---          ---         ---
Net loss - 1997                       ---         ---         ---        ---             ---         ---          ---         ---
                                ---------------------------------------------------------------------------------------------------
Total Comprehensive Loss -
   1997                               ---         ---         ---        ---             ---         ---          ---         ---
                                ---------------------------------------------------------------------------------------------------
Balances at December 31, 1997
                                      ---         ---         ---        ---             ---         ---   10,123,751 $44,192,387

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

          Consolidated Statements of Shareholders' Equity - (Continued)

                               Accumulated      Deficit
                                  Other       Accumulated
                               Comprehensive   During the       Total
                                 Income       Development   Shareholders'
                                 (Loss)          Stage         Equity
                                 ------          -----         ------
Conversion of preferred
   stock, including
   dividends, to common stock
   through December 31,
   1997                         $      ---    $      ---  $       ---
Exercise of warrants to
   purchase common stock               ---           ---       52,744
Exercise of options to
   purchase common stock               ---           ---      373,856
Compensation expense related
   to the extension of option
   exercise periods                    ---           ---      333,481
Non-cash preferred dividends           ---    (1,448,505)         ---
Unrealized gains on
   investments                      22,167           ---       22,167
Conversion of preferred
   stock, including
   dividends, to common stock          ---           ---          ---
Issuance of common stock in
   connection with the
   private placement in July
   1997, net of issuance costs         ---           ---    3,814,741
Issuance of common stock in
   connection with the public
   offering of common stock
   in November 1997, net of
   issuance costs                      ---           ---   13,764,069
Issuance of common stock in
   connection with the
   acquisition of product
   rights from Neptune                 ---           ---    3,842,968
   Pharmaceutical Corp.
Unrealized loss on investments     (34,000)          ---      (34,000)
Net loss - 1997                        ---    (7,854,068)  (7,854,068)
                                   ---------------------   -----------
Total Comprehensive Loss -
   1997                                ---           ---   (7,888,068)
                                   ---------------------   -----------
Balances at December 31, 1997     $(11,833) $(22,826,125) $21,354,429



                             See accompanying notes.


                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                    Consolidated Statements of Shareholders' Equity - (Continued)



                                 Series A Convertible   Series B Convertible      Series C Convertible
                                   Preferred Stock         Preferred Stock          Preferred Stock             Common Stock
                                   ---------------         ---------------          ---------------             ------------
                                  Shares      Amount      Shares     Amount        Shares        Amount      Shares       Amount
                                  ------      ------      ------     ------        ------        ------      ------       ------
Exercise of warrants to
   purchase common stock               ---         ---         ---        ---             ---         ---       13,979      47,740
Exercise of options to
   purchase common stock               ---         ---         ---        ---             ---         ---       35,564     123,006
Unrealized gain on investments         ---         ---         ---        ---             ---         ---          ---         ---
Net loss - 1998
                                       ---         ---         ---        ---             ---         ---          ---         ---
                                      -----   --------       ------   -------           -----    ---------- ---------- -----------
Total Comprehensive Loss -
   1998                                ---         ---         ---        ---             ---         ---          ---         ---
                                      -----   --------       ------   -------           -----    ---------- ---------- -----------
Balances at December 31,
1998                                   ---         ---         ---        ---             ---         ---   10,173,294 $44,363,133
Issuance of common stock in
   connection with the
   private placement of
   common stock in July 1999,
   net of issuance costs               ---         ---         ---        ---             ---         ---    1,616,000 $10,037,662
Exercise of warrants to
   purchase common stock               ---         ---         ---        ---             ---         ---      119,171     502,195
Exercise of options to
   purchase common stock               ---         ---         ---        ---             ---         ---      101,777     464,913
Unrealized loss on investments         ---         ---         ---        ---             ---         ---          ---         ---
Net loss - 1999                        ---         ---         ---        ---             ---         ---          ---         ---
                                      -----   --------       ------   -------           -----    ---------- ---------- -----------
Total Comprehensive Loss-1999          ---         ---         ---        ---             ---         ---         ---          ---
                                      -----   --------       ------   -------           -----    ---------- ---------- -----------
Balances at December 31, 1999          ---         ---         ---        ---             ---         ---   12,010,242 $55,367,903
Issuance of common stock in
   connection with the
   private placement of
   common stock in October
   2000, net of issuance
   costs of $22,527                    ---         ---         ---        ---             ---         ---    1,500,000  11,602,473
Exercise of warrants to
   purchase common stock               ---         ---         ---        ---             ---         ---       62,833     315,800
Exercise of options to
   purchase common stock               ---         ---         ---        ---             ---         ---       95,754     380,516
Fair value of warrants issued
   in Quay acquisition                 ---         ---         ---        ---             ---         ---          ---     489,477

Common stock issued in
   connection with Quay                ---         ---         ---        ---             ---         ---      169,224     977,105
   acquisition
Compensation expense related
   to warrants and options
   granted to non-employees            ---         ---         ---        ---             ---         ---         ---      601,748
Unrealized loss on investments         ---         ---         ---        ---             ---         ---         ---          ---
Foreign currency translation           ---         ---         ---        ---             ---         ---         ---          ---
Net loss - 2000                        ---         ---         ---        ---             ---         ---         ---          ---
                                      -----   --------       ------   -------           -----    ---------- ---------- -----------
Total Comprehensive Loss-2000          ---         ---         ---        ---             ---         ---         ---          ---
                                      -----   --------       ------   -------           -----    ---------- ---------- -----------
Balances at December 31, 2000          ---    $    ---         ---    $   ---             ---    $    ---   13,838,053 $69,735,022
                                      =====   ========       ======   =======           =====    ========== ========== ===========

                                                       See accompanying notes.



                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

          Consolidated Statements of Shareholders' Equity - (Continued)

                                  Accumulated      Deficit
                                    Other         Accumulated
                                 Comprehensive     During the         Total
                                    Income        Development     Shareholders'

                                    (Loss)           Stage           Equity
                                    ------           -----           ------
Exercise of warrants to
   purchase common stock               ---             ---            47,740
Exercise of options to
   purchase common stock               ---             ---           123,006
Unrealized gain on investments      59,186             ---            59,186
Net loss - 1998
                                       ---      (7,366,331)       (7,366,331)
                                  --------    ------------      ------------
Total Comprehensive Loss -
   1998                                ---             ---        (7,307,145)
                                  --------    ------------      ------------
Balances at December 31,
1998                              $ 47,353    $(30,192,456)     $ 14,218,030
Issuance of common stock in
   connection with the
   private placement of
   common stock in July 1999,
   net of issuance costs               ---             ---        10,037,662
Exercise of warrants to
   purchase common stock               ---             ---           502,195
Exercise of options to
   purchase common stock               ---             ---           464,913
Unrealized loss on investments     (82,824)            ---           (82,824)
Net loss - 1999                        ---      (9,301,156)       (9,301,156)
                                  --------    ------------      ------------
Total Comprehensive Loss-1999          ---             ---        (9,383,980)
                                  --------    ------------      ------------
Balances at December 31, 1999     $(35,471)   $(39,493,612)     $ 15,838,820
Issuance of common stock in
   connection with the
   private placement of
   common stock in October
   2000, net of issuance
   costs of $22,527                    ---             ---        11,602,473
Exercise of warrants to
   purchase common stock               ---             ---           315,800
Exercise of options to
   purchase common stock               ---             ---           380,516
Fair value of warrants issued
   in Quay acquisition                 ---             ---           489,477

Common stock issued in
   connection with Quay                ---             ---           977,105
   acquisition
Compensation expense related
   to warrants and options
   granted to non-employees            ---             ---           601,748
Unrealized loss on investments       8,201             ---             8,201
Foreign currency translation        (1,537)            ---            (1,537)
Net loss - 2000                        ---     (11,418,213)      (11,418,213)
                                  --------    ------------      ------------
Total Comprehensive Loss-2000          ---             ---       (11,411,549)
                                  --------    ------------      ------------
Balances at December 31, 2000     $(28,807)   $(50,911,825)     $ 18,794,390
                                  ========    ============      ============


                             See accompanying notes.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                Consolidated Statements of Cash Flows



                                                                                                                      Period from
                                                                                                                     June 26, 1989
                                                                                                                      (inception)
                                                                               Years ended December 31,                 through
                                                                 ------------------------------------------------      December 31,
                                                                     2000              1999              1998              2000
                                                                 ------------      ------------      ------------      ------------
Operating activities
Net loss                                                         $(11,418,213)     $ (9,301,156)     $ (7,366,331)     $(49,463,320)
Adjustment to reconcile net loss to net cash
used in operating activities:
   Acquired in-process technology                                        --                --                --           3,842,968
   Depreciation and amortization                                      502,470           428,980            15,015         1,214,445
   Intangible assets amortization                                     298,351              --                --             298,351
   Compensation expense related to warrants and
     options granted                                                  601,748              --                --             601,748
   Compensation expense related to the extension of
     option exercise periods                                             --                --                --             338,481
   Amortization of discount on notes payable and
     deferred financing costs                                            --                --                --             567,503
   Issuance of common shares for services                                --                --                --              24,261
   Issuance of convertible preferred stock for
     services rendered, interest, and license
     agreement                                                           --                --                --             240,918
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                        70,250           407,068          (421,481)         (956,076)
      Accounts payable and accrued liabilities                        729,227          (931,685)          785,870         1,443,230
      Deferred revenue                                                   --            (250,000)         (250,000)             --
      Accrued compensation and related expenses                        32,850            37,126            31,877           139,073
                                                                 ------------      ------------      ------------      ------------
Net cash used in operating activities                              (9,183,317)       (9,609,667)       (7,205,050)      (41,708,418)

Investing activities
Purchases of property and equipment                                  (201,106)         (747,556)       (2,832,160)       (3,953,715)
Purchases of investments                                          (10,575,000)      (19,947,556)       (5,039,440)      (71,100,449)
Sales of investments                                                9,549,557         8,525,450         5,893,870        23,968,877
Maturities of investments                                          10,500,000         9,015,000         5,500,000        40,637,520
Acquisition of Quay Corporation, net of cash acquired                (369,000)             --                --            (369,000)
                                                                 ------------      ------------      ------------      ------------
Net cash provided by (used in) investing activities                 8,904,451        (3,154,662)        3,522,270       (10,816,767)


                                                       See accompanying notes.


                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                         Consolidated Statements of Cash Flows - (Continued)

                                                                                                                       Period from
                                                                                                                      June 26, 1989
                                                                                                                       (inception)
                                                                               Years ended December 31,                  through
                                                                 ------------------------------------------------      December 31,
                                                                      2000             1999              1998             2000
                                                                 ------------      ------------      ------------      ------------
Financing activities
Proceeds from notes payable                                      $       --        $  1,279,187      $  3,220,813      $  8,047,424
Repayment of notes payable                                         (3,152,828)         (465,102)             --          (5,728,538)
Net proceeds from issuance of common stock                         12,298,789        11,004,770           170,746        47,980,925
Other assets                                                         (613,999)             --                --            (613,999)
Other long-term liabilities                                          (218,993)          138,737            80,256              --
Issuance of convertible preferred stock, net of
   issuance costs                                                        --                --                --          11,757,735
Deferred financing costs                                                 --                --                --             (80,170)
                                                                 ------------      ------------      ------------      ------------
Net cash provided by financing activities                           8,312,969        11,957,592         3,471,815        61,363,377
                                                                 ------------      ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                8,034,103          (806,737)         (210,965)     $  8,838,192
Cash and cash equivalents, beginning of period                        804,089         1,610,826         1,821,791              --
Cash and cash equivalents, end of period                         $  8,838,192      $    804,089      $  1,610,826      $  8,838,192
                                                                 ============      ============      ============      ============

Supplemental cash flow information
Interest Paid                                                    $    200,689      $    362,735      $     22,146      $    585,570
                                                                 ============      ============      ============      ============

Supplemental disclosure of non-cash transactions:

Issuance of common stock in connection with
acquired-in-process technology                                   $       --        $       --        $       --        $  3,842,968
                                                                 ============      ============      ============      ============

Conversion of preferred stock to common stock                    $       --        $       --        $       --        $ 14,715,474
                                                                 ============      ============      ============      ============

Issuance of common stock for notes payable                       $       --        $       --        $       --        $    277,250
                                                                 ============      ============      ============      ============

Issuance of warrants in connection with notes payable
   financing                                                     $       --        $       --        $       --        $    487,333
                                                                 ============      ============      ============      ============
Issuance of convertible preferred stock for notes
   payable                                                       $       --        $       --        $       --        $  1,268,316
                                                                 ============      ============      ============      ============

                                                       See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)


1.       Accounting Policies

Description of Business and Principles of Consolidation

         The consolidated financial statements include the accounts of Cellegy Pharmaceuticals, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

         The Company was incorporated in California in June 1989 and is a development stage company. Since its inception, the Company has engaged primarily in research and development activities based upon its patented transdermal and topical formulation expertise. The Company has conducted a number of clinical trials using its products, including the preparation of manufactured clinical materials. Laboratory equipment and facility improvements have been purchased and installed in support of its research and development activities. A number of sponsored, external research programs have been undertaken.

Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition and Research and Development Expenses

         Revenues related to cost reimbursement provisions under development contracts are recognized as the costs associated with the projects are incurred. Revenues related to milestones specified under development contracts are recognized as the milestones are achieved. The Company receives certain United States government grants that support the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenues associated with these grants are recognized as costs under each grant are incurred. Revenues related to cosmeceutical product sales are recognized upon shipment when title to goods has been transferred to the customer. There is no right of return for cosmeceutical sales.

         Research and development costs are expensed as incurred.

Cash, Cash Equivalents and Investments

         Cash equivalents consist of highly liquid financial instruments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value at December 31, 2000 and 1999. The Company considers all its investments as available-for-sale and reports these investments at estimated fair market value using available market information. Unrealized gains or losses on available-for-sale securities are included in shareholders' equity as other comprehensive income until their disposition. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other, net.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)


Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Furniture and fixtures, and office and laboratory equipment are depreciated using the straight-line method over estimated useful lives ranging from three to five years. Depreciation for leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining lease term.

Goodwill

         Goodwill, included in intangible assets, represents the excess purchase price over the fair value of net assets acquired and is amortized over 10 years using the straight-line method. The carrying value of goodwill is based on management's current assessment of recoverability using objective and subjective factors. Amortization taken to date at December 31, 2000 was approximately $298,000.

Stock-Based Compensation

         The Company accounts for its stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related Interpretations. The Company has elected to follow the disclosure-only alternative prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under APB 25, because the exercise price of the Company's employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Deferred compensation for options granted to non-employees has been determined in accordance with FAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measured. Deferred compensation for options granted to non-employees is periodically remeasured as the underlying options vest.

Foreign Currency Translation

         The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation". The foreign subsidiaries functional currency is its local currency. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates have been reported in other comprehensive income.

Comprehensive Income (Loss)

         Comprehensive income (loss) consists of net loss and other comprehensive income or loss. Accumulated other comprehensive loss presented in the consolidated balance sheets consists of the accumulated net unrealized gain
(loss) on available-for-sale investments and foreign currency translation adjustments.

Basic and Diluted Net Loss per Common Share

         Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. There is no difference between basic and diluted net loss per common share, as presented in the statement of operations, because all options and warrants are anti-dilutive. The total number of shares excluded was 5,232,337, 5,386,830 and 5,485,848 for the years ended December 31, 2000, 1999 and 1998, respectively.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)

New Accounting Standard

         In June 1998, the Financial Accounting Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings, or the financial position of the Company.

2.       Investments

         At December 31, 2000 and 1999, available-for-sale securities consist of the following:


                                                      2000                                               1999
                               ------------------------------------------------    -------------------------------------------------
                                                    Gross                                                Gross
                                                  Unrealized                                           Unrealized
                                                     Gains          Estimated                             Gains           Estimated
                                    Cost           (Losses)         Fair Value          Cost            (Losses)         Fair Value
                               ------------      ------------      ------------     ------------      ------------      ------------
Corporate notes                $    999,836      $     (8,879)     $    990,957     $  8,264,411      $    (18,793)     $  8,245,618

U.S. government
notes                             1,997,971           (18,391)        1,979,580        6,481,239           (17,019)        6,464,220

Time deposits                          --                --                --            227,500              --             227,500

Commercial paper                  3,500,000              --           3,500,000          999,459               341           995,800
                               ------------      ------------      ------------     ------------      ------------      ------------

                               $  6,497,807      $    (27,270)     $  6,470,537     $ 15,968,609      $    (35,471)     $ 15,933,138
                               ============      ============      ============     ============      ============      ============


         There have been no significant gross realized gains or losses on the sale of available-for-sale securities for the years ended December 31, 2000 and 1999. All available-for-sale securities at December 31, 2000 have maturities less than twelve months.

3.       Property and Equipment

         Property and equipment consist of the following:


                                                         2000           1999
                                                     -----------    -----------

Furniture and fixtures                               $   175,271    $   163,965
Office equipment                                         173,419        136,287
Laboratory equipment                                     662,506        553,724
Leasehold improvements                                 2,919,390      2,875,504
                                                     -----------    -----------
Less accumulated depreciation and amortization         3,930,586      3,729,480
                                                      (1,082,566)      (580,096)
                                                     -----------    -----------
                                                     $ 2,848,020    $ 3,149,384
                                                     ===========    ===========

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)

4.       Note Payable

         In June 1998, the Company entered into a loan agreement with a bank to provide up to $4.5 million through December 1999 with interest rates equal to the bank's prime rate plus one percentage point. The Company is required to repay the principal amount borrowed in 48 equal monthly installments ending in July 2003. In December 1999, the loan was amended to include a revolving credit line allowing the Company to pay down principal balances at any time or increase its borrowing up to a maximum of $2.5 million at an interest rate equal to the bank's prime rate plus three fourths of one percentage point (10.25% at December 31, 2000). The fair value of the note payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying value of the note approximates its fair value. As of December 31, 2000, a total of approximately $0.9 million is outstanding under the arrangement and $2.5 million of unused credit is available through March 23, 2001. The note is secured by all of Cellegy's assets and requires the Company to maintain certain financial covenants, all of which were met as of December 31, 2000.

5.       Lease Commitments

         The Company leases its facilities and equipment under non-cancelable operating leases. Future minimum lease payments, net of future minimum sublease income at December 31, 2000, are as follows:

                                                                      Lease
                                                                   Commitments
                                   Lease            Sublease     Net of Sublease
                                Commitments          Income           Income
                                ------------      ------------      ------------

            2001                $  1,635,772      $   (846,827)     $    788,945
            2002                   1,499,094              --           1,499,094
            2003                   1,466,552              --           1,466,552
            2004                   1,505,756              --           1,505,756
            2005                   1,544,960              --           1,544,960
            2006 and thereafter    5,075,369              --           5,075,369
                                ------------      ------------      ------------
                                $ 12,727,503      $   (846,827)     $ 11,880,676
                                ============      ============      ============

         Rental expense, net of sublease income, was $1,817,427, $1,815,502, and $437,245 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company received $827,742 in sublease income during the year ended December 31, 2000.

         Restricted cash at December 31, 2000 was approximately $614,000 and secures two letters of credit related to our facility, and is therefore not available for operations.

6.       401(k) Plan

         The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate on their first day of employment with the Company. Under the plan, employees may contribute up to 15% of salaries per year subject to statutory limits. The Company provides a matching contribution equal to 25% of the employee's rate of contribution, up to a maximum contribution rate of 4% of the employee's annual salary. Expenses related to the plan for the years ended December 31, 2000, 1999 and 1998 were not significant.

7.              Acquisitions

         In December 1997, the Company acquired patent and related intellectual property rights relating to Anogesic (the "Agreement"), a topical product candidate for the treatment of anal fissures and hemorrhoids from Neptune Pharmaceuticals Corporation.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)


Under the terms of the Agreement, the Company issued 429,752 shares of common stock to Neptune on December 31, 1997. Upon the signing of a letter of intent on November 3, 1997, 33,057 shares of common stock were issued to Neptune. No additional shares have been issued to Neptune through December 31, 2000. The Agreement calls for a series of additional payments, payable in shares of common stock, upon successful completion of various milestones which, if achieved, would occur over the next several years. Depending on several factors, including the market price of the common stock, such payments, which is fixed based on the agreement, could result in issuance of a significant number of shares of common stock. Future potential milestones payable in Cellegy common stock could result in the issuance of up to an additional 1,388,000 shares of Cellegy common stock based on the closing price of Cellegy stock at time of issuance. The Agreement does not provide for the payment by the Company of any future product royalties in connection with sales of Anogesic.

         In June 2000, we acquired all assets of the Australian company, Quay Pharmaceuticals Pty Ltd ("Quay"), an Australian pharmaceutical company producing Rectogesic(TM), a drug similar to Anogesic. The acquired assets consisted of the Quay's inventory, purchased at Quay's cost at the time of acquisition, other tangible assets and purchased technology. The aggregate purchase price of $1,835,000 included an aggregate value of 169,224 shares of our common stock issued to Quay with a value of $977,000, shares of our warrants to purchase
171,146 common stock with a fair value of $489,000, and cash payments of $369,000. The purchase price was allocated to net tangible asset of $97,000, purchased technology of $770,000, and goodwill of $968,000, based on their estimated fair values on the acquisition date. Purchased technology and goodwill are being amortized over three and ten years, respectively.

         This transaction has been accounted for by the purchase method of accounting and accordingly, the approximated purchase price, shown above, has been allocated to the net assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition, with the excess of the purchase price over assigned asset values recorded as goodwill, which the Company is amortizing over 10 years. The results of operating the acquired Company have been included in the Company's consolidated financial statements since the acquisition date.

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

         In October 1993, Cellegy entered into a license agreement with the University of California providing for an exclusive, worldwide, royalty bearing license, subject to customary government rights, for patent rights relating to barrier repair formulations, jointly held by the University and Cellegy, in consideration of the issuance to the University of certain shares of preferred stock (which subsequently converted into shares of common stock) and the payment by Cellegy of a licensing fee. In March 1994, we entered into a second exclusive, worldwide, royalty bearing license agreement with the University for patent rights jointly held by the University and Cellegy, relating to certain drug delivery technologies, in consideration of the payment by Cellegy of a licensing fee, and an annual maintenance fee payable each year until Cellegy is commercially selling a licensed product. In April 2000, Cellegy terminated the Exclusive License Agreement relating to barrier repair formulations and assigned its rights in the invention to the University. We are now in the process of terminating our license for patent rights relating to drug technologies and assigning the rights to the University as well.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)


9.       Shareholders' Equity

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

Common Stock Private Placement

         On July 30, 1999, Cellegy completed a private placement of 1,616,000 shares of common stock at a price of $6.25 per share to a small group of institutional investors and the Company's President and Chief Executive Officer. Net proceeds were $10,038,000.


Common Stock Private Placement

         On October 2, 2000, Cellegy completed a private placement of 1,500,000 shares of common stock at a price of $7.75 per share to Four Partners, Framlington Health Fund, Munder Framlington Healthcare Fund, and Capital Research and Management Company (SMALLCAP World Fund Inc). Net proceeds were $11,602,473.

Common Stock Issued in Conjunction with Quay Acquisition

         On June 16, 2000, Cellegy issued 169,224 shares of common stock with a value of $977,105 to Richcone Pty Ltd and Quay Pharmaceuticals Pty Ltd as part of the $1.8 million purchase price of Quay Pharmaceuticals Pty Ltd. (See note 7 for further discussion.)

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


Warrants

         The Company has the following warrants outstanding to purchase common stock at December 31, 2000:

                      Number of            Exercise Price               Date                     Expiration
                       Shares                per Share                 Issued                       Date
                   ----------------       -----------------       ------------------        ---------------------
                            12,400              $     7.23           April 1996                April 18, 2001
                            94,063                    9.75          November 1997            November 24, 2002
                            12,000                    4.00          January 1999              January 19, 2001
                             3,500                    6.81          February 2000            February 25, 2002
                           150,000                    8.50           March 2000                March 21, 2004
                           150,000                   15.00           March 2000                March 21, 2004
                           171,146                    6.60            June 2000                June 13, 2002
                       ------------
                           593,109
                       ============

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)


Stock Option Plans

         In 1995, Cellegy adopted the Equity Incentive Plan (the "Plan") to provide for the issuance of incentive stock options and non-statutory stock options. When the Plan was established, Cellegy reserved 700,000 shares for issuance. From 1996 to 2000, an additional 2,750,000 shares were reserved for issuance under the Plan.

Activity under the Plan is summarized as follows:

                                                             Shares                     Price                    Weighted
                                                              Under                     Range                    Average
                                                             Option                   Per Share               Exercise Price
                                                        ------------------        -------------------       -------------------
Balance at January 1, 1998                                    1,081,336              $0.46 - $8.81                $4.62
                                                          --------------
         Granted                                                544,000              $3.25 - $8.50                $6.68
         Canceled                                               (46,344)             $3.07 - $8.25                $6.19
         Exercised                                              (35,564)             $0.46 - $5.50                $3.46
                                                          ---------------
Balance at December 31, 1998                                  1,543,428              $0.46 - $8.81                $5.32
         Granted                                                905,100              $3.69 - $6.25                $4.13
         Canceled                                              (124,655)             $3.62 - $8.81                $5.14
         Exercised                                             (136,110)             $0.46 - $7.25                $4.57
                                                          --------------
Balance at December 31, 1999                                  2,187,763              $0.46 - $8.81                $4.82
         Granted                                                191,350              $3.31 - $9.00                $6.21
         Canceled                                              (132,718)             $3.00 - $9.00                $5.35
         Exercised                                              (95,754)             $1.81 - $6.25                $3.97
                                                          --------------
Balance at December 31, 2000                                  2,150,641              $0.50 - $9.00                $5.00
                                                          ==============


         At December 31, 2000, options to purchase 1,283,744 shares of common stock were vested and exercisable at exercise prices ranging from $0.50 to $8.81 per share. At December 31, 2000, 872,004 options to purchase shares of common stock were available for future option grants under the Plan.


         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable related to the Plan at December 31, 2000:

                                                Options Outstanding                               Options Exercisable
                             ----------------------------------------------------------- --------------------------------------
                                                         Weighted          Weighted                                Weighted
                                                          Average           Average                                Average
                                 Outstanding at          Remaining         Exercise          Exercisable at        Exercise
   Range of Exercise Price     December 31, 2000     Contractual Life        Price          December 31, 2000       Price
   -----------------------     -----------------     ----------------        -----          -----------------       -----
            $0.50 - $3.88             884,061            7.6 years           $3.52               472,498            $3.32
            $4.00 - $6.63             820,480            6.6 years           $5.20               533,162            $5.15
            $7.00 - $9.00             446,100            7.5 years           $7.55               278,084            $7.60
                                      -------                                                    -------
            Total                   2,150,641            7.2 years           $5.00              1,283,744           $5.01
                                    =========                                                   =========



                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)


Director's Stock Option Plan

         In 1995,  Cellegy  adopted the 1995  Directors'  Stock Option Plan (the
"Directors' Plan") to provide for the issuance of non-qualified stock options to eligible outside Directors. When the Plan was established, Cellegy reserved
150,000 shares for issuance. During 2000, Cellegy reserved additional 100,000 shares. Activity under the Directors' Plan is summarized as follows:

                                                             Shares                     Price                    Weighted
                                                              Under                     Range                    Average
                                                             Option                   Per Share               Exercise Price
                                                        ------------------        -------------------       -------------------
Balance at January 1, 1998                                       76,000              $3.25 - $8.50                 $5.07
                                                           -------------
         Granted                                                 40,000                  $5.50                     $5.50
         Cancelled                                               (2,000)             $3.25 - $8.50                 $5.88
                                                           -------------
Balance at December 31, 1998                                    114,000              $3.25 - $8.50                 $5.20
         Granted                                                 32,000                  $5.00                     $5.00
         Cancelled                                              (12,083)             $3.25 - $8.50                 $5.46
         Exercised                                              (21,417)             $3.25 - $8.50                 $5.12
                                                           -------------
Balance at December 31, 1999                                    112,500              $3.25 - $8.50                 $5.13
         Granted                                                 70,000                  $4.81                     $4.81
                                                           -------------
Balance at December 31, 2000                                    182,500              $3.25 - $8.50                 $5.01
                                                           =============

         At December 31, 2000, options to purchase 87,004 shares of common stock were vested and exercisable at exercise prices ranging from $3.25 to $8.50 per share. At December 31, 2000, options to purchase 46,083 shares of common stock were available for future option grants under the Directors' Plan.

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable related to the Directors' Plan at December 31, 2000:

                                                Options Outstanding                               Options Exercisable
                             ----------------------------------------------------------- --------------------------------------
                                                         Weighted          Weighted                                Weighted
                                                          Average           Average                                Average
                                 Outstanding at          Remaining         Exercise          Exercisable at        Exercise
Range of Exercise Price        December 31, 2000     Contractual Life        Price          December 31, 2000       Price
-----------------------        -----------------     ----------------        -----          -----------------       -----
      $3.25                            4,000             6.4 years           $3.25                  3,000           $3.25
      $4.50 - $5.50                  176,500             8.0 years           $5.01                 82,004           $5.01
      $8.50                            2,000             5.4 years           $8.50                  2,000           $8.50
                                     -------                                                       ------
      Total                          182,500             7.9 years           $5.01                 87,004           $5.11
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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)

         Pro forma information regarding net loss and net loss per common share is required by FAS 123, which requires that the information be determined as if the Company has accounted for its common stock options granted under the fair market value method. The fair market value of options granted has been estimated at the date of the grant using a Black-Scholes option-pricing model.


         The Company valued its options using the following weighted average assumptions for the years ended December 31, 2000, 1999 and 1998:

                                                              2000                   1999                  1998
                                                          -------------          -------------         --------------
           Risk-free interest rate                           6.00%                  5.54%                  5.14%
           Dividend yield                                      0%                     0%                    0%
           Volatility                                         0.91                  0.826                  0.531
           Expected life of options in years                  4.3                    3.7                    4.6


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


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31 as follows:

                                                 2000              1999             1998
                                             --------------   ---------------  ---------------
Net loss as reported                         $  (11,418,213)  $    (9,301,156) $    (7,366,331)
Pro forma net loss applicable to common
   shareholders                              $  (13,105,202)  $   (10,612,716) $    (8,220,952)
Basic and diluted net loss as reported       $        (0.91)  $         (0.85) $         (0.73)
Pro forma basic and diluted net loss per
   share applicable to common shareholders   $        (1.04)  $         (0.97) $         (0.81)


         The weighted average grant date fair value of options granted during the years ended December 31, 2000, 1999, and 1998 was $4.30, $2.47, and $2.88,
respectively. The weighted average remaining contractual life of those options is 7.2 years, 8.1 years and 8.3 years during the years ended December 31, 2000, 1999 and 1998.

         The effects of applying FAS 123 pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Shares reserved

         As of December 31, 2000, the Company has reserved shares of common stock for future issuance as follows:

         Warrants                                          593,109
         Stock Option Plans                              3,251,228
         Neptune Agreement                               1,388,000
                                                         ---------
         Total                                           5,232,337
                                                         =========

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)


10.      Income Taxes

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $43,000,000 and $13,000,000 for federal and state purposes, respectively. The federal net operating loss carryforwards expire between the years 2004 and 2020. The state net operating loss carryforwards expire between the years 2001 and 2005. At December 31, 2000, the Company also had research and development credit carryforwards of approximately $1,100,000 and $700,000 for federal and state purposes, respectively. The federal credits expire between the years 2006 and 2020. Pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research and development tax credit carryforwards may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows


                                                           December 31,
                                                 -------------------------------
                                                      2000              1999
                                                 ------------      ------------
Deferred tax assets:
   Net operating loss carryforwards              $ 15,400,000      $ 11,600,000
   Credit carryforwards                             1,600,000         1,100,000
   Capitalized intangibles                          1,200,000         2,400,000
   Other, net                                         400,000              --
Total deferred tax assets                          18,600,000        15,100,000
Valuation allowance                               (18,600,000)      (15,100,000)
                                                 ------------      ------------
Net deferred tax assets                          $       --        $       --
                                                 ============      ============




         The  valuation  allowance for deferred tax assets for 2000,  1999,  and
1998  increased  by  approximately   $3,500,000,   $3,800,000,  and  $4,100,000,
respectively.


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

         The cosmeceutical business segment includes primarily development expenses for non-prescription, anti-aging products. Using related technologies, Cellegy is currently incurring development expenses and receiving all of its product sales from one customer, Gryphon Development, Inc., which is selling the product, exclusively in the United States, through a major specialty retailer.

         Cellegy allocates its research expenses and personnel to each business segment, but does not assess segment performance or allocate resources based on a segment's assets and, therefore, asset depreciation and amortization and capital expenditures are not reported by segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)


         The Company's segments are business units that will, in some cases, distribute products to different types of customers through different marketing programs. The potential future sales of cosmeceutical products requires a significantly different marketing effort than sales of pharmaceutical products to physicians and other traditional pharmaceutical distribution channels. Pharmaceutical products require more extensive clinical testing and ultimately regulatory approval by the FDA and other worldwide health registration agencies, requiring a more extensive level of development, manufacturing and compliance than a cosmeceutical product.

         The  following  table  contains  information   regarding  revenues  and
operating income (loss) of each business segment for the years ended December 31, 2000, 1999, and 1998:

                                                Years ended December 3
                                 -----------------------------------------------
                                     2000             1999             1998
                                 ------------     ------------     ------------
Revenues:
         Pharmaceuticals         $    196,434     $    147,279     $    373,750
         Cosmeceuticals             1,389,189          897,859          457,970
                                 ------------     ------------     ------------
                                 $  1,585,623     $  1,045,138     $    831,720
                                 ============     ============     ============
Operating Gain (Loss):
         Pharmaceuticals         $(12,545,352)    $ (9,888,212)    $ (8,011,630)
         Cosmeceuticals             1,127,139           85,914         (423,078)
                                 ------------     ------------     ------------
                                 $(11,418,213)    $ (9,802,298)    $ (8,434,708)
                                 ============     ============     ============


Revenue from Major Customer

         Revenues  from  sales  to  one  customer  of  the   Company's   product
represented approximately 88%, 86%, and 55% of consolidated revenue for 2000, 1999 and 1998, respectively.

         Total assets were minimal for the cosmeceutical segment.



12.               Quarterly Financial Data ( unaudited )
              (amounts in thousands except per share data)


                 2000                                       First          Second           Third          Fourth
                                                           Quarter         Quarter         Quarter         Quarter          Total
                                                           --------        --------        --------        --------        --------
Total Revenue                                              $    530        $    132        $    626        $    297        $  1,585
Operating Loss                                               (1,981)         (2,864)         (2,988)         (3,856)        (11,689)
Net Loss                                                     (1,915)         (2,690)         (3,059)         (3,754)        (11,418)
Basic & diluted loss per common share                      $  (0.16)       $  (0.22)       $  (0.25)       $  (0.28)       $  (0.91)



                 1999                                       First          Second           Third          Fourth
                                                           Quarter         Quarter         Quarter         Quarter          Total
                                                           --------        --------        --------        --------        --------

Total Revenue                                              $    360        $    394        $     25        $    266        $  1,045
Operating Loss                                               (2,786)         (2,751)         (2,149)         (2,116)         (9,802)
Net Loss                                                     (2,670)         (2,280)         (1,911)         (2,440)         (9,301)
Basic & diluted loss per common share                      $  (0.26)       $  (0.22)       $  (0.17)       $  (0.20)       $  (0.85)


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    EXHIBITS

                                       to

                                    Form 10-K


                                      Under

                       THE SECURITIES EXCHANGE ACT OF 1934


                                   ----------


                          CELLEGY PHARMACEUTICALS, INC.