Form 10-Q
period 2001-03-31
CELLEGY PHARMACEUTICALS INC
filed 2001-05-01
CIK 887247

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


or the quarterly period ended March 31, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock at April 20, 2001 was 13,881,969.

                                        CELLEGY PHARMACEUTICALS, INC.

                                              INDEX TO FORM 10-Q

                                                                                                         Page
PART   I     FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 ................      3

             Consolidated Statements of Operations for three months ended
             March 31, 2001 and 2000, and the period from June 26, 1989
             (inception) through March 31, 2001 ....................................................      4

             Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and
             2000, and the period from June 26, 1989 (inception) through March 31, 2001 ............      5

             Notes to Consolidated Financial Statements ............................................      6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations .      7

Item 3.      Quantitative and Qualitative Disclosure of Market Risk ................................      9


PART   II    OTHER INFORMATION

Item 1.      Legal Proceedings .....................................................................      10

Item 2.      Changes in Securities and Use of Proceeds .............................................      10

Item 3.      Defaults Upon Senior Securities .......................................................      10

Item 4.      Submission of Matters to a Vote of Security Holders ...................................      10

Item 5.      Other Information .....................................................................      10

Item 6.      Exhibits and Reports on Form 8-K ......................................................      10

Signature(s) .......................................................................................      11

                                                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                     Consolidated Balance Sheets
                                             (Amounts in thousands, except per share data)


                                                                                                        March 31,       December 31,
                                                                                                          2001               2000
                                                                                                        --------           --------
                                                                                                       (Unaudited)         (Note 1)

Assets
Current assets:
     Cash and cash equivalents ...............................................................          $  9,189           $  8,838
     Short-term investments ..................................................................             3,491              6,471
     Prepaid expenses and other current assets ...............................................               669                956
                                                                                                        --------           --------
Total current assets .........................................................................            13,349             16,265
Restricted cash ..............................................................................               614                614
Property and equipment, net ..................................................................             2,721              2,848

Intangible assets related to acquisition, net of accumulated amortization ....................             1,443              1,532
                                                                                                        --------           --------
Total assets .................................................................................          $ 18,127           $ 21,259
                                                                                                        ========           ========


Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ................................................          $  1,342           $    755
     Accrued research fees ...................................................................               388                453
     Accrued compensation and related expenses ...............................................               156                139
     Current portion of note payable .........................................................               316                548
                                                                                                        --------           --------
Total current liabilities ....................................................................             2,202              1,895
Long-term portion of note payable ............................................................               278                334
Other long term liabilities ..................................................................               266                236
Commitments

Shareholders' equity:
     Common stock, no par value; 20,000,000 shares authorized:
         13,870,136 shares issued and outstanding at March 31, 2001
         and 13,838,053 shares issued and outstanding at December 31, 2000 ...................            70,087             69,735
     Accumulated other comprehensive (loss) ..................................................               (47)               (29)
     Deficit accumulated during the development stage ........................................           (54,659)           (50,912)
                                                                                                        --------           --------
     Total shareholders' equity ..............................................................            15,381             18,794
                                                                                                        --------           --------
Total liabilities and shareholders' equity ...................................................          $ 18,127           $ 21,259
                                                                                                        ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                Consolidated Statements of Operations

                                                             (Unaudited)
                                            (Amounts in thousands, except per share data)


                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                        (inception)
                                                                                  Three Months Ended March 31,           through
                                                                                 ----------------------------            March 31,
                                                                                   2001                2000                2001
                                                                                 --------            --------            --------
Revenues:
     Licensing, milestone, and development funding .....................           $   --              $   --              $  2,696
     Government grants .................................................               --                    52                 502
     Product sales .....................................................                 41                 478               2,911
                                                                                   --------            --------            --------
Total revenues .........................................................                 41                 530               6,109
Costs and expenses:
     Cost of product sales .............................................                  4                 105                 755
     Research and development ..........................................              3,011               1,860              39,829
     General and administrative ........................................              1,232                 546              17,751
     Acquired in-process technology ....................................               --                  --                 3,843
                                                                                   --------            --------            --------
Total costs and expenses ...............................................              4,247               2,511              62,178
                                                                                   --------            --------            --------
Operating loss .........................................................             (4,206)             (1,981)            (56,069)
     Interest income, and other, net ...................................                429                  66               2,828
                                                                                   --------            --------            --------
Net loss ...............................................................             (3,777)             (1,915)            (53,241)
Non-cash preferred dividends ...........................................               --                  --                 1,449
                                                                                   --------            --------            --------
Net loss applicable to common shareholders .............................           $ (3,777)           $ (1,915)           $(54,690)
                                                                                   ========            ========            ========
Basic and diluted net loss per common share ............................           $  (0.27)           $  (0.16)
                                                                                   ========            ========
Weighted average common shares outstanding .............................             13,861              12,034
                                                                                   ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                    Cellegy Pharmaceuticals, Inc.
                                                    (a development stage company)

                                                Consolidated Statements of Cash Flows

                                                             (Unaudited)
                                                       (Amounts in thousands)

                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                                                                                         (inception)
                                                                                       Three Months Ended March 31,        through
                                                                                       ----------------------------        March 31,
                                                                                         2001              2000              2001
                                                                                       --------          --------          --------
Net Loss .....................................................................         $ (3,777)         $ (1,915)         $(53,240)

Operating activities
Net cash used in operating activities ........................................         $ (2,678)         $ (1,425)         $(44,386)

Investing activities
Purchase of property and equipment ...........................................              (14)              (24)           (3,968)
Purchases of investments .....................................................            6,000              --             (65,100)
Sales and maturities of investments ..........................................           (3,020)            2,623            61,586
Purchase of Quay, net of cash acquired .......................................             --                --                (369)
                                                                                       --------          --------          --------
Net cash provided by (used in) investing activities ..........................            2,966             2,599            (7,851)

Financing activities
Proceeds from notes payable ..................................................         $   --            $   --            $  8,047
Repayment of notes payable ...................................................             (289)             (932)           (6,017)
Other long-term liabilities ..................................................             --                --                (614)
Net proceeds from issuance of common stock ...................................              352               245            48,332
Issuance of convertible preferred stock, net of issuance costs ...............             --                --              11,758
Deferred financing costs .....................................................             --                --                 (80)
                                                                                       --------          --------          --------
Net cash provided by (used in) financing activities ..........................               63              (687)           61,426
                                                                                       --------          --------          --------
Net increase in cash and cash equivalents ....................................         $    351          $    487          $  9,189
Cash and cash equivalents, beginning of period ...............................         $  8,838          $    804          $   --
                                                                                       ========          ========          ========
Cash and cash equivalents, end of period .....................................         $  9,189          $  1,291          $  9,189
                                                                                       ========          ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements

Note 1. - Basis of Presentation

         The accompanying unaudited interim consolidated financial statements have been prepared by Cellegy in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of operating results for the three months ended March 31, 2001 and may not necessarily be indicative of the results to be expected for any other interim period for the full year.

         The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in Cellegy's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2. - Recent Accounting Pronouncements

         In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") as amended by SFAS 137 and SFAS 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on Cellegy's results of operations or financial condition when adopted as Cellegy holds no derivative financial instruments and does not currently engage in hedging activities.

         The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings as Cellegy holds no derivative instruments and does not currently engage in hedging activities, the adoption of Statement No. 133 on January 1, 2001 had no impact on Cellegy's result of operations or financial conditions.

Note 3. - Principles of Consolidation

         Our consolidated financial statements include the accounts of Cellegy Australia Pty Ltd ("Cellegy Australia") from June 14, 2000, the date of acquisition, which are immaterial.

Note 4. - Comprehensive Income

         Accumulated other comprehensive (loss) presented on the accompanying balance sheet consists of the accumulated net unrealized gain (loss) on available-for-sale investments. Total comprehensive loss for three months ended March 31, 2001 was $3,795,000 compared with $1,900,000 for the same three months ended March 31, 2000.

Note 5. - Segment Reporting

         The following table contains information regarding revenues and loss from operating each business segment for the three months ended March 31, 2001 and March 31, 2000:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2001             2000
                                                    -------           -------
Revenues:
         Pharmaceuticals                            $    41           $    52
         Cosmeceuticals                                --                 478
                                                    -------           -------
                                                    $    41           $   530
Operating (Loss) Income:
         Pharmaceuticals                            $(4,154)          $(2,277)
         Cosmeceuticals                                 (52)              296
                                                    -------           -------
                                                    $(4,206)          $(1,981)
                                                    =======           =======


Substantially, all company assets are related to the pharmaceutical segment.


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

General

         In December 1997, we completed an asset purchase agreement with Neptune Pharmaceutical Corporation to acquire patent and other intellectual property rights relating to Anogesic. Our expenses relating to Anogesic product development and clinical trials are expected to increase during the remainder of 2001 as a result of the on-going activities primarily associated with the second confirmatory Phase III clinical trial initiated in 2000.

         In September 1998, we began initial shipments and product sales of C79 Intensive Moisturizing formulation to Gryphon Development Inc., the product development arm of a major specialty retailer. C79 is an ingredient in a line of healing hand creams sold at most of the specialty retailer's stores in the United States

         In June 2000, we acquired all assets of the Australian company, Quay Pharmaceuticals Pty Ltd, an Australian pharmaceutical company producing Rectogesic, a drug similar to Anogesic. The acquired assets consisted of Quay's inventory, other tangible assets, and purchased technology. The aggregate value of the purchase price of $1,835,000 included an aggregate value of 169,224 shares of our common stock paid to Quay with an estimated value of $977,000, warrants to purchase 171,146 shares of common stock with an estimated value of $489,000, and cash payments of $369,000. The purchase price was allocated to net tangible assets of $97,000, purchased technology of $770,000, and goodwill of $968,000 based on their estimated fair values on the acquisition date. Purchased technology and goodwill are being amortized over three and ten years, respectively. The operations in Australia are incorporated in a wholly owned subsidiary, Cellegy Australia Pty Ltd. The amortization of technology and goodwill associated with the acquisition was $88,000 for the first quarter and will be the same amount for the remaining quarters of 2001.

         In October 2000, Cellegy completed a private placement of 1.5 million shares of its common stock, resulting in $11.6 million of gross proceeds to Cellegy. Participants in the financing included three institutional investors.

Results of Operations

         Revenues. Cellegy had revenues of $41,000 and $530,000 for the three months ended March 31, 2001 and 2000, respectively. During the first three months of March 31, 2001, revenues consisted of $41,000 in Rectogesic(TM) (nitroglycerin ointment) product sales in Australia. During the first three months of 2000, revenues consisted of $478,000 in product sales to Gryphon Development, the development subsidiary of a major specialty retailer, and $52,000 in development funding associated with a Small Business Innovation Research ("SBIR") grant form the National Institutes of Health. Ordering patterns from Gryphon are expected to continue to fluctuate in future quarters. There is no assurance that orders for our Intensive Moisturizer will be forthcoming during the second quarter of 2001. We anticipate receiving additional SBIR grant funding during the second half of 2001.

         Research and Development Expenses. During the first quarter of 2001 and 2000, research and development expenses were $3,011,000 and $1,860,000, respectively. Higher expenses for the first quarter of 2001 were due primarily to costs associated with several clinical trials, including the ongoing Anogesic and Tostrex Phase III clinical trials, as well as several other Phase II trials. Research and development expenses are expected to increase during the remainder of 2001 due primarily to high patient enrollment levels in the Anogesic confirmatory Phase III clinical trial, Phase II trials with Anogesic for the treatment of hemorrhoids and pain following hemorrhoidectomy surgery, as well as, various Tostrex and Tostrelle clinical studies for both men and women.

         General and Administrative Expenses. General and administrative expenses were $1,232,000 for the three months ended March 31, 2001, compared with $546,000 for the same period last year. The increase was primarily due to corporate development expenses, higher consulting expenses, Cellegy Australia marketing and promotion activities and non-cash compensation charges associated with certain warrant issuances. General and administrative expenses are expected to remain approximately at first quarter 2001 level for at least two quarters.

         Interest Income, and Other, Net. Cellegy earned $429,000 in net interest income for the three months ended March 31, 2001, compared with $66,000 for the same period last year. Other income during this year's first quarter was due primarily to substantially higher rental income associated with the sublease of a portion of Cellegy's corporate offices. Interest income was lower due to lower average investment balances.

         Net Loss. Net loss applicable to common shareholders was $3,777,000 or $0.27 per share for the three months ended March 31, 2001 based on 13,861,000 weighted average shares outstanding, compared with a net loss of $1,915,000 or $0.16 per share for the same period in the prior year, when 12,034,000 weighted average shares were outstanding.

Liquidity and Capital Resources

         We have experienced net losses and negative cash flow from operations each year since our inception. Through March 31, 2001, we had incurred an accumulated deficit of $54.7 million and had consumed cash from operations of $44.4 million. Cash from equity financing transactions have included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in

November 1997, $10.0 million in net proceeds from a private placement in July 1999 and $11.6 million in net proceeds from a private placement in October 2000. In June 1998, we entered into a loan agreement with a commercial bank to provide up to $4.5 million with an initial interest rate at the bank's prime lending rate plus one percentage point (9.5% at March 31, 2001). In December 1999, the loan was amended to include a revolving credit line allowing us to pay down principal balances at any time or increase borrowings up to a maximum of $2.5 million. In March 2001, we chose not to renew this revolving line of credit. We currently have an outstanding loan balance of $0.6 million as of March 31, 2001 under this arrangement.

         Our cash and investments were $13.3 million at March 31, 2001, of which $614,000 is classified as restricted cash, compared with $15.9 million at December 31, 2000. The decrease in cash and investments of $2.6 million in this year's first quarter was principally due to cash used in operating activities. Our operations have used and will continue to use substantial amounts of cash. We expect operating cash use to increase during, at least, the next two quarters. Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, our ability to establish new collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment, and the availability of other financing.

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

Factors That May Affect Future Operating Results

         This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including, but not limited to, statements concerning the completion of clinical trials, particularly the Cellegy's ongoing Phase III trial using Anogesic(R), the timing of planned regulatory filings, the applicability of drug and cosmetic laws and regulations to Cellegy's products, the scope of our patent coverage, anticipated expenditures and the need for additional funds. The factors discussed in Cellegy's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating our business and prospects.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. All of our securities will mature by the end of 2001. We believe that potential near-term losses in future earnings, fair values or cash flows related to their investment portfolio would not be significant. Cellegy has a long-term note payable outstanding with an interest rate that currently varies with the lender's prime rate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

         On January 22, 2001 we announced our intention to file a New Drug Application (NDA) with the U.S. Food and Drug Administration requesting marketing approval of our product Anogesic(R) (nitroglycerin ointment) for the treatment of pain associated with chronic anal fissures. This was reported in a Form 8-K filed on January 22, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CELLEGY PHARMACEUTICALS, INC.


Date:  May 1, 2001                    /s/ K. Michael Forrest
                                      ------------------------------------------
                                      K. Michael Forrest
                                      Chairman, President and Chief Executive
                                      Officer


Date: May 1, 2001                     /s/ A. Richard Juelis
                                      ------------------------------------------
                                      A. Richard Juelis
                                      Vice President, Finance and Chief
                                      Financial Officer