Form 10-Q
period 2001-06-30
CELLEGY PHARMACEUTICALS INC
filed 2001-07-31
CIK 887247

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

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

The number of shares outstanding of the registrant's common stock at July 24, 2001 was 16,667,528.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART   I    FINANCIAL INFORMATION

Item 1.     Financial Statements ( Unaudited )

            Condensed  Consolidated  Balance  Sheets as of June 30, 2001
            and December 31, 2000                                              3

            Condensed  Consolidated  Statements of Operations  for three and six months ended June 30, 2001 and 2000,  and the period
            from June 26, 1989 (inception) through June 30, 2001               4

            Condensed Consolidated  Statements of Cash Flows for the six
            months  ended June 30,  2001 and 2000,  and the period  from
            June 26, 1989 (inception) through June 30, 2001                    5

            Notes to Condensed Consolidated Financial Statements               6

Item 2.     Management's  Discussion  and Analysis of Financial
            Condition and Results of Operations                                7

Item 3.     Quantitative and Qualitative Disclosure of Market Risk            10

PART   II   OTHER INFORMATION

Item 1.     Legal Proceedings                                                 10

Item 2.     Changes in Securities and Use of Proceeds                         10

Item 3.     Defaults Upon Senior Securities                                   10

Item 4.     Submission of Matters to a Vote of Security Holders               10

Item 5.     Other Information                                                 11

Item 6.     Exhibits and Reports on Form 8-K                                  11

Signature(s)                                                                  12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets

                  (Amounts in thousands, except per share data)
                                                                                    June 30, 2001        December 31, 2000
                                                                                 -------------------    -------------------
                                                                                     (Unaudited)              (Note 1)
Assets
Current assets:
     Cash and cash equivalent                                                        $    14,890              $    8,838
     Short-term investments                                                                2,991                   6,471
     Prepaid expenses and other current assets                                               790                     956
                                                                                     -----------              ----------
Total current assets                                                                      18,671                  16,265
Restricted cash                                                                              614                     614
Long-term investments                                                                      4,666                      --
Property and equipment, net                                                                2,591                   2,848
Intangible assets related to acquisition, net of accumulated amortization                  1,355                   1,532
                                                                                     -----------              ----------
Total assets                                                                         $    27,897              $   21,259
                                                                                     ===========              ==========



Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities                                        $       696              $      755
     Accrued research fees                                                                    90                     453
     Accrued compensation and related expenses                                               150                     139
     Current portion of note payable                                                          --                     548
                                                                                     -----------              ----------
Total current liabilities                                                                    936                   1,895
Long-term portion of note payable                                                             --                     334
Other long-term liabilities                                                                  288                     236

Shareholders' equity:
     Common stock, no par value; 25,000,000 shares authorized: 16,635,445 shares issued and  outstanding at June 30, 2001 and  13,838,053  shares issued and outstanding at December 31, 2000
                                                                                          85,580                  69,735
     Accumulated other comprehensive loss                                                    (68)                    (29)
     Deficit accumulated during the development stage                                    (58,839)                (50,912)
                                                                                     -----------              ----------
     Total shareholders' equity                                                           26,673                  18,794
                                                                                     -----------              ----------
Total liabilities and shareholders' equity                                           $    27,897              $   21,259
                                                                                     ===========              ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       3

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                (Amounts in thousands, except per share amounts)
                                                                                                             Period from
                                                                                                            June 26, 1989
                                                                                                             (inception)
                                               Three Months Ended                Six Months Ended              through
                                                    June 30,                         June 30,                 June 30,
                                              2001             2000            2001             2000             2001
                                           -----------      -----------     ------------     -----------    -------------
Revenues:
     Licensing, milestone, and
          development funding              $     ---          $   ---         $   ---          $   ---        $   2,696
     Government grants                           ---               20             ---               72              502
       Product sales                              53              112              94              590            2,964
                                           ---------        ---------       ---------        ---------        ---------
Total revenues                                    53              132              94              662            6,162
Operating expenses:
     Cost of product sales                         6               31              10              136              761
     Research and development                  3,523            2,293           6,534            4,153           43,352
     General and administrative                  876              672           2,108            1,218           18,627
     Acquired in-process technology              ---              ---             ---              ---            3,843
                                           ---------        ---------       ---------        ---------        ---------
Total costs and expenses                       4,405            2,996           8,652            5,507           66,583
                                           ---------        ---------       ---------        ---------        ---------
Operating loss                                (4,352)          (2,864)         (8,558)          (4,845)         (60,421)
     Interest income and other, net              196              174             625              240            3,024
                                           ---------        ---------       ---------        ---------        ---------
Net loss                                      (4,156)          (2,690)         (7,933)          (4,605)         (57,397)
Non-cash preferred dividends                     ---              ---             ---              ---            1,449
                                           ---------        ---------       ---------        ---------        ---------
Net loss applicable to common shareholders $  (4,156)       $  (2,690)      $  (7,933)       $  (4,605)       $ (58,846)
                                           =========        =========       =========        =========        =========
Basic and diluted net loss per
     common share                          $   (0.29)       $   (0.22)      $   (0.56)       $   (0.38)
                                           =========        =========       =========        =========
Weighted average common shares
     outstanding                              14,578           12,110          14,205           12,072
                                           =========        =========       =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       4

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)
                             (Amounts in thousands)
                                                                                                                 Period from
                                                                                                                June 26, 1989
                                                                                                                 (inception)
                                                                        Six Months Ended June 30,                  through
                                                                 ----------------------------------------          June 30,
                                                                       2001                   2000                   2001
                                                                 -----------------      -----------------      -----------------
Net Loss                                                         $        (7,933)       $       (4,605)        $      (57,397)

Operating activities
Net cash used in operating activities                                     (7,225)               (4,080)               (48,933)

Investing activities
Purchase of property and equipment                                           (20)                  (38)                (3,974)
Purchases of investments                                                 (10,686)                  ---                (81,786)
Sales and maturities of investments                                        9,500                 4,662                 74,106
Purchase of Quay, net of cash acquired                                       ---                  (369)                  (369)
                                                                 ----------------       ---------------        ---------------
Net cash (used in) provided by investing activities                       (1,206)                4,255                (12,023)


Financing activities
Proceeds from notes payable                                      $           ---        $          ---         $        8,047
Repayment of notes payable                                                  (882)                 (806)                (6,610)
Other long-term liabilities                                                  ---                   ---                   (614)
Net proceeds from issuance of common stock                                15,365                   260                 63,345
Issuance of convertible preferred stock, net of issuance costs               ---                   ---                 11,758
Deferred financing costs                                                     ---                   ---                    (80)
                                                                 ----------------       ---------------        ---------------
Net cash provided by (used in) financing activities                       14,483                  (546)                75,846
                                                                 ----------------       ---------------        ---------------
Net increase (decrease) in cash and cash equivalents                       6,052                  (371)                14,890
Cash and cash equivalents, beginning of period                   $         8,838        $          804         $          ---
Cash and cash equivalents, end of period                         $        14,890        $          433         $       14,890
                                                                 ================       ===============        ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       5

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

              Notes to Condensed Consolidated Financial Statements



Note 1. - Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared by Cellegy in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of operating results for the six and three months ended June 30, 2001 and may not necessarily be indicative of the results to be expected for any other interim period for the full year.

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

Note 2. - Principles of Consolidation

         Our consolidated financial statements include the accounts of Cellegy Australia Pty Ltd ("Cellegy Australia") from June 14, 2000, the date of acquisition.

Note 3. - Recent Accounting Pronouncements

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

Note 4. - Comprehensive Income (Loss)


         Accumulated other comprehensive income (loss) presented on the accompanying balance sheet consists of the accumulated net unrealized gain
(loss) on available-for-sale investments. It has no impact on net loss or on stockholder's equity. Total comprehensive loss for six months ended June 30, 2001 was $7,972,000 compared with $4,617,000 for the same six months ended June 30, 2000. Total comprehensive loss for three months ended June 30, 2001 and June 30, 2000 was $4,177,000 and $2,693,000, respectively.

Note 5. - Segment Reporting

         Cellegy has two business segments: pharmaceuticals and cosmeceuticals. The pharmaceuticals segment includes primarily research and development expenses for potential prescription products to be marketed directly by us or through corporate partners. Current pharmaceutical revenues consist primarily of Recotgesic(TM) (nitroglycerin ointment) sales in Australia.

         The cosmeceutical business segment primarily includes development expenses for non-prescription skin care products. Using related technologies, Cellegy is currently incurring development expenses and receiving all of its cosmeceutical sales from one customer, Gryphon Development, Inc. ("Gryphon"), which is selling products exclusively in the United States through a major specialty retailer.

         The  following  table  contains   information   (amount  in  thousands)
regarding revenues and gain/(loss) from operating each business segment for the three and six months ended June 30, 2001 and 2000, respectively.

                                       Three months ended June 30,        Six months ended June 30,
                                         2001              2000             2001              2000
Revenues:
         Pharmaceuticals              $      53         $      32        $       94        $      84
         Cosmeceuticals                     ---               100               ---              578
                                      ---------         ---------        ----------        ---------
                                      $      53         $     132        $       94        $     662
                                      =========         =========        ==========        =========
Income/(Loss)  from Operations:
         Pharmaceuticals              $  (4,032)        $  (2,914)       $   (8,186)       $  (5,191)
         Cosmeceuticals                    (320)               50              (372)             346
                                      ---------         ---------        ----------        ---------
                                      $  (4,352)           (2,864)           (8,558)          (4,845)
                                      =========         =========        ==========        =========

Substantially all company assets are related to the pharmaceutical segment.



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

     Cellegy Pharmaceuticals, Inc., a specialty biopharmaceutical company incorporated in California in 1989, is engaged in the development of prescription drugs and high performance skin care products. We are developing several prescription drugs, including Anogesic(R), a nitroglycerin-based product for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel products, Tostrex(TM), for the treatment of male hypogonadism, a condition that affects men, generally above the age of forty, and Tostrelle(TM), for the treatment of sexual dysfunction in menopausal women. We have developed a line of anti-wrinkling cosmeceutical products which we believe will address the skin care needs of an aging population.

General

     In September 1998, we began initial shipments and product sales of C79 Intensive Moisturizing formulation to Gryphon Development Inc., the product development arm of a major specialty retailer. C79 is an ingredient in a line of healing hand creams sold at most of the specialty retailer's stores in the United States.

     In June 2000, we acquired all assets of Quay Pharmaceuticals Pty Ltd, an Australian pharmaceutical company producing Rectogesic(TM) (nitroglycerin ointment), a drug similar to Anogesic. The acquired assets consisted of Quay's inventory, other tangible assets, and purchased technology. The aggregate value of the purchase price of $1,835,000 included an aggregate value of 169,224 shares of our common stock paid to Quay with an estimated value of $977,000, warrants to purchase 171,146 shares of common stock with an estimated value of $489,000, and cash payments of $369,000. The purchase price was allocated to net tangible assets of $97,000, purchased technology of $770,000, and goodwill of $968,000 based on their estimated fair values on the acquisition date. Purchased technology and goodwill are being amortized over three and ten years, respectively. The operations in Australia are conducted by a wholly owned subsidiary, Cellegy Australia Pty Ltd. The amortization of technology and goodwill associated with the acquisition was $88,000 for the first quarter and will be the same amount for the remaining quarters of 2001.

     In October 2000, Cellegy completed a private placement of 1.5 million shares of its common stock, resulting in $11.6 million of gross proceeds to Cellegy. Participants in the financing included the following institutional investors: investors affiliated with the Tisch family, Capital Research and Management and Framlington.

     In June 2001, Cellegy completed a private placement of 2.7 million shares of our common stock, resulting in $15.4 million gross proceeds to Cellegy. Participants in the financing included current investors affiliated with the Tisch family and GMT Capital Corporation, as well as new institutional investors namely, OrbiMed Advisors, SAFECO Asset Management, First Manhattan Co., JALAA Equities and Knott Partners.

Results of Operations

     Revenues. Cellegy had revenues of $94,000 and $662,000 for the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, revenues consisted of Rectogesic sales in Australia. For the first six months of last year, revenues consisted of $578,000 in product sales to Gryphon, $12,000 in Rectogesic sales, and $72,000 in development funding associated with a Small Business Innovation Research ("SBIR") grant from the National Institutes of Health. Due to seasonal inventory stocking patterns, there can be no assurance that skin care ingredient orders from Gryphon will be received in the second half of this year.

     Cellegy had revenues of $53,000 and $132,000 for the three months ended June 30, 2001 and 2000, respectively. During the three months ended June 30, 2001, all revenue consisted of Rectogesic sales in Australia. For the same period last year, revenues consisted of $100,000 in product sales to Gyphon, $12,000 in Rectogesic sales and $20,000 in SBIR grant funding.

     Research and Development Expenses. Research and development expenses were $6,534,000 for the six months ended June 30, 2001, compared with $4,153,000 for the same period last year. During the three months ended June 30, 2001 and 2000, research and development spending was $3,523,000 and $2,293,000, respectively. The increases for both periods of 2001 were due primarily to costs associated with two on-going Phase III clinical trials, several Phase II trials, a New Drug Application (NDA) fee filed in June in the United States for Anogesic, as well as non-cash compensation charges. Research expenses are expected to decrease slightly during the remainder of 2001 due primarily to the completion of the Anogesic Phase III clinical study offset somewhat by increased activity associated with the Phase II trials with Anogesic for hemorrhoids as well as testosterone gel clinical studies for both men and women.

     General and Administrative Expenses. General and administrative expenses were $2,108,000 for the six months ended June 30, 2001, compared with $1,218,000 for the same period last year. For the three months ended June 30, 2001 and 2000, general and administrative expenses were $876,000 and $672,000, respectively. The increases for both periods in 2001 were primarily due to corporate development expenses and consulting expenses. The decrease in general administrative expense from the first to the second quarter of this year was mainly due to non-cash compensation charges which were recorded as general and administrative expenses in the first quarter but charged to research and administration in the second quarter. General and administrative expenses are expected to remain at approximately the same level during the remainder of 2001 as the first half of the year.

     Interest Income (Expense), and Other Income, Net. Cellegy earned net interest income of $625,000 and $240,000 for the six months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001 and 2000, we earned net interest income of $196,000 and $174,000, respectively. Other income during the year was due to substantially higher rental income associated with the sublease of a portion of Cellegy's corporate offices.

     Net Loss. The net loss applicable to common shareholders was $7,933,000 or $0.56 per share for the six months ended June 30, 2001 based on 14,205,000 weighted average shares outstanding, compared with a net loss applicable to common shareholders of $4,605,000 or $0.38 per share for the same period last year based on 12,072,000 weighted average shares outstanding. For the three months ended June 30, 2001, the net loss applicable to common shareholders was $4,156,000 or $0.29 per share based on 14,578,000 weighted average shares outstanding, compared with a net loss applicable to common shareholders of $2,690,000 or $0.22 per share based on 12,110,000 weighted average shares outstanding for the same period in 2000.

Liquidity and Capital Resources

     Cellegy has experienced net losses and negative cash flow from operations each year since its inception. Through June 30, 2001, we have incurred an accumulated deficit of $58.8 million and have consumed cash from operations of $48.9 million. Our equity financings included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a secondary public offering of common stock in November 1997, $10.0 million in net proceeds from a private placement of common stock in July 1999, $11.6 million in net proceeds from a private placement in October 2000 and $15.4 million in gross proceeds from a private placement of common stock in June 2001. Our cash and investments were $23.2 million at June 30, 2001, compared with $15.9 million at December 31, 2000. The increase in cash and investments was principally due to cash raised during the recent financing.

     Since inception, Cellegy has incurred significant losses and expects to incur substantial additional development costs. Our operations have and will continue to use substantial amounts of cash. We have no current source of significant ongoing revenues or capital beyond existing cash and investments, and current product sales in Australia. Our future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes to our existing research relationships, our ability to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing.

     As a result of the above, we will require additional funds to finance operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for us to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs. We believe that available cash resources and the interest thereon will be adequate to satisfy our capital needs through at least June 30, 2002.

Factors That May Affect Future Operating Results

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in this report or contemplated by any forward-looking statement. Factors that might cause such a difference include, but are not limited to, completion of clinical trials, particularly our ongoing Phase III trials using Anogesic, Tostrex and Tostrelle, the timing of planned regulatory filings, the applicability of drug and cosmetic laws and regulations to Cellegy's products, the need for additional funds and the validity of our patent coverage, and the issuance of future patents pending or patents applied for. There are currently two oppositions filed with the European Patent Office opposing Cellegy's Anogesic patent in Europe that was granted to Cellegy in September 2000.

     We have a history of losses and we have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses for at least the next few years. We have not generated any significant revenues from royalties or licensing of our technologies, and we expect that it will take several years for our major prescription products to be approved in the larger pharmaceutical markets; our clinical trial results are very difficult to predict in advance, and failure of one or more clinical trials could adversely affect our business and stock price; our company faces intense competition from larger companies, and Cellegy may not have the resources required to develop innovative products; the type and scope of patent coverage we have may limit the commercial success of our products; our product sales strategy involving corporate partners is highly uncertain, and no new partnership agreements have been finalized; we are subject to regulation by regulatory authorities including the FDA, which could delay or prevent marketing of our products; our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect our ability to develop or market products; we have limited sales and marketing experience; we have not manufactured products before and we are dependent on a limited number of critical suppliers; we have very limited staffing and will continue to be dependent upon key employees; we are subject to the risk of product liability lawsuits; and our stock price could be volatile for many reasons. The factors discussed in Cellegy's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating our business and prospects.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale and 90% of our securities will mature by the end of 2001. We believe that potential near-term losses in future earnings, fair values or cash flows related to their investment portfolio would not be significant.



     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         On June 7, 2001, the Company sold a total of 2.7 million shares of Common Stock at a price of $5.60 per share in a private placement transaction to a number of institutional investors, including investors affiliated with the Tisch family, GMT Capital Corporation, OrbiMed Advisors, SAFECO Asset
Management, First Manhattan Co., JALAA Equities and Knott Partners. Gross proceeds were approximately $15.4 million. No warrants were issued and no underwriting discounts or agent commissions were incurred. The securities were issued in reliance on the private placement exemption of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. A Registration Statement on Form S-3 covering the possible resale of the shares from time to time was declared effective by the SEC on July 20, 2001.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders, held on May 31, 2001, three matters were submitted to vote of the shareholders: (i) the election of directors; (ii) certain amendments to the Company's Amended and Restated Articles of Incorporation increasing the authorized number of shares of common stock by 5,000,000 shares from 20,000,000 to 25,000,000; and, (iii) the ratification of the appointment of Ernst & Young LLP as the Company's accountants for the fiscal year ending December 31, 2001.

         (i) With respect to the election of directors, the following nominees (constituting all of the Company's nominees for election ) were elected by the votes indicated:

Nominee                                     For                        Withheld
-------                                     ---                        --------

K. Michael Forrest                      11,651,000                      302,252
Jack L. Bowman                          11,932,117                       20,135
Tobi B. Klar, M.D.                      11,934,717                       17,535
Ronald J. Saldarini, Ph.D.              11,930,117                       22,135
Alan A. Steigrod                        11,933,717                       18,535
Carl R. Thornfeldt, M.D.                11,936,717                       15,535
Larry J. Wells                          11,930,117                       22,135
Felix J. Baker, Ph.D.                   11,934,417                       17,835
Julian C. Baker                         11,934,417                       17,835

         (ii) With respect to the amendment of the Company's Amended and Restated Articles of Incorporation, 11,797,758 shares voted in favor, 146,880 shares voted against, and 7,614 shares were withheld or not voted.

         (ii) With respect to the ratification of Ernst & Young LLP as the Company's auditors, 11,935,122 shares voted in favor, 6,630 shares voted against, and 10,500 shares were withheld or not voted.


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

         On June 26, 2001, we announced that the Company had filed a New Drug Application with the U. S. Food and Drug Administration requesting review of existing data on its product, Anogesic(R) (nitroglycerin ointment), for the treatment of pain associated with chronic anal fissures, and providing additional information concerning completion of patient enrollment in its on-going second Phase III anal fissure pain study. We also announced that we plan to incorporate trial data into an NDA supplement upon completion of the study.

         On July 2, 2001 we announced that European attorneys have advised Cellegy that two oppositions have been filed with the European Patent Office regarding Cellegy's European Patent Number 0719145B1. This patent is directed to the manufacture and use of nitroglycerin ointment and related compounds for the treatment of anal disorders, including anal fissures and various hemorrhoidal conditions. The European patent was granted to Cellegy in September 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CELLEGY PHARMACEUTICALS, INC.


Date: July 31, 2001          /s/ K. Michael Forrest
                             ---------------------------------------------------
                             K. Michael Forrest
                             Chairman, CEO and President


Date: July 31, 2001          /s/ A. Richard Juelis
                             ---------------------------------------------------
                             A. Richard Juelis
                             Vice President, Finance and Chief Financial Officer