Form 10-Q
period 2001-09-30
CELLEGY PHARMACEUTICALS INC
filed 2001-11-01
CIK 887247

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

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

The number of shares outstanding of the registrant's common stock at October 26, 2001 was 16,657,999.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q


                                                                            Page
PART   I            FINANCIAL INFORMATION

Item 1.           Financial Statements ( Unaudited )

                  Condensed Consolidated Balance Sheets as of September
                  30, 2001 and December 31, 2000...............................3

                  Condensed Consolidated  Statements of Operations for
                  three and nine months ended  September  30, 2001 and
                  2000, and the period from June 26, 1989  (inception)
                  through September 30, 2001...................................4


                  Condensed Consolidated  Statements of Cash Flows for
                  the nine months ended  September  30, 2001 and 2000,
                  and  the  period  from  June  26,  1989  (inception)
                  through September 30, 2001...................................5

                  Notes to Condensed Consolidated Financial Statements.........6

Item 2.           Management's  Discussion  and  Analysis of Financial
                  Condition and Results of Operations..........................8

                  Quantitative  and  Qualitative  Disclosure of Market
                  Risk........................................................11

PART   II         OTHER INFORMATION

Item 1.           Legal Proceedings...........................................11

Item 2.           Changes in Securities and Use of Proceeds...................11

Item 3.           Defaults Upon Senior Securities.............................11

Item 4.           Submission of Matters to a Vote of Security Holders.........11

Item 5.           Other Information...........................................11

Item 6.           Exhibits and Reports on Form 8-K............................11

Signatures....................................................................12

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets

                             (Amounts in thousands)

                                                                                    September 30,           December 31,
                                                                                        2001                    2000
                                                                                    -------------           -------------
                                                                                     (Unaudited)               (Note 1)
Assets
Current assets:
     Cash and cash equivalents ...............................................       $  6,479                $  8,838
     Short-term investments ..................................................          4,015                   6,471
     Prepaid expenses and other current assets ...............................          1,121                     956
                                                                                     --------                --------
Total current assets .........................................................         11,615                  16,265
Restricted cash ..............................................................            614                     614
Long-term investments ........................................................          8,768                    --
Property and equipment, net ..................................................          2,522                   2,848
Goodwill and intangible assets ...............................................          1,267                   1,532
                                                                                     --------                --------
Total assets .................................................................       $ 24,786                $ 21,259
                                                                                     ========                ========


Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ................................       $    801                $    755
     Accrued research fees ...................................................            312                     453
     Accrued compensation and related expenses ...............................            136                     139
     Current portion of note payable .........................................           --                       548
                                                                                     --------                --------
Total current liabilities ....................................................          1,249                   1,895
Long-term portion of note payable ............................................           --                       334
Other long-term liabilities ..................................................            380                     236
Shareholders' equity:
     Common stock, no par value; 25,000,000 shares authorized; 16,640,445 shares issued and outstanding at September 30, 2001 and 13,838,053 at
         December 31, 2000 ...................................................         85,757                  69,735
     Accumulated other comprehensive income (loss) ...........................             75                     (29)
     Deficit accumulated during the development stage ........................        (62,675)                (50,912)
                                                                                     --------                --------
     Total shareholders' equity ..............................................         23,157                  18,794
                                                                                     --------                --------
Total liabilities and shareholders' equity ...................................       $ 24,786                $ 21,259
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

                                       3

                                                Cellegy Pharmaceuticals, Inc.
                                                (a development stage company)

                                       Condensed Consolidated Statements of Operations

                                                         (Unaudited)
                                      (Amounts in thousands, except per share amounts)

                                                                                                                Period from
                                                                                                               June 26, 1989
                                                                                                                (inception)
                                               Three Months Ended                Nine Months Ended                through
                                                  September 30,                    September 30,               September 30,
                                              2001             2000            2001             2000                2001
                                           -----------      -----------     ------------     -----------       -------------
Revenues:
     Licensing, milestone, and
        development funding ............... $   --           $   --         $   --           $   --             $  2,696
     Government grants ....................     --                 19           --                 91                502
     Product sales ........................      265              607            359            1,197              3,229
                                            --------         --------       --------         --------           --------
Total revenues ............................      265              626            359            1,288              6,427
Operating expenses:
     Cost of product sales ................       63              151             73              287                824
     Research and development .............    3,455            2,577          9,989            6,730             46,807
     General and administrative ...........      929              886          3,037            2,104             19,556
     Acquired in-process technology .......     --               --             --               --                3,843
                                            --------         --------       --------         --------           --------
Total cost and expenses ...................    4,447            3,614         13,099            9,121             71,030
                                            --------         --------       --------         --------           --------
Operating loss ............................   (4,182)          (2,988)       (12,740)          (7,833)           (64,603)
     Interest income (expense),and
         Other income, net ................      311              (71)           936              169              3,335
                                            --------         --------       --------         --------           --------
Net loss ..................................   (3,871)          (3,059)       (11,804)          (7,664)           (61,268)
Non-cash preferred dividends ..............     --               --             --               --                1,449
                                            --------         --------       --------         --------           --------
Net loss applicable to common
     shareholders ......................... $ (3,871)        $ (3,059)      $(11,804)        $ (7,664)          $(62,717)
                                            ========         ========       ========         ========           ========
Basic and diluted net loss per
     common share ......................... $  (0.23)        $  (0.25)      $  (0.79)        $  (0.63)
                                            ========         ========       ========         ========
Basic and diluted weighted average
     common shares outstanding ............   16,638           12,258         15,036           12,134
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

                                        4

                                                  Cellegy Pharmaceuticals, Inc.
                                                  (a development stage company)

                                         Condensed Consolidated Statements of Cash Flows

                                                           (Unaudited)
                                                     (Amounts in thousands)

                                                                                                                 Period from
                                                                                                                June 26, 1989
                                                                                                                 (inception)
                                                                                                                   through
                                                                     Nine Months Ended September 30,            September 30,
                                                                 ----------------------------------------
                                                                       2001                   2000                   2001
                                                                 -----------------      -----------------      -----------------
Net Loss .....................................................      $(11,804)             $ (7,664)                $(61,268)
Operating activities
Net cash used in operating activities ........................       (10,477)               (6,785)                 (52,185)
Investing activities
Purchase of property and equipment ...........................           (76)                  (54)                  (4,030)
Purchases of investments .....................................       (16,896)                 --                    (87,996)
Sales and maturities of investments ..........................        10,584                10,327                   75,190
Purchases of Quay, net of cash acquired ......................          --                    (369)                    (369)
                                                                    --------              --------                 --------
Net cash (used in) provided by investing activities ..........        (6,388)                9,904                  (17,205)

Financing activities
Proceeds from notes payable ..................................          --                    --                      8,047
Repayment of notes payable ...................................          (882)               (1,664)                  (6,610)
Other long-term liabilities ..................................          --                    --                       (614)
Net proceeds from issuance of common stock ...................        15,388                   361                   63,368
Issuance of convertible preferred stock, net of issuance costs          --                    --                     11,758
Deferred financing costs .....................................          --                    --                        (80)
                                                                    --------              --------                 --------
Net cash provided by (used in) financing activities ..........        14,506                (1,303)                  75,869
                                                                    --------              --------                 --------
Net increase (decrease) in cash and cash equivalents .........        (2,359)                1,816                    6,479
Cash and cash equivalents, beginning of period ...............         8,838                   804                     --
                                                                    --------              --------                 --------
Cash and cash equivalents, end of period .....................      $  6,479              $  2,620                 $  6,479
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

                                        5

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

              Notes to Condensed Consolidated Financial Statements

Note 1.   - Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared by Cellegy in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of all periods presented and operating results for the nine and three months ended September 30, 2001 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

         The balance sheet at December 31, 2000 has been derived from the audited financial consolidated statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For  further  information,   refer  to  the  financial  statements  and
footnotes thereto included in Cellegy's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2.   - Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with the periodic evaluation of goodwill for impairment. SFAS 142 is effective for fiscal years ending after December 15, 2001, but any goodwill and intangible assets resulting from a business combination after July 1, 2001 will be accounted for under SFAS
142. Goodwill from business combinations prior to July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

         Cellegy will adopt SFAS 142 on January 1, 2002. Upon the adoption of SFAS 142, we will evaluate our existing goodwill and intangible assets from business combinations completed before July 1, 2001 and make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets.

         At September 30, 2001, Cellegy has goodwill and intangible assets of $1.3 million subject to SFAS 141 and SFAS 142. Amortization expense for goodwill and intangible assets amounted to $0.5 million for the nine months ended September 30, 2001. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in operating losses of $97,000 per year. During 2002, Cellegy will perform the first of the required impairments test of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on our earnings and financial position.


Note 3.   - Comprehensive Income


         Accumulated other comprehensive income (loss) presented on the accompanying balance sheet consists of the accumulated net unrealized gain
(loss) on available-for-sale investments and foreign currency transaction. Total comprehensive loss for nine months ended September 30, 2001 was $11,700,000 compared with $7,635,000 for the nine months ended September 30, 2000. Total comprehensive loss for the three months ended September 30, 2001 and 2000 were $3,728,000 and $3,042,000, respectively.

Note 4.   - Segment Reporting

         Cellegy has two business segments: pharmaceuticals and cosmeceuticals. The pharmaceuticals segment includes primarily research and development expenses for potential prescription products to be marketed directly by us or through corporate partners. Current pharmaceutical revenues consist primarily of Rectogesic(TM) (nitroglycerin ointment) sales in Australia.

         The cosmeceutical business segment primarily includes development expenses for non-prescription skin care products. Cellegy is currently incurring development expenses and receiving all of its cosmeceutical sales from one customer, Gryphon Development, Inc. ("Gryphon"), which is selling products exclusively in the United States through a major specialty retailer.

         The  following  table  contains   information  (amounts  in  thousands)
regarding  revenues and operating  income (losses) for each business segment for the three and nine months ended September 30, 2001 and 2000, respectively.

                                      Three months ended September 30,           Nine months ended September 30,
                                        2001                   2000                2001                   2000
Revenues:
         Pharmaceuticals              $     63               $     57            $    157               $    141
         Cosmeceuticals                    202                    569                 202                  1,147
                                      --------               --------            --------               --------
                                      $    265               $    626            $    359               $  1,288
                                      ========               ========            ========               ========
Operating Income (Loss)
         Pharmaceuticals              $ (3,804)              $ (3,363)           $(11,990)              $ (8,524)
         Cosmeceuticals                   (378)                   375                (750)                   691
                                      --------               --------            --------               --------
                                      $ (4,182)              $ (2,988)           $(12,740)              $ (7,833)
                                      ========               ========            ========               ========
================================================================================================================

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

     In June 2000, we acquired all assets of Quay Pharmaceuticals Pty Ltd, an Australian pharmaceutical company producing Rectogesic(TM) (nitroglycerin ointment), a drug similar to Anogesic. The acquired assets consisted of Quay's inventory, other tangible assets, and purchased technology. The aggregate value of the purchase price of $1,835,000 included an aggregate value of 169,224 shares of our common stock paid to Quay with an estimated value of $977,000, warrants to purchase 171,146 shares of common stock with an estimated value of $489,000, and cash payments of $369,000. The purchase price was allocated to net tangible assets of $97,000, purchased technology of $770,000, and goodwill of $968,000 based on their estimated fair values on the acquisition date. Purchased technology and goodwill are being amortized over three and ten years, respectively. The operations in Australia are conducted by a wholly owned subsidiary, Cellegy Australia Pty Ltd. The amortization of technology and goodwill associated with the acquisition was $88,000 for the third quarter and will be the same amount for the remaining quarter of 2001.

     In October 2000, Cellegy completed a private placement of 1.5 million shares of our common stock, resulting in $11.6 million of gross proceeds to Cellegy. Participants in the financing included the following institutional investors: investors affiliated with the Tisch family, Capital Research and Management and Framlington.

     In June 2001, Cellegy completed a private placement of 2.7 million shares of our common stock, resulting in $15.4 million of gross proceeds to Cellegy. Participants in the financing included current investors affiliated with the Tisch family and GMT Capital Corporation, as well as new institutional investors namely, OrbiMed Advisors, SAFECO Asset Management, First Manhattan Co., JALAA Equities and Knott Partners.

     In August 2001, Cellegy announced an agreement with Ventiv Integrated Solutions, a division of Ventiv Health Inc., to commercialize Cellegy's lead product, Anogesic, in the United States. Under the agreement, Ventiv Integrated Solutions ("VIS") will deliver integrated marketing and sales solutions, including training and recruiting a dedicated sales force which Cellegy will jointly manage. VIS will provide Cellegy with up to $10 million for the initial commercialization of Anogesic under a funding arrangement covering the first 18-24 months of the agreement. VIS will be repaid the initial funding it provides Cellegy once revenues are generated during the early part of the six-year agreement, and will receive royalties towards the end of the six-year term, if certain performance criteria are achieved. Cellegy does not expect this agreement to have a material impact on its financial position or results of operations during the remainder of the year ending December 31, 2001.

Results of Operations

     Revenues. Cellegy had revenues of $359,000 and $1,288,000 for the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001, revenues consisted of $202,000 in Gryphon Sales and $157,000 in Rectogesic sales in Australia. For the nine months of last year, revenues consisted of $1,147,000 in product sales to Gryphon, $50,000 in Rectogesic sales, and $91,000 in development funding associated with a Small Business Innovation Research ("SBIR") grant from the National Institutes of Health.

     Cellegy had revenues of $265,000 and $626,000 for the three months ended September 30, 2001 and 2000, respectively. During the three months ended September 30, 2001, revenue consisted of $202,000 in product sales to Gryphon and $63,000 in Rectogesic sales in Australia. For the same period last year, revenues consisted of $569,000 in product sales to Gyphon, $38,000 in Rectogesic sales and $19,000 in SBIR grant funding. Based on orders received from Gryphon, we expect sales to increase during the fourth quarter compared with the third quarter sales.

     Research and Development Expenses. Research and development expenses were $9,989,000 for the nine months ended September 30, 2001, compared with $6,730,000 for the same period last year. During the three months ended September 30, 2001 and 2000, research and development spending was $3,455,000 and $2,577,000, respectively. The increases for both periods in 2001 were due primarily to costs associated with the recently completed Phase III clinical trial for Anogesic, the NDA filing for Anogesic, the costs, including user fees, associated with regulatory filings for Anogesic (United States) and Rectogesic (United Kingdom), the on-going Phase III clinical trial for Tostrex, the Phase I/II trial for Tostrelle, as well as higher non-cash compensation charges relating to certain stock option and warrant grants. Research and development expenses are expected to remain at approximately their current levels for the next two quarters due primarily to the completion of the Tostrex Phase III clinical study, the costs of supplementing our NDA filing for Anogesic and preparing and filing the NDA for Tostrex.

     General and Administrative Expenses. General and administrative expenses were $3,037,000 for the nine months ended September 30, 2001, compared with $2,104,000 for the same period last year. For the three months ended September 30, 2001 and 2000, general and administrative expenses were $929,000 and $886,000, respectively. The increases for both periods in 2001 were primarily due to corporate development expenses, consulting and marketing expenses primarily in Australia. General and administrative expenses are expected to remain at approximately the third quarter's level during the remainder of 2001.

     Interest Income (Expense), and Other Income, Net. Cellegy earned net interest and other income of $936,000 and $169,000 for the nine months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001, we earned net interest and other income of $311,000 compared with a net expense of $71,000 for the same period in 2000. The increases in earned net interest and other income this year were due primarily to rental income associated with the sublease of a portion of Cellegy's corporate offices and no interest expenses resulting from the payoff of a loan late last year.

     Net Loss. The net loss applicable to shareholders was $11,804,000 or $0.79 per share for the nine months ended September 30, 2001 based on 15,036,000 weighted average shares outstanding, compared with a net loss applicable to shareholders of $7,664,000 or $0.63 per share for the same period last year when 12,134,000 weighted average shares were outstanding. For the three months ended September 30, 2001, the net loss applicable to shareholders was $3,871,000 or $0.23 per share based on 16,638,000 weighted average shares outstanding, compared with a net loss applicable to shareholders of $3,059,000 or $0.25 per share when 12,258,000 weighted average shares were outstanding for the same period in 2000.

Liquidity and Capital Resources

     Cellegy has experienced net losses and negative cash flow from operations each year since its inception. Through September 30, 2001, we have incurred an accumulated deficit of $62.7 million and have consumed cash from operations of

$52.2 million. Our equity financings included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a secondary public offering of common stock in November 1997, $10.0 million in net proceeds from a private placement of common stock in July 1999, $11.6 million in net proceeds from a private placement in October 2000 and $15.4 million in gross proceeds from a private placement of common stock in June 2001. Our cash and cash equivalents and investments were $19.9 million at September 30, 2001, compared with $15.9 million at December 31, 2000. The increase in cash and investments was principally due to cash raised during the recent financing.

     Since inception, Cellegy has incurred significant losses and expects to incur substantial additional development costs. Our operations have and will continue to use substantial amounts of cash. We have no current source of significant ongoing revenues or capital beyond existing cash and investments, current Rectogesic product sales in Australia and C79 moisturizer sales to Gryphon. Our future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes to our existing research relationships, our ability to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing.

     As a result of the above, we will require additional funds to finance operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for us to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials and administrative programs. We believe that available cash resources and the interest thereon will be adequate to satisfy our capital needs through at least December 31, 2002.

Factors That May Affect Future Operating Results

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in this report or contemplated by any forward-looking statement. Factors that might cause such a difference include, but are not limited to, completion of clinical trials, particularly Tostrex, the timing of planned regulatory filings for Anogesic and Tostrex, the applicability of drug and cosmetic laws and regulations to Cellegy's products, the need for additional funds and the validity of our patent coverage, and the issuance of future patents pending or patents applied for. There are currently two oppositions filed with the European Patent Office opposing Cellegy's Anogesic patent in Europe that was granted to Cellegy in September 2000.

     We have a history of losses and we have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses for at least the next few years. We have not generated any significant revenues from royalties or licensing of our technologies, and we expect that it will take several years for our major prescription products to be approved in the larger pharmaceutical markets; our clinical trial results are very difficult to predict in advance, and failure of one or more clinical trials could adversely affect our business and stock price; the type and scope of patent coverage we have may limit the commercial success of our products; our product sales strategy involving the VIS agreement in the United States and corporate partners overseas is highly uncertain with no new partnership agreements finalized; we are subject to regulation by regulatory authorities including the FDA, which could delay or prevent marketing of our products; our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect our ability to develop or market products; we have limited sales and marketing experience; we have not manufactured products before and we are dependent on a limited number of critical suppliers; we have very limited staffing and will continue to be dependent upon key employees; we are subject to the risk of product liability lawsuits; and our stock price could be volatile for many reasons. The factors discussed in Cellegy's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating our business and prospects.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale and 25% of our securities will mature by the end of 2001. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio will not be significant.



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

Item 4.           Submission of Matters to a Vote of Security Holders

         None

Item 5.           Other Information
         None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

         On August 10, 2001, we announced a six-year agreement with Ventiv Integrated Solutions to assist in commercializing our lead product Anogesic in the United States.

          On October 2, 2001, we announced our preliminary analysis of results of our Phase III clinical trial conducted with Anogesic for the treatment of anal fissures. We intend to submit the results of the trial as an amendment to the NDA that we submitted to the U.S. Food and Drug Administration in June of 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CELLEGY PHARMACEUTICALS, INC.


Date: November 1, 2001       /s/ K. Michael Forrest
                             ---------------------------------------------------
                             K. Michael Forrest
                             Chairman, CEO and President


Date: November 1, 2001       /s/ A. Richard Juelis
                             ---------------------------------------------------
                             A. Richard Juelis
                             Vice President, Finance and Chief Financial Officer