Form 10-Q
period 2002-03-31
CELLEGY PHARMACEUTICALS INC
filed 2002-05-10
CIK 887247

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

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

The number of shares outstanding of the registrant's common stock at April 30, 2002 was 17,304,976.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements ( Unaudited )

          Condensed Consolidated Balance Sheets as of March 31, 2002
          and December 31, 2001 ............................................  3

          Condensed  Consolidated  Statements  of  Operations  for the
          three months  ended March 31, 2002 and 2001,  and the period from June 26, 1989 (inception) through March 31, 2002 ............  4

          Condensed  Consolidated  Statements  of Cash  Flows  for the
          three months  ended March 31, 2002 and 2001,  and the period from June 26, 1989 (inception) through March 31, 2002 ............  5

          Notes to Condensed Consolidated Financial Statements .............  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................  8

Item 3.   Quantitative and Qualitative Disclosure of Market Risk ........... 10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings ................................................  10

Item 2.   Changes in Securities and Use of Proceeds ........................  11

Item 3.   Defaults Upon Senior Securities ..................................  11

Item 4.   Submission of Matters to a Vote of Security Holders ..............  11

Item 5.   Other Information ................................................  11

Item 6.   Exhibits and Reports on Form 8-K .................................  11

Signatures .................................................................  12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                           March 31, 2002      December 31, 2001
                                                                                           --------------      -----------------
                                                                                             (Unaudited)           ( Note 1 )
Assets
Current assets:
     Cash and cash equivalents ..............................................................  $  3,934             $  5,795
     Short-term investments .................................................................     2,030                4,054
     Prepaid expenses and other current assets ..............................................       904                  837
                                                                                               --------             --------
Total current assets ........................................................................     6,868               10,686
Restricted cash .............................................................................       614                  614
Property and equipment, net .................................................................     2,407                2,468
Long-term investments .......................................................................     6,662                6,727
Goodwill ....................................................................................       814                  814
Intangible assets related to acquisition, net of accumulated amortization of
$81,000 and $504,000 as of March 31, 2002 and December 31, 2001, respectively ...............       627                  708
Other assets ................................................................................       350                  350
                                                                                               --------             --------
Total assets ................................................................................  $ 18,342             $ 22,367
                                                                                               ========             ========


Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ...............................................  $  1,281             $  1,893
     Accrued compensation and related expenses ..............................................       186                  145
                                                                                               --------             --------
Total current liabilities ...................................................................     1,467                2,038
Long term liabilities .......................................................................     1,384                  485

Shareholders' equity:
     Common stock, no par value; 25,000,000 shares authorized: 17,304,976 and
         17,295,274 shares issued and outstanding at March 31, 2002 and  December
         31, 2001, respectively .............................................................    90,197               90,138
     Accumulated other comprehensive income .................................................        58                   83
     Deficit accumulated during the development stage .......................................   (74,764)             (70,377)
                                                                                               --------             --------
Total shareholders' equity ..................................................................    15,491               19,844
                                                                                               --------             --------
Total liabilities and shareholders' equity ..................................................  $ 18,342             $ 22,367
                                                                                               ========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
             (Amounts in thousands, except share and per share data)

                                                                                                                Period from
                                                                                                               June 26, 1989
                                                                                                                (inception)
                                                                     Three Months Ended March 31,                through
                                                                    -----------------------------                 March 31,
                                                                      2002                 2001                     2002
                                                                    --------             --------                 --------
Revenues:
     Licensing, milestone, and development funding ...............  $    --              $    --                  $  2,697
     Government grants ...........................................       --                   --                       502
     Product sales ...............................................       267                   41                    4,014
                                                                    --------             --------                 --------
Total revenues ...................................................       267                   41                    7,213
Costs and expenses:
     Cost of product sales .......................................        71                    4                    1,022
     Research and development ....................................     2,962                3,011                   54,176
     Selling, general and administrative .........................     1,876                1,320                   22,437
     Acquired in-process technology ..............................      --                   --                      7,350
                                                                    --------             --------                 --------
Total costs and expenses .........................................     4,909                4,335                   84,985
                                                                    --------             --------                 --------
Operating loss ...................................................    (4,642)              (4,294)                 (77,772)
     Interest income , and other income, net .....................       255                  517                    4,457
                                                                    --------             --------                 --------
Net loss .........................................................    (4,387)              (3,777)                 (73,315)
Non-cash preferred dividends .....................................      --                   --                      1,449
                                                                    --------             --------                 --------
Net loss applicable to common shareholders .......................  $ (4,387)            $ (3,777)                $(74,764)
                                                                    ========             ========                 ========
Basic and diluted net loss per common share ......................  $  (0.25)            $  (0.27)
                                                                    ========             ========
Weighted average common shares outstanding .......................    17,303               13,861
                                                                    ========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)
                             (Amounts in thousands)



                                                                                                                Period from
                                                                                                               June 26, 1989
                                                                      Three Months Ended March 31,             (inception) to
                                                                     ------------------------------               March 31,
                                                                       2002                  2001                   2002
                                                                     --------              --------               --------
Operating activities
Net loss .....................................................       $ (4,387)             $ (3,777)              $(73,315)
Other operating activities ...................................            421                 1,099                 13,788
                                                                     --------              --------               --------
Net cash used in operating activities ........................         (4,808)               (2,678)               (59,527)

Investing activities
Purchases of property and equipment ..........................            (56)                  (14)                (4,160)
Purchases of investments .....................................           --                  (3,020)               (87,890)
Sales and maturities of investments ..........................          2,089                 6,000                 79,176
Acquisition of Vaxis and Quay ................................           --                    --                     (511)
                                                                     --------              --------               --------
Net cash provided by (used in) investing activities ..........          2,033                 2,966                (13,385)

Financing activities
Proceeds from notes payable ..................................           --                    --                    8,047
Repayment of notes payable ...................................           --                    (289)                (6,611)
Other long-term liabilities ..................................            888                  --                      274
Net proceeds from issuance of common stock ...................             26                   352                 63,458
Issuance of convertible preferred stock, net of issuance costs           --                    --                   11,758
Deferred financing costs .....................................           --                    --                      (80)
                                                                     --------              --------               --------
Net cash provided by financing activities ....................            914                    63                 76,846
                                                                     --------              --------               --------
Net (decrease) increase in cash and cash equivalents .........         (1,861)                  351                  3,934
Cash and cash equivalents, beginning of period ...............          5,795                 8,838                   --
                                                                     --------              --------               --------
Cash and cash equivalents, end of period .....................       $  3,934              $  9,189               $  3,934
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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

              Notes to Condensed Consolidated Financial Statements

Note 1. - Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared by Cellegy in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of all periods presented and operating results for three months ended March 31, 2002 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

         The balance sheet at December 31, 2001 has been derived from the audited financial consolidated statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         A reclassification from interest income, and other net to operating expenses was done on amortization expenses relating to the Quay acquisition. This is approximately $81,000 per quarter that is now classified with selling, general and administrative operating expenses.

         For  further  information,   refer  to  the  financial  statements  and
footnotes thereto included in Cellegy's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. - Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria for the recognition of intangible assets separately from goodwill.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with the periodic evaluation of goodwill for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001, but any goodwill and intangible assets resulting from a business combination after July 1, 2001 will be accounted for under SFAS 142. Goodwill from business combinations prior to July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

         On January 1, 2002, following adoption of the new rules, goodwill of $814,000 will no longer be amortized but is subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations that met the new criteria for separate recognition of intangible assets will continue to be amortized over their useful lives. Total amortization expense for intangible assets will be $176,000 for 2002 and $69,000 each year, from 2003 through 2006.

         In accordance with SFAS 141 and 142, we discontinued the amortization of goodwill on January 1, 2002 which resulted in a decrease in reported net loss of approximately $24,000 in the first quarter ended March 31, 2002, as compared with the accounting prior to the adoption of SFAS 141 and SFAS 142. We performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We will continue to monitor the carrying value of our goodwill through the annual impairment tests.

         A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax, follows ( in thousands, except per share amounts).

                                            Three months ended March 31,
                                            ----------------------------

                                                 2002              2001
                                                 ----              ----
Reported net loss                           $   (4,387)       $   (3,777)
   Add back: Goodwill amortization                 ---                24
                                            ----------        ----------
   Adjusted net loss                        $   (4,387)       $   (3,753)
                                            ==========        ==========

Basic and diluted earnings per share
   Reported net loss                        $    (0.25)       $    (0.27)
   Goodwill amortization                           ---               ---
                                            ----------        ----------
   Adjusted net loss                        $    (0.25)       $    (0.27)
                                            ==========        ==========


Note 3. - Principles of Consolidation

         Our condensed consolidated financial statements include the accounts of Cellegy Australia Pty Ltd ("Cellegy Australia") from June 14, 2000, the date of acquisition, and Cellegy Canada, Inc. ("Cellegy Canada") from November 14, 2001, the date of acquisition.

Note 4. - Comprehensive Loss

         Accumulated other comprehensive income presented on the accompanying balance sheet consists of the accumulated net unrealized gain or loss on available-for-sale investments and foreign currency translation adjustments. Total comprehensive loss for three months ended March 31, 2002 was $4,413,000 compared with $3,795,000 for the three months ended March 31, 2001.

Note 5. - Net Loss Per Share

         Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period.

Note 6. - Segment Reporting

         The following table contains information regarding revenues and loss from operating each business segment for the three months ended March 31, 2002 and 2001 (in thousands):

                                             Three months ended March 31,
                                             ---------------------------

                                                  2002             2001
                                                  ----             ----
     Revenues:
              Pharmaceuticals               $       36        $       41
              Cosmeceuticals                       231               ---
                                            ----------        ----------
                                            $      267        $       41
                                            ==========        ==========

     Operating Loss
              Pharmaceuticals               $   (4,789)       $   (4,242)
              Cosmeceuticals                       147               (52)
                                            ----------        ----------
                                            $   (4,642)        $  (4,294)
                                            ==========        ==========


Substantially, all company assets are related to the pharmaceutical segment.

Note 7.   -   Long Term Liabilities

     In August 2001, Cellegy announced an agreement with Ventiv Integrated Solutions, a division of Ventiv Health Inc., to commercialize Cellegy's lead product, Cellegesic, in the United States. Under the agreement, Ventiv
Integrated Solutions ("VIS") may provide integrated marketing and sales services, including training and recruiting a dedicated sales force which Cellegy and VIS will jointly manage. If Cellegesic is ultimately approved by the FDA, VIS may loan Cellegy up to $10 million for the initial commercialization of Cellegesic under a funding arrangement covering the first 18-24 months of the agreement. Under the agreement, Cellegy's repayment obligation to VIS at March 31, 2002, recorded as a long term liability, is approximately $890,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q includes forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors should be aware that these forward-looking statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of review by the FDA and other regulatory authorities; our need for further financing and ability to complete potential financings; and various uncertainties arising from the withdrawal of our New Drug Application relating to Cellegesic. There can be no assurance that Cellegy's products will be approved for marketing by regulatory authorities or will be successfully marketed following approval. You are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise statements made herein

     Cellegy Pharmaceuticals, Inc., a specialty biopharmaceutical company incorporated in California in 1989, is engaged in the development of prescription drugs in the areas of gastroenterology, sexual dysfunction in men and women and women's health care. We are developing several prescription drug candidates, including Cellegesic(TM) (nitroglycerin ointment), a nitroglycerin-based product candidate for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel product candidates, Tostrex(TM), for the treatment of male hypogonadism, a condition that afflicts men, generally above the age of forty, and Tostrelle(TM), for the treatment of sexual dysfunction in menopausal women. Other pipeline products include nitric oxide donors for the treatment of sexual dysfunctional in females, Reynaud's Disease, Restless Leg Syndrome, and prostate cancer.

General

     In September 1998, we began initial shipments and product sales of C79 Intensive Moisturizing formulation to Gryphon Development Inc., the product development arm of a major specialty retailer. C79 is an ingredient in a line of healing hand creams sold at most of the specialty retailer's stores in the United States.

     In June 2000, we acquired all assets of Quay Pharmaceuticals Pty Ltd, an Australian pharmaceutical company producing Rectogesic(TM) (nitroglycerin ointment), a drug similar to Cellegesic. The acquired assets consisted of Quay's inventory, other tangible assets, and purchased technology. The aggregate value of the purchase price of $1,835,000 included 169,224 shares of our common stock paid to Quay with an estimated value of $977,000, warrants to purchase 171,146 shares of common stock with an estimated value of $489,000, and cash payments of $369,000. The purchase price was allocated to net tangible assets of $97,000, purchased technology of $770,000, and goodwill of $968,000 based on their estimated fair values on the acquisition date. Purchased technology is being amortized over three years. The operations in Australia are conducted by a wholly owned subsidiary, Cellegy Australia Pty Ltd.

     In June 2001, Cellegy completed a private placement of 2.7 million shares of our common stock, resulting in $15.4 million of gross proceeds to Cellegy. Participants in the financing included current investors affiliated with the Tisch family and GMT Capital Corporation, as well as several new institutional investors.

     In November 2001, we acquired a private Canadian based company, Vaxis Therapeutics, valued at $4.1 million. The purchase was payable primarily in shares of Cellegy common stock. The purchase price was allocated to net tangible assets of $250,000, intangible assets of $350,000 and $3,507,000 of acquired in-process research and development. The intangibles of $350,000 are being amortized over five years and the acquired in-process research and development was expensed in the fourth quarter of 2001. The acquired technology was in an early stage of development such that, as of the acquisition date, technological feasibility had not been reached and no alternative use exists. The assumptions used in determining the purchase price allocation were based on an appropriate discount rate applied to expected cash flows. The intangible assets will be amortized over five years.

     In April 2002, Cellegy announced the withdrawal of its Cellegesic New Drug Application ("NDA"). Cellegy and Ventiv Integrated Solutions will minimize marketing spending and defer marketing programs until Cellegy meets with the FDA and determines its future strategies with respect to Cellegesic. If Cellegesic is determined not to be approvable by a certain date, and if the agreement is then terminated, Cellegy will be required to repay VIS half of the amount previously borrowed under the agreement and half of the accumulated interest on the loan calculated using a ten percent interest rate.

Results of Operations

     Revenues. Cellegy had revenues of $267,000 and $41,000 for the three months ended March 31, 2002 and 2001, respectively. During the first three months of 2002, revenues consisted of $231,000 in product sales to Gryphon Development, the development subsidiary of a major specialty retailer, and $36,000 in Rectogesic(TM) (nitroglycerin ointment) product sales in Australia. During the first three months of 2001, revenues consisted of $41,000 in Rectogesic sales. Ordering patterns from Gryphon are expected to continue to fluctuate in future quarters. It is unlikely that we will receive an order from Gryphon for the second quarter of 2002.

     Research and Development Expenses. During the first quarter of 2002 and 2001, research and development expenses were $2,962,000 and $3,011,000, respectively. Lower expenses for the first quarter of 2002 resulted from the completion of the Tostrex and Cellegesic Phase III clinical trials which were on-going during the first quarter of last year. These lower expenses were offset somewhat by on-going clinical trial costs using Cellegesic for the treatment of hemorrhoids and expenses associated with the preparation of the Tostrex NDA. If the FDA requires further clinical trials for Cellegesic approvability, research and development expenses will likely increase during the second half of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,876,000 for the three months ended March 31, 2002, compared with $1,320,000 for the same period last year. The increase was primarily due to certain pre-launch marketing expenses for Cellegesic. Marketing expenses are expected to decrease after the end of April and for at least the next quarter as Cellegy minimizes marketing expenses while it determines its future commercialization strategies for Cellegesic.

     Interest Income, and Other Income, Net. Cellegy earned $255,000 in interest income, and other income, net for the three months ended March 31, 2002, compared with $517,000 for the same period last year. The decrease during this year's first quarter was due primarily to lower rental income associated with the sublease of a portion of Cellegy's corporate offices, as well as, lower average investment balances and lower interest rates on invested cash. We expect to receive substantially less rental income in 2002 resulting from the expiration of a prior sublease and lower rental rates due to excess capacity in the office rental market.

     Net Loss. Net loss applicable to common shareholders was $4,387,000 or $0.25 per share for the three months ended March 31, 2002 based on 17,303,000 weighted average shares outstanding, compared with a net loss of $3,777,000 or $0.27 per share for the same period in the prior year, when 13,861,000 weighted average shares were outstanding.

Liquidity and Capital Resources

     Cellegy has experienced net losses and negative cash flow from operations each year since its inception. Through March 31, 2002, we have incurred an accumulated deficit of $74.8 million and have consumed cash from operations of $59.5 million. Our equity financings included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a secondary public offering of common stock in November 1997, $10.0 million in net proceeds from a private placement of common stock in July 1999, $11.6 million in net proceeds from a private placement in October 2000 and $15.4 million in gross proceeds from a private placement of common stock in June 2001. Our cash and cash equivalents and investments were $13.2 million at March 31, 2002, compared with $17.2 million at December 31, 2001, both of which include restricted cash of $614,000. The decrease in cash, cash equivalents and investments was principally due to cash used to support operations.

     Since inception, Cellegy has incurred significant losses and expects to incur substantial additional development costs. Our operations have and will continue to use significant amounts of cash. We have no current source of ongoing revenues or capital beyond existing cash and investments, current Rectogesic product sales in Australia and C79 sales to Gryphon. Our future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the outcome of future meetings with the FDA regarding Cellegesic, the interim winding down of commercialization activities relating to Cellegesic and our decisions regarding our future strategies for Cellegesic, the costs of prosecuting, defending and enforcing any patent claims and other intellectual property rights, changes to our marketing agreement with Ventiv, our ability to establish collaborative arrangements, and availability of other financing.

     As a result of the above, we will require additional funds to finance operations and will seek private or public equity investments, corporate partnerships and other collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for us to finance our operations on acceptable terms, if at all, and any future equity funding may involve significant dilution to our shareholders. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials, administrative programs, personnel, outside services and facility costs. We believe that available cash resources and the interest thereon will be adequate to satisfy our capital needs through at least December 31, 2002.

Factors That May Affect Future Operating Results

         This Quarterly Report on Form 10-Q includes forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors should be aware that these forward-looking statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of planned regulatory filings and review by the FDA and other regulatory authorities; anticipated expenditures; our need for further financing, and our ability to complete such financings; the scope of our patent coverage; and various uncertainties arising from the withdrawal of our NDA relating to Cellegesic. There can be no assurance that we will re-file an NDA for Cellegesic or that Cellegesic and Cellegy's other product candidates will be approved for marketing by regulatory authorities or will be successfully marketed following approval. You are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise statements made herein. The factors discussed in Cellegy's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating our business and prospects.

Item 3. Quantitative and Qualitative Disclosure Of Market Risk

     We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale and 70% of our securities will mature by the end of 2002. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio will not be significant. There have been no significant changes to our quantitative and qualitative disclosures from our Form 10-K.

     PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Reports on Form 8-K


     On January 3, 2002, Cellegy filed a Report on Form 8-K announcing our acquisition of Vaxis Therapeutics and our submission of an NDA amendment with the FDA in December 2001.

     On April 26, 2002, Cellegy filed a Report on Form 8-K relating to a press release issued earlier that day announcing that the company had withdrawn its New Drug Application with the U.S. Food and Drug Administration relating to Cellegy's Cellegesic product for the treatment of anal fissures.

     On April 29, 2002, Cellegy filed a Report on Form 8-K relating to a telephone conference call concerning the withdrawal of the Cellegesic NDA.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CELLEGY PHARMACEUTICALS, INC.



Date: May 10, 2002          /s/ K. Michael Forrest
                             -------------------------------------------------
                             K. Michael Forrest
                             Chairman, President and Chief Executive Officer



Date: May 10, 2002           /s/ A. Richard Juelis
                             -------------------------------------------------
                             A. Richard Juelis
                             Vice President, Finance and Chief Financial Officer