Form 10-Q
period 2002-06-30
CELLEGY PHARMACEUTICALS INC
filed 2002-08-13
CIK 887247

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the registrant's common stock at August 8, 2002 was 17,304,976.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

                                                                                     Page
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements ( Unaudited )
          Condensed Consolidated Balance Sheets as of June 30, 2002 and December
          31, 2001...................................................................  3

          Condensed  Consolidated  Statements of Operations for the three months and six months ended June 30, 2002 and 2001,  and the period from June
          26, 1989 (inception) to June 30, 2002......................................  4

          Condensed  Consolidated  Statements  of Cash  Flows for the six months ended  June 30,  2002 and 2001,  and the  period  from  June 26,  1989
          (inception) to June 30, 2002 ..............................................  5

          Notes to Condensed Consolidated Financial Statements ......................  6


Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results of Operations......................................................  8

Item 3.   Quantitative and Qualitative Disclosure of Market Risk..................... 11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................... 11

Item 2.   Changes in Securities and Use of Proceeds.................................. 11

Item 3.   Defaults Upon Senior Securities............................................ 11

Item 4.   Submission of Matters to a Vote of Security Holders........................ 11

Item 5.   Other Information.......................................................... 12

Item 6.   Exhibits and Reports on Form 8-K........................................... 12

Signatures........................................................................... 13


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets
                    (Amounts in thousands, except share data)

                                                                                                  June 30, 2002   December 31, 2001
                                                                                                  -------------   -----------------
                                                                                                   (Unaudited)         (Note 1)
Assets
Current assets:
      Cash and cash equivalents .............................................................        $  3,714         $  5,795
      Short-term investments ................................................................           2,042            4,054
      Prepaid expenses and other current assets .............................................             398              837
                                                                                                    ---------         ---------
Total current assets ........................................................................           6,154           10,686
Restricted cash .............................................................................             614              614
Property and equipment, net .................................................................           2,682            2,468
Long-term investments .......................................................................           2,000            6,727
Goodwill ....................................................................................             814              814
Intangible assets related to acquisition, net of accumulated amortization of
$820 and $658 as of June 30, 2002 and December 31, 2001, respectively .......................             546              708
Other assets ................................................................................             350              350
                                                                                                    ---------         ---------
Total assets ................................................................................        $ 13,160         $ 22,367
                                                                                                    =========         =========


Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable and accrued liabilities ..............................................        $  1,129         $  1,893
      Accrued compensation and related expenses .............................................             202              145
                                                                                                    ---------         ---------
Total current liabilities ...................................................................           1,331            2,038
Payable to Ventiv Integrated Solutions ......................................................           1,478               --
Other long-term liabilities .................................................................             508              485


Shareholders' equity:
      Common stock, no par value; 35,000,000 shares authorized: 17,304,976 and
        17,295,274 shares issued and outstanding at June 30, 2002 and
        December 31, 2001, respectively .....................................................          90,211           90,138
      Accumulated other comprehensive income ................................................              19               83
      Deficit accumulated during the development stage ......................................         (80,387)         (70,377)
                                                                                                    ---------         ---------
Total shareholders' equity ..................................................................           9,843           19,844
                                                                                                    ---------         ---------
Total liabilities and shareholders' equity ..................................................        $ 13,160         $ 22,367
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

                                           Cellegy Pharmaceuticals, Inc.
                                           (a development stage company)

                                  Condensed Consolidated Statements of Operations

                                                    (Unaudited)
                                   (Amounts in thousands, except per share data)


                                                                                                             Period from
                                                                                                            June 26, 1989
                                                                  Three Months Ended      Six Months Ended  (inception) to
                                                                       June 30,              June 30,          June 30,
                                                                    2002       2001       2002       2001       2002
                                                                  --------   --------   --------   --------   --------
Revenues:
      Licensing, milestone, and development funding ............  $   --     $   --     $   --     $   --     $  2,697
      Government grants ........................................      --         --         --         --          502
      Product sales ............................................       150         53        417         94      4,164
                                                                  --------   --------   --------   --------   --------
Total revenues .................................................       150         53        417         94      7,363
Costs and expenses:
      Cost of product sales ....................................        15          6         86         10      1,037
      Research and development .................................     3,551      3,523      6,513      6,534     57,727
      Selling, general and
       administrative ..........................................     2,337      1,028      4,213      2,348     24,774
      Acquired in-process technology ...........................      --         --         --         --        7,350
                                                                  --------   --------   --------   --------   --------
Total costs and expenses .......................................     5,903      4,557     10,812      8,892     90,888
                                                                  --------   --------   --------   --------   --------
Operating loss .................................................    (5,753)    (4,504)   (10,395)    (8,798)   (83,525)
      Interest income and other, net ...........................       129        348        385        865      4,587
                                                                  --------   --------   --------   --------   --------
Net loss .......................................................    (5,624)    (4,156)   (10,010)    (7,933)   (78,938)
Non-cash preferred dividends ...................................      --         --         --         --        1,449
                                                                  --------   --------   --------   --------   --------

Net loss applicable to common shareholders .....................  $ (5,624)  $ (4,156)  $(10,010)  $ (7,933)  $(80,387)
                                                                  ========   ========   ========   ========   ========

Basic and diluted net loss per common share ....................  $  (0.32)  $  (0.29)  $  (0.58)  $  (0.56)
                                                                  ========   ========   ========   ========
Weighted average common shares used in computing basic
      and diluted net loss per share ...........................    17,313     14,578     17,304     14,205
                                                                  ========   ========   ========   ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)
                             (Amounts in thousands)

                                                                                            Period from
                                                                                           June 26, 1989
                                                                Six Months Ended June 30,  (inception) to
                                                                ------------------------     June 30,
                                                                  2002           2001         2002
                                                                --------       --------     --------
Operating activities
Net loss .....................................................  $(10,010)      $ (7,933)    $(78,938)
Other operating activities ...................................       179            708       14,388
                                                                --------       --------     --------
Net cash used in operating activities ........................    (9,831)        (7,225)     (64,550)

Investing activities
Purchase of property and equipment ...........................      (467)           (20)      (4,571)
Purchases of investments .....................................      --          (10,686)     (87,890)
Sales and maturities of investments ..........................     6,739          9,500       83,826
Acquisition of Vaxis and Quay ................................      --             --           (511)
                                                                --------       --------     --------
Net cash provided by (used in) investing activities ..........     6,272         (1,206)      (9,146)


Financing activities
Proceeds from notes payable ..................................      --             --          8,047
Repayment of notes payable ...................................      --             (882)      (6,611)
Other long-term liabilities ..................................     1,478           --            864
Net proceeds from issuance of common stock ...................      --           15,365       63,432
Issuance of convertible preferred stock, net of issuance costs      --             --         11,758
Deferred financing costs .....................................      --             --            (80)
                                                                --------       --------     --------
Net cash provided by financing activities ....................     1,478         14,483       77,410
                                                                --------       --------     --------
Net (decrease) increase in cash and cash equivalents .........    (2,081)         6,052        3,714
Cash and cash equivalents, beginning of period ...............  $  5,795       $  8,838     $   --
                                                                --------       --------     --------
Cash and cash equivalents, end of period .....................  $  3,714       $ 14,890     $  3,714
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

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by Cellegy in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of all periods presented. The results of Cellegy's operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

     The balance sheet at December 31, 2001 has been derived from the audited financial consolidated statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     In fiscal year 2001, amortization expenses relating to the Quay acquisition have been reclassified from interest income, and other, net, to operating expenses. As a result, approximately $81,000 per quarter is now classified in selling, general and administrative operating expenses.

     For further information, refer to the financial statements and footnotes thereto included in Cellegy's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2.   - Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria for the recognition of intangible assets separately from goodwill.

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

     On January 1, 2002, following adoption of the new rules, goodwill of $814,000 will no longer be amortized but is subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations that met the new criteria for separate recognition of intangible assets will continue to be amortized over their useful lives. Total amortization expense for intangible assets will be $326,000 for 2002, $176,000 for 2003 and $69,000 each year, from 2004 through 2006.

     As noted above, in accordance with SFAS 141 and 142, we discontinued the amortization of goodwill on January 1, 2002 which resulted in a decrease in reported net loss of approximately $24,000 in the second quarter ended June 30, 2001, as compared with the accounting prior to the adoption of SFAS 141 and SFAS
142. We performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We will continue to monitor the carrying value of our goodwill through the annual impairment tests.

     A reconciliation of previously reported net loss and net loss per share to amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share amounts).

                                              Three months ended June 30,  Six months ended June 30,
                                                  2002          2001           2002          2001
Net loss applicable to common shareholders
  Reported net loss                            $  (5,624)    $  (4,156)    $  (10,010)    $  (7,933)
  Add back: Goodwill amortization                    ---            24            ---            48
                                               ---------     ---------     -----------    ---------
  Adjusted net loss                            $  (5,624)    $  (4,132)    $  (10,010)    $  (7,885)
                                               =========     =========     ===========    =========

Basic and diluted earnings per share
  Reported net loss                            $   (0.32)    $   (0.29)    $    (0.58)    $   (0.56)
  Add back:                                          ---           ---            ---           ---
                                               ---------     ---------     -----------    ---------
  Adjusted net loss                            $   (0.32)    $   (0.29)    $    (0.58)    $   (0.56)
                                               =========     =========     ===========    =========

Note 3.   -   Principles of Consolidation

     Our condensed consolidated financial statements include the accounts of Cellegy Australia Pty Ltd ("Cellegy Australia") from June 14, 2000, the date of acquisition, and Cellegy Canada, Inc. ("Cellegy Canada") from November 14, 2001, the date of acquisition.

Note 4.   -   Comprehensive Loss

     Accumulated other comprehensive income presented on the accompanying balance sheets consists of the accumulated net unrealized gain or loss on available-for-sale investments and foreign currency translation adjustments. Total comprehensive loss for the six months ended June 30, 2002 was $9,946,000 compared with $7,972,000 for the six months ended June 30, 2001. Total comprehensive loss for the three months ended June 30, 2002 and June 30, 2001 was $5,585,000 and $4,177,000, respectively.

Note 5.   -   Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Shares issuable under outstanding stock options and warrants have been excluded from the computations as their effect is antidilutive.

Note 6.   -   Segment Reporting

     The following table contains information regarding revenues and loss from operating each business segment for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                              Three months ended June 30,  Six months ended June 30,
                                                  2002          2001           2002          2001
Revenues:
            Pharmaceuticals                    $      95     $      53     $       131    $      94
            Cosmeceuticals                            55           ---             286          ---
                                               ---------     ---------     -----------    ---------
                                               $     150     $      53     $       417    $      94
                                               =========     =========     ===========    =========
Operating loss:
            Pharmaceuticals                    $  (5,787)    $  (4,184)    $   (10,576)   $  (8,426)
            Cosmeceuticals                            34          (320)            181         (372)
                                               ---------     ---------     -----------    ---------
                                               $  (5,753)    $  (4,504)    $   (10,395)   $  (8,798)
                                               =========     =========     ===========    =========

Substantially all of the company assets are related to the pharmaceutical segment.

Note 7.   -   Long Term Liabilities

     In August 2001, Cellegy announced an agreement with Ventiv Integrated Solutions ("VIS"), a division of Ventiv Health Inc., to commercialize Cellegy's lead product, Cellegesic, in the United States. Under the agreement, VIS may provide integrated marketing and sales services, including training and recruiting a dedicated sales force which Cellegy and VIS will jointly manage. If Cellegesic is ultimately approved by the FDA, VIS may loan Cellegy up to $10 million for the initial commercialization of Cellegesic under a funding arrangement covering the first 18-24 months of the agreement. Under the agreement, Cellegy's repayment obligation to VIS at June 30, 2002, recorded as a long-term liability, is approximately $1,480,000. If the agreement is terminated, we will be required to repay VIS one-half of the $1,480,000 or $740,000 within forty-five days of the termination date.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q includes forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors should be aware that these forward-looking statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of reviews by the FDA and other regulatory authorities; our need for further financing and ability to complete potential financings; and various uncertainties arising from the withdrawal of our New Drug Application relating to Cellegesic. There can be no assurance that Cellegy's products will be approved for marketing by regulatory authorities or will be successfully marketed following approval. You are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise statements made herein.

     Cellegy Pharmaceuticals, Inc., a specialty biopharmaceutical company incorporated in California in 1989, is engaged in the development of prescription drugs in the areas of gastroenterology, sexual dysfunction in men and women and women's health care. We are developing several prescription drug candidates, including Cellegesic(TM) (nitroglycerin ointment), for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel product candidates, Tostrex(TM), for the treatment of male hypogonadism, a condition that afflicts men, generally above the age of forty, and Tostrelle(TM), for the treatment of sexual dysfunction in menopausal women. Other pipeline products include nitric oxide donors for the treatment of sexual dysfunction in females, Raynaud's Disease, Restless Leg Syndrome, and prostate cancer.

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

     In June 2001, Cellegy completed a private placement of 2.7 million shares of our common stock, resulting in $15.4 million of gross proceeds to Cellegy. Participants in the financing included current investors affiliated with the Baker/Tisch Investments and GMT Capital Corporation, as well as several new institutional investors.

     In November 2001, we acquired a private Canadian based company, Vaxis Therapeutics, valued at $4.1 million. The purchase was payable primarily in shares of Cellegy common stock. The purchase price was allocated to net tangible assets of $250,000, intangible assets of $350,000 and $3,507,000 of acquired in-process research and development. The intangibles of $350,000 are being amortized over five years and the acquired in-process research and development was expensed in the fourth quarter of 2001. The acquired in-process research and development was in an early stage of development such that, as of the acquisition date, technological feasibility had not been reached and no alternative use existed. The assumptions used in determining the purchase price allocation were based on an appropriate discount rate applied to expected cash flows.

     In April 2002, Cellegy announced the withdrawal of its Cellegesic New Drug Application ("NDA"). Cellegy and Ventiv Integrated Solutions ("VIS") have discontinued marketing spending and deferred marketing programs under their agreement, see note 7 to the financial statements above, at least until Cellegy receives feedback and recommendations from the FDA on its latest data submission, clarifies the regulatory status of Cellegesic and determines its future strategies for the product. If Cellegesic's approvability is delayed beyond a certain date and if the agreement is then terminated, Cellegy is obligated to repay VIS one-half of the amount previously borrowed under the agreement and one-half of the accumulated interest on the loan calculated using a ten percent interest rate. As of June 30, 2002, Cellegy had borrowed approximately $1,480,000 million under the agreement of which one-half or approximately $740,000 would be repaid within forty-five days of the termination date to VIS if the agreement is terminated.

     In June 2002, Cellegy filed an NDA for Tostrex for the treatment of male hypogonadism. The filing was subsequently accepted for review by the FDA in August, 2002.

Critical Accounting Policies

     We believe there have been no significant changes in our critical accounting policies during the quarter ended June 30, 2002 when compared with what was previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

     Revenues. Cellegy had revenues of $417,000 and $94,000 for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, revenues consisted of $286,000 in cosmeceutical product sales, primarily sales to Gryphon, the product development division of a major specialty retailer, and $131,000 in Rectogesic sales. For the first six months of last year, revenues consisted entirely of $94,000 in Rectogesic sales.

     Cellegy had revenues of $150,000 and $53,000 for the three months ended June 30, 2002 and 2001, respectively. During the three months ended June 30, 2002, revenues consisted of $95,000 in Rectogesic sales and $55,000 in cosmeceutical product sales. For the same period last year, all revenue consisted of Rectogesic sales in Australia. Ordering patterns from Gryphon are expected to continue to fluctuate in future quarters. As of the filing date of this quarterly report, we have not received an order from Gryphon for the third quarter of 2002.

     Research and Development Expenses. Research and development expenses were $6,513,000 for the six months ended June 30, 2002, compared with $6,534,000 for the same period last year. For the six months of 2002, compared with 2001, Cellegy incurred higher regulatory costs, including an FDA user fee associated with the Tostrex NDA filing, and additional operating expenses incurred in Cellegy Canada offset by a decrease in clinical activities due to the completion of the Tostrex and Cellegesic Phase III clinical trials which were on-going during the first six months in 2001.

     During the three months ended June 30, 2002 and 2001, research and development expenses were $3,551,000 and $3,523,000, respectively. Higher expenses for the three months ended June 30, 2002, compared with 2001 consisted of increases in internal and external regulatory expenses and operating activities in Cellegy Canada offset by a decrease in clinical expenses resulting from the completion of the Tostrex and Cellegesic Phase III clinical trials. If the FDA requires a further clinical trial as a condition for marketing approval of Cellegesic, expenses will likely increase during the fourth quarter of 2002 and the first half of 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4,213,000 for the six months ended June 30, 2002, compared with $2,348,000 for the same period last year. For the three months ended June 30, 2002 and 2001, these expenses were $2,337,000 and $1,028,000, respectively. The significant increases for both periods were primarily due to pre-launch marketing expenses for Cellegesic. Marketing expenses decreased significantly at the end of April 2002 when the Cellegesic NDA was withdrawn. Cellegy will continue to minimize marketing expenses while it determines its future commercialization strategies for Cellegesic.

     Interest Income, and Other, Net. Cellegy earned $384,000 in interest income, and other, net for the six months ended June 30, 2002, compared with $865,000 for the same period last year. For the three months ended June 30, 2002 and 2001, interest income, and other, net, was $129,000 and $348,000, respectively. The decrease during both periods of 2002 was due primarily to lower rental income associated with the expiration of the sublease of a portion of Cellegy's corporate offices, as well as, lower average investment balances and lower interest rates on invested cash. We expect interest income to decrease in the second half of 2002 due to lower investment balances and lower interest rates.

     Net Loss. Net loss applicable to common shareholders was $10,010,000 or $0.58 per share based on 17,304,000 weighted average shares outstanding for the six months ended June 30, 2002, compared with a net loss applicable to common shareholders of $7,933,000 or $0.56 per share based on 14,205,000 weighted average shares outstanding for the same period in 2001. For the three months ended June 30, 2002, the net loss applicable to common shareholders was $5,624,000 or $0.32 per share based on 17,313,000 weighted average shares outstanding, compared with $4,156,000 or $0.29 per share based on 14,578,000 weighted average shares outstanding for the three months ended June 30, 2001.

Liquidity and Capital Resources

     Cellegy has experienced net losses and negative cash flow from operations each year since its inception. Through June 30, 2002, we have incurred an accumulated deficit of $80.4 million and have consumed cash from operations of $64.6 million. Our equity financings included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a secondary public offering of common stock in November 1997, $10.0 million in net proceeds from a private placement of common stock in July 1999, $11.6 million in net proceeds from a private placement in October 2000 and $15.4 million in gross proceeds from a private placement of common stock in June 2001. Our cash, cash equivalents and investments were $8.4 million at June 30, 2002, compared with $17.2 million at December 31, 2001, both periods included restricted cash of $614,000. The decrease in cash, cash equivalents and investments was principally due to cash used to support operations.

     Since inception, Cellegy has incurred significant losses and expects to incur substantial additional development costs. Our operations have and will continue to use significant amounts of cash. We have no current source of ongoing revenues or capital beyond existing cash and investments, current Rectogesic product sales in Australia and C79 sales to Gryphon. Our future expenditures and capital requirements depend on numerous factors including, without limitation, the outcome of future meetings with or correspondences from the FDA regarding Cellegesic, the future commercialization activities relating to Cellegesic and Tostrex, our decisions regarding future strategies for both products, the progress and focus of our research and development programs, the results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of prosecuting, defending and enforcing any patent claims and other intellectual property rights, potential termination or restructuring of our marketing agreement with Ventiv, our ability to establish corporate partnership and availability of other financing.

     As a result of the above, we will require additional funds to finance operations and will seek private or public equity investments, corporate partnerships and other collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for us to finance our operations on acceptable terms, if at all, and future equity funding is likely to involve material dilution to our shareholders. On August 6, 2002. Cellegy announced that it had initiated several cost reduction programs, including the elimination or deferral of non-core research programs, a salary reduction for executives and certain other employees, and a reduction in force of nine employees, representing approximately 25% of our employees. These programs are expected to reduce monthly cash outflow (burn rate) by about 40% from the burn rate during second quarter of 2002, to an August 2002 burn rate of about $900,000 per month. Cellegy will take a one-time charge of about $175,000 in the third quarter of 2002 for severance and other payments related to the reduction in force. Insufficient funding may require us to further delay, reduce or eliminate additional research and development activities, planned clinical trials, administrative programs and personnel, with a resulting material adverse effect on our business. We believe that available cash resources and the interest thereon will be adequate to satisfy our capital needs through at least December 31, 2002. If Cellegy's cash position is not increased during the remainder of 2002, we may be subject to a going concern opinion from our auditors.

Factors That May Affect Future Operating Results


     This Quarterly Report on Form 10-Q includes forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors should be aware that these forward-looking statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of planned regulatory filings and review by the FDA and other regulatory authorities; anticipated expenditures; our need for further financing, and our ability to complete such financings; the scope of our patent coverage; and various uncertainties arising from the withdrawal of our NDA relating to Cellegesic. There can be no assurance that we will re-submit an NDA for Cellegesic or that Cellegesic and Cellegy's other product candidates will be approved for marketing by regulatory authorities or will be successfully marketed following approval. You are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise statements made herein. The factors discussed in Cellegy's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating our business and prospects.


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

         None

Item 3.           Defaults Upon Senior Securities

         None

Item 4.           Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders, held on June 5, 2002, five matters were submitted to vote of the shareholders: (i) the election of directors; (ii) certain amendments to the Company's Amended and Restated Articles of Incorporation increasing the authorized number of shares of common stock by 10,000,000 shares from 25,000,000 to 35,000,000; (iii) certain amendments to the Company's 1995 Directors' Stock Option Plan (the "Directors' Plan") to increase by 100,000 shares to 350,000, the number of shares of common stock available for issuance pursuant to the Directors' Plan; (iv) certain amendments to the Company's 1995 Equity Incentive Plan (the "Plan") to increase by 1,400,000 shares to 4,850,000, the number of shares of common stock  available  for issuance  pursuant to the Plan;
(v) the ratification of Ernst & Young as the Company's independent auditors for the 2002 fiscal year.

        (i) With respect to the election of directors, the following nominees (constituting all of the Company's nominees for election) were elected by the votes indicated:

               Nominee                              For                Withheld
               -------                              ---                --------

               Felix J. Baker, Ph.D.            13,854,214             352,327
               Julian C. Baker                  13,269,803             936,738
               Jack L. Bowman                   13,856,884             349,657
               K. Michael Forrest               13,499,408             707,133
               Tobi B. Klar, M.D.               13,863,484             343,057
               Ronald J. Saldarini, Ph.D.       13,851,984             354,557
               Alan A. Steigrod                 13,860,484             346,057
               Carl R. Thornfeldt, M.D.         13,863,084             343,457
               Larry J. Wells                   13,851,984             354,557


        (ii) With respect to the amendment of the Company's Amended and Restated Articles of Incorporation, 13,879,605 shares voted in favor, 259,907 shares voted against, and 67,029 shares were withheld or not voted.

       (iii) With respect to the Company's 1995 Directors' Stock Option Plan, 8,225,980 shares voted in favor, 881,767 shares voted against, 26,515 shares were withheld and 5,072,279 shares were not voted.

        (iv) With respect to the Company's 1995 Equity Incentive Plan, 7,860,660 shares voted in favor, 1,248,287 shares voted against, 25,315 shares were withheld and 5,072,279 shares were not voted.

         (v) With respect to the ratification of Ernst & Young as the Company's independent auditors for the 2002 fiscal year, 14,146,316 shares voted in favor, 44,210 shares voted against and 16,015 shares were withheld.

Item 5.           Other Information

         None

Item 6.        Exhibits and Reports on Form 8-K

         (a)   Exhibits

         Exhibit Number              Description

         3.1 Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company

        10.7   1995 Equity Incentive Plan

        10.8   1995 Directors' Stock Option Plan

         (b)   Reports on Form 8-K

         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CELLEGY PHARMACEUTICALS, INC.


Date: August 13, 2002                      /s/ K. Michael Forrest
                                           -------------------------------------
                                           K. Michael Forrest
                                           Chairman, President and Chief
                                           Executive Officer


Date:  August 13, 2002                     /s/ A. Richard Juelis
                                           -------------------------------------
                                           A. Richard Juelis
                                           Vice President, Finance and Chief
                                           Financial Officer