Form 10-Q
period 2002-09-30
CELLEGY PHARMACEUTICALS INC
filed 2002-11-15
CIK 887247

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the registrant's common stock at November 8, 2002 was 19,504,976.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q


                                                                                                         Page
                                                                                                         ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 ..........  3

         Condensed  Consolidated  Statements of Operations for the three months and nine months ended  September 30, 2002 and 2001,  and the period from June 26, 1989  (inception) to
         September 30, 2002 ............................................................................  4

         Condensed  Consolidated  Statements of Cash Flows for the nine months ended  September
         30, 2002 and 2001, and the period from June 26, 1989 (inception) to September 30, 2002 ........  5

         Notes to Condensed Consolidated Financial Statements ..........................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .........  8

Item 3.  Quantitative and Qualitative Disclosure of Market Risk ........................................ 11

Item 4.  Controls and Procedures ....................................................................... 12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................................. 12

Item 2.  Changes in Securities and Use of Proceeds ..................................................... 12

Item 3.  Defaults Upon Senior Securities ............................................................... 12

Item 4.  Submission of Matters to a Vote of Security Holders ........................................... 12

Item 5.  Other Information ............................................................................. 12

Item 6.  Exhibits and Reports on Form 8-K .............................................................. 12

Signatures ............................................................................................. 13

Certifications ......................................................................................... 14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets
                    (Amounts in thousands, except share data)


                                                                                                       September 30,    December 31,
                                                                                                           2002              2001
                                                                                                         --------          --------
                                                                                                        (Unaudited)        (Note 1)
Assets
Current assets:
     Cash and cash equivalents .................................................................         $  3,207          $  5,795
     Short-term investments ....................................................................            2,015             4,054
     Prepaid expenses and other current assets .................................................              693               837
                                                                                                         --------          --------
Total current assets ...........................................................................            5,915            10,686
Restricted cash ................................................................................              227               614
Property and equipment, net ....................................................................            2,478             2,468
Long-term investments ..........................................................................             --               6,727
Goodwill .......................................................................................              814               814
Intangible assets related to acquisition, net of accumulated amortization of $902
and $658 as of September 30, 2002 and December 31, 2001, respectively ..........................              464               708
Other assets ...................................................................................              350               350
                                                                                                         --------          --------
Total assets ...................................................................................         $ 10,248          $ 22,367
                                                                                                         ========          ========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ..................................................         $  1,073          $  1,893
     Accrued compensation and related expenses .................................................              119               145
     Payable to Ventiv Integrated Solutions ....................................................              330              --
                                                                                                         --------          --------
Total current liabilities ......................................................................            1,522             2,038
Other long-term liabilities ....................................................................              516               485

Shareholders' equity:
     Common stock, no par value; 35,000,000 shares authorized: 17,304,976 and
         17,295,274 shares issued and outstanding at September 30, 2002 and
         December 31, 2001, respectively .......................................................           90,220            90,138
     Accumulated other comprehensive income ....................................................             --                  83
     Deficit accumulated during the development stage ..........................................          (82,010)          (70,377)
                                                                                                         --------          --------
Total shareholders' equity .....................................................................            8,210            19,844
                                                                                                         --------          --------
Total liabilities and shareholders' equity .....................................................         $ 10,248          $ 22,367
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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                                                                        Period from
                                                                                                                       June 26, 1989
                                                               Three Months Ended             Nine Months Ended       (inception) to
                                                                 September 30,                  September 30,          September 30,
                                                            2002            2001            2002            2001            2002
                                                          --------        --------        --------        --------        --------
Revenues:
     Licensing, milestone, and
         development funding .......................      $   --          $   --          $   --          $   --          $  2,697
     Government grants .............................            27            --                27            --               529
     Product sales .................................           118             265             535             359           4,282
                                                          --------        --------        --------        --------        --------
Total revenues .....................................           145             265             562             359           7,508
Costs and expenses:
     Cost of product sales .........................            11              63              98              73           1,048
     Sales and marketing ...........................          (826)           --             1,408            --             1,408
     General and administrative ....................           817           1,017           2,795           3,301          23,357
     Research and development ......................         1,899           3,455           8,412           9,989          59,626
     Acquired in-process technology ................          --              --              --              --             7,350
                                                          --------        --------        --------        --------        --------
Total costs and expenses ...........................         1,901           4,535          12,713          13,363          92,789
                                                          --------        --------        --------        --------        --------
Operating loss .....................................        (1,756)         (4,270)        (12,151)        (13,004)        (85,281)
     Interest income and other, net ................           133             399             518           1,200           4,720
                                                          --------        --------        --------        --------        --------
Net loss ...........................................        (1,623)         (3,871)        (11,633)        (11,804)        (80,561)
Non-cash preferred dividends .......................          --              --              --              --             1,449
                                                          --------        --------        --------        --------        --------
Net loss applicable to common shareholder ..........      $ (1,623)       $ (3,871)       $(11,633)       $(11,804)       $(82,010)
Basic and diluted net loss per common
     share .........................................      $  (0.09)       $  (0.23)       $  (0.67)       $  (0.79)
Weighted average common shares used in
     computing basic and diluted net loss
     per share .....................................        17,305          16,638          17,304          15,036
                                                          ========        ========        ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)
                             (Amounts in thousands)

                                                                                                                        Period from
                                                                                            Nine Months Ended          June 26, 1989
                                                                                              September 30,           (inception) to
                                                                                       --------------------------      September 30,
                                                                                         2002              2001             2002
                                                                                       --------          --------         --------
Operating activities
 Net loss .....................................................................        $(11,633)         $(11,804)        $(80,561)
 Other operating activities ...................................................             505             1,327           14,714
                                                                                       --------          --------         --------
 Net cash used in operating activities ........................................         (11,128)          (10,477)         (65,847)

Investing activities
 Purchase of property and equipment ...........................................            (571)              (76)          (4,675)
 Purchases of investments .....................................................             402           (16,896)         (87,488)
 Sales and maturities of investments ..........................................           8,684            10,584           85,771
 Acquisition of Vaxis and Quay ................................................            --                --               (511)
                                                                                       --------          --------         --------
 Net cash provided by (used in) investing activities ..........................           8,515            (6,388)          (6,903)

Financing activities
 Proceeds from notes payable ..................................................            --                --              8,047
 Repayment of notes payable ...................................................            --                (882)          (6,611)
 Other long-term liabilities ..................................................            --                --               (614)
 Net proceeds from issuance of common stock ...................................              25            15,388           63,457
 Issuance of convertible preferred stock, net of issuance costs ...............            --                --             11,758
 Deferred financing costs .....................................................            --                --                (80)
                                                                                       --------          --------         --------
 Net cash provided by financing activities ....................................              25            14,506           75,957
                                                                                       --------          --------         --------
 Net (decrease) increase in cash and cash equivalents .........................          (2,588)           (2,359)           3,207
 Cash and cash equivalents, beginning of period ...............................        $  5,795          $  8,838         $   --
                                                                                       --------          --------         --------
 Cash and cash equivalents, end of period .....................................        $  3,207          $  6,479         $  3,207
                                                                                       ========          ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)
                                   (unaudited)

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

In fiscal year 2001, amortization expenses relating to the Quay acquisition have been reclassified from interest income, and other, net, to operating expenses. As a result, approximately $88,000 per quarter is now classified in selling, general and administrative operating expenses.

For further information, refer to the financial statements and footnotes thereto included in Cellegy's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. - Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria for the recognition of intangible assets separately from goodwill.

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

         As noted above, in accordance with SFAS 141 and 142, we discontinued the amortization of goodwill on January 1, 2002 which resulted in a decrease in reported net loss of approximately $24,000 and $73,000 for the three and nine month periods ended September 30, 2001, as compared with the accounting prior to the adoption of SFAS 141 and SFAS 142. We performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We will continue to monitor the carrying value of our goodwill through the annual impairment tests.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. We have not yet determined the impact, if any, that the adoption of SFAS 146 will have on our financial position or results of operations.

A reconciliation of previously reported net loss and net loss per share to amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share amounts).

                                                                         Three months ended                  Nine months ended
                                                                            September 30,                      September 30,
                                                                     --------------------------         ---------------------------
                                                                        2002             2001              2002              2001
                                                                     ---------         --------         ----------         --------
Net loss applicable to common shareholders
   Reported net loss                                                 $  (1,623)        $ (3,871)        $  (11,633)        $(11,804)
   Add back: Goodwill amortization                                        --                 24               --                 73
                                                                     ---------         --------         ----------         --------
   Adjusted net loss                                                 $  (1,623)        $ (3,847)        $  (11,633)        $(11,731)
                                                                     =========         ========         ==========         ========

Basic and diluted earnings per share
   Reported net loss                                                 $   (0.09)        $  (0.23)        $    (0.67)        $  (0.78)
   Add back: Goodwill amortization                                        --               --                 --               --
                                                                     ---------         --------         ----------         --------
   Adjusted net loss                                                 $   (0.09)        $  (0.23)        $    (0.67)        $  (0.78)
                                                                     =========         ========         ==========         ========

Note 3. - Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Cellegy Australia Pty Ltd ("Cellegy Australia") from June 14, 2000, the date of acquisition, and Cellegy Canada, Inc. ("Cellegy Canada") from November 14, 2001, the date of acquisition.

Note 4. - Comprehensive Loss

Accumulated other comprehensive income presented on the accompanying balance sheets consists of the accumulated net unrealized gain or loss on available-for-sale investments and foreign currency translation adjustments. Total comprehensive loss for the nine months ended September 30, 2002 was $11,551,000 compared with $11,700,000 for the nine months ended September 30, 2001. Total comprehensive loss for the three months ended September 30, 2002 and 2001 was $1,604,000 and $3,728,000, respectively.

Note 5. - Net Loss Per Share

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Shares issuable under outstanding stock options and warrants have been excluded from the computations as their effect is antidilutive.

Note 6. - Segment Reporting

         The following table contains information regarding revenues and loss from operating each business segment for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                                               Three months ended                          Nine months ended
                                                                  September 30,                              September 30,
                                                         ------------------------------              ------------------------------
                                                           2002                  2001                  2002                  2001
                                                         --------              --------              --------              --------
Revenues:
Pharmaceuticals                                          $    102              $     63              $    233              $    157
Cosmeceuticals                                                 43                   202                   329                   202
                                                         --------              --------              --------              --------
                                                         $    145              $    265              $    562              $    359
                                                         ========              ========              ========              ========
Operating loss:
Pharmaceuticals                                          $ (1,779)             $ (3,892)             $(12,355)             $(12,254)
Cosmeceuticals                                                 23                  (378)                  204                  (750)
                                                         --------              --------              --------              --------
                                                         $ (1,756)             $ (4,270)             $(12,151)             $(13,004)
                                                         ========              ========              ========              ========

Substantially all of the company's assets are related to the pharmaceutical segment.

Note 7. - Payable to Ventiv Integrated Solutions

         In August 2001, Cellegy announced an agreement with Ventiv Integrated Solutions ("VIS"), a division of Ventiv Health Inc., to commercialize Cellegy's lead product, Cellegesic(TM) ointment, in the United States. Under the agreement, VIS provided certain integrated marketing and sales services, and both Cellegy and VIS incurred expenses under the agreement through April 2002 when Cellegy withdrew its Cellegesic NDA. Both parties agreed to discontinue further marketing activities. The agreement was subsequently terminated effective September 30, 2002 and we recorded a one-time, non-cash credit of $1,176,000 in operating expenses relating to the termination. Under the agreement, Cellegy's repayment obligation to VIS at September 30, 2002, recorded as a current liability, was approximately $330,000. This amount was paid to VIS in October 2002. This payment was lower than previously estimated and constitutes the complete obligation for both parties under the termination provision of the agreement.

Note 8. - Subsequent Events

         In November 2002, Cellegy completed a private placement of 2.2 million shares of our common stock to a single investor, John M. Gregory at a price of $2.50 per share, resulting in $5.5 million of gross proceeds to Cellegy. We have agreed to file a registration statement to facilitate possible resale of the shares from time to time, subject to various restrictions and limitations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q includes forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors should be aware that these forward-looking statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of reviews by the FDA and other regulatory authorities; our need for further financing and ability to complete potential financings; and various uncertainties arising from the FDA's review of our Phase III trial protocol for Cellegesic. There can be no assurance that Cellegy's products will be approved for marketing by regulatory authorities or will be successfully marketed following approval. You are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise statements made herein.

         Cellegy Pharmaceuticals, Inc., a specialty pharmaceutical company incorporated in California in 1989, is engaged in the development of prescription drugs in the areas of gastroenterology, sexual dysfunction in men and women and women's health care. We are developing several prescription drug candidates, including Cellegesic for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel product candidates, Tostrex(TM) gel, for the treatment of male hypogonadism, a condition that afflicts men generally above the age of forty, and Tostrelle(TM) gel, for the treatment of sexual dysfunction in menopausal women. Other pipeline products include nitric oxide donors for the treatment of sexual dysfunction in females, Raynaud's Disease, Restless Leg Syndrome, and prostate cancer.

General

         In September 1998, we began initial shipments and product sales of C79 Intensive Moisturizing formulation to Gryphon Development Inc., the product development arm of a major specialty retailer. C79 is an ingredient in a line of healing hand creams sold at most of the specialty retailer's stores in the United States.

         In June 2000, we acquired all assets of Quay Pharmaceuticals Pty Ltd, an Australian pharmaceutical company producing Rectogesic(TM) ointment, a drug similar to Cellegesic. The acquired assets consisted of Quay's inventory, other tangible assets, and purchased technology. The aggregate value of the purchase price of $1,835,000 included 169,224 shares of our common stock paid to Quay with an estimated value of $977,000, warrants to purchase 171,146 shares of common stock with an estimated value of $489,000, and cash payments of $369,000. The purchase price was allocated to net tangible assets of $97,000, purchased technology of $770,000, and goodwill of $968,000 based on their estimated fair values on the acquisition date. Purchased technology is being amortized over three years. The operations in Australia are conducted by a wholly owned subsidiary, Cellegy Australia Pty Ltd.

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

         In April 2002, Cellegy announced the withdrawal of its Cellegesic New Drug Application ("NDA"). Cellegy and Ventiv Integrated Solutions ("VIS") subsequently discontinued marketing spending and deferred marketing programs under their agreement. (see note 7 to the financial statements above) The agreement was terminated effective September 30, 2002 and we recorded a one-time, non-cash credit of $1,176,000 in operating expenses relating to the termination. Under the agreement, Cellegy's repayment obligation to VIS at September 30, 2002, recorded as a current liability, was approximately $330,000. This amount was paid to VIS in October 2002. This payment was lower than previously estimated and constitutes the complete obligation for both parties under the termination provision of the agreement.

         In November 2002, Cellegy completed a private placement of 2.2 million shares of our common stock to a single investor, John M. Gregory at a price of $2.50 per share, resulting in $5.5 million of gross proceeds to Cellegy. We have agreed to file a registration statement to facilitate possible resale of the shares from time to time, subject to various restrictions and limitations.

Critical Accounting Policies

         We believe there have been no significant changes in our critical accounting policies during the quarter ended September 30, 2002 when compared with our previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

         Revenues. Cellegy had revenues of $562,000 and $359,000 for the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002, revenues consisted of $205,000 in Rectogesic(TM) ointment sales in Australia (a 30% increase over the same period last year), $225,000 in cosmeceutical product sales to Gryphon, the product development division of a major specialty retailer, $105,000 in other cosmeceutical sales and $27,000 in grant revenue in Cellegy Canada. For the first nine months of last year, revenues consisted of $157,000 in Rectogesic sales and $202,000 in Gryphon sales.

         Cellegy had revenues of $145,000 and $265,000 for the three months ended September 30, 2002 and 2001, respectively. During the three months ended September 30, 2002, revenues consisted of $75,000 in Rectogesic sales (a 20% increase over last year's third quarter), $43,000 in other cosmeceutical product sales and $27,000 in grants received by Cellegy Canada. For the same period last year, revenues consisted of $63,000 in Rectogesic sales in Australia and $202,000 in product sales to Gryphon. Cellegy has recently received orders for product totaling about $800,000 from Gryphon, which are expected to result in revenue during the fourth quarter of 2002.

         Research and Development Expenses. Research and development expenses were $8,412,000 for the nine months ended September 30, 2002, compared with $9,989,000 for the same period of 2001. For the nine months of 2002, compared with 2001, Cellegy incurred lower clinical costs due to completion of the Tostrex(TM) gel and Cellegesic(TM) ointment Phase III clinical trials. Other research and development expenses decreased as a result of an overall cutback in Cellegy's domestic research programs beginning in August 2002. There were no research expenses incurred at Cellegy Canada for the three and nine month periods of 2001 since this operation was not acquired until December 2001. During the first part of 2003, clinical spending is likely to increase due to the planned start up of an additional Phase III Cellegesic clinical trial.

         During the three months ended September 30, 2002 and 2001, research and development expenses were $1,899,000 and $3,455,000, respectively. Lower expenses for the three months ended September 30, 2002, compared with 2001, consisted of decreases in clinical expenses resulting from the completion of the Tostrex and Cellegesic Phase III clinical trials, an employee salary reduction program, a reduction in domestic research personnel and decreased facility expenses due to the sublease of a portion of our domestic laboratories. In addition, non-cash compensation expense decreased to $9,000 in 2002, compared with $154,000 in the third quarter of 2001. Overall domestic research expense reductions during the third quarter in 2002 were partly offset by operating expenses in Cellegy Canada and non-cash amortization expenses related to the Cellegy Canada acquisition.

         General and Administrative Expenses. General and administrative expenses were $2,795,000 for the nine months ended September 30, 2002, compared with $3,301,000 for the same period last year. For the three months ended September 30, 2002 and 2001, these expenses were $817,000 and $1,017,000, respectively. General and administrative expense reductions during the three month period ended September 30, 2002 are due to selected cutbacks in salary and workforce, travel, facility and office expenses. The decrease during the nine month period was primarily due to reductions in non-cash compensation and amortization expenses in 2002. Cellegy will continue to minimize general and administrative expenses for, at least, the next two quarters.

         Sales and Marketing Expenses. Sales and marketing expenses declined for the three month period due to a significant one-time, non-cash credit of $1,176,000 resulting from the termination of the Ventiv agreement. Sales and marketing expenses are expected to remain at minimal levels until we determine our future commercialization strategy for our product pipeline.

         Interest Income, and Other, Net. Cellegy earned for the nine months ended September 30, 2002 and 2001, interest income, and other, net of $518,000 and $1,200,000, respectively. For the three months ended September 30, 2002, we earned $133,000 in interest income, and other, net compared with $399,000 for the same period in 2001. The decreases during both periods of 2002 were due primarily to lower rental income associated with the expiration of an earlier sublease of a portion of Cellegy's corporate offices, as well as lower average investment balances and lower interest rates on invested cash. We expect interest income and other net to increase in the last quarter of 2002 due to higher investment balances resulting from the recently completed private placement and rental income from a new facility sublease.

         In August of 2002, Cellegy entered into a long-term sublease of approximately 75% of our currently leased corporate offices and laboratories in South San Francisco, California. The sublease payments to Cellegy are approximately $100,000 per month, at a rate above our current lease cost. Under certain circumstances, Cellegy can require the tenant to sublease additional space at a pre-negotiated rate above our cost.

         Net Loss. Net loss applicable to common shareholders was $11,633,000 or $0.67 per share based on 17,304,000 weighted average shares outstanding for the nine months ended September 30, 2002, compared with a net loss applicable to common shareholders of $11,804,000 or $0.79 per share based on 15,036,000 weighted average shares outstanding for the same period in 2001. For the three months ended September 30, 2002, the net loss applicable to common shareholders was $1,623,000 or $0.09 per share based on 17,305,000 weighted average shares outstanding, compared with $3,871,000 or $0.23 per share based on 16,638,000 weighted average shares outstanding for the three months ended September 30, 2001. The net loss for the three and nine month periods for 2002 was favorably impacted by a one-time credit to expenses related to the termination of the sales and marketing agreement for Cellegesic ointment between Cellegy and Ventiv.


Liquidity and Capital Resources

         Cellegy has experienced net losses and negative cash flow from operations each year since its inception. Through September 30, 2002, we have incurred an accumulated deficit of $82.0 million and have consumed cash from operations of $65.8 million. Our equity financings included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a secondary public offering of common stock in November 1997, $10.0 million in net proceeds from a private placement of common stock in July 1999, $11.6 million in net proceeds from a private placement in October 2000, $15.4 million in gross proceeds from a private placement of common stock in June 2001 and $5.5 million in gross proceeds from a private placement of common stock to a single investor in November 2002. Our cash, cash equivalents and investments were $5.5 million at September 30, 2002, compared with $17.2 million at December 31, 2001. Both periods included restricted cash of $227,500 and $614,000, respectively. The decrease in cash, cash equivalents and investments was principally due to cash used to support operations. Adjusted for the recent $5.5 million private placement, current cash, cash equivalents and investments are approximately $10.0 million as of the date of this Report on Form 10-Q.

         Since inception, Cellegy has incurred significant losses and expects to incur substantial additional development costs. Our operations have and will continue to use significant amounts of cash. We have no current source of ongoing revenues or capital beyond existing cash and investments, current Rectogesic product sales in Australia and C79 sales to Gryphon. Our future expenditures and capital requirements depend on numerous factors including, without limitation, the outcome of the FDA's review of our Phase III trial protocol for Cellegesic, the outcome of the FDA's review of our pending Tostrex NDA, the future commercialization activities relating to Cellegesic and Tostrex, the progress and focus of our research and development programs, the results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of prosecuting, defending and enforcing any patent claims and other intellectual property rights, our ability to establish corporate partnership and availability of other financing.

         As a result of the above, we will require additional funds to finance operations and will seek private or public equity investments, corporate partnerships and other collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for us to finance our operations on acceptable terms, if at all, and future equity funding is likely to involve material dilution to our shareholders. Insufficient funding could require us to delay or eliminate research and development activities, planned clinical trials, administrative programs and personnel, outside services and cause us to sublease more of our facilities. During the third quarter of 2002, Cellegy announced that it had initiated several cost reduction programs, including the elimination or deferral of non-core research programs, a salary reduction for executives and certain other employees, and a reduction in force of nine employees, representing approximately 25% of our employees. These programs reduced monthly cash outflow (burn rate) by about 40% from the burn rate during second quarter of 2002 with the current burn rate at approximately $800,000 per month. Cellegy incurred a one-time expense charge of approximately $175,000 in the third quarter of 2002 for severance and other payments related to the reduction in force. We believe that available cash resources after completion of the recent $5.5 million private placement and the interest thereon will be adequate to satisfy our capital needs through June 30, 2003. If we do not obtain additional funding, then our auditors may include a going concern qualification as part of future consent or report. In addition, as the result of changes to the listing and maintenance standards for the Nasdaq guidelines, including those relating to minimum shareholders' equity requirements, we may receive a communication from Nasdaq initiating de-listing procedures. Under those procedures, if we receive such a communication we intend to submit a plan to Nasdaq in order to satisfy their listing requirements. However, there can be no assurance that Nasdaq would grant our request for continued listing.

Factors That May Affect Future Operating Results

         This Quarterly Report on Form 10-Q includes forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors should be aware that these forward-looking statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of planned regulatory filings and review by the FDA and other regulatory authorities; the timing and magnitude of our spending and cash flow; our need for further financing, and our ability to complete such financings; the scope of our patent coverage; and various uncertainties arising from the FDA's approval of our Phase III clinical trial protocol for Cellegesic and our pending NDA relating to our Tostrex product. There can be no assurance that Cellegesic and Cellegy's other product candidates will be approved for marketing by regulatory authorities or will be successfully marketed following approval. You are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise statements made herein. The factors discussed in Cellegy's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001, in particular under the caption "Factors That May Affect Future Operating Results," should be carefully considered when evaluating our business and prospects.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale and 60% of our securities will mature by the end of 2002. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio will not be significant. There have been no significant changes to our quantitative and qualitative disclosures from our Form 10-K.

Item 4.  Controls and Procedures

         (a)      Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

         (b)      Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.


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


                                        CELLEGY PHARMACEUTICALS, INC.


Date: November 15, 2002                 /s/ K. Michael Forrest
                                        ----------------------------------------
                                        K. Michael Forrest
                                        Chairman, President and Chief
                                        Executive Officer


Date:  November 15, 2002                /s/ A. Richard Juelis
                                        ----------------------------------------
                                        A. Richard Juelis
                                        Vice President, Finance and Chief
                                        Financial Officer

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

         I, K. Michael Forrest, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Cellegy
Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 15, 2002                    By:  /s/ K. Michael Forrest
                                                 -------------------------------
                                                 Chairman, President and Chief
                                                 Executive Officer

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

         I, A. Richard Juelis, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Cellegy
Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 15, 2002                     By: /s/ A. Richard Juelis
                                                 -------------------------------
                                                 Vice President, Finance and
                                                 Chief Financial Officer