Form 10-Q
period 2003-03-31
CELLEGY PHARMACEUTICALS INC
filed 2003-05-08
CIK 887247

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  |X|    No |_|

The number of shares outstanding of the registrant's common stock at April 30, 2003 was 19,892,965.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements ( Unaudited )

         Condensed  Consolidated  Balance  Sheets as of March 31,
         2003 (Unaudited) and December 31, 2002 ............................   3

         Condensed Consolidated  Statements of Operations for the
         three  months  ended  March 31,  2003 and 2002,  and the
         period from June 26, 1989 (inception)  through March 31,
         2003 (Unaudited) ..................................................   4

         Condensed Consolidated  Statements of Cash Flows for the
         three  months  ended  March 31,  2003 and 2002,  and the
         period from June 26, 1989 (inception)  through March 31,
         2003 (Unaudited) ..................................................   5

         Notes to  Condensed  Consolidated  Financial  Statements
         (Unaudited) .......................................................   6

Item 2.  Management's   Discussion   and  Analysis  of  Financial
         Condition and Results of Operations ...............................   9

Item 3.  Quantitative and Qualitative Disclosure of Market Risk ............  11

Item 4.  Controls and Procedures ...........................................  12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  12

Item 2.  Changes in Securities and Use of Proceeds .........................  12

Item 3.  Defaults Upon Senior Securities ...................................  12

Item 4.  Submission of Matters to a Vote of Security Holders ...............  12

Item 5.  Other Information .................................................  12

Item 6.  Exhibits and Reports on Form 8-K ..................................  13

Signature ..................................................................  14

Certifications .............................................................  15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets
                    (Amounts in thousands, except share data)

                                                                                      March 31, 2003    December 31, 2002
                                                                                      --------------    -----------------
                                                                                       (Unaudited)         ( Note 1 )
Assets
Current assets:
     Cash and cash equivalents ......................................................    $ 11,526           $ 21,629
     Short-term investments .........................................................          --              2,002
     Prepaid expenses and other current assets ......................................         573                608
                                                                                         --------           --------
Total current assets ................................................................      12,099             24,239
Restricted cash .....................................................................         227                227
Property and equipment, net .........................................................       2,004              2,616
Long-term investments ...............................................................       9,161                 --
Goodwill ............................................................................         814                814
Intangible assets related to acquisition, net of accumulated amortization of
     $1,065 and $983 as of March 31, 2003 and December 31, 2002, respectively .......         301                383
Other assets ........................................................................         100                100
                                                                                         --------           --------
Total assets ........................................................................    $ 24,706           $ 28,379
                                                                                         ========           ========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities .......................................    $  1,177           $  2,005
     Accrued compensation and related expenses ......................................         129                123
     Current portion of deferred revenue ............................................         832                832
                                                                                         --------           --------
Total current liabilities ...........................................................       2,138              2,960
Other long term liabilities .........................................................         718                717
Deferred revenue ....................................................................      13,960             14,168

Shareholders' equity:
     Common stock, no par value; 35,000,000 shares authorized: 19,891,746 and
         19,652,356 shares issued and outstanding at March 31, 2003 and
         December 31, 2002, respectively ............................................      97,322             96,835
     Accumulated other comprehensive income .........................................          12                 11
     Deficit accumulated during the development stage ...............................     (89,444)           (86,312)
                                                                                         --------           --------
Total shareholders' equity ..........................................................       7,890             10,534
                                                                                         --------           --------
Total liabilities and shareholders' equity ..........................................    $ 24,706           $ 28,379
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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                                   Period from
                                                                                                  June 26, 1989
                                                                   Three Months Ended March 31,   (inception) to
                                                                   ----------------------------      March 31,
                                                                      2003            2002             2003
                                                                    --------        --------         ---------
Revenues:
     Contract revenue (1) ........................................  $    208        $     --         $   2,905
     Government grants ...........................................        13              --               561
     Product sales ...............................................       171             267             5,273
                                                                    --------        --------         ---------
Total revenues ...................................................       392             267             8,739
Costs and expenses:
     Cost of product sales .......................................        34              71             1,355
     Research and development ....................................     1,861           2,962            63,747
     Selling, general and administrative .........................     1,133           1,876            28,510
     Acquired in-process technology ..............................        --              --             7,350
                                                                    --------        --------         ---------
Total costs and expenses .........................................     3,028           4,909           100,962
                                                                    --------        --------         ---------
Operating loss ...................................................    (2,636)         (4,642)          (92,223)
     Interest and other income ...................................        46             255             6,273
     Interest and other expense ..................................      (542)             --            (2,046)
                                                                    --------        --------         ---------
Net loss .........................................................    (3,132)         (4,387)          (87,996)
Non-cash preferred dividends .....................................        --              --             1,448
                                                                    --------        --------         ---------
Net loss applicable to common shareholders .......................  $ (3,132)       $ (4,387)        $ (89,444)
                                                                    ========        ========         =========
Basic and diluted net loss per common share ......................  $  (0.16)       $  (0.25)
                                                                    ========        ========
Weighted average common shares used in computing basic
and diluted net loss per share ...................................    19,852          17,303
                                                                    ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Includes revenue from related parties of $208,000 for the three months ended March 31, 2003.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)
                             (Amounts in thousands)

                                                                                                      Period from
                                                                                                     June 26, 1989
                                                                     Three Months Ended March 31,   (inception) to
                                                                     ---------------------------       March 31,
                                                                        2003            2002             2003
                                                                      --------         -------         --------
Operating activities
Net loss .........................................................    $ (3,132)        $(4,387)        $(87,996)
Other operating activities .......................................        (226)            421           31,527
                                                                      --------         -------         --------
Net cash used in operating activities ............................      (3,358)         (4,808)         (56,469)

Investing activities
Purchases of property and equipment ..............................         (56)            (56)          (4,894)
Purchases of investments .........................................      (9,171)             --          (97,061)
Sales and maturities of investments ..............................       2,000           2,089           87,794
Proceeds from sale of property and equipment .....................          16              --              203
Cash used in acquisition of Vaxis and Quay .......................          --              --             (511)
                                                                      --------         -------         --------
Net cash provided by (used in) investing activities ..............      (7,211)          2,033          (14,469)

Financing activities
Proceeds from notes payable ......................................          --              --            8,047
Repayment of notes payable .......................................          --              --           (6,611)
Proceeds from restricted cash ....................................          --              --              386
Other assets .....................................................          --              --             (614)
Other long-term liabilities ......................................          --             888               --
Net proceeds from issuance of common stock .......................         466              26           69,578
Issuance of convertible preferred stock, net of issuance costs
   and deferred financing costs ..................................          --              --           11,678
                                                                      --------         -------         --------
Net cash provided by financing activities ........................         466             914           82,464
                                                                      --------         -------         --------
Net (decrease) increase in cash and cash equivalents .............     (10,103)         (1,861)          11,526
Cash and cash equivalents, beginning of period ...................      21,629           5,795               --
                                                                      --------         -------         --------
Cash and cash equivalents, end of period .........................    $ 11,526         $ 3,934         $ 11,526
                                                                      ========         =======         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.-  Basis of Presentation

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

         The balance sheet at December 31, 2002 has been derived from the audited financial consolidated statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         Our condensed consolidated financial statements include the accounts of Cellegy Australia Pty Ltd ("Cellegy Australia") and Cellegy Canada, Inc. ("Cellegy Canada"). All intercompany transactions have been eliminated in consolidation.

         For  further  information,   refer  to  the  financial  statements  and
footnotes thereto included in Cellegy's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2. - Significant Accounting Policies

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

         Up-front payments, such as the $15.0 million payment received from PDI, Inc. ("PDI") for the Fortigel(TM) (testosterone gel) 2% license, are recorded as deferred revenue at the time the cash is received. Amounts are recognized as revenue on a straight-line basis over the longer of the life of the contract or the service period. Royalties payable to Cellegy under the PDI License Agreement will be recognized as earned when the royalties are no longer refundable to PDI under certain minimum royalty terms defined in the agreement.

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

Goodwill and Other Intangible Assets

         Goodwill that is related to the purchase of Quay Pharmaceuticals in June 2000, included in intangible assets, represents the excess purchase price over the fair value of net assets acquired which was being amortized over 10 years using the straight-line method. The carrying value of goodwill is based on management's current assessment of recoverability using objective and subjective factors. Effective January 1, 2002, the Company no longer amortized the remaining balance of goodwill of $814,400. We performed an impairment test of goodwill upon transition to FAS 142 on January 1, 2002, and no impairment was found for either period. We will continue to evaluate our goodwill for impairment on an annual basis each year and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. An impairment loss, if needed, would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted cash flows or other appropriate fair value methods.

         FAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We currently amortize our other intangible assets on a straight-line basis over their estimated useful lives ranging from three to five years. Amortization taken to date as of March 31, 2003 was approximately $1,065,000.

Recent Accounting Pronouncements

         In December 2002, the Financial Accounting Standards Board issued Statement No. 148 ("FAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to account for employee stock options. See below for the disclosures required by FAS 148.

         The Company has elected to follow APB 25 and related interpretations in accounting for its stock options since, as discussed below, the alternative fair market value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, if the exercise price of the Company's stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized related to employee or director grants.

         Pro forma information regarding net loss and net loss per common share is required by FAS 123, which requires that the information be determined as if the Company had accounted for its common stock options granted under the fair market value method. The fair market value of options granted has been estimated at the date of the grant using a Black-Scholes option pricing model.

         The Company valued its options using the following weighted average assumptions for the quarters ended March 31, 2003 and 2002:

                                                 2003        2002
                                                 ----        ----
      Risk-free interest rate  ..............     2.5%       4.5%
      Dividend yield ........................       0%         0%
      Volatility ............................     1.12        .70
      Expected life of options in years .....      4.2        4.3

         The Black-Scholes option pricing model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of our stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                          2003        2002
                                                        -------     -------
Net loss as reported ................................   $(3,132)    $(4,387)
Add: Stock-based employee compensation costs
   included in the determination of net
   loss, as reported ................................        34          33
Deduct: Stock-based employee compensation
   costs that would have been included in
   the determination of net loss if the fair
   value method had been applied to all awards ......      (418)       (419)
                                                        -------     -------
Net loss, proforma ..................................   $(3,516)    $(4,773)
Basic and diluted net loss per share, as reported ...   $ (0.16)    $ (0.25)
Pro forma basic and diluted net loss per share ......   $ (0.18)    $ (0.28)

     The effects of applying FAS 123 pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Note 3. -  Comprehensive Loss

         Accumulated other comprehensive income presented on the accompanying balance sheet consists of the accumulated net unrealized gain or loss on available-for-sale investments and foreign currency translation adjustments. Total comprehensive loss for the three months ended March 31, 2003 was $3,132,000 compared with $4,413,000 for the three months ended March 31, 2002.

Note 4. - Net Loss Per Share

         Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Shares issuable under outstanding stock options and warrants have been excluded as their effect is antidiultive.

Note 5. - Segment Reporting

         The following table contains information regarding revenues and loss from operating each business segment for the three months ended March 31, 2003 and 2002 (in thousands):

                                    Three months  ended March 31,
                                    -----------------------------
                                         2003           2002
                                       -------         -------
            Revenues:
                Pharmaceuticals        $   337         $    36
                Cosmeceuticals              55             231
                                       -------         -------
                                       $   392         $   267
                                       =======         =======

            Operating Loss
                Pharmaceuticals        $(2,656)        $(4,789)
                Cosmeceuticals              20             147
                                       -------         -------
                                       $(2,636)        $(4,642)
                                       =======         =======

All company assets are related to the pharmaceutical segment.

Note 6. - Related Party Transacations

         In  December  2002,  the  Company  entered  into an  exclusive  license agreement with PDI, Inc. ("PDI"), a public company, relating to the commercialization by PDI of Cellegy's Fortigel(TM) (testosterone gel) 2% gel product in North American markets. The agreement provides, among other things, an upfront payment of $15.0 million, a $10.0 million milestone payment on FDA approval of Fortigel and royalty payments to Cellegy of 20% to 30% of net sales by PDI. The $15.0 million upfront payment is being recognized on a straight-line basis over the 18 year term of the agreement. $832,000 of deferred revenue as of December 31, 2002 has been reclassified to short-term, since it will being recognized as revenue in 2003.

         The decision by Cellegy's Board to approve the PDI License Agreement was based on these superior financial terms compared with other alternative offers. Charles T. Saldarini, the Chief Executive Officer of PDI, is the son of Ronald J. Saldarini, Ph.D., a director of the Company. While the Board was aware of this relationship during its consideration of the agreement, Dr. Saldarini did participate, along with other directors, in Board discussions concerning the agreement and other alternative proposals, but did not participate in any negotiations regarding the terms of the agreement. The Board's approval of the agreement was unanimous and Dr. Saldarini has excused himself from all current and future discussions and resolutions relating to PDI.

Note 7. -  Fixed Assets

         During the first quarter of 2003, Cellegy recorded a non-operating expense of $542,000 associated with the reassessment of our South San Francisco facility sub-lease arrangement, primarily related to the write down of capitalized tenant improvements. This write down was associated with modifications made by our sub-tenant to a portion of the facility that the sub-tenant occupies.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This quarterly report contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, which reflect management's intentions, hopes, beliefs, expectations or predictions for the future. Investors are cautioned that these forward-looking statements are subject to numerous risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of review of our regulatory filings by the FDA and other regulatory authorities, particularly with regard to our Fortigel NDA; our need and ability to complete corporate partnerships; and uncertainties arising from pending litigation between PDI and Auxilium Pharmaceuticals which, depending on the outcome, could affect the marketing of Cellegy's Fortigel, delay product launch or reduce its commercial potential. There can be no assurance that Cellegy's products will be approved for marketing by regulatory authorities or will be successfully marketed following approval. We undertake no obligation to update or revise the forward-looking statements made herein, except as specifically required by law. For more information regarding the above, and other risk factors that may affect Cellegy's future results, investors should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         Cellegy Pharmaceuticals, Inc., a specialty biopharmaceutical company incorporated in California in 1989, is engaged in the development of prescription drugs in the areas of gastroenterology, sexual dysfunction in men and women and women's health care. We are developing several prescription drug candidates, including Cellegesic for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel product candidates, Fortigel (previously called Tostrex(TM) gel), for the treatment of male hypogonadism, a condition that afflicts men generally above the age of forty, and Tostrelle(TM) gel, for the treatment of sexual dysfunction in menopausal women. Other pipeline product candidates include nitric oxide donors for the treatment of sexual dysfunction in females, Raynaud's Disease, Restless Leg Syndrome, and prostate and breast cancer.

General

         In November 2001, we acquired a private Canadian based company, Vaxis Therapeutics, valued at $4.1 million. The purchase price was payable primarily in shares of Cellegy common stock. The purchase price was allocated to net tangible assets of $250,000, intangible assets of $350,000 and $3,507,000 million of in-process research and development.

The intangibles of $350,000 are being amortized over five years and the in-process research and development was expensed in the fourth quarter of 2001. The purchase agreement provides for future earn-out payments over a period of seven years that are based on commercial sales of any products developed by Cellegy based on technologies acquired from Vaxis. Any contingent consideration paid in the future will be accounted for as a cost of earning the related revenues. The results of operations of the acquired company have been included in our consolidated financial statements since the acquisition date.

         In August 2001, Cellegy and Ventiv Health, Inc. signed a six year License Agreement to commercialize Cellegesic in the United States. Ventiv was to have delivered integrated marketing and sales solutions, provide pre-launch support, and recruit and train a sales force which would have been jointly managed by both companies. In September 2002, Cellegy and Ventiv terminated the Cellegesic agreement based on a delay in commercialization of Cellegesic due to our withdrawal of the Cellegesic NDA that was pending with the FDA.

         In November 2002, we completed a private placement of 2.2 million shares of our common stock resulting in approximately $5.5 million of gross proceeds to Cellegy. The financing was with a single investor, John M. Gregory, founder and former CEO of King Pharmaceuticals and currently managing partner of SJ Strategic Investments, LLC.

         In December 2002, Cellegy entered into an exclusive license agreement with PDI, Inc. to commercialize Fortigel in North American markets. Under the terms of the agreement, PDI's Pharmaceutical Products Group will be responsible for the marketing and sale of Fortigel utilizing its existing sales and marketing infrastructure. Cellegy received a payment of $15.0 million upon signing of the agreement and will receive a milestone payment and royalties assuming successful product launch. Cellegy will be responsible for supplying finished product to PDI through Cellegy's contract manufacturer.

Results of Operations

         Revenues. Cellegy had revenues of $392,000 and $267,000 for the three months ended March 31, 2003 and 2002, respectively. During the first three months of 2003, revenues consisted of $208,000 in licensing revenue from PDI, our Fortigel licensee, $116,000 of Rectogesic(TM) (nitroglycerin ointment) product sales in Australia, $55,000 in product sales to Gryphon Development, the product development division of a major specialty retailer, and $13,000 in Canadian government grants. During the first three months of 2002, revenues consisted of $231,000 in product sales to Gryphon Development and $36,000 in Rectogesic product sales in Australia.

         The licensing revenue of $208,000 from PDI reflects the quarterly recognition, over the expected commercial life of Fortigel, of the $15,000,000 upfront payment received from PDI in December 2002. This amount will continue to be recorded as licensing revenue in subsequent quarters. Rectogesic sales in the first quarter of 2003 increased significantly compared with last year's first quarter, due to promotional and advertising programs initiated in Australia during this February and March.

         Research and Development Expenses. During the first quarter of 2003 and 2002, research and development expenses were $1,861,000 and $2,962,000, respectively. Higher operating expenses in last year's first quarter resulted primarily from the costs of completing Phase III clinical trials for Fortigel and Cellegesic. Clinical expenses are expected to increase during the next three quarters due to additional clinical personnel recently hired and the expected start of a new Phase III Cellegesic trial. We have now completed discussions with the FDA concerning the trial protocol, and intend to begin a confirmatory Phase III trial during the second quarter of 2003.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,133,000 for the three months ended March 31, 2003, compared with $1,876,000 for the same period last year. Higher operating expenses in last year's first quarter were primarily due to pre-launch marketing costs for our Cellegesic product candidate. No additional marketing costs related to Cellegesic are anticipated until successful completion of the new Phase III trial. General and administrative expenses are expected to increase in support of greater clinical activity and to comply with additional accounting and public reporting requirements.

         Interest and Other Income (Expense), Net. Cellegy had a $496,000 expense in interest, and other income (expense), net for the three months ended March 31, 2003, compared with $255,000 of income for the same period last year. During the first quarter of 2003, we recorded a non-operating expense of $542,000 associated with the reassessment of our South San Francisco facility sub-lease arrangement, primarily related to the write down of capitalized tenant improvements. This write down was associated with modifications made by our sub-tenant to a portion of the facility that the sub-tenant occupies. We do not expect any further adjustments to these assets in the foreseeable future.

         Net Loss. Net loss applicable to common shareholders was $3,132,000 or $0.16 per share for the three months ended March 31, 2003 based on 19,852,000 weighted average shares outstanding, compared with a net loss of $4,387,000 or $0.25 per share for the same period in the prior year based on 17,303,000 weighted average shares outstanding.

Liquidity and Capital Resources

         We have experienced net losses from operations each year since our inception. Through March 31, 2003, we had incurred an accumulated deficit of $89.4 million and had consumed cash from operations of $56.5 million. Cash from equity financing transactions have included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997, $10.0 million in net proceeds from a private placement in July 1999, $11.6 million in net proceeds from a private placement in October 2000, $15.2 million in net proceeds from a private placement in June 2001 and $5.2 million in net proceeds from a private placement in November 2002.

         Our cash and investments were $20.9 million at March 31, 2003 compared with $23.9 million at December 31, 2002, including $227,000 of restricted cash at each date. The decrease in cash and investments of $3.0 million in 2003 was principally due to cash used to support operations. Our operations have used and will continue to use increased amounts of cash in future quarters. Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, our ability to establish new collaborative arrangements, the purchase of capital equipment and working capital increases associated with the scale up and pre-launch manufacture of Fortigel.

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

Factors That May Affect Future Operating Results

         This quarterly report contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, which reflect management's intentions, hopes, beliefs, expectations or predictions for the future. Investors are cautioned that these forward-looking statements are subject to numerous risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of review of our regulatory filings by the FDA and other regulatory authorities, particularly with regard to our Fortigel NDA; our need and ability to complete corporate partnerships; and uncertainties arising from pending litigation between PDI and Auxilium Pharmaceuticals which, depending on the outcome, could affect the marketing of Cellegy's Fortigel, delay product launch or reduce its commercial potential. There can be no assurance that Cellegy's products will be approved for marketing by regulatory authorities or will be successfully marketed following approval. We undertake no obligation to update or revise the statements made herein, except as specifically required by law. For more information regarding the above, and other risk factors that may affect Cellegy's future results, investors should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosure Of Market Risk

         We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments as of March 31, 2003 are classified as available-for-sale and 42% and 58% of our long-term investments will mature by the end of 2004 and 2005, respectively. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio will not be significant. There have been no significant changes to our quantitative and qualitative disclosures from our Form 10-K.

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

         None

Item 3.      Defaults Upon Senior Securities

         None

Item 4.      Submission of Matters to a Vote of Security Holders

         None

Item 5.      Other Information

The Board of Directors of the Company has adopted a Retention and Severance Plan, and the Company intends to enter into related agreements with Officers of the Company and other key employees as plan participants in the near future. Under the plan, if an executive's employment is terminated "upon a change of control," as that term is defined in the plan, the executive will receive a lump sum payment in an amount equal to one year of base salary and one year of his or her targeted bonus. In addition, the vesting and exercisability of outstanding but unvested options held by the executive will be accelerated in full so that the options are fully vested, and the executive will have 12 months after the date of termination to exercise the options. The executive will receive paid COBRA medical and health insurance coverage for 12 months. If the Company terminates an executive's employment, without cause (as that term is defined in the plan) in the absence of a change of control, the executive will receive his or her base salary for a period of 6 months, reduced by the amount of any compensation earned by the executive from other employment during that time. In addition, the executive will have 6 months from the date of termination to exercise options to the extent vested on the date of termination, and the executive will receive paid COBRA medical and health insurance coverage for 6 months. As a condition of receiving benefits under the plan, the Company may require the executive to sign a general release of claims in connection with the executive's employment termination. The Company has no agreements and currently is not involved in negotiations regarding a potential change of control transactions.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit No.             Description
         -----------             -----------

         10.01    Retention and Severance Plan

         A        Agreement of Plan Participation

         (b)      Reports on Form 8-K

On March 26, 2003, the company filed a Report on Form 8-K disclosing that the company had been advised that the U.S. Food and Drug Administration had extended the target date under the Prescription Drug User Fee Act for a decision on the approvabiliy of Cellegy's New Drug Application for Fortigel to July 3, 2003, and that such extension was to allow the FDA additional time to review data from a required study that Cellegy submitted in January 2003.

On February 28, 2003, the company filed a Report on Form 8-K providing information concerning fourth quarter and year-end 2002 financial results.

On January 3, 2003, the company filed a Report on Form 8-K disclosing that it had entered into an exclusive license agreement with PDI, Inc., relating to commercialization of the Fortigel product in North American markets.

On January 13, 2003, the company filed a Report on Form 8-K disclosing that Mr. Julian Baker and his brother Dr. Felix Baker had resigned from Cellegy's board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CELLEGY PHARMACEUTICALS, INC.


Date: May 8, 2003                        /s/ K. Michael Forrest
                                         ---------------------------------------
                                         K. Michael Forrest
                                         Chairman, President and
                                         Chief Executive Officer


Date:  May 8, 2003                       /s/ A. Richard Juelis
                                         ---------------------------------------
                                         A. Richard Juelis
                                         Vice President, Finance and
                                         Chief Financial Officer

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


Date:  May 8, 2003                                  By:  /s/ K. Michael Forrest
                                                         ----------------------
                                                         Chairman, President and
                                                         Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date:  May 8, 2003                               By: /s/ A. Richard Juelis
                                                     ---------------------------
                                                     Vice President, Finance and
                                                     Chief Financial Officer