Form 10-Q
period 2003-06-30
CELLEGY PHARMACEUTICALS INC
filed 2003-08-13
CIK 887247

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b under the Securities Exchange Act of 1934). Yes ___ No _X_

The number of shares outstanding of the registrant's common stock at August 7, 2003 was 20,012,413.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

                                                                                                        Page
                                                                                                        ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements ( Unaudited )

           Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
           and December 31, 2002........................................................................  3

           Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002, and the period from June
           26, 1989 (inception) to June 30, 2003 (Unaudited)............................................  4

           Condensed Consolidated  Statements of Cash Flows for the six months ended June 30, 2003 and 2002,  and the period from June 26, 1989
           (inception) to June 30, 2003 (Unaudited).....................................................  5

           Notes to Condensed Consolidated Financial Statements (Unaudited).............................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................................  9

Item 3.    Quantitative and Qualitative Disclosure of Market Risk....................................... 12

Item 4.    Controls and Procedures...................................................................... 12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................ 13

Item 2.    Changes in Securities and Use of Proceeds.................................................... 13

Item 3.    Defaults Upon Senior Securities.............................................................. 13

Item 4.    Submission of Matters to a Vote of Security Holders.......................................... 13

Item 5.    Other Information............................................................................ 13

Item 6.    Exhibits and Reports on Form 8-K............................................................. 13

Signatures.............................................................................................. 15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)


                      Condensed Consolidated Balance Sheets
                    (Amounts in thousands, except share data)

                                                                                       June 30, 2003   December 31, 2002
                                                                                       -------------   -----------------
                                                                                        (Unaudited)        (Note 1)
Assets
Current assets:
     Cash and cash equivalents                                                            $  6,201         $ 21,629
     Short-term investments                                                                  1,471            2,002
     Prepaid expenses and other current assets                                                 480              608
                                                                                          --------         --------
Total current assets                                                                         8,152           24,239
Restricted cash                                                                                227              227
Property and equipment, net                                                                  1,990            2,616
Long-term investments                                                                        9,666             --
Goodwill                                                                                       814              814
Intangible  assets related to  acquisition,  net of accumulated  amortization of
$1,125 and $983 as of June 30, 2003 and December 31, 2002, respectively                        241              383
Other assets                                                                                   100              100
                                                                                          --------         --------
Total assets                                                                              $ 21,190         $ 28,379
                                                                                          ========         ========


Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities                                             $  1,437         $  2,005
     Accrued compensation and related expenses                                                 154              123
     Current portion of deferred revenue                                                       832              832
                                                                                          --------         --------
Total current liabilities                                                                    2,423            2,960
Other long-term liabilities                                                                    718              717
Deferred revenue                                                                            13,751           14,168

Shareholders' equity:
     Common stock, no par value;  35,000,000 shares  authorized: 20,012,413 and
         19,652,356 shares issued and outstanding at June 30, 2003 and December
         31, 2002, respectively                                                             98,259           96,835
     Accumulated other comprehensive income                                                     65               11
     Deficit accumulated during the development stage                                      (94,026)         (86,312)
                                                                                          --------         --------
Total shareholders' equity                                                                   4,298           10,534
                                                                                          --------         --------
Total liabilities and shareholders' equity                                                $ 21,190         $ 28,379
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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)


                 Condensed Consolidated Statements of Operations


                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                                                       Period from
                                                                                                                      June 26, 1989
                                                           Three Months Ended               Six Months Ended         (inception) to
                                                                June 30,                        June 30,                 June 30,
                                                          2003            2002            2003            2002            2003
                                                        --------        --------        --------        --------       ---------
Revenues:
     Contract revenue (1)                               $    208        $     --       $     416        $     --       $   3,113
     Government grants                                        --              --              13              --             561
     Product sales                                            55             150             226             417           5,328
                                                        --------        --------        --------        --------       ---------
Total revenues                                               263             150             655             417           9,002
Costs and expenses:
     Cost of product sales                                     6              15              40              86           1,361
     Research and development                              3,314           3,551           5,175           6,513          67,061
     Selling, general and administrative                   1,712           2,337           2,845           4,213          30,222
     Acquired in-process technology                           --              --              --              --           7,350
Total costs and expenses                                   5,032           5,903           8,060          10,812         105,994
                                                        --------        --------        --------        --------       ---------
Operating loss                                            (4,769)         (5,753)         (7,405)        (10,395)        (96,992)
     Interest and other income                               190             129             233             385           6,463
     Interest and other expense                               (3)             --            (542)             --          (2,049)
                                                        --------        --------        --------        --------       ---------
Net loss                                                  (4,582)         (5,624)         (7,714)        (10,010)        (92,578)
                                                        --------        --------        --------        --------       ---------
Non-cash preferred stock dividends                            --              --              --              --           1,448
                                                        --------        --------        --------        --------       ---------
Net loss applicable to common shareholders              $ (4,582)       $ (5,624)       $ (7,714)       $(10,010)      $ (94,026)
                                                        ========        ========        ========        ========       =========
Basic and diluted net loss per common share             $  (0.23)       $  (0.32)       $  (0.39)       $  (0.58)
                                                        ========        ========        ========        ========
Weighted average common shares used in computing
      basic and diluted net loss per share                19,951          17,313          19,901          17,304
                                                        ========        ========        ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Includes revenue from related parties of $208,000 and $416,000 for the three and six months ended June 30, 2003, respectively, and $416,000 for the period from inception to June 30, 2003.

                     Cellegy Pharmaceuticals, Inc.
                     (a development stage company)

            Condensed Consolidated Statements of Cash Flows


                              (Unaudited)
                        (Amounts in thousands)

                                                                                                 Period from
                                                                                                June 26, 1989
                                                                Six Months Ended June 30,      (inception) to
                                                                -------------------------         June 30,
                                                                  2003             2002             2003
                                                                --------         --------         --------
Operating activities
Net loss                                                        $ (7,714)        $(10,010)        $(92,578)
Other operating activities                                         1,015              179           32,768
                                                                --------         --------         --------
Net cash used in operating activities                             (6,699)          (9,831)         (59,810)

Investing activities
Purchases of property and equipment                                 (127)            (467)          (4,965)
Purchases of investments                                         (11,093)              --          (98,983)
Sales and maturities of investments                                2,000            6,739           87,794
Proceeds from sale of property and equipment                          23               --              210
Cash used in acquisition of Vaxis and Quay                            --               --             (511)
                                                                --------         --------         --------
Net cash provided by (used in) investing activities               (9,197)           6,272          (16,455)


Financing activities
Proceeds from notes payable                                           --               --            8,047
Repayment of notes payable                                            --               --           (6,611)
Proceeds from restricted cash                                         --               --              386
Other assets                                                          --               --             (614)
Other long-term liabilities                                           --            1,478               --
Net proceeds from issuance of common stock                           468               --           69,580
Issuance of convertible preferred stock, net of issuance
 costs and deferred financing costs                                   --               --           11,678
                                                                --------         --------         --------
Net cash provided by financing activities                            468            1,478           82,466
                                                                --------         --------         --------
Net (decrease) increase in cash and cash equivalents             (15,428)          (2,081)           6,201
Cash and cash equivalents, beginning of period                    21,629            5,795               --
                                                                --------         --------         --------
Cash and cash equivalents, end of period                        $  6,201         $  3,714         $  6,201
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

     The condensed and consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The condensed  consolidated  financial  statements  include the accounts of
Cellegy  Pharmaceuticals,   Inc.  and  its  subsidiaries  (the  "Company").  All
intercompany balances and transactions have been eliminated in consolidation.

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

     Up-front payments, such as the $15.0 million payment received from PDI, Inc. ("PDI") for the Fortigel(TM) (testosterone gel) 2% license, are recorded as deferred revenue at the time the cash is received. Amounts are recognized as revenue on a straight-line basis over the longer of the life of the contract or the service period. Royalties payable to Cellegy under the PDI License Agreement, if any, will be recognized as earned when the royalties are no longer refundable to PDI under certain minimum royalty terms defined in the agreement.

Research and Development Expenses

     Research and development costs are expensed as incurred. The type of costs included in research and development expenses include salaries and benefits, laboratory supplies, external research programs, clinical studies and allocated costs such as rent, supplies and utilities.

     Clinical trial expenses are payable to clinical sites and clinical research organizations. Expenses for both of these groups are accrued on a straight-line basis over the contracted period subject to adjustment for actual activity based on such factors as the number of subjects enrolled and number of subjects that have completed treatment for each trial. These costs relate to both internally funded programs, as well as incurred, in connection with development contracts.

Goodwill and Other Intangible Assets

     Goodwill that is related to the purchase of Quay Pharmaceuticals in June 2000, included in intangible assets, represents the excess purchase price over the fair value of net assets acquired which was being amortized over 10 years using the straight-line method. The carrying value of goodwill is based on management's current assessment of recoverability using objective and subjective factors. Effective January 1, 2002, the Company no longer amortized the remaining balance of goodwill of $814,400. We performed an impairment test of goodwill upon transition to FAS 142 on January 1, 2002, and no impairment was found. We will continue to evaluate our goodwill for impairment on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. An impairment loss, if needed, would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted cash flows or other appropriate fair value methods.

     FAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We currently amortize our other intangible assets on a straight-line basis over their estimated useful lives ranging from three to five years. Amortization taken to date as of June 30, 2003 was approximately $1,125,000.

Employee Stock Compensation

     The Company has elected to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options since, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123") requires use of option valuation models that were not developed for use in valuing non-traded employee stock options. Under APB 25, if the exercise price of the Company's stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized related to employee or director grants.

     Pro forma information regarding net loss and net loss per common share is required by FAS 123 as amended by FAS 148, which requires that the information be determined as if the Company had accounted for its common stock options granted under the fair market value method. The fair market value of options granted has been estimated at the date of the grant using a Black-Scholes option pricing model.

     The Company valued its employee and director options using the following weighted average assumptions for the three and six month periods June 30, 2003 and 2002:


                                            Three Months           Six Months
                                           Ended June 30,        Ended June 30,
                                          2003        2002      2003        2002
                                          ----        ----      ----        ----
Risk-free interest rate                   2.5%        4.5%      2.5%        4.5%
Dividend yield                              0%          0%        0%          0%
Volatility                               1.08         .70      1.10         .70
Expected life of options in years         4.2         4.3       4.2         4.3

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands):

                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                              ---------------------------       -------------------------
                                                                  2003            2002           2003             2002
                                                                -------         -------         -------         --------
Net loss as reported ...................................        $(4,582)        $(5,624)        $(7,714)        $(10,010)
Add: Stock-based employee compensation costs
      included in the determination of net loss, as
      reported .........................................            417               9             436               43
Deduct: Stock-based employee compensation costs
      that would have been included in the determination
      of net loss if the fair value method had been
      applied to all awards ............................           (420)           (640)           (838)          (1,184)
                                                                -------         -------         -------         --------
Net loss, pro forma ....................................        $(4,585)        $(6,255)        $(8,116)        $(11,151)
Basic and diluted net loss per share, as reported ......        $ (0.23)        $ (0.32)        $ (0.39)        $  (0.58)
Pro forma basic and diluted net loss per share .........        $ (0.23)        $ (0.36)        $ (0.40)        $  (0.64)

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

     The components of comprehensive loss for the three and six month periods ended June 30, 2003 and 2002 are as follows (in thousands):

                                                        Three Months Ended June 30,       Six Months Ended June 30,
                                                       ----------------------------       -------------------------
                                                            2003            2002            2003            2002
                                                          -------         -------         -------         --------
Net loss .........................................        $(4,582)        $(5,624)        $(7,714)        $(10,010)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities             52             (38)             69              (64)
Foreign currency translation adjustment ..........              1              (1)            (15)              --
                                                          -------         -------         -------         --------
Other comprehensive income (loss) ................             53             (39)             54              (64)
Comprehensive loss ...............................        $(4,529)        $(5,663)        $(7,660)        $(10,074)

Note 4. - Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted average number of shares of stock outstanding during the period. Shares issuable under outstanding stock options and warrants have been excluded from the computations as their effect is antidilutive.

Note 5. - Segment Reporting

     The following  table  contains  information  regarding  revenues and income
(loss) from operating each business segment (in thousands):

                              Three months ended June 30,       Six months ended June 30,
                              ---------------------------       -------------------------
                                 2003             2002            2003             2002
                                -------         -------         --------         --------
Revenues:
      Pharmaceuticals           $   263         $    95         $    600         $    131
      Skin Care                      --              55               55              286
                                -------         -------         --------         --------
                                $   263         $   150         $    655         $    417
                                =======         =======         ========         ========
Operating income (loss):
      Pharmaceuticals           $(4,726)        $(5,787)        $ (7,382)        $(10,576)
      Skin Care                     (43)             34              (23)             181
                                -------         -------         --------         --------
                                $(4,769)        $(5,753)        $ (7,405)        $(10,395)
                                =======         =======         ========         ========

     All of the Company's assets are related to the pharmaceutical segment and most of these assets are located in the United States.

Note 6. - Fixed Assets

     During the first quarter of 2003, Cellegy recorded a non-operating expense of $542,000 associated with the reassessment of our South San Francisco facility sub-lease arrangement, primarily related to the write down of capitalized tenant improvements. This write down was associated with modifications made by our sub-tenant to a portion of the facility that the sub-tenant occupies.

Note 7. - Subsequent Events

     On July 7, 2003, Cellegy announced that it had received a Not Approvable letter from the FDA relating to the Company's New Drug Application for Fortigel(TM) (testosterone gel) 2%. We are in discussions with the FDA to determine what additional information or actions, including possible additional clinical trials, will be required to obtain marketing approval.

Item 2.  Management's  Discussion  and   Analysis  of   Financial  Condition and
         Results of Operations

     This Quarterly Report on Form 10-Q includes forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors should be aware that these forward-looking statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of reviews by the FDA and other regulatory authorities; our need for further financing and ability to complete potential financings; and various uncertainties arising from the Not Approvable letter from the FDA for our New Drug Application ("NDA") relating to Fortigel(TM) (testosetrone gel) 2%. There can be no assurance that Cellegy's products will be approved for marketing by regulatory authorities or will be successfully marketed following approval. You are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise statements made herein.

     Cellegy Pharmaceuticals, Inc., a specialty biopharmaceutical company incorporated in California in 1989, is engaged in the development of prescription drugs in the areas of gastroenterology, sexual dysfunction and nitric oxide technologies. We are developing several prescription drug candidates, including Cellegesic(TM) (nitroglycerin ointment) 0.4%, for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel product candidates, Fortigel for the treatment of male hypogonadism, a condition that afflicts men, generally above the age of forty, and Tostrelle(TM) (testosterone gel) 0.5%, for the treatment of sexual dysfunction in menopausal women. Other pipeline products include nitric oxide donors for the treatment of female sexual dysfunction, Raynaud's Disease, restless leg syndrome, and prostate cancer.

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

     In August 2001, Cellegy and Ventiv Health, Inc. ("Ventiv") signed a six year License Agreement to commercialize Cellegesic in the United States. Ventiv was to have delivered integrated marketing and sales solutions, provide pre-launch support, and recruit and train a sales force which would have been jointly managed by both companies. In September 2002, Cellegy and Ventiv terminated the Cellegesic agreement based on a delay in commercialization of Cellegesic due to our withdrawal of the Cellegesic NDA.

      In November 2002, we completed a private placement of 2.2 million shares of our common stock resulting in approximately $5.5 million of gross proceeds to Cellegy. The financing was with a single investor, John M. Gregory, founder and former CEO of King Pharmaceuticals and currently managing partner of SJ Strategic Investments, LLC.

     In December 2002, Cellegy entered into an exclusive license agreement with PDI, Inc. to commercialize Fortigel in North American markets. Under the terms of the agreement, PDI's Pharmaceutical Products Group will be responsible for the marketing and sale of Fortigel, if approved, utilizing its existing sales and marketing infrastructure. Cellegy received a payment of $15.0 million upon signing the agreement and will receive a milestone payment and royalties following a successful product launch. Cellegy will be responsible for supplying finished product to PDI through Cellegy's contract manufacturer.

     In July 2003, we reported that the FDA issued a Not Approvable Letter for our Fortigel product candidate. We are in discussions with the FDA to determine what additional information or actions, including possible additional clinical trials, will be required to obtain marketing approval. For at least the next two quarters, there will likely be no revenues associated with this product.

Results of Operations

     Revenues. Cellegy had revenues of $263,000 and $150,000 for the three months ended June 30, 2003 and 2002, respectively. During the three months ended June 30, 2003, revenues consisted of $55,000 in Rectogesic(TM) (nitroglycerin ointment) sales in Australia and $208,000 in licensing revenue from PDI. For the same period last year, revenues consisted of $95,000 in Rectogesic sales and $55,000 in skin care product sales to Gryphon Development, the product development division of a major specialty retailer.

     Cellegy had revenues of $655,000 and $417,000 for the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003, revenues consisted of $171,000 in Rectogesic sales in Australia, $416,000 in licensing revenue from PDI, $55,000 in product sales to Gryphon, and $13,000 in Canadian government grants. For the first six months of last year, revenues were comprised of $286,000 in skin care product sales, primarily to Gryphon, and $131,000 in Rectogesic sales in Australia. As of the filing date of this quarterly report, we have not received an order from Gryphon for the third quarter of 2003 and they have not provided a skin care product forecast for the remainder of the year.

     The licensing revenue of $208,000 from PDI for each of the first two quarters of 2003 reflects the quarterly recognition, over the term of the license agreement with PDI, of the $15,000,000 upfront payment received from PDI in December 2002. This amount will continue to be recorded as licensing revenue in subsequent quarters. It is unlikely that Cellegy will receive milestone payments or royalty revenue from PDI related to Fortigel for the remainder of this year.

     Research and Development Expenses. Research and development expenses were $3,314,000 for the three months ended June 30, 2003, compared with $3,551,000 for the same period last year. During the six months ended June 30, 2003 and 2002, research and development expenses were $5,175,000 and $6,513,000, respectively. Lower research and development expenses for both periods this year, compared with the same periods last year, are due to the winding down of our domestic research operations in the second half of last year and the Fortigel NDA user fee incurred in the second quarter of last year. Additional pre-launch manufacturing expenses relating to Fortigel were incurred in this year's second quarter. We expect to increase clinical expenses associated with the Cellegesic Phase 3 trial and the on-going Phase 2 trial for Tostrelle for the rest of the year. We have not yet determined the level of clinical, regulatory and manufacturing expenses for Fortigel.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,712,000 for the three months ended June 30, 2003, compared with $2,337,000 for the same period last year. During the six months ended June 30, 2003 and 2002, these expenses were $2,845,000 and $4,213,000, respectively. The decreases for both periods of this year, compared with the same periods last year, were due to the discontinuation in the second quarter of 2002 of pre-launch sales and marketing activities associated with Cellegesic. Minimal sales and marketing expenses have been incurred since that time and no significant expenses are currently anticipated throughout the rest of this year. These reductions were offset somewhat in the first half of this year by non-cash compensation expenses, totaling approximately $968,000, relating to the cancellation of certain stock options, a payment made in stock to acquire certain patent rights and bonus payments made in stock. Under variable option accounting rules, there could be a significant non-cash compensation credit recorded in the third quarter of 2003 if the Company's stock price remains significantly below the June 30, 2003 closing price of $5.03.

     Sales, general and administrative expenses, excluding any non-cash compensation charges or credits, are expected to remain at the second quarter level throughout the rest of this year primarily in support of the Company's clinical programs and to assure compliance with additional accounting, legislative and regulatory internal control requirements.

     Interest Income and Other Income (Expense), Net. Cellegy had $187,000 in interest and other income, net for the three months ended June 30, 2003, compared with $129,000 in interest income for the same period last year. For the six months ended June 30, 2003, Cellegy had a $309,000 expense in interest and other expense, net. Interest income of $290,000 was more than offset by capitalized tenant improvements recorded during the first quarter generated by a non-operating expense of $542,000 and a write down on rental income of $57,000, following reassessment of our South San Francisco facility sub-lease arrangement. These expenses were associated with modifications made by our sub-tenant to a portion of the facility that the sub-tenant occupies. We do not expect any further adjustments to these assets in the foreseeable future. For the six months ended June 30, 2002, interest and other income, net was $385,000.

     Net Loss. Net loss was $4,582,000 or $0.23 per share based on 19,951,000 weighted average shares outstanding for the three months ended June 30, 2003, compared with a net loss of $5,624,000 or $0.32 per share based on 17,313,000 weighted average shares outstanding for the same period last year. For the six months ended June 30, 2003, the net loss was $7,714,000 or $0.39 per share based on 19,901,000 weighted average shares outstanding, compared with $10,010,000 or $0.58 per share based on 17,304,000 weighted average shares outstanding for the same period last year.

Liquidity and Capital Resources

     We have experienced net losses from operations each year since our inception. Through June 30, 2003, we had incurred an accumulated deficit of $94.0 million and had consumed cash from operations of $59.8 million. Cash from equity financing transactions has included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997, $10.0 million in net proceeds from a private placement in July 1999, $11.6 million in net proceeds from a private placement in October 2000, $15.2 million in net proceeds from a private placement in June 2001 and $5.2 million in net proceeds from a private placement in November 2002.

     Our cash and investments were $17.6 million at June 30, 2003, compared with $23.9 million at December 31, 2002, including $227,000 of restricted cash at each date. The decrease in cash and investments of $6.3 million in the first half of 2003 was principally due to cash used to support operations. Our operations have used and will likely continue to incur a net use of cash in future quarters. The amount of cash used will depend on numerous factors including, without limitation: requirements in support of our development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, including the cost of complying with potential additional FDA information and/or clinical trial requirements to obtain marketing approval of our Fortigel product candidate, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights and our ability to establish new collaborative arrangements. Net cash used in operations for the second half of this year is expected to average about $1.0 million per month.

     As a result of the above factors, we may require additional funds to finance operations and may seek private or public equity investments, corporate partnerships and other collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for us to finance our operations on acceptable terms, if at all, and any future equity funding may involve significant dilution to our shareholders. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials, administrative programs, personnel, outside services and facility costs. Cellegy could be subject to de-listing by the Nasdaq National Market if certain financial standards are not maintained. We believe that available cash resources and the interest thereon will be adequate to satisfy our capital needs through at least December 31, 2004.

Factors That May Affect Future Operating Results

     This quarterly report contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, which reflect management's intentions, hopes, beliefs, expectations or predictions for the future. Investors are cautioned that these forward-looking statements are subject to numerous risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of review of our regulatory filings by the FDA and other regulatory authorities, particularly with regard to uncertainties relating to the Not Approvable status of our Fortigel NDA; possible supply disruptions relating to the bankruptcy filing of PanGeo Pharma, our primary contract manufacturer; and our need and ability to identify alternate suppliers and complete corporate partnerships. There can be no assurance that Cellegy's products will be approved for marketing by regulatory authorities or will be successfully marketed following approval. We undertake no obligation to update or revise the statements made herein, except as specifically required by law. For more information regarding the above, and other risk factors that may affect Cellegy's future results, investors should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosure Of Market Risk

     We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments as of June 30, 2003 are classified as available-for-sale and 24% and 76% of our long-term investments will mature by the end of 2004 and 2005, respectively. In order to reduce the average maturity of our investments, we sold one long-term investment in July at a gain and one other callable investment was called in July reducing our long-term investments by a total of $5.3 million. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio will not be significant. There have been no significant changes to our quantitative and qualitative disclosures from our Form 10-K.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

     Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

     During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   -  OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities and Use of Proceeds

     None

Item 3.   Defaults Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders, held on June 4, 2003, two matters were submitted to vote of the shareholders: (i) the election of directors; (ii) the ratification of Ernst & Young as the Company's independent auditors for the 2003 fiscal year.

     (i) With respect to the election of directors, the following nominees (constituting all of the Company's nominees for election) were elected by the votes indicated:

Nominee                                         For                   Withheld
-------                                         ---                   --------

Jack L. Bowman                              18,545,398                 184,980
K. Michael Forrest                          18,683,097                 47,281
Tobi B. Klar, M.D.                          18,683,771                 46,607
Ronald J. Saldarini, Ph.D.                  18,547,274                 183,104
Alan A. Steigrod                            18,536,318                 194,060
Larry J. Wells                              18,664,591                 65,787


     (ii) With respect to the ratification of Ernst & Young as the Company's independent auditors for the 2003 fiscal year, 18,702,087 shares voted in favor, 13,857 shares voted against and 14,434 shares were withheld.

Item 5.   Other Information

    The Board of Directors of the Company has adopted a Charter for the Nominating and Governance Committee of the Board of Directors, included as an exhibit.


Item 6.   Exhibits and Reports on Form 8-K

    (a)             Exhibits

    Exhibit No.     Description

    10.01 Charter of the Nominating and Governance Committee of the Board of Directors.

    31.1 Certification of Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

On July 7, 2003, the Company filed a Report on Form 8-K disclosing receipt of a Not Approvable letter from the FDA for our Fortigel product candidate.

On May 21, 2003, the Company filed a Report on Form 8-K disclosing that it entered into a new employment agreement with its Chairman, President and Chief Executive Officer, K. Michael Forrest, effective January 1, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CELLEGY PHARMACEUTICALS, INC.


Date:  August 13, 2003                   /s/ K. Michael Forrest
                                         ---------------------------------------
                                         K. Michael Forrest
                                         Chairman, President and Chief
                                         Executive Officer


Date:  August 13, 2003                   /s/ A. Richard Juelis
                                         ---------------------------------------
                                         A. Richard Juelis
                                         Vice President, Finance and
                                         Chief Financial Officer