Form 10-Q
period 2003-09-30
CELLEGY PHARMACEUTICALS INC
filed 2003-11-14
CIK 887247

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b under the Securities Exchange Act of 1934). Yes ___ No _X_

The number of shares outstanding of the registrant's common stock at November 7, 2003 was 20,020,876.

                          CELLEGY PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements ( Unaudited )

        Condensed  Consolidated  Balance  Sheets as of September 30,
        2003 (Unaudited) and December 31, 2002...............................  3

        Condensed  Consolidated  Statements  of  Operations  for the
        three  months and nine months ended  September  30, 2003 and
        2002,  and the  period  from June 26,  1989  (inception)  to
        September 30, 2003 (Unaudited).......................................  4

        Condensed Consolidated Statements of Cash Flows for the nine months  ended  September  30, 2003 and 2002,  and the period from  June  26,  1989  (inception)  to  September  30,  2003
        (Unaudited)..........................................................  5

        Notes  to  Condensed   Consolidated   Financial   Statements
        (Unaudited)..........................................................  6

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 10

Item 3. Quantitative and Qualitative Disclosure of Market Risk............... 13

Item 4. Controls and Procedures.............................................. 13

PART II OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 14

Item 2. Changes in Securities and Use of Proceeds ........................... 14

Item 3. Defaults Upon Senior Securities ..................................... 14

Item 4. Submission of Matters to a Vote of Security Holders ................. 14

Item 5. Other Information ................................................... 14

Item 6. Exhibits and Reports on Form 8-K .................................... 14

Signatures .................................................................. 15

Certifications .............................................................. 16

                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    Cellegy Pharmaceuticals, Inc.
                    (a development stage company)

                Condensed Consolidated Balance Sheets
              (Amounts in thousands, except share data)

                                                                          September 30,  December 31,
                                                                              2003          2002
                                                                             --------    --------
                                                                           (Unaudited)   ( Note 1 )
Assets
Current assets:
  Cash and cash equivalents ..............................................   $  8,501    $ 21,629
  Short-term investments .................................................      3,736       2,002
  Prepaid expenses and other current assets ..............................        685         608
                                                                             --------    --------
Total current assets .....................................................     12,922      24,239
Restricted cash ..........................................................        227         227
Property and equipment, net ..............................................      1,835       2,616
Long-term investments ....................................................      2,007          --
Goodwill .................................................................        814         814
Intangible assets related to acquisition, net of accumulated amortization of $1,142 and $983 as of September 30, 2003 and
December 31, 2002, respectively ..........................................        224         383
Other assets .............................................................        100         100
                                                                             --------    --------
Total assets .............................................................   $ 18,129    $ 28,379
                                                                             ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities ...............................   $  1,360    $  2,005
  Accrued compensation and related expenses ..............................        111         123
  Current portion of deferred revenue ....................................        832         832
                                                                             --------    --------
Total current liabilities ................................................      2,303       2,960
Other long-term liabilities ..............................................        715         717
Deferred revenue .........................................................     13,543      14,168

Shareholders' equity:
  Common stock, no par value; 35,000,000 shares authorized: 20,018,063 and
    19,652,356 shares issued and outstanding at September 30, 2003 and
    December 31, 2002, respectively ......................................     97,592      96,835
  Accumulated other comprehensive income (loss) ..........................        (30)         11
  Deficit accumulated during the development stage .......................    (95,994)    (86,312)
                                                                             --------    --------
Total shareholders' equity ...............................................      1,568      10,534
                                                                             --------    --------
Total liabilities and shareholders' equity ...............................   $ 18,129    $ 28,379
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

                    Cellegy Pharmaceuticals, Inc.
                    (a development stage company)

          Condensed Consolidated Statements of Operations

                             (Unaudited)
            (Amounts in thousands, except per share data)

                                                                                                                      Period from
                                                              Three Months Ended            Nine Months Ended        June 26, 1989
                                                                 September 30,                 September 30,        (inception) to
                                                           ------------------------      ------------------------    September 30,
                                                             2003           2002           2003            2002           2003
                                                           ---------      ---------      ---------       --------       ---------
Revenues:
  Contract revenue ......................................  $     208      $      --      $     625       $     --      $   3,321
  Government grants .....................................          0             27             13             27            561
  Product sales .........................................        206            118            431            535          5,534
                                                           ---------      ---------      ---------       --------       ---------
Total revenues ..........................................        414            145          1,069            562          9,416
Costs and expenses:
  Cost of product sales .................................         46             11             86             98          1,407
  Research and development ..............................      2,112          1,899          7,287          8,412         69,173
  Selling, general and administrative ...................        230             (9)         3,075          4,203         30,452
  Acquired in-process technology ........................         --             --             --             --          7,350
                                                           ---------      ---------      ---------       --------       ---------
Total costs and expenses ................................      2,388          1,901         10,448         12,713        108,382
                                                           ---------      ---------      ---------       --------       ---------
Operating loss ..........................................     (1,974)        (1,756)        (9,379)       (12,151)       (98,966)
  Interest and other income .............................        106            161            364            546          6,569
  Interest and other expense ............................       (100)           (28)          (667)           (28)        (2,149)
                                                           ---------      ---------      ---------       --------       ---------
Net loss ................................................     (1,968)        (1,623)        (9,682)       (11,633)       (94,546)
Non-cash preferred stock dividends ......................         --             --             --             --          1,448
                                                           ---------      ---------      ---------       --------       ---------
Net loss applicable to common shareholders ..............  $  (1,968)     $  (1,623)     $  (9,682)     $ (11,633)     $ (95,994)
                                                           =========      =========      =========      =========      =========
Basic and diluted net loss per common share .............  $   (0.10)     $   (0.09)     $   (0.49)     $   (0.67)
                                                           =========      =========      =========      =========
Weighted average common shares used in
  computing basic and diluted net loss per share ........     20,018         17,305         19,941         17,304
                                                           =========      =========      =========      =========

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Cellegy Pharmaceuticals, Inc.
                    (a development stage company)

           Condensed Consolidated Statements of Cash Flows

                             (Unaudited)
                       (Amounts in thousands)

                                                                                                                Period from
                                                                                                               June 26, 1989
                                                                       Nine Months Ended September 30,        (inception) to
                                                                     ----------------------------------        September 30,
                                                                        2003                  2002                  2003
                                                                      --------              --------              --------
Operating activities
Net loss .........................................................    $ (9,682)             $(11,633)             $(94,546)
Other operating activities .......................................         (38)                  505                31,715
                                                                      --------              --------              --------
Net cash used in operating activities.............................      (9,720)              (11,128)              (62,831)

Investing activities
Purchases of property and equipment ..............................        (202)                 (571)               (5,039)
Purchases of investments .........................................     (11,027)                  402               (98,918)
Sales and maturities of investments ..............................       7,286                 8,684                93,080
Proceeds from sale of property and equipment .....................          46                    --                   233
Cash used in acquisition of Vaxis and Quay........................          --                    --                  (511)
                                                                      --------              --------              --------
Net cash provided by (used in) investing activities ..............      (3,897)                8,515               (11,155)

Financing activities
Proceeds from notes payable ......................................          --                    --                 8,047
Repayment of notes payable .......................................          --                    --                (6,611)
Proceeds from restricted cash ....................................          --                    --                   387
Other assets .....................................................          --                    --                  (614)
Other long-term liabilities.......................................          --                    --                    --
Net proceeds from issuance of common stock........................         489                    25                69,600
Issuance of convertible preferred stock,
 net of issuance costs and deferred financing costs ..............          --                    --                11,678
                                                                      --------              --------              --------
Net cash provided by financing activities.........................         489                    25                82,487
                                                                      --------              --------              --------
Net (decrease) increase in cash and cash equivalents .............     (13,128)               (2,588)                8,501
Cash and cash equivalents, beginning of period....................      21,629                 5,795                    --
                                                                      --------              --------              --------
Cash and cash equivalents, end of period..........................    $  8,501                 3,207              $  8,501
                                                                      ========              ========              ========

           The accompanying notes are an integral part of these condensedconsolidated financial statements.

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

     The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

     Up-front payments, such as the $15.0 million payment received from PDI, Inc. ("PDI") under the License Agreement with PDI for Fortigel(TM) (testosterone gel) 2%, are recorded as deferred revenue at the time the cash is received. Amounts are recognized as revenue on a straight-line basis over the longer of the life of the contract or the service period. Royalties payable to Cellegy under the Fortigel License Agreement with PDI, if any, will be recognized as earned when the royalties are no longer refundable to PDI under certain minimum royalty terms defined in the agreement.

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

Goodwill and Other Intangible Assets

     Goodwill that is related to the purchase of Quay Pharmaceuticals in June 2000, included in intangible assets, represents the excess purchase price over the fair value of net assets acquired. The carrying value of goodwill ($814,000) is based on management's current assessment of recoverability using objective and subjective factors. We evaluate our goodwill for impairment on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. An impairment loss, if needed, would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted cash flows or other appropriate fair value methods.

     FAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We currently amortize our other intangible assets on a straight-line basis over their estimated useful lives ranging from three to five years. Amortization taken to date as of September 30, 2003 was approximately $1,142,000.

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

     The Company valued its employee and director options using the following weighted average assumptions for the three and nine month periods September 30, 2003 and 2002:

                                          Three Months          Nine Months
                                      Ended September 30,   Ended September 30,
                                      -------------------   -------------------
                                      2003          2002      2003         2002
                                      ----          ----      ----         ----
Risk-free interest rate ............  2.7%          4.0%      2.6%         4.3%
Dividend yield .....................    0%            0%        0%           0%
Volatility .........................  0.89          0.98      0.89         0.98
Expected life of options in years ..  4.2           4.3       4.2          4.3

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands):

                                                                         Three Months Ended                   Nine Months Ended
                                                                            September 30,                        September 30,
                                                                      -------------------------           -------------------------
                                                                        2003             2002               2003             2002
                                                                      --------         --------           --------         --------
Net loss as reported ...........................................      $ (1,968)        $ (1,623)          $ (9,682)        $(11,633)

Stock-based employee compensation costs and
   credits included in the determination of net
   loss, as reported ...........................................          (694)            --                 (258)              15
Deduct: Stock-based employee compensation costs
   that would have been included in the
   determination of net loss if the fair value
   method had been applied to all awards .......................          (351)            (528)            (1,046)          (2,123)
                                                                      --------         --------           --------         --------
Net loss, pro forma ............................................      $ (3,013)        $ (2,151)          $(10,986)        $(13,741)
Basic and diluted net loss per share, as reported ..............      $  (0.10)        $  (0.09)          $  (0.49)        $  (0.67)
Pro forma basic and diluted net loss per share .................      $  (0.15)        $  (0.12)          $  (0.55)        $  (0.79)

     The effects of applying FAS 123 pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Reclassification

Certain prior year balances have been reclassified for comparative purposes.

Note 3. - Comprehensive Loss

     Accumulated other comprehensive income (loss) presented on the accompanying balance sheets consists of the accumulated net unrealized gain or loss on available-for-sale investments and foreign currency translation adjustments.

     The components of comprehensive loss for the three and nine month periods ended September 30, 2003 and 2002 are as follows (in thousands):

                                                                         Three Months Ended              Nine Months Ended
                                                                            September 30,                   September 30,
                                                                      -------------------------       -------------------------
                                                                        2003             2002           2003             2002
                                                                      --------         --------       --------         --------

Net loss as reported ...............................................  $ (1,968)       $ (1,623)       $ (9,682)       $(11,633)
Other comprehensive income (loss):
  Unrealized gains (losses) on marketable securities ...............        (6)            (14)             62             (80)
  Foreign currency translation adjustment ..........................       (90)             (5)           (104)             (3)
                                                                      --------        --------        --------        --------
Other comprehensive income (loss) ..................................       (96)            (19)            (42)            (83)
                                                                      --------        --------        --------        --------
Comprehensive loss .................................................  $ (2,064)       $ (1,642)       $ (9,724)       $(11,716)
                                                                      ========        ========        ========        ========

Note 4. - Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted average number of shares of stock outstanding during the period. Shares issuable under outstanding stock options and warrants have been excluded from the computations, as their effect is antidilutive.

Note 5. - Segment Reporting

     The following  table  contains  information  regarding  revenues and income
(loss) from operating each business segment (in thousands):

                                    Three Months Ended                        Nine Months Ended
                                       September 30,                             September 30,
                               -----------------------------             -----------------------------
                                  2003                2002                 2003                  2002
                               --------             --------             --------             --------
Revenues:
    Pharmaceuticals            $    320             $    102             $    920             $    233
    Skin Care                        94                   43                  149                  329
                               --------             --------             --------             --------
                               $    414             $    145             $  1,069             $    562
                               ========             ========             ========             ========
Operating income (loss):
    Pharmaceuticals            $ (2,034)            $ (1,779)            $ (9,416)            $(12,355)
    Skin Care                        60                   23                   37                  204
                               --------             --------             --------             --------
                               $ (1,974)            $ (1,756)            $ (9,379)            $(12,151)
                               ========             ========             ========             ========

     All of the Company's assets are related to the pharmaceutical segment and most of these assets are located in the United States.

Note 6. - Related Parties

    The licensing revenue of $208,000 and $625,000 for the three and nine months ended September 30, 2003, respectively, and $625,000 for the period from inception to September 30, 2003, reflects revenue recognized over the term of the License Agreement with PDI, associated with the $15,000,000 upfront payment received from PDI in December 2002.

Note 7. - Property and Equipment

     During the first quarter of 2003, Cellegy recorded a non-operating expense of $542,000 associated with the reassessment of our South San Francisco facility sub-lease arrangement, primarily related to the write down of capitalized tenant improvements. This write down was associated with modifications made by our sub-tenant to a portion of the facility that the sub-tenant occupies.

Note 8. - Subsequent Events

     On October 24, 2003, Cellegy filed a Report on Form 8-K announcing that it received a mediation notice from PDI, Inc., under the exclusive License Agreement entered into on December 31, 2002, relating to Cellegy's Fortigel product. If mediation procedures fail, Cellegy or PDI can initiate legal proceedings at that time. Legal costs and the outcome of mediation cannot be estimated at this time.

     On November 4, 2003, Cellegy filed a Report on Form 8-K announcing the resignation of Ernst & Young LLP as the Company's independent auditors and the appointment of PricewaterhouseCoopers LLP, effective with the filing of this Form 10-Q.

     On November 6, 2003, Cellegy announced changes in the composition of its Board of Directors, including the appointment of Mr. Richard C. Williams, as Board Chairman, and Messrs. John Q. Adams, Sr. and Thomas M. Steinberg as new directors, along with the resignation of Messrs. Bowman, Steigrod and Wells as directors. In consideration of Mr. Williams' agreement to serve as Chairman and as director, the Company agreed to pay Mr. Williams a fee of $100,000 per year. The Company also granted a stock option to Mr. Williams to purchase 1,000,000 shares of common stock, with 400,000 shares at an exercise price equal to the closing price of the stock on the grant date and 600,000 shares at an exercise price of $5.00 per share. The option is vested and exercisable in full immediately, although a portion of the option, covering up to 600,000 shares initially and declining over time, is subject to cancellation to the extent the portion has not been exercised, in the event that Mr. Williams voluntarily resigns as Chairman and a director within certain time periods.

     In addition, stock options held by directors who resigned were modified to become exercisable in full immediately on resignation with an extension of the exercise period on all options for five years from the resignation date. Generally, similar modifications were approved for stock options held by directors Ronald J. Saldarini, Ph.D. and Tobi B. Klar, M.D., if they are no longer directors before November 2004. Certain modifications to all employee stock options were also approved, including accelerated vesting, a longer post-termination exercise period for options in some instances and certain severance benefits, if employment is terminated for certain reasons before November 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors should be aware that these forward-looking statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials and the outcome and timing of discussing with the FDA and other regulatory authorities, particularly with regard to additional requirements for marketing approval of Fortigel. There can be no assurance that any of Cellegy's products will be approved for marketing by regulatory authorities or that these product candidates can be successfully marketed following approval. There is uncertainty regarding the outcome of recently announced mediation proceedings initiated by PDI, Cellegy's Fortigel licensee. If PDI or Cellegy initiates legal actions relating to the License Agreement, there can be no assurances regarding the outcome, and the Company could be required to devote significant time and resources to such proceedings. An adverse outcome in any potential proceeding could have a material financial impact on Cellegy. You are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise statements made herein.

     Cellegy Pharmaceuticals, Inc., a specialty biopharmaceutical company incorporated in California in 1989, is engaged in the development of prescription drugs in the areas of gastroenterology, sexual dysfunction and nitric oxide technologies. We are developing several prescription drug candidates, including Cellegesic(TM) (nitroglycerin ointment) for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel product candidates, Fortigel(TM) (testosterone gel) for the treatment of male hypogonadism, a condition that afflicts men, generally above the age of forty, and Tostrelle(TM) (testosterone gel), for the treatment of sexual dysfunction in menopausal women. Other pipeline products include nitric oxide donors for the treatment of female sexual dysfunction, Raynaud's Disease, restless leg syndrome and prostate cancer.

General

     In August 2001, Cellegy and Ventiv Health, Inc. ("Ventiv") signed a six year agreement to commercialize Cellegesic in the United States. Ventiv was to have delivered integrated marketing and sales solutions, provide pre-launch support, and recruit and train a sales force which would have been jointly managed by both companies. In September 2002, Cellegy and Ventiv terminated the Cellegesic agreement based on a delay in commercialization of Cellegesic due to our withdrawal of the Cellegesic NDA

     In November 2001, we acquired a private Canadian based company, Vaxis Therapeutics, valued at $4.1 million. The purchase price was payable primarily in shares of Cellegy common stock. The purchase price was allocated to net tangible assets of $250,000, intangible assets of $350,000 and $3,507,000 of in-process research and development. The intangibles of $350,000 are being amortized over five years and the in-process research and development was expensed in the fourth quarter of 2001. The results of operations of the acquired company have been included in our consolidated financial statements since the acquisition date.

    In November 2002, we completed a private placement of 2.2 million shares of our common stock resulting in approximately $5.5 million of gross proceeds to Cellegy. The financing was with a single investor, John M. Gregory, founder and former CEO of King Pharmaceuticals and currently managing partner of SJ Strategic Investments, LLC.

     In December 2002, Cellegy entered into an exclusive License Agreement with PDI, Inc. to commercialize Fortigel in North American markets. Under the terms of the agreement, PDI's Pharmaceutical Products Group will be responsible for the marketing and sale of Fortigel, if approved, utilizing its existing sales and marketing infrastructure. Cellegy received a payment of $15.0 million upon signing the agreement and may receive a milestone payment and royalties following a successful product launch. Cellegy is responsible for supplying finished product to PDI through Cellegy's contract manufacturer.

     In July 2003, we reported that the FDA issued a Not Approvable letter for our Fortigel product candidate. We are in discussions with the FDA to determine what additional information or actions, including possible additional clinical trials, will be required to obtain marketing approval.

     In October 2003, Cellegy announced that it received a mediation notice from PDI under the exclusive License Agreement entered into in December 2002 relating to Fortigel. The dispute resolution provisions of the agreement require non-binding mediation before either party may initiate further legal proceedings. The communication asserted several claims relating to the License Agreement. If the mediation procedures fail, PDI or Cellegy could initiate legal proceedings at that time. Legal costs and the outcome of mediation cannot be estimated at this time.

Results of Operations

     Revenues. Cellegy had revenues of $414,000 and $145,000 for the three months ended September 30, 2003 and 2002, respectively. During the three months ended September 30, 2003, revenues consisted of $112,000 in Rectogesic(R) (nitroglycerin ointment) sales in Australia, $94,000 in skin care product sales to Gryphon Development, the product development division of a major specialty retailer and $208,000 in licensing revenue for Fortigel. For the same period last year, revenues consisted of $75,000 in Rectogesic sales, $43,000 in skin care product sales and $27,000 in Canadian government grants to Cellegy Canada.

    Cellegy had revenues of $1,069,000 and $562,000 for the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended
September 30, 2003, revenues consisted of $282,000 in Australian Rectogesic sales, $624,000 in licensing revenue for Fortigel, $150,000 in product sales to Gryphon and $13,000 in Canadian government grants. For the nine months of last year, revenues were comprised of $205,000 in Australian Rectogesic sales, $225,000 in skin care product sales to Gryphon, $105,000 in other skin care product sales and $27,000 in Canadian grant revenue.

    The licensing revenue of $208,000 from PDI for each of the first two quarters of 2003 reflects the quarterly recognition, over the term of the License Agreement with PDI, associated with the $15,000,000 upfront payment received from PDI in December 2002. The Company expects the balance to be recorded as licensing revenue in subsequent quarters. Gryphon has placed orders totaling approximately $160,000 covering their current skin care product requirements for the remainder of 2003.

     Research and Development Expenses. Research and development expenses were $2,112,000 for the three months ended September 30, 2003, compared with $1,899,000 for the same period last year. During the nine months ended September 30, 2003 and 2002, research and development expenses were $7,287,000 and $8,412,000, respectively. Higher research and development expenses for the three months ended September 30, 2003, compared with the same period last year, are due to increases in clinical expenses associated with the Cellegesic Phase 3 trial and the on-going Phase 2 trial for Tostrelle. These were somewhat offset by the winding down of our domestic research operations beginning in the third quarter of 2002 and reduced facility expenses this year due to the sublease of a significant portion of our South San Francisco laboratories which began in the third quarter of last year.

     Lower research and development expenses for the nine months ended September 30, 2003, compared with the same period last year, are primarily due to the winding down of our domestic laboratory operations and a reduction in force, affecting most of our research personnel, in the third quarter of 2002. In addition, there were significant regulatory expenses, including an FDA User Fee, associated with the filing of our Fortigel NDA during the second quarter of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $230,000 for the three months ended September 30, 2003, compared with a credit of $9,000 for the same period last year. During the nine months ended September 30, 2003 and 2002, these expenses were $3,075,000 and $4,203,000, respectively. Excluding non-cash compensation expense, selling, general and administrative expenses were lower for the three months ended September 30, 2003, compared with the same period last year, primarily due to a decrease in facility expenses associated with the sublease of a significant portion of our South San Francisco offices. A significant non-cash compensation credit of $465,000 was recognized in the third quarter of this year resulting from the variable accounting treatment associated with the cancellation of certain stock options in December 2002. For the same period last year, a significant credit of $826,000 was recognized upon the termination of the Ventiv Health Agreement.

     For the nine months ended September 30, 2003, compared with the same period last year, selling, general and administrative expenses decreased by $1,128,000. Cellegy incurred significant pre-launch marketing costs relating to its Cellegesic product candidate in the first half of last year, which were discontinued when the Cellegesic NDA was withdrawn in the second quarter of 2002. Reductions in staff and further reductions in marketing expenses made in the second half of last year have been maintained through the first nine months of this year.

     Excluding non-cash compensation charges associated with variable accounting treatments, selling, general and administrative expenses are expected to remain at the third quarter level throughout the rest of this year, primarily in support of the Company's clinical programs and to assure compliance with additional accounting and legislated internal control requirements. We do not expect to incur domestic marketing expenses over the next several quarters.

     Interest and Other Income (Expense), Net. For the three months ended September 30, 2003, Cellegy had net interest and other income of $6,000, comprised of $106,000 in interest income and other income and $100,000 in losses from the disposal of fixed assets. For the three months ended September 30, 2002, Cellegy had net interest and other income of $133,000, comprised of $72,000 in interest and other income, $89,000 in gains from disposal of fixed assets and $28,000 in interest expense. For the nine months ended September 30, 2003, Cellegy recorded a net interest and other expense of $303,000, comprised of interest and other income of $364,000 offset primarily by a write-down of capitalized tenant improvements recorded during the first quarter and losses on disposal of fixed assets totaling $667,000. For the nine months ended September 30, 2002, net interest and other income was $518,000, consisting of $457,000 in interest income, $89,000 in gains from the disposal of fixed assets and $28,000 in interest expense.

     Net Loss. Net loss was $1,968,000 or $0.10 per share based on 20,018,000 weighted average shares outstanding for the three months ended September 30, 2003, compared with a net loss of $1,623,000 or $0.09 per share based on 17,305,000 weighted average shares outstanding for the same period last year. For the nine months ended September 30, 2003, the net loss was $9,682,000 or $0.49 per share based on 19,941,000 weighted average shares outstanding, compared with $11,633,000 or $0.67 per share based on 17,304,000 weighted average shares outstanding for the same period last year.

Liquidity and Capital Resources

     We have experienced net losses from operations each year since our inception. Through September 30, 2003, we had incurred an accumulated deficit of $96.0 million and had consumed cash from operations of $62.8 million. Cash from equity financing transactions has included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997, $10.0 million in net proceeds from a private placement in July 1999, $11.6 million in net proceeds from a private placement in October 2000, $15.2 million in net proceeds from a private placement in June 2001 and $5.2 million in net proceeds from a private placement in November 2002.

     Our cash and investments were $14.5 million at September 30, 2003, compared with $23.9 million at December 31, 2002, including $227,000 of restricted cash at each date. The decrease in cash and investments of $9.4 million in the first three quarters of 2003 was principally due to cash used to support operations. Our operations have used and will likely continue to incur a net use of cash in future quarters. The amount of cash used will depend on numerous factors including, without limitation: requirements in support of our development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, including the cost of complying with potential additional FDA information and/or clinical trial requirements to obtain marketing approval of our Fortigel product candidate, the costs of filing, prosecuting, defending and enforcing our intellectual property rights and legal costs associated with the PDI mediation proceedings. Net cash used in operations for the remainder of this year is expected to average about $1.0 million per month.

     As a result of the above factors, we will require additional funds to finance operations and may seek private or public equity investments, corporate partnerships and other collaborative arrangements with third parties to meet such needs. There is no assurance that such funding will be available for us to finance our operations on acceptable terms, if at all, and any future equity funding may involve significant dilution to our shareholders. Insufficient funding may require us to delay, reduce or eliminate some or all of our research and development activities, planned clinical trials, administrative programs, personnel, outside services and facility costs. Cellegy could be subject to de-listing by the Nasdaq National Market if certain financial standards are not maintained. We believe that available cash resources with additional financing and the interest thereon will be adequate to satisfy our capital needs through at least December 31, 2004, assuming no material financial impact associated with the settlement of potential proceedings related to mediation procedures initiated by PDI.

Factors That May Affect Future Operating Results

     This quarterly report contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, which reflect management's intentions, hopes, beliefs, expectations or predictions for the future. Investors are cautioned that these forward-looking statements are subject to numerous risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials, and the outcome and timing of discussions with our regulatory filings by the FDA and other regulatory authorities, particularly with regard to additional requirements for marketing approval of Fortigel. There can be no assurance that any of Cellegy's products will be approved for marketing by regulatory authorities or that these product candidates can be successfully marketed following approval. There is uncertainty regarding the outcome of recently announced mediation proceedings initiated by PDI, Cellegy's Fortigel licensee. If PDI or Cellegy initiates legal actions relating to the License Agreement, there can be no assurances regarding the outcome, and the Company could be required to devote significant time and resources to such proceedings. An adverse outcome in any potential proceeding could have a material financial impact on Cellegy. In addition, there may be supply disruptions relating to the bankruptcy filing of PanGeo Pharma, our primary contract manufacturer, and there may be delays and additional costs relating to the identification and validation of alternate suppliers. We undertake no obligation to update or revise the statements made herein, except as specifically required by law. For more information regarding the above, and other risk factors that may affect Cellegy's future results, investors should refer to the Company's other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2002.


Item 3. Quantitative and Qualitative Disclosure Of Market Risk

     We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments as of September 30, 2003 are classified as available-for-sale and 64% and 36% of our long-term investments will mature by the end of 2004 and 2005, respectively. In order to reduce the average maturity of our investments, we sold one long-term investment in July at a gain and one other callable investment was called in July reducing our long-term investments by a total of $5.3 million. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio will not be significant. There have been no significant changes to our quantitative and qualitative disclosures from our Form 10-K.

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

     Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

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

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

a) Reports on Form 8-K

On October 25, 2003, the Company filed a Report on Form 8-K disclosing that it received a mediation notice from PDI, Inc., under the exclusive License Agreement entered into in December 2002 relating to Cellegy's product Fortigel.

On November 4, 2003, the Company filed a Report on Form 8-K announcing the resignation of Ernst & Young LLP as the Company's independent auditors and the appointment of PricewaterhouseCoopers LLP effective with the filing of this Form 10-Q.

On November 6, 2003, Cellegy announced changes in the composition of its Board of Directors including the appointment of Mr. Richard C. Williams, as Board Chairman, Messrs. John Q. Adams, Sr. and Thomas M. Steinberg as new directors, along with the resignations of Messrs. Bowman, Steigrod and Wells as directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CELLEGY PHARMACEUTICALS, INC.


Date:  November 14, 2003             /s/ K. Michael Forrest
                                     -------------------------------------------
                                     K. Michael Forrest
                                     President and Chief Executive Officer


Date:  November 14, 2003             /s/ A. Richard Juelis
                                     -------------------------------------------
                                     A. Richard Juelis
                                     Vice President, Finance and
                                     Chief Financial Officer