Form 10-K/A
period 2002-12-31
CELLEGY PHARMACEUTICALS INC
filed 2004-03-24
CIK 887247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark one)
       X          Annual Report Pursuant to Section 13 or 15(d) of the
---------------   Securities Exchange Act of 1934 for the Fiscal Year
                  Ended December 31, 2002
OR

                  Transition Report Pursuant to Section 13 or 15(d) of the ---------------- Securities Exchange Act of 1934

                        Commission File Number 000-26372


                          CELLEGY PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

          California                                    82-0429727
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

349 Oyster Point Boulevard, Suite 200, South San Francisco, California  94080
             (Address of Principal ExecutiveOffices)                  (zip code)

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

                         YES      X          NO
                              ---------          -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

                         YES  _____          NO  __X___

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

                              10-K/A ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     Part II

Item 6.    SELECTED FINANCIAL DATA ..........................................  3
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS ........................................  4
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................... 13

                                  Part IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.. 14

                             EXPLANATORY NOTE

     Cellegy Pharmaceuticals, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-K (the "Amended Form 10-K/A") to amend and restate the financial statements and certain items within Parts II and IV contained in the Company's Annual Report on Form 10-K (the "Original Form 10-K") relating to the Company's year ended December 31, 2002 as originally filed with the Securities and Exchange Commission on March 21, 2003. The Amended Form 10-K/A reflects the restatement of the Company's audited consolidated financial statements as of December 31, 2002, and related changes in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In the course of preparing its financial statements for the year ended December 31, 2003, the Company determined that it was necessary to adjust the accounting treatment for certain employee and director stock options that had been cancelled during the fourth quarter of 2002. The Company initially accounted for the cancellation of certain unvested options as a modification to the stock options and applied variable accounting treatment to the uncancelled portion of the stock options. Subsequently, the Company determined that was not the appropriate application under generally accepted accounting principles, and reversed the $695,000 of expense previously recorded in the fourth quarter of 2002 related to the intrinsic value of the vested options. Cellegy will also file amended quarterly reports on Form 10-Q/A for each of the first three quarters of 2003.

     A summary of the effect of this adjustment on the 2002 financial statements is as follows: in the statement of operations, research and development expense, selling, general and administrative expense and the net loss were reduced by $269,000, $426,000 and $695,000 respectively, on the consolidated balance sheet, common stock and the accumulated deficit were both reduced by $695,000.

     This Amended Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-K, except as required to reflect the effects of the restatement described above and in note 13 to the financial statements included in this Amended Form 10-K/A. Additionally, this Amended Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company after the date of the original filing. All information contained in this Amended Form 10-K/A and the Original Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing of this Amended Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This Amended Form 10-K/A does not include the items from the Original Form 10-K that are not being amended.

                                     PART II

ITEM 6:           SELECTED FINANCIAL DATA

     The following selected historical information has been derived from audited financial statements of Cellegy. The financial information as of December 31, 2002 and 2001 and for each of the three earlier years in the period ended
December 31 are derived from audited financial statements. The financial statements, related notes thereto, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K/A should be read carefully. The selected data is not intended to replace the financial statements.

        ($000's)                                                    Years ended December 31,
                                             ----------------------------------------------------------------------
                                                2002            2001         2000            1999           1998
                                                ----            ----         ----            ----           ----
                                            (Restated)(3)
Statement of Operations Data:

Revenues ...............................      $  1,402       $    877       $  1,586       $  1,045       $    832

Costs and expenses (1) .................        17,163         21,847         13,573         10,847          9,266
                                              --------       --------       --------       --------       --------
Loss from operations ...................       (15,761)       (20,970)       (11,987)        (9,802)        (8,434)

Interest income and other net and
  interest expense .....................           520          1,505            569            501          1,068
                                              --------       --------       --------       --------       --------
Net loss ...............................      $(15,241)      $(19,465)      $(11,418)      $ (9,301)      $ (7,366)
                                              ========       ========       ========       ========       ========
Basic and diluted net loss per common
share ..................................      $  (0.86)      $  (1.26)      $  (0.91)      $  (0.85)      $  (0.73)
                                              ========       ========       ========       ========       ========
Weighted average common shares
  outstanding ..........................        17,643         15,503         12,542         10,914         10,160

(1) For the year ended December 31, 2002, Cellegy recorded non-cash compensation expense totaling $321,702, with approximately $265,702 occurring in the fourth quarter. During the year ended December 31, 2001, we recorded non-cash charges of $3,507,134 for in-process research and development associated with the Vaxis acquisition and $750,000 in non-cash charges for research and development expenses associated with milestone payments to Neptune Pharmaceuticals.



                                                                             December 31,
                                                 --------------------------------------------------------------------
                                                    2002          2001          2000            1999          1998
                                                 ---------     ---------      ---------       ---------     ---------
                                               (Restated)(3)
Balance Sheet Data:

Cash, cash equivalents and investments (2)       $ 23,858       $ 17,190       $ 15,923       $ 16,737       $ 15,220

Total assets ..............................        28,379         22,367         21,259         20,913         19,484

Deficit accumulated during the
  development stage .......................       (85,617)       (70,377)       (50,912)       (39,494)       (30,192)

Total shareholders' equity ................      $ 10,534       $ 19,845       $ 18,794       $ 15,839       $ 14,218


(2) Includes restricted cash of $227,500 in 2002 and $614,000 in 2001.


(3) See Footnote 13 in the Notes to Consolidated Financial Statements

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

     The Consolidated Financial Statements as of and for the year ended December 31, 2002 and the notes thereto included in this Amended Form 10K/A have been restated. For additional information regarding the restatement, please refer to
Note 13 to the Consolidated Financial Statements included in Item 8. All applicable financial information presented in this Item 7 has been restated to take into account the effects of the restatement described in Note 13 to the Consolidated Financial Statements.

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

     In December 2002, Cellegy entered into an exclusive license agreement with PDI, Inc. to commercialize Tostrex in North American markets. Under the terms of the agreement, PDI's Pharmaceutical Products Group will be responsible for the marketing and sale of Tostrex and utilizing its existing sales and marketing infrastructure and skills contained within the PDI Pharmaceutical Products Group. Cellegy received a payment of $15.0 million upon signing of the agreement on December 31, 2002 and will receive a milestone payment of $10.0 million upon approval of the product by the FDA in the United States. PDI will also make royalty payments on net sales ranging from 20% to 30%. Cellegy will be responsible for supplying finished product to PDI through Cellegy's contract manufacturer.

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

     Research and Development Expenses. Research and development expenses were $10,403,000 in 2002 compared with $14,098,000 in 2001 and $9,574,000 in 2000.
Total research and development expenses represented 58%, 65%, and 71% of our total operating expenses in 2002, 2001 and 2000, respectively. Total research and development expenses in 2002 compared with 2001 decreased by $3,695,000 or by 26%. The decrease was due to completion of the Cellegesic Phase III clinical trial and the completion of smaller Tostrex trials in 2001 and non-cash charges of $750,000 relating to milestone payments made to Neptune Pharmaceuticals in 2001. The increase of $829,000 or 9% in 2002 compared with 2000 was primarily due to spending associated with the Tostrex Phase III NDA filing costs and non-cash compensation charges relating to stock options. Research and development expenses include salaries and benefits, laboratory supplies, external research programs, clinical studies and allocated overhead costs such as rent, supplies and utilities. In addition to clinical site payments, clinical costs include the manufacturing of clinical supplies and related costs associated with product testing stability studies.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6,390,000 in 2002 compared with $4,042,000 in 2001 and $3,631,000 in 2000. The increases in 2002 compared with both 2001 and 2000 consisted primarily of sales and marketing expenses totaling $2,094,000 primarily related to Cellegesic pre-launch activities in the first half of 2002. In addition, we incurred investment banking fees, slightly offset by decreases in general office expenses. Our selling, general and administrative expenses are expected to increase in the second half of 2003 in support of our business development programs and product commercialization efforts.

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

     Interest Income and Other Net and Interest Expense. Cellegy recognized $548,000 in interest income and other net, for 2002, compared with $1,532,000 in 2001, and $770,000 for 2000. Reductions in interest income were tied primarily to lower average investment balances, interest rates and rental income during 2002. Interest expenses were approximately $27,000 in both 2002 and 2001 and $201,000 in 2000. Interest expenses for 2002 and 2001 were related to the Ventiv loan and a separate commercial bank loan, respectively. Interest expense decreased by $174,000 in 2001 compared with 2000 due to the full repayment of commercial bank loan in 2001. Other income includes net rental income from our sub-lessees of $119,000 in 2002, $897,000 in 2001, and $80,000 in 2000. One of
Cellegy's earlier sub-lease agreements expired in December 2001 and was replaced by a new sub-lease agreement which became effective in August 2002.

     Net Loss. The net loss in 2002 was $15,241,000 or $0.86 per share based on 17,643,000 weighted average shares outstanding compared with the net loss in 2001 of $19,465,000 or $1.26 per share based on 15,503,000 weighted average shares outstanding. In 2000, our net loss was $11,418,000 or $0.91 per share based on 12,542,000 weighted average shares outstanding.

Liquidity and Capital Resources

     We have experienced net losses from operations each year since our inception. Through December 31, 2002, we had incurred an accumulated deficit of $85.6 million and had consumed cash from operations of $53.1 million. Cash from equity financing transactions have included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997, $10.0 million in net proceeds from a private placement in July 1999, $11.6 million in net proceeds from a private placement in October 2000, $15.2 million in net proceeds from a private placement in June 2001 and $5.2 million in net proceeds from a private placement in November 2002.

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

     We have a ten-year operating lease commitment on our facility with our current landlord. Our operating lease commitments are $1,288,000 for 2003 and $7,036,000 thereafter in annual amounts of approximately $1.3 to $1.5 million. Information about this commitment as of December 31, 2002 is presented in the table below (in thousands):

           Contractual
           Obligations        Total          2003         2004 - 2005     2006 - 2007      Thereafter
       ------------------ ------------- -------------- ---------------- --------------- ----------------
        Operating lease     $ 8,324        $ 1,288         $ 2,691         $ 2,854          $ 1,491


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

     Cellegy's prescription product candidates, and our ongoing research and clinical activities such as those relating to our product candidates Cellegesic, Tostrex and Tostrelle, are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. Before we obtain regulatory approval for the commercial sale of our potential drug products, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. The timing of NDA submissions, the outcome of reviews by the FDA and the initiation and completion of other clinical trials are subject to uncertainty, change and unforeseen delays. Under the Prescription Drug User Fee Act, the FDA establishes a target date to complete its review of an NDA. Although the FDA attempts to respond by the relevant PDUFA date to companies which file NDAs, there is no assurance or obligation on the FDA's part to do so. For example, because Cellegy has not received feedback from the FDA on certain parts of our Tostrex NDA submission, the FDA could extend the approvability decision for this NDA beyond the current PDUFA date of April 6, 2003. In addition, extensive current pre-clinical and clinical testing requirements and the current regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities, or new government regulations, could prevent or delay regulatory approval of Cellegy's products.

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

     Disagreements may occur in the future, and one or more of our ongoing or planned clinical trials could be delayed or be required to be repeated in order to satisfy regulatory requirements. The FDA could impose requirements on future trials that could delay or prevent the regulatory approval process for Tostrex, Cellegesic or Tostrelle. For example, in June 2002, Cellegy announced that it had submitted an NDA for Tostrex including data from a Phase III clinical study using Tostrex to treat male hypogonadism. There can be no assurance that the FDA will find the trial data, the statistical analysis methodology used by Cellegy, or other sections of the NDA sufficient to approve Tostrex for marketing in the United States. The FDA could require further trials, decide to have an Advisory Panel review the submission, with an uncertain outcome of such panel's recommendation, or take other actions having the effect of delaying or preventing commercial introduction of Tostrex. If the FDA delays its response beyond the current PDUFA date for our Tostrex NDA, our business plans and the market price of our common stock would be adversely affected.

     Sales of Cellegy's products outside the United States are subject to different regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of Cellegy's products in those countries.

Our clinical trial results are very difficult to predict in advance, and the clinical trial process is subject to delays. Failure of one or more clinical trials or delays in trial completion could adversely affect our business and our stock price.

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

     Our accumulated deficit as of December 31, 2002 was approximately $85.6 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses for at least the next two years. We plan to increase our operating expenses as we continue to devote significant resources to pre-clinical studies, clinical trials, administrative, marketing, sales and patent activities. Accordingly, without substantial revenues from new corporate collaborations, royalties on product sales or other revenue sources, we expect to incur substantial operating losses in the foreseeable future as our potential products move into commercialization, and we continue to invest in research and clinical trials. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. The amount of future net losses, and the time required to reach profitability, are both highly uncertain. To achieve sustained profitable operations, we must, among other things, successfully discover, develop, obtain regulatory approvals for and market pharmaceutical products. We cannot assure you that we will ever be able to achieve or sustain profitability.

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

     Cellegy has no direct experience in manufacturing commercial quantities of products and currently does not have any capacity to manufacture products on a large commercial scale. We currently rely on a limited number of contract manufacturers, primarily PanGeo Pharma, and suppliers to manufacture our formulations. Although we believe that there will be adequate third party manufacturers, there can be no assurance that we will be able to enter into acceptable agreements with them. In the future, we may not be able to obtain contract manufacturing on commercially acceptable terms for compounds or product formulations in the quantities we need. Manufacturing or quality control problems, lack of financial resources or qualified personnel could occur with our contract manufacturers causing product shipment delays, inadequate supply, or causing the contractor not to be able to maintain compliance with the FDA's current good manufacturing practice requirements necessary to continue manufacturing. Such problems could reduce product sales, result in substantial Cellegy liabilities under our Tostrex license agreement or otherwise adversely affect Cellegy's business and stock price.

We face intense competition from larger companies, and in the future Cellegy may not have the resources required to develop innovative products. Cellegy's products are subject to competition from existing products.

     The pharmaceutical industry is subject to rapid and significant technological change. In the development and marketing of prescription drugs, Cellegy faces intense competition. Cellegy is much smaller in terms of size and resources than many of its competitors in the United States and abroad, which include, among others, major pharmaceutical, chemical, consumer product, specialty pharmaceutical and biotechnology companies, universities and other research institutions. Cellegy's competitors may succeed in developing technologies and products that are more effective than any that we are developing and could render Cellegy's technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, clinical production and marketing capabilities and regulatory experience. In addition, Cellegy's products are subject to competition from existing products. For example, Cellegy's Tostrex product, if commercialized in the United States, is expected to compete with two currently marketed testosterone gel products sold by Unimed/Solvay and Auxilium Pharmaceuticals, and a transdermal patch product sold by Watson Pharmaceuticals. Cellegy's Cellegesic product, if commercialized, is expected to compete with over-the-counter products, such as Preparation H marketed by American Home Products, and various other prescription products. As a result, we cannot assure you that Cellegy's products under development will be able to compete successfully with existing products or innovative products under development by other organizations.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The financial statements required by Item 8 are set forth below on pages F-1 through F-26 of this report.

                                     PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Exhibits

     (a) The following exhibits are attached hereto or incorporated herein by reference:


   Exhibit
    Number        Exhibit Title
    ------        -------------

     2.1 Asset Purchase Agreement dated December 31, 1997 between the Company and Neptune Pharmaceutical Corporation. (Confidential treatment has been granted with respect to portions of this agreement. Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3 file no. 333-46087 on February 11, 1998,as amended.

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

    10.10 Exclusive License Agreement dated as of December 31, 2002, by and between the Company and PDI, Inc. (Confidential treatment has been requested with respect to portions of this agreement.)**

    21.1          Subsidiaries of the Registrant. **

    23.1          Consent of Ernst & Young LLP, Independent Auditors.

    24.1          Power of Attorney (See signature page.)

*    Represents a management contract or compensatory plan or arrangement.

** Previously filed with the original Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 24 of March, 2004.

                                  CELLEGY PHARMACEUTICALS, INC.

                                  By:    /s/ K. Michael Forrest
                                         ---------------------------------------
                                         K. Michael Forrest
                                         President and Chief Executive Officer


                                Power of Attorney

     Each person whose signature  appears below constitutes and appoints each of
K. Michael Forrest and A. Richard Juelis, true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

                  Name                                       Title                                Date
                  ----                                       -----                                ----
Principal Executive Officer:


        /s/ K. Michael Forrest*               President, Chief Executive Officer and          March 24, 2004
-----------------------------------------     Director
           K. Michael Forrest


Principal Financial Officer
and Principal Accounting Officer:


         /s/ A. Richard Juelis*               Vice President, Finance, Chief Financial        March 24, 2004
-----------------------------------------     Officer and Secretary
           A. Richard Juelis

Directors:


                 /s/ *                        Director                                        March 24, 2004
-----------------------------------------
           John Q. Adams, Sr.


                 /s/ *                        Director                                        March 24, 2004
-----------------------------------------
           Tobi B. Klar, M.D.


                 /s/ *                        Director                                        March 24, 2004
-----------------------------------------
          Robert B. Rothermel.


                 /s/ *                        Director                                        March 24, 2004
-----------------------------------------
          Thomas M. Steinberg


                 /s/ *                        Chairman of the Board                           March 24, 2004
-----------------------------------------
          Richard C. Williams


*By K. Michael Forrest, Attorney-in-Fact.

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


         I, K. Michael Forrest, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K/A of Cellegy Pharmaceuticals,Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and (15d-15(e)) for the registrant and we have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 24, 2004             By:  /s/ K. Michael Forrest
                                       ----------------------
                                       President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


         I, A. Richard Juelis, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K/A of Cellegy Pharmaceuticals,Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and (15d-15(e)) for the registrant and we have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially effected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors :

         a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 24, 2004                By: /s/ A. Richard Juelis
                                        ---------------------
                                        Vice President, Finance and Chief
                                        Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this Amendment No. 1 to annual report on Form 10-K/A of Cellegy Pharmaceuticals, Inc. (the "Company") for the period ended December 31, 2002, as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), K. Michael Forrest, as President and Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     i. The Report fully complied with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     ii. The information contained in the Report fairly presents, in all material respects, the financial Condition and results of operations of the Company:


                           By: /s/ K. Michael Forrest
                               ----------------------
                               K. Michael Forrest
                               President and Chief Executive Officer
                               Date: March 24, 2004

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this Amendment No. 1 to annual report on Form 10-K/A of Cellegy Pharmaceuticals, Inc. (the "Company") for the period ended December 31, 2002, as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), A. Richard Juelis, as Vice President, Finance and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     iii. The Report fully complied with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     iv. The information contained in the Report fairly presents, in all material respects, the financial Condition and results of operations of the Company


                           By: /s/ A. Richard Juelis
                               ---------------------
                               A. Richard Juelis
                               Vice President, Finance and Chief
                               Financial Officer
                               Date: March 24, 2004

                          Index to Financial Statements

                                                                           Page
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors ........................ F-2
Consolidated Balance Sheets .............................................. F-3
Consolidated Statements of Operations .................................... F-4
Consolidated Statements of Shareholders' Equity .......................... F-5
Consolidated Statements of Cash Flows .................................... F-9
Notes to Consolidated Financial Statements ............................... F-11

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

The accompanying consolidated financial statements as of and for the year ended December 31, 2002 have been restated as discussed in Note 13.


                                                           /s/ Ernst & Young LLP


Palo Alto, California
February 13, 2003  (except for
Note 13, as to which the date is March 24, 2004)

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                           Consolidated Balance Sheets

                                                                                                             December 31,
                                                                                                   --------------------------------
                                                                                                      2002                 2001
                                                                                                   ------------        ------------
Assets                                                                                           (Restated, see
                                                                                                     note 13)
Current assets
     Cash and cash equivalents .............................................................       $ 21,628,517        $  5,795,378
     Short-term investments ................................................................          2,002,123           4,053,280
     Prepaid expenses and other current assets .............................................            608,313             837,344
Total current assets .......................................................................         24,238,953          10,686,002
Property and equipment, net ................................................................          2,616,193           2,467,907
Long-term investments ......................................................................                 --           6,727,240
Restricted cash ............................................................................            227,500             613,999
Intangible assets, net .....................................................................          1,196,622           1,522,266
Other assets ...............................................................................            100,000             350,000
                                                                                                   ------------        ------------
Total assets ...............................................................................       $ 28,379,268        $ 22,367,414
                                                                                                   ============        ============

Liabilities and Shareholders' Equity
Current liabilities
     Accounts payable and accrued liabilities ..............................................       $  2,005,279        $  1,893,253
     Accrued compensation and related expenses .............................................            122,925             144,614
     Current portion of deferred revenue ...................................................            833,340                  --
                                                                                                   ------------        ------------
Total current liabilities ..................................................................          2,961,544           2,037,867
Long term liabilities ......................................................................            716,619             484,826
Deferred revenue ...........................................................................         14,166,660                  --

Commitments: (Note 4)
Shareholders' equity
     Preferred stock, no par value; 5,000,000 shares authorized: Series A convertible preferred stock 1,100 shares designated; no shares issued
         or outstanding at December 31, 2002 and 2001 ......................................                 --                  --
     Common stock, no par value; 35,000,000 shares authorized: 19,652,356 shares issued and outstanding at December 31, 2002 and 17,295,274 shares
         issued and outstanding at December 31, 2001 .......................................         96,139,764          90,137,811
     Accumulated other comprehensive income ................................................             11,831              83,458
     Deficit accumulated during the development stage ......................................        (85,617,150)        (70,376,548)
                                                                                                   ------------        ------------
Total shareholders' equity .................................................................         10,534,445          19,844,721
                                                                                                   ------------        ------------
Total liabilities and shareholders' equity .................................................       $ 28,379,268        $ 22,367,414
                                                                                                   ============        ============

                             See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Consolidated Statements of Operations

                                                                                                                       Period from
                                                                                                                      June 26, 1989
                                                                            Years ended December 31,                     through
                                                                 ------------------------------------------------      December 31,
                                                                     2002              2001              2000              2002
                                                                 ------------      ------------      ------------      ------------
Revenues:                                                      (Restated, see                                        (Restated, see
                                                                   note 13)                                              note 13)
     Licensing and contract revenue from affiliate .........     $         --      $         --      $         --      $  1,145,373
     Licensing, milestone, and development funding .........               --                --                --         1,551,408
     Government grants .....................................           45,798               566            71,793           548,133
     Product sales .........................................        1,355,828           876,925         1,513,830         5,102,412
                                                                 ------------      ------------      ------------      ------------
Total revenues .............................................        1,401,626           877,491         1,585,623         8,347,326
Costs and expenses:
     Cost of products sold .................................          369,992           200,338           368,113         1,320,874
     Research and development ..............................       10,403,214        14,097,746         9,574,293        61,617,384
     Selling, general and administrative ...................        6,389,847         4,041,642         3,630,616        26,950,596
     Acquired in-process research and development ..........               --         3,507,134                --         7,350,102
                                                                 ------------      ------------      ------------      ------------
Total costs and expenses ...................................       17,163,053        21,846,860        13,573,022        97,238,956
                                                                 ------------      ------------      ------------      ------------
Operating loss .............................................      (15,761,427)      (20,969,369)      (11,987,399)      (88,891,630)
Other income (expense):
     Interest expense ......................................          (27,136)          (27,283)         (200,689)       (1,503,729)
     Interest income and other, net ........................          547,961         1,531,929           769,875         6,226,714
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................      (15,240,602)      (19,464,723)      (11,418,213)      (84,168,645)
Non-cash preferred dividends ...............................               --                --                --         1,448,505
                                                                 ------------      ------------      ------------      ------------
Net loss applicable to common shareholders .................     $(15,240,602)     $(19,464,723)     $(11,418,213)     $(85,617,150)
                                                                 ============      ============      ============      ============

        Basic and diluted net loss per common share ........     $      (0.86)     $      (1.26)     $      (0.91)
                                                                 ============      ============      ============

Weighted average common shares used in computing
basic and diluted net loss per common share ................       17,642,640        15,502,918        12,542,232
                                                                 ============      ============      ============

                             See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Consolidated Statements of Shareholders' Equity

                                               Series A Convertible            Series B Convertible        Series C Convertible
                                                  Preferred Stock                Preferred Stock              Preferred Stock
                                             --------------------------    --------------------------    --------------------------
                                                Shares        Amount         Shares         Amount         Shares          Amount
                                             -----------    -----------    -----------    -----------    -----------    -----------
Issuance of convertible
   preferred stock, net of
   issuance cost through
   December 31, 1999 .....................        27,649    $ 6,801,730             --    $        --        477,081    $ 4,978,505
Issuance of Series A convertible
   preferred stock and warrants to
   purchase 14,191 shares of Series
   A convertible preferred stock in
   exchange for convertible
   promissory notes and accrued
   interest through
   December 31, 1999 .....................       625,845      1,199,536             --             --             --             --
Issuance of convertible
   preferred stock for
   services rendered, and
   license agreement through
   December 31, 1999 .....................        50,110        173,198             --             --             --             --
Issuance of Series B
   convertible preferred stock
   in exchange for convertible
   promissory notes ......................            --             --         12,750        114,000             --             --
Non-cash preferred dividends .............            --      1,448,505             --             --             --             --
Conversion of preferred
   stock, including
   dividends, to common stock
   through December 31, 1999 .............      (703,604)    (9,622,969)       (12,750)      (114,000)      (477,081)    (4,978,505)
Issuance of warrants in
   connection with notes
   payable in financing ..................            --             --             --             --             --             --
Issuance of common stock in
   connection with private
   placement of common stock
   in July 1997, net of
   issuance cost .........................            --             --             --             --             --             --
Issuance of common stock in
   connection with the public
   offering of common stock
   in November 1997, net of
   issuance cost .........................            --             --             --             --             --             --
Issuance of common stock in
   connection with the
   acquisition of Neptune
   Pharmaceutical ........................            --             --             --             --             --             --


                                                                                      Accumulated     Deficit
                                                                                         Other      Accumulated
                                                                Common Stock         Comprehensiv    During the            Total
                                                       -----------------------------     Income      Development       Shareholders'
                                                          Shares            Amount       (Loss)         Stage             Equity
                                                          ------            ------       ------         -----             ------
Issuance of convertible
   preferred stock, net of
   issuance cost through
   December 31, 1999 ...........................                --       $        --       $ --       $        --        $11,780,235
Issuance of Series A convertible
   preferred stock and warrants to
   purchase 14,191 shares of Series
   A convertible preferred stock in
   exchange for convertible
   promissory notes and accrued
   interest through
   December 31, 1999 ...........................                --                --         --                --          1,199,536
Issuance of convertible
   preferred stock for
   services rendered, and
   license agreement through
   December 31, 1999 ...........................                --                --         --                --            173,198
Issuance of Series B
   convertible preferred stock
   in exchange for convertible
   promissory notes ............................                --                --         --                --            114,000
Non-cash preferred dividends ...................                --                --         --        (1,448,505)                --
Conversion of preferred
   stock, including
   dividends, to common stock
   through December 31, 1999 ...................         3,014,644        14,715,474         --                --                 --
Issuance of warrants in
   connection with notes
   payable in financing ........................                --           487,333         --                --            487,333
Issuance of common stock in
   connection with private
   placement of common stock
   in July 1997, net of
   issuance cost ...............................         1,547,827         3,814,741         --                --          3,814,741
Issuance of common stock in
   connection with the public
   offering of common stock
   in November 1997, net of
   issuance cost ...............................         2,012,500        13,764,069         --                --         13,764,069
Issuance of common stock in
   connection with the
   acquisition of Neptune
   Pharmaceutical ..............................           462,809         3,842,968         --                --          3,842,968

                             See accompanying notes

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

           Consolidated Statements of Shareholders' Equity (Continued)


                                        Series A            Series B             Series C
                                       Convertible         Convertible         Convertible
                                     Preferred Stock     Preferred Stock      Preferred Stock                Common Stock
                                     ----------------    ----------------    ----------------         -------------------------
                                     Shares    Amount    Shares    Amount    Shares    Amount         Shares             Amount
                                     ------    ------    ------    ------    ------    ------         ------             ------
Issuance of common stock in
   connection with IPO in
   August 1995 ................        --        --        --        --        --        --          1,322,500           6,383,785
Issuance of common stock for
   cash through December 31,
   1999 .......................        --        --        --        --        --        --            953,400             126,499
Issuance of common stock for
   services rendered through
   December 31, 1999 ..........        --        --        --        --        --        --            269,116              24,261
Issuance of common stock in
   connection with the private
   placement of common stock in
   July 1999, net of issuance
   cost .......................        --        --        --        --        --        --          1,616,000          10,037,662
Repurchase of common shares
   in 1992 ....................        --        --        --        --        --        --             (3,586)               (324)
Issuance of common stock in
   exchange for notes payable .        --        --        --        --        --        --             42,960             268,500
Exercise of warrants to
   purchase common stock ......        --        --        --        --        --        --            496,253             602,679
Exercise of options to
   purchase common stock ......        --        --        --        --        --        --            275,820             961,775
Compensation expense related
   to the extension of option
   exercise periods ...........        --        --        --        --        --        --                 --             338,481
Unrealized loss in investments         --        --        --        --        --        --                 --                  --
Net loss for the period June
   26, 1989 (inception) to
   December 31, 1999 ..........        --        --        --        --        --        --                 --                  --
Balances at December 31, 1999 .        --        --        --        --        --        --         12,010,242          55,367,903
Issuance of common stock in
   connection with the
   private placement of
   common stock in October
   2000, net of issuance cost
   of $22,527 .................        --        --        --        --        --        --          1,500,000          11,602,473
Exercise of warrants to
   purchase common stock ......        --        --        --        --        --        --             62,833             315,800
Exercise of options to
   purchase common stock ......        --        --        --        --        --        --             95,754             380,516


                                       Accumulated             Deficit
                                          Other              Accumulated
                                      Comprehensive          During the            Total
                                          Income             Development      Shareholders'
                                          (Loss)                Stage             Equity
                                        ----------             -------         -----------
Issuance of common stock in
   connection with IPO in
   August 1995 ................                 --                  --           6,383,785
Issuance of common stock for
   cash through December 31,
   1999 .......................                 --                  --             126,499
Issuance of common stock for
   services rendered through
   December 31, 1999 ..........                 --                  --              24,261
Issuance of common stock in
   connection with the private
   placement of common stock in
   July 1999, net of issuance
   cost .......................                 --                  --          10,037,662
Repurchase of common shares
   in 1992 ....................                 --                  --                (324)
Issuance of common stock in
   exchange for notes payable .                 --                  --             268,500
Exercise of warrants to
   purchase common stock ......                 --                  --             602,679
Exercise of options to
   purchase common stock ......                 --                  --             961,775
Compensation expense related
   to the extension of option
   exercise periods ...........                 --                  --             338,481
Unrealized loss in investments             (35,471)                 --             (35,471)
Net loss for the period June
   26, 1989 (inception) to
   December 31, 1999 ..........                 --         (38,045,107)        (38,045,107)
                                                           -----------         -----------
Balances at December 31, 1999 .            (35,471)        (39,493,612)        (15,838,920)
Issuance of common stock in
   connection with the
   private placement of
   common stock in October
   2000, net of issuance cost
   of $22,527 .................                 --                  --          11,602,473
Exercise of warrants to
   purchase common stock ......                 --                  --             315,800
Exercise of options to
   purchase common stock ......                 --                  --             380,516

                             See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

           Consolidated Statements of Shareholders' Equity (Continued)

                                        Series A            Series B             Series C
                                       Convertible         Convertible         Convertible
                                     Preferred Stock     Preferred Stock      Preferred Stock              Common Stock
                                     ----------------    ----------------    ----------------         ----------------------
                                     Shares    Amount    Shares    Amount    Shares    Amount         Shares          Amount
                                     ------    ------    ------    ------    ------    ------         ------          ------
Fair value of warrants issued
   in Quay acquisition .......        --        --        --        --        --        --                --           489,477
Common stock issued in
   connection with Quay
   acquisition ...............        --        --        --        --        --        --           169,224           977,105
Compensation expense related
   to warrants and options
   granted to non-employees ..        --        --        --        --        --        --                --           601,748
Unrealized gain on investments        --        --        --        --        --        --                --                --
Foreign currency translation .        --        --        --        --        --        --                --                --
Net loss .....................        --        --        --        --        --        --                --                --

Total Comprehensive Loss .....        --        --        --        --        --        --                --                --

Balances at December 31, 2000         --        --        --        --        --        --        13,838,053        69,735,022
Issuance of common stock in
   connection with the
   private placement of
   common stock in June 2001,
   net of issuance costs
   of 184,795 ................        --        --        --        --        --        --         2,747,143        15,199,206
Exercise of warrants to
   purchase common stock .....        --        --        --        --        --        --            12,000            48,000
Exercise of options to
   purchase common stock .....        --        --        --        --        --        --            60,803           203,437
Common stock issued in
   connection with Vaxis
   acquisition ...............        --        --        --        --        --        --           533,612         3,852,631
Compensation expense related
   to warrants and options
   granted to non-employees ..        --        --        --        --        --        --                --           349,515


                                       Accumulated             Deficit
                                          Other              Accumulated
                                      Comprehensive          During the            Total
                                          Income             Development      Shareholders'
                                          (Loss)                Stage             Equity
                                        ----------             -------         -----------
Fair value of warrants issued
   in Quay acquisition .......                 --                  --             489,477
Common stock issued in
   connection with Quay
   acquisition ...............                 --                  --             977,105
Compensation expense related
   to warrants and options
   granted to non-employees ..                 --                  --             601,748
Unrealized gain on investments              8,201                  --               8,201
Foreign currency translation .             (1,537)                 --              (1,537)
Net loss .....................                 --         (11,418,213)        (11,418,213)
                                                          -----------         -----------
Total Comprehensive Loss .....                 --                  --         (11,411,549)
                                                                              -----------
Balances at December 31, 2000             (28,807)        (50,911,825)         18,794,390
Issuance of common stock in
   connection with the
   private placement of
   common stock in June 2001,
   net of issuance costs
   of 184,795 ................                 --                  --          15,199,206
Exercise of warrants to
   purchase common stock .....                 --                  --              48,000
Exercise of options to
   purchase common stock .....                 --                  --             203,437
Common stock issued in
   connection with Vaxis
   acquisition ...............                 --                  --           3,852,631
Compensation expense related
   to warrants and options
   granted to non-employees ..                 --                  --             349,515

                             See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

           Consolidated Statements of Shareholders' Equity (Continued)

                                            Series A            Series B             Series C
                                           Convertible         Convertible         Convertible
                                         Preferred Stock     Preferred Stock      Preferred Stock              Common Stock
                                         ----------------    ----------------    ----------------         ----------------------
                                         Shares    Amount    Shares    Amount    Shares    Amount         Shares          Amount
                                         ------    ------    ------    ------    ------    ------         ------          ------
Issuance of common stock in
   connection with the
   achievement of Neptune
   milestones ........................     --          --      --          --      --          --          104,113          750,000
Unrealized gain/(loss) on
   investments .......................     --          --      --          --      --          --               --               --
Foreign currency translation .........     --          --      --          --      --          --               --               --
Net loss .............................     --          --      --          --      --          --               --               --
Total Comprehensive Loss .............     --          --      --          --      --          --               --               --
Balances at December 31, 2001 ........     --          --      --          --      --          --       17,295,724       90,137,811
Exercise of options to
   purchase common stock .............     --          --      --          --      --          --          156,632          454,983
Issuance of common stock in
   connection with the
   private placement of
   common stock in November
   2002, net of issuance
   costs of $275,000 .................     --          --      --          --      --          --        2,200,000        5,225,000
Compensation expense for
   options related to
   non-employees .....................     --          --      --          --      --          --               --           72,224
Compensation expense related
   to stock option
   modifications (Restated) ..........     --          --      --          --      --          --               --          249,746
Unrealized gain (loss) on
   investments .......................     --          --      --          --      --          --               --               --
Foreign currency translation .........                 --      --          --      --          --               --               --
Net loss (Restated) ..................     --          --      --          --      --          --               --               --
Total Comprehensive Loss
(Restated) ...........................     --          --      --          --      --          --               --               --
Balances at December 31, 2002
   (Restated) ........................     --      $   --      --      $   --      --      $   --       19,652,356      $96,139,764
                                           ==      ======      ==      ======      ==      ======      ===========      ===========



                                   Accumulated          Deficit
                                      Other          Accumulated
                                  Comprehensive       During the            Total
                                      Income          Development       Shareholders'
                                      (Loss)             Stage              Equity
                                   ------------       ------------       ------------
Issuance of common stock in
   connection with the
   achievement of Neptune
   milestones ...............                --                 --            750,000
Unrealized gain/(loss) on
   investments ..............           130,655                 --            130,655
Foreign currency translation            (18,390)                --            (18,390)
Net loss ....................                --        (19,464,723)       (19,464,723)
                                                      ------------       ------------
Total Comprehensive Loss ....                --                 --        (19,352,458)
                                                                         ------------
Balances at December 31, 2001            83,458        (70,376,548)        19,844,721
Exercise of options to
   purchase common stock ....                --                 --            454,983
Issuance of common stock in
   connection with the
   private placement of
   common stock in November
   2002, net of issuance
   costs of $275,000 ........                --                 --          5,225,000
Compensation expense for
   options related to
   non-employees ............                --                 --             72,224
Compensation expense related
   to stock option
   modifications (Restated) .                --                 --            249,746
Unrealized gain (loss) on
   investments ..............           (82,916)                --            (82,916)
Foreign currency translation             11,289                 --             11,289
Net loss (Restated) .........                --        (15,240,602)       (15,240,602)
                                                      ------------       ------------
Total Comprehensive Loss
(Restated) ..................                --                 --        (15,312,229)
                                                                         ------------
Balances at December 31, 2002
   (Restated) ...............      $     11,831       $(85,617,150)      $ 10,534,445
                                   ============       ============       ============

                             See accompanying notes.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Consolidated Statements of Cash Flows

                                                                                                                       Period from
                                                                                                                     June 26, 1989
                                                                                                                      (inception)
                                                                        Years ended December 31,                        through
                                                              --------------------------------------------------       December 31,
                                                                  2002              2001                2000               2002
                                                              ------------       ------------       ------------       ------------
                                                            (Restated, see                                           (Restated, see
Operating activitiess                                           note 13)                                                 note 13)
                                                              ------------       ------------       ------------       ------------
Net loss ...............................................      $(15,240,602)      $(19,464,723)      $(11,418,213)      $(84,168,645)
Adjustment to reconcile net loss to net cash used in
   operating activities:
   Acquired in-process technology ......................                --          3,507,134                 --          7,350,102
   Depreciation and amortization .......................           484,028            530,643            502,470          2,229,116
   Intangible assets amortization ......................           325,644            359,673            298,351            983,668
   Loss on sale of fixed assets ........................           (86,476)                --                 --            (86,476)
   Non-cash compensation expense related to warrants
     and options granted ...............................           321,970            349,516            601,748          1,273,234
   Compensation expense related to option grants .......                --                 --                 --            338,481
   Amortization of discount on notes payable and
     deferred financing costs ..........................                --                 --                 --             24,261
   Issuance of common shares for services ..............                --                 --                 --            990,918
   Issuance of common stock for services rendered,
     interest, and Neptune milestones ..................                --            750,000                 --            567,503
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets ........           229,032             18,732             70,250           (708,312)
      Other assets .....................................           250,000                 --                 --            250,000
      Accounts payable and accrued liabilities .........           112,026            450,023            729,227          2,005,279
      Other long term liabilities ......................           231,793            484,826                 --            716,619
      Deferred revenue .................................        15,000,000                 --                 --         15,000,000
      Accrued compensation and related expenses ........           (21,689)             5,541             32,850            122,925
                                                              ------------       ------------       ------------       ------------
Net cash provided by (used in) in operating activities .         1,605,726        (13,008,635)        (9,183,317)       (53,111,327)

Investing activities
Purchases of property and equipment ....................          (733,175)          (150,530)          (201,106)        (4,837,420)
Purchases of investments ...............................                --        (16,789,905)       (10,575,000)       (87,890,354)
Sales of investments ...................................         6,706,769          7,500,000          9,549,557         38,175,646
Maturities of investments ..............................         2,000,000          4,980,239         10,500,000         47,617,759
Proceeds from sale of property and equipment ...........           187,337                 --                 --            187,337
Acquisition of Vaxis and Quay ..........................                --           (142,556)          (369,000)          (511,556)
                                                              ------------       ------------       ------------       ------------
Net cash provided by (used in) investing activities ....         8,160,931         (4,602,752)         8,904,451         (7,258,588)

Financing activities
Proceeds from notes payable ............................                --                 --                 --          8,047,424
Proceeds from restricted cash ..........................           386,499                 --                 --            386,499
Repayment of notes payable .............................                --           (882,070)        (3,152,828)        (6,610,608)
Net proceeds from issuance of common stock .............         5,679,983         15,450,643         12,298,789         69,111,551
Other assets ...........................................                --                 --           (613,999)          (613,999)
Other long-term liabilities ............................                --                 --           (218,993)                --
Issuance of convertible preferred stock, net of
issuance costs .........................................                --                 --                 --         11,757,735
Deferred financing costs ...............................                --                 --                 --            (80,170)
                                                              ------------       ------------       ------------       ------------
Net cash provided by financing activities ..............         6,066,482         14,568,573          8,312,969         81,998,432
                                                              ------------       ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents ...        15,833,139         (3,042,814)         8,034,103         21,628,517
Cash and cash equivalents, beginning of period .........         5,795,378          8,838,192            804,089                 --
                                                              ------------       ------------       ------------       ------------
Cash and cash equivalents, end of period ...............      $ 21,628,517       $  5,795,378       $  8,838,192       $ 21,628,517
                                                              ============       ============       ============       ============

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                Consolidated Statements of Cash Flows (Continued)

                                                                                                                       Period from
                                                                                                                      June 26, 1989
                                                                                                                          through
                                                                                                                        December 31,
                                                                    2002              2001               2000               2002
                                                                -----------        -----------        -----------        -----------
Supplemental cash flow information
Interest paid ..........................................        $    27,136        $    27,281        $   200,689        $   639,987
                                                                ===========        ===========        ===========        ===========
Supplemental disclosure of non-cash
   transactions:
Issuance of common stock in connection with
   acquired-in-process technology ......................        $        --        $ 3,507,134        $        --        $ 7,350,102
                                                                ===========        ===========        ===========        ===========
Conversion of preferred stock to common stock ..........        $        --        $        --        $        --        $14,715,474
                                                                ===========        ===========        ===========        ===========
Issuance of common stock for notes payable .............        $        --        $        --        $        --        $   277,250
                                                                ===========        ===========        ===========        ===========
Issuance of warrants in connection with notes
   payable financing ...................................        $        --        $        --        $        --        $   487,333
                                                                ===========        ===========        ===========        ===========
Issuance of convertible preferred stock for
   notes payable .......................................        $        --        $        --        $        --        $ 1,268,316
                                                                ===========        ===========        ===========        ===========
     Issuance of common stock for milestone
       payments ........................................        $        --        $   750,000        $        --        $   750,000
                                                                ===========        ===========        ===========        ===========

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

         FAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We currently amortize our other intangible assets on a straight-line basis over their estimated useful lives ranging from three to five years. Amortization taken to date as of December 31, 2002 was approximately $983,000.

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

         The Company valued its options using the following weighted average assumptions for the years ended December 31, 2002, 2001 and 2000:

                                                  2002       2001       2000
                                                  ----       ----       ----
Risk-free interest rate ..............            2.5%       3.5%       6.0%
Dividend yield .......................              0%         0%         0%
Volatility ...........................            1.06       0.60       0.91
Expected life of options in years ....            4.3        4.3        4.3

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31 are as follows:

                                                                             2002                   2001                   2000
                                                                       (Restated, see
                                                                           note 13)
                                                                         ------------           ------------           ------------
Net loss as reported ..........................................          $(15,240,602)          $(19,464,723)          $(11,418,213)
                                                                                                                       ------------
Add: Stock-based employee compensation
   costs included in the determination of
   net loss, as reported ......................................               249,746                     --                     --
Deduct: Stock-based employee compensation
   costs that would have been included in
   the determination of net loss if the
   fair value method had been applied to
   all awards .................................................            (2,227,933)            (2,687,751)            (1,686,989)
                                                                         ------------           ------------           ------------
Net loss, pro forma ...........................................          $(17,218,789)          $(22,152,474)          $(13,105,202)
Basic and diluted net loss per share, as reported .............          $      (0.86)          $      (1.26)          $      (0.91)
Pro forma basic and diluted net loss per share ................          $      (0.98)          $      (1.43)          $      (1.04)

         The weighted average grant date fair value of options granted during the years ended December 31, 2002, 2001, and 2000 was $3.80, $5.33 and $4.30,
respectively. The weighted average remaining contractual life of those options is 9.0 years, 6.8 years and 7.2 years during the years ended December 31, 2002, 2001 and 2000, respectively.

         The effects of applying FAS 123 pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Reclassification

         Certain prior year balances have been reclassified for comparative purposes.

2. Investments

         At December 31, 2002 and 2001, investments consist of the following:

                                                       2002                                               2001
                                    ---------------------------------------------      ---------------------------------------------
                                                        Gross                                             Gross
                                                     Unrealized       Estimated                         Unrealized        Estimated
                                       Cost             Gains         Fair Value           Cost           Gains           Fair Value
                                    -----------      -----------      -----------      -----------      -----------      -----------
Corporate notes ..............      $ 2,001,580      $       543      $ 2,002,123      $ 6,678,378      $    79,642      $ 6,758,020

U.S. government notes ........               --               --               --        2,000,000           22,500        2,022,500

Commercial paper .............               --               --               --        2,000,000               --        2,000,000
                                    -----------      -----------      -----------      -----------      -----------      -----------
                                    $ 2,001,580      $       543      $ 2,002,123      $10,678,378      $   102,142      $10,780,520
                                    ===========      ===========      ===========      ===========      ===========      ===========

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)


         Property and equipment consist of the following:

                                                          December 31,
                                                -------------------------------
                                                    2002                2001
                                                -----------         -----------
Furniture and fixtures .................        $   184,305         $   178,926
Office equipment .......................            238,822             242,233
Laboratory equipment ...................            978,485             742,882
Leasehold improvements .................          2,919,390           2,917,075
                                                -----------         -----------
                                                  4,321,002           4,081,116
Less accumulated depreciation and
  amortization .........................         (1,704,809)         (1,613,209)
                                                -----------         -----------
                                                $ 2,616,193         $ 2,467,907
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

                                                                       Future
                                                                       Minimum
                              Lease               Sublease              Lease
Years ending December 31,  Commitments             Income            Commitments
-------------------------  -----------          -----------          -----------
2003 ....................    1,287,948           (1,111,123)             176,825
2004 ....................    1,326,144           (1,174,738)             151,406
2005 ....................    1,365,468           (1,209,979)             155,489
2006 ....................    1,405,992           (1,246,278)             159,714
2007 ....................    1,447,716           (1,283,666)             164,050
Thereafter ..............    1,490,700           (1,322,175)             168,525
                           -----------          -----------          -----------
                           $ 8,323,968          $(7,347,959)         $   976,009
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

8. Shareholders' Equity

Common Stock Private Placements

         In October 2000, Cellegy completed a private placement of 1.5 million shares of common stock at a price of $7.75 per share to a group of institutional investors. Net proceeds were $11,602,473.

         In June 2001, we completed a private placement of approximately 2.7 million shares of common stock at a price of $5.60 per share. Participants included two current investors, as well as five new investors. Net proceeds were $15,199,206.

         In November 2002, we completed a private placement of approximately 2.2 million shares our common stock at a price of $2.50 per share to a single investor, John M. Gregory, founder and former CEO of King Pharmaceuticals and currently managing partner of SJ Strategic Investments LLC. Net proceeds were $5,225,000.

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

         Activity under the Plan is summarized as follows:

                                                               Shares                Exercise Price                Weighted
                                                                Under                    Range                      Average
                                                               Option                  Per Share                Exercise Price
                                                               ------                  ---------                --------------
Balance at January 1, 2000 .................................  2,187,763                $0.50-$8.81                   $4.82
Granted ....................................................    191,350                $3.31-$9.00                   $6.21
Canceled ...................................................   (132,718)               $3.00-$9.00                   $5.35
Exercised ..................................................    (95,754)               $1.81-$6.25                   $3.97
                                                              ---------
Balance at December 31, 2000 ...............................  2,150,641                $0.50-$9.00                   $5.00
Granted ....................................................    476,000               $4.56-$15.00                   $7.96
Canceled ...................................................   (123,634)               $3.69-$7.87                   $5.71
Exercised ..................................................    (60,803)               $1.81-$4.62                   $3.35
                                                              ---------
Balance at December 31, 2001 ...............................  2,442,204               $0.50-$15.00                   $5.59
Granted ....................................................  1,898,789                $1.80-$8.59                   $3.84
Canceled ...................................................   (221,869)               $1.80-$9.00                   $5.97
Exercised ..................................................   (156,632)               $0.50-$3.87                   $2.90
                                                              ---------
Balance at December 31, 2002 ...............................  3,962,492               $1.80-$15.00                   $4.83
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

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable related to the Plan at December 31, 2002:

                                                Options Outstanding                               Options Exercisable
                               ---------------------------------------------------          -----------------------------
                                                         Weighted          Weighted                                Weighted
                                                          Average           Average                                Average
                                 Outstanding at          Remaining         Exercise          Exercisable at        Exercise
   Range of Exercise Price     December 31, 2002     Contractual Life        Price          December 31, 2002       Price
   -----------------------     -----------------     ----------------        -----          -----------------       -----
   $1.80 - $3.88 ........           1,830,078            6.8 years           $2.48              1,106,644           $2.90
   $4.00 - $6.99 ........           1,295,114            3.5 years           $5.78                789,636           $5.37
   $7.00 - $15.00 .......             837,300            6.7 years           $8.52                466,166           $7.91
                                    ---------                                                   ---------
   Total ................           3,962,492            5.6 years           $4.83              2,362,446           $4.72
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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)


Activity under the Directors' Plan is summarized as follows:

                                                                Shares                   Price                    Weighted
                                                                 Under                   Range                    Average
                                                                Option                 Per Share               Exercise Price
                                                                ------                 ---------               --------------
Balance at January 1, 2000 ..................................   112,500               $3.25-$8.50                   $5.13
  Granted ...................................................    70,000                  $4.81                      $4.81
                                                                -------
Balance at December 31, 2000 ................................   182,500               $3.25-$8.50                   $5.01
  Granted ...................................................    46,000               $5.50-$6.50                   $5.85
                                                                -------
Balance at December 31, 2001 ................................   228,500               $3.25-$8.50                   $7.26
  Granted ...................................................    64,000                  $2.56                      $2.56
                                                                -------
Balance at December 31, 2002 ................................   292,500               $2.56-$8.50                   $4.61
                                                                =======

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

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable related to the Directors' Plan at December 31, 2002:

                                                Options Outstanding                               Options Exercisable
                               ---------------------------------------------------          -----------------------------
                                                         Weighted          Weighted                                Weighted
                                                          Average           Average                                Average
                                 Outstanding at          Remaining         Exercise          Exercisable at        Exercise
Range of Exercise Price        December 31, 2002     Contractual Life        Price          December 31, 2002       Price
-----------------------        -----------------     ----------------        -----          -----------------       -----
$2.56 - $3.25 ..................      68,000                9.1 years          $2.60              4,000            $3.25
$4.50 - $5.50 ..................     206,500                6.2 years          $5.08            167,996            $5.09
$6.50 - $8.50 ..................      18,000                7.9 years          $6.72              7,334            $7.04
                                     -------                                                    -------
Total ..........................     292,500                6.7 years          $4.61            179,330            $5.13
                                     =======                                                    =======

Shares reserved

         As of December 31, 2002, we have reserved shares of common stock for future issuance as follows:

                     Warrants                   300,000
                     Stock Option Plans         279,551
                     Neptune Agreement        1,285,000
                                              ---------
                     Total                    1,864,551
                                              =========

         Warrants to purchase 300,000 shares of our common stock at an average exercise price of $11.75 per share are outstanding as of December 31, 2002. The warrants expire between March and September 2005.

Non-cash Compensation Expense related to Stock Options

         For the year ended December 31, 2002, the Company recorded non-cash compensation expense of $322,000. $72,000 of this expense related to options issued to non-employees under the Equity Incentive Plan and $250,000 related to the extension of the exercise period of certain options issued to employees that were terminated in December 2002 (See Note 13 Restatement).

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

                                                             December 31,
                                                     --------------------------
                                                       2002              2001
                                                     --------          --------
Deferred tax assets:
   Net operating loss carryforwards ........         $ 19,300          $ 20,200
   Deferred revenue ........................            6,000                --
   Credit carryforwards ....................            1,600             1,900
   Capitalized intangibles .................            1,900             1,800
   Other, net ..............................              800               300
                                                     --------          --------
Total deferred tax assets ..................           29,600            24,200
Valuation allowance ........................          (29,600)          (24,200)
                                                     --------          --------
Net deferred tax assets ....................         $     --          $     --
                                                     ========          ========


         The valuation allowance for deferred tax assets for 2003, 2002 and 2001 increased by approximately $5,400,000, $5,700,000 and $3,500,000, respectively.

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

         The  following  table  contains  information   regarding  revenues  and
operating income (loss) of each business segment for the years ended December 31, 2002, 2001, and 2000:

                                          Years ended December 31,
                             --------------------------------------------------
                                 2002               2001                2000
                             ------------       ------------       ------------
Revenues:                  (Restated, see
                               note 13)
  Pharmaceuticals ......     $    320,339       $    217,439       $    196,434
  Cosmeceuticals .......        1,081,287            660,052          1,389,189
                             ------------       ------------       ------------
                             $  1,401,626       $    877,491       $  1,585,623
                             ============       ============       ============
Operating income (loss):
  Pharmaceuticals ......     $(16,462,264)      $(21,021,796)      $(13,114,538)
  Cosmeceuticals .......          700,837             52,427          1,127,139
                             ------------       ------------       ------------
                             $(15,761,427)      $(20,969,369)      $(11,987,399)
                             ============       ============       ============


         Total assets were minimal for the cosmeceutical segment.

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

11. Related Party Transactions

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

         The Company recognized $33,000 in compensation expense during 2002 for a consulting agreement with a former board member. Cellegy issued stock options to this board member for his consulting services.

         Cellegy has an interest bearing $100,000 loan outstanding to a non-officer employee, which was issued in conjunction with the purchase of his home.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)


12. Quarterly Financial Data (unaudited)

(amounts in thousands except per share data)

                  2002                           First         Second          Third         Fourth         Fourth
                                                Quarter        Quarter        Quarter        Quarter        Quarter         Total
                                                --------       --------       --------       --------       --------       --------
                                                                                           (Previously    (Restated,     (Restated,
                                                                                             reported)    see note 13)  see note 13)
                                                --------------------------------------       --------------------------------------
Total revenue ............................      $    267       $    150       $    145       $    840       $    840       $  1,402
Operating loss ...........................        (4,642)        (5,753)        (1,756)        (4,306)        (3,610)       (15,761)
Net loss .................................        (4,387)        (5,624)        (1,623)        (4,302)        (3,607)       (15,241)
Basic & diluted net loss per common
  share ..................................      $  (0.25)      $  (0.32)      $  (0.09)      $  (0.24)      $  (0.20)      $  (0.86)

                                                            First           Second          Third          Fourth
                  2001                                     Quarter         Quarter         Quarter         Quarter          Total
                                                           --------        --------        --------        --------        --------
Total revenue ......................................       $     41        $     53        $    265        $    518        $    877
Operating loss .....................................         (4,206)         (4,352)         (4,182)         (8,229)        (20,969)
Net loss ...........................................         (3,777)         (4,156)         (3,871)         (7,661)        (19,465)
Basic & diluted net loss per common share ..........       $  (0.27)       $  (0.29)       $  (0.23)       $  (0.47)       $  (1.26)

13. Restatement

         In the course of preparing its financial statements for the year ended December 31, 2003, the Company determined that it was necessary to adjust the accounting treatment for certain employee and director stock options that had been cancelled during the fourth quarter of 2002. The Company initially accounted for the cancellation of certain unvested options as a modification to the stock options and applied variable accounting treatment to the uncancelled portion of the stock options. Subsequently, the Company determined that was not the appropriate application under generally accepted accounting principles, and reversed the $695,000 of expense previously recorded in the fourth quarter of 2002 related to the intrinsic value of the vested options. Cellegy will also file amended quarterly reports on Form 10-Q/A for each of the first three quarters of 2003.

         A summary of the effect of this adjustment on the 2002 financial statements is as follows: in the statement of operations, research and development expense, selling, general and administrative expense and the net loss were reduced by $269,000, $426,000 and $695,000 respectively, on the consolidated balance sheet, common stock and the accumulated deficit were both reduced by $695,000.

         The following summarized information shows the amounts previously reported and the amounts restated.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)

                      Consolidated Condensed Balance Sheets

                                                                                                      December 31, 2002
                                                                                             --------------------------------------
                                                                                             Previously                     As
                                                                                              reported                   restated
                                                                                             ------------              ------------
Assets
Total assets ...................................................................             $ 28,379,268              $ 28,379,268
                                                                                             ============              ============

Liabilities and Shareholders' Equity
Total liabilities ..............................................................             $ 17,844,823              $ 17,844,823
                                                                                             ------------              ------------
Shareholders' equity:
Common stock, no par value; 35,000,000 shares authorized:
  19,652,356 and 17,295,274 shares issued and outstanding
  at December 31, 2002 and  December 31, 2001, respectively ....................               96,835,062                96,139,764
Accumulated other comprehensive income .........................................                   11,831                    11,831
Deficit accumulated during the development stage ...............................              (86,312,448)              (85,617,150)
                                                                                             ------------              ------------
Total shareholders' equity .....................................................               10,534,445                10,534,445
                                                                                             ------------              ------------
Total liabilities and shareholders' equity .....................................             $ 28,379,268              $ 28,379,268
                                                                                             ============              ============

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

            Notes to Consolidated Financial Statements - (Continued)

                 Consolidated Condensed Statements of Operations


                                                     Year Ended                     Period from June 26, 1989
                                                     December 31,                  (inception) to December 31,
                                                         2002                                 2002
                                           -------------------------------       -------------------------------
                                            Previously             As             Previously            As
                                             reported           restated           reported           restated
                                           ------------       ------------       ------------       ------------
Revenues:
Total revenues ......................      $  1,401,626       $  1,401,626       $  8,347,326       $  8,347,326
Costs and expenses:
  Cost of product sold ..............           369,992            369,992          1,320,874          1,320,874
  Research and development ..........        10,672,146         10,403,214         61,886,316         61,617,384
  Selling, general and administrative         6,816,213          6,389,847         27,376,962         26,950,596
  Acquired in-process technology ....                --                 --          7,350,102          7,350,102
                                           ------------       ------------       ------------       ------------
Total costs and expenses ............        17,858,351         17,163,053         97,934,254         97,238,956
                                           ------------       ------------       ------------       ------------
Operating loss ......................       (16,456,725)       (15,761,427)       (89,586,928)       (88,891,630)
Other income (expense), net .........           520,825            520,825          4,722,985          4,722,985
                                           ------------       ------------       ------------       ------------
Net loss ............................       (15,935,900)       (15,240,602        (84,863,943)       (84,168,645)
Non-cash preferred dividends ........                --                 --          1,448,505          1,448,505
                                           ------------       ------------       ------------       ------------
Net loss applicable to common
shareholders ........................      $(15,935,900)      $(15,240,602)      $(86,312,448)      $(85,617,150)
                                           ============       ============       ============       ============
Basic and diluted net loss per common
     share ..........................      $      (0.90)      $      (0.86)
                                           ============       ============

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

       Notes to Consolidated Condensed Financial Statements - (Continued)

                 Consolidated Condensed Statements of Cash Flows


                                                                      Year Ended                     Period from June 26, 1989
                                                                     December 31,                  (inception) to December 31,
                                                                         2002                                 2002
                                                           -------------------------------       -------------------------------
                                                            Previously             As               Previously              As
                                                             reported           restated             reported            restated
                                                           ------------        ------------        ------------        ------------
Operating activities
Net loss ...........................................       $(15,935,900)       $(15,240,602)       $(84,863,943)       $(84,168,645)
Other operating activities .........................         17,541,626          16,846,328          31,752,616          31,057,318
                                                           ------------        ------------        ------------        ------------
Net cash provided by (used in) operating
activities .........................................          1,605,726           1,605,726         (53,111,327)        (53,111,327)

Investing activities
Net cash provided by (used in) investing
activities .........................................          8,160,931           8,160,931          (7,258,588)         (7,258,588)

Financing activities
Net cash provided by financing activities ..........          6,066,482           6,066,482          81,998,432          81,998,432
                                                           ------------        ------------        ------------        ------------

Net increase in cash and cash equivalents ..........         15,833,139          15,833,139          21,628,517          21,628,517
Cash and cash equivalents, beginning of period .....          5,795,378           5,795,378                  --                  --
                                                           ------------        ------------        ------------        ------------
Cash and cash equivalents, end of period ...........       $ 21,628,517        $ 21,628,517        $ 21,628,517        $ 21,628,517
                                                           ============        ============        ============        ============

                          Cellegy Pharmaceuticals, Inc.

                          (a development stage company)
            Notes to Consolidated Financial Statements - (Continued)

                 Consolidated Statement of Shareholders' Equity


                                                                             Previously reported
                                               ------------------------------------------------------------------------------------
                                                                                 Accumulated         Deficit
                                                                                    Other          Accumulated
                                                      Common Stock               Comprehensive      During the            Total
                                               ----------------------------         Income         Development        Shareholders'
                                                 Shares           Amount            (Loss)             Stage             Equity
                                               ----------      ------------      ------------       ------------       ------------
Balances at December 31, 2001 .........        17,295,724      $ 90,137,811      $     83,458       $(70,376,548)      $ 19,844,721
 Exercise of options to
 purchase common stock ................           156,632           454,983                --                 --            454,983
 Issuance of 2,200,000
 common stock in connection
 with the private placement
 of common stock in November
 2002, net of issuance cost
 of $275,000 ..........................         2,200,000         5,225,000                --                 --          5,225,000
 Compensation expense for
 options related to
 non-employees ........................                --            72,224                --                 --             72,224
 Compensation expense
 related to stock option
 modifications ........................                --           945,044                --                 --            945,044
 Unrealized gain (loss) on
 investments ..........................                --                --           (82,916)                --            (82,916)
Foreign currency translation ..........                --                --            11,289                 --             11,289
Net loss ..............................                --                --                --        (15,935,900)       (15,935,900)
                                                                                                    ------------       ------------
Total Comprehensive Loss ..............                --                --                --                 --                 --
Balances at December 31, 2002 .........        19,652,356      $ 96,835,062      $     11,831       $(86,312,448)      $ 10,534,445
                                             ============      ============      ============       ============       ============

                                                                              As restated
                                               ------------------------------------------------------------------------------------
                                                                                 Accumulated         Deficit
                                                                                    Other          Accumulated
                                                      Common Stock              Comprehensive        During the            Total
                                               ----------------------------        Income          Development        Shareholders'
                                                 Shares           Amount            (Loss)             Stage              Equity
                                               ----------      ------------      ------------       ------------       ------------
Balances at December 31, 2001 .........        17,295,724      $ 90,137,811      $     83,458       $(70,376,548)      $ 19,844,721
 Exercise of options to
 purchase common stock ................           156,632           454,983                --                 --            454,983
 Issuance of 2,200,000
 common stock in connection
 with the private placement
 of common stock in November
 2002, net of issuance cost
 of $275,000 ..........................         2,200,000         5,225,000                --                 --          5,225,000
 Compensation expense for
 options related to
 non-employees ........................                --            72,224                --                 --             72,224
 Compensation expense
 related to stock option
 modifications ........................                --           249,746                --                 --            249,746
 Unrealized gain (loss) on
 investments ..........................                --                --           (82,916)                --            (82,916)
Foreign currency translation ..........                --                --            11,289                 --             11,289
Net loss ..............................                --                --                --        (15,240,602)       (15,240,602)
                                                                                                    ------------       ------------
Total Comprehensive Loss ..............                --                --                --                 --        (15,312,229)
                                                                                                                       ------------
Balances at December 31, 2002 .........        19,652,356      $ 96,139,764      $     11,831       $(85,617,150)      $ 10,534,445
                                             ============      ============      ============       ============       ============

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    EXHIBITS

                                       to

                                   Form 10-K/A


                                      Under

                       THE SECURITIES EXCHANGE ACT OF 1934


                                   ----------


                          CELLEGY PHARMACEUTICALS, INC.