Form 10-Q/A
period 2003-03-31
CELLEGY PHARMACEUTICALS INC
filed 2004-03-24
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                          CELLEGY PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-Q/A

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2003
         (Unaudited) (Restated) and December 31, 2002 .....................   4

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2003 (Restated) and 2002, and the period from June 26, 1989 (inception) through March 31,
         2003 (Unaudited)(Restated) .......................................   5

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2003 (Restated) and 2002, and the period from June 26, 1989 (inception) through March 31,
         2003 (Unaudited) (Restated) ......................................   6

         Notes to Condensed Consolidated Financial
         Statements (Unaudited) ...........................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................  14

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................  17

Signatures ................................................................  18

Certifications ............................................................  19


                                EXPLANATORY NOTE

         Cellegy Pharmaceuticals, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-Q (the "Amended Form 10-Q/A") to amend and restate Items 1 and 2 of Part I contained in the Company's Quarterly Report on Form 10-Q (the "Original Form 10-Q") relating to the Company's first quarter ended March 31, 2003 as originally filed with the Securities and Exchange Commission on May 8, 2003. The Amended Form 10-Q/A reflects the restatement of the Company's unaudited consolidated financial statements as of March 31, 2003, and related changes in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In the course of preparing its financial statements for the year ended December 31, 2003, the Company determined that it was necessary to adjust the accounting treatment for certain employee and director stock options that had been cancelled during the fourth quarter of 2002. The Company initially accounted for the cancellation of certain unvested options as a modification to the stock options and applied variable accounting treatment to the uncancelled portion of the stock options. Subsequently, the Company determined that was not the appropriate application under generally accepted accounting principles, and reversed the $19,470 of expense previously recorded for the three months ended March 31, 2003 related to the intrinsic value of the vested options. The results for the second and third quarters of 2003 will also be adjusted.

         This Amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-Q, except as required to reflect the effects of the restatement described above and in Note 8 to the financial statements included in this Amended Form 10-Q/A. Additionally, this Amended Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company after the date of the original filing. All information contained in this Amended Form 10-Q/A and the Original Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing of this Amended Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This Amended Form 10-Q/A does not include the items from the Original Form 10-Q that are not being amended.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets
                    (Amounts in thousands, except share data)


                                                                                                    March 31,       December 31,
                                                                                                       2003             2002
                                                                                                      -------          -------
                                                                                                   (Unaudited)
                                                                                                  (as restated,     (as restated,
                                                                                                    see note 8)      see note 8)
Assets
Current assets:
     Cash and cash equivalents ...................................................................    $11,526          $21,629
     Short-term investments ......................................................................         --            2,002
     Prepaid expenses and other current assets ...................................................        573              608
                                                                                                      -------          -------
Total current assets .............................................................................     12,099           24,239
Restricted cash ..................................................................................        227              227
Property and equipment, net ......................................................................      2,004            2,616
Long-term investments ............................................................................      9,161               --
Goodwill .........................................................................................        814              814
Intangible assets related to acquisition, net of accumulated amortization of
     $1,065 and $983 as of March 31, 2003 and December 31, 2002, respectively ....................        301              383
Other assets .....................................................................................        100              100
                                                                                                      -------          -------
Total assets .....................................................................................    $24,706          $28,379
                                                                                                      =======          =======
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ....................................................    $ 1,177          $ 2,005
     Accrued compensation and related expenses ...................................................        129              123
     Current portion of deferred revenue .........................................................        832              832
                                                                                                      -------          -------
Total current liabilities ........................................................................      2,138            2,960
Other long term liabilities ......................................................................        718              717
Deferred revenue .................................................................................     13,960           14,168

Shareholders' equity:
     Common stock, no par value; 35,000,000 shares authorized: 19,891,746 and 19,652,356 shares issued and outstanding at March 31, 2003 and
       December 31, 2002, respectively ...........................................................     96,608           96,140
     Accumulated other comprehensive income ......................................................         12               11
     Deficit accumulated during the development stage ............................................    (88,730)         (85,617)
                                                                                                      -------          -------
Total shareholders' equity .......................................................................      7,890           10,534
                                                                                                      -------          -------
Total liabilities and shareholders' equity .......................................................    $24,706          $28,379
                                                                                                      =======          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                                                       Period from
                                                                                                                      June 26, 1989
                                                                                    Three Months Ended March 31,      (inception) to
                                                                                    ----------------------------          March 31,
                                                                                      2003                2002              2003
                                                                                    ---------          ---------          ---------
Revenues:                                                                         (as restated,                        (as restated,
                                                                                   see note 8)                           see note 8)
     Contract revenue (1) .................................................         $     208          $      --          $   2,905
     Government grants ....................................................                13                 --                561
     Product sales ........................................................               171                267              5,273
                                                                                    ---------          ---------          ---------
Total revenues ............................................................               392                267              8,739
Costs and expenses:
     Cost of product sales ................................................                34                 71              1,355
     Research and development .............................................             1,892              2,962             63,509
     Selling, general and administrative ..................................             1,083              1,876             28,034
     Acquired in-process technology .......................................                --                 --              7,350
                                                                                    ---------          ---------          ---------
Total costs and expenses ..................................................             3,009              4,909            100,248
                                                                                    ---------          ---------          ---------
Operating loss ............................................................            (2,617)            (4,642)           (91,509)
     Interest and other income ............................................                46                255              6,273
     Interest and other expense ...........................................              (542)                --             (2,046)
                                                                                    ---------          ---------          ---------
Net loss ..................................................................            (3,113)            (4,387)           (87,282)
Non-cash preferred dividends ..............................................                --                 --              1,448
                                                                                    ---------          ---------          ---------
Net loss applicable to common shareholders ................................         $  (3,113)         $  (4,387)         $ (88,730)
                                                                                    =========          =========          =========
Basic and diluted net loss per common share ...............................         $   (0.16)         $   (0.25)
                                                                                    =========          =========
Weighted average common shares used in computing basic and
diluted net loss per share ................................................            19,852             17,303
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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)
                             (Amounts in thousands)

                                                                                                                       Period from
                                                                                                                      June 26, 1989
                                                                                      Three Months Ended March 31,    (inception) to
                                                                                       --------------------------        March 31,
                                                                                        2003               2002             2003
                                                                                       --------          --------          --------
Revenues:                                                                           (as restated,                      (as restated,
                                                                                     see note 8)                         see note 8)
Operating activities
Net loss .....................................................................         $ (3,113)         $ (4,387)         $(87,282)
Other operating activities ...................................................             (245)             (421)           30,813
                                                                                       --------          --------          --------
Net cash used in operating activities ........................................           (3,358)           (4,808)          (56,469)
                                                                                       --------          --------          --------

Investing activities

Purchases of property and equipment ..........................................              (56)              (56)           (4,894)
Purchases of investments .....................................................           (9,171)               --           (97,061)
Sales and maturities of investments ..........................................            2,000             2,089            87,794
Proceeds from sale of property and equipment .................................               16                --               203
Cash used in acquisition of Vaxis and Quay ...................................               --                --              (511)
                                                                                       --------          --------          --------
Net cash provided by (used in) investing activities ..........................           (7,211)            2,033           (14,469)
                                                                                       --------          --------          --------
Financing activities

Proceeds from notes payable ..................................................               --                --             8,047
Repayment of notes payable ...................................................               --                --            (6,611)
Proceeds from restricted cash ................................................               --                --               386
Other assets .................................................................               --                --              (614)
Other long-term liabilities ..................................................               --               888                --
Net proceeds from issuance of common stock ...................................              466                26            69,578
Issuance of convertible preferred stock, net of issuance costs
   and deferred financing costs ..............................................               --                --            11,678
                                                                                       --------          --------          --------
Net cash provided by financing activities ....................................              466               914            82,464
                                                                                       --------          --------          --------
Net (decrease) increase in cash and cash equivalents .........................          (10,103)           (1,861)           11,526
Cash and cash equivalents, beginning of period ...............................           21,629             5,795                --
                                                                                       --------          --------          --------
Cash and cash equivalents, end of period .....................................         $ 11,526          $  3,934          $ 11,526
                                                                                       ========          ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Cellegy Pharmaeuticals, Inc.
                          (a development stage company)

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

         Our condensed consolidated financial statements include the accounts of Cellegy Australia Pty Ltd ("Cellegy Australia") and Cellegy Canada Inc. ("Cellegy Canada"). All intercompany transactions have been eliminated in consolidation.

         For  further  information,   refer  to  the  financial  statements  and
footnotes thereto included in Cellegy's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002.

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

Recent Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard 146 ("FAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position and results of operations.

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

         The Company valued its options using the following weighted average assumptions for the quarters ended March 31, 2003 and 2002:

                                                            2003          2002
                                                            ----          ----
Risk-free interest rate ............................        2.5%          4.5%
Dividend yield .....................................          0%            0%
Volatility .........................................       1.12           .70
Expected life of options in years ..................        4.2           4.3

         The Black-Scholes option pricing model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of our stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three months ended March 31, 2003 and 2002 is as follows (in thousands):


                                                            Three Months ended
                                                                 March 31,
                                                             2003
                                                          (Restated)      2002
                                                           -------      -------
Net loss as reported .................................     $(3,113)     $(4,387)
Add: Stock-based employee compensation costs
   included in the determination of net
   loss, as reported .................................          15           33
Deduct: Stock-based employee compensation
   costs that would have been included in
   the determination of net loss if the fair
   value method had been applied to all
   awards ............................................        (418)        (419)
                                                           -------      -------
Net loss, pro forma ..................................     $(3,516)     $(4,773)
Basic and diluted net loss per share, as
   reported ..........................................     $ (0.16)     $ (0.25)
Pro forma basic and diluted net loss per
   share .............................................     $ (0.18)     $ (0.28)


         The effects of applying FAS 123 pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Note 3. - Comprehensive Loss

         Accumulated other comprehensive income presented on the accompanying balance sheet consists of the accumulated net unrealized gain or loss on available-for-sale investments and foreign currency translation adjustments. Total comprehensive loss for the three months ended March 31, 2003 was $3,112,000 compared with $4,413,000 for the three months ended March 31, 2002.

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

Note 5. - Segment Reporting

         The following table contains information regarding revenues and loss from operating each business segment for the three months ended March 31, 2003 and 2002 (in thousands):

                                                             Three months
                                                            ended March 31,
                                                      -------------------------
                                                       2003               2002
                                                      -------           -------
                                                    (Restated)
Revenues:

  Pharmaceuticals ..........................          $   337           $    36
  Cosmeceuticals ...........................               55               231
                                                      -------           -------
                                                      $   392           $   267
                                                      =======           =======
Operating income (loss):
  Pharmaceuticals ..........................          $(2,637)          $(4,789)
  Cosmeceuticals ...........................               20               147
                                                      -------           -------
                                                      $(2,617)          $(4,642)
                                                      =======           =======


All company assets are related to the pharmaceutical segment.

Note 6. - Related Party Transactions

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

Note 8. - Restatement

         In the course of preparing its financial statements for the year ended December 31, 2003, the Company determined that it was necessary to adjust the accounting treatment for certain employee and director stock options that had been cancelled during the fourth quarter of 2002. The Company initially accounted for the cancellation of certain unvested options as a modification to the stock options and applied variable accounting treatment to the uncancelled portion of the stock options. Subsequently, the Company determined that was not the appropriate application under generally accepted accounting principles, and reversed the $19,470 and $714,768 of expense previously recorded for the three months ended March 31, 2003 and the period from June 26, 1989 (inception) to March 31, 2003, respectively related to the intrinsic value of the vested options. The impact of the adjustment on the condensed consolidated balance sheet as of March 31, 2003 was that common stock and the accumulated deficit were both reduced by $714,768.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                    (Amounts in thousands, except share data)

         The following summarized financial information shows the amounts previously reported and the amounts as restated.


                                                                 March 31, 2003
                                                               --------------------
                                                              Previously      As
                                                               reported    restated
                                                               --------    --------
Assets:
Total assets ...............................................   $ 24,706    $ 24,706
                                                               ========    ========

Liabilities and Shareholders' Equity:
Total liabilities ..........................................   $ 16,816    $ 16,816
                                                               --------    --------

Shareholders' equity:
Common stock, no par value; 35,000,000 shares authorized:
  19,891,746 and 19,652,356 shares issued and outstanding at
  March 31, 2003 and December 31, 2002, respectively .......     97,322      96,608
Accumulated other comprehensive income .....................         12          12
Deficit accumulated during the development stage ...........    (89,444)    (88,730)
                                                               --------    --------
Total shareholders' equity .................................      7,890       7,890
                                                               --------    --------
Total liabilities and shareholders' equity .................   $ 24,706    $ 24,706
                                                               ========    ========

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                                                        Period from June 26, 1989
                                                                        Three Months Ended                    (inception) to
                                                                              March 31,                          March 31,
                                                                    ---------------------------         ---------------------------
                                                                      2003              2003              2003              2003
                                                                    ---------         ---------         ---------         ---------
                                                                   Previously            As            Previously            As
                                                                    reported          restated          reported          restated
                                                                    ---------         ---------         ---------         ---------
Total revenues .............................................        $     392         $     392         $   8,739         $   8,739
Costs and expenses:
     Cost of product sales .................................               34                34             1,355             1,355
     Research and development ..............................            1,861             1,892            63,747            63,509
     Selling, general and administrative ...................            1,133             1,083            28,510            28,034
     Acquired in-process technology ........................               --                --             7,350             7,350
                                                                    ---------         ---------         ---------         ---------
Total costs and expenses ...................................            3,028             3,009           100,962           100,248
                                                                    ---------         ---------         ---------         ---------
Operating loss .............................................           (2,636)           (2,617)          (92,223)          (91,509)
Other income (expense) .....................................             (496)             (496)            4,227             4,227
                                                                    ---------         ---------         ---------         ---------
Net loss ...................................................           (3,132)           (3,113)          (87,996)          (87,282)
Non-cash preferred stock dividends .........................               --                --             1,448             1,448
                                                                    ---------         ---------         ---------         ---------
Net loss applicable to common shareholders .................        $  (3,132)        $  (3,113)        $ (89,444)        $ (88,730)
                                                                    =========         =========         =========         =========
Basic and diluted net loss per common share ................        $   (0.16)        $   (0.16)
                                                                    =========         =========

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                                      Period from June 26, 1989
                                                                            Three Months Ended                (inception) to
                                                                                 March 31,                       March 31,
                                                                        -------------------------         -------------------------
                                                                          2003             2003             2003             2003
                                                                        --------         --------         --------         --------
                                                                       Previously           As           Previously           As
                                                                        reported         restated         reported         restated
                                                                        --------         --------         --------         --------
Operating activities
Net loss .......................................................        $ (3,132)        $ (3,113)        $(87,996)        $(87,282)
Other operating activities .....................................            (226)            (245)          31,527           30,813
                                                                        --------         --------         --------         --------
Net cash used in operating activities ..........................          (3,358)          (3,358)         (56,469)         (56,469)

Investing activities
Net cash  used in investing activities .........................          (7,211)          (7,211)         (14,469)         (14,469)

Financing activities
Net cash provided by financing activities ......................             466              466           82,464           82,464
                                                                        --------         --------         --------         --------

Net increase (decrease) in cash and cash
equivalents ....................................................         (10,103)         (10,103)          11,526           11,526
Cash and cash equivalents, beginning of period .................          21,629           21,629               --               --
                                                                        --------         --------         --------         --------
Cash and cash equivalents, end of period .......................        $ 11,526         $ 11,526         $ 11,526         $ 11,526
                                                                        ========         ========         ========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This quarterly report contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, which reflect management's intentions, hopes, beliefs, expectations or predictions for the future. Investors are cautioned that these forward-looking statements are subject to numerous risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of review of our regulatory filings by the FDA and other regulatory authorities, particularly with regard to our Fortigel NDA; our need and ability to complete corporate partnerships; and uncertainties arising from pending litigation between the PDI and Auxilium Pharmaceuticals which, depending on the outcome, could affect the marketing of Cellegy's Fortigel, delay product launch or reduce its commercial potential. There can be no assurance that Cellegy's products will be approved for marketing by regulatory authorities or will be successfully marketed following approval. We undertake no obligation to update or revise the forward-looking statements made herein, except as specifically required by law. For more information regarding the above, and other risk factors that may affect Cellegy's future results, investors should refer to the company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2003 and the notes thereto included in this Amended Form 10Q/A have been restated. For additional information regarding the restatement, please refer to Note 8 to the Condensed Consolidated Financial Statements included in Item 1. All applicable financial information presented in this Item 2 has been restated to take into account the effects of the restatement described in Note 8 to the Condensed Consolidated Financial Statements.

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

         In August 2001, Cellegy and Ventiv Health, Inc. signed a six year agreement to commercialize Cellegesic in the United States. Ventiv was to have delivered integrated marketing and sales solutions, provide pre-launch support, and recruit and train a sales force which would have been jointly managed by both companies. In September 2002, Cellegy and Ventiv Health, Inc. terminated the Cellegesic License Agreement based on a delay in commercialization of Cellegesic due to our withdrawal of the Cellegesic NDA that was pending with the FDA.

         In November 2002, we completed a private placement of 2.2 million shares of our common stock resulting in approximately $5.5 million of gross proceeds to Cellegy. The financing was with a single investor, John M. Gregory, founder and former CEO of King Pharmaceuticals and currently managing partner of SJ Strategic Investments, LLC.

         In December 2002, Cellegy entered into an exclusive license agreement with PDI, Inc. to commercialize Fortigel in North American markets. Under the terms of the agreement, PDI's Pharmaceutical Products Group will be responsible for the marketing and sale of Fortigel utilizing its existing sales and marketing infrastructure and skills contained within the PDI Pharmaceutical Products Group. Cellegy received a payment of $15.0 million upon signing of the agreement and will receive a milestone payment and royalties assuming success for product launch. Cellegy will be responsible for supplying finished product to PDI through Cellegy's contract manufacturer.

Results of Operations

         Revenues. Cellegy had revenues of $392,000 and $267,000 for the three months ended March 31, 2003 and 2002, respectively. During the first three months of 2003, revenues consisted of $208,000 in licensing revenue from PDI, our Fortigel licensee, $116,000 of Rectogesic(TM) (nitroglycerin ointment) product sales in Australia, $55,000 in product sales to Gryphon Development, the product development division of a major specialty retailer, and $13,000 in Canadian government grants. During the first three months of 2002, revenues consisted of $231,000 in product sales to Gryphon Development, and $36,000 in Rectogesic product sales in Australia.

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

         Research and Development Expenses. During the first quarter of 2003 and 2002, research and development expenses were $1,892,000 and $2,962,000, respectively. Higher operating expenses in last year's first quarter resulted primarily from the costs of completing Phase III clinical trials for Fortigel and Cellegesic. Clinical expenses are expected to increase during the next three quarters due to additional clinical personnel recently hired and the expected start of a new Phase III Cellegesic trial. We have now completed discussions with the FDA concerning the trial protocol, and intend to begin a confirmatory Phase III trial during the second quarter of 2003.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,083,000 for the three months ended March 31, 2003, compared with $1,876,000 for the same period last year. Higher operating expenses in last year's first quarter were primarily due to pre-launch marketing costs for our Cellegesic product candidate. No additional marketing costs related to Cellegesic are anticipated until successful completion of the new Phase III trial. General and administrative expenses are expected to increase in support of greater clinical activity and to comply with additional accounting and public reporting requirements.

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

         Net Loss. Net loss applicable to common shareholders was $3,113,000 or $0.16 per share for the three months ended March 31, 2003 based on 19,852,000 weighted average shares outstanding compared with a net loss of $4,387,000 or $0.25 per share for the same period in the prior year based on 17,303,000 weighted average shares outstanding.

Liquidity and Capital Resources

         We have experienced net losses from operations each year since our inception. Through March 31, 2003, we had incurred an accumulated deficit of $88.7 million and had consumed cash from operations of $56.5 million. Cash from equity financing transactions have included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997, $10.0 million in net proceeds from a private placement in July 1999, $11.6 million in net proceeds from a private placement in October 2000, $15.2 million in net proceeds from a private placement in June 2001 and $5.2 million in net proceeds from a private placement in November 2002.

         Our cash and investments were $20.9 million at March 31, 2003 compared $23.9 million at December 31, 2002, including $227,000 of restricted cash at each date. The decrease in cash and investments of $3.0 million in 2003 was principally due to cash used to support operations. Our operations have used and will continue to use increased amounts of cash in future quarters. Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, our ability to establish new collaborative arrangements, the purchase of capital equipment and working capital increases associated with the scale up and pre-launch manufacture of Fortigel.

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

Factors That May Affect Future Operating Results

         This quarterly report contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, which reflect management's intentions, hopes, beliefs, expectations or predictions for the future. Investors are cautioned that these forward-looking statements are subject to numerous risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials; the outcome and timing of review of our regulatory filings by the FDA and other regulatory authorities, particularly with regard to our Fortigel NDA; our need and ability to complete corporate partnerships; and uncertainties arising from pending litigation between PDI and Auxilium Pharmaceuticals which, depending on the outcome, could affect the marketing of Cellegy's Fortigel, delay product launch or reduce its commercial potential. There can be no assurance that Cellegy's products will be approved for marketing by regulatory authorities or will be successfully marketed following approval. We undertake no obligation to update or revise the statements made herein, except as specifically required by law. For more information regarding the above, and other risk factors that may affect Cellegy's future results, investors should refer to the company's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit No.    Description

         10.01          Retention and Severance Plan *
         10.02          Agreement of Plan Participation *
         31.1           Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002
         31.2           Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002
         32.1           Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002
         32.2           Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

                        *Previously filed as an exhibit with the Registrant's original Quarterly Report on Form 10-Q for the first Quarter ended March 31, 2003, incorporated herein by reference

          (b)     Reports on Form 8-K

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


                                      CELLEGY PHARMACEUTICALS, INC.

Date: March 24, 2004                  /s/ K. Michael Forrest
                                      ------------------------------------------
                                      K. Michael Forrest
                                      President and Chief Executive Officer



Date: March 24, 2004                  /s/ A. Richard Juelis
                                      ------------------------------------------
                                      A. Richard Juelis
                                      Vice President, Finance and Chief
                                      Financial Officer