Form 10-Q/A
period 2003-06-30
CELLEGY PHARMACEUTICALS INC
filed 2004-03-24
CIK 887247

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b under the Securities Exchange Act of 1934). Yes ___ No _X_

The number of shares outstanding of the registrant's common stock at August 7, 2003 was 20,012,413.

                          CELLEGY PHARMACEUTICALS, INC.


                              INDEX TO FORM 10-Q/A


                                                                            Page
                                                                            ----
PART   I   FINANCIAL INFORMATION

Item 1.    Financial Statements ( Unaudited )


           Condensed Consolidated Balance Sheets as of June 30, 2003
           (Unaudited) (Restated) and December 31, 2002 ...................... 4


           Condensed  Consolidated  Statements  of  Operations  for the
           three  months and six months  ended June 30,  2003(Restated)
           and 2002,  and the period from June 26, 1989  (inception) to
           June 30, 2003 (Unaudited) (Restated) .............................. 5

           Condensed Consolidated  Statements of Cash Flows for the six
           months  ended June 30,  2003  (Restated)  and 2002,  and the period  from  June 26,  1989  (inception)  to June 30,  2003
           (Unaudited) (Restated) ............................................ 6


           Notes to Condensed Consolidated Financial Statements (Unaudited) .. 7



Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................ 14


PART   II  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K ................................. 17

Signatures .................................................................. 18

Certifications .............................................................. 19



                                EXPLANATORY NOTE

    Cellegy Pharmaceuticals, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-Q (the "Amended Form 10-Q/A") to amend and restate Items 1 and 2 of
Part I contained in the Company's Quarterly Report on Form 10-Q (the "Original Form 10-Q") relating to the Company's second quarter ended June 30, 2003 as originally filed with the Securities and Exchange Commission on August 13, 2003. The Amended Form 10-Q/A reflects the restatement of the Company's unaudited consolidated financial statements as of June 30, 2003, and related changes in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In the course of preparing its financial statements for the year ended December 31, 2003, the Company determined that it was necessary to adjust the accounting treatment for certain employee and director stock options that had been cancelled during the fourth quarter of 2002. The Company initially accounted for the cancellation of certain unvested options as a modification to the stock options and applied variable accounting treatment to the uncancelled portion of the stock options. Subsequently, the Company determined that was not the appropriate application under generally accepted accounting principles, and reversed the $416,766 and $436,236 of expense previously recorded for the three and six months ended June 30, 2003, respectively, related to the intrinsic value of the vested options. The results for the third quarter of 2003 will also be adjusted.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)


                      Condensed Consolidated Balance Sheets
                    (Amounts in thousands, except share data)


                                                                                       June 30, 2003           December 31, 2002
                                                                                    --------------------    ---------------------
                                                                                        (Unaudited)
Assets                                                                                 (as restated,           (as restated,
                                                                                        see note 8)             see note 8)
Current assets:
     Cash and cash equivalents ...................................................        $  6,201                 $ 21,629
     Short-term investments ......................................................           1,471                    2,002
     Prepaid expenses and other current assets ...................................             480                      608
                                                                                          --------                 --------
Total current assets .............................................................           8,152                   24,239
Restricted cash ..................................................................             227                      227
Property and equipment, net ......................................................           1,990                    2,616
Long-term investments ............................................................           9,666                     --
Goodwill .........................................................................             814                      814
Intangible assets related to acquisition, net of
  accumulated amortization of $1,125 and $983 as of
  June 30, 2003 and December 31, 2002, respectively ..............................             241                      383
Other assets .....................................................................             100                      100
                                                                                          --------                 --------
Total assets                                                                              $ 21,190                 $ 28,379
                                                                                          ========                 ========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ....................................        $  1,437                 $  2,005
     Accrued compensation and related expenses ...................................             154                      123
     Current portion of deferred revenue .........................................             832                      832
                                                                                          --------                 --------
Total current liabilities ........................................................           2,423                    2,960
Other long-term liabilities ......................................................             718                      717
Deferred revenue .................................................................          13,751                   14,168

Shareholders' equity:
     Common stock, no par value; 35,000,000 shares
         authorized: 20,012,413 and 19,652,356 shares
         issued and outstanding at June 30, 2003 and
         December 31, 2002, respectively .........................................          97,128                   96,140
     Accumulated other comprehensive income ......................................              65                       11
     Deficit accumulated during the development stage ............................         (92,895)                 (85,617)
                                                                                          --------                 --------
Total shareholders' equity .......................................................           4,298                   10,534
                                                                                          --------                 --------
Total liabilities and shareholders' equity .......................................        $ 21,190                 $ 28,379
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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                                                                      Period from
                                                           Three Months Ended               Six Months Ended         June 26, 1989
                                                                June 30,                          June 30,           (inception) to
                                                      -----------------------------    ----------------------------     June 30,
                                                         2003             2002            2003            2002            2003
                                                      ------------     ------------    -----------     ------------ ----------------
                                                      (as restated,                   (as restated,                   (as restated,
                                                       see note 8)                     see note 8)                     see note 8)

Revenues:
   Contract revenue (1) .............................  $    208          $   --         $    416          $   --        $   3,113
   Government grants ................................      --                --               13              --              561
   Product sales ....................................        55               150            226               417          5,328
                                                       --------          --------       --------          --------      ---------
Total revenues ......................................       263               150            655               417          9,002
Costs and expenses:
   Cost of product sales ............................         6                15             40                86          1,361
   Research and development .........................     3,145             3,551          5,037             6,513         66,654
   Selling, general and administrative ..............     1,464             2,337          2,547             4,213         29,498
   Acquired in-process technology ...................      --                --             --                --            7,350
                                                       --------          --------       --------          --------      ---------
Total costs and expenses ............................     4,615             5,903          7,624            10,812        104,863
                                                       --------          --------       --------          --------      ---------
Operating loss ......................................    (4,352)           (5,753)        (6,969)          (10,395)       (95,861)
   Interest and other income ........................       190               129            233               385          6,463
   Interest and other expense .......................        (3)             --             (542)             --           (2,049)
                                                       --------          --------       --------          --------      ---------
Net loss ............................................    (4,165)           (5,624)        (7,278)          (10,010)       (91,447)
Non-cash preferred stock dividends ..................      --                --             --                --            1,448
                                                       --------          --------       --------          --------      ---------
Net loss applicable to common shareholders ..........  $ (4,165)         $ (5,624)      $ (7,278)         $(10,010)     $ (92,895)
                                                       ========          ========       ========          ========      =========
Basic and diluted net loss per common share .........  $  (0.21)         $  (0.32)      $  (0.37)         $  (0.58)
                                                       ========          ========       ========          ========
Weighted average common shares used in computing
   basic and diluted net loss per share .............    19,951            17,313         19,901            17,304
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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)
                             (Amounts in thousands)

                                                                                                                  Period from
                                                                                                                 June 26, 1989
                                                                                                                (inception) to
                                                                        Six Months Ended June 30,                  June 30,
                                                                 ----------------------------------------      -----------------
                                                                       2003                   2002                   2003
                                                                 -----------------      -----------------      -----------------
                                                                  (as restated,                                  (as restated,
                                                                   see note 8)                                    see note 8)
Operating activities
Net loss .....................................................     $ (7,278)                $(10,010)              $(91,447)
Other operating activities ...................................          579                      179                 31,637
                                                                   --------                 --------               --------
Net cash used in operating activities ........................       (6,699)                  (9,831)               (59,810)
                                                                   --------                 --------               --------
Investing activities
Purchases of property and equipment ..........................         (127)                    (467)                (4,965)
Purchases of investments .....................................      (11,093)                    --                  (98,983)
Sales and maturities of investments ..........................        2,000                    6,739                 87,794
Proceeds from sale of property and equipment .................           23                     --                      210
Cash used in acquisition of Vaxis and Quay ...................         --                       --                     (511)
                                                                   --------                 --------               --------
Net cash provided by (used in) investing activities ..........       (9,197)                   6,272                (16,455)
                                                                   --------                 --------               --------
Financing activities
Proceeds from notes payable ..................................         --                       --                    8,047
Repayment of notes payable ...................................         --                       --                   (6,611)
Proceeds from restricted cash ................................         --                       --                      386
Other assets .................................................         --                       --                     (614)
Other long-term liabilities ..................................         --                      1,478                   --
Net proceeds from issuance of common stock ...................          468                     --                   69,580
Issuance of convertible preferred stock, net of issuance
   costs and deferred financing costs ........................         --                       --                   11,678
                                                                   --------                 --------               --------
Net cash provided by financing activities ....................          468                    1,478                 82,466
                                                                   --------                 --------               --------
Net (decrease) increase in cash and cash equivalents .........      (15,428)                  (2,081)                 6,201
Cash and cash equivalents, beginning of period ...............       21,629                    5,795                   --
                                                                   --------                 --------               --------
Cash and cash equivalents, end of period .....................     $  6,201                 $  3,714               $  6,201
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

     For further information, refer to the consolidated financial statements and footnotes thereto included in Cellegy's Annual Report on Form 10-K/A Amendment No.1 for the year ended December 31, 2002.

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

     The Company valued its employee and director options using the following weighted average assumptions for the three and six month periods June 30, 2003 and 2002:

                                        Three Months              Six Months
                                       Ended June 30,           Ended June 30,
                                       --------------           --------------
                                     2003          2002        2003        2002
                                     ----          ----        ----        ----
Risk-free interest rate ..........   2.5%          4.5%        2.5%        4.5%
Dividend yield ...................     0%            0%          0%          0%
Volatility .......................   1.08          .70        1.10         .70
Expected life of options in years    4.2           4.3         4.2         4.3

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands):

                                                        Three Months Ended June 30,            Six Months Ended June 30,
                                                     ----------------------------------    -----------------------------------
                                                          2003               2002               2003                2002
                                                       (Restated)                            (Restated)
                                                     ---------------     --------------    ----------------   ---------------
Net loss as reported .............................      $(4,165)           $(5,624)           $(7,278)           $(10,010)
Add: Stock-based employee compensation costs
   included in the determination of net loss, as
   reported ......................................         --                    9                 15                  43
Deduct: Stock-based employee compensation costs
   that would have been included in the
   determination of net loss if the fair value
   method had been applied to all awards .........         (420)              (640)              (838)             (1,184)
                                                        -------            -------            -------            --------
Net loss, pro forma ..............................      $(4,585)           $(6,255)           $(8,101)           $(11,151)
Basic and diluted net loss per share, as reported       $ (0.21)           $ (0.32)           $ (0.37)           $  (0.58)
Pro forma basic and diluted net loss per share ...      $ (0.21)           $ (0.36)           $ (0.39)           $  (0.64)

     The effects of applying FAS 123 pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Reclassification

Certain prior year balances have been reclassified for comparative purposes.

Note 3.   -   Comprehensive Loss

     Accumulated other comprehensive income presented on the accompanying balance sheets consists of the accumulated net unrealized gain or loss on available-for-sale investments and foreign currency translation adjustments.

     The components of comprehensive loss for the three and six month periods ended June 30, 2003 and 2002 are as follows (in thousands):


                                                        Three Months Ended June 30,            Six Months Ended June 30,
                                                     ----------------------------------    -----------------------------------
                                                          2003               2002               2003                2002
                                                       (Restated)                            (Restated)
                                                     ---------------     --------------    ----------------   ----------------
Net loss ............................................    $(4,165)          $(5,624)           $(7,278)           $(10,010)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities ..         52               (38)                69                 (64)
Foreign currency translation adjustment .............          1                (1)               (15)               --
                                                         -------           -------            -------            --------
Other comprehensive income (loss) ...................         53               (39)                54                 (64)
Comprehensive loss ..................................    $(4,112)          $(5,663)           $(7,224)           $(10,074)

Note 4.   -   Net Loss Per Share

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

Note 5.   -   Segment Reporting

     The following  table  contains  information  regarding  revenues and income
(loss) from operating each business segment (in thousands):


                                       Three Months  Ended June 30,   Six Months  Ended June 30,
                                       ----------------------------   --------------------------
                                          2003            2002           2003             2002
                                          ----            ----           ----             ----
                                      (As restated)                  (As restated)
Revenues:
    Pharmaceuticals ..............       $   263        $    95        $    600        $    131
    Skin Care ....................          --               55              55             286
                                         -------        -------        --------        --------
                                         $   263        $   150        $    655        $    417
                                         =======        =======        ========        ========
Operating income (loss):
    Pharmaceuticals ..............       $(4,309)       $(5,787)       $ (6,946)       $(10,576)
    Skin Care ....................           (43)            34             (23)            181
                                         -------        -------        --------        --------
                                         $(4,352)       $(5,753)       $ (6,969)       $(10,395)
                                         =======        =======        ========        ========

     All of the Company's assets are related to the pharmaceutical segment and most of these assets are located in the United States.

Note 6.   -    Fixed Assets

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

     In the course of preparing its financial statements for the year ended December 31, 2003, the Company determined that it was necessary to adjust the accounting treatment for certain employee and director stock options that had been cancelled during the fourth quarter of 2002. The Company initially accounted for the cancellation of certain unvested options as a modification to the stock options and applied variable accounting treatment to the uncancelled portion of the stock options. Subsequently, the Company determined that was not the appropriate application under generally accepted accounting principles, and reversed the $416,766, $436,236 and $1,131,534 of expense previously recorded for the three and six months ended June 30, 2003 and the period from June 26, 1989 (inception) to June 30, 2003, respectively, related to the intrinsic value of the vested options. The impact of the adjustment on the consolidated balance sheet as of June 30, 2003 was that common stock and the accumulated deficit were both reduced by $1,131,534.

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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                    (Amounts in thousands, except share data)



                                                                                 June 30, 2003
                                                                     ----------------------------------
                                                                        Previously             As
                                                                         reported           restated
                                                                     -----------------  ---------------
Assets:
Total assets .......................................................    $ 21,190            $ 21,190
                                                                        ========            ========
Liabilities and Shareholders' Equity:
Total liabilities ..................................................    $ 16,892            $ 16,892
                                                                        --------            --------


Shareholders' equity:
Common stock, no par value; 35,000,000 shares authorized: 20,012,413 and 19,652,356 shares issued and outstanding at June 30, 2003 and
December 31, 2002, respectively ....................................      98,259              97,128
Accumulated other comprehensive income .............................          65                  65
Deficit accumulated during the development stage ...................     (94,026)            (92,895)
                                                                        --------            --------
Total shareholders' equity .........................................       4,298               4,298
                                                                        --------            --------
Total liabilities and shareholders' equity .........................    $ 21,190            $ 21,190
                                                                        ========            ========

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)



                                                                                                       Period from June 26, 1989
                                           Three Months Ended               Six Months Ended                (inception) to
                                                June 30,                        June 30,                       June 30,
                                      ------------------------------ ------------------------------  ------------------------------
                                         2003              2003          2003             2003           2003             2003
                                         ----              ----          ----             ----           ----             ----
                                      Previously            As        Previously           As         Previously           As
                                       reported          restated      reported         restated       reported         restated
                                      -------------    ------------- -------------    -------------  -------------     ------------
Revenues:
Total revenues ......................   $   263          $   263       $   655           $   655      $   9,002         $   9,002
Costs and expenses:
  Cost of product sales .............         6                6            40                40          1,361             1,361
  Research and development ..........     3,314            3,145         5,175             5,037         67,061            66,654
  Selling, general and administrative     1,712            1,464         2,845             2,547         30,222            29,498
  Acquired in-process technology ....      --               --            --                --            7,350             7,350
                                        -------          -------       -------           -------      ---------         ---------
Total costs and expenses ............     5,032            4,615         8,060             7,624        105,994           104,863
                                        -------          -------       -------           -------      ---------         ---------
Operating loss ......................    (4,769)          (4,352)       (7,405)           (6,969)       (96,992)          (95,861)
Other income (expense) ..............       187              187          (309)             (309)         4,414             4,414
                                        -------          -------       -------           -------      ---------         ---------
Net loss ............................    (4,582)          (4,165)       (7,714)           (7,278)       (92,578)          (91,447)
Non-cash preferred stock dividends ..      --               --            --                --            1,448             1,448
                                        -------          -------       -------           -------      ---------         ---------
Net loss applicable to common
shareholders ........................   $(4,582)         $(4,165)      $(7,714)          $(7,278)     $ (94,026)        $ (92,895)
                                        =======          =======       =======           =======      =========         =========
Basic and diluted net loss per
  common share ......................   $ (0.23)         $ (0.21)      $ (0.39)          $ (0.37)
                                        =======          =======       =======           =======


                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)




                                                                                              Period from June 26, 1989
                                                                 Six Months Ended                   (inception) to
                                                                     June 30,                          June 30,
                                                           -----------------------------    -----------------------------
                                                               2003             2003           2003              2003
                                                               ----             ----           ----              ----
                                                            Previously           As          Previously           As
                                                             reported         restated        reported         restated
                                                           --------------    -----------    ------------     ------------
Operating activities
Net loss ..............................................       $ (7,714)       $ (7,278)       $(92,578)       $(91,447)
Other operating activities ............................          1,015             579          32,768          31,637
                                                              --------        --------        --------        --------
Net cash used in operating activities .................         (6,699)         (6,699)        (59,810)        (59,810)

Investing activities
Net cash used in investing activities .................         (9,197)         (9,197)        (16,455)        (16,455)

Financing activities
Net cash provided by financing activities .............            468             468          82,466          82,466
                                                              --------        --------        --------        --------

Net increase (decrease) in cash and cash equivalents ..        (15,428)        (15,428)          6,201           6,201
Cash and cash equivalents, beginning of period ........         21,629          21,629            --              --
                                                              --------        --------        --------        --------
Cash and cash equivalents, end of period ..............       $  6,201        $  6,201        $  6,201        $  6,201
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

     The Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2003 and the notes thereto included in this Amended Form 10Q/A have been restated. For additional information regarding the restatement, please refer to Note 8 to the Condensed Consolidated Financial Statements included in Item 1. All applicable financial information presented in this Item 2 has been restated to take into account the effects of the restatement described in Note 8 to the Condensed Consolidated Financial Statements.

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

     Cellegy had revenues of $655,000 and $417,000 for the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003, revenues consisted of $171,000 in Rectogesic sales in Australia, $416,000 in licensing revenue from PDI, $55,000 in product sales to Gryphon and $13,000 in Canadian government grants. For the first six months of last year, revenues were comprised of $286,000 in skin care product sales, primarily to Gryphon, and $131,000 in Rectogesic sales in Australia. As of the filing date of this quarterly report, we have not received an order from Gryphon for the third quarter of 2003 and they have not provided a skin care product forecast for the remainder of the year.

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

     Research and Development Expenses. Research and development expenses were $3,145,000 for the three months ended June 30, 2003, compared with $3,551,000 for the same period last year. During the six months ended June 30, 2003 and 2002, research and development expenses were $5,037,000 and $6,513,000, respectively. Lower research and development expenses for both periods this year, compared with the same periods last year, are due to the winding down of our domestic research operations in the second half of last year and the Fortigel NDA user fee incurred in the second quarter of last year. Additional pre-launch manufacturing expenses relating to Fortigel were incurred in this year's second quarter. We expect to increase clinical expenses associated with the Cellegesic Phase 3 trial and the on-going Phase 2 trial for Tostrelle for the rest of the year. We have not yet determined the level of clinical, regulatory and manufacturing expenses for Fortigel.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,464,000 for the three months ended June 30, 2003, compared with $2,337,000 for the same period last year. During the six months ended June 30, 2003 and 2002, these expenses were $2,547,000 and $4,213,000, respectively. The decreases for both periods of this year, compared with the same periods last year, were due to the discontinuation in the second quarter of 2002 of pre-launch sales and marketing activities associated with Cellegesic. Minimal sales and marketing expenses have been incurred since that time and no significant expenses are currently anticipated throughout the rest of this year. These reductions were offset somewhat in the first half of this year by non-cash compensation expenses of approximately $400,000, relating to a bonus payment made in stock.

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

     Net Loss. Net loss was $4,165,000 or $0.21 per share based on 19,951,000 weighted average shares outstanding for the three months ended June 30, 2003, compared with a net loss of $5,624,000 or $0.32 per share based on 17,313,000 weighted average shares outstanding for the same period last year. For the six months ended June 30, 2003, the net loss was $7,278,000 or $0.37 per share based on 19,901,000 weighted average shares outstanding, compared with $10,010,000 or $0.58 per share based on 17,304,000 weighted average shares outstanding for the same period last year.

Liquidity and Capital Resources

     We have experienced net losses from operations each year since our inception. Through June 30, 2003, we had incurred an accumulated deficit of $92.9 million and had consumed cash from operations of $59.8 million. Cash from equity financing transactions has included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997, $10.0 million in net proceeds from a private placement in July 1999, $11.6 million in net proceeds from a private placement in October 2000, $15.2 million in net proceeds from a private placement in June 2001 and $5.2 million in net proceeds from a private placement in November 2002.

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

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                             * Previously filed as an exhibit with the Registrant's original Quarterly Report on Form 10-Q for the first Quarter ended March 31, 2003, incorporated herein by reference

         (b)      Reports on Form 8-K

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

                             CELLEGY PHARMACEUTICALS, INC.


Date:  March 24, 2004        /s/ K. Michael Forrest
                             ---------------------------------------------------
                             K. Michael Forrest
                             President and Chief Executive Officer


Date:  March 24, 2004        /s/ A. Richard Juelis
                             ---------------------------------------------------
                             A. Richard Juelis
                             Vice President, Finance and Chief Financial Officer