Form 10-Q/A
period 2003-09-30
CELLEGY PHARMACEUTICALS INC
filed 2004-03-24
CIK 887247

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b under the Securities Exchange Act of 1934). Yes __ No _X_

The number of shares outstanding of the registrant's common stock at November 7, 2003 was 20,020,876.

                          CELLEGY PHARMACEUTICALS, INC.


                              INDEX TO FORM 10-Q/A


                                                                            Page
                                                                            ----
PART   I  FINANCIAL INFORMATION

Item 1.   Financial Statements ( Unaudited )

          Condensed Consolidated Balance Sheets as of September 30, 2003
          (Unaudited) (Restated) and December 31, 2002 (Restated) ...........  4

          Condensed  Consolidated  Statements  of  Operations  for the
          three  months  and nine  months  ended  September  30,  2003
          (Restated)  and 2002,  and the  period  from  June 26,  1989
          (inception) to September 30, 2003 (Unaudited) .....................  5

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 (Restated) and 2002, and the period from June 26, 1989  (inception) to September 30, 2003
          (Unaudited) .......................................................  6


          Notes to Condensed Consolidated Financial Statements (Unaudited) ..  7


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations  ............................................ 14


PART   II OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K .................................. 18

Signatures .................................................................. 19

Certifications .............................................................. 20


                                EXPLANATORY NOTE

    Cellegy Pharmaceuticals, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-Q (the "Amended Form 10-Q/A") to amend and restate Items 1 and 2 of
Part I contained in the Company's Quarterly Report on Form 10-Q (the "Original Form 10-Q") relating to the Company's third quarter ended September 30, 2003 as originally filed with the Securities and Exchange Commission on November 14, 2003. The Amended Form 10-Q/A reflects the restatement of the Company's unaudited consolidated financial statements as of September 30, 2003, and related changes in Management's Discussion and Analysis of Financial Condition and Results of Operations.

    In the course of preparing its financial statements for the year ended December 31, 2003, the Company determined that it was necessary to adjust the accounting treatment for certain employee and director stock options that had been cancelled during the fourth quarter of 2002. The Company initially accounted for the cancellation of certain unvested options as a modification to the stock options and applied variable accounting treatment to the uncancelled portion of the stock options. Subsequently, the Company determined that was not the appropriate application under generally accepted accounting principles, and reversed the $702,370 and $266,134 previously credited to expense for the three and nine months ended September 30, 2003, respectively, related to the intrinsic value of the vested options. The results for the first and second quarters of 2003 have also been adjusted.

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

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)


                      Condensed Consolidated Balance Sheets
                    (Amounts in thousands, except share data)


                                                                                       September 30,             December 31,
                                                                                           2003                     2002
                                                                                     ------------------       -----------------
                                                                                        (Unaudited)
                                                                                       (as restated,           (as restated,
                                                                                        see note 9)             see note 9)
Assets
Current assets:
     Cash and cash equivalents ...............................................            $  8,501               $ 21,629
     Short-term investments ..................................................               3,736                  2,002
     Prepaid expenses and other current assets ...............................                 685                    608
                                                                                          --------               --------
Total current assets .........................................................              12,922                 24,239
Restricted cash ..............................................................                 227                    227
Property and equipment, net ..................................................               1,835                  2,616
Long-term investments ........................................................               2,007                   --
Goodwill .....................................................................                 814                    814
Intangible assets related to acquisition, net of
accumulated amortization of $1,142 and $983 as
of September 30, 2003 and December 31, 2002, respectively ....................                 224                    383
Other assets .................................................................                 100                    100
                                                                                          --------               --------
Total assets .................................................................            $ 18,129               $ 28,379
                                                                                          ========               ========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities ................................            $  1,360               $  2,005
     Accrued compensation and related expenses ...............................                 111                    123
     Current portion of deferred revenue .....................................                 832                    832
                                                                                          --------               --------
Total current liabilities ....................................................               2,303                  2,960
Other long-term liabilities ..................................................                 715                    717
Deferred revenue .............................................................              13,543                 14,168

Shareholders' equity:
     Common stock, no par value; 35,000,000 shares
         authorized: 20,018,063 and 19,652,356 shares issued
         and outstanding at September  30, 2003 and
         December 31, 2002, respectively .....................................              97,163                 96,140
     Accumulated other comprehensive income (loss) ...........................                 (30)                    11
     Deficit accumulated during the development stage ........................             (95,565)               (85,617)
                                                                                          --------               --------
Total shareholders' equity ...................................................               1,568                 10,534
                                                                                          --------               --------
Total liabilities and shareholders' equity ...................................            $ 18,129               $ 28,379
                                                                                          ========               ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc
                          (a development stage company)


                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                                                                               Period from
                                                          Three Months Ended          Nine Months Ended        June 26, 1989
                                                             September 30,              September 30,         (inception) to
                                                     ---------------------------  --------------------------   September 30,
                                                         2003          2002           2003          2002           2003
                                                     -------------  ------------  -------------  ----------- ----------------
                                                         (as                          (as                           (as
                                                      restated,                    restated,                     restated,
                                                      see note 9)                  see note 9)                   see note 9)
Revenues:
   Contract revenue .............................       $    208     $   --         $    625       $   --       $   3,321
   Government grants ............................           --             27             13             27           561
   Product sales ................................            206          118            431            535         5,534
                                                        --------     --------       --------       --------     ---------
Total revenues ..................................            414          145          1,069            562         9,416
Costs and expenses:
   Cost of product sales ........................             46           11             86             98         1,407
   Research and development .....................          2,349        1,899          7,386          8,412        69,003
   Selling, general and administrative ..........            695           (9)         3,242          4,203        30,193
   Acquired in-process technology ...............           --           --             --             --           7,350
                                                        --------     --------       --------       --------     ---------
Total costs and expenses ........................          3,090        1,901         10,714         12,713       107,953
                                                        --------     --------       --------       --------     ---------
Operating loss ..................................         (2,676)      (1,756)        (9,645)       (12,151)      (98,537)
   Interest and other income ....................            106          161            364            546         6,569
   Interest and other expense ...................           (100)         (28)          (667)           (28)       (2,149)
                                                        --------     --------       --------       --------     ---------
Net loss ........................................         (2,670)      (1,623)        (9,948)       (11,633)      (94,117)
Non-cash preferred stock dividends ..............           --           --             --             --           1,448
Net loss applicable to common shareholders ......       $ (2,670)    $ (1,623)      $ (9,948)      $(11,633)    $ (95,565)
                                                        ========     ========       ========       ========     =========
Basic and diluted net loss per common share .....       $  (0.13)    $  (0.09)      $  (0.50)      $  (0.67)
                                                        ========     ========       ========       ========
Weighted average common shares used in computing
   basic and diluted net loss per share .........         20,018       17,305         19,941         17,304
                                                        ========     ========       ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows


                                   (Unaudited)
                             (Amounts in thousands)


                                                                                                                 Period from
                                                                                                                June 26, 198
                                                                                                                  (inception)
                                                                      Nine Months Ended September 30,            September 30
                                                                 ----------------------------------------      ----------------
                                                                       2003                   2002                   2003
                                                                 -----------------     ------------------      ----------------
                                                                  (as restated,                                 (as restated,
                                                                   see note 9)                                   see note 9)
Operating activities
Net loss .....................................................      $ (9,948)               $(11,633)             $(94,117)
Other operating activities ...................................           228                     505                31,286
                                                                    --------                --------              --------
Net cash used in operating activities ........................        (9,720)                (11,128)              (62,831)
                                                                    --------                --------              --------
Investing activities
Purchases of property and equipment ..........................          (202)                   (571)               (5,039)
Purchases of investments .....................................       (11,027)                    402               (96,918)
Sales and maturities of investments ..........................         7,286                   8,684                93,080
Proceeds from sale of property and equipment .................            46                    --                     233
Cash used in acquisition of Vaxis and Quay ...................          --                      --                    (511)
                                                                    --------                --------              --------
Net cash provided by (used in) investing activities ..........        (3,897)                  8,515               (11,155)
                                                                    --------                --------              --------
Financing activities
Proceeds from notes payable ..................................          --                      --                   8,047
Repayment of notes payable ...................................          --                      --                  (6,611)
Proceeds from restricted cash ................................          --                      --                     387
Other assets .................................................          --                      --                    (614)
Other long-term liabilities ..................................          --                      --                    --
Net proceeds from issuance of common stock ...................           489                      25                69,600
Issuance of convertible preferred stock, net of issuance
   costs and deferred financing costs ........................          --                      --                  11,678
                                                                    --------                --------              --------
Net cash provided by financing activities ....................           489                      25                82,487
                                                                    --------                --------              --------
Net (decrease) increase in cash and cash equivalents .........       (13,128)                 (2,588)                8,501
Cash and cash equivalents, beginning of period ...............        21,629                   5,795                  --
                                                                    --------                --------              --------
Cash and cash equivalents, end of period .....................      $  8,501                $  3,207              $  8,501
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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands):

                                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                                     ----------------------------------    ---------------------------------
                                                          2003               2002               2003               2002
                                                       (Restated)                            (Restated)
                                                     ---------------     --------------    ----------------   --------------
Net loss as reported ...............................    $(2,670)           $(1,623)           $ (9,948)          $(11,633)
Stock-based employee compensation costs and
   credits included in the determination of net
   loss, as reported ...............................          8               --                    23                 15
Deduct: Stock-based employee compensation costs
   that would have been included in the
   determination of net loss if the fair value
   method had been applied to all awards ...........       (351)              (528)             (1,046)            (2,123)
                                                        -------            -------            --------           --------
Net loss, pro forma ................................    $(3,013)           $(2,151)           $(10,971)          $(13,741)
Basic and diluted net loss per share, as reported ..    $ (0.13)           $ (0.09)           $  (0.50)          $  (0.67)
Pro forma basic and diluted net loss per share .....    $ (0.15)           $ (0.12)           $  (0.55)          $  (0.79)

The effects of applying FAS 123 pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Reclassification

Certain prior year balances have been reclassified for comparative purposes.

Note 3.   -   Comprehensive Loss

    Accumulated other comprehensive income (loss) presented on the accompanying balance sheets consists of the accumulated net unrealized gain or loss on available-for-sale investments and foreign currency translation adjustments.

    The components of comprehensive loss for the three and nine month periods ended September 30, 2003 and 2002 are as follows (in thousands):

                                                     Three Months Ended September 30,       Nine Months Ended September 30,
                                                     ----------------------------------    ----------------------------------
                                                          2003               2002               2003               2002
                                                       (Restated)                            (Restated)
                                                     ----------------    --------------    ---------------- -- --------------
Net loss as reported ...........................        $(2,670)           $(1,623)           $(9,948)           $(11,633)
Other comprehensive income (loss):
    Unrealized gains (losses) on marketable
      securities ...............................             (6)               (14)                62                 (80)
    Foreign currency translation adjustment ....            (90)                (5)              (104)                 (3)
                                                        -------            -------            -------            --------
Other comprehensive income (loss) ..............            (96)               (19)               (42)                (83)
                                                        -------            -------            -------            --------
Comprehensive loss .............................        $(2,766)           $(1,642)           $(9,990)           $(11,716)
                                                        =======            =======            =======            ========

Note 4.   -   Net Loss Per Share

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

Note 5.   -   Segment Reporting

     The following  table  contains  information  regarding  revenues and income
(loss) from operating each business segment (in thousands):

                                              Three Months Ended                Nine Months Ended
                                              ------------------                -----------------
                                                 September 30,                    September 30,
                                                 -------------                    -------------
                                             2003            2002             2003             2002
                                             ----            ----             ----             ----
                                          (Restated)                       (Restated)
Revenues:
    Pharmaceuticals ....................    $   320         $   102         $    920         $    233
    Skin Care ..........................         94              43              149              329
                                            -------         -------         --------         --------
                                            $   414         $   145         $  1,069         $    562
                                            =======         =======         ========         ========
Operating income (loss):
    Pharmaceuticals ....................    $(2,736)        $(1,779)        $ (9,682)        $(12,355)
    Skin Care ..........................         60              23               37              204
                                            -------         -------         --------         --------
                                            $(2,676)        $(1,756)        $ (9,645)        $(12,151)
                                            =======         =======         ========         ========

All of the Company's assets are related to the pharmaceutical segment and most of these assets are located in the United States.

Note 6.   -    Related Parties

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

     On November 4, 2003, Cellegy filed a Report on Form 8-K announcing the resignation of Ernst & Young LLP as the Company's independent auditors and the appointment of PricewaterhouseCoopers LLP, effective with the filing of the Form 10-Q, the quarter ended September 30, 2003.

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

Note 9.   -    Restatement

         In the course of preparing its financial statements for the year ended December 31, 2003, the Company determined that it was necessary to adjust the accounting treatment for certain employee and director stock options that had been cancelled during the fourth quarter of 2002. The Company initially accounted for the cancellation of certain unvested options as a modification to the stock options and applied variable accounting treatment to the uncancelled portion of the stock options. Subsequently, the Company determined that was not the appropriate application under generally accepted accounting principles, and reversed the $702,370 and $266,134 previously credited to expense for the three and nine months ended September 30, 2003, respectively, related to the intrinsic value of the vested options. For the period from June 26, 1989 (inception) to September 30, 2003, the Company reversed the $429,164 previously expensed related to these vested options. The impact of the adjustment on the consolidated balance sheet as of September 30, 2003 was that common stock and the accumulated deficit were both reduced by $429,164.

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

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                    (Amounts in thousands, except share data)

                                                                                 September 30, 2003
                                                                                 ------------------
                                                                        Previously                  As
                                                                         reported                restated
                                                                     ----------------         ---------------
Assets
Total assets .............................................               $ 18,129                $ 18,129
                                                                         ========                ========
Liabilities and Shareholders' Equity
Total liabilities ........................................               $ 16,561                $ 16,561
                                                                         --------                --------
Shareholders' equity:
Common stock, no par value; 35,000,000 shares
authorized: 20,018,063 and 19,652,356 shares
issued and outstanding at September 30, 2003
and  December 31, 2002, respectively .....................                 97,592                  97,163
Accumulated other comprehensive income ...................                    (30)                    (30)
Deficit accumulated during the development stage .........                (95,994)                (95,565)
                                                                         --------                --------
Total shareholders' equity ...............................                  1,568                   1,568
                                                                         --------                --------
Total liabilities and shareholders' equity ...............               $ 18,129                $ 18,129
                                                                         ========                ========

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                             Three Months Ended          Nine Months Ended         Period from June 26, 1989
                                                September 30,              September 30,         (inception) to September 30,
                                        --------------------------  -------------------------  --------------------------------
                                            2003          2003          2003         2003          2003               2003
                                            ----          ----          ----         ----          ----               ----
                                         previously        as         previously       as       previously            as
                                          reported      restated      reported      restated     reported           restated
                                        -------------  -----------  ------------- ------------ --------------    --------------
Revenues:
Total revenues .......................    $   414        $   414     $  1,069       $  1,069     $   9,416         $   9,416
Costs and expenses:
  Cost of product sales ..............         46             46           86             86         1,407             1,407
  Research and development ...........      2,112          2,349        7,287          7,386        69,173            69,003
  Selling, general and administrative         230            695        3,075          3,242        30,452            30,193
  Acquired in-process technology .....       --             --           --             --           7,350             7,350
                                          -------        -------     --------       --------     ---------         ---------
Total costs and expenses .............      2,388          3,090       10,448         10,714       108,382           107,953
                                          -------        -------     --------       --------     ---------         ---------
Operating loss .......................     (1,974)        (2,676)      (9,379)        (9,645)      (98,966)          (98,537)
Other income (expense) ...............          6              6         (303)          (303)        4,420             4,420
                                          -------        -------     --------       --------     ---------         ---------
Net loss .............................     (1,968)        (2,670)      (9,682)        (9,948)      (94,546)          (94,117)
Non-cash preferred dividends .........       --             --           --             --           1,448             1,448
                                          -------        -------     --------       --------     ---------         ---------
Net loss applicable to common
shareholders .........................    $(1,968)       $(2,670)    $ (9,682)      $ (9,948)    $ (95,994)        $ (95,565)
                                          =======        =======     ========       ========     =========         =========
Basic and diluted net loss per
   common share ......................    $ (0.10)       $ (0.13)    $  (0.49)      $  (0.50)
                                          =======        =======     ========       ========

                          Cellegy Pharmaceuticals, Inc.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                              Period from June 26, 1989
                                                 Nine Months Ended                  (inception) to
                                                   September 30,                    September 30,
                                           -----------------------------    -------------------------------
                                               2003             2003           2003              2003
                                               ----             ----           ----              ----
                                            previously           as          previously           as
                                             reported         restated        reported         restated
                                           --------------    -----------    ------------     --------------
Operating activities
Net loss .................................   $ (9,682)        $ (9,948)       $(94,546)        $(94,117)
Other operating activities ...............        (38)             228          31,715           31,286
                                             --------         --------        --------         --------
Net cash used in operating activities ....     (9,720)          (9,720)        (62,831)         (62,831)

Investing activities
Net cash used in investing activities ....     (3,897)          (3,897)        (11,155)         (11,155)

Financing activities
Net cash provided by financing activities         489              489          82,487           82,487
                                             --------         --------        --------         --------
Net (decrease) increase in cash and cash
equivalents ..............................    (13,128)         (13,128)          8,501            8,501
Cash and cash equivalents, beginning of
   period ................................     21,629           21,629            --               --
                                             --------         --------        --------         --------
Cash and cash equivalents, end of period     $  8,501         $  8,501        $  8,501         $  8,501
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

    The Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2003 and the notes thereto included in this Amended Form 10Q/A have been restated. For additional information regarding the restatement, please refer to Note 9 to the Condensed Consolidated Financial Statements included in Item 1. All applicable financial information presented in this Item 2 has been restated to take into account the effects of the restatement described in Note 9 to the Condensed Consolidated Financial Statements.

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

     Research and Development Expenses. Research and development expenses were $2,349,000 for the three months ended September 30, 2003, compared with $1,899,000 for the same period last year. During the nine months ended September 30, 2003 and 2002, research and development expenses were $7,386,000 and $8,412,000, respectively. Higher research and development expenses for the three months ended September 30, 2003, compared with the same period last year, are due to increases in clinical expenses associated with the Cellegesic Phase 3 trial and the on-going Phase 2 trial for Tostrelle. These were somewhat offset by the winding down of our domestic research operations beginning in the third quarter of 2002 and reduced facility expenses this year due to the sublease of a significant portion of our South San Francisco laboratories which began in the third quarter of last year.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $695,000 for the three months ended September 30, 2003, compared with a credit of $9,000 for the same period last year. During the nine months ended September 30, 2003 and 2002, these expenses were $3,242,000 and $4,203,000, respectively. Excluding non-cash compensation expense, selling, general and administrative expenses were lower for the three months ended September 30, 2003, compared with the same period last year, primarily due to a decrease in facility expenses associated with the sublease of a significant portion of our South San Francisco offices. During the third quarter of 2002, a significant non-cash compensation credit of $826,000 was recognized upon the termination of the Ventiv Health Agreement.

     For the nine months ended September 30, 2003, compared with the same period last year, selling, general and administrative expenses decreased by $961,000. Cellegy incurred significant pre-launch marketing costs relating to its Cellegesic product candidate in the first half of last year, which were discontinued when the Cellegesic NDA was withdrawn in the second quarter of 2002. Reductions in staff and further reductions in marketing expenses made in the second half of last year have been maintained through the first nine months of this year.

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

     Net Loss. Net loss was $2,670,000 or $0.13 per share based on 20,018,000 weighted average shares outstanding for the three months ended September 30, 2003, compared with a net loss of $1,623,000 or $0.09 per share based on 17,305,000 weighted average shares outstanding for the same period last year. For the nine months ended September 30, 2003, the net loss was $9,948,000 or $0.50 per share based on 19,941,000 weighted average shares outstanding, compared with $11,633,000 or $0.67 per share based on 17,304,000 weighted average shares outstanding for the same period last year.

Liquidity and Capital Resources

       We have experienced net losses from operations each year since our inception. Through September 30, 2003, we had incurred an accumulated deficit of $95.6 million and had consumed cash from operations of $62.8 million. Cash from equity financing transactions has included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997, $10.0 million in net proceeds from a private placement in July 1999, $11.6 million in net proceeds from a private placement in October 2000, $15.2 million in net proceeds from a private placement in June 2001 and $5.2 million in net proceeds from a private placement in November 2002.

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

Factors That May Affect Future Operating Results

     This quarterly report contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, which reflect management's intentions, hopes, beliefs, expectations or predictions for the future. Investors are cautioned that these forward-looking statements are subject to numerous risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the completion and outcome of clinical trials, and the outcome and timing of discussions with our regulatory filings by the FDA and other regulatory authorities, particularly with regard to additional requirements for marketing approval of Fortigel. There can be no assurance that any of Cellegy's products will be approved for marketing by regulatory authorities or that these product candidates can be successfully marketed following approval. There is uncertainty regarding the outcome of recently announced mediation proceedings initiated by PDI, Cellegy's Fortigel licensee. If PDI or Cellegy initiates legal actions relating to the License Agreement, there can be no assurances regarding the outcome, and the Company could be required to devote significant time and resources to such proceedings. An adverse outcome in any potential proceeding could have a material financial impact on Cellegy. In addition, there may be supply disruptions relating to the bankruptcy filing of PanGeo Pharma, our primary contract manufacturer, and there may be delays and additional costs relating to the identification and validation of alternate suppliers. We undertake no obligation to update or revise the statements made herein, except as specifically required by law. For more information regarding the above, and other risk factors that may affect Cellegy's future results, investors should refer to the Company's other SEC filings, including our Annual Report on Form 10-K/A Amended No. 1 for the year ended December 31, 2002.


PART 11  -  OTHER INORMATION

Item 6.  Exhibits and Reports on Form 8-K

    a) Exhibits

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

    b) Reports on Form 8-K

On October 25, 2003, the Company filed a Report on Form 8-K disclosing that it received a mediation notice from PDI, Inc., under the exclusive License Agreement entered into in December 2002 relating to Cellegy's product Fortigel.

On November 4, 2003, the Company filed a Report on Form 8-K announcing the resignation of Ernst & Young LLP as the Company's independent auditors and the appointment of PricewaterhouseCoopers LLP effective with the filing of the Form 10-Q, for the quarter ended September 30, 2003.

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