Form 10-Q
period 2004-03-31
CELLEGY PHARMACEUTICALS INC
filed 2004-05-06
CIK 887247

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-26372

CELLEGY PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

California	82-0429727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

349 Oyster Point Boulevard, Suite 200, South San Francisco, California 94080

(Address of principal executive offices, including zip code)

(650) 616-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b under the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock at April 25, 2004 was 20,117,208.

CELLEGY PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003, and the period from June 26, 1989 (inception) to March 31, 2004	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and the period from June 26, 1989 (inception) to March 31, 2004	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	13

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(Unaudited) (Amounts in thousands, except share data)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$4,705	$7,650
Short-term investments	3,641	3,687
Prepaid expenses and other current assets	546	508

Total current assets	8,892	11,845
Restricted cash	227	227
Property and equipment, net	1,788	1,892
Goodwill	1,013	1,010
Intangible assets related to acquisition	241	257
Other assets	100	100

Total assets	$12,261	$15,331

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	1,973	1,908
Accrued compensation and related expenses	153	112
Current portion of deferred revenue	832	832

Total current liabilities	2,958	2,852
Other long-term liabilities	677	724
Derivative instrument	707	—
Deferred revenue	13,126	13,335

Total liabilities	17,468	16,911

Contingencies (Note 5)

Shareholders’ deficit:
Common stock	96,724	97,294
Accumulated other comprehensive income	276	275
Deficit accumulated during the development stage	(102,207)	(99,149)

Total shareholders’ deficit	(5,207)	(1,580)

Total liabilities and shareholders’ deficit	$12,261	$15,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited) (Amounts in thousands, except per share data)

	Three Months Ended March 31,		Period from June 26, 1989 (inception) to March 31,
	2004	2003	2004
Revenues:
Contract revenue	$208	$208	$3,738
Government grants	—	13	567
Product sales	130	171	6,001

Total revenues	338	392	10,306

Costs and expenses:
Cost of product sales	20	34	1,527
Research and development	2,158	2,237	74,334
Selling, general and administrative	1,405	1,280	33,124
Acquired in-process technology	—	—	7,350

Total costs and expenses	3,583	3,551	116,335

Operating loss	(3,245)	(3,159)	(106,029)
Interest and other income	187	46	6,774
Interest and other expense	—	—	(1,504)

Net loss	(3,058)	(3,113)	(100,759)
Non-cash preferred dividends	—	—	1,448

Net loss applicable to common shareholders	$(3,058)	$(3,113)	$(102,207)

Basic and diluted net loss per common share	$(0.15)	$(0.16)

Weighted average common shares used in computing basic and diluted net loss per common share	20,087	19,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited) (Amounts in thousands)

	Three Months Ended March 31,		Period from June 26, 1989 (inception) to March 31,
	2004	2003	2004
Operating activities
Net loss	$(3,058)	$(3,113)	$(100,759)
Other operating activities	(69)	(245)	32,014

Net cash used in operating activities	(3,127)	(3,358)	(68,745)

Investing activities
Purchases of property and equipment	—	(56)	(5,200)
Purchases of investments	—	(9,171)	(98,910)
Sales and maturities of investments	46	2,000	95,174
Proceeds from sale of property and equipment	—	16	238
Cash used in acquisition of Vaxis and Quay	—	—	(512)

Net cash provided by (used in) investing activities	46	(7,211)	(9,210)

Financing activities
Proceeds from notes payable	—	—	8,047
Repayment of notes payable	—	—	(6,611)
Proceeds from restricted cash	—	—	386
Other assets	—	—	(614)
Net proceeds from issuance of common stock	136	466	69,774
Issuance of convertible preferred stock, net of issuance costs	—	—	11,678

Net cash provided by financing activities	136	466	82,660

Net (decrease) increase in cash and cash equivalents	(2,945)	(10,103)	4,705
Cash and cash equivalents, beginning of period	7,650	21,629	—

Cash and cash equivalents, end of period	$4,705	$11,526	$4,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited) (Amounts in thousands)

	Three Months Ended March 31,		Period from June 26, 1989 (inception) to March 31, 2004
	2004	2003
Supplemental cash flow information
Interest paid	$—	$—	$640

Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquired-in-process technology	—	—	7,350
Conversion of preferred stock to common stock	—	—	14,715
Issuance of common stock for notes payable	—	—	227
Issuance of Kingsbridge warrants	801	—	801
Issuance of warrants in connection with notes payable financing	—	—	487
Issuance of convertible preferred stock for notes payable	—	—	1,268
Issuance of common stock for milestone payments	—	—	750

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. - Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Cellegy Pharmaceuticals, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, including the elimination of intercompany accounts) considered necessary for a fair presentation of all periods presented. The results of Cellegy’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

At March 31, 2004, the Company had a deficit accumulated during the development stage of $102.2 million. It expects negative cash flow from operations to continue for at least the next two years, with the need to continue or expand its development programs and to commercialize products once regulatory approvals have been obtained. The Company’s management believes that its existing cash balances, excluding any potential financing proceeds from Kingsbridge, will be sufficient to meet its capital and operating requirements through December 31, 2004.

However, expenditures required to achieve the Company’s growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, its long-term capital needs may require them to obtain additional funds through equity or debt financing, corporate collaborations or other related arrangements, bank financing and other sources. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to them, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products that they would otherwise seek to commercialize internally or to reduce resources devoted to product development. Accordingly, the Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on their ability to achieve their longer term business objectives.

Reclassification

Certain prior year balances have been reclassified for comparative purposes.

Note 2. - Comprehensive Loss

Comprehensive loss generally represents all changes in shareholders’ deficit except those resulting from investments or contributions by shareholders. The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments represent the only components of comprehensive loss that are excluded from the Company’s net loss. These components are not significant individually, or in the aggregate, and therefore, no separate statement of comprehensive loss has been presented.

Note 3. - Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. There is no difference between basic and diluted net loss per common share, as presented in the statement of operations, because all options and warrants are anti-dilutive. The total number of shares excluded was 5,411,000 and 4,279,000 for March 31, 2004 and March 31, 2003, respectively.

Note 4. - Employee Stock Compensation

The Company accounts for its stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. The Company has elected to follow the disclosure-only alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” at the fair value of the equity instruments issued.

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options since the alternative fair market value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB Opinion No. 25, if the exercise price of the Company’s stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized related to employee or director grants.

Pro forma information regarding net loss and net loss per common share is required by SFAS No. 123, which requires that the information be determined as if the Company has accounted for its common stock options granted under the fair market value method. The fair market value of options granted has been estimated at the date of the grant using a Black-Scholes option pricing model. Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(3,058)	$(3,113)
Add: Stock-based employee compensation costs included in reported net loss	70	15
Deduct: Stock-based employee compensation costs determined under the fair value based method for all awards	(292)	(418)

Net loss, pro forma	$(3,280)	$(3,516)

Basic and diluted net loss per share, as reported	$(0.15)	$(0.16)
Basic and diluted net loss per share, pro forma	$(0.16)	$(0.18)

The Company values its options on the date of grant using the Black-Scholes valuation model. The Company did not issue any options during the first quarter of 2004 and, therefore, no valuations were required:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	—	2.5%
Dividend yield	—	0%
Volatility	—	1.12
Expected life of options in years	—	4.2

Note 5. - Contingencies

In December 2002, Cellegy entered into an exclusive license agreement with PDI, Inc. (“PDI”) to commercialize Fortigel in North American markets. Under the terms of the agreement, PDI’s Pharmaceutical Products Group is responsible for the marketing and sale of Fortigel, if approved, utilizing its existing sales and marketing infrastructure. Cellegy received a payment of $15.0 million upon signing the agreement and is entitled to receive a milestone payment on United States Food and Drug Administration, or FDA approval and royalties following a successful product launch. Cellegy is responsible for supplying finished product to PDI through Cellegy’s contract manufacturer. In July 2003, the FDA issued a Not Approvable letter relating to the Fortigel New Drug Application, or NDA. In October 2003, Cellegy announced that it received a mediation notice from PDI. The dispute resolution provisions of the license agreement require non-binding mediation before either party may initiate further legal proceedings.

The communication asserted several claims relating to the agreement, including Cellegy’s breach of several provisions of the agreement and failure to disclose relevant facts, and PDI claimed several kinds of alleged damages, including return of the initial license fee that PDI paid to Cellegy when the agreement was signed. The parties subsequently conducted mediation as contemplated by the agreement but did not reach any resolution of the claims.

In December 2003, Cellegy and PDI both initiated legal proceedings against each other relating to the agreement. Cellegy filed a declaratory judgment action in federal district court in San Francisco against PDI, and PDI initiated an action in federal district court in New York against Cellegy. In its action, Cellegy seeks, among other things, a declaration that it has fully complied with the license agreement and that PDI’s claims are without merit. The federal court in New York recently decided that the cases would be consolidated in the Northern District of California and that future proceedings would be held in that jurisdiction. There can be no assurances regarding the outcome of the litigation. The Company could be required to devote significant time and resources to the proceedings and an unfavorable outcome could have a material adverse impact on the business and financial position. Such potential loss is not estimatable at this time.

Note 6. - Equity Financing

In January 2004, Cellegy entered into a Structured Secondary Offering (“SSO”) facility agreement with Kingsbridge Capital Limited (“Kingsbridge”). The facility requires Kingsbridge to purchase up to 3.74 million shares of newly issued common stock at times and in amounts selected by Cellegy over a period of up to two years, subject to certain restrictions. Cellegy may begin to draw down funds after the SEC declares the registration statement effective. The Company filed the registration statement in April 2004, but it has not yet been declared effective. The dollar amount of stock that Cellegy may require Kingsbridge to purchase will depend in part on the market price of the common stock at the time that the registration statement is filed and that shares are sold. The agreement does not prohibit Cellegy from conducting additional debt or equity financings, including PIPEs, shelf offerings, secondary offerings or any other non-fixed or future priced securities.

The timing and amount of any draw downs are at Cellegy’s sole discretion, subject to certain timing conditions, and are limited to certain maximum amounts depending in part on the then current market capitalization of the Company. Kingsbridge is not obligated to purchase shares at market prices below $1.25 per share. The purchase price of the common stock will be at discounts ranging from 8% to 12% of the average market price of the common stock prior to each future draw down. The lower discount applies to higher stock prices. Cellegy can, at its discretion and based on its cash needs, determine how much, if any, of the equity line it will draw down in the future, subject to the other conditions in the agreement.

In connection with the agreement, Cellegy issued warrants to Kingsbridge to purchase 260,000 common shares at an exercise price of $5.27 per share. The warrants are exercisable beginning on June 16, 2004 and expire on January 16, 2009. The warrants had a value on the date of issuance of approximately $800,000 based on Black Scholes option pricing model with the following assumptions: stock price of $4.39, volatility rate of .944, risk free rate of 2.86% and dividend rate of 0%.

The warrant agreement contains a provision which could require the Company to make payments to the warrant holder in the event that the Company fails to maintain an effective registration statement for the shares exercisable under the warrant. Due to this provision of the warrant agreement, the warrant has been accounted for as a derivative instrument in the accompanying balance sheet. As a derivative, the fair value of the warrant is recorded as a liability at its estimated fair value at each balance sheet date. Changes in the fair value of the warrant are recorded as other income or expense in the accompanying income statement. For the period ended March 31, 2004, $93,600 of other income was recorded for the reduction of the fair value of the warrant through March 31, 2004.

Note 7. - Segment Reporting

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

The skin care business segment includes development expenses for non-prescription moisturizer and anti-aging products. No development expenses were incurred in the first quarter of 2004 or 2003. The Company’s product sales are to one customer, Gryphon Development, Inc., which is selling one of the Company’s skin care products, exclusively in the United States, through a major specialty retailer.

Cellegy allocates its revenues and operating expenses to each business segment, but does not assess segment performance or allocate resources based on a segment’s assets and, therefore, asset depreciation and amortization and capital expenditures are not reported by segment.

The following table contains information regarding revenues and loss from operating each business segment (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenues:
Pharmaceuticals	$338	$337
Skin care	—	55

	$338	$392

Operating income (loss):
Pharmaceuticals	$(3,245)	$(3,179)
Skin care	—	20

	$(3,245)	$(3,159)

All of the Company’s assets are related to the pharmaceutical segment and most of these assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cellegy Pharmaceuticals is a development stage specialty biopharmaceutical Company, incorporated in California in 1989. Upon an FDA approval of one or more of our pharmaceutical products, we intend to become a non-development stage, commercial company and a leader in the marketing and sales of prescription biopharmaceutical products directed toward the treatment of gastrointestinal conditions and sexual dysfunction using proprietary topical formulations and nitric oxide (“NO”) donor technologies. Key elements of our business and commercialization strategy include self-marketing to specialty physicians in the United States, acquisitions of complementary products and companies and outlicensing of product rights in major overseas markets.

We are developing several prescription drug candidates, including Cellegesic™ (nitroglycerin ointment) for the treatment of anal fissures and hemorrhoids and two transdermal testosterone gel product candidates, Fortigel™ (testosterone gel) for the treatment of male hypogonadism, a condition that afflicts men, generally above the age of forty, and Tostrelle™ (testosterone gel), for the treatment of sexual dysfunction in menopausal women. Other pipeline products include NO donors for the treatment of female sexual dysfunction, Raynaud’s Disease, restless leg syndrome and prostate cancer.

General

In November 2002, we completed a private placement of 2.2 million shares of our common stock resulting in approximately $5.5 million of gross proceeds to Cellegy. The financing was with a single investor, John M. Gregory, founder and former CEO of King Pharmaceuticals and currently managing partner of SJ Strategic Investments LLC.

In July 2003, we reported that the FDA issued a Not Approvable letter for our Fortigel product candidate. Cellegy has had several discussions and exchanges with the FDA regarding requirements for approval of Fortigel. Although there is still no definitive agreement with the FDA, we believe that the FDA will require an additional Phase 3 clinical trial.

In January 2004, we entered into a Structured Secondary Offering facility agreement with Kingsbridge Capital Limited. The facility requires Kingsbridge to purchase up to 3.74 million shares of newly issued common stock at times and in amounts selected by us over a period of up to two years, subject to certain restrictions. We may begin to draw down funds after the effectiveness of a registration statement covering shares issued under the SSO. We have filed a registration statement with the SEC in April 2004 but it has not yet been declared effective. The SSO agreement does not prohibit us from conducting additional debt or equity financings, including PIPEs, shelf offerings, secondary offerings or any other non-fixed or future priced securities. If the SEC fails to declare the registration statement effective or if the Company’s common stock falls below $1.25 per share, the Company will not be able to conduct draw downs on the SSO. This would require us to find additional sources of funding to continue to operate under the current plan. See also Note. 6 – Equity Financing.

In January 2004, we announced results of a preliminary analysis of our third Cellegesic Phase 3 clinical trial showing a statistically significant reduction in anal fissure pain compared with a placebo control during the first three weeks of the trial, the primary efficacy endpoint of the study. As observed in two earlier Phase 3 trials, the most common side effect was mild to moderate headache. The double blind, placebo controlled trial was conducted according to a Special Protocol Assessment, or SPA, that was agreed to by the Company and the FDA. We are now preparing an NDA submission for filing with the FDA in the second quarter of 2004.

Results of Operations

Revenues. We had revenues of $338,000 and $392,000 for the three months ended March 31, 2004 and 2003, respectively. During the first three months of 2004, revenues consisted of $208,000 in licensing revenue from PDI and $130,000 in Rectogesic™ (nitroglycerin ointment) sales from Australia. During the first three months of 2003, revenues consisted of $208,000 in Fortigel licensing revenue, $116,000 in Australian Rectogesic product sales, $55,000 in product sales to Gryphon Development, the product development division of a major specialty retailer, and $13,000 in Canadian government grants.

The licensing revenue of $208,000 from PDI reflects the quarterly amortization, over the term of the license agreement with PDI, of the $15.0 million upfront payment received from PDI in December 2002. We expect the balance to be recorded as licensing revenue in subsequent quarters. Gryphon has not yet placed any order for their skin care product line this year and sales orders will continue to be uncertain, in part, due to its seasonal ordering patterns. We do not now expect any Gryphon sales orders through, at least, the second quarter of 2004.

Research and Development Expenses. During the first quarters of 2004 and 2003, research and development expenses were $2,158,000 and $2,237,000, respectively. The decrease of $79,000 in expenses during this quarter, compared with last year’s first quarter was due primarily to $346,000 in non-cash expenses associated with the write-off of capitalized tenant improvements at our South San Francisco facility during the first quarter of last year. In addition, there was a decrease of approximately $113,000 in patent fees, consulting costs and regulatory expenses, offset by a $380,000 increase in clinical manufacturing and contract manufacturing site validation costs in this year’s first quarter.

We expect that our research and development expenses will be slightly below the first quarter rate during the second and third quarters of 2004 and may increase later this year since we believe that the FDA will require additional clinical trials to support Fortigel marketing approval.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,405,000 and $1,280,000 for the three months ended March 31, 2004 and 2003, respectively. Higher expenses of approximately $125,000 during this year’s first quarter were primarily due to increases in legal fees relating to litigation, and accounting and other fees associated with registration statement filings and amended SEC financial filings, offset somewhat by reductions in headcount and associated salaries and travel. Our selling, general and administrative expenses are expected to decrease in the second quarter, but increase in the later half of 2004 in support of our Cellegesic product commercialization efforts, assuming acceptance by the FDA of our pending Cellegesic NDA.

Other Income (Expense). We had $187,000 in other income and expense for the three months ended March 31, 2004, compared with $46,000 of other income for the same period last year. There was an increase in rental income of $45,000 and a decrease of $51,000 in interest income when comparing the first quarter of 2004 with last year’s first quarter. A $92,000 non-cash credit primarily related to a reduction in the fair value of the Kingsbridge warrants, from the issuance date of January 21, 2004 to March 31, 2004, was recorded as other income. During last year’s first quarter, there was also a $55,000 non-cash credit to other income. There were no interest expenses during the first quarters of 2004 and 2003.

Net Loss. Net loss applicable to common shareholders was $3,058,000 or $0.15 per share for the three months ended March 31, 2004 based on 20,087,000 weighted average common shares outstanding compared with $3,113,000 or $0.16 per share for the three months ended March 31, 2003 based on 19,852,000 weighted average common shares outstanding.

Liquidity and Capital Resources

We have experienced net losses from operations each year since our inception. Through March 31, 2004, we had incurred an accumulated deficit of $102.2 million and had consumed cash from operations of $68.7 million. Cash from equity financing transactions have included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997, $10.0 million in net proceeds from a private placement in July 1999, $11.6 million in net proceeds from a private placement in October 2000, $15.2 million in net proceeds from a private placement in June 2001 and $5.2 million in net proceeds from a private placement in November 2002.

During the first quarter of 2004 our cash and investments balance declined by $3.0 million. This is in line with our goal to preserve cash and focus on key clinical and product development programs. We expect our cash use for the second quarter of 2004 to be at approximately the same level as the first quarter of 2004. Our cash needs throughout the next two quarters of 2004 are expected to decrease due to a reduction in clinical trial activity followed by an increase in cash use later this year and in 2005. Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the progress and outcome of the Cellegy/PDI litigation, the costs of filing, prosecuting, defending and enforcing patent claims, oppositions and appeals, our ability to establish new collaborative arrangements, the validation of a second contract manufacturing site and the initiation of commercialization activities and working capital increases associated with the scale up, manufacture and potential launch of Cellegesic.

At March 31, 2004, we had a deficit accumulated during the development stage of $102.2 million. We expect negative cash flow from operations to continue for at least the next two years, with the need to continue or expand our development programs and to commercialize products once regulatory approvals have been obtained. Management believes that its existing cash balances, excluding any potential financing proceeds from Kingsbridge, will be sufficient to meet the Company’s capital and operating requirements through December 31, 2004.

However, expenditures required to achieve our growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to obtain additional funds through equity or debt financing, corporate collaborations or other related arrangements, bank financing and other sources. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products that we would otherwise seek to commercialize internally or to reduce resources devoted to product development. Accordingly, our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our longer term business objectives.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. No changes in those policies and estimates have occurred during the three months ended March 31, 2004, other than those noted below.

Derivative Instruments. Cellegy accounts for the warrants issued in January 2004, in conjunction with the Kingsbridge financing, as a derivative financial instrument. As a derivative, the fair value of the warrant is recorded as a liability in the balance sheet and changes in the fair value of the warrant are recognized as other income or expense during each period. The fair value of the warrant is expected to change primarily in response to changes in the Company’s stock price. Significant increases in the fair value of the Company’s stock could give rise to significant expense in the period of the change. Likewise, a reduction in the Company’s stock price could give rise to significant income in the period of the change.

Factors That May Affect Future Operating Results

This Quarterly Report on Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Investors are cautioned that these forward-looking statements are subject to numerous risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Such risks and uncertainties relate to, among other factors, completion and timing of the NDA filing of the Cellegesic Phase 3 clinical trial data, the outcome and timing of discussions with the FDA, particularly with regard to additional requirements for marketing approval of Fortigel, our ability to complete corporate partnerships relating to Cellegesic or Fortigel and the progress and outcome of the PDI litigation.

We undertake no obligation to update or revise the statements made herein, except as specifically required by law. In addition to the factors discussed below, factors that could affect our future business and results of operations, or that could cause actual results to differ from forward-looking statements made herein, are discussed in our annual report on Form 10-K for the year ended December 31, 2003, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Future Operating Results,” and in quarterly reports that we file with the SEC.

Cellegesic Trial and NDA. In January 2004, Cellegy reported positive results from its confirmatory Phase 3 study using Cellegesic for the treatment of chronic anal fissure pain, and we now plan to submit an NDA to the FDA in the second quarter of 2004. The Cellegesic trial was conducted in accordance with a Special Protocol Assessment, or SPA, agreed to with the FDA. Among other things, the SPA required that post-discontinuation pain scores be obtained whenever possible from subjects who dropped out of the trial. Cellegy included such data in the statistical analysis. Five subjects dropped out of the study as a result of headache. The SPA required that subjects discontinuing due to nitroglycerin related headache, defined as one that occurs within 30 minutes of application, should have their last daily pain intensity score, as recorded on the day the subject dropped out, carried forward each day through day 21. In the application of the SPA protocol regarding determination of which subjects dropped out due to nitroglycerin related headaches, a clinical judgment, based on each subject’s entire records, was used to determine which of the five subjects discontinued due to nitroglycerin related headaches. Last daily pain intensity scores were carried forward for three of the five subjects. The other two subjects who withdrew from the trial due to headache had all of their available pain data prior to dropout included in the analysis.

We believe we achieved positive results using the methods specified in the SPA. However, there can be no assurance that the FDA will find the Cellegesic trial data, the statistical analysis methodology used by the Company with the inclusion of post-discontinuation pain scores, the treatment of data from patients who dropped out of the study due to headaches or other sections of the NDA acceptable. The FDA may not agree that the trial data satisfies the standards specified in the SPA and may not ultimately grant marketing approval for Cellegesic.

Manufacturing Facility. In July 2003, PanGeo Pharma, Cellegy’s major contract manufacturer, filed for bankruptcy protection under Canadian law. Under a reorganization plan, PanGeo sold its facilities to an affiliate of Pharmascience, another Canadian manufacturer, and was renamed PendoPharm Inc. Uncertainty exists concerning the future operations of the manufacturing plant that is used to manufacture products for Cellegy, and whether PendoPharm will be able to meet Cellegy’s clinical and product requirements on a timely basis, if at all, in the future. In addition, there can be no assurances relating to PendoPharm’s ability to produce product under Good Manufacturing Practices required by the FDA or other regulatory agencies. Furthermore, their Montreal facility could be subject to loss of various domestic licenses required to continue manufacturing and distribution of certain products. Cellegy intends to continue to utilize PendoPharm for its manufacturing, but is also in the process of developing an alternative production source at a domestic location. This is an expensive and time consuming process and there may be delays and additional costs relating to the technical transfer and validation of alternate suppliers.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments as of March 31, 2004 are classified as available-for-sale. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio will not be significant. There have been no significant changes to our quantitative and qualitative disclosures relating to our investments from the issuance of our Form 10-K dated December 31, 2003.

We are incurring market risk associated with the issuance of the 260,000 warrants to Kingsbridge. We will continue to calculate the fair value at the end of each quarter and record the difference to other income or expense until the warrants are exercised. We are incurring risk associated with increases or decreases in the market price of our common stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to the income statement in future quarters. For example, if our stock price increases by 20% during the second quarter of 2004 from its March 31, 2004 value, and all other inputs into the Black-Scholes model remained constant, we would record approximately $155,000 of other expense for the period ended June 30, 2004. If our stock price decreased by 20% from its March 31, 2004 value, we would record approximately the same amount as other income.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In October 2003, we received a communication from PDI, Inc. invoking mediation procedures under the exclusive license agreement between PDI and Cellegy relating to Fortigel. After mediation was completed in December 2003, both PDI and Cellegy initiated litigation proceedings against each other. In December 2003, Cellegy and PDI then both initiated legal proceedings against each other relating to the agreement. Cellegy filed a declaratory judgment action in federal district court in San Francisco against PDI, and PDI initiated an action in federal district court in New York against Cellegy. In its action, Cellegy seeks, among other things, a declaration that it has fully complied with the license agreement and that PDI’s claims are without merit. The federal court in New York recently decided that the case would be consolidated in the Northern District of California and that future proceeding would be held in that jurisdiction.

The Company has devoted time and resources to the litigation and will likely be required to devote significant additional time and resources to the litigation. There can be no assurances regarding the outcome of the proceedings, and an unfavorable outcome could have a material adverse impact on our business and financial position.

Item 2. Changes in Securities and Use of Proceeds

As reported elsewhere in this quarterly report, in January 2004 the Company entered into the SSO facility with Kingsbridge and issued a warrant to Kingsbridge to purchase up to 260,000 shares of common stock at an exercise price of $5.27 per share. The Warrant may be exercised from June 16, 2004 through January 16, 2009. The warrant was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated hereunder.

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

b) Reports on Form 8-K

On January 16, 2004, the Company filed a Report on Form 8-K announcing that it entered into a Structured Secondary Offering Facility agreement with Kingsbridge Capital Limited.

On January 21, 2004, the Company filed an amended Report on Form 8-K/A to revise the item heading applicable to the disclosure made on January 16, 2004, from Item 4 to Item 5.

On January 27, 2004, the Company announced the results of a preliminary analysis of a recently completed Phase 3 clinical trial relating to Cellegesic.

On March 24, 2004, the Company announced that it filed with the Securities and Exchange Commission an amended Annual Report on Form 10-K/A for the year ended December 31, 2002, and amended quarterly reports on Form 10-Q/A for each of the first three quarters of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLEGY PHARMACEUTICALS, INC.

Date: May 6, 2004	/s/ K. Michael Forrest
K. Michael Forrest
President and Chief Executive Officer

Date: May 6, 2004	/s/ A. Richard Juelis
A. Richard Juelis
Vice President, Finance and Chief Financial Officer