Form 10-Q
period 2004-06-30
CELLEGY PHARMACEUTICALS INC
filed 2004-08-10
CIK 887247

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock at August 3, 2004 was 23,285,154.

CELLEGY PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003, and the period from June 26, 1989 (inception) to June 30, 2004

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003, and the period from June 26, 1989 (inception) to June 30, 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications

PART I   -   FINANCIAL INFORMATION

Item 1. Financial Statements

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(Unaudited) (Amounts in thousands)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$3,441	$7,650
Short-term investments	2,196	3,687
Prepaid expenses and other current assets	426	508
Total current assets	6,063	11,845
Restricted cash	227	227
Property and equipment, net	1,691	1,892
Goodwill	928	1,010
Intangible assets related to acquisition	199	257
Other assets	—	100
Total assets	$9,108	$15,331

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,800	$1,908
Accrued compensation and related expenses	139	112
Current portion of deferred revenue	832	832
Total current liabilities	2,771	2,852
Other long-term liabilities	668	724
Derivative instrument	624	—
Deferred revenue	12,918	13,335
Total liabilities	16,981	16,911

Contingencies (Note 5)

Shareholders’ deficit:
Common stock	97,016	97,294
Subscription receivable	(133)	—
Accumulated other comprehensive income	159	275
Deficit accumulated during the development stage	(104,915)	(99,149)
Total shareholders’ deficit	(7,873)	(1,580)
Total liabilities and shareholders’ deficit	$9,108	$15,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited) (Amounts in thousands)

					Period from June 26, 1989 (inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2004	2003	2004	2003	2004

Revenues:
Contract revenue	$208	$208	$416	$416	$3,947
Government grants	—	—	1	13	568
Product sales	222	55	351	226	6,221
Total revenues	430	263	768	655	10,736
Costs and expenses:
Cost of product sales	56	6	76	40	1,583
Research and development	2,189	3,145	4,347	5,382	76,522
Selling, general and administrative	1,022	1,464	2,427	2,744	34,146
Acquired in-process technology	—	—	—	—	7,350
Total costs and expenses	3,267	4,615	6,850	8,166	119,601
Operating loss	(2,837)	(4,352)	(6,082)	(7,511)	(108,865)
Interest and other income	129	190	316	236	6,902
Interest and other expense	—	(3)	—	(3)	(1,504)
Net loss	(2,708)	(4,165)	(5,766)	(7,278)	(103,467)
Non-cash preferred dividends	—	—	—	—	1,448
Net loss applicable to common shareholders	$(2,708)	$(4,165)	$(5,766)	$(7,278)	$(104,915)
Basic and diluted net loss per common share	$(0.13)	$(0.21)	$(0.29)	$(0.37)
Weighted average common shares used in computing basic and diluted net loss per common share	20,123	19,951	20,105	19,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited) (Amounts in thousands)

			Period from
			June 26, 1989 (inception) to
	Six Months Ended June 30,		June 30,
	2004	2003	2004

Operating activities
Net loss	$(5,766)	$(7,278)	$(103,466)
Other operating activities	(237)	557	31,572
Net cash used in operating activities	(6,003)	(6,721)	(71,894)

Investing activities
Purchases of property and equipment	(5)	(125)	(5,205)
Purchases of investments	—	(11,065)	(98,910)
Sales and maturities of investments	1,491	2,000	96,619
Proceeds from sale of property and equipment	—	23	238
Cash used in acquisition of Vaxis and Quay	—	—	(512)
Net cash provided by (used in) investing activities	1,486	(9,167)	(7,770)

Financing activities
Proceeds from notes payable	—	—	8,047
Repayment of notes payable	—	—	(6,611)
Proceeds from restricted cash	—	—	386
Other assets	—	—	(614)
Net proceeds from issuance of common stock	423	456	70,060
Issuance of convertible preferred stock, net of issuance costs	—	—	11,678
Net cash provided by financing activities	423	456	82,946
Effect of exchange rate changes on cash	(115)	4	159
Net (decrease) increase in cash and cash equivalents	(4,209)	(15,428)	3,441
Cash and cash equivalents, beginning of period	7,650	21,629	—
Cash and cash equivalents, end of period	$3,441	$6,201	$3,441

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited) (Amounts in thousands)

			Period from
			June 26, 1989 (inception) to
	Six Months Ended June 30,		June 30,
	2004	2003	2004

Supplemental cash flow information

Interest paid	$—	$—	$640

Supplemental disclosure of non-cash transactions:

Issuance of common stock in connection with acquired-in-process technology	—	—	7,350

Conversion of preferred stock to common stock			14,715

Issuance of common stock for notes payable	—	—	227

Issuance of warrants in connection with Kingsbridge SSO financing	801	—	801

Issuance of warrants in connection with notes payable financing	—	—	487

Issuance of convertible preferred stock for notes payable	—	—	1,268

Issuance of common stock for milestone payments	—	—	750

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

Liquidity and Capital Resources

At June 30, 2004, the Company had a deficit accumulated during the development stage of $104.9 million. It expects negative cash flow from operations to continue for at least the next two years, with the need to continue or expand its development programs and to commercialize products once regulatory approvals have been obtained. The Company’s management believes that its existing cash balances, including proceeds from a private placement financing completed in July 2004 (See Note 8. - Subsequent Events), will be sufficient to meet its capital and operating requirements through June 30, 2005.

Expenditures required to achieve the Company’s growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, its long-term capital needs may require additional funding through equity or debt financing, corporate collaborations or other related arrangements, bank financing and other sources. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to them, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products that they would otherwise seek to commercialize internally or to reduce resources devoted to product development. Accordingly, the Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on Cellegy’s ability to achieve its longer term business objectives.

Reclassification

Certain prior year balances have been reclassified for comparative purposes.

Note 2.   -   Comprehensive Loss

Comprehensive loss generally represents all changes in shareholders’ deficit except those resulting from investments or contributions by shareholders. The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments represent the only components of comprehensive loss that are excluded from the Company’s net loss.  Total comprehensive loss during the three and six months ended June 30, 2004 and 2003 consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(2,708)	$(4,165)	$(5,766)	$(7,278)
Change in translation adjustments	(116)	21	(115)	4
Change in unrealized gain (loss)	(1)	32	(1)	50
Comprehensive loss	$(2,825)	$(4,112)	$(5,882)	$(7,224)

Note 3.   -   Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. There is no difference between basic and diluted net loss per common share, as presented in the statement of operations, because all options and warrants are anti-dilutive. The total number of shares excluded were 5,740,000 and 4,576,000  for June 30, 2004 and June 30, 2003, respectively.

Note 4.   -   Employee Stock Compensation

The Company accounts for its stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. The Company has elected to follow the disclosure-only alternative prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under APB Opinion No. 25, if the exercise price of the Company’s stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized related to employee or director grants. Compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” at the fair value of the equity instruments issued.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(2,708)	$(4,165)	$(5,766)	$(7,278)
Add: Stock based employee costs included in the determination of net loss, as reported	—	—	70	15
Deduct: Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method had been applied to all awards	(234)	(420)	(526)	(838)
Net loss, pro forma	$(2,942)	$(4,585)	$(6,222)	$(8,101)
Basic and diluted net loss per shares, as reported	$(0.13)	$(0.21)	$(0.29)	$(0.37)
Pro forma basic and diluted net loss per share	$(0.15)	$(0.23)	$(0.31)	$(0.41)

The Company values its options on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.7%	2.5%	3.7%	2.5%
Dividend yield	0%	0%	0%	0%
Volatility	0.86	1.0	0.86	1.10
Expected life of options in years	4.5	4.2	4.5	4.2

Note 5.   -    Contingencies

In December 2002, Cellegy entered into an exclusive license agreement with PDI, Inc. (“PDI”) to commercialize Fortigel in North American markets. Under the terms of the agreement, PDI’s Pharmaceutical Products Group is responsible for the marketing and sale of Fortigel, if approved, utilizing its existing sales and marketing infrastructure. Cellegy received a payment of $15.0 million upon signing the agreement and is entitled to receive a milestone payment on United States Food and Drug Administration, or FDA, approval and royalties following a successful product launch. Cellegy is responsible for supplying finished product to PDI through Cellegy’s contract manufacturer. In July 2003, the FDA issued a Not Approvable letter relating to the Fortigel New Drug Application, or NDA.

In October 2003, Cellegy announced that it received a mediation notice from PDI. The dispute resolution provisions of the license agreement require non-binding mediation before either party may initiate further legal proceedings. The communication asserted several claims relating to the agreement, including Cellegy’s breach of several provisions of the agreement and failure to disclose relevant facts. PDI claimed several kinds of alleged damages, including return of the initial license fee that PDI paid to Cellegy when the agreement was signed. The parties subsequently conducted mediation as contemplated by the agreement but did not reach any resolution of the claims.

In December 2003, Cellegy and PDI both initiated legal proceedings against each other relating to the agreement. Cellegy filed a declaratory judgment action in federal district court in San Francisco against PDI, and PDI initiated an action in federal district court in New York against Cellegy. In its action, Cellegy seeks, among other things, a declaration that it has fully complied with the license agreement and that PDI’s claims are without merit. The federal court in New York decided that the cases would be consolidated in the Northern District of California and that future proceedings would be held in that jurisdiction. There can be no assurances regarding the outcome of the litigation, which will likely take several more months to resolve. The Company could be required to devote significant time and resources to the proceedings and an unfavorable outcome could have a material adverse impact on the business and financial position. Such potential loss is not estimatable at this time.

Note 6.   -    Equity Financing

In January 2004, the Company entered into a Structured Secondary Offering (“SSO”) facility agreement with Kingsbridge Capital Limited (“Kingsbridge”).  The facility requires Kingsbridge to purchase up to 3.74 million shares of newly issued common stock at times and in amounts selected by Cellegy over a period of up to two years, subject to certain restrictions.  The Company filed a registration statement with the SEC which was subsequently amended and declared effective on June 1, 2004. The SSO agreement does not prohibit additional debt or equity financings, including PIPEs, shelf offerings, secondary offerings or any other non-fixed or future priced securities. If the common stock falls below $1.25 per share, Cellegy will not be able to conduct draw downs on the SSO, and Cellegy could be required to find additional sources of funding to continue to operate under the current plan.  Cellegy initiated a first draw down beginning on June 17, 2004 and ending on July 8, 2004. Through June 30, 2004, the Company issued 107,698 common shares and received proceeds of $400,000.

The timing and amount of any draw downs are at Cellegy’s sole discretion, subject to certain timing conditions, and are limited to certain maximum amounts depending in part on the then current market capitalization of the Company.  Kingsbridge is not obligated to purchase shares if Cellegy’s stock price is below $1.25 per share.  The purchase price of the common stock will be at discounts ranging from 8% to 12% of the average market price of the common stock prior to each future draw down.  The lower discount applies to higher stock prices.  In connection with the agreement, Cellegy issued warrants to Kingsbridge to purchase 260,000 common shares at an exercise price of $5.27 per share. Cellegy can, at its discretion and based on its cash needs, determine how much, if any, of the equity line it will draw down in the future, subject to the other conditions in the agreement.

The warrants issued in connection with the SSO facility qualify as a derivative instrument, due to liquidating damages provisions included in the warrant agreement in the event the Company fails to maintain an effective registration statement.  This derivate instrument has been valued based on a Black-Scholes model. The factors used to perform Black-Scholes calculation were the following: volatility of 94%, risk free interest rate of 2.86%, dividend yield of 0% and the closing stock price of $4.39 at January 21, 2004, the date of the agreement. The fair value of $800,800 was recorded as a liability upon the warrants issuance in January 2004.  The derivative instrument will be revalued quarterly, as long as it remains outstanding, with the changes in the estimated fair value recorded in other income or expense in the income statement. For the three and six months ended June 30, 2004, $83,000 and $176,600 were recorded as other income, respectively, related to changes in the valuation of the warrants.

Note 7.   -   Segment Reporting

The Company has two business segments: pharmaceuticals and skin care.  Pharmaceuticals include primarily research and clinical development expenses for potential prescription products to be marketed directly by Cellegy or through corporate partners.

Current pharmaceutical revenues consist primarily of Rectogesic sales in Australia, New Zealand and South Korea, in addition to the PDI license revenue for Fortigel. The Company expects to complete other corporate collaborations in the future for a number of its potential pharmaceutical products, which may result in milestones, development funding and royalties on sales.

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

The following table contains information regarding revenues and loss from operating each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Pharmaceuticals	$338	$263	$676	$600
Skin care	92	—	92	55
	$430	$263	$768	$655
Operating income (loss):
Pharmaceuticals	$(2,897)	$(4,309)	$(6,142)	$(7,534)
Skin care	60	(43)	60	23
	$(2,837)	$(4,352)	$(6,082)	$(7,511)

All of the Company’s assets are related to the pharmaceutical segment and most of these assets are located in the United States.

Note 8.   -   Subsequent Events

In July 2004, Cellegy and Strakan Pharmaceuticals Limited (“Strakan”) entered into to an exclusive license agreement for the future commercialization of TostrexTM (testosterone gel) in Europe. Under the terms of the agreement, Strakan will be responsible for regulatory filings, sales, marketing and distribution of Tostrex throughout the European Union (“EU”) and in certain nearby non-EU countries. Cellegy will be responsible for supplying finished product to

Strakan through its contract manufacturer. Assuming successful commercial launch, Cellegy could receive up to $5.75 million in total payments in addition to a royalty on net sales of Tostrex.  Cellegy received a $500,000 non-refundable upfront payment in July 2004. In addition, Strakan has granted a right of first negotiation to Cellegy to license its oral testosterone-glucoside product, which is currently undergoing a Phase 1 clinical study in the United States.

On July 27, 2004, Cellegy completed a private placement financing, primarily with existing institutional shareholders, issuing 3.0 million common shares and 604,000 warrants to purchase common stock, resulting in gross proceeds of $10.3 million. The offering price of the common shares sold was $3.419 per share and the exercise price of the warrants is $4.62 per share.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cellegy Pharmaceuticals is a development stage specialty biopharmaceutical Company.  We were incorporated in California in 1989 and are in the process of changing our state of incorporation to Delaware.  Upon approval by the United States Food and Drug Administration, or FDA, of one or more of our pharmaceutical products, we intend to become a non-development stage, commercial company and a leader in the marketing and sales of prescription biopharmaceutical products directed toward the treatment of gastrointestinal conditions and sexual dysfunction using proprietary topical formulations and nitric oxide (“NO”) donor technologies. Key elements of our business and commercialization strategy include self-marketing to specialty physicians in the United States, acquisitions of complementary products and companies and outlicensing of product rights in major overseas markets.

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

General

In January 2004, we entered into a Structured Secondary Offering (“SSO”) facility agreement with Kingsbridge Capital Limited.  The facility requires Kingsbridge to purchase up to 3.74 million shares of newly issued common stock at times and in amounts selected by us over a period of up to two years, subject to certain restrictions.  We filed a registration statement with the SEC which was subsequently declared effective on June 1, 2004. The SSO agreement does not prohibit us from conducting additional debt or equity financings, including PIPEs, shelf offerings, secondary offerings or any other non-fixed or future priced securities. If our common stock falls below $1.25 per share, we will not be able to conduct draw downs on the SSO. Cellegy initiated a first draw down beginning on June 17, 2004 and ending on July 8, 2004. We issued a total of 141,946 common shares and received proceeds of $533,300.

In January 2004, we announced results of a preliminary analysis of our third Cellegesic Phase 3 clinical trial showing a statistically significant reduction in anal fissure pain compared with a placebo control during the first three weeks of the trial, the primary efficacy endpoint of the study.  As observed in two earlier Phase 3 trials, the most common side effect was mild to moderate headache.  The double blind, placebo controlled trial was conducted according to a Special Protocol Assessment, or SPA, that was agreed to by the Company and the FDA.  A New Drug Application  (“NDA”) was submitted to the FDA in June 2004.

In July 2004, Cellegy announced that the United Kingdom’s Committee on Safety of Medicines will recommend that marketing authorization be granted by the Medicines and Healthcare Products Regulatory Agency for CellegesicTM (branded Rectogesic® outside the United States) upon receipt of satisfactory responses to minor patient information and packaging specification issues.

In July 2004, Cellegy and Strakan Pharmaceuticals Limited entered into to an exclusive license agreement for the future commercialization of TostrexTM (testosterone gel) in Europe. Under the terms of the agreement, Strakan will be responsible for regulatory filings, sales, marketing and distribution of Tostrex throughout the European Union and in certain nearby non-EU countries. Cellegy will be responsible for supplying finished product to Strakan through its contract manufacturer. Assuming successful commercial launch, Cellegy could receive up to $5.75 million in total payments in addition to a royalty on net sales of Tostrex.  Cellegy received a $500,000 non-refundable upfront payment in July 2004. In addition, Strakan has granted a right of first negotiation to Cellegy to license its oral testosterone-glucoside product, which is currently undergoing a Phase 1 clinical study in the United States.

On July 27, 2004, Cellegy completed a private placement financing, primarily with existing institutional shareholders, issuing 3.0 million common shares and 604,000 warrants to purchase common stock, resulting in gross proceeds of $10.3 million. The offering price of the common shares sold was $3.419 per share and the exercise price of the warrants is $4.62 per share.

Results of Operations

Revenues. Cellegy had revenues of $430,000 and $263,000 for the three months ended June 30, 2004 and 2003, respectively.  During the three months ended June 30, 2004, revenues consisted primarily of $130,000 in Rectogesic® (nitroglycerin ointment) sales in Australia, $92,000 in skin care product sales to Gryphon Development, the product development division of a major specialty retailer, and $208,000 in licensing revenue from PDI. During the three months ended June 30, 2003, revenues consisted of $55,000 in Australian Rectogesic sales and $208,000 in PDI licensing revenue.

Cellegy had revenues of  $768,000 and $655,000 for the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, revenues consisted primarily of $259,000 in Australian Rectogesic sales, $92,000 in skin care product sales to Gryphon and $416,000 in PDI licensing revenue. For the first six months of last year, revenues consisted of $171,000 in Australian Rectogesic sales, $55,000 in skin care sales, $416,000 in PDI licensing revenue and $13,000 in Canadian government grants. We have received an order from Gryphon totaling approximately $90,000 for the third quarter of 2004. They have not yet provided a skin care product forecast for the remainder of the year.

The licensing revenue of $208,000 from PDI reflects the quarterly amortization, over the term of the license agreement, of the $15.0 million upfront payment received from PDI in December 2002.  We expect the balance to be recorded as licensing revenue in subsequent quarters.

Research and Development Expenses. During the three months ended June 30, 2004 and 2003, research and development expenses were $2,189,000 and $3,145,000, respectively. The decrease of  $956,000, or 30% in expenses during this year’s second quarter compared with last year’s second quarter was due primarily to a reduction of about $685,000 in domestic clinical trial costs, patent and consulting expenses, as well as $270,000 in lower internal salaries, travel and clinical support.  Clinical trial costs and consulting expenses were higher during last year’s second quarter due to the start-up of the Cellegesic Phase 3 clinical trial.

During the six months ended June 30, 2004 and 2003, research and development expenses were $4,347,000 and $5,382,000, respectively. The decrease of  $1,035,000 in expenses during the first half of this year, compared with last year’s first six months was due primarily to $347,000 in non-cash expenses associated with the write-off of capitalized tenant improvements at our South San Francisco facility during the first quarter of last year. In addition, there were decreases of approximately $315,000 in patent and consulting fees, $396,000 in clinical costs and $370,000 in internal salaries, travel and clinical support. This was offset somewhat by a $393,000 increase in clinical manufacturing and contract manufacturing site validation costs in the first half of this year. Clinical trial activity, as well as internal clinical staffing and support costs, were at reduced levels during the first half of this year, primarily because the Cellegesic Phase 3 trial was completed last year and no new major clinical trial has yet been initiated this year.

We expect that our research and development expenses for the third quarter of 2004 will be at approximately the same level as the first half of this year, and will likely increase in the fourth quarter if we initiate a Phase 3 clinical trial to support Fortigel marketing approval and/or if we begin an additional advanced clinical trial for TostrelleTM gel.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1,022,000 and $1,464,000 for the three months ended June 30, 2004 and 2003, respectively. Higher expenses of $442,000 during last year’s second quarter, compared with the same quarter this year, were primarily due to higher non-cash compensation charges associated with bonuses paid in Cellegy stock.

During the six months ended June 30, 2004 and 2003, expenses were $2,427,000 and $2,744,000, respectively. Lower expenses of $317,000 during the first half of this year were due to a decrease of approximately $617,000 in non-cash expenses associated primarily with bonuses paid in stock and a write-off of capitalized tenant improvements at our South San Francisco facility during the first half of last year. This was partially offset by an increase of $497,000 in legal, accounting and other professional fees during the first half of 2004. Our selling, general and administrative expenses are expected to increase in the fourth quarter of 2004 in support of our domestic Cellegesic product commercialization efforts, assuming approval by the FDA of the Cellegesic NDA.

Other Income (Expense).  For the three months ended June 30, 2004 and 2003, other income was $129,000 and $187,000, respectively. The $58,000 decrease was due to lower interest income of approximately $150,000 offset primarily by an $83,000 reduction in the fair value of the Kingsbridge warrants. For the six months ended June 30, 2004 and 2003, we recorded other income of $316,000 and $233,000, respectively.  Interest income decreased by $202,000 and sublease rental income increased by $52,000 in the first half of 2004, compared with the same period last year. In addition, there was a $177,000  non-cash credit related to a reduction in the fair value of the Kingsbridge warrants from the issuance date of January 21, 2004 to June 30, 2004 recorded as other income this year.

Net Loss.  Net loss applicable to common shareholders was $2,708,000 or $0.13 per share for the three months ended June 30, 2004 based on 20,123,000 weighted average common shares outstanding, compared with a net loss of $4,165,000 or $0.21 per share for the same period last year based on 19,951,000 weighted average common shares outstanding. For the six months ended June 30, 2004, the net loss applicable to common shareholders was $5,766,000 or $0.29 per share based on 20,105,000 weighted average common shares outstanding, compared with $7,278,000 or $0.37 per share for the same period last year based on 19,901,000 weighted average common shares outstanding.

Liquidity and Capital Resources

We have experienced net losses from operations each year since our inception. Through June 30, 2004, we incurred an accumulated deficit of $104.9 million and consumed cash from operations of $71.9 million. Cash from equity financing transactions have included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997, $10.0 million in net proceeds from a private placement in July 1999, $11.6 million in net proceeds from a private placement in October 2000, $15.2 million in net proceeds from a private placement in June 2001, $5.2 million in net proceeds from a private placement in November 2002,  $533,300 in proceeds during the draw down period from June 17, 2004 through July 8, 2004 from the Kingsbridge SSO and $10.3 million in gross proceeds from a private placement on July 27, 2004.

During the second quarter of 2004 our cash and investments balance declined by $2.7 million. This is in line with our goal to preserve cash and focus on key clinical and product development programs. We expect our cash use for the third quarter of 2004 to be at approximately the same rate as during the second quarter of 2004. Our cash needs are expected to increase later this year and in 2005 as we prepare for the marketing launch of Cellegesic in the United States, assuming approvability of the NDA. Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress and results of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the progress and outcome of the Cellegy/PDI litigation, the costs of filing, prosecuting, defending and enforcing patent claims, oppositions and appeals, our ability to establish new collaborative arrangements, the validation of a second contract manufacturing site and the initiation of commercialization activities and working capital increases associated with the scale up, manufacture and potential launch of Cellegesic.

We expect negative cash flow from operations to continue for at least the next two years, in order to expand our development programs and to commercialize products once regulatory approvals have been obtained. Management believes that its existing cash balances, including additional financing proceeds from the July 2004 private placement, will be sufficient to meet the Company’s capital and operating requirements through June 30, 2005.

However, expenditures required to achieve our growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to obtain additional funds through equity or debt financing, corporate collaborations or other related arrangements, bank financing and other sources. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, if at all. If adequate funds are not available, we could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products that we would otherwise seek to commercialize internally or to reduce resources devoted to product development. Accordingly, our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our longer-term business objectives.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  No changes in those policies and estimates have occurred during the first half of 2004, other than those noted below.

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

Factors That May Affect Future Operating Results

This Quarterly Report on Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Investors are cautioned that these forward-looking statements are subject to numerous risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements.  Such risks and uncertainties relate to, among other factors, the outcome of the FDA’s review of the Cellegesic NDA. The FDA may not find that the Cellegesic trial data, the statistical analysis methodology used by the Company with the inclusion of post-discontinuation pain scores, the treatment of data from patients who dropped out of the study due to headaches or other sections of the NDA acceptable.  The Agency may not agree that the trial data satisfies the standards specified in the Special Protocol Assessment and may not ultimately grant marketing approval for Cellegesic.  Furthermore, there can be no assurances regarding the outcome and timing of on-going discussions with the FDA, particularly with regard to additional clinical requirements for marketing approval of Fortigel, our ability to complete corporate partnerships relating to Cellegesic in Europe and the progress and outcome of the PDI litigation.

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

Item 3.                              Quantitative and Qualitative Disclosure of Market Risk

We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy.  All of our investments as of June 30, 2004 are classified as available-for-sale. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio will not be significant.  There have been no significant changes to our quantitative and qualitative disclosures relating to our investments from the issuance of our Form 10-K dated December 31, 2003.

We are incurring market risk associated with the issuance of the 260,000 warrants to Kingsbridge.  We will continue to calculate the fair value at the end of each quarter and record the difference to other income or expense until the warrants are exercised.  We are incurring risk associated with increases or decreases in the market price of our common stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to the income statement in future quarters.  For example, if our stock price increases by 20% during the third quarter of 2004 from its June 30, 2004 value, and all other inputs into the Black-Scholes model remained constant, we would record approximately $170,000 of other expense for the period ended September 30, 2004.  If our stock price decreased by 20% from its value for the same periods, we would record approximately the same amount as other income.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   -  OTHER INFORMATION

Item 1.                              Legal Proceedings

In October 2003, we received a communication from PDI, Inc. invoking mediation procedures under the exclusive license agreement between PDI and Cellegy relating to Fortigel.  After mediation was completed in December 2003, both PDI and Cellegy initiated litigation proceedings against each other.  In December 2003, Cellegy and PDI then both initiated legal proceedings against each other relating to the agreement.  Cellegy filed a declaratory judgment action in federal district court in San Francisco against PDI, and PDI initiated an action in federal district court in New York against Cellegy.  In its action, Cellegy seeks, among other things, a declaration that it has fully complied with the license agreement and that PDI’s claims are without merit. The federal court in New York decided that the case would be consolidated in the Northern District of California and that future proceeding would be held in that jurisdiction.

The Company has devoted time and resources to the litigation and will likely be required to devote significant additional time and resources to the litigation. There can be no assurances regarding the outcome of the proceedings, which will likely take several more months to resolve.  An unfavorable outcome could have a material adverse impact on our business and financial position.

Item 2.                              Changes in Securities and Use of Proceeds

None

Item 3.                              Defaults Upon Senior Securities

None

Item 4.          Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders, held on June 15, 2004, four matters were submitted to vote of the shareholders: (i) the election of directors; (ii) the ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors for the 2004 fiscal year; (iii) the amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of shares, with a corresponding increase in the total number of authorized shares from 45,000,000 shares to 55,000,000 shares; and (iv) the reincorporation of the Company from California to Delaware and related changes to the rights of shareholders as described in the Company’s proxy statement.

(i) With respect to the election of directors, six nominees (constituting all of the Company’s nominees for election) were elected by, at least, 18,452,500 shares voted for and with no more than 508,828 shares withheld.

(ii) With respect to the ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors for the 2004 fiscal year, 18,716,074 shares voted in favor, 228,854 shares voted against and 16,400 shares were withheld.

(iii) With respect to the amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of shares, with a corresponding increase in the total number of authorized shares from 45,000,000 shares to 55,000,000 shares, 18,362,348 shares voted in favor, 572,480 shares voted against and 26,500 shares were withheld.

(iv) With respect to the reincorporation of the Company from California to Delaware and related changes to the rights of shareholders as described in the Company’s proxy statement, 12,190,636 shares voted in favor, 1,698,079 shares voted against, 43,923 shares were withheld and 5,028,690 shares were broker non-votes.

Item 5.                              Other Information

None

Item 6.                              Exhibits and Reports on Form 8-K

a)              Exhibits

10.1                             Exclusive License Agreement for Tostrex between Strakan International Limited and the Company. (Confidential treatment has been requested with respect to portions of this agreement.)

31.1                             Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                             Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                             Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                             Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)             Reports on Form 8-K

On July 7, 2004, the Company filed a Report on Form 8-K announcing that it had filed a New Drug Application on June 30, 2004 with the United States Food and Drug Administration covering the use of Cellegesic™ (nitroglycerin ointment, 0.4%), for the treatment of pain associated with chronic anal fissures.

On July 8, 2004, the Company filed a Report on Form 8-K announcing that the United Kingdom’s Committee on Safety of Medicines will recommend that marketing authorization be granted by the Medicines and Healthcare Products Regulatory Agency for CellegesicTM (branded Rectogesic® outside the United States) upon receipt of satisfactory responses to minor patient information and packaging specification issues.

On July 14, 2004, the Company filed a Report on Form 8-K announcing that it had entered in to an exclusive license agreement with Strakan Pharmaceuticals Limited for the future commercialization of TostrexTM (testosterone gel) in Europe.

On July 28, 2004, the Company filed a Report on Form 8-K announcing that it had entered into a private placement of 3.0 million shares of common stock and 604,000 warrants to purchase common stock resulting in gross proceeds of $10.3 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLEGY PHARMACEUTICALS, INC.

Date: August 10, 2004	/s/ K. Michael Forrest
K. Michael Forrest
President and Chief Executive Officer

Date: August 10, 2004	/s/ A. Richard Juelis
A. Richard Juelis
Vice President, Finance and Chief Financial Officer