Form 10-Q
period 2004-09-30
CELLEGY PHARMACEUTICALS INC
filed 2004-11-12
CIK 887247

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                           to

Commission File Number: 0-26372

CELLEGY PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

The number of shares outstanding of the registrant’s common stock at November 3, 2004 was 26,014,038.

CELLEGY PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

PARTI	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003, and the period from June 26, 1989 (inception) to September 30, 2004

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, and the period from June 26, 1989 (inception) to September 30, 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Item 4.	Controls and Procedures

PARTII	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Certifications

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(Unaudited) (Amounts in thousands)

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$13,359	$7,650
Short-term investments	—	3,687
Prepaid expenses and other current assets	254	508
Total current assets	13,613	11,845
Restricted cash	502	227
Property and equipment, net	1,597	1,892
Goodwill	963	1,010
Intangible assets related to acquisition	183	257
Other assets	92	100
Total assets	$16,950	$15,331

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,831	$1,908
Accrued compensation and related expenses	156	112
Current portion of deferred revenue	882	832
Total current liabilities	2,869	2,852
Other long-term liabilities	660	724
Derivative instrument	642	—
Deferred revenue	13,147	13,335
Total liabilities	17,318	16,911

Contingencies (Note 5)

Stockholders’ deficit:
Common stock	2	97,294
Additional paid-in-capital	107,467	—
Accumulated other comprehensive income	221	275
Deficit accumulated during the development stage	(108,058)	(99,149)
Total stockholders’ deficit	(368)	(1,580)
Total liabilities and stockholders’ deficit	$16,950	$15,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

					Period from June 26, 1989 (inception) to September 30, 2004
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Contract revenue	$222	$208	$638	$625	$4,169
Government grants	—	—	—	13	568
Product sales	261	206	613	431	6,482
Total revenues	483	414	1,251	1,069	11,219
Costs and expenses:
Cost of product sales	55	46	131	86	1,638
Research and development	2,529	2,349	6,876	7,732	79,051
Selling, general and administrative	1,093	820	3,520	3,564	35,239
Acquired in-process technology	—	—	—	—	7,350
Total costs and expenses	3,677	3,215	10,527	11,382	123,278
Operating loss	(3,194)	(2,801)	(9,276)	(10,313)	(112,059)
Interest and other income	69	134	208	368	6,794
Interest and other expense	—	(3)	—	(3)	(1,504)
Derivative revaluation	(18)	—	159	—	159
Net loss	(3,143)	(2,670)	(8,909)	(9,948)	(106,610)
Non-cash preferred dividends	—	—	—	—	1,448
Net loss applicable to common stockholders	$(3,143)	$(2,670)	$(8,909)	$(9,948)	$(108,058)
Basic and diluted net loss per common share	$(0.14)	$(0.13)	$(0.43)	$(0.50)
Weighted average common shares used in computing basic and diluted net loss per common share	22,396	20,018	20,874	19,941

The accompanying notes are an integral part of these consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,		Period from June 26, 1989 (inception) to September 30, 2004
	2004	2003
Operating activities
Net loss	$(8,909)	$(9,948)	$(106,610)
Other operating activities	491	185	32,299
Net cash used in operating activities	(8,418)	(9,763)	(74,311)

Investing activities
Purchases of property and equipment	(12)	(202)	(5,212)
Purchases of investments	—	(11,135)	(98,910)
Sales and maturities of investments	3,687	7,395	98,815
Proceeds from sale of property and equipment	—	48	238
Costs related to Biosyn acquisition	(92)	—	(92)
Cash used in escrow for Biosyn acquisition	(275)	—	(275)
Cash used in acquisition of Vaxis and Quay	—	—	(512)
Net cash provided by (used in) investing activities	3,308	(3,894)	(5,948)

Financing activities
Proceeds from notes payable	—	—	8,047
Repayment of notes payable	—	—	(6,611)
Proceeds from restricted cash	—	—	386
Other assets	—	—	(614)
Net proceeds from issuance of common stock	10,873	477	80,511
Issuance of convertible preferred stock, net of issuance costs	—	—	11,678
Net cash provided by financing activities	10,873	477	93,397
Effect of exchange rate changes on cash	(54)	52	221
Net (decrease) increase in cash and cash equivalents	5,709	(13,128)	13,359
Cash and cash equivalents, beginning of period	7,650	21,629	—
Cash and cash equivalents, end of period	$13,359	$8,501	$13,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,		Period from June 26, 1989 (inception) to September 30, 2004

	2004	2003
Supplemental cash flow information
Interest paid	$—	$—	$640
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquired-in-process technology	—	—	7,350
Conversion of preferred stock to common stock			14,715
Issuance of common stock for notes payable	—	—	227
Issuance of warrants in connection with Kingsbridge SSO financing and July 2004 Private Placement	2,082	—	2,082
Issuance of warrants in connection with notes payable financing	—	—	487
Issuance of convertible preferred stock for notes payable	—	—	1,268
Issuance of common stock for milestone payments	—	—	750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  —  Basis of Presentation

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

Liquidity and Capital Resources

At September 30, 2004, the Company had a deficit accumulated during the development stage of $108.1 million. It expects negative cash flow from operations to continue for about the next two years, with the need to continue or expand its development programs and to comercialize products once regulatory approvals have been obtained. The Company’s management believes that its existing cash balances, including proceeds from a private placement financing completed in July 2004 and funding available through the Kingsbridge Structured Secondary Offering facility, will be sufficient to meet its capital and operating requirements through September 30, 2005, assuming no material adverse financial impact associated with the PDI litigation and any subsequent legal proceedings.

Expenditures required to achieve the Company’s growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, its near and long-term capital needs may require additional funding through equity or debt financing, corporate collaborations or other related arrangements, bank financing and other sources. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms it deems acceptable to it, or at all. If the United States Food and Drug Administration approves Cellegesic in January 2005 and adequate funds are not available, the Company could be required to delay development or commercialization of Cellegesic and other products, to outlicense commercial rights to certain products that Cellegy would otherwise seek to commercialize internally or to reduce resources devoted to product development. Accordingly, the Company’s failure to obtain sufficient funds on acceptable terms, when needed, could have a material adverse effect on Cellegy’s ability to achieve its business objectives.

Reclassification

Certain prior year balances have been reclassified for comparative purposes.

Note 2.  —  Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ deficit except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments represent the only components of comprehensive loss that are excluded from the Company’s net loss.  Total comprehensive loss during the three and nine months ended September 30, 2004 and 2003 consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
Net loss	$(3,143)	$(2,670)	$(8,909)	$(9,948)
Change in translation adjustments	62	(36)	(54)	(33)
Change in unrealized gain (loss)	—	(59)	—	(9)
Comprehensive loss	$(3,081)	$(2,765)	$(8,963)	$(9,990)

Note 3.  —  Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. There is no difference between basic and diluted net loss per common share, as presented in the statement of operations, because all options and warrants are anti-dilutive. The total number of shares excluded consisted of (in thousands):

	Nine months ended September 30,

	2004	2003
Options	4,171	2,989
Warrants	864	—
Total number of shares excluded	5,035	2,989

Note 4.  —  Employee Stock Compensation

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

Pro forma information regarding net loss and net loss per common share is required by SFAS No. 123, which requires that the information be determined as if the Company has accounted for its common stock options granted under the fair market value method. The fair market value of options granted has been estimated at the date of the grant using a Black-Scholes option pricing model. Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net loss and net loss per common share as reported would have been increased to the pro forma amounts indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(3,143)	$(2,670)	$(8,909)	$(9,948)
Add: Stock based employee costs included in the determination of net loss, as reported	—	8	70	23

Deduct: Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method had been applied to all awards	(186)	(351)	(712)	(1,189)

Net loss, pro forma	$(3,329)	$(3,013)	$(9,551)	$(11,114)
Basic and diluted net loss per common share, as reported	$(0.14)	$(0.13)	$(0.43)	$(0.50)
Pro forma basic and diluted net loss per common share	$(0.15)	$(0.15)	$(0.46)	$(0.56)

The Company values its options on the date of grant using the Black-Scholes valuation model. The Company did not issue any options during the third quarter of 2004 and therefore, no valuations were required.

Three Months Ended September 30,
		Nine Months Ended September 30,
2004	2003	2004	2003
—	2.7%	3.7%	2.6%
—	0.0%	0.0%	0.0%
—	89%	86%	89%
—	4.2	4.5	4.2

Note 5.  —  Contingencies

In December 2002, Cellegy entered into an exclusive license agreement with PDI, Inc. (“PDI”) to commercialize Fortigel in North American markets. Under the terms of the agreement, PDI’s Pharmaceutical Products Group is responsible for the marketing and sale of Fortigel, if approved, utilizing its existing sales and marketing infrastructure. Cellegy received a payment of $15.0 million upon signing the agreement and is entitled to receive a milestone payment of $10.0 million on United States Food and Drug Administration, or FDA, approval and royalties following a successful product launch. Cellegy is responsible for supplying finished product to PDI through Cellegy’s contract manufacturer. In July 2003, the FDA issued a Not Approvable letter relating to the Fortigel New Drug Application, or NDA.

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

In December 2003, Cellegy and PDI both initiated legal proceedings against each other relating to the agreement. Cellegy filed a declaratory judgment action in federal district court in San Francisco against PDI, and PDI initiated an action in federal district court in New York against Cellegy. In its action, Cellegy seeks, among other things, a declaration that it has fully complied with the license agreement and that PDI’s claims are without merit. The federal court in New York decided that the cases would be consolidated in the Northern District of

California and that future proceedings would be held in that jurisdiction. There can be no assurances regarding the outcome of the litigation, which will likely take at least several more months to resolve. The court currently has scheduled a trial date sometime at the end of the first quarter in 2005, although the date is subject to change. The Company could be required to devote significant time and resources to the proceedings and an unfavorable outcome could have a material adverse impact on our business and financial position. Such potential loss is not estimable at this time.

Note 6.  —  Equity Financing and Issuances

In January 2004, the Company entered into a Structured Secondary Offering (“SSO”) facility agreement with Kingsbridge Capital Limited (“Kingsbridge”).  The facility requires Kingsbridge to purchase up to 3.74 million shares of newly issued common stock at times and in amounts selected by Cellegy over a period of up to two years, subject to certain restrictions.  The Company filed a registration statement with the SEC which was subsequently amended and declared effective on June 1, 2004. The SSO agreement does not prohibit additional debt or equity financings, including Private Investment in Public Equity (“PIPEs”), shelf offerings, secondary offerings or any other non-fixed or future priced securities. If the common stock falls below $1.25 per share, Cellegy will not be able to conduct draw downs on the SSO, and Cellegy could be required to find additional sources of funding to continue to operate under the current plan.  Cellegy initiated a first draw down beginning on June 17, 2004 and ending on July 8, 2004. Through September 30, 2004, the Company issued 141,946 common shares and received proceeds of $533,000.

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

The warrants issued in connection with the SSO facility qualify as a derivative instrument, due to liquidating damages provisions included in the warrant agreement in the event the Company fails to maintain an effective registration statement. This derivate instrument has been valued based on a Black-Scholes model. The factors used to perform Black-Scholes calculation were the following: volatility of 94%, risk free interest rate of 2.86%, dividend yield of 0% and the closing stock price of $4.39 at January 21, 2004, the date of the agreement. The fair value of $800,800 was recorded as a liability upon the warrants issuance in January 2004.  The derivative instrument will be revalued quarterly, as long as it remains outstanding, with the changes in the estimated fair value recorded in other income or expense in the income statement. For the three and nine months ended September 30, 2004, $18,000 was recorded as a derivative revaluation expense and $159,000 was recorded as derivative revaluation income in the income statement, respectively, related to changes in the valuation of the warrants.

On July 27, 2004, Cellegy completed a private placement financing, primarily with existing institutional stockholders, issuing 3,020,000 common shares and warrants to purchase 604,000 shares of common stock, resulting in gross proceeds of $10,327,000. The offering price of the common stock sold was $3.42 per share and the exercise price of the warrants is $4.62 per share.  These warrants are still outstanding at September 30, 2004 and expire on July 27, 2009. The Company calculated the fair value of the warrants using a Black-Scholes model and has allocated a total value of $1,281,000 to the warrants, which has been recorded as additional paid-in-capital. The factors used to perform the Black-Scholes calculation were the following: volatility of 94%, risk free interest rate of 3.45%, dividend yield of 0% and the closing stock price of $3.51 at July 27, 2004, the completion date of the private placement. The issued shares and the shares issuable upon exercise of the warrants were registered for resale on a Form S-3 Registration Statement which was declared effective by the Securities and Exchange Commission on September 29, 2004.

Note 7.  —  Delaware Reincorporation

On September 2, 2004, Cellegy Pharmaceuticals, Inc., a California corporation (“Cellegy California”), consummated a merger with and into its wholly owned subsidiary, Cellegy Pharmaceuticals, Inc., a Delaware corporation (“Cellegy Delaware”) (the “Reincorporation”).  As a result of the Reincorporation, the registrant is now a Delaware corporation. As provided by the Agreement and Plan of Merger and Reincorporation, each outstanding share of Cellegy California common stock, no par value, was automatically converted into one share of Cellegy Delaware common stock, $0.0001 par value per share, at the time the Reincorporation became effective.  Each stock certificate representing issued and outstanding shares of Cellegy California common stock continues to represent the same number of shares of Cellegy Delaware common stock.  At September 30, 2004, the par value of the total outstanding shares was $2,300 as reflected on the consolidated balance sheet.

Note 8  —  Segment Reporting

The Company has two business segments: pharmaceuticals and skin care.  Pharmaceuticals include primarily research and clinical development expenses for potential prescription products to be marketed directly by Cellegy or through corporate partners.

Current pharmaceutical revenues consist primarily of Rectogesic sales in Australia, New Zealand and South Korea, in addition to the PDI and ProStrakan license revenue for Fortigel and Tostrex, respectively. The Company expects to complete other corporate collaborations in the future for a number of its potential pharmaceutical products, which may result in milestones, development funding and royalties on sales.

The skin care business segment includes development expenses for non-prescription moisturizer and anti-aging products.  The Company’s product sales are to one customer, Gryphon Development, Inc., which is selling one of the Company’s skin care products, exclusively in the United States, through a major specialty retailer.

Cellegy allocates its revenues and operating expenses to each business segment, but does not assess segment performance or allocate resources based on a segment’s assets and, therefore, asset depreciation and amortization and capital expenditures are not reported by segment.  Operating expenses for the skin care business segment only include cost of goods sold to Gryphon. The rest of the Company’s operating expenses are allocated to the pharmaceutical segment.

The following table contains information regarding revenues and loss from operating each business segment (in thousands):

	Three Months Ended September 30,
			Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Pharmaceuticals	$394	$320	$1,070	$920
Skin care	89	94	181	149
	$483	$414	$1,251	$1,069

Operating income (loss):
Pharmaceuticals	$(3,252)	$(2,861)	$(9,394)	$(10,350)
Skin care	58	60	118	37
	$(3,194)	$(2,801)	$(9,276)	$(10,313)

All of the Company’s assets are related to the pharmaceutical segment and most of these assets are located in the United States.

Note 9.  —  Licenses and Other Agreements

In July 2004, Cellegy and ProStrakan Group Ltd (“ProStrakan”) entered into to an exclusive license agreement for the future commercialization of TostrexTM (testosterone gel) in Europe. Under the terms of the agreement, ProStrakan will be responsible for regulatory filings, sales, marketing and distribution of Tostrex throughout the

European Union (“EU”) and in certain nearby non-EU countries. Cellegy will be responsible for supplying finished product to ProStrakan through its contract manufacturer. Assuming successful commercial launch, Cellegy could receive up to $5.75 million in total payments in addition to a royalty on net sales of Tostrex.  Cellegy received a $500,000 non-refundable upfront payment in July 2004. The upfront payment has been recorded as deferred revenue and is being amortized over the ten-year estimated product life. In addition, ProStrakan has granted a right of first negotiation to Cellegy to license its oral testosterone-glucoside product, which is currently undergoing a Phase 1 clinical study in the United States.

On August 25, 2004, Cellegy was granted marketing approval of Rectogesic in the United Kingdom. Under the terms of the Asset Purchase Agreement between Cellegy and Neptune Pharmaceuticals entered into in December 1997, Cellegy was required to pay a $750,000 milestone payment in either cash or common shares. A research and development expense of $750,000 was recorded in the third quarter of 2004. Subsequent to September 30, 2004, the Company issued 204,000 common shares to Neptune Pharmaceuticals and its affiliates based on the $3.66 closing price of the common stock on August 25, 2004.

Note 10.  —  Subsequent Events

On October 7, 2004, Cellegy announced that it has entered into a definitive agreement to acquire Biosyn, a privately-held, development stage, biopharmaceutical company. The acquisition was completed on October 22, 2004. Biosyn is a leader in the development of a contraceptive gel product for the prevention of HIV-AIDs in women. Under the terms of the agreement, Cellegy exchanged 2,462,000 shares of its common stock for 100% of Biosyn’s issued and outstanding capital stock, paid $3,154,000 in cash to satisfy certain balance sheet liabilities and assumed outstanding Biosyn options and warrants, which are exercisable, to acquire approximately 319,000 shares of Cellegy common stock. Up to an additional $15.0 million is payable in cash contingent upon future commercial launch of Biosyn’s lead product Savvy (C31G vaginal gel), in the United States and selected major overseas markets, following regulatory approvals. As of September 30, 2004, a total of $275,000 was recorded as restricted cash related to the Biosyn acquistion. This acquisition will be accounted for as an asset acquisition using the purchase method.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cellegy Pharmaceuticals is a development stage specialty biopharmaceutical company.  We were incorporated in California in 1989 and reincorporated in Delaware during the third quarter of 2004.  Upon approval by the United States Food and Drug Administration, or FDA, of one or more of our pharmaceutical products, we will exit the development stage to become a commercial company and a leader in the marketing and sales of prescription biopharmaceutical products directed toward the treatment of gastrointestinal conditions and sexual dysfunction using proprietary topical formulations and nitric oxide (“NO”) donor technologies. Key elements of our business and commercialization strategy include self-marketing to specialty physicians in the United States, acquisitions of complementary products and companies and out-licensing of product rights in major overseas markets.

We are developing several prescription drug candidates, including: Cellegesic™  (nitroglycerin ointment) for the treatment of anal fissures and hemorrhoids; two transdermal testosterone gel product candidates, Fortigel™ (testosterone gel) for the treatment of male hypogonadism, a condition that afflicts men, generally above the age of forty, and Tostrelle™ (testosterone gel), for the treatment of sexual dysfunction in menopausal women and Savvy, for female contraception and HIV-AIDs prevention. Other pipeline products include NO donors for the treatment of female sexual dysfunction, Raynaud’s Disease, restless leg syndrome and prostate cancer.  Cellegesic was approved for sale in the United Kingdom in August 2004 and a decision by the FDA on approvability for sale in the United States is expected by early January 2005.

General

In January 2004, we entered into a Structured Secondary Offering (“SSO”) facility agreement with Kingsbridge Capital Limited.  The facility requires Kingsbridge to purchase up to 3.74 million shares of newly issued common stock at times and in amounts selected by us over a period of up to two years, subject to certain restrictions.  We filed a registration statement with the Securities and Exchange Commission which was subsequently declared effective on June 1, 2004. The SSO agreement does not prohibit us from conducting additional debt or equity financings, including PIPEs, shelf offerings, secondary offerings or any other non-fixed or future priced securities. If our common stock falls below $1.25 per share, we will not be able to conduct draw downs on the SSO. We initiated a first draw down beginning on June 17, 2004 and ending on July 8, 2004. A total of 141,946 common shares have been issued resulting in proceeds of  $533,000.

 In January 2004, we announced results of a preliminary analysis of our third Cellegesic Phase 3 clinical trial showing a reduction in anal fissure pain compared with a placebo control during the first three weeks of the trial, the primary efficacy endpoint of the study.  The double blind, placebo controlled trial was conducted according to a Special Protocol Assessment, or SPA, that was agreed to by the Company and the FDA.  A New Drug Application  (“NDA”) was submitted to the FDA in June 2004 and the FDA granted “Priority Review” status in October 2004, with a decision on approvability now expected in January 2005.

In July 2004, Cellegy announced that the United Kingdom’s Committee on Safety of Medicines (“MHRA”) will recommend that marketing authorization be granted by the Medicines and Healthcare Products Regulatory Agency for CellegesicTM (branded Rectogesic® outside the United States). In August 2004, the MHRA issued an approvable letter for Rectogesic.

In July 2004, Cellegy and ProStrakan Group Ltd (“ProStrakan”)  entered into to an exclusive license agreement for the future commercialization of TostrexTM (testosterone gel) in Europe. Under the terms of the agreement, ProStrakan will be responsible for regulatory filings, sales, marketing and distribution of Tostrex throughout the European Union and in certain nearby non-EU countries. Cellegy will be responsible for supplying finished product to ProStrakan through Cellegy’s contract manufacturer. Assuming successful commercial launch, Cellegy could receive up to $5.75 million in total payments in addition to a royalty on net sales of Tostrex. Cellegy received a $500,000 non-refundable upfront payment in July 2004.

On July 27, 2004, Cellegy completed a private placement financing, primarily with a small number of existing institutional stockholders, issuing 3,020,000 common shares and warrants to purchase 604,000 shares of common stock, resulting in gross proceeds of $10.3 million. The offering price of the common shares sold was $3.42 per share and the exercise price of the warrants is $4.62 per share.

On October 7, 2004, Cellegy announced that it has entered into a definitive agreement to acquire Biosyn, Inc. (“Biosyn”), a privately-held biopharmaceutical company. The acquisition was completed on October 22, 2004. Biosyn is a leader in the development of a contraceptive gel product for the prevention of HIV-AIDs in women. Under the terms of the agreement, Cellegy exchanged 2,246,000 shares of its common stock for 100% of Biosyn’s issued and outstanding capital stock, paid $3,154,000 in cash to satisfy certain balance sheet liabilities and assumed outstanding Biosyn options and warrants which are exercisable to acquire approximately 319,000 shares of Cellegy common stock. Up to an additional $15.0 million is payable in cash contingent upon future commercial launch of Biosyn’s lead product Savvy, in the United States and selected major overseas markets, following regulatory approvals.

Results of Operations

Revenues. Cellegy had revenues of $483,000 and $414,000 for the three months ended September 30, 2004 and 2003, respectively.  During the three months ended September 30, 2004, revenues consisted of $172,000 in Rectogesic® (nitroglycerin ointment) sales in Australia, $90,000 in skin care product sales to Gryphon Development, the product development division of a major specialty retailer and $208,000 and $13,000 in PDI revenue and ProStrakan licensing revenue for Fortigel and Tostrex, respectively. For the same period last year, revenues consisted of $112,000 in Australian Rectogesic sales, $94,000 in skin care product sales and $208,000 in licensing revenue for Fortigel.

Cellegy had revenues of $1,251,000 and $1,069,000 for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, revenues consisted primary of $432,000 in Australian Rectogesic sales, $638,000 in PDI and ProStrakan licensing revenue and $181,000 in product sales to Gryphon. For the same period last year, revenues consisted of $282,000 in Australian Rectogesic sales, $625,000 in licensing revenue for Fortigel, $149,000 in product sales to Gryphon and $13,000 in Canadian government grants.

The licensing revenue of $208,000 from PDI for each of the three quarters of 2004 reflected the quarterly recognition, over the term of the license agreement with PDI, associated with the $15.0 million upfront payment received from PDI in December 2002. The licensing revenue of $13,000 for Tostrex in the third quarter of 2004 reflected the quarterly recognition, over the 10 year estimated life of the product, associated with the $500,000 upfront payment received from ProStrakan in the July 2004 license agreement. We will continue to record these licensing revenues in the same manner for subsequent quarters assuming that the conditions of the license agreements with PDI and/or ProStrakan and the estimate of the lives of the products do not change.

Research and Development Expenses. Research and development expenses, which were primarily clinical costs, were $2,529,000 for the three months ended September 30, 2004, compared with $2,349,000 for the same period last year. Higher research and development expenses for the three months ended September 30, 2004, compared with the same period last year were due primarily to the recognition of a $750,000 milestone payment to Neptune Pharmaceuticals and its affiliates associated with the approval of Rectogesic in the United Kingdom during this year’s third quarter, offset somewhat by reduced clinical trial and regulatory activities.

During the nine months ended September 30, 2004 and 2003, research and development expenses were $6,876,000 and $7,732,000, respectively. Lower research and development expenses for the nine months ended September 30, 2004, compared with the same period last year, were primarily due to reduced clinical trial and regulatory activity this year, compared with peak clinical and regulatory spending for our Cellegesic and Fortigel product candidates last year, partially offset by the $750,000 milestone payment to Neptune Pharmaceuticals and its affiliates. Clinical expenses will increase in the first quarter of 2005 should Cellegy begin a Phase 3 clinical trial with Fortigel, currently under discussion with the FDA, and/or if planned advanced clinical studies using Tostrelle gel to treat female sexual dysfunction are initiated.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1,093,000 for the three months ended September 30, 2003 or $273,000 higher than expenses of $820,000 in expenses for the same period last year.  Higher spending in 2004 was primarily due to an increase of $95,000 in legal and professional fees related to the Delaware reincorporation and an increase of approximately $178,000 in other professional and administrative fees related primarily to external reporting, investor communications and our Sarbanes-Oxley compliance program.

During the nine months ended September 30, 2004 and 2003, general and administrative expenses were $3,520,000 and $3,564,000 respectively. Expenses in the first nine months of this year compared with the same period last year were lower by $44,000. Increased expenses during this year’s nine months, included $605,000 in legal fees associated with litigation, external reporting, consulting, professional services and our Sarbanes-Oxley compliance program and approximately $95,000 in additional legal and professional fees associated with the Delaware reincorporation. These expenses were more than offset by $318,000 in compensation expenses, $320,000 write-off of capitalized tenant improvements at our South San Francisco facility and $106,000 in amortization expense relating to our Cellegy Australia acquisition during the first nine months in 2003.

 Selling, general and administrative expenses are expected to increase throughout the rest of this year and next year, primarily in support of our domestic launch of Cellegesic, assuming approval by the FDA and for additional accounting and consulting fees associated primarily with our Sarbanes-Oxley compliance program.

Interest and Other Income (Expense), Net.  For the three months ended September 30, 2004, Cellegy had net interest and other income of $51,000, comprised of $69,000 in interest and rental income and $18,000 in other derivative revaluation expense associated with the Kingsbridge warrants. For the three months ended September 30, 2003, Cellegy had net interest and other income of $131,000, comprised of $134,000 in interest and rental income and $3,000 in other expense. For the nine months ended September 30, 2004, Cellegy recorded net interest and other income of $367,000, including interest and rental income of $208,000 and $159,000 in other derivative income associated with the Kingsbridge warrants. For the nine months ended September 30, 2003, net interest and other income was $365,000, consisting of $343,000 in interest and rental income, $25,000 in other income and $3,000 in interest expense.

Liquidity and Capital Resources

We have experienced net losses from operations each year since our inception. Through September 30, 2004, we incurred an accumulated deficit of $108.1 million and consumed cash from operations of $74.3 million. Cash from equity financing transactions have included $6.4 million in net proceeds from our initial public offering in August 1995, $6.8 million in net proceeds from a preferred stock financing in April 1996, $3.8 million in net proceeds from a private placement of common stock in July 1997, $13.8 million in net proceeds from a follow-on public offering in November 1997, $10.0 million in net proceeds from a private placement in July 1999, $11.6 million in net proceeds from a private placement in October 2000, $15.2 million in net proceeds from a private placement in June 2001, $5.2 million in net proceeds from a private placement in November 2002,  $533,300 in proceeds from the draw downs of the Kingsbridge SSO and $10.3 million in net proceeds from a private placement in July 2004.

During the third quarter of 2004, our cash and investments balance, including restricted cash, increased by $8.0 million. We received net financing proceeds of $10.6 million and $500,000 in upfront payments from ProStrakan. These additions to cash and investments, including restricted cash, were offset somewhat by cash used during the quarter of about $3.1 million. This quarterly and nine months cash usage was in line with our goal to preserve cash and focus on key clinical and product development programs. Our cash needs are expected to increase later this year and in 2005 as we prepare for the marketing launch of Cellegesic in the United States, assuming FDA approval, and to cover potential additional payments in support of Biosyn’s operating expenses not covered by various government and non-government organization grants and planned increases in clinical trial activity. Although we expect that most of clinical and operating expenses associated with the Biosyn operation will be covered by grants, Cellegy may be required to fund certain expenditures and new programs. We have disbursed $3.2 million for the Biosyn acquisition earlier in the fourth quarter. Future expenditures and capital requirements depend on numerous factors including, without limitation: the progress and focus of our research and development programs; the timing and scope of pre-clinical and clinical programs, particularly the planned Phase 3 trials for Fortigel and Tostrelle; the time and costs involved in obtaining regulatory approvals; the progress and outcome of the Cellegy/PDI litigation; the costs of filing, prosecuting, defending and enforcing patent claims, oppositions and appeals; our ability to establish new collaborative arrangements; the validation of a second contract manufacturing site; potential expenses required to support Biosyn’s operations; and the initiation of commercialization activities and working capital increases associated with the scale up, manufacture and potential launch of Cellegesic.

We expect negative cash flow from operations to continue for approximately the next two years, in order to expand our development programs and to commercialize products once regulatory approvals have been obtained. Management believes that its existing cash balances and funding available through the Kingsbridge SSO facility, will be sufficient to meet the Company’s capital and operating requirements through, at least, September 30, 2005, assuming no material adverse financial impact associated with the PDI litigation and any subsequent legal proceedings. However, failure to obtain additional funds as described in the next paragraph may affect the timing of development, clinical trials or commercialization activities relating to certain products.

However, our near and long term capital needs will require us to obtain additional funds through equity or debt financing, corporate collaborations, bank financing and other sources. We now have the capability to draw down funds from the Kingsbridge SSO facility up to about an additional $15.0 million but there is no assurance that we can conduct draw downs since this is dependent on our stock price and other conditions in the agreement. There can be no assurance that we will be able to obtain additional financings on terms acceptable to us, if at all. If adequate funds are not available, we could be required to delay development or commercialization of certain products, to license rights to commercialize certain products that we would otherwise seek to commercialize internally or to reduce resources devoted to product development. Accordingly, our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our near and longer term business objectives.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  No changes in those policies and estimates have occurred during the three quarters of 2004, other than those noted below.

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

Such risks and uncertainties relate to, among other factors, the outcome of the FDA’s review of the Cellegesic NDA. The FDA may not find that the Cellegesic trial data, the statistical analysis methodology used by Cellegy with the inclusion of post-discontinuation pain scores, the treatment of data from patients who dropped out of the study due to headaches or other sections of the NDA acceptable.  The Agency may not agree that the trial data satisfies the standards specified in the Special Protocol Assessment and may not ultimately grant marketing approval for Cellegesic. Even assuming Cellegesic approval, Cellegy may not have the resources or personnel to successfully launch the product on a timely basis. There are risks and uncertainties associated with our female clinical trial programs for Tostrelle and Savvy in that sufficient resources for clinical development of these product candidates may not be available or one or both drugs may not prove to be safe and effective by standards established by worldwide regulatory authorities. There are also risks associated with our ability to successfully manage and integrate the Biosyn operations and retain key employees related to those operations. Furthermore, there can be no assurances regarding the outcome and timing of ongoing discussions with the FDA, particularly with regard to additional clinical requirements for marketing approval of Fortigel; our ability to complete corporate partnerships relating to Cellegesic in Europe; the outcome of regulatory review in Sweden of our Tostrex product for the treatment of male hypogonadism or, even if approved in Sweden, of regulatory review in other countries; the commercial success of Cellegesic even if approved by the FDA; and the progress and outcome of the PDI litigation.

We undertake no obligation to update or revise the statements made herein, except as specifically required by law. In addition to the factors discussed below, factors that could affect our future business and results of operations, or that could cause actual results to differ from forward-looking statements made herein, are discussed in our annual report on Form 10-K for the year ended December 31, 2003, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Future Operating Results,” and in quarterly reports that we file with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We invest our excess cash in short-term, investment grade, fixed income securities under an investment policy.  However, during this quarter, we currently have all our excess cash in money market funds and have no short or long term investments as of September 30, 2004. We believe that potential near term losses in future earnings, fair values or cash flows related to our investment portfolio will not be significant.

We are incurring market risk associated with the issuance of warrants to Kingsbridge to purchase 260,000 shares of our common stock.  We will continue to calculate the fair value at the end of each quarter and record the difference to other income or expense until the warrants are exercised.  We are incurring risk associated with increases or decreases in the market price of our common stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to the income statement in future quarters.  For example, if our stock price increases by 20% during the fourth quarter of 2004 from its September 30, 2004 value, and all other inputs into the Black-Scholes model remained constant, we would record approximately $180,000 of other expense for the period ended September 30, 2004.  If our stock price decreased by 20% from its value for the same periods, we would record approximately the same amount as other income.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.  The Company is in the process of reviewing, documenting and evaluating its internal controls in response to requirements set forth  under the Sarbanes-Oxley, Section 404 guidelines.

Although Cellegy’s management continues to evaluate the internal control structure and strengthen Cellegy’s controls and procedures, particularly in connection with the requirements of Section  404 of the Sarbanes-Oxley Act of 2002,  during the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

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

The Company has devoted time and resources to the litigation and will likely be required to devote significant additional time and resources to the litigation. There can be no assurances regarding the outcome of the proceedings, which will likely take at least several more months to resolve.  An unfavorable outcome could have a material adverse impact on our business and financial position.

Item 2.    Changes in Securities and Use of Proceeds

(a)                                As previously reported on a Form 8-K filed in September 2004, the Company completed its reincorporation from California to Delaware through a merger of the former California corporation into a newly formed wholly-owned Delaware subsidiary. As a result, holders of common stock of the former California corporation became holders of common stock of the successor Delaware corporation and Delaware corporate law rather California corporate law, defines the rights of holders of common stock under applicable state law. The Company’s proxy statement distributed to its shareholders in connection with the 2004 annual meeting of shareholders, at which the reincorporation was approved, includes a comparison of certain provisions of Delaware and California corporate law relating to holders of common stock.

(b)                               As previously reported, on July 27, 2004, Cellegy completed a private placement financing, primarily to a small number of existing institutional stockholders, issuing 3,020,000 common shares and warrants to purchase 604,000 shares of common stock, resulting in gross proceeds of $10.3 million. The offering price of the common stock sold was $3.42 per share and the exercise price of warrants was $4.62 per share. The shares were issued in reliance of the exemption from registration provided by Section 4 (2) of the Securities and Exchange Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

*10.1                    Employment Agreement dated October 7, 2004, between the Company and Anne-Marie Corner.

*10.2       Biosyn, Inc. 1999 Stock Option Plan.

*10.3                    Stock Option Assumption Agreement dated October 20, 2004, between the Company and Anne-Marie Corner relating to assumed non-plan stock options.

*10.4                    Stock Option Assumption Agreement dated October 20, 2004, between the Company and Anne-Marie Corner relating to assumed plan stock options.

*10.5                    Notice of Assumption of Biosyn Options relating to Anne-Marie Corner’s assumed stock options.

* Represents a management contract or compensatory plan or arrangement.

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

CELLEGY PHARMACEUTICALS, INC.

Date: November 12, 2004	/s/ K. Michael Forrest
K. Michael Forrest
President and Chief Executive Officer

Date: November 12, 2004	/s/ A. Richard Juelis
A. Richard Juelis
Vice President, Finance and Chief Financial Officer