Form 10-K/A
period 2004-12-31
CELLEGY PHARMACEUTICALS INC
filed 2005-04-29
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-26372

CELLEGY PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Marina Boulevard, Suite 300, Brisbane, California 94005

(Address of Principal Executive Offices)	(zip code)

Registrant’s telephone number, including area code:  (650) 616-2200

Securities registered pursuant to Section 12(b) of the Act:

None	Nasdaq National Market
(Title of each class)	(Name of each exchange on which registered)

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

YES ☐	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934).

YES ☐	NO ☒

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

As of March 10, 2005, there were 26,138,791 of shares of common stock outstanding.

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

Cellegy Pharmaceuticals, Inc., is filing this Amendment No. 1 to the company’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 (the “2004 Form 10-K”).  The purpose of this amendment is to include information in Part III that was incorporated by reference from the Proxy Statement for the 2005 Annual Meeting of Stockholders in the original filing on March 31, 2005.  Items 10, 11, 12, 13 and 14 of the 2004 Form 10-K are hereby amended and restated in their entirety as follows.  Item 15 to the 2004 10-K is hereby amended to add the exhibits listed as follows.

PART III

ITEM 10:               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

                The Board of Directors Cellegy Pharmaceuticals, Inc. (“Cellegy” or the “Company”) consists of five members. The term of office of each person elected as a director will continue until the next annual meeting of stockholders or until his or her successor has been elected and qualified.

The names of the  directors and certain information about them are set forth below:

Name	Age	Principal Occupation	Director Since

Richard C. Williams(1)	61	President, Conner-Thoele Ltd.	2003

Tobi B. Klar, M.D.(3)	50	Dermatologist and Associate Clinical Professor in Dermatology, Albert Einstein Medical Center	1995

John Q. Adams, Sr.(1)(2)(3)	68	President, J.Q. Enterprises	2003

Robert B. Rothermel(2)	61	Partner, CroBern Management Partnership	2004

Thomas M. Steinberg(1)(2)(3)	48	President, Tisch Family Interests	2003

(1)          Member of the Compensation Committee.

(2)          Member of the Audit Committee.

(3)          Member of the Nominating and Governance Committee.

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

                John Q. Adams, Sr. Mr. Adams became a director in November 2003. He is President of J.Q Enterprises, a holding company for his interests in real estate and ranching. He has had a long career in the pharmaceutical industry and has owned three companies: Baylor Laboratories, sold to Norwich Eaton Pharmaceuticals; his second company, Allerderm, Inc., sold to Virbac Inc. in France; and Adams Laboratories, a private pharmaceutical company focused on respiratory therapy, sold to Medeva Pharmaceuticals, where from 1991 to 1995, Mr. Adams was a director and was also President of Medeva Americas. Mr. Adams later repurchased Adams Laboratories from Medeva and served as Chairman and CEO. He continues to serve as Chairman of Adams Laboratories and retains memberships and board positions in several professional and philanthropic organizations including the American College of Allergy and the Vanderbilt University Voice Center. He is also an Honorary Fellow of the American Academy of Otolaryncology-Head and Neck Surgery. Mr. Adams holds a degree in Biology from Heidelberg College.

                Tobi B. Klar, M.D. Dr. Klar became a director for Cellegy in June 1995. She is a physician, board certified in dermatology. Since 1986, Dr. Klar has maintained a private dermatology practice and has served as Co-Chairperson of the Department of Dermatology at New Rochelle Hospital Medical Center, New Rochelle, New York, and Associate Clinical Professor in Dermatology at Albert Einstein Medical Center in New York City. Dr. Klar holds a M.D. from the State University of New York.

                Robert B. Rothermel. Mr. Rothermel became a director in January 2004. He is currently a partner of CroBern Management Partnership, a healthcare management and venture capital firm. In November 2002, he retired from Deloitte & Touche, where in his last position, he was the global leader of the firm’s Enterprise Risk Services practice. He previously served as the lead audit engagement partner for several multi-national corporations, and has led professional services in specialty areas such as IPOs, acquisitions, divestitures, and restructurings, and litigation. Mr. Rothermel holds a B.S. degree in business administration from Bowling Green State University.

                Thomas M. Steinberg. Mr. Steinberg became a director in November 2003. He is president of the Tisch family interests. Mr. Steinberg formerly worked for Goldman Sachs & Company as a Vice President. He has served as a director of a number of other public and private companies including Gunther International, Infonxx, Inc., and Ableco. Mr. Steinberg received an economics degree from Yale University where he graduated Summa Cum Laude and Phi Beta Kappa. He also received an M.B.A. from Stanford University.

Executive Officers

                Information required by this Item with respect to executive officers may be found in Part I of the 2004 Form 10-K in the section captioned “Executive Officers of the Registrant.”

Audit Committee

                The Company has an Audit Committee which is comprised of Messrs. Adams, Rothermel and Steinberg. Mr. Rothermel is the current chair of the committee. The Company has determined that each member of the Audit Committee is “independent” as defined in the applicable NASDAQ Stock Market listing standards (“Listing Standards”) and by the Sarbanes-Oxley Act of 2002 and related regulations of the Securities and Exchange Commission (“SEC”), and that Mr. Rothermel qualifies as an “audit committee financial expert” as defined in such regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Cellegy’s directors and executive officers, and persons who own more than ten percent of a registered class of Cellegy’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Cellegy common stock and other equity securities of Cellegy.  Officers, directors and greater than ten percent shareholders are required by the regulations of the SEC to furnish Cellegy with copies of all Section 16(a) forms they filed.  To Cellegy’s knowledge, based solely on review of the copies of such reports furnished to Cellegy, during the last fiscal year all Section 16(a) filing requirements applicable to Cellegy’s officers, directors, and greater than ten percent beneficial owners were timely filed, except that: a Form 4 was filed on January 2004 with respect to the January 2004 grant of 30,000 options to Robert B. Rothermel; and Form 5s were filed in February 2005 with respect to the annual option grants to purchase 12,000 shares of common stock made to each outside director in June 2004 under Cellegy’s 1995 Directors’ Stock Option Plan.

Code of Business Conduct and Ethics

                The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. The Company will provide any person, without charge, a copy of the Code. Requests for a copy of the Code may be made by writing to the Company at Cellegy Pharmaceuticals, Inc., 1000 Marina Boulevard, Suite 300, Brisbane, California 94005, Attention: Chief Financial Officer.

ITEM 11.  EXECUTIVE COMPENSATION

                The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Cellegy during fiscal years 2004, 2003 and 2002 to (i) each person who served as Cellegy’s chief executive officer during 2004, and (ii) the four most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of 2004 and whose total annual salary and bonus in such year exceeded $100,000 (of which there were only four such persons), and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of 2004 (collectively with the CEO, the “Named Officers”).

Summary Compensation Table

			Annual Compensation				Long Term Compensation
Name and Principal Position	Year		Salary $	Bonus $(4)	Other Annual Compensation $		Awards Securities Underlying Options #		All Other Compensation $

K. Michael Forrest	2004	(6)	$398,000	$179,100	$—		—		$3,250	(5)
President and Chief	2003		380,000	—	325,000	(3)	80,000	(1)	3,500	(5)
Executive Officer	2002		284,375	100,000	100,000	(2)	244,097		3,000	(5)

John J. Chandler	2004		$225,000	$14,400	$—		—		$2,250	(5)
Vice President,	2003		215,000	—	—		25,000	(1)	2,150	(5)
Corporate Development	2002		177,005	15,000	—		140,139		2,020	(5)

A. Richard Juelis	2004	(7)	$212,500	$11,500	$—		—		$8,728	(5)
Vice President, Finance	2003		203,000	—	—		25,000	(1)	7,587	(5)
and Chief Financial Officer	2002		170,004	5,000	—		108,361		7,497	(5)

David A. Karlin, M.D.	2004		$237,000	$17,500	$—		—		$2,370	(5)
Vice President, Clinical	2003		225,000	—	—		25,000		2,250	(5)
Research	2002		46,875	—	—		150,000		—

(1)           A portion of the options reflected under the column entitled “Securities Underlying Options” were granted in consideration of a reduction in salary during the second half of 2003.

(2)            24,631 shares issued on April 21, 2003, based on the closing price of the common stock on that date of $4.06 per share.

(3)           82,487 shares issued on May 15, 2003, based on the closing price of the common stock on that date of $3.94 per share.

(4)           Bonuses are generally paid in the year following performance. Reflects bonuses earned for performance in the year indicated, pursuant to the Company’s bonus plan and based on milestones previously established, except for Michael Forrest, whose bonus was made pursuant to provisions in his employment agreement specifying amounts payable upon a termination of employment.

(5)           Consists of matching contributions under the Company’s 401(k) plan   ($2,240 in 2004, $2,030 in 2003 and $1,940 in 2002) and long term disability insurance premiums ($6,488 in 2004, $5,557 in each of 2003 and 2002).

(6)           Mr. Forrest resigned his position effective January 3, 2005.

(7)           Mr. Juelis resigned his position effective March 29, 2005.

Option Grants In Last Fiscal Year

                There were no option grants to acquire Cellegy common stock during fiscal 2004 made to any Named Officer.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year End Option/SAR Values

The following table sets forth information with respect to the options exercised by the Named Officers during fiscal 2004.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR at December 31, 2004 (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at December 31, 2004 ($) Exercisable/Unexercisable(1)

K. Michael Forrest	—	—	884,219 / 111,667	$150,748 / $—

John J. Chandler	—	—	277,106 / 30,001	$88,389 / $—

A. Richard Juelis	33,520	$94,400	144,167 / 22,833	$15,515 / $—

David A. Karlin, M.D.	22,000	$51,260	101,037 / 26,963	$88,069 / $9,781

(1)	Based on the difference between the fair market value of the common stock at December 31, 2004 ($2.87 per share) and the exercise price of options shown on the table.

Director Compensation

                In 2004, outside directors received an annual retainer of $10,000 and a fee of $1,500 for each Board meeting attended in person, as well as their travel expenses related to attendance at Board meetings. In addition, they receive annual retainers of $1,000, $3,500 and $4,500 for Nominating and Governance, Compensation and Audit Committee membership, respectively. The Chairmain of the Board receives $100,000 a year for his services as chairman.

                Non-employee directors of Cellegy are eligible to participate in the 1995 Directors’ Stock Option Plan (the “Directors’ Plan”). A total of 350,000 shares of Common Stock are reserved for issuance to eligible directors pursuant to the Directors’ Plan. The Directors’ Plan is currently administered by the Compensation Committee of the Board. In June 2004, annual options under the Directors’ Plan to acquire 12,000 shares at an exercise price of $4.30 per share were granted to each of the then-existing outside directors. In January 2004, initial options to acquire 30,000 shares at an exercise price of $4.39 per share were granted to Mr. Rothermel upon his joining the Board. Mr. Williams receives compensation for services as Chairman but agreed not to receive the above compensation and options received by other outside directors. See also “Certain Relationships and Related Transactions” for other disclosure concerning compensation to directors.

Employment Agreements and Change of Control Arrangements

                The Company had an employment agreement with K. Michael Forrest effective as of January 1, 2003, to replace an earlier employment agreement with Mr. Forrest entered into in 1996. Mr. Forrest served as Chief Executive Officer until his resignation in January 2004. The agreement had an initial term of three years and was renewable for up to two successive one-year terms unless either party elects to terminate the agreement.  The agreement provided for a base compensation rate of $380,000 per year, issuance as a bonus of 82,487 shares of common stock under the Company’s 1995 Equity Incentive Plan (the “Plan”), and eligibility to participate in incentive compensation or bonus programs that the board of directors may establish from time to time.  The agreement provides for severance compensation (ranging from 18 to 24 months of salary and bonus, and certain other payments), continuation of insurance benefits, and continuation of the period within which to exercise options in certain circumstances including termination of employment other than for cause or in connection with a change of control transaction (as such terms are defined in the agreement). The agreement also provides for continuation of medical and health insurance for Mr. Forrest until he reaches age 65 in certain circumstances.  The agreement also provides for accelerated vesting of options in connection with a change of control transaction.  The Company may condition payment of such benefits upon receipt of a general release of claims in form reasonably satisfactory to the Company.  Mr. Forrest resigned his position as Chief Executive Officer and a director in January 2005.  Pursuant to the provisions of his employment agreement, the Company paid to Mr. Forrest his bonus for the 2004 year, severance compensation consisting of 18 months of salary at his 2004 rate with one-half of such amount paid in a lump sum upon termination and the balance payable over the 18-month period, and continuation of certain health benefits provided in the agreement.

Retention and Severance Plan; Options

                The Board of Directors of the Company adopted a Retention and Severance Plan in April 2003, and the Company has entered into related agreements with each of its officers and certain other employees.  Under the plan, if an executive’s employment is terminated “upon a change of control,” as that term is defined in the plan, the executive will receive a lump sum payment in an amount equal to one year of base salary and one year of his or her targeted bonus.  In addition, the vesting and exercisability of outstanding but unvested options held by the executive will be accelerated in full so that the options are fully vested, and the executive will have 12 months after the date of termination to exercise the options.  The executive will receive paid COBRA medical and health insurance coverage for 12 months.  If the Company terminates an executive’s employment, without cause (as that term is defined in the plan) in the absence of a change of control, the executive will receive his or her base salary for a period of six months, reduced by the amount of any compensation earned by the executive from other employment during that time.  In addition, the executive will have six months from the date of termination to exercise options to the extent vested on the date of termination, and the executive will receive paid COBRA medical and health insurance coverage for six months.  As a condition of receiving benefits under the plan, the Company may require the executive to sign a general release of claims in connection with the executive’s employment termination.  The Company has no agreements and currently is not involved in negotiations regarding a potential change of control transaction.

                Certain modifications to all employee stock options were subsequently approved by the Board in November 2003, including accelerated vesting, a longer post-termination exercise period for options in some instances and certain severance benefits, if employment is terminated for certain reasons before November 2004.

Other

                On November 6, 2003, Cellegy announced changes in the composition of its Board of Directors, including the appointment of Richard C. Williams as Chairman of the Board and Messrs. John Q. Adams, Sr. and Thomas M. Steinberg as directors, along with the resignation of Messrs. Bowman, Steigrod and Wells as directors.  In consideration of Mr. Williams’ agreement to serve as Chairman and director, the Company agreed to pay Mr. Williams a fee of $100,000 per year.  The Company also granted a stock option to Mr. Williams to purchase 1,000,000 shares of common stock, with 400,000 shares at an exercise price of $2.89 per share, which was the closing market price of the common stock on the grant date, and 600,000 shares at an exercise price of $5.00 per share.  The option is vested and exercisable in full immediately, although a portion of the option, covering up to 600,000 shares initially and declining over time, is subject to cancellation to the extent the portion has not been exercised, in the event that Mr. Williams voluntarily resigns as Chairman and a director within certain time periods.

The Compensation Committee, as plan administrator of the Plan, has the authority in certain circumstances to provide for accelerated vesting of the shares of common stock subject to outstanding options held by the Named Officers as well as other optionees under the Plan in connection with certain kinds of changes in control of Cellegy.  For the Compensation Reduction Options granted on July 23, 2002, all remaining unvested options would vest immediately on the date a change in control occurs, if the employee is still employed by Cellegy.  For the Stay Incentive Options granted on July 23, 2002, all remaining unvested options would vest immediately on the date a change in control occurs, if the employee loses their job (except for cause) within six months of the change in control date.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee (“Committee”), namely, John Q. Adams, Sr. and Thomas M. Steinberg and Richard C. Williams, were (a) at any time during 2004 an officer or employee of Cellegy or any of its subsidiaries or (b) formerly an officer of Cellegy or any of its subsidiaries.  No executive officer of Cellegy served during 2004 or serves as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers on our Board or our Compensation Committee.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan and the 1995 Directors’ Stock Option Plan, and with respect to certain other options and warrants, as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of oustanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	3,109,142		$4.88	890,583

Equity compensation plans not approved by security holders	81,869	(1)	11.72
	236,635	(2)	3.87
Total	3,427,646		$4.40	890,583

(1)                                  Represents shares subject to oustanding warrants. Warrants to purchase 81,869 shares of common stock were issued  in connection with the asuumption by Cellegy of outstanding Biosyn Inc. warrants as part of the acquisition of Biosyn  by Cellegy in October 2004. These warrants have exercise prices ranging from $5.84 to $17.52 per share and expire between  the years 2013 and 2014.

(2)                                  Represents options to purchase common stock issued to Biosyn employees in connection with the assumption by Cellegy of oustanding Bisoyn Inc. options as part of the acquisition of Biosyn by Cellegy in October 2004. These options are fully vested with exercise prices ranging from $0.06 to $21.02 and expire between the years 2005 and 2015.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2005 certain information known to Cellegy regarding the ownership of shares of common stock by (i) each person known to Cellegy to be a beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Officer (see “Executive Compensation”) and (iv) all directors and executive officers as a group.

	Shares Beneficially Owned(1)
Name	Number	Percent

SJ Strategic Investments, LLC (2)	6,828,993	25.9%

Members of the Tisch Family (3)	4,623,569	17.6%

K. Michael Forrest(4)	1,691,464	6.5%
18 Farm Lane, Hillsborough, CA 94010

Richard Williams (5)	1,010,000	3.9%
John J. Chandler (6)	305,440	1.2%
Anne Marie Corner (7)	192,566	*
A. Richard Juelis (8)	157,153	*
David A. Karlin (9)	108,849	*
Tobi B. Klar, M.D. (10)	110,328	*
John Q. Adams (11)	23,125	*
Robert B. Rothermel (11)	28,125	*
Thomas Steinberg (11)	13,125	*
All directors and officers as a group (12) 10 Persons)	3,640,175	13.8%

*      less than 1%

(1)          Based upon information supplied by officers, directors and principal shareholders. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission (the “SEC”) that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of common stock, subject to an option that is currently exercisable or exercisable within 60 days of April 15, 2005 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)          As reported on Schedule 13D dated February 18, 2003 and Form 4 dated February 27, 2003. While SJ Strategic Investments believes it possesses sole voting and investment power over such shares, John M. Gregory may be deemed to also have voting and investment power over such shares due to his position as Managing Member and Chief Manager of SJ Strategic Investments, pursuant to the entity’s Operating Agreement. While SJ Strategic Investments disclaims the existence of a group, due to the indirect beneficial ownership of its members, such members may be deemed to constitute a group.

(3)          Based on Amendment No. 7 to Schedule 13D (“Amendment No. 7”) filed jointly on April 28, 2005, by Andrew H. Tisch, Daniel R. Tisch, James S. Tisch, Thomas J. Tisch, Jessica S. Tisch, Benjamin Tisch, Merryl H. Tisch and Thomas M. Steinberg (the “Reporting Persons”).  The business address of Andrew H. Tisch, James S. Tisch, Thomas J. Tisch and Thomas M. Steinberg is 667 Madison Avenue, New York, NY 10021.  The business address of Daniel R. Tisch c/o TowerView LLC, 500 Park Avenue, New York, NY 10022.  The address of Jessica S. Tisch, Benjamin Tisch and Merryl H. Tisch is c/o Tisch Financial Management, 655 Madison Avenue, 19th Floor, New York, NY 10021.  Amendment No. 7 states that because of certain business and family relationships among the Reporting Persons, they filed Amendment No. 7 jointly as if they constitute a group solely for informational purposes; that the filing of Amendment No. 7 is not an admission by any Reporting Person that such person and any other Reporting Person or reporting Persons constitute a “group” for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934 or Rule 13d-5 thereunder; and that each Reporting Person disclaims beneficial ownership of any shares of common stock owned by any other Reporting Person except to the extent that beneficial ownership is expressly reported in Amendment No. 7.  Amendment No. 7 disclosed beneficial ownership, including shares of common stock held and shares that may be acquired upon exercise of warrants or options, of the following shares by the following persons: Four Partners, 120,000 shares; Four-Fourteen Partners, LLC, 47,700 shares; Andrew H. Tisch, 897,164 shares; Daniel R. Tisch, 897,164 shares; James S. Tisch, 897,164 shares; Thomas J. Tisch, 897,164 shares; Andrew H. Tisch 1995 Issue Trust No. 1, 103,861 shares; Andrew H. Tisch 1995 Issue Trust No. 2, 103,861 shares; Daniel R. Tisch 1999 Issue Trust, 207,722 shares; James S. Tisch 1995 Issue Trust, 207,722 shares; Thomas J. Tisch 1994 Issue Trust, 207,722 shares; Jessica S. Tisch, 6,400 shares; Benjamin Tisch, 6,400 shares; Merryl H. Tisch, as custodian for Samuel Tisch, 6,400 shares; and Thomas M. Steinberg, 17, 125 shares.  Each of the above persons who is a Reporting Person beneficially owns the number of shares set forth opposite his or her name.  Beneficial ownership of the other shares set forth in the above table has been determined as follows:  (1) by virtue of their status as managing trustees of the trusts which are the general partners of Four Partners, Andrew H. Tisch, Daniel R. Tisch, James S. Tisch and Thomas J. Tisch may be deemed to have shared beneficial ownership of shares owned by Four Partners and shared power to vote or direct the vote and dispose or direct the disposition of those shares; (2) by virtue of his status as manager of Four-Fourteen Partners, LLC, Thomas J. Tisch may be deemed the beneficial owner of the shares owned by Four-Fourteen Partners, LLC and to have power to vote or direct the vote and dispose or direct the disposition of those shares; (3) by virtue of their status as trustees of the respective trusts for the benefit of their children, each of Andrew H. Tisch, Daniel R. Tisch, James S. Tisch and Thomas J. Tisch may be deemed to have beneficial ownership of shares owned by those trusts of which he is trustee and shared power to vote or direct the vote and dispose or direct the disposition of those shares; (4) by virtue of his wife’s status as custodian for Samuel Tisch, their child, James S. Tisch may be deemed to have shared power to vote or direct the vote and dispose or direct the disposition of 6,400 shares of Common Stock owned by Samuel Tisch; and (5) with respect to Mr. Steinberg, represents shares exercisable within 60 days of the date hereof upon the exercise of stock options.

(4)    Includes 884,219 shares issuable upon the exercise of stock options.

(5)    Includes 1,000,000 shares issuable upon the exercise of stock options.

(6)    Includes 290,440 shares issuable upon the exercise of stock options.

(7)    Includes 43,166 shares issuable upon the exercise of stock options.

(8)    Includes 150,333 shares issuable upon the exercise of stock options.

(9)    Includes 108,849 shares issuable upon the exercise of stock options.

(10)  Includes 83,128 shares issuable upon the exercise of stock options.

(11)  Includes 13,125 shares issuable upon the exercise of stock options.

(12)  Includes 2,599,510 shares issuable upon the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information responsive to this Item is disclosed in Item 11 above under the headings “Director Compensation” and “Employment Agreements and Change of Control Arrangements,” and the disclosures under such items are incorporated herein by reference.

Compensation Arrangements.  In connection with Cellegy’s acquisition of Biosyn, Inc. in October 2004, Cellegy entered into an employment agreement with Ms. Anne-Marie Corner, formerly the President of Biosyn, to become Senior Vice President, Women’s Preventive Health, of Cellegy.  The agreement has an initial term of two years and will automatically renew for successive one-year terms unless either party elects to terminate the agreement. The agreement provides for a base compensation rate of $250,000 per year, issuance of a bonus of $25,000 in recognition of performance during the course of 2004, and eligibility to participate in incentive compensation or bonus programs that the board of directors may establish from time to time.  The agreement provides for severance compensation including 12 months of salary and continuation of insurance benefits in certain circumstances including termination of employment other than for cause.  The agreement also provides for accelerated vesting of options in connection with termination of employment other than for cause.  In connection with the acquisition transaction, Cellegy assumed outstanding Biosyn options held by Ms. Corner, which were converted into options to purchase approximately 43,166 shares of Cellegy common stock at exercises prices ranging from $0.58 to $17.52 per share.

In March 2005, the board of directors of the Company, upon the recommendation of the Board’s Compensation Committee, approved a cash bonus under the Company’s previously-adopted 2004 bonus plan, for 2004 performance to certain employees and officers of the Company, including John J. Chandler, A. Richard Juelis, David A. Karlin, M.D. and Vivian Mak.   The aggregate amount paid to such officers was $52,000 and for the individual officers ranged in amounts between 4.5% to 7.4% of their respective base salaries.   The bonuses were based on individual 2004 performance targets as well as corporate objectives previously established by the Board under the plan concerning various events relating to clinical programs, the regulatory process and commercialization of the Company’s products in the United States and overseas. The Board does not currently intend to adopt a Company bonus plan for the 2005 year, although the Board retains the discretion to pay bonuses to officers or employees of the Company. The Board, upon the recommendation of the Committee, also approved a cash bonus payment to Ms. Anne-Marie Corner, Senior Vice President, Women’s Preventive Health, of $75,000.

In January 2005, in connection with his appointment as interim Chief Executive Officer, the board of directors determined that during the period of time that Mr. Williams serves as Interim Chief Executive Officer in addition to Chairman, he will receive compensation at a rate of $40,000 per month, which includes compensation payable to him for services as Chairman.

                Private Placement Transaction.  In July 2004, Cellegy sold approximately 3,020,000 shares of common stock at a price of $3.42 per share, and warrants to purchase 604,000 shares of common stock with an exercise price of $4.62 per share, to a small number of sophisticated investors in a private placement transactions.  Gross poceeds from the offering were approximately $10.3 million.  The investors included SJ Strategic Investments, members of the Tisch family and Kingsway, LLC, which purchased 1.2 million, 720,000 and 1.2 million shares, respectively.  Information concerning the beneficial ownership of Cellegy’s securities by such persons is set forth in Item 12 above under the heading “Security Ownership of Certain Beneficial Owners and Management.”  The Company filed a registration statement with the Securities and Exchange Commission covering the possible resale of the shares from time to time in the future.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), to us for the audit of our annual financial statements for the year ended December 31, 2004, and fees billed for audit-related services, tax services and all other services rendered to us by PwC for 2004.

Fees	2004	2003
Audit fees	$596,884	$120,000
Audit-related fees	14,497	—
Tax fees	34,980	3,575
All other fees	—	—
Total	$646,361	$123,575

Audit fees. Audit fees relate to services related to the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, including review of registration statements filed with the SEC.

Audit-related fees. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included under “Audit Fees,” and include fees for consultations concerning financial accounting and reporting matters.

Tax fees. Tax fees include fees for services rendered in connection with preparation of federal, state and foreign tax returns and other filings and tax consultation services.

All other fees. There were no other fees in 2004 and 2003.

Pre-Approval Policies

Under our pre-approval policies with respect to our independent accountants, the Audit Committee pre-approves all audit and non-audit services provided by our independent accountants prior to the engagement of the independent accountants for such services. The Chairman of the Audit Committee has the authority to approve any additional audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting.

All fees reported under the headings Audit fees, Audit-related fees, Tax fees and All other fees above for 2004 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions. Accordingly, none of the fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

PART IV

ITEM 15:            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 29th of April, 2005.

CELLEGY PHARMACEUTICALS, INC.

By:	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/ Richard C. Williams	Chairman, Interim Chief Executive Officer and	April 29, 2005
Richard C. Williams	and Director

Principal Financial Officer and Principal Accounting Officer:

/s/ Robert J. Caso	Vice President, Finance	April 29, 2005
Robert J. Caso

Directors:

*	Director	April 29, 2005
John Q. Adams, Sr.

*	Director	April 29, 2005
Tobi B. Klar, M.D.

*	Director	April 29, 2005
Robert B. Rothermel.

*	Director	April 29, 2005
Thomas M. Steinberg

*By:	/s/ Richard C. Williams
Richard C. Williams,
Attorney-in-fact