Form 10-Q
period 2005-03-31
CELLEGY PHARMACEUTICALS INC
filed 2005-05-16
CIK 887247

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

1000 Marina Boulevard, Suite 300, Brisbane, California 94005

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

The number of shares outstanding of the registrant’s common stock at May 6, 2005 was 26,145,470.

CELLEGY PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004, and the period from June 26, 1989 (inception) to March 31, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and the period from June 26, 1989 (inception) to March 31, 2004

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

Signatures

Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(Amounts in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$3,684	$8,705
Restricted cash	227	—
Accounts receivable	957	886
Prepaid expenses and other current assets	1,077	282
Total current assets	5,945	9,873
Restricted cash	—	227
Property and equipment, net	1,054	1,953
Goodwill	1,035	1,031
Intangible assets	715	779
Total assets	$8,749	$13,863

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,405	$1,692
Accrued expenses and other current liabilities	5,913	2,725
Current portion of deferred revenue	6,652	1,196
Total current liabilities	13,970	5,613
Long-term payables	4,885	717
Derivative instrument	354	411
Deferred revenue	1,334	13,865
Total liabilities	20,543	20,606

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Common stock	3	2
Additional paid-in capital	120,288	120,254
Accumulated other comprehensive income	305	304
Deficit accumulated during the development stage	(132,390)	(127,303)
Total stockholders’ deficit	(11,794)	(6,743)
Total liabilities and stockholders’ deficit	$8,749	$13,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc

(a development stage company)

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Period from June 26, 1989 (inception) to March 31,
	2005	2004	2005

Revenues:
Licensing and contract revenue from affiliates	$—	$—	$1,145
Licensing, milestone and development funding	240	208	3,469
Grants	1,213	—	2,787
Product sales	153	130	6,769
Total revenues	1,606	338	14,170
Costs and expenses:
Cost of product sales	21	20	1,676
Research and development	2,777	2,158	84,552
Selling, general and administrative	4,018	1,405	42,378
Acquired in-process technology	—	—	22,332
Total costs and expenses	6,816	3,583	150,938
Operating loss	(5,210)	(3,245)	(136,768)
Interest and other income	87	93	6,932
Interest and other expense	(20)	—	(1,553)
Derivative revaluation	57	94	447
Net loss	(5,086)	(3,058)	(130,942)
Non-cash preferred dividends	—	—	1,448
Net loss applicable to common stockholders	$(5,086)	$(3,058)	$(132,390)
Basic and diluted net loss per common share	$(0.19)	$(0.15)

Weighted average common shares used in computing basic and diluted net loss per common share	26,136	20,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,		Period from June 26, 1989 (inception) to March 31,
	2005	2004	2005

Operating activities
Net loss	$(5,086)	$(3,058)	$(130,942)
Other operating activities	89	(70)	46,463
Net cash used in operating activities	(4,997)	(3,128)	(84,479)

Investing activities
Purchases of property and equipment	(58)	—	(5,462)
Purchases of investments	—	—	(98,910)
Sales and maturities of investments	—	46	98,815
Proceeds from sale of property and equipment	—	—	238
Acquisition of Vaxis, Quay and Biosyn	—	—	(816)
Net cash provided by (used in) investing activities	(58)	46	(6,135)

Financing activities
Proceeds from notes payable	—	—	8,047
Repayment of notes payable	—	—	(6,611)
Proceeds from restricted cash	—	—	386
Other assets	—	—	(614)
Net proceeds from issuance of common stock	34	135	81,129
Issuance of convertible preferred stock, net of issuance costs	—	—	11,758
Deferred financing cost	—	—	(80)
Net cash provided by financing activities	34	135	94,015
Effect of exchange rate changes on cash	—	2	283
Net (decrease) increase in cash and cash equivalents	(5,021)	(2,945)	3,684
Cash and cash equivalents, beginning of period	8,705	7,650	—
Cash and cash equivalents, end of period	$3,684	$4,705	$3,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows  (Continued)

(Amounts in thousands)

(Unaudited)

	Months Ended March 31,		Period from June 26, 1989 (inception) to March 31,
	2004	2004	2005

Supplemental cash flow information

Interest paid	$—	$—	$640

Supplemental disclosure of non-cash transactions:

Issuance of common stock in connection with acquired-in-process technology	—	—	7,350

Conversion of preferred stock to common stock	—	—	14,715

Issuance of common stock for notes payable	—	—	277

Issuance of warrants in connection with Kingsbridge Financing and July 2004 Private Placement	—	801	2,082

Issuance of warrants in connection with notes payable financing	—	—	487

Issuance of convertible preferred stock for notes payable	—	—	1,268

Issuance of common stock for milestone payments	—	—	1,500

Fair value of assets acquired net of liabilities assumed for Biosyn acquisition	—	—	11,856

Interest expense amortization for long-term obligation	14	—	14

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair presentation of all periods presented. The results of Cellegy’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  At March 31, 2005, the Company had a deficit accumulated during the development stage of $132.4 million and recurring, negative cash flows from operations. The Company expects negative cash flow from operations to continue for at least the next two years, with the need to continue or expand development programs and to commercialize products once regulatory approvals have been obtained.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On May 12, 2005 Cellegy raised $6.0 million in a private placement of its common stock, to existing and new institutional investors.  Five current institutional shareholders and three directors participated in the financing.  The transaction consisted of the sale of 3,621,819 shares of common stock at an offering price of $1.65 per share. (See Note 11).

Management is presently considering other financing and corporate options to fund its operations for the longer term. These options include, but are not limited to: further Kingsbridge Capital Limited Structured Secondary Offering (SSO) draw downs, seeking partnerships with other pharmaceutical companies to co-develop and fund research and development efforts, pursue additional out-licensing arrangements with third parties, re-licensing and monetizing near term future milestone and royalty payments expected from existing licensees.  In addition, the Company will continue to implement further cost reduction programs.  There is no assurance that any of the above options will be implemented on a timely basis.  Alternatively, Cellegy may be required to accept less than favorable commercial terms in any such future arrangements.

If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties for the rights to commercialize certain products that the Company would otherwise seek to commercialize internally, or to reduce resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds could have a material adverse effect on the Company’s business, results of operations and financial condition. The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation. Balances within the statement of cash flows have been reclassified to adjust for the effects of exchange rate changes on cash. There is no impact on working capital or the statement of operations as a result of these reclassifications.

Note 2.  -  Biosyn Acquisition

On October 22, 2004, Cellegy completed its 100% acquisition of Biosyn, Inc., developer of a contraceptive gel product for the prevention of transmission of HIV/AIDS in women.  Under the terms of the acquisition 12,000 preferred shares and 5,031,267 shares of Biosyn common stock outstanding at the closing of the acquisition were exchanged for approximately 2,462,000 shares of Cellegy’s common stock. In addition, outstanding Biosyn stock options and warrants were assumed by Cellegy and converted into options and warrants to purchase 318,504 shares of Cellegy common stock. The options issued to acquire Cellegy common stock are fully vested and exercisable.

The Company has prepared unaudited pro forma financial information showing revenues and net loss for the combined entity for the three months ended March 31, 2004, as if the merger had occurred as of January 1, 2004. The following unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the date presented and should not be taken as representative of the future consolidated results of operations or financial condition of the Company (in thousands, except per share data).

Revenues	$1,407
Net loss	$(3,399)
Basic and diluted net loss per common share	$(0.15)

Note 3.  -  Comprehensive Loss

Comprehensive loss generally represents cumulative net changes in stockholders’ deficit except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments represent the only components of comprehensive income that are excluded from the Company’s net loss.  Total accumulated other comprehensive loss for the three months ended March 31, 2005 and 2004 were approximately $5,085,000 and $3,057,000, respectively.

Note 4.  -  Basic and Diluted Net Loss per Common Share

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

	Three Months Ended March 31,
	2005	2004
Options	4,297	4,255
Warrants	946	—
Total number of shares excluded	5,243	4,255

Note 5.  –  Stock-Based Compensation

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

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s pro forma net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(5,086)	$(3,058)
Add: Stock-based employee compensation costs included in reported net loss	—	70
Deduct: Stock-based employee compensation costs determined under the fair value based method for all awards	(167)	(292)
Net loss, pro forma	$(5,253)	$(3,280)
Basic and diluted net loss per common share, as reported	$(0.19)	$(0.15)
Basic and diluted net loss per common share, pro forma	$(0.20)	$(0.16)

The Company values its options on the date of grant using the Black-Scholes valuation model.  The Company did not issue any options during the first quarter of 2004 and, therefore, no valuations were required. The following were the assumptions used in the valuation of the options issued during the first quarter of 2005:

Risk-free interest rate	4.24%
Dividend yield	0%
Volatility	81%
Expected life of options in years	4.3

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

Note 6.  -  Segment Reporting

The Company has two business segments: pharmaceuticals and skin care.  Pharmaceuticals include primarily research and clinical development expenses for potential prescription products to be marketed directly by Cellegy or through corporate partners.

All revenues during the first three months ended March 31, 2005 and 2004 of $1,606,000 and $338,000 respectively, were derived from the Company’s pharmaceutical segment. Current pharmaceutical revenues consist primarily of Rectogesic® product sales in Australia, New Zealand, Singapore and South Korea, as well as PDI license revenue relating to Fortigel™ product and the ProStrakan license revenues for Rectogesic and Tostrex® products.

The Company did not record any revenues for its skin care product during the first quarter ended March 31, 2005 and 2004.  The product is normally sold to one customer, Gryphon Development, Inc., which sells it exclusively in the United States through a major specialty retailer.

Cellegy allocates its revenues and operating expenses to each business segment. Management regularly assesses segment operating performance and makes decisions on how resources are allocated based upon segment performance, with the segment measurement of profitability being net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

Note 7.  Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchanged for an award of equity instruments based on the fair value of the award on the date of the grant, and to recognize the cost over the period during which the employee is to provide service in exchange for the award. SFAS No. 123R is effective for public companies with a fiscal year that begins after June 15, 2005. The cumulative effect of this pronouncement if adopted by the Company, applied on a modified prospective basis, would be measured and recognized starting the first quarter of 2006. Upon adoption of SFAS No. 123R, companies are allowed to select one of three alternative transition methods.

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

Note 8.  Prepaid Expenses and Other Current Assets

At March 31, 2005 and December 31, 2004, this account includes the following (in thousands):

	March 31, 2005	December 31, 2004
Deferred compensation expense	$417	$—
Prepaid insurance	218	186
Inventory	203	52
Deferred rent asset	198	—
Other	41	44
Total	$1,077	$282

Deferred compensation expense of $417,000 represents the unamortized balance of $422,000 in retention bonuses offered and accepted by employees in March 2005. The retention bonuses would be paid if the employee maintains his or her employment with the Company through the retention period indicated in the individual’s offer letter.  The retention bonus is in lieu of all other severance or similar payments that the Company may be obligated to make under any other existing agreement, arrangement or understanding, but will be in addition to any accrued salary and vacation earned through the date of termination.  The retention periods terminate on dates between October 15, 2005 and December 31, 2005. The $422,000 has been recorded as a charge to deferred compensation account and credited to compensation accrual account included among accrued expenses and other current liabilities at March 31, 2005.  The accrual, deferred charge and related expenses will be adjusted if an employee leaves prior to the end of their retention period.  The deferred compensation account is being amortized ratably to expense until paid at the end of the individual employee retention period.  The amount charged to expense during the first quarter of 2005 was approximately $5,000.

Note 9.  Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accruals for the following expenses and other current liabilities were made for the following expenses (in thousands):

	March 31, 2005	December 31, 2004
PDI settlement (see Note 11)	$2,000	$—
Clinical expenses	802	613
Legal fees	752	454
Bonuses and severance pay	747	508
Accounting fees	195	100
Consulting fees	103	339
Deferred rent payable (net)	444	—
Sublease deposit	188	—
Other	682	711
Total	$5,913	$2,725

Note 10.  Commitments and Contingencies

Operating Leases

In April 2005, the Company signed a lease termination agreement with the landlord of its former corporate headquarters facilities in South San Francisco, California, thereby extinguishing its original long-term lease commitment for the facility (see Note 11). As a result of this termination, the Company’s commitment for future lease payments has been significantly reduced. Its remaining lease commitment relates to its Biosyn subsidiary’s offices in Huntingdon Valley, Pennsylvania.  Future minimum lease payments at March 31, 2005 are as follows (in thousands):

Lease Commitments

2005	$139
2006	175
2007	176
2008	150
Total	$640

In March 2005, the Company entered into an agreement with VaxGen, Inc. (“VaxGen) to sublease a portion of VaxGen’s available space in Brisbane, California which now serves as the Company’s new headquarters. The initial lease payment is one dollar per month through February 28, 2006, increasing to $17,253 per month starting March 1, 2006. The Company may terminate the lease at anytime upon giving VAXGEN 10 days advanced written notice. As a result of this agreement, the Company recorded the fair value of the rent as a deferred rent asset of $198,000 at March 31, 2005 which will be amortized monthly to rent expense through February 2006.

Legal Proceedings

The December 2002 original license agreement between the Company and PDI related to commercialization of Fortigel product. Under the terms of the agreement, PDI was responsible for marketing and sale of Fortigel if regulatory authorities approved the product.  Cellegy received a non-refundable payment of $15.0 million upon signing the agreement and was entitled to receive a milestone payment upon FDA approval and royalties following a successful product launch.  However, in July 2003, the FDA issued a Not Approvable letter for Cellegy’s New Drug Application relating to Fortigel product. In December 2003, following earlier notices from PDI and mediation proceedings, Cellegy and PDI both initiated legal proceedings against each other relating to the agreement.  PDI asserted several claims relating to the agreement, including the assertion that Cellegy breached several provisions of the agreement and failed to disclose relevant facts.  PDI claimed several kinds of alleged damages, including return of the initial $15.0 million license fee that PDI paid to Cellegy when the agreement was signed.  Cellegy’s action sought, among other things, a declaration that it had fully complied with the license agreement and that PDI’s claims were without merit. The trial had been scheduled to begin in May 2005 but has now been cancelled as a result of the settlement (see Note 11).

Note 11.  Subsequent Events

Legal Settlement

On April 11, 2005, Cellegy entered into a settlement agreement with PDI, Inc. (“PDI”) resolving the lawsuits that the companies had filed against each other relating to an exclusive license agreement for the Fortigel product, Cellegy’s testosterone gel product candidate for the treatment of male hypogonadism in North American markets.  Under the terms of the settlement agreement, the license agreement will be terminated and all product rights will revert to Cellegy.  Cellegy paid $2.0 million to PDI upon signing the settlement agreement.  Cellegy also issued a $3.0 million promissory note to PDI, payable in 18 months, with earlier payments against this note to the extent of 50% of funds received by Cellegy as royalties or milestones from licensees of Cellegy’s Tostrex (testosterone gel) and Rectogesic (nitroglycerin ointment) products in territories outside of North America, 50% of upfront license fees or milestones from Fortigel product licensees in North American markets, and 10% of proceeds received by Cellegy in excess of $5.0 million from financings.  These various payments will be made until the $3.0 million note is paid in full.  Cellegy also issued to PDI a $3.5 million senior convertible debenture payable in three years.  Cellegy may call the debenture at any time during the first 18 months at an amount equal to the principal amount.  After 18 months, PDI may convert the note into Cellegy common stock at a price of $1.65 per share.  If Cellegy does not call the note within 18 months, then Cellegy will file a registration statement for approximately 2.1 million shares that would be issuable upon conversion.

The $15 million upfront payment received by the Company from PDI in December 2002 in connection with the licensing agreement was recorded as deferred revenue, which had a balance of $13.1 million at March 31, 2005.  As a result of the settlement agreement, the Company has reclassified $2.0 million of deferred revenue to accrued expenses and other current liabilities and $4.6 million net present value of the $3.5 million and $3.0 million notes to other long-term payable. The Company will recognize the remaining $6.5 million as revenue during the second quarter of 2005.

Lease and Sublease Contracts Termination and Agreements

In April 2005, the Company signed a lease termination agreement with the landlord of its former headquarters offices in South San Francisco, California.  The Company had moved out of its former headquarters in March 2005 to its new offices in Brisbane, California. The termination agreement released Cellegy from liability for all future lease payments under the original lease contract. The Company also signed a sublease termination agreement in March 2005 with VaxGen, Inc.  The terms of the agreement include payment by VaxGen of $1,090,000 to Cellegy as a termination fee which the Company received in April 2005, net of a rental deposit of $188,000 refunded to VaxGen and a deposit of $10,000 duefrom Cellegy under a new sublease contract.

As a result of the transfer of the Company’s corporate headquarters, the Company wrote off all leasehold improvements, furniture and lab equipment at its old location with a total net book value of $ 800,000 at March 31, 2005.

Listing with Nasdaq Stock Market

On April 13, 2005, Cellegy received a letter (the “Letter”) from The Nasdaq Stock Market (Nasdaq) notifying Cellegy that for ten consecutive trading days prior to the date of the Letter, the market value of the Company’s common stock had been below the minimum price that would result in an aggregate market value of the common stock of at least $50.0 million as required for continued inclusion on the Nasdaq National Market by Marketplace Rule 4450(b)(1)(A).  In the Letter, Nasdaq also notified Cellegy that it did not currently satisfy standards for continued listing under Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50.0 million each for the most recently completed fiscal year or two of the last three most recently completed fiscal years. If, at any time before May 13, 2005, the aggregate market value of Cellegy’s common stock is $50.0 million or more for a minimum of ten consecutive business days, the Nasdaq staff will determine if Cellegy complies with Marketplace Rule 4450(b)(1)(A).  Based upon 26,145,470 shares outstanding on April 30, 2005, Cellegy’s stock price would have to equal or exceed approximately $1.92 for a minimum of ten consecutive business days to regain compliance. The closing prices of the common stock exceeded that price for most days between the date of the letter and May 13, 2005, but not for ten consecutive trading days.

Issuance of Capital Stock and Warrants

On May 12, 2005 Cellegy raised $6.0 million, approximately $5.6 million after estimated offering expenses, in a private placement of its common stock, to existing and new institutional investors.  The transaction consisted of the sale of approximately 3,621,819 shares of common stock.  The Company also issued Class A Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.25 per share.  The Class A Warrants can be called if the Company’s common stock trades for 20 consecutive days over $5.00. The Company also issued Class B Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.50 per share.  The Class B Warrants can be called if the Company’s common stock trades for 20 consecutive days over $5.50.  Three directors of the Company purchased a total of 50,000 shares in the offering at the closing price of the Company’s stock on the day of the transaction ($2.13 per share).  The directors did not receive any warrants.  The purchase price paid by non-director investors was $1.65 per share.  Pursuant to the transaction agreements, the Company intends to file a registration statement with the Securities and Exchange Commission covering the possible resale of the shares from time to time in the future.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion may contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may also differ materially from those discussed in this Quarterly Report on Form 10-Q. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

Cellegy Pharmaceuticals is a development stage specialty biopharmaceutical company engaged in the development and commercialization primarily of prescription drugs targeting women’s health care conditions, including HIV prevention and sexual dysfunction, as well as gastrointestinal conditions using proprietary topical delivery and nitric oxide donor technologies.

General

In January 2004, we entered into a Structured Secondary Offering (SSO) agreement with Kingsbridge Capital Limited. The agreement requires Kingsbridge to purchase up to 3.74 million shares of newly issued common stock at times and in amounts selected by us over a period of up to two years, subject to certain restrictions. We filed a registration statement with the Securities and Exchange Commission relating to shares assumable under the SSO, which was subsequently declared effective on June 1, 2004. The SSO does not prohibit us from conducting most kinds of additional debt or equity financings, including Private Investments in Public Equity, shelf offerings, secondary offerings or any other non-fixed or future priced securities. If our common stock falls below $1.25 per share, we will not be able to conduct drawdowns on the SSO. We completed two drawdowns in 2004, issuing a total of 246,399 common shares resulting in net proceeds of approximately $800,000.

In July 2004, Cellegy and ProStrakan Group Limited, or ProStrakan, entered into an exclusive license agreement for the future commercialization of Tostrex (testosterone gel) product in Europe. Under the terms of the agreement, ProStrakan will be responsible for regulatory filings, sales, marketing and distribution of Tostrex product throughout the European Union and in certain nearby non-EU countries. Cellegy will be responsible for supplying finished product to ProStrakan through Cellegy’s contract manufacturer. Assuming successful commercial launch, Cellegy could receive up to $5.75 million in payments, including a $500,000 non-refundable upfront payment received in July 2004, and a royalty on net sales of Tostrex product.

In October 2004, Cellegy acquired Biosyn, Inc., a privately held biopharmaceutical company. Under the terms of the agreement, Cellegy issued approximately 2,462,000 shares of Cellegy’s common stock for all of Biosyn’s issued and outstanding capital stock. In addition, outstanding Biosyn stock options and warrants were assumed by Cellegy and converted into options and warrants to purchase approximately 318,504 shares of Cellegy common stock. The purchase price does not include any provisions for contingent milestone payments of up to $15.0 million, which would be payable to Biosyn stockholders on the achievement of C31G product marketing approval in the United States and a portion of which would be payable earlier upon commercial launch in certain major overseas markets.

In December 2004, Cellegy and ProStrakan entered into an exclusive license agreement for the commercialization of Cellegesic product, branded Rectogesic product outside of the United States, in Europe. Under the terms of the agreement, Cellegy received a non-refundable upfront payment of $1.0 million and is entitled to receive up to an additional $4.6 million in milestone payments, along with additional payments based on net sales of Rectogesic product in Europe. ProStrakan will be responsible for additional regulatory filings, sales, marketing and distribution of Rectogesic product throughout Europe. In all, the agreement covers 38 European territories, including all EU member states. Cellegy will be responsible for supplying finished product to ProStrakan through its contract manufacturer. In addition, ProStrakan has granted a right of first negotiation to Cellegy for its oral estradiol-glucoside product, which is currently in Phase 1 clinical development or an alternative product in the area of gastroenterology.

In April 2005, Cellegy and PDI, Inc. (“PDI”) entered into a settlement agreement resolving the lawsuits that the companies had filed against each other relating to an exclusive license agreement for Cellegy’s Fortigel® (testosterone gel) product candidate in North American markets.  Under the terms of the settlement agreement, the license agreement will be terminated and all product rights will revert to Cellegy.  Cellegy paid $2.0 million to PDI upon signing the settlement agreement.  Cellegy also issued a $3.0 million non-interest bearing promissory note to PDI, payable in 18 months, with earlier payments against this note to the extent of 50% of funds received by Cellegy as royalties or milestone payments from licensees of Cellegy’s Tostrex (testosterone gel) and Rectogesic (nitroglycerin ointment) products in territories outside of North America, 50% of upfront license fees or milestones from Fortigel product licensees in North American markets, and 10% of proceeds received by Cellegy in excess of $5.0 million from financings.  These various payments will be made until the $3.0 million note is paid in full.  Cellegy also issued to PDI a $3.5 million senior convertible debenture due in three years.  Cellegy may call the debenture at any time during the first 18 months at an amount equal to the principal amount.  After 18 months, PDI may convert the note into Cellegy common stock at a price of $1.65 per share.  If Cellegy does not call the note within 18 months, then Cellegy will file a registration statement for approximately 2.1 million shares that would be issued upon conversion.

In April 2005, the Company signed a lease termination agreement with its former landlord at its former headquarters offices in South San Francisco, California.  The Company had moved out of its former headquarters in March 2005 to its new offices in Brisbane, California. The termination agreement released Cellegy from liability for all future lease payments under the original lease contract. The Company also signed a sublease termination agreement in April 2005 with VaxGen.  The terms of the agreement include payment by VaxGen of $1,090,000 to Cellegy as a termination fee which the Company received in April 2005, net of rental deposit of $188,000 refunded to VaxGen and deposit of $10,000 due from Cellegy under a new sublease contract.

On May 12, 2005 Cellegy raised $6.0, approximately $5.6 million after estimated offering expenses, to existing and new institutional investors.  The transaction consisted of the sale of 3,621,819 shares of common stock at an offering price of $1.65 per share.  Cellegy also issued 714,362 Class A Warrants at an exercise price of $2.25 per share.  The Class A Warrants can be called if the common stock trades 20 consecutive days over $5.00. We also issued 714,362 Class B Warrants at an exercise price of $2.50 per share.  The Class B Warrants can be called if the common stock trades 20 consecutive days over $5.50.  Three directors purchased a total of 50,000 shares in the offering at the closing price of the common stock on the day of the transaction ($2.13 per share).  The directors did not receive warrants.  The purchase price paid by non-director investors was $1.65 per share.

Results of Operations

Revenues.  We had revenues of $1,606,000 and $338,000 for the three months ended March 31, 2005 and 2004, respectively.  During the first three months of 2005, revenues consisted of $240,000 in licensing revenue, $153,000 in Australian Rectogesic product product sales, and $1,213,000 in grant revenue received by Biosyn from various organizations. The first quarter of prior year’s results did not include Biosyn, which was acquired by Cellegy in October 2004. There were no revenues from sale of skin care products to Gryphon during the first quarter of 2004 and 2005.

Licensing revenue consisted primarily of amortization of upfront payments received from licensees in connection with the Company’s existing licensing agreements. These include $208,000 reflecting the amortization of $15.0 million upfront payment received from PDI in December 2002 for the exclusive right to sell and distribute Fortigel product in North American markets, $25,000 relating to the $1.0 million non-refundable payment received in December 2004 from ProStrakan Group Limited, or ProStrakan, for the exclusive license to commercialize Cellegesic product under the brand name Rectogesic in Europe, and $7,000 in connection with the $500,000 upfront payment received also from ProStrakan in July 2004 for the exclusive license for future commercialization of Tostrex product in Europe.  During the first three months of 2004, revenues consisted of $208,000 in licensing revenue from PDI and $130,000 in Rectogesic (nitroglycerin ointment) product sales from Australia.

Licensing revenue is expected to increase significantly during the second quarter of 2005.  As a result of its the settlement agreement with PDI in April 2005, the Company will recognize the remaining $6.5 million of the original $15.0 million upfront payment received from PDI in December 2002 as revenue in April 2005 (see Note 11 to the Condensed Consolidated Financial Statements).

We expect modest increases in product sales and related cost of sales beginning in the second quarter of 2005 as compared to 2004 due to the expected launch of Rectogesic product in the United Kingdom through our European marketing partner, ProStrakan.

Research and Development Expenses.  During the first quarters of 2005 and 2004, research and development expenses were $2,777,000 and $2,158,000, respectively. The increase of $619,000 primarily consists of Biosyn expenses of $1,208,000 in connection with its continuing development of its products and $313,000 write-off of fixed assets. This increase was partly offset by decreases in clinical testing and related professional fees of $710,000 and salaries and benefits of approximately $129,000 as a result of reduction in research and development staff early during 2004.  We expect our research and development expenses to increase later this year since we believe that the FDA will require an additional clinical trial to support Fortigel product marketing approval and due to the manufacture of clinical testing material for Savvy product clinical trials.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses during the first quarter of 2005 were $4,018,000, an increase of $2,613,000 compared to $1,405,000 for the same period in 2004. The increase includes $417,000 of Biosyn expenses that were not included in the prior year. The remaining increase of $2,196,000 was primarily attributable to increases of $1,479,000 in legal and professional fees, $428,000 in salaries expense and $289,000 write-off of fixed assets. The increase in legal expense is principally due to the PDI litigation, which was subsequently settled in April 2005. The increase in salaries was due primarily to the payment of severance benefits to two corporate officers who left the Company during the first quarter of this year.  We expect our selling, general and administrative expenses to be lower in the second quarter and in the later half of 2005.

Other Income (Expense).  We had $124,000 in net other income for the three months ended March 31, 2005, compared with $187,000 for the same period last year. The $63,000 decrease resulted primarily from $37,000 lower income from Kingsbridge derivative revaluation and $35,000 lower rental income, partly offset by Biosyn’s interest expense of $20,000. We expect higher other income in the second quarter of 2005 due to the receipt of approximately $1.1 million sublease termination fee from VaxGen, to be partly offset by higher interest expense resulting from the accretion of interest expense relating to the PDI notes (see Note 11 to the Condensed Consolidated Financial Statement).

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $3.9 million at March 31, 2005, as compared with $8.9 million at December 31, 2004. Cash used in operations during the first quarter of 2005 was $5.0 million as compared to $3.1 million during the same period in the prior year.  The primary increases in the use of cash in operations in 2005 were due to PDI litigation, officer severance expenses and the inclusion of Biosyn in 2005.

We prepared our financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, we have experienced net losses from operations since our inception. Through March 31, 2005, we had incurred an accumulated deficit of $132.4 million and had consumed cash from operations of $84.5 million. We expect negative cash flow from operations to continue for at least the next two years, due to our need to continue or expand development programs, to commercialize products once regulatory approvals have been obtained, if any, and to settle our financial obligations to PDI in connection with the settlement agreement that we recently signed in April 2005 (see Note 11 to the Condensed Consolidated Financial Statements).  We estimate that our existing cash balances, including the funds we received in May 2005 from the private placement transaction (see Note 11 to the Condensed Consolidated Financial Statements) will be sufficient to meet our capital and operating requirements through early 2006.

These factors raise substantial doubt about our ability to continue as a going concern. Our plans with regard to these matters include raising additional required funds through one or more of the following options: making further Kingsbridge SSO draw downs, seeking partnerships with other pharmaceutical companies to co-develop and fund our research and development efforts, sale of all rights to Fortigel product, pursuing additional out-licensing arrangements with third parties, re-licensing and monetizing in the near term our future milestone and royalty payments expected from existing licensees and seeking equity or debt financing. In addition, we will continue to implement further cost reduction programs and reduce discretionary spending, if necessary, to meet our obligations as they become due for the foreseeable future.

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

Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims, oppositions and appeals, the timing and level of grant funding to support Biosyn’s clinical programs and operations and our ability to establish new collaborative arrangements.

As described in Note 11 to the Condensed Consolidated Financial Statements, we may receive a letter from the Nasdaq Stock Market notifying us of the intent to remove the common stock from listing on the Nasdaq Stock Market.  If we receive such a letter, we intend to appeal to a Listing Qualification Panel or transfer to the Nasdaq Small Cap Market as long as we comply with the Nasdaq Small Cap Market’s continued listing requirements, which require, among other things, (i) that our stock price equals or exceeds $1.00 and (ii) that either the aggregate market value of our common stock exceeds $35 million or our stockholder equity exceeds $2.5 million.  Our common stock would remain listed on the Nasdaq National Market during the pendency of our appeal to the Listing Qualifications Panel or review of a listing application for the Nasdaq SmallCap Market.  We cannot estimate with certainty how long this process would take or what the eventual outcome would be.  However, our management currently believes that we would be able to satisfy the requirements for listing on the Nasdaq SmallCap Market, although there can be no assurances that this will be the case.  If we are unable to meet the requirements for continued listing with the Nasdaq National Market, it could reduce the liquidity of our common stock, cause certain investors not to trade in our common stock, and result in a lower stock price.  This could also make it more difficult for us to raise required funds through equity financing transactions and could otherwise have an adverse impact on our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  No changes in those policies and estimates have occurred during the three months ended March 31, 2005.

Factors That May Affect Future Operating Results

Risks Relating to Our Business

We are subject to regulation by regulatory authorities including the FDA, which could delay or prevent marketing of our products. Unexpected regulatory outcomes could adversely affect our business and stock price.

Cellegy’s prescription product candidates, and our ongoing research and clinical activities such as those relating to our product candidates, including Savvy™, Cellegesic™, Fortigel and Tostrelle®, are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. Before we obtain regulatory approval for the commercial sale of our potential drug products, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. The timing of NDA submissions, the outcome of reviews by the FDA and the initiation and completion of other clinical trials are subject to uncertainty, change and unforeseen delays. Under the Prescription Drug User Fee Act, or PDUFA, the FDA establishes a target date to complete its review of an NDA. Although the FDA attempts to respond by the relevant PDUFA date to companies that file NDAs, there is no obligation on the FDA’s part to do so. In addition, extensive current pre-clinical and clinical testing requirements and the current regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities, or new government regulations, could prevent or delay regulatory approval of Cellegy’s products.

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

One or more of our ongoing or planned clinical trials could be delayed, or the FDA could issue a Not Approvable letter with respect to our current or future product candidates, as it did with our Fortigel product NDA in July 2003 and our Cellegesic product NDA in December 2004. Such actions could result in further clinical trials or necessitate other time consuming or costly actions to satisfy regulatory requirements. For example, in January 2004, Cellegy reported positive results from its confirmatory Phase 3 study using Cellegesic product for the treatment of chronic anal fissure pain, and we submitted an NDA to the FDA in June 2004. The Cellegesic product trial was conducted in accordance with a Special Protocol Assessment, or SPA, agreed to with the FDA. In December 2004, the FDA concluded that the trial data did not satisfy the standards specified in the SPA and did not grant marketing approval for our Cellegesic product. In April 2005, Cellegy submitted a written response containing new analyses of data from its three Cellegesic product Phase 3 trials.  On

May 5, 2005, Cellegy received a letter from the FDA indicating that the FDA is reviewing Cellegy’s amended NDA for the Cellegesic product.  We expect the agency to respond by June 15, 2005.  There is no assurance that an approval will be obtained from the FDA.

There is a special protocol assessment agreement with the FDA regarding requirements for an additional Phase 3 Fortigel product clinical trial. There can be no guarantee that this Phase 3 trial will be successful.  The FDA may also decide to have an Advisory Panel review the submission of our product candidates with an uncertain outcome of such panel’s recommendation, or take other actions having the effect of delaying or preventing commercial introduction of our products. The FDA or other regulatory agencies could impose requirements on future trials that could delay the regulatory approval process for our products. Similarly, there are risks and uncertainties associated with our female clinical trial programs for Tostrelle and Savvy products in that sufficient resources for clinical development of these product candidates may not be available or one or both drugs may not prove to be safe and effective by standards established by worldwide regulatory authorities. There can be no assurance that the FDA, or other regulatory agencies, will find any of our trial data or other sections of our regulatory submissions sufficient to approve any of our product candidates for marketing in the United States or in other overseas markets.

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

•       the timely completion of protocol approval and obtaining informed consent from subjects;

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

Due to our reliance on contract research organizations or other third parties to assist us in conducting clinical trials, we are unable to directly control all aspects of our clinical trials.

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

We have incurred losses since our inception and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Our accumulated deficit as of March 31, 2005, was approximately $132.4 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses through at least 2006. We plan to devote significant resources to pre-clinical studies, clinical trials, administrative, marketing, sales and patent activities. Accordingly, without substantial revenues from new corporate collaborations, royalties on product sales or other revenue sources, we expect to incur substantial operating losses in the foreseeable future as our potential products move through development and as we continue to invest in research and clinical trials. As a result of our continuing losses, we may exhaust our resources and may be unable to complete the development of our products, and our accumulated deficit will continue to increase as we continue to incur losses. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. The amount of future net losses, and the time required to reach profitability, are both highly uncertain. To achieve sustained profitable operations, we must, among other things, successfully discover, develop, and obtain regulatory approvals for and market pharmaceutical products. We cannot assure you that we will ever be able to achieve or sustain profitability.  We estimate that our existing cash balances, including the funds we received in May 2005 from private investors (see Note 11 to the Consolidated Condensed Financial Statements) will be sufficient to meet our capital and operating requirements through early 2006.

We have received a “going concern” opinion from our independent auditors, which may negatively impact our business.

The audit opinion from our independent auditors regarding Cellegy’s consolidated financial statements for the year ended December 31, 2004, included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. We have incurred losses from operations since inception and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect our ability to develop or market products.

Throughout our history, we have consumed substantial amounts of cash. Our cash needs may increase during the second half of 2005 in order to fund the additional expenses required to continue our development and administrative programs, and to fund future payments in support of Biosyn’s operations to the extent these are not covered by various government and non-government organizations. In addition, one or more such organizations could withdraw, reduce the extent of, delay or terminate their funding commitments. Cellegy has no current source of significant ongoing revenues or capital beyond existing cash, certain product sales of Rectogesic and Tostrex products and skin care moisturizers, grant funding supporting Biosyn’s pre-clinical trials and clinical testing and access to funding through the Kingsbridge SSO.

The amount of cash required to fund future expenditures and capital requirements will depend on numerous factors including, without limitation:

•        requirements in support of our development programs;

•        progress and results of pre-clinical and clinical testing;

•        time and costs involved in obtaining regulatory approvals, including the cost of complying with additional FDA information and/or clinical trial requirements to obtain marketing approval of our Fortigel, Tostrelle, Savvy and Cellegesic product candidates;

•        the commercial success of our products that are approved or may be approved for marketing by the United States or foreign regulatory authorities;

•        the costs of filing, prosecuting, defending and enforcing patent claims, oppositions and appeals, and our other intellectual property rights;

•        our ability to establish new collaborative arrangements;

•        the validation of a second contract manufacturing site; and

•        the extent of expenses required to support Biosyn operations that are not covered by government and non-government grants.

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

Cellegy believes that available cash resources and interest earned thereon together with the available funding from the Kingsbridge SSO, will be adequate to satisfy our capital needs through at least early 2006 although failure to obtain additional funds as described above may affect the timing of development, clinical trials or commercialization activities relating to certain products.

The type and scope of patent coverage we have may limit the commercial success of our products.

Cellegy’s success depends, in part, on our ability to obtain patent protection for our products and methods, both in the United States and in other countries. Several of Cellegy’s products and product candidates, such as Cellegesic, Fortigel and Tostrelle, are based on existing molecules with a history of use in humans but which are being developed by us for new therapeutic uses or in novel delivery systems which enhance therapeutic utility. We cannot obtain composition patent claims on the compounds themselves, and will instead need to rely on patent claims, if any, directed to use of the compound to treat certain conditions or to specific formulations. This is the case, for example, with our United States patents relating to Cellegesic and Fortigel products. Such method-of-use patents may provide less protection than a composition-of-matter patent, because of the possibility of “off-label” use of the composition. Cellegy may not be able to prevent a competitor from using a different formulation or compound for a different purpose.

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

Cellegy is seeking to enter into agreements with corporate partners regarding commercialization of our lead product candidates. Cellegy currently has a limited number of agreements with third parties to commercialize our product candidates. In July 2004, Cellegy and ProStrakan Group Limited entered into an exclusive license agreement for the future commercialization of Tostrex product in Europe and in December these parties also entered into an exclusive license agreement for commercialization of Rectogesic product in Europe. However, Cellegy may not be able to establish other collaborative arrangements and we may not have the resources or the experience to successfully commercialize any such products on our own. Failure to enter into other arrangements could prevent, delay or otherwise jeopardize our ability to develop and market products in the United States and in markets outside of North America, reducing our revenues and profitability.

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

Recent studies of female hormone replacement therapy products have reported an increase in certain health risks with long-term use. As a result of such studies, some companies that sell or develop female hormone replacement products have experienced decreased sales of these products, and in some cases, a decline in the value of their stock. Publications have, from time to time, suggested potential risks associated with testosterone replacement therapy, or TRT. Potential health risks were described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. It is possible that further studies on the effects of TRT could demonstrate other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact the development and successful commercialization of our Fortigel, Tostrex and Tostrelle product candidates. In addition, in a recent meeting with the FDA, the FDA informed Cellegy that specific guidelines regarding the long-term safety of testosterone for the treatment of female sexual dysfunction are under internal discussion by the Division of Reproductive and Urologic Drug Products. Cellegy is awaiting these guidelines before embarking on a Phase 3 program. If the new FDA guidelines prove to be too onerous or too costly to implement, the Phase 3 program may be significantly delayed or we may decide not to pursue further development of Tostrelle product. The above factors could adversely affect investor attitudes and the price of our common stock.

We have very limited staffing and will continue to be dependent upon key personnel.

Our success is dependent upon the efforts of a small management team and staff. We have compensation or employment arrangements and a severance/retention plan in place with all of our executive officers, but none of our executive officers is legally bound to remain employed for any specific term. Our key personnel include Richard C. Williams, our Chairman and Interim Chief Executive Officer, and Anne-Marie Corner, Senior Vice President, Women’s Preventive Health. Mr. Williams has a written arrangement describing his compensation and we have a written employment agreement with Ms. Corner. Either Cellegy or the officer may terminate either arrangement at any time upon notice. We do not have key man life insurance policies covering any of our executive officers or key employees. If key individuals leave Cellegy, we could be adversely affected if suitable replacement personnel are not quickly recruited. There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the development and growth of our business. Our future success depends upon our ability to continue to attract and retain qualified scientific, clinical and administrative personnel.

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

The pharmaceutical industry is subject to rapid and significant technological change. In the development and marketing of prescription drugs, Cellegy faces intense competition. Cellegy is much smaller in terms of size and resources than many of its competitors in the United States and abroad, which include, among others, major pharmaceutical, chemical, consumer product, specialty pharmaceutical and biotechnology companies, universities and other research institutions. Cellegy’s competitors may succeed in developing technologies and products that are safer and more effective than any that we are developing and could render Cellegy’s technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, clinical production and marketing capabilities and regulatory experience. In addition, Cellegy’s products are subject to competition from existing products. For example, Cellegy’s Fortigel product, if ever commercialized in the United States, is expected to compete with several products, including two currently marketed testosterone gel products sold by Unimed/Solvay and Auxilium Pharmaceuticals, a transdermal patch product sold by Watson Pharmaceuticals, a Buccal tablet from Columbia Laboratories and potential generic products which may be introduced before or after Fortigel product is commercialized.

Cellegesic product, if ever commercialized, is expected to compete with over-the-counter products, such as Preparation H marketed by Wyeth, and various prescription products. As a result, we cannot assure you that Cellegy’s products under development may be able to compete successfully with existing products or with innovative products under development by other organizations.

The Savvy product is subject to competition from other microbicides that are currently undergoing clinical trials and which may be sold by prescription or over the counter, as well as non-microbicide products such as condoms. Additionally, if a vaccine for HIV/AIDS is successfully developed and made available, this could limit the potential market for Savvy and Biosyn’s other products. As a result, Biosyn’s products under development may not be able to compete successfully with existing products or other innovative products under development.

We are subject to the risk of product liability lawsuits.

The testing, marketing and sale of human health care products entails an inherent risk of allegations of product liability. We are subject to the risk that substantial product liability claims could be asserted against us in the future. Cellegy has obtained insurance coverage relating to our clinical trials in an aggregate amount of $5.0 million and an aggregate amount of $7 million relating to the clinical trials relating to products acquired from Biosyn. If any of our product candidates are approved for marketing, we may seek additional coverage. There can be no assurance that Cellegy will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities. Moreover, our current and future coverage may not be adequate to protect us from all of the liabilities that we may incur. If losses from product liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources. In addition, a product liability action against us would be expensive and time-consuming to defend, even if we ultimately prevailed. If we are required to pay a product liability claim, we may not have sufficient financial resources and our business and results of operations may be harmed.

Risks Relating to Our Stock

Our stock price could be volatile.

Our stock price has from time to time experienced significant price and volume fluctuations. Since becoming a public company, our stock price has fluctuated in conjunction with the Nasdaq National Market generally and sometimes on matters more specific to Cellegy, such as an announcement of clinical trial or regulatory results or other corporate developments. For example, our high and low closing stock prices for the last three years have been as follows:  2002, high of $8.80 and low of $1.50; 2003, high of $5.60 and low of $2.25; 2004, high of $6.74 and low of $2.69; and 2005 through April, 2005, high of $3.05 and low of $1.29. Events or announcements that could significantly impact our stock price include:

•        Regulatory developments relating to our products, as recently experienced with the Not Approvable letter from the FDA relating to Cellegesic product;

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

•        Other potentially negative financial announcements such as review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

The Kingsbridge SSO financing arrangement may have a dilutive impact on our stockholders. The SSO arrangement imposes certain limitations on our ability to issue equity or equity-linked securities.

There are 4,000,000 shares of our common stock that are reserved for issuance under the structured secondary offering facility arrangement, or Kingsbridge SSO, that we entered into in January 2004 with Kingsbridge Capital Limited, or Kingsbridge, 260,000 shares of which are related to a warrant that we issued to Kingsbridge. In certain circumstances where the registration statement covering those shares is not effective or available to Kingsbridge, additional shares may be issuable to Kingsbridge under the agreement. Such circumstances could include, for example, suspending Kingsbridge’s ability to sell shares pursuant to the registration statement because of the existence of material undisclosed developments relating to Cellegy. If within 15 trading days following any settlement date on which Cellegy issues shares under the Kingsbridge SSO, Cellegy suspends Kingsbridge’s ability to sell shares by delivering a notice to Kingsbridge, referred to as a blackout notice, then if the volume weighted average market price of our common stock, or the VWAP, is higher on the trading day immediately before the blackout notice is delivered than it is on the first trading date after the blackout trading period is lifted, Cellegy is obligated to pay to Kingsbridge an amount based on a percentage, ranging from 75% to 25% depending on when the blackout notice is delivered, of the difference between the two VWAP prices multiplied by the number of shares purchased by Kingsbridge under the most recent draw down and held by Kingsbridge immediately before the suspension was imposed. Cellegy may, in its discretion, pay this amount either in cash or in shares, the value of which is based on the market price of the common stock on the first trading date after the registration statement became available again. In addition, if we fail to issue and sell common stock to Kingsbridge pursuant to drawdowns at least equal to $2.66 million under the Kingsbridge SSO during the term of the agreement, then we have agreed to pay approximately $266,000 to Kingsbridge. The issuance of shares under the Kingsbridge SSO at a discount to the market price of the common stock, and upon exercise of the warrant, will have a dilutive impact on other stockholders, and the issuance or even potential issuance of such shares, if any, could have a negative effect on the market price of our common stock. If we sell stock to Kingsbridge when our share price is decreasing, such issuance will have a more dilutive effect and may further decrease our stock price. A decrease in our stock price or other consequences of issuing shares under the Kingsbridge SSO could potentially cause us not to satisfy one or more requirements for the continued listing of our common stock on the Nasdaq National Market, or could impair or prevent our ability to obtain additional required financing, resulting in a damaged capital structure.

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

We may not be able to maintain our listed status with the Nasdaq National Market.

Cellegy’s common stock is currently listed on the Nasdaq National Market. As Cellegy previously disclosed in its annual report on Form 10-K for the year ended December 31, 2004, and in certain other previous filings with the Securities and Exchange Commission, the continued listing of Cellegy’s common stock on The Nasdaq Stock Market depends on the company’s ability to satisfy one or more of Nasdaq’s continued listing criteria, and if the aggregate market value of the common stock falls below $50.0 million for a sustained period of time, our common stock may not be able to continue listing with the Nasdaq National Market.

On April 13, 2005, Cellegy received a letter (the “Letter”) from The Nasdaq Stock Market notifying Cellegy that for ten consecutive trading days prior to the date of the Letter, the market value of the common stock had been below the minimum price that would result in an aggregate market value of the common stock of at least $50.0 million as required for continued inclusion on the Nasdaq National Market by Marketplace Rule 4450(b)(1)(A).  In the Letter, Nasdaq also notified Cellegy that it did not currently satisfy standards for continued listing under Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50.0 million each for the most recently completed fiscal year or two of the last three most recently completed fiscal years. If, at any time before May 13, 2005, the aggregate market value of Cellegy’s common stock is $50.0 million or more for a minimum of ten consecutive business days, the Nasdaq staff will determine if Cellegy complies with Marketplace Rule 4450(b)(1)(A).  Based upon 26,145,470 shares outstanding on April 30, 2005, Cellegy’s stock price would have to equal or exceed approximately $1.92 for a minimum of ten consecutive business days to regain compliance.  The closing prices of the common stock exceeded that price for most days between the date of the letter and May 13, 2005, but not for ten consecutive trading days.  Accordingly, we may receive a letter from Nasdaq notifying us of the intent to remove the common stock from listing on the Nasdaq Stock Market.  If we receive such a letter, we intend to prepare an appeal to a Nasdaq Stock Market Listing Qualifications Panel or apply to have the common stock listed on the Nasdaq SmallCap Market, and the common stock will remain listed on the Nasdaq National Market during the pendency of our appeal or transfer of listing.  We cannot estimate with certainty how long this process would take or its eventual outcome. If the appeal is not successful, we intend to transfer its listing to the Nasdaq Small Cap Market as long as we comply with the Nasdaq Small Cap Market’s continued listing requirements, which include, among others, that: (i) Cellegy’s stock price equals or exceeds $1.00, and (ii) that either the aggregate market value of Cellegy’s common stock exceeds $35.0 million or Cellegy’s stockholder equity exceeds $2.5 million.

Cellegy currently believes that it would be able to satisfy the requirements for listing on the Nasdaq SmallCap Market, although there can be no assurance that this will be the case.  If the common stock is not eligible for listing on the Nasdaq SmallCap Market, Cellegy expects that its common stock will be eligible for trading on the OTC Bulletin Board.  In order to have Cellegy’s common stock regain its listing on the Nasdaq National Market, Cellegy would have to satisfy the requirements for initial listing, which are higher than the requirements for continued listing.

If Cellegy is unable to meet the requirements for continued listing with the Nasdaq National Market, it could reduce the liquidity of its common stock, cause certain investors not to trade in Cellegy’s common stock, and result in a lower stock price.  This could also make it more difficult for Cellegy to raise required funds through equity financing transactions and could otherwise have an adverse impact on Cellegy’s business, financial condition and results of operations.

Future sales of shares of our common stock may negatively affect our stock price.

As a result of our acquisition of Biosyn, we issued approximately 2,462,000 shares and assumed options and warrants to purchase 318,504 shares of our common stock. In addition, from 2002 through December 31, 2004 we have issued 5,466,399 shares of our common stock in private placement transactions and through the Kingsbridge SSO. A substantial portion of these shares is held by a relatively small number of stockholders. Sales of a significant number of the above shares into the public markets, particularly in light of our relatively small trading volume, may negatively affect our stock price. Additionally, as of March 31, 2005, we also have outstanding warrants and vested stock options that can be exercised by the holders to acquire up to approximately 4,719,446 shares of our common stock. The exercise of these options or warrants could result in significant dilution to our stockholders at the time of exercise.

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

For Cellegy, stock options are a significant component of compensation for existing employees and to attract new employees. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. The Financial Accounting Standards Board has issued a new accounting standard requiring recording of expense for the fair value of stock options granted. During 2006, when we change our accounting policy to record expense for the fair value of stock options granted our net loss will increase. We intend to continue to include various forms of equity in our compensation plans, such as stock options and other forms of equity compensation allowed under our plans. If we continue our reliance on stock options, our reported losses could increase.

Item 3.                                   Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. All of our securities owned as of March 31, 2005 were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant.

As of March 31, 2005, our investment portfolio consisted of approximately $3.2 million in money market funds. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be affected.

We are incurring market risk associated with the issuance of warrants to Kingsbridge to purchase 260,000 shares of our common stock. We will continue to calculate the fair value at the end of each quarter and record the difference to other income or expense until the warrants are exercised. We are incurring risk associated with increases or decreases in the market price of our common stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to the income statement in future quarters. For example, if our stock price increases by 20% during the second quarter of 2005 from its March 31, 2004 value, and all other inputs into the Black-Scholes model remained constant, we would record approximately $35,000 of other expense for the quarter ended June 30, 2005. If our stock price decreased by 20% from its value for the same periods, we would record approximately the same amount as other income.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.                                   Legal Proceedings

In December 2002, Cellegy entered into an exclusive license agreement with PDI, Inc., or PDI, to commercialize our Fortigel product in North American markets. Under the terms of the agreement, PDI’s Pharmaceutical Products Group is responsible for the marketing and sale of our Fortigel product, if approved, utilizing its existing sales and marketing infrastructure. Cellegy received a payment of $15.0 million upon signing the agreement and was entitled to receive a milestone payment on FDA approval and royalties following a successful product launch. Cellegy was responsible for supplying finished product to PDI through Cellegy’s contract manufacturer. In July 2003, the FDA issued a Not Approvable letter for the Company’s our Fortigel product NDA. In October 2003, Cellegy announced that it received a mediation notice from PDI. The dispute resolution provisions of the license agreement required non-binding mediation before either party may initiate further legal proceedings.

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

In December 2003, Cellegy and PDI both initiated legal proceedings against each other relating to the agreement. Cellegy filed a declaratory judgment action in federal district court in San Francisco against PDI, and PDI initiated an action in federal district court in New York against Cellegy. In its action, Cellegy sought, among other things, a declaration that it has fully complied with the license agreement and that PDI’s claims were without merit.

In April 2005, Cellegy and PDI reached a settlement of the lawsuit filed against each other in connection with the licensing agreement entered into by both parties in December 2002.  Under the terms of the settlement agreement, both parties agreed to immediately terminate the licensing agreement, with all rights to our Fortigel product reverting to Cellegy. The Company will refund $8.5 million of the $15 million upfront payment by making a cash payment of $2.0 million upon execution of the settlement agreement, the execution of a $3.0 million non-interest bearing promissory note payable over 18 months by the Company to PDI and secured by security interest in certain collaterals, and the issuance of a $3.5 million non-negotiable convertible senior note to PDI.

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

CELLEGY PHARMACEUTICALS, INC.

Date: May 16, 2005	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Date: May 16, 2005	/s/ Robert J. Caso
Robert J. Caso
Vice President, Finance and Chief Financial Officer