Form 10-Q
period 2005-06-30
CELLEGY PHARMACEUTICALS INC
filed 2005-08-15
CIK 887247

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock at August 1, 2005 was 29,831,625.

CELLEGY PHARMACEUTICALS, INC.

PART I   -   FINANCIAL INFORMATION

Item 1. Financial Statements

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(Amounts in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$4,145	$8,705
Accounts receivable	989	886
Prepaid expenses and other current assets	775	282
Total current assets	5,909	9,873
Restricted cash	—	227
Property and equipment, net	999	1,953
Goodwill	1,024	1,031
Intangible assets	530	779
Total assets	$8,462	$13,863

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,416	$1,692
Accrued expenses and other current liabilities	1,629	2,725
Current portion of deferred revenue	164	1,196
Total current liabilities	3,209	5,613
Other long-term liability	94	527
Notes payable	4,872	190
Derivative instruments	719	411
Deferred revenue	1,302	13,865
Total liabilities	10,196	20,606

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Common stock	3	2
Additional paid-in capital	125,530	120,254
Accumulated other comprehensive income	287	304
Deficit accumulated during the development stage	(127,554)	(127,303)
Total stockholders’ deficit	(1,734)	(6,743)
Total liabilities and stockholders’ deficit	$8,462	$13,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc

(a development stage company)

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

					Period from
					June 26, 1989
					(inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2005	2004	2005	2004	2005

Revenues:
Licensing and contract revenue from affiliates	$—	$—	$—	$—	$1,145
Licensing, milestone and development funding	6,519	208	6,759	416	9,988
Grants	955	—	2,168	1	3,743
Product sales	275	222	428	351	7,043
Total revenues	7,749	430	9,355	768	21,919
Costs and expenses:
Cost of product sales	62	56	83	76	1,738
Research and development	2,284	2,189	5,061	4,347	86,835
Selling, general and administrative	456	1,022	4,474	2,427	42,835
Acquired in-process technology	—	—	—	—	22,332
Total costs and expenses	2,802	3,267	9,618	6,850	153,740
Operating loss	4,947	(2,837)	(263)	(6,082)	(131,821)
Interest and other income	23	46	110	140	6,955
Interest and other expense	(241)	—	(261)	—	(1,794)
Derivative revaluation	106	83	163	176	554
Net income (loss)	4,835	(2,708)	(251)	(5,766)	(126,106)
Non-cash preferred dividends	—	—	—	—	(1,448)
Net income (loss) applicable to common stockholders	$4,835	$(2,708)	$(251)	$(5,766)	$(127,554)
Net income (loss) per common share:
Basic	$0.17	$(0.13)	$(0.01)	$(0.29)
Diluted	$0.16	$(0.13)	$(0.01)	$(0.29)

Weighted average number of common shares used in per share calculations:
Basic	28,135	20,123	27,141	20,105
Diluted	30,103	20,123	27,141	20,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

			Period from
			June 26, 1989 (inception) to
	Six Months Ended June 30,		June 30,
	2005	2004	2005

Operating activities
Net loss	$(251)	$(5,766)	$(126,106)
Other operating activities	(10,216)	(237)	36,157
Net cash used in operating activities	(10,467)	(6,003)	(89,949)

Investing activities
Purchases of property and equipment	(70)	(5)	(5,474)
Purchases of investments	—	—	(98,910)
Sales and maturities of investments	—	1,491	98,815
Proceeds from sale of property and equipment	—	—	238
Acquisitions, net of cash acquired	—	—	(816)
Net cash provided by (used in) investing activities	(70)	1,486	(6,147)

Financing activities
Proceeds from notes payable	—	—	8,047
Repayment of notes payable	—	—	(6,611)
Proceeds from restricted cash	228	—	614
Other assets	—	—	(614)
Net proceeds from issuance of common stock and warrants	5,747	423	86,842
Issuance of convertible preferred stock, net of issuance costs	—	—	11,758
Deferred financing cost	—	—	(80)
Net cash provided by financing activities	5,975	423	99,956
Effect of exchange rate changes on cash	2	(115)	285
Net (decrease) increase in cash and cash equivalents	(4,560)	(4,209)	4,145
Cash and cash equivalents, beginning of period	8,705	7,650	—
Cash and cash equivalents, end of period	$4,145	$3,441	$4,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

			Period from
			June 26, 1989 (inception) to
	Six Months Ended June 30,		June 30,
	2005	2004	2005

Supplemental cash flow information:
Interest paid	$—	$—	$640
Supplemental disclosure of non-cash transactions
Issuance of common stock in connection with acquired-in-process technology	—	—	7,350
Conversion of preferred stock to common stock	—	—	14,715
Issuance of common stock for notes payable	—	—	277
Issuance of warrants in connection with equity financings	471	801	2,553
Issuance of warrants in connection with notes payable financing	—	—	487
Issuance of convertible preferred stock for notes payable	—	—	1,268
Issuance of common stock for milestone payments	—	—	1,500
Fair value of assets acquired net of liabilities assumed for Biosyn acquisition	—	—	11,856
Interest expense amortization for long-term obligations	204	—	204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Cellegy’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  At June 30, 2005, the Company had a deficit accumulated during the development stage of $127.6 million and recurring, negative cash flows from operations. The Company expects negative cash flow from operations to continue for at least the next two years, with the need to continue or expand development programs and to commercialize products once regulatory approvals have been obtained.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On May 12, 2005 Cellegy raised $5.7 million in net proceeds in a private placement of its common stock and warrants to a combination of exisiting and new individual and institutional investors  (See Note 11 for specific terms).

Management is presently considering financing through one ore more of these options to fund its operations through 2006.  These options include, but are not limited to: further Kingsbridge Capital Limited Structured Secondary Offering (SSO) draw downs, seeking partnerships with other pharmaceutical companies to co-develop and fund research and development efforts, pursue additional out-licensing arrangements with third parties, and re-licensing and monetizing near term future milestone and royalty payments expected from existing licensees and seeking equity or debt financing.  In addition, the Company will continue to implement further cost reduction programs. There is no assurance that any of the above options will be implemented on a timely basis.  Alternatively, Cellegy may be required to accept less than favorable commercial terms in any such future arrangements.

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

Note 2.   -   Biosyn Acquisition

On October 22, 2004, Cellegy completed its acquisition of Biosyn, Inc., developer of a contraceptive gel product for the prevention of transmission of HIV/AIDS in women.  Under the terms of the acquisition, 12,000 preferred shares and 5,031,267 shares of Biosyn common stock outstanding at the closing of the acquisition were exchanged for approximately 2,462,000 shares of Cellegy’s common stock. In addition, outstanding Biosyn stock options and warrants were assumed by Cellegy and converted into options and warrants to purchase 318,504 shares of Cellegy common stock. The assumed options to acquire Cellegy common stock are fully vested and exercisable.

The Company has prepared unaudited pro forma financial information showing revenues and net loss for the combined entity for the three and six months ended June 30, 2004, as if the acquisition had occurred as of January 1, 2004. The following unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the date presented and should not be taken as representative of the future consolidated results of operations or financial condition of the Company (in thousands, except per share data).

	June 30, 2004
	Three Months	Six Months
Revenues	$1,539	$2,946
Net loss	$(3,767)	$(7,166)
Basic and diluted net loss per common share	$(0.17)	$(0.32)

Note 3.   -   Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ deficit except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation (“FCT”) adjustments represent the only components of comprehensive income that are excluded from the Company’s net income (loss).  Total comprehensive income (loss) during the three and six months ended June 30, 2005 and 2004 consisted of (in thousands):

Note 3- Calculation of Comprehensive Loss  ($000)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$4,835	$(2,708)	$(251)	$(5,766)
Change in FCT adjustments	(18)	(116)	(17)	(115)
Change in unrealized gain (loss)	—	(1)	—	(1)
Comprehensive income (loss)	$4,817	$(2,825)	$(268)	$(5,882)

Note 4.   -   Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share for the second quarter and six months ended June 30, 2005 attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the three-month and six-month periods. Diluted net income per common share for the quarter ended June 30, 2005 is calculated by adjusting the numerator to exclude from net income the effect of interest accretion relating to the $3.5 million convertible note issued to PDI, and including in the denominator the total of both the weighted average number of common shares and outstanding stock options that are in the money as of the end of the period, and the equivalent common shares relating to the PDI convertible note.  Net loss per share attributable to common stockholders should give effect to the dilutive effect of potential issuances of common stock consisting of stock options, warrants, and convertible debt. However, all dilutive securities as well as stock options, warrants and potential shares from convertible debt have been excluded from the diluted net loss per share computations during the three and six months ended June 30, 2005 and June 30, 2004 as they have an antidilutive effect due to our net loss.

A reconciliation of shares used in the calculation is as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:

Net income (loss) available to common stockholders - Basic	$4,835	$(2,708)	$(251)	$(5,766)
Add: Interest on convertible notes	74	—	—	—
Net income (loss) available to common stockholders - Diluted	$4,909	$(2,708)	$(251)	$(5,766)

Denominator:

Weighted-average number of common shares outstanding used in computing basic net income per share	28,135	20,123	27,141	20,105
Dilutive stock options	80	—	—	—
Shares relating to convertible notes	1,888	—	—	—

Total weighted-average share number of shares used in computing diluted net income per share	30,103	20,123	27,141	20,105

The following outstanding stock options and warrants during the three and six months ended June 30, 2005 and June 30, 2004 were excluded in the calculation of diluted net income (loss) per common share as they had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options	197	(60)	4,494	4,195
Warrants	1,429	260	2,375	260
PDI convertible note	—	—	2,121	—
Total number of shares excluded	1,626	200	8,990	4,455

Note 5.   –   Stock-Based Compensation

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

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s pro forma net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$4,835	$(2,708)	$(251)	$(5,766)
Add: Stock-based employee compensation costs included in the reported net income (loss)	—	—	—	70
Deduct: Stock-based employee compensation costs determined under the fair value method	(99)	(234)	(266)	(526)
Net income (loss), pro forma	$4,736	$(2,942)	$(517)	$(6,222)

Basic net income (loss) per share:
As reported	$0.17	$(0.13)	$(0.01)	$(0.29)
Pro forma	$0.17	$(0.15)	$(0.02)	$(0.31)

Diluted net income (loss) per share:
As reported	$0.16	$(0.13)	$(0.01)	$(0.29)
Pro forma	$0.16	$(0.15)	$(0.02)	$(0.31)

The Company values its options on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.0%	3.7%	4.0%	3.7%
Dividend yield	0%	0%	0%	0%
Volatility	0.81	0.86	0.81	0.86
Expected life of options in years	4.3	4.5	4.3	4.5

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

All revenues during the three months and six months ended June 30, 2005 of $7,749,000 and $9,355,000, respectively, were derived from the Company’s pharmaceutical segment. Current pharmaceutical revenues consist primarily of Rectogesic® product sales in Australia, New Zealand, Singapore, United Kingdom and South Korea, as well as PDI license revenue relating to the Fortigel™ product and the ProStrakan license revenues for Rectogesic and Tostrex® products.

The Company did not record any revenues for its skin care product during the six months ended June 30, 2005.  The product is normally sold to one customer, Gryphon Development, Inc., which sells it exclusively in the United States through a major specialty retailer.

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

The following table contains information regarding revenues and loss from operating each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Pharmaceuticals	$7,749	$338	$9,355	$676
Skin care	—	92	—	92
	$7, 749	$430	$9,355	$768
Operating income (loss):
Pharmaceuticals	$4,947	$(2,897)	$(263)	$(6,142)
Skin care	—	60	—	60
	$4,947	$(2,837)	$(263)	$(6,082)

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, and that a corresponding adjustment be made to the opening balance of the retained earnings for that period rather than being reported in the income statement. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This pronouncement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Note 8 ..   Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accruals for the following expenses and other current liabilities were made for the following expenses (in thousands):

	June 30, 2005	December 31, 2004

Clinical expenses	$309	$613
Legal fees	140	454
Bonuses and severance pay	627	508
Consulting fees	85	339
Other	468	811
Total	$1,629	$2,725

Note 9.   Deferred Revenue

The Company records upfront payments received from licensees as deferred revenue and amortize them to income over the life of the licensing agreement or the life of the product being licensed, whichever is longer.  At June 30, 2005 total current and long-term deferred revenue of $1,466,000 substantially includes the remaining unearned portion of the $1.5 million upfront licensing fees received from ProStrakan Group, Limited for the right to store, promote, sell and/or distribute the Company’s Tostrex and Rectogesic products.  Deferred revenue is significantly lower than its December 31, 2004 balance of $15.1 million due primarily to the settlement of PDI’s lawsuit in April 2005 (see Note 13).  The agreement between Cellegy and PDI resulted in $8.5 million payment to PDI in the form of cash and long-term promissory notes (see Note 10) and the recognition of the remaining $6.5 million to income.

Note 10.  Notes Payable

Notes payable at June 30, 2005 include two non-interest bearing notes issued in April 2005 by Cellegy to PDI pursuant to a lawsuit settlement signed by both parties in April 2005 (see Note 13 for specific terms), and the note issued by Biosyn to Ben Franklin Technology Center of Southeastern Pennsylvania (Ben Franklin) in October 1992 for funds provided by Ben Franklin for the development of a compound to prevent transmission of AIDS.  The notes have been recorded at their total net present value of $4.9 million.

The terms of the notes issued to PDI are as follows:

a.)   The $3.0 million secured promissory note has an outstanding balance of $2.9 million and a net present value of $2.4 million at June 30, 2005 and is payable in October 2006. There is no stated interest rate and no periodic payments are required.  Payment terms include payments to the extent of 50% of future funds to be received by Cellegy as licensing fees, royalties or milestone payments or similar payments from licensees of Cellegy’s Tostrex® (testosterone gel) and Rectogesic® (nitroglycerin ointment) products in territories outside of North America, 50% of licensing fees, royalties or milestone payments or similar payments from Fortigel licensees in North American markets, and 10% of proceeds received by Cellegy in excess of $5 million from financings.  These various payments will be made until the note is paid in full. However, no regular periodic payments are required. The note is subject to a default interest rate of 12%.  In May 2005, pursuant to the terms of this note, Cellegy paid $100,000 to PDI after raising $6.0 million in gross proceeds from the sale of common stock and warrants.

b.)   The $3.5 million non-negotiable senior convertible debenture stated at its net present value of $2.3 million has a maturity date of April 11, 2008, three years from the PDI settlement date of April 11, 2005. There is no stated interest rate and no periodic payments are required. Cellegy may redeem the note at anytime before the maturity date upon prior notice to PDI, at a redemption price equal to the principal amount. If Cellegy delivers such a redemption notice, PDI may convert the note into shares of Cellegy common stocks at a price of $1.65 per share. In addition, after the 18th month anniversary of the debenture, PDI may convert the note into Cellegy common stock at a price of $1.65 per share. If Cellegy does redeem the note within the first 18 months, then Cellegy has agreed to file a registration statement relating to the possible resale of any shares issued to PDI after 18 months; approximately 2.1 million shares would be issuable upon such conversion. As long as amounts are owed under the note, Cellegy has agreed not to incur or become responsible for any indebted ness that ranks contractually senior or pari passu in right of payment to amounts outstanding under the note. Events of default under the senior note are generally similar to events of default under the secured note.

The net present value of the secured $3.0 million note will be recalculated based on its remaining principal whenever a payment is made by Cellegy.

The Ben Franklin note has a face value of $778,000 and net present value of $163,000 at June 30, 2005.  The note has no scheduled repayment term.  Payment is based on 3% of Biosyn’s revenues excluding other research and development grants.

At June 30, 2005, future minimum payments on the notes were payable as follows (in thousands):

2005	$—
2006	2,900
2007	—
2008	3,500
2009 and thereafter	778
Total payments	7,178
Less: Amount representing discount	(2,306)
Net present value of notes at June 30, 2005	$4,872

Note 11.  Equity Financing

On May 12, 2005, Cellegy raised $6.0 million, or approximately $5.7 million after offering expenses, in a private placement of its common stock and warrants, to existing and new institutional and individual investors.  The transaction consisted of the sale of approximately 3,621,819 shares of common stock.  The Company also issued Class A Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.25 per share.  The Class A warrants can be called by the Company if the Company’s common stock trades for 20 consecutive days over $5.00. The Company also issued Class B Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.50 per share.  Class A and B Warrants can be called by the Company if the Company’s closing bid price of a share of Common Stock equals or exceeds $5.00 or $5.50, respectively, for any twenty (20) consecutive trading days commencing after the Registration Statement has been declared effective at a redemption price equal to $0.01 per share of common stock..  Three directors of Cellegy purchased a total of 50,000 shares in the offering at the closing market price of the common stock on the date of the transaction for $2.13 per share.  The directors did not receive any warrants. The purchase price for shares purchased by the non-director investors was $1.65 per share.  Pursuant to the transaction agreements, the Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on July 8, 2005, covering the possible resale of the shares from time to time in the future.

Note 12.  Derivative Instruments.

The warrants issued in connection with the May 12, 2005 equity financing are recorded as a liability due to their liquidating damages provisions. The estimated fair value of the warrants at date of issuance was approximately $471,000 calculated using the Black-Scholes model. The Company calculated the fair value of the Class A and B warrants at the exercise prices of $2.25 and $2.50, respectively, and calculated the fair value of the Company’s call option of $5.00 and $5.50, respectively. The difference between the fair value at exercise price and call price was recorded as a derivative liability on the issuance date. The factors used in the calculation were as follows:

Volatility	0.813
Contractual life	5.0 years
Risk free interest rate	3.79%
Dividend yield	0%
Closing stock price at May 12, 2005	$2.13

The warrants are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants recorded as derivative liability at June 30, 2005 and December 31, 2004 were as follows (in thousands):

	June 30, 2005	December 31, 2004

Kingsbridge warrants issued January 2004	$361	$411
Warrants issued May 2005	358	—
Total liability	$719	$411

The changes in the estimated fair value of the warrants have been recorded as other income and expense in the income statement. For the three and six months ended June 30, 2005, the Company recognized $106,000 and $163,000, respectively as other income from derivative revaluation.

Note 13.  Commitments and Contingencies

Legal Proceedings

The December 2002 original exclusive license agreement between the Company and PDI Inc. (“PDI”) related to commercialization of Fortigel product in North American marekts. Under the terms of the agreement, PDI was responsible for marketing and sale of Fortigel if regulatory authorities approved the product.  Cellegy received a non-refundable payment of $15.0 million upon signing the agreement and was entitled to receive a milestone payment upon FDA approval and royalties following a successful product launch.  However, in July 2003, the FDA issued a Not Approvable letter for Cellegy’s New Drug Application relating to Fortigel product. In December 2003, following earlier notices from PDI and mediation proceedings, Cellegy and PDI both initiated legal proceedings against each other relating to the agreement.  PDI asserted several claims relating to the agreement, including the assertion that Cellegy breached several provisions of the agreement and failed to disclose relevant facts.  PDI claimed several kinds of alleged damages, including return of the initial $15.0 million license fee that PDI paid to Cellegy when the agreement was signed.  Cellegy’s action sought, among other things, a declaration that it had fully complied with the license agreement and that PDI’s claims were without merit. The trial had been scheduled to begin in May 2005 but has now been cancelled as a result of the settlement.

On April 11, 2005, Cellegy entered into a settlement agreement with PDI resolving the lawsuits that the companies had filed against each other.  Under the terms of the settlement agreement, the license agreement was terminated and all product rights have reverted to Cellegy.  Cellegy paid $2.0 million to PDI upon signing the settlement agreement.  Cellegy also issued a $3.0 million promissory note to PDI, due in October 2006, and a $3.5 million non-negotiable senior convertible debenture (See Note 10 for specific terms). The settlement of the Company’s lawsuitwith PDI resulted in the recognition of the remaining $6.5 million in deferred revenue from PDI as license revenue during the quarter ended June 30, 2005.

Lease and Sublease Contracts Termination and Agreements

In March 2005, the Company entered into an agreement with VaxGen, Inc. (“VaxGen) to sublease a portion of VaxGen’s available space in Brisbane, California which now serves as the Company’s new headquarters. The initial lease payment is one dollar per month through February 28, 2006, increasing to $17,253 per month starting March 1, 2006. The Company may terminate the lease at any time upon giving VaxGen 10 days advance written notice. As a result of this agreement, the Company recorded the fair value of the rent as a deferred rent asset of $198,000 on March 31, 2005, which is being amortized monthly to rent expense through February 2006.  During the quarter ended June 30, 2005, the Company charged $60,000 to rent expense.

As a result of the move to its new office location in Brisbane, the Company wrote off $800,800 in net book value of all leasehold improvements at its former corporate headquarters facilities in South San Francisco, California. The Company also signed a sublease termination agreement in April  2005 with VaxGen at the previous location. The terms of the agreement included payment by VaxGen of $1,090,000 to Cellegy as a sublease termination fee less VaxGen’s rental deposit of $188,000 and Cellegy’s deposit of $10,000 for subleasing part of VaxGen’s vacant office space in Brisbane. The lease termination fee was recognized as a credit to selling, general and administrative expense during the quarter ended June 30, 2005.

In April 2005, the Company officially signed a lease termination agreement with the landlord of its former corporate headquarters facilities. As a result of this termination, the Company’s commitment for future lease payments has been significantly reduced. Its remaining lease commitment relates to its Biosyn subsidiary’s offices in Huntingdon Valley, Pennsylvania.  Future minimum lease payments at June 30, 2005 are as follows (in thousands):

Lease Commitments
2005	$91
2006	175
2007	176
2008	150
Total	$592

Note 14.  Subsequent Event

Listing with Nasdaq Stock Market

Cellegy previously disclosed in a Report on Form 8-K on July 11, 2005, that the Company received a letter (the “Letter”) from The Nasdaq Stock Market indicating that for ten consecutive trading days prior to the date of the Letter, the market value of the common stock had been below $50 million as required for continued inclusion on the Nasdaq National Market by Marketplace Rule 4450(b)(1)(A), and that Cellegy had until August 8, 2005 to regain compliance.  The Letter indicated that if, at any time before August 8, 2005, the aggregate market value of Cellegy’s common stock remained at $50 million or more for a minimum of ten consecutive business days, the Nasdaq staff would determine if Cellegy is in compliance with Marketplace Rule 4450(b)(1)(A).

The Company received a second letter from The Nasdaq Stock Market dated August 9, 2005 indicating that for ten consecutive trading days prior to August 8, 2005, the market value of the common stock had failed to remain at or above $50 million as required for continued inclusion on the Nasdaq National Market by Marketplace Rule 4450(b)(1)(A). Cellegy intends to appeal the Determination to a Nasdaq Stock Market Listing Qualifications Panel.  The common stock will remain listed on the Nasdaq National Market during its appeal.  Cellegy cannot estimate with certainty how long this process will take or its eventual outcome.

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

General

In January 2004, we entered into a Structured Secondary Offering (“SSO”) agreement with Kingsbridge Capital Limited. The agreement requires Kingsbridge to purchase up to 3.74 million shares of newly issued common stock at times and in amounts selected by us over a period of up to two years, subject to certain restrictions. We filed a registration statement with the Securities and Exchange Commission relating to shares assumable under the SSO, which was subsequently declared effective on June 1, 2004. The SSO does not prohibit us from conducting most kinds of additional debt or equity financings, including Private Investments in Public Equity, shelf offerings, secondary offerings or any other non-fixed or future priced securities. If our common stock falls below $1.25 per share, we will not be able to conduct drawdowns on the SSO. We completed two drawdowns in 2004, issuing a total of 246,399 common shares resulting in net proceeds of approximately $800,000.

In July 2004, Cellegy and ProStrakan Group Limited, or ProStrakan, entered into an exclusive license agreement for the future commercialization of Tostrex (testosterone gel) product in Europe. Under the terms of the agreement, ProStrakan will be responsible for regulatory filings, sales, marketing and distribution of Tostrex product throughout the European Union and in certain nearby non-EU countries. Cellegy will be responsible for supplying finished product to ProStrakan through Cellegy’s contract manufacturer. Assuming successful commercial launch, Cellegy could receive up to $5.75 million in milestone payments, including the $500,000 non-refundable upfront payment received in July 2004, and a royalty on net sales of Tostrex product. In addition, ProStrakan has granted a right of first negotiation to Cellegy for its orally delivered testosterone glucoside product, which is currently in Phase 1 clinical development.

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

On April 11, 2005, Cellegy entered into a settlement agreement with PDI resolving the lawsuits that the companies had filed against each other.  Under the terms of the settlement agreement, the license agreement was terminated and all product rights have reverted to Cellegy.  Cellegy paid $2.0 million to PDI upon signing the settlement agreement.  Cellegy also issued a $3.0 million promissory note to PDI and a $3.5 million non-negotiable senior convertible debenture (See Note 10 for a description of certain terms). The settlement of the Company’s lawsuit with PDI resulted in the recognition of the remaining $6.5 million in deferred revenue from PDI as license revenue during the quarter ended June 30, 2005.

In April 2005, the Company signed a lease termination agreement with its former landlord at its former headquarters offices in South San Francisco, California.  The Company had moved its headquarters in March 2005 to its new offices in Brisbane, California. The termination agreement released Cellegy from liability for all future lease payments under the original lease contract. The Company also signed a sublease termination agreement in April 2005 with VaxGen, Inc.  The terms of the agreement include payment by VaxGen of $1,090,000 to Cellegy as a lease termination fee which the Company received in April 2005, net of rental deposit of $188,000 refunded to VaxGen and deposit of $10,000 due from Cellegy under a new sublease contract.

In April 2005, the Company submitted a written response to the FDA containing new analyses of data from its Cellegesic Phase 3 trials. The FDA, which had previously issued a Not Approvable Letter for Cellegesic in December 2004, had initially indicated a target response date of June 15 concerning the results of its analysis of the data.  The Company has not yet received the FDA’s response; however the FDA has indicated that it is currently reviewing the submission and will advise the Company of its findings once its review is completed. There are no assurances as to when the FDA will respond.

In May 2005, Cellegy raised $6.0 million, or approximately $5.7 million after offering expenses, to existing and new institutional and individual investors.  The transaction consisted of the sale of approximately 3,621,819 shares of common stock.  Cellegy also issued Class A Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.25 per share.  The Class A Warrants can be called by the Company if the common stock trades for 20 consecutive days over $5.00. We also issued Class B Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.50 per share.  The Class B Warrants can be called by the Company if the common stock trades for 20 consecutive days over $5.50.  Three directors of Cellegy purchased a total of 50,000 shares in the offering at the closing market price of the common stock on the date of the transaction for $2.13 per share.  The directors did not receive any warrants. The purchase price for shares purchased by the non-director investors was $1.65 per share.

Results of Operations

Revenues.  We had revenues of $7,749,000 and $430,000 for the three months ended June 30, 2005 and 2004, respectively.  The $7,319,000 increase in revenue was primarily attributable to the settlement of Cellegy’s lawsuit with PDI which resulted in the recognition of the remaining $6.5 million of deferred revenues from PDI . During three months ended June 30, 2005, revenues consisted of $6,519,000 in licensing revenue, including $6,489,000 from PDI, $185,000 in Australian Rectogesic product sales, $90,000 in Rectogesic sales to ProStrakan and $955,000 in grant revenue received by

Biosyn from various organizations. The second quarter of last year’s consolidated results did not include Biosyn, which Cellegy acquired in October 2004.  Last year’s revenues for the same period consisted primarily of $130,000 in Rectogesic® (nitroglycerin ointment) sales in Australia, $92,000 in skin care product sales, and $208,000 in licensing revenue from PDI.

Our revenues for the six months ended June 30, 2005 were $9,355,000 compared to $768,000 for the same period in 2004. During the six months ended June 30, 2005, revenues consisted of licensing revenues of $6,759,000 , Rectogesic sales of $428,000 and grant revenue of $2,168,000. For the six months ended June 30, 2004, revenues consisted primarily of $416,000 in licensing revenue and $351,000 in product revenue. Revenues other than the licensing revenue from PDI of $6.5 million during the first half of 2005 increased by $2,098,000. The increase was due in large part to Biosyn’s grant revenue of $2,168,000.

Our licensing revenue is expected to decrease significantly during the remainder of 2005.  As a result of our settlement agreement with PDI in April 2005, we will no longer derive any revenue from licensing our Fortigel product, unless we are able to sell or license the technology to a new partner. We expect modest increases in product sales and related cost of sales during the second half of 2005 as compared to 2004 due to the recent launch of Rectogesic product in the United Kingdom through our European marketing partner, ProStrakan. However, the revenue to be derived from the sale of Rectogesic product may not be adequate to offset the loss of revenue from the licensing agreement with PDI.

Research and Development Expenses.  During the three months ended June 30, 2005 and 2004, research and development expenses were $2,284,000 and $2,189,000, respectively. Expenses for the second quarter included Biosyn expenses of $1,483,000 in connection with continuing development of its products.  Biosyn’s expenses of this year were not a component of Cellegy’s results for the comparable period of last year. In addition to the impact of Biosyn, Cellegy’s salary expenses for the second quarter increased by $118,000 due primarily to severance payments made in May 2005. The increase attributable to Biosyn and salaries expenses was partly offset by decreases of $1,204,000 due primarily to decreases in clinical activities relating to Cellegesic and Fortigel and $297,000 in rent expense resulting largely from the termination of Cellegy’s lease contract at the Company’s previous headquarters offices in South San Francisco in April 2005.

Expenses during the six months ended June 30, 2005 were $5,061,000, an increase of $714,000 from $4,347,000 during the same period in 2004.  The increase was primarily attributable to Biosyn’s expenses of $2,691,000.  This was partly offset by a $1,897,000 decrease in Cellegy’s professional fees and other related costs resulting from a significant decrease in clinical activities relating to Cellegesic and Fortigel.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the quarter ended June 30, 2005 and 2004 were $456,000 and 1,022,000, respectively. The expenses for the quarter ended June 30, 2005 were partially offset by the $1,090,000 lease termination fee received in April.  The decrease of $566,000 consisted primarily of Biosyn expenses of $460,000, which was not a component of Cellegy’s results for the comparable period of last year,  salaries and other expenses of  $64,000 and a credit to operating expense of $1,090,000.

Expenses during the six months ended June 30, 2005 and 2004 were $4,474,000 and $2,427,000, respectively. The $2,047,000 increase included expenses of $877,000 relating to Biosyn. The remaining increase of $1,170,000 was primarily attributable to increases of $1,140,000 in legal fees, $414,000 in other professional fees and $563,000 in salaries expense.  The increase in legal expense was principally due to the PDI litigation which was settled in April 2005. The increase in salaries was due primarily to the payment of severance benefits during the early part of this year, and the accrual of retention bonuses to employees.  The increase in expenses was partly offset by a net credit to expense of $1,090,000 recognized upon the receipt of the sublease termination fee and a decrease of $251,000 in rent expense resulting from the termination of Cellegy’s lease contract at the Company’s old headquarters offices.

Other Income (Expense).  For the three months ended June 30, 2005, we had a net other expense of  $112,000 compared to a net other income of $129,000 for the same period in 2004.  Net other expenses for the second quarter of this year consisted primarily of $192,000 in total interest accretion for the PDI notes and Ben Franklin note payable, and $49,000 reversal of deferred rent income balance at June 30, 2005. These were partly offset by a $106,000 non-cash income from derivative revaluation and $23,000 in interest income. Net other income during the second quarter of 2004 consisted of $83,000 in derivative revaluation gain, $26,000 rent income and $20,000 interest income.

Net other income for the six months ended June 30, 2005 was $12,000 compared to net other income of $316,000 during the first half of 2004.  Net other income for 2005 principally included $211,000 interest expense, offset by $60,000 interest and rental income and $163,000 gain on derivative revaluation. This compares with a net other income of

$316,000 for the same period last year which included $90,000 rental income, a $176,000 non-cash gain on derivative revaluation and $50,000 in interest income.

Liquidity and Capital Resources

Cash and cash equivalents were $4.1 million at June 30, 2005 compared to $8.7 million at December 1, 2004. Cash used in operations during the first six months of 2005 was $10.5 million as compared to $6.0 million during the same period in the prior year.  The $4.5 million increase in the use of cash in operations in 2005 was due primarily to the settlement of PDI’s lawsuit and its associated legal costs, officer severance expenses and the inclusion of Biosyn in Cellegy’s 2005 consolidated results.  This was partly offset by approximately $1.1 million received from Vaxgen as part of the sublease termination agreement. The settlement with PDI included a $2.0 million cash payment and the issuance of two non-interest bearing long-term notes with an aggregate face value of $6.5 million which Cellegy recorded at their net present value of approximately $4.7 million at June 30, 2005. The use of cash from operating activities for the first six months of 2005 was partially offset by $5.7 million in net proceeds provided by financing activities, from the May 2005 sale of common stock .  We prepared our financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, we have experienced net losses from operations since our inception. Through June 30, 2005, we had incurred an accumulated deficit of $127.6 million and had consumed cash from operations of $89.9 million. We expect negative cash flow from operations to continue for at least the next two years, due to our need to continue or expand development programs, to commercialize products once regulatory approvals have been obtained, if any, and to settle our financial obligations to PDI in connection with the April 2005 settlement agreement.  We estimate that our existing cash balances will be sufficient to meet our capital and operating requirements into the first quarter of 2006.

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

As described in Note 14 to the Condensed Consolidated Financial Statements, the Company received a second letter from The Nasdaq Stock Market dated August 9, 2005 indicating that for ten consecutive trading days prior to August 8, 2005, the market value of the common stock had failed to remain at or above $50 million as required for continued inclusion on the Nasdaq National Market by Marketplace Rule 4450(b)(1)(A). Cellegy intends to appeal the Determination to a Nasdaq Stock Market Listing Qualifications Panel or transfer to the Nasdaq Small Cap Market as long as we comply with the Nasdaq Small Cap Market’s continued listing requirements, which require, among other things, (i) that our stock price equals or exceeds $1.00 and (ii) that either the aggregate market value of our common stock exceeds $35 million or our stockholder equity exceeds $2.5 million.  Our common stock will remain listed on the Nasdaq National Market during our appeal to the Listing Qualifications Panel or review of a listing application for the Nasdaq SmallCap Market.  We cannot estimate with certainty how long this process would take or what the eventual outcome would be. However, our management currently believes that we would be able to satisfy the requirements for listing on the Nasdaq SmallCap Market, although there can be no assurances that this will be the case.  If we are unable to meet the requirements for continued listing with the Nasdaq National Market, it could reduce the liquidity of our common stock, cause certain investors not to trade in our common stock, and result in a lower stock price.  This could also make it more difficult for us to raise required funds through equity financing transactions and could otherwise have an adverse impact on business, financial condition and results of operations. Cellegy cannot estimate with certainty how long this process will take or its eventual outcome.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  No changes in those policies and estimates have occurred during the six months ended June 30, 2005.

Factors That May Affect Future Operating Results

Risks Relating to Our Business

We are subject to regulation by regulatory authorities including the FDA, which could delay or prevent marketing of our products. Unexpected regulatory outcomes could adversely affect our business and stock price.

Cellegy’s prescription product candidates, and our ongoing research and clinical activities such as those relating to our product candidates, including Savvy™ and Cellegesic™, are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. Before we obtain regulatory approval for the commercial sale of our potential drug products, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. The timing of NDA submissions, the outcome of reviews by the FDA and the initiation and completion of other clinical trials are subject to uncertainty, change and unforeseen delays. Under the Prescription Drug User Fee Act, or PDUFA, the FDA establishes a target date to complete its review of an NDA. Although the FDA attempts to respond by the relevant PDUFA date to companies that file NDAs, there is no obligation on the FDA’s part to do so. In addition, extensive current pre-clinical and clinical testing requirements and the current regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities, or new government regulations, could prevent or delay regulatory approval of Cellegy’s products.

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

In April 2005, the Company submitted a written response to the FDA containing new analyses of data from its Cellegesic Phase 3 trials. The FDA, which had previously issued a Not Approvable Letter for Cellegesic in December 2004, had initially indicated a target response date of June 15 concerning the results of its analysis of the data.  The Company has not yet received the FDA’s response; however the FDA has indicated that it is currently reviewing the submission and will advise the Company of it findings once its review is completed. Cellegy has no assurance as to when the FDA will respond.

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

We have incurred losses since our inception and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Our accumulated deficit as of June 30, 2005, was approximately $127.6 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses through at least 2006. We plan to devote significant resources to pre-clinical studies, clinical trials, administrative, marketing, sales and patent activities. Accordingly, without substantial revenues from new corporate collaborations, royalties on product sales or other revenue sources, we expect to incur substantial operating losses in the foreseeable future as our potential products move through development and as we continue to invest in research and clinical trials. As a result of our continuing losses, we may exhaust our resources and may be unable to complete the development of our products, and our accumulated deficit will continue to increase as we continue to incur losses. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. The amount of future net losses, and the time required to reach profitability, are both highly uncertain. To achieve sustained profitable operations, we must, among other things, successfully discover, develop, and obtain regulatory approvals for and market pharmaceutical products. We cannot assure you that we will ever be able to achieve or sustain profitability.  We estimate that our existing cash balances will be sufficient to meet our capital and operating requirements through the first quarter of 2006.

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

Cellegy believes that available cash resources and interest earned thereon together with the available funding from the Kingsbridge SSO, will be adequate to satisfy our capital needs through the first quarter of 2006 although failure to obtain additional funds as described above may affect the timing of development, clinical trials or commercialization activities relating to certain products.

The type and scope of patent coverage we have may limit the commercial success of our products.

Cellegy’s success depends, in part, on our ability to obtain patent protection for our products and methods, both in the United States and in other countries. Several of Cellegy’s products and product candidates, such as Cellegesic, Savvy and Tostrelle, are based on existing molecules with a history of use in humans but which are being developed by us for new therapeutic uses or in novel delivery systems which enhance therapeutic utility. We cannot obtain composition patent claims on the compounds themselves, and will instead need to rely on patent claims, if any, directed to use of the compound to treat certain conditions or to specific formulations. This is the case, for example, with our United States patents relating to Cellegesic and Fortigel products. Such method-of-use patents may provide less protection than a composition-of-matter patent, because of the possibility of “off-label” use of the composition. Cellegy may not be able to prevent a competitor from using a different formulation or compound for a different purpose.

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

Cellegy has no direct experience in manufacturing commercial quantities of products and currently does not have any capacity to manufacture products on a large commercial scale. We currently rely on a limited number of contract manufacturers, primarily PendoPharm, Inc. and certain of Biosyn’s suppliers, to manufacture our formulations. Although we are developing other contract manufacturers, there can be no assurance that we will be able to enter into acceptable agreements with them or validate facilities successfully on a timely basis. This is an expensive and time-consuming process and there may be delays and additional costs relating to the technical transfer and validation of alternate suppliers. In the future, we may not be able to obtain contract manufacturing on commercially acceptable terms for compounds or product formulations in the quantities we need. Manufacturing or quality control problems, lack of financial resources or qualified personnel could occur with our contract manufacturers causing product shipment delays, inadequate supply, or causing the contractor not to be able to maintain compliance with the FDA’s current good manufacturing practice requirements necessary to continue manufacturing. Such problems could limit our ability to produce clinical or commercial product, cause us to be in breach of contract obligations with our distributors to supply product to them, reduce our revenues from product sales, and otherwise adversely affect our business and stock price.

PendoPharm, Inc. is Cellegy’s contract manufacturer for our North American and European clinical supplies and future commercial supplies of prescription products in those territories, while the Australian and South Korean product sales are sourced by a pharmaceutical manufacturer in Australia and the Gryphon skin care product sales are sourced by a manufacturer in the New York area. In July 2003, PanGeo Pharma, our former contract manufacturer, filed for bankruptcy protection under Canadian law. Under a reorganization plan, PanGeo sold its facilities to an affiliate of Pharmascience, another Canadian manufacturer, and was renamed PendoPharm, Inc. Cellegy has not experienced any material adverse impact to date from the previous bankruptcy filing, The manufacturing facility was inspected and re-certified by Canadian regulatory authorities after its acquisition by PendoPharm, and PendoPharm has continued to supply product from the manufacturing facility without interruption. Nevertheless, uncertainty exists concerning the future operations of PendoPharm manufacturing plant and whether PendoPharm will be able to meet Cellegy’s clinical and product requirements on a timely basis, if at all, in the future. In addition, there can be no assurances relating to PendoPharm’s ability to continue to produce product under Good Manufacturing Practices required by the FDA or other regulatory agencies. There could be difficulty or delays in importing raw materials or exporting product into or out of Canada resulting in delays in our clinical trials or commercial product sale. Cellegy has started the process of establishing an alternative production site at a domestic location. This is an expensive and time consuming process and there may be delays and additional costs relating to the technical transfer and validation of alternate suppliers.

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

Recent studies of female hormone replacement therapy products have reported an increase in certain health risks with long-term use. As a result of such studies, some companies that sell or develop female hormone replacement products have experienced decreased sales of these products, and in some cases, a decline in the value of their stock. Publications have, from time to time, suggested potential risks associated with testosterone replacement therapy, or TRT. Potential health risks were described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. It is possible that further studies on the effects of TRT could demonstrate other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact the development and successful commercialization of our Fortigel, Tostrex and Tostrelle product candidates. In addition, in a meeting with the FDA, the FDA informed Cellegy that specific guidelines regarding the long-term safety of testosterone for the treatment of female sexual dysfunction are under internal discussion by the Division of Reproductive and Urologic Drug Products. Cellegy is awaiting these guidelines before embarking on a Phase 3 program. If the new FDA guidelines prove to be too onerous or too costly to implement, the Phase 3 program may be significantly delayed or we may decide not to pursue further development of Tostrelle product. The above factors could adversely affect investor attitudes and the price of our common stock.

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

The testing, marketing and sale of human health care products entails an inherent risk of allegations of product liability. We are subject to the risk that substantial product liability claims could be asserted against us in the future. Cellegy has obtained insurance coverage relating to our clinical trials in an aggregate amount of $5.0 million and an aggregate amount of $7.0 million relating to the clinical trials relating to products acquired from Biosyn. If any of our product candidates are approved for marketing, we may seek additional coverage. There can be no assurance that Cellegy will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities.

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

Risks Relating to Our Stock

Our stock price could be volatile.

Our stock price has from time to time experienced significant price and volume fluctuations. Since becoming a public company, our stock price has fluctuated in conjunction with the general price changes on the markets on which our common stock has been listed and sometimes matters more specific to Cellegy, such as an announcement of clinical trial or regulatory results or other corporate developments. For example, our high and low closing stock prices for the last three years have been as follows:  2002, high of $8.80 and low of $1.50; 2003, high of $5.60 and low of $2.25; 2004, high of $6.74 and low of $2.69; and 2005 through June 30, 2005, high of $3.05 and low of $1.29. Events or announcements that could significantly impact our stock price include:

•       Regulatory developments relating to our products,  including but not limited to, the expected response from the FDA concerning Cellegesic;-      Clinical trial results, particularly the outcome of our more advanced studies; or negative responses from regulatory authorities with regard to the approvability of our products;

•       Period-to-period fluctuations in our financial results, including our cash and investment balance, operating expenses, cash burn rate or revenues;

•       Negative announcements, additional legal proceeding or financial problems of our key suppliers, particularly relating to our Canadian manufacturer and our service providers;

•       Common stock sales in the public market by one or more of our larger stockholders, officers or directors; and,

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

Cellegy’s common stock is currently listed on the Nasdaq National Market. On July 8, 2005, Cellegy received a letter (the “Letter”) from The Nasdaq Stock Market notifying Cellegy that for ten consecutive trading days prior to the date of the Letter, the market value of the common stock had been below the minimum price that would result in an aggregate market value of the common stock of at least $50,000,000 as required for continued inclusion on the Nasdaq National Market by Marketplace Rule 4450(b)(1)(A).  In the Letter, Nasdaq also notified Cellegy that it did not currently satisfy standards for continued listing under Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years.  The letter indicated that if, at any time before August 8, 2005, the aggregate market value of Cellegy’s common stock is $50,000,000 or more for a minimum of ten consecutive business days, the Nasdaq staff will determine if Cellegy complies with Marketplace Rule 4450(b)(1)(A).

The Company received a second letter from The Nasdaq Stock Market dated August 9, 2005 indicating that for ten consecutive trading days prior to August 8, 2005, the market value of the common stock had failed to remain at or above $50 million as required for continued inclusion on the Nasdaq National Market by Marketplace Rule 4450(b)(1)(A). Cellegy intends to appeal the Determination to a Nasdaq Stock Market Listing Qualifications Panel.  The common stock will remain listed on the Nasdaq National Market during the pendency of its appeal.  Cellegy cannot estimate with certainty how long this process will take or its eventual outcome.

If the appeal is not successful, we intend to transfer our listing to the Nasdaq SmallCap Market as long as we comply with the Nasdaq SmallCap Market’s continued listing requirements, which include, among others, that: (i) Cellegy’s stock price equals or exceeds $1.00, and (ii) that either the aggregate market value of Cellegy’s common stock exceeds $35.0 million or Cellegy’s stockholder equity exceeds $2.5 million. Cellegy currently believes that it would be able to satisfy the requirements for listing on the Nasdaq SmallCap Market, although there can be no assurance that this will be the case.  If the common stock is not eligible for listing on the Nasdaq SmallCap Market, Cellegy expects that its common stock will be eligible for trading on the OTC Bulletin Board.  In order to have Cellegy’s common stock regain its listing on the Nasdaq National Market, Cellegy would have to satisfy the requirements for initial listing, which are higher than the requirements for continued listing.

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

As a result of our acquisition of Biosyn, we issued approximately 2,462,000 shares and assumed options and warrants to purchase 318,504 shares of our common stock. In addition, from 2002 through June 30, 2005 we have issued 9,088,218 shares of our common stock in private placement transactions and through the Kingsbridge SSO. A substantial portion of these shares is held by a relatively small number of stockholders. Sales of a significant number of the above shares into the public markets, particularly in light of our relatively small trading volume, may negatively affect our stock price. Additionally, as of June 30, 2005, we also have outstanding warrants and vested stock options that can be exercised by the holders to acquire up to approximately 5,460,493 shares of our common stock. The exercise of these options or warrants could result in significant dilution to our stockholders at the time of exercise.

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

Item 3.            Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. All of our securities owned as of June 30, 2005 were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant.

As of June 30, 2005, our investment portfolio consisted of approximately $3.5 million in money market funds. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be affected.

We are incurring market risk associated with the issuance of warrants to Kingsbridge to purchase 260,000 shares of our common stock and to the May 2005 investors to purchase approximately 1.4 million shares of our common stock. We will continue to calculate the fair value at the end of each quarter and record the difference to other income or expense until the warrants are exercised. We are incurring risk associated with increases or decreases in the market price of our common stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to the income statement in future quarters. For example, if our stock price increases by 20% during the third quarter of 2005 from the June 30, 2005 value, and all other inputs into the Black-Scholes model remained constant, we would record approximately $108,000 of other expense for the quarter ended September 30, 2005. If our stock price decreased by 20% from its value for the same periods, we would record approximately the same amount as other income.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

PART II   -  OTHER INFORMATION

Item 1.            Legal Proceedings

In April 2005, Cellegy and PDI, Inc. reached a settlement of the lawsuits that the companies had previously filed against each other relating to an exclusive license agreement entered into in 2002 to commercialize Cellegy’s Fortigel product in North American Markets.  As described in greater detail in the Consolidated Financial Statements, which discussed is hereby incorporated by reference herein,  both parties agreed to immediately terminate the license agreement, the rights to the Fortigel product reverted to Cellegy, and Cellegy delivered to PDI, Inc., a $2.0 million cash payment and certain promissory notes. The settlement of the Company’s lawsuit with PDI resulted in the recognition of the remaining $6.5 million in deferred revenue from PDI as license revenue during the quarter ended June 30, 2005.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)           As previously reported, on May 12, 2005 Cellegy raised approximately $5.7 million after offering expenses, in a private placement of its common stock, to existing and new institutional investors.  Three current institutional shareholders and three directors participated in the financing. The transaction consisted of the sale of approximately 3,621,819 shares of common stock.  The Company also issued Class A Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.25 per share.  The Class A warrants can be called if the Company’s common stock trades for 20 consecutive days over $5.00. The Company also issued Class B Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.50 per share.  The Class B Warrants can be called if the Company’s common stock trades for 20 consecutive days over $5.50.  Three directors of Cellegy purchased a total of 50,000 shares in the offering at the closing market price of the common stock on the date of the transaction for $2.13 per share.  The directors did not receive any warrants. The purchase price for shares purchased by the non-director investors was $1.65 per share.  Pursuant to the transaction agreements, the Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the possible resale of the shares from time to time in the future, and the registration statement was declared effective on July 8, 2005.

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

CELLEGY PHARMACEUTICALS, INC.

Date:	August 15, 2005	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Date:	August 15, 2005	/s/ Robert J. Caso
Robert J. Caso
Vice President, Finance and Chief Financial Officer