Form 10-Q
period 2005-09-30
CELLEGY PHARMACEUTICALS INC
filed 2005-11-14
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

1800 Byberry Rd, Building 13, Huntingdon Valley, PA 19006
(Address of principal executive offices, including zip code)

(215) 914-0900
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒

The number of shares outstanding of the registrant’s common stock at November 4, 2005 was 29,831,625.

CELLEGY PHARMACEUTICALS, INC.

 PART I   -   FINANCIAL INFORMATION

Item 1. Financial Statements
Cellegy Pharmaceuticals, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$2,305	$8,705
Accounts receivable and other receivables	1,090	886
Prepaid expenses and other current assets	560	282
Total current assets	3,955	9,873
Restricted cash	—	227
Property and equipment, net	992	1,953
Goodwill	1,022	1,031
Intangible assets	490	779
Total assets	$6,459	$13,863

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,782	$1,692
Accrued expenses and other current liabilities	1,972	2,725
Current portion of deferred revenue	37	1,196
Current portion of note payable	4,887	—
Total current liabilities	8,678	5,613
Other long-term liability	25	527
Notes payable	243	190
Derivative instruments	640	411
Deferred revenue	1,398	13,865
Total liabilities	10,984	20,606

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Common stock	2	2
Additional paid-in capital	125,529	120,254
Accumulated other comprehensive income	291	304
Deficit accumulated during the development stage	(130,347)	(127,303)
Total stockholders’ deficit	(4,525)	(6,743)
Total liabilities and stockholders’ deficit	$6,459	$13,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Cellegy Pharmaceuticals, Inc
(a development stage company)
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

					Period from
					June 26, 1989
					(inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2005	2004	2005	2004	2005

Revenues:
Licensing and contract revenue from affiliates	$—	$—	$—	$—	$1,145
Licensing, milestone and development funding	229	222	6,988	638	10,216
Grants	1,252	—	3,420	—	4,995
Product sales	471	261	899	613	7,514
Total revenues	1,952	483	11,307	1,251	23,871
Costs and expenses:
Cost of product sales	237	55	320	132	1,975
Research and development	1,816	2,529	6,877	6,876	88,650
Selling, general and administrative	2,575	1,093	7,050	3,520	45,410
Acquired in-process technology	—	—	—	—	22,332
Total costs and expenses	4,628	3,677	14,247	10,527	158,367
Operating loss	(2,676)	(3,194)	(2,940)	(9,276)	(134,497)
Interest and other income	21	69	131	208	6,976
Interest and other expense	(217)	—	(478)	—	(2,011)
Derivative revaluation	79	(18)	242	159	633
Net income (loss)	(2,793)	(3,143)	(3,044)	(8,909)	(128,899)
Non-cash preferred dividends	—	—	—	—	1,448
Net income (loss) applicable to common stockholders	$(2,793)	$(3,143)	$(3,044)	$(8,909)	$(130,347)
Net income (loss) per common share:
Basic and diluted	$(0.09)	$(0.14)	$(0.11)	$(0.43)

Weighted average number of common shares used in per share calculations:
Basic and diluted	29,832	22,396	28,048	20,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

			Period from
			June 26, 1989 (inception) to
	Nine Months Ended September 30,		September 30,
	2005	2004	2005

Operating activities
Net loss	$(3,044)	$(8,909)	$(128,900)
Other operating activities	(9,148)	491	37,224
Net cash used in operating activities	(12,192)	(8,418)	(91, 676)

Investing activities
Purchases of property and equipment	(170)	(12)	(5,574)
Purchases of investments	—	—	(98,910)
Sales and maturities of investments	—	3,687	98,814
Proceeds from sale of property and equipment	—	—	238
Costs related to Biosyn acquisition		(92)	—
Costs used in escrow for Biosyn acquisition	—	(275)	—
Acquisitions, net of cash acquired	—	—	(816)
Net cash provided by (used in) investing activities	(170)	3,308	(6,248)

Financing activities
Proceeds from notes payable	—	—	8,047
Repayment of notes payable	—	—	(6,611)
Proceeds from restricted cash	227	—	614
Other assets	—	—	(614)
Net proceeds from issuance of common stock and warrants	5,747	10,873	86,842
Issuance of convertible preferred stock, net of issuance costs	—	—	11,758
Deferred financing cost	—	—	(80)
Net cash provided by financing activities	5,974	10,873	99,956
Effect of exchange rate changes on cash	(12)	(54)	273
Net (decrease) increase in cash and cash equivalents	(6,400)	5,709	2,305
Cash and cash equivalents, beginning of period	8,705	7,650	—
Cash and cash equivalents, end of period	$2,305	$13,359	$2,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

			Period from
			June 26, 1989 (inception) to
	Nine Months Ended September 30,		September 30,
	2005	2004	2005

Supplemental cash flow information:
Interest paid	$—	$—	$640
Supplemental disclosure of non-cash transactions
Issuance of common stock in connection with acquired-in-process technology	—	—	7,350
Conversion of preferred stock to common stock	—	—	14,715
Issuance of common stock for notes payable	—	—	277
Issuance of warrants in connection with equity financings	471	2,082	2,553
Issuance of warrants in connection with notes payable financing	—	—	487
Issuance of convertible preferred stock for notes payable	—	—	1,268
Issuance of common stock for milestone payments	—	—	1,500
Fair value of assets acquired net of liabilities assumed for Biosyn acquisition	—	—	11,856
Interest expense amortization for long-term obligations	607	—	607

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

Liquidity and Capital Resources

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  At September 30, 2005, the Company had a deficit accumulated during the development stage of $130.4 million and recurring, negative cash flows from operations. The Company expects negative cash flow from operations to continue for the foreseeable future, with the need to continue or expand development programs and to commercialize products once regulatory approvals have been obtained.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On May 12, 2005 Cellegy raised $5.7 million in net proceeds in a private placement of its common stock and warrants to a combination of existing and new individual and institutional investors  (See Note 11). In connection with its amendment of its agreement with ProStrakan Group plc (“ProStrakan”) in November of 2005, Cellegy received a payment of $2 million and may receive future milestone payments of up to $750,000 upon approval of the product in certain major European countries (See note 18). Unless it is able to secure additional funding as discussed below, the Company will most likely not be able to support its research programs or its products commercialization activities for most of 2006.

Management is presently considering financing through one or more options to fund its operations through 2006.  These options include, but are not limited to: seeking partnerships with other pharmaceutical companies to co-develop and fund research and development efforts, pursue additional out-licensing arrangements with third parties, and re-licensing and monetizing near term future milestone and royalty payments expected from existing licensees and seeking equity or debt financing.  In addition, the Company will continue to implement further cost reduction programs. There is no assurance that any of the above options will be implemented on a timely basis.  Alternatively, Cellegy may be required to accept less than favorable commercial terms in any such future arrangements.

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

The Company has classified the notes due to PDI as current for financial reporting purposes (See Note 12).

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

The Company has prepared unaudited pro forma financial information showing revenues and net loss for the combined entity for the three and nine months ended September 30, 2004, as if the acquisition had occurred as of January 1, 2004. The following unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the date presented and should not be taken as representative of the future consolidated results of operations or financial condition of the Company (in thousands, except per share data).

	September 30, 2004
	Three Months	Nine Months
Revenues	$1,716	$4,662
Net loss	$(2,693)	$(9,859)
Basic and diluted net loss per common share	$(0.12)	$(0.42)

Note 3.   -   Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ deficit except those resulting from investments or contributions by stockholders. The Company’s foreign currency translation (“FCT”) adjustments represent the only components of comprehensive income that are excluded from the Company’s net income (loss).  Total comprehensive income (loss) during the three and nine months ended September 30, 2005 and 2004 consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(2,793)	$(3,143)	$(3,044)	$(8,909)
Change in FCT adjustments	5	62	(12)	(54)
Comprehensive income (loss)	$(2,788)	$(3,081)	$(3,056)	$(8,963)

Note 4.   -   Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three and nine months ended September 30, 2005 attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the three-month and nine-month periods. Diluted net income per common share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. Net loss per share attributable to common stockholders should give effect to the dilutive effect of potential issuances of common stock consisting of stock options, warrants, and convertible debt. However, all dilutive securities as well as stock options, warrants and potential shares from convertible debt have been excluded from the diluted net loss per share computations during the three and nine months ended September 30, 2005 and 2004 as they have an antidilutive effect due to our net loss.

The following outstanding stock options and warrants during the three and nine months ended September 30, 2005 and 2004 were excluded in the calculation of diluted net income (loss) per common share as they had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options	(388)	(24)	4,106	4,171
Warrants	—	604	2,375	864
PDI convertible note	—	—	2,121	—
Total number of shares excluded	(388)	580	8,602	5,035

Note 5.   -   Stock-Based Compensation

The Company accounts for its stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. The Company has elected to follow the disclosure-only alternative prescribed by the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s common stock and the option’s exercise price.

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s pro forma net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(2,793)	$(3,143)	$(3,044)	$(8,909)
Add: Stock-based employee compensation costs included in the reported net income (loss)	—	—	—	70
Deduct: Stock-based employee compensation costs determined under the fair value method	(35)	(186)	(301)	(351)
Net income (loss), pro forma	$(2,828)	(3,329)	(3,345)	(9,551)

Basic and diluted net income (loss) per share:
As reported	$(0.09)	$(0.14)	$(0.11)	$(0.43)
Pro forma	$(0.09)	$(0.15)	$(0.12)	$(0.46)

The Company values its options on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.1%	3.7%	4.1%	3.7%
Dividend yield	0%	0%	0%	0%
Volatility	0.76	0.86	0.76	0.86
Expected life of options in years	3.2	4.2	3.2	4.2

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

All revenues during the three and nine months ended September 30, 2005 of $1,952,000 and $11,307,000, respectively, were derived from the Company’s pharmaceutical segment. Current pharmaceutical revenues consist primarily of research and development grant revenues, Rectogesic® product sales in Australia, New Zealand, Singapore, United Kingdom and South Korea, and license revenues for Rectogesic and Tostrex® products and Fortigel.

The Company did not record any revenues for its skin care product during the nine months ended September 30, 2005.  The product is normally sold to one customer, Gryphon Development, Inc., which sells it exclusively in the United States through a major specialty retailer.

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

The following table contains information regarding revenues and loss from operating each business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Pharmaceuticals	$1,952	$394	$11,307	$1,070
Skin care	—	89	—	181
	$1,952	$483	$11,307	$1,251
Operating income (loss):
Pharmaceuticals	$(2,676)	$(3,252)	$(2,940)	$(9,394)
Skin care	—	58	—	118
	$(2,676)	$(3,194)	$(2,940)	$(9,276)

All of the Company’s assets are related to the pharmaceutical segment and most of these assets are located in the United States.

Note 7.  -  Recent Accounting Pronouncements

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

Note 8. - Accounts Receivable and Other Receivables

At September 30, 2005 and December 31, 2004 this account includes the following (in thousands):

	September 30, 2005	December 31, 2004

Accounts Receivable - Trade	$411	$26
Grants Receivable	379	834
Accounts Receivable - Other	300	26
Total	$1,090	$886

 Note 9 . - Prepaid Expenses and Other Current Assets

At September 30, 2005 and December 31, 2004 this account includes the following (in thousands):

	September 30, 2005	December 31, 2004

Prepaid Insurance	$243	$186
Prepaid Rent	86	0
Deferred Compensation	85	0
Inventory	84	52
Other	62	44
Total	$560	$282

Deferred compensation of $85,000 represents the unamortized balance of $422,000 in retention bonuses offered and accepted by employees in March 2005. The retention bonuses would be paid if the employee maintains his or her employment with the Company through the retention period indicated in the individual’s offer letter. The retention bonus is in lieu of all other severance or similar payments that the Company may be obligated to make under any other existing agreement, arrangement or understanding, but will be in addition to any accrued salary and vacation earned through the date of termination. The retention periods terminate on dates between October 15, 2005 and December 31, 2005.

Note 10 .  -  Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accruals for the following expenses and other current liabilities were made for the following expenses (in thousands):

	September 30, 2005	December 31, 2004

Clinical expenses	$63	$613
Legal fees	—	454
Retention and severance	700	508
Consulting fees	97	339
Other	1,112	811
Total	$1,972	$2,725

Note 11.  -  Deferred Revenue

The Company records upfront payments received from licensees as deferred revenue and amortizes them to income over the life of the licensing agreement or the life of the product being licensed, whichever is longer.  At September 30, 2005 total current and long-term deferred revenue of $1,486,000 substantially includes the remaining unearned portion of the $1.5 million upfront licensing fees received from ProStrakan for the right to store, promote, sell and/or distribute the Company’s Tostrex and Rectogesic products.

Note 12. -  Notes Payable

Notes payable at September 30, 2005 include two non-interest bearing notes issued in April 2005 by Cellegy to PDI pursuant to a lawsuit settlement signed by both parties in April 2005 (see Note 13), and note issued by Biosyn to Ben Franklin Technology Center of Southeastern Pennsylvania (Ben Franklin) in October 1992 for funds provided by Ben Franklin for the development of a compound to prevent transmission of AIDS.  The notes have been recorded at their total net present value of $5.07 million.

The terms of the notes issued to PDI are as follows:

The $3.0 million secured promissory note has an outstanding balance of $2.9 million and was recorded at a net present value of $2.4 million. It is payable in October 2006. There is no stated interest rate and no periodic payments are required.  Cellegy is required to make current payments on the note to the extent of (i) 50% of licensing fees, royalties or milestone payments received by Cellegy with respect to any of Cellegy’s agreements or arrangements with respect to the Tostrex® or Rectogesic® products in territories outside of North America, (ii) 50% of licensing fees, royalties or milestone payments received by Cellegy with respect to any of Cellegy’s agreements or arrangements with respect to Fortigel in North American markets. These payments are required to be made to PDI within two business days after Cellegy receives the payments. Cellegy’s obligations under the note are secured by a security interest in favor of PDI, which is reflected in a security agreement between Cellegy and PDI, in Cellegy’s interests in the payments described above and any proceeds therefrom . In addition, Cellegy is required to make payments on the $3.0 million note with respect to 10% of proceeds received by Cellegy in excess of $5.0 million from financing transactions.

Amounts owed under the note may be accelerated upon an event of default, which is defined to include, but is not limited to, any of the following: Cellegy’s failure to pay any amounts owed under the note when due; certain kinds of bankruptcy filings or certain related actions or proceedings; any breach of any of Cellegy’s covenants, conditions or agreements in the note or security agreement following notice from PDI that remains uncured for 30 days; the security interest no longer being a valid, perfected, first priority security interest; and a default in indebtedness of Cellegy with an aggregate principal amount in excess of $2.0 million that results in the maturity of such indebtedness being accelerated before its stated maturity. The net present value of the collateralized $3.0 million note will be recalculated based on its remaining principal whenever a payment is made by Cellegy. Cellegy made a $100,000 payment to PDI in October 2005 shortly after the due date specified in the secured note and has paid interest to PDI on that amount.

The $3.5 million non-negotiable senior convertible debenture was recorded at a net present value of $2.3 million. It has a maturity date of April 11, 2008, three years from the PDI settlement date of April 11, 2005. There is no stated interest rate and no periodic payments are required. Cellegy may redeem the note at anytime before the maturity date upon prior notice to PDI, at a redemption price equal to the principal amount. If Cellegy delivers such a redemption notice, PDI may convert the note into shares of Cellegy common stocks at a price of $1.65 per share. In addition, after the 18th month anniversary of the debenture, PDI may convert the note into Cellegy common stock at a price of $1.65 per share. If Cellegy does not redeem the note within the first 18 months, then Cellegy has agreed to file a registration statement relating to the possible resale of any shares issued to PDI after 18 months; approximately 2.1 million shares would be issuable upon such conversion. As long as amounts are owed under the note, Cellegy has agreed not to incur or become responsible for any indebtedness that ranks contractually senior or pari passu in right of payment to amounts outstanding under the note. Events of default under the senior note are generally similar to events of default under the secured note.

Cellegy has classified the notes as current for financial reporting purposes because of payments expected to be made within the next year and due to the other uncertainties noted above.

The company accretes interest and principal to the PDI notes using a rate of 15% using the effective interest rate method.

The Ben Franklin note has a face value of $778,000 and net present value of $183,000 at September 30, 2005.  The note has no scheduled repayment term.  Payment is based on 3% of Biosyn’s revenues excluding research and development grants.

At September 30, 2005, future minimum payments on the notes were payable as follows (in thousands):

2005	$—
2006	2,900
2007	—
2008	3,500
2009 and thereafter	778
Total payments	7,178
Less: Amount representing discount	(2,108)
Net minimum future payments	$5,070

Note 13.  - Equity Financing

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

Note 14.  - Derivative Instruments.

 The warrants are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants recorded as derivative liability at September 30, 2005 and December 31, 2004 were as follows (in thousands):

	September 30, 2005	December 31, 2004

Kingsbridge warrants issued January 2004	$318	$411
Warrants issued May 2005	322	—
Total liability	$640	$411

The changes in the estimated fair value of the warrants have been recorded as other income and expense in the income statement. For the three and nine months ended September 30, 2005, the Company recognized $79,000 and $242,000, respectively as other income from derivative revaluation.

The Company valued its warrants using the Black-Scholes valuation model with the following assumptions:

Kingbridge Warrants issued January 2004
Volatility	0.77
Contractual life	3.2 years
Risk free interest rate	4.13%
Dividend yield	0%

May 2005 Warrants
Volatility	0.81
Contractual life	5.0 years
Risk free interest rate	4.06%
Dividend yield	0%

Note 15.  - Commitments and Contingencies

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

On April 11, 2005, Cellegy entered into a settlement agreement with PDI resolving the lawsuits that the companies had filed against each other.  Under the terms of the settlement agreement, the license agreement was terminated and all product rights have reverted to Cellegy.  Cellegy paid $2.0 million to PDI upon signing the settlement agreement.  Cellegy also issued a $3.0 million promissory note to PDI, due in October 2006, and a $3.5 million non-negotiable senior convertible debenture (See Note 12). The settlement of the Company’s lawsuit with PDI resulted in the recognition of the remaining $6.5 million in deferred revenue from PDI as license revenue in the second quarter.

Lease and Sublease Contracts Termination and Agreements

In March 2005, the Company entered into an agreement with VaxGen, Inc. (“VaxGen) to sublease a portion of VaxGen’s available space in Brisbane, California. The initial lease payment is one dollar per month through February 28, 2006, increasing to $17,253 per month starting March 1, 2006. The Company may terminate the lease at any time upon giving VaxGen 10 days advance written notice. As a result of this agreement, the Company recorded the fair value of the rent as a deferred rent asset of $198,000 on March 31, 2005, which is being amortized monthly to rent expense through February 2006.

As a result of the move to its office location in Brisbane in March 2005, the Company wrote off $800,800 in net book value of all leasehold improvements at its former corporate headquarters facilities in South San Francisco, California. The Company also signed a sublease termination agreement in April  2005 with VaxGen at the previous location. The terms of the agreement included payment by VaxGen of $1,090,000 to Cellegy as a sublease termination fee less VaxGen’s rental deposit of $188,000 and Cellegy’s deposit of $10,000 for subleasing part of VaxGen’s vacant office space in Brisbane. The lease termination fee was recognized as a credit to selling, general and administrative expense during the second quarter ended June 30, 2005.

In April 2005, the Company officially signed a lease termination agreement with the landlord of its former corporate headquarters facilities. The Company, in September 2005, moved its headquarters to its Biosyn subsidiary’s facility in Huntingdon Valley, Pennsylvania. As a result of this termination, the Company’s commitment for future lease payments has been significantly reduced. Its remaining lease commitment relates to its Biosyn subsidiary’s offices. In July 2005 and in September of 2005 Biosyn’s subsidiary amended their existing lease agreement in Huntingdon Valley, Pennsylvania to include storage area and other space. Future minimum lease payments at September 30, 2005 are as follows (in thousands):

Lease Commitments
2005	$95
2006	187
2007	188
2008	160
Total	$630

Note 16.  - Listing with Nasdaq Stock Market

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

On September 15, 2005, the Company announced that it had received a determination letter dated September 14, 2005 following a hearing by the Listing Qualifications Panel of the Nasdaq Stock Market indicating that the Company’s common stock will transfer from the Nasdaq National Market to the Nasdaq SmallCap Market, effective at the opening of business on September 16, 2005.  The transfer from the Nasdaq National Market is due to the Company not currently satisfying the $50 million market capitalization requirement of Nasdaq Marketplace Rule 4450(b)(1)(A).  The Company did not request a review of the Panel’s determination.

Note 17.  - Shareholder Meeting

An Annual Meeting of the Shareholders was held on September 28, 2005 in New York, N.Y. Agenda items included the election of five(5) directors, ratification of the selection of PricewaterhouseCoopers, LLP (“PwC”) as its principal independent public accounting firm to perform the audit of Cellegy’s financial statements for fiscal 2005, and adoption of the 2005 Equity Incentive Plan (the “2005 Plan”).

Elected as Directors were Richard C. Williams, Tobi B. Klar, M.D., John Q. Adams, Sr., Robert B. Rothermel and Thomas M. Steinberg.

Note 18 . - Subsequent Events

On November 8, 2005 a press release was issued relative to the Company’s Savvy Ghana Phase 3 HIV prevention trial. It was announced that the Data Monitoring Committee (DMC) reviewing interim data from the trial recommended that continuing the trial would not allow the effect of Savvy (C31G vaginal gel) on HIV to be determined because of a lower than expected rate of HIV seroconversion in the trial. The estimated annual rate of HIV seroconversion in the Ghana study population was 3.7% at the time of trial initiation, but the observed annual rate was 1.2% eighteen months into the trial, approximately one third of the expected rate. This lower rate was possibly due, in part, to procedures designed to ensure ethical trial design, including counseling on HIV prevention and distribution of condoms.

Most importantly, the DMC concluded that Savvy appears to be safe and that there is no evidence of safety concerns, based on a review of the comparative numbers of HIV seroconversions in the Savvy and placebo groups, and other interim data.

As a result of the data review, Cellegy, Family Health International (FHI) and the United States Agency for International Development (USAID), which is funding the trial, collectively agreed that the trial in Ghana should be discontinued, and that Savvy should continued to be studied for its effect on preventing HIV transmission. Consideration is being given to expansion of the ongoing Savvy Phase 3 HIV prevention trial in Ghana and/or the opening of new trial sites in areas with higher HIV incidence as ways to determine the effectiveness of Savvy.

Additionally, data from the Ghana trial will be analyzed for effects on other endpoints including pregnancy. If the data warrant, the Ghana results will be submitted as a supplemental data package for the contraception New Drug Application. Since the analysis of the HIV data did not indicate any safety concerns, the Savvy Phase 3 contraception trial underway in the United States will continue as planned, with enrollment ongoing at sites throughout the U.S. Planning is underway for a second contraception study also at sites in the U.S. Additional studies are planned to examine effectiveness against other sexually transmitted diseases (STDs), including herpes, in the near future.

On November 9, 2005 the Company amended its December 2004 exclusive license and distribution agreement with ProStrakan for the commercialization of Rectogesic in Europe. Under the terms of the amended agreement, ProStrakan will assume responsibility for all manufacturing and other product support functions and will purchase the product directly from the manufacturer rather than purchasing from Cellegy under the terms of the original agreement. In return, Cellegy received a payment of $2 million and may receive future milestone payments of up to $750,000 upon approval of the product in certain major European countries.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion may contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “believes,”“anticipates,”“expects,”“intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may also differ materially from those discussed in this Quarterly Report on Form 10-Q. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

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

In July 2004, Cellegy and ProStrakan, entered into an exclusive license agreement for the future commercialization of Tostrex (testosterone gel) product in Europe. Under the terms of the agreement, ProStrakan will be responsible for regulatory filings, sales, marketing and distribution of Tostrex product throughout the European Union and in certain nearby non-EU countries. Cellegy will be responsible for supplying finished product to ProStrakan through Cellegy’s contract manufacturer. Assuming successful commercial launch, Cellegy could receive up to $5.75 million in milestone payments, including the $500,000 non-refundable upfront payment received in July 2004, and a royalty on net sales of Tostrex product. In addition, ProStrakan has granted a right of first negotiation to Cellegy for its orally delivered testosterone glucoside product, which is currently in Phase 1 clinical development.

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

In December 2004, Cellegy and ProStrakan entered into an exclusive license agreement for the commercialization of Cellegesic product, branded Rectogesic product outside of the United States, in Europe. Under the terms of the agreement, Cellegy received a non-refundable upfront payment of $1.0 million and is entitled to receive up to an additional $4.6 million in milestone payments. ProStrakan will be responsible for additional regulatory filings, sales, marketing and distribution of Rectogesic product throughout Europe. In all, the agreement covers 38 European territories, including all EU member states. Cellegy will be responsible for supplying finished product to ProStrakan through its contract manufacturer.

On April 11, 2005, Cellegy entered into a settlement agreement with PDI resolving the lawsuits that the companies had filed against each other.  Under the terms of the settlement agreement, the license agreement was terminated and all product rights have reverted to Cellegy.  Cellegy paid $2.0 million to PDI upon signing the settlement agreement.  Cellegy also issued a $3.0 million promissory note to PDI and a $3.5 million non-negotiable senior convertible debenture (See Note 12).

In April 2005, the Company signed a lease termination agreement with its former landlord at its former headquarters offices in South San Francisco, California.  The Company had moved its headquarters in March 2005 to offices in Brisbane, California. The termination agreement released Cellegy from liability for all future lease payments under the original lease contract. The Company also signed a sublease termination agreement in April 2005 with VaxGen, Inc.  The terms of the agreement include payment by VaxGen of $1,090,000 to Cellegy as a lease termination fee which the Company received in April 2005, net of rental deposit of $188,000 refunded to VaxGen and deposit of $10,000 due from Cellegy under a new sublease contract.

In April 2005, the Company submitted a written response to the FDA containing new analyses of data from its Cellegesic Phase 3 trials. The FDA, which had previously issued a Not Approvable Letter for Cellegesic in December 2004, had initially indicated a target response date of June 15 concerning the results of its analysis of the data.  The Company has not yet received the FDA’s response; however the FDA has indicated that it is currently reviewing the submission and will advise the Company of its findings once its review is completed. While we have received no indication as to when the FDA will respond, the Company has maintained discussions with the FDA and understands that the NDA continues to be under review.

In May 2005, Cellegy raised approximately $5.7 million after expenses through a PIPE offering to existing and new institutional and individual investors.  The transaction consisted of the sale of approximately 3,621,819 shares of common stock.  Cellegy also issued Class A Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.25 per share.  The Class A Warrants can be called by the Company if the common stock trades for 20 consecutive days over $5.00. We also issued Class B Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.50 per share.  The Class B Warrants can be called by the Company if the common stock trades for 20 consecutive days over $5.50.  Three directors of Cellegy purchased a total of 50,000 shares in the offering at the closing market price of the common stock on the date of the transaction for $2.13 per share.  The directors did not receive any warrants. The purchase price for shares purchased by the non-director investors was $1.65 per share.

Results of Operations

Revenues.  Note that the prior year to date consolidated results did not include Biosyn, which Cellegy acquired in October 2004. The third quarter of 2005 represented the first full quarter of Rectogesic sales in the UK. The Company’s European marketing partner, ProStrakan, launched Tostrex in Sweden late in the third quarter and the Company accrued $200,000 in milestone revenue in connection therewith. Sales of Tostrex are not expected to be significant in 2005.

The Company had revenues of $1,952,000 and $483,000 for the three months ended September 30, 2005 and 2004, respectively. The $1,469,000 increase in revenue was primarily due to the inclusion of Biosyn grant revenue in 2005 of $1,252,000, the accrual of a milestone payment of $200,000 relating to the Tostrex launch and product sales to ProStravan relating to the distribution of Rectogesic in the UK.

Revenues for the nine months ended September 30, 2005 were approximately $11.3 million compared to $1.3 million for the same period in 2004. During the nine month period ended September 30, 2005, revenues consisted of non recurring licensing revenue recognized in connection with the PDI settlement of $6.5 million , Rectogesic and Tostrex sales totaling $899,000, Biosyn grant revenue of $3.4 million and $200,000 relating to the Tostrex launch. For the nine months ended September 30, 2004, revenues consisted primarily of $638,000 in licensing revenue and $613,000 in product sales.

Our licensing revenue decreased significantly in the third quarter of 2005.  As a result of our settlement agreement with PDI in April 2005, we no longer derive any revenue from the license of our Fortigel product. Unless we are able to sell or license this or other technologies to a new partner, licensing revenues will continue at or below current levels. We expect product sales to decrease in the fourth quarter and in 2006 due to the amendment of our agreement with ProStrakan.

Cost of Sales. Cost of sales is comprised primarily of direct labor and raw material manufacturing costs for commercialized products and also includes shipping costs and those costs associated with stability and validation testing of finished goods prior to shipment. Cost of sales also includes similar costs for sales of samples and placebo. The stability and validation testing components of cost of sales will continue to comprise a significant percentage of gross sales unless and until sales volumes increases since these costs are substantially fixed in nature. There can be no assurance that sales volume will increase materially.

Research and Development Expenses.  Biosyn was not a component of Cellegy’s consolidated results for the comparable period of the prior year. During the three months ended September 30, 2005 and 2004, research and development expenses were $1,816,000 and $2,529,000, respectively. Expenses for the third quarter included Biosyn expenses of approximately $1.6 million incurred in connection with the manufacture of clinical testing supplies and other clinical activities relating to the development of its HIV products.  The increase attributable to Biosyn research expenses was partly offset by decreases of $1,204,000 due primarily to decreases in clinical activities relating to Cellegesic and Fortigel. At the parent level, Cellegy did not have significant research expenses in the third quarter of 2005.

Research and development expenses during the nine months ended September 30, 2005 were $6,877,000, compared to $6,876,000 during the same period in 2004.  The current year results include Biosyn’s research and clinical material manufacturing expenses for its HIV product candidates of approximately $4.4 million.  This was partly offset by a $2,690,000 decrease in Cellegy’s clinical costs and other related expenses resulting from a wind down in clinical activities relating to Cellegesic and Fortigel in 2005. Other related decreases include $488,000 in research salaries due to the curtailment of research for these products. The prior year also includes a $750,000 milestone payment to Neptune Pharmaceuticals relating to acquired research. The Company, in the second quarter of 2005, announced the closing of its Canadian research subsidiary and this facility was substantially wound down by the end of the third quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the quarter ended September 30, 2005 and 2004 were $2,575,000 and $1,093,000, respectively. The increase of $1,482,000 consisted primarily of Biosyn expenses of $290,000, which was not a component of Cellegy’s results for the comparable period of last year,  increases in salaries including officer severance expenses, consulting expenses, the accrual of retention bonuses to employees incurred in connection with the planned shut down of the California and other facility wind down expenses. California personnel previously engaged in research or development are now being reported under SG&A, as the parent’s efforts in the third quarter have shifted towards the management of its manufacturing activities or towards other administrative functions.

Selling, general and administrative expenses during the nine months ended September 30, 2005 and 2004 were $7,050,000 and $3,520,000, respectively. The $3,530,000 increase included expenses of $1.1 million relating to Biosyn. The remaining increase of $2,351,000 was primarily attributable to increases of $1.2 million in legal fees principally due to the PDI litigation. $700,000 in other professional and board fees and $1,187,000 in severance payments and retention accruals. The payment of severance benefits, and the accrual of retention payments to employees was incurred in connection with the planned shut down of the California location.  The overall increase in expenses was partly offset by the receipt of the sublease termination fee of $1,090,000 a decrease in rent expense resulting from the termination of Cellegy’s lease contract for the Company’s South San Francisco offices. The Company announced in the third quarter of 2005 the relocation of its headquarters to its Biosyn facility in Pennsylvania and it is expected that the Brisbane, California office will be closed during the first quarter of 2006.

Other Income (Expense).  For the three months ended September 30, 2005, we had a net other expense of $117,000 compared to a net other income of $51,000 for the same period in 2004.  Net other expense for the third quarter of 2005 includes $202,000 of interest accretion relating primarily to the PDI notes. Net other income during the third quarter of 2004 consisted primarily of $69,000 of rental income offset partially by derivative revaluation expense.

Net other expense for the nine months ended September 30, 2005 was $104,000 compared to net other income of $367,000 during the same period of 2004.  Net other expense for 2005 included approximately $478,000 of interest expense primarily relating to the PDI notes, partially offset by $131,000 of interest income and $242,000 gain on derivative revaluation. This compares with a net other income of $367,000 for the same period last year which included interest and rental income of $208,000 and $159,000 derivative revaluation income

Liquidity and Capital Resources

The Company is presently experiencing liquidity difficulties. In connection with its amendment of its agreement with Prostrakan in November of 2005, Cellegy received a payment of $2 million and may receive future milestone payments of up to $750,000 upon approval of the product in certain major European countries. Unless it is able to secure additional funding as discussed below, the Company will most likely not be able to support its research programs or its product commercialization activities for most of 2006.

Cash and cash equivalents were approximately $2.3 million at September 30, 2005 compared to $8.7 million at December 31, 2004. Cash used in operations during the first nine months of 2005 was $12.2 million as compared to $8.4 million during the same period in the prior year.  The $3.8 million increase in the use of cash in operations in 2005 was due primarily to the April settlement of PDI’s lawsuit and its associated legal costs, officer and other severence expenses and the inclusion of Biosyn in 2005.  This was partly offset by approximately $1.1 million received in connection with a sublease termination agreement. The settlement with PDI required the payment of $2.0 million and the issuance of two non-interest bearing long-term notes with an aggregate face value of $6.5 million. These notes are classified as current for financial reporting purposes (see Note 12). The use of cash from operating activities for the first nine months of 2005 was partially offset by $5.7 million in net proceeds provided by the May, 2005 sale of common stock.

We prepared our financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, we have experienced net losses from operations since our inception. Through September 30, 2005, we had incurred an accumulated deficit of $130.3 million and had consumed cash from operations of $91.8 million. We expect negative cash flow from operations to continue for the foreseeable future, due to our need to continue or expand development programs, to commercialize products and build inventory once regulatory approvals have been obtained, if any, and to meet our contractual obligations with PDI.

These factors raise substantial doubt about our ability to continue as a going concern. Our plans with regard to these matters include raising additional required funds through one or more of the following options: seeking partnerships with other pharmaceutical companies to co-develop and fund our research and development efforts, sale of all rights to our Fortigel product, pursuing additional out-licensing arrangements with third parties, re-licensing and monetizing in the near term our future milestone and royalty payments expected from existing licensees and seeking equity or debt financing. In addition, we will continue to implement further cost reduction programs and reduce discretionary spending, if necessary, to meet our obligations as they become due for the foreseeable future.

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

As described in Note 16 to the Condensed Consolidated Financial Statements, the Company received a second letter from The Nasdaq Stock Market dated August 9, 2005 indicating that for ten consecutive trading days prior to August 8, 2005, the market value of the common stock had failed to remain at or above $50 million as required for continued inclusion on the Nasdaq National Market by Marketplace Rule 4450(b)(1)(A).

On September 15, 2005 the Company announced that it had received a determination letter dated September 14, 2005 following a hearing by the Listing Qualifications Panel of the Nasdaq Stock Market indicating that the Company’s common stock will transfer from the Nasdaq National Market to the Nasdaq SmallCap Market, effective at the opening of business on September 16, 2005.  The transfer from the Nasdaq National Market is due to the Company not currently satisfying the $50 million market capitalization requirement of Nasdaq Marketplace Rule 4450(b)(1)(A).  The Company did not request a review of the Panel’s determination.

The Company continues to experience fluctuations in its share price. As long as the Company complies with the Nasdaq Small Cap Market’s continued listing requirements, which require, among other things, (i) that our stock price equals or exceeds $1.00 and (ii) that either the aggregate market value of our common stock exceeds $35 million or our stockholder equity exceeds $2.5 million, we will continue to remain listed thereon.  If the Company is unable to meet the requirements for continued listing with the Nasdaq SmallCap Market, it could further reduce the liquidity of our common stock, cause certain investors not to trade in our common stock, and result in a lower stock price.  This could also make it more difficult for us to raise required funds through equity financing transactions and could otherwise have an adverse impact on business, financial condition and results of operations.

Subsequent Events

On November 8, 2005 a press release was issued relative to the Company’s Savvy Ghana Phase 3 HIV prevention trail. It was announced that the Data Monitoring Committee (DMC) reviewing interim data from the trial recommended that continuing the trial would not allow the effect of Savvy (C31G vaginal gel) on HIV to be determined because of a lower than expected rate of HIV seroconversion in the trial. The estimated annual rate of HIV seroconversion in the Ghana study population was 3.7% at the time of trial initiation, but the observed annual rate was 1.2% eighteen months into the trial, approximately on third of the expected rate. This lower rate was possibly due, in part, to procedures designed to ensure ethical trial design, including counseling on HIV prevention and distribution of condoms.

Most importantly, the DMC concluded that Savvy appears to be safe and that there is no evidence of safety concerns, based on a review of the comparative numbers of HIV seroconversions in the Savvy and placebo groups, and other interim data.

As a result of the data review, Cellegy, Family Health International (FHI) and the United States Agency for International Development (USAID), which is funding the trial, collectively agreed that the trial in Ghana should be discontinued, and that Savvy should continue to be studied for its effect on preventing HIV transmission. Consideration is being given to expansion of the ongoing Savvy Phase 3 HIV prevention trial in Ghana and/or the opening of new trial sites in areas with higher HIV incidence as ways to determine the effectiveness of Savvy.

Additionally, data from the Ghana trial will be analyzed for effects on other endpoints including pregnancy. If the data warrant, the Ghana results will be submitted as a supplemental data package for the contraception New Drug Application. Since the analysis of the HIV data did not indicate any safety concerns, the Savvy Phase 3 contraception trial underway in the United States will continue as planned, with enrollment ongoing at sites throughout the U.S. Planning is underway for a second contraception study also at sites in the U.S. Additional studies are planned to examine effectiveness against other sexually transmitted diseases (STDs), including herpes, in the near future.

On November 9, 2005 the Company amended its December 2004 exclusive license and distribution agreement with ProStrakan for the commercialization of Rectogesic in Europe. Under the terms of the amended agreement, ProStrakan will assume responsibility for all manufacturing and other product support functions and will purchase the product directly from the manufacturer rather than purchasing from Cellegy under the terms of the original agreement. In return, Cellegy received a payment of $2 million and may receive future milestone payments of up to $750,000 upon approval of the product in certain major European countries. Cellegy will benefit from reduced infrastructure costs by having its partner take over manufacturing responsibilities.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  No changes in those policies and estimates have occurred during the nine months ended September 30, 2005.

Factors That May Affect Future Operating Results

Risks Relating to Our Business

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect our ability to develop or market products.

The Company is presently experiencing liquidity difficulties. Throughout our history, we have consumed substantial amounts of cash. Our cash requirements may increase to fund the additional expenses required to continue our research and development programs, and to fund future payments in support of Biosyn’s operations to the extent these are not covered by various government and non-government organizations. In addition, one or more such organizations could withdraw, reduce the extent of, delay or terminate their funding commitments.

The amount of cash required to fund future expenditures and capital requirements will depend on numerous factors including, without limitation:

•	requirements in support of our development programs;

•	progress and results of pre-clinical and clinical testing;

•
time and costs involved in obtaining regulatory approvals, including the cost of complying with additional FDA information and/or clinical trial requirements to obtain marketing approval of our Tostrelle, Savvy and Cellegesic product candidates;

•	the commercial success of our products that are approved or may be approved for marketing by the United States or foreign regulatory authorities;

•	the costs of filing, prosecuting, defending and enforcing patent claims, oppositions and appeals, and our other intellectual property rights;

•	our ability to establish new collaborative arrangements;

•	the validation of a second contract manufacturing site; and

•	the extent of expenses required to support Biosyn operations.

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

As described in Note 12 above, in connection with the settlement of its litigation with PDI, Inc. in April 2005 Cellegy issued two promissory notes to PDI in the principal amounts of $3.0 million and $3.5 million. Cellegy is required to make current payments on the note to the extent of (i) 50% of licensing fees, royalties or milestone payments (or, in each case, other payments in the nature thereof) received by Cellegy (or its subsidiaries or controlled affiliates) with respect to any of Cellegy’s (or such other entities’) agreements or arrangements with respect to the Tostrex® or Rectogesic® products in territories outside of North America, (ii) 50% of licensing fees, royalties or milestone payments (or, in each case, other payments in the nature thereof) received by Cellegy (or its subsidiaries or controlled affiliates) with respect to any of Cellegy’s (or such other entities’) agreements or arrangements with respect to Fortigel in North American markets. These payments are required to be made to PDI within two business days after Cellegy receives the payments. Cellegy’s obligations under the note are secured by a security interest in favor of PDI, which is reflected in a security agreement between Cellegy and PDI, in Cellegy’s interests in the payments described above and any proceeds therefrom (and certain related collateral). In addition, Cellegy is required to make payments on the $3.0 million note with respect to 10% of proceeds received by Cellegy in excess of $5.0 million from financing transactions. Amounts owed under the note may be accelerated upon an event of default, which is defined to include, but is not limited to, any of the following: Cellegy’s failure to pay any amounts owed under the note when due (including the payments described above constituting collateral for the note); certain kinds of bankruptcy filings or certain related actions or proceedings; any breach of any of Cellegy’s covenants, conditions or agreements in the note or security agreement following notice from PDI that remains uncured for 30 days; the security interest no longer being a valid, perfected, first priority security interest; and a default in indebtedness of Cellegy with an aggregate principal amount in excess of $2.0 million that results in the maturity of such indebtedness being accelerated before its stated maturity.

PDI may assert that the amount or timing of payments by Cellegy to PDI under the provisions described above constitute an event of default under one or both of the notes. For example, PDI may claim that it is entitled to receive payments that Cellegy believes it is not entitled to receive; and Cellegy made a $100,000 payment to PDI in October 2005 shortly after the due date specified in the applicable note and has paid interest to PDI on that amount . If PDI believes that one or more events of default have occurred under one of the notes, PDI might declare a default, accelerate the maturity date of the notes and contend that the notes are immediately due and payable in full. In addition, PDI might attempt to foreclose on the collateral securing Cellegy’s obligations under the $3.0 million note, initiate litigation against Cellegy and seek damages, injunctive relief or other remedies. In light of its current cash position, Cellegy would be unable to pay the amount of these notes if their maturity dates were accelerated.

Cellegy believes it has strong defenses to any such claim and intends to vigorously defend any such claim by PDI. However, defending any litigation that might be initiated could be very expensive, divert management time, adversely impact one or more alternatives for obtaining funds required to continue operations, and have a material adverse effect on the Company.  The Company believes that it is in compliance with the terms and conditions of the security agreement with PDI in all material respects.

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

The audit opinion from our independent registered accounting firm regarding Cellegy’s consolidated financial statements for the year ended December 31, 2004, included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. We have incurred losses from operations since inception and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

In April 2005, the Company submitted a written response to the FDA containing new analyses of data from its Cellegesic Phase 3 trials. The FDA, which had previously issued a Not Approvable Letter for Cellegesic in December 2004, had initially indicated a target response date of June 15 concerning the results of its analysis of the data.  The Company has not yet received the FDA’s response; however the FDA has indicated that it is currently reviewing the submission and will advise the Company of it findings once its review is completed. While we have received no indication as to when the FDA will respond, the Company has maintained discussions with the FDA and understands that the NDA continues to be under review.

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

Clinical trials can be extremely costly. Certain costs relating to the Phase 3 trials for the Savvy product for contraception and reduction in the transmission of HIV, and other clinical and preclinical development costs for the Biosyn pipeline products acquired by Cellegy, are funded directly by certain grant and contract commitments from several governmental and non-governmental organizations, or NGOs. Nevertheless, these Phase 3 trials and Cellegy’s other planned clinical trials could require Cellegy to provide significant trial funding in future years. There can be no assurance that funding from governmental agencies and NGOs will continue to be available at previous levels or at all, and any other Phase 3 trials that Cellegy may commence in the future relating to its products could involve the expenditure of several million dollars through the completion of the clinical trials. In addition, delays in the clinical trial process can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. The speed with which we complete our clinical trials and our regulatory submissions, including NDAs, will depend on several factors, including the following:

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

The patent position of companies engaged in businesses such as Cellegy’s business generally is uncertain and involves complex legal and factual questions. There is a substantial backlog of patent applications at the United States Patent and Trademark Office, or USPTO. Patents in the United States are issued to the party that is first to invent the claimed invention. There can be no assurance that any patent applications relating to Cellegy’s products or methods will issue as patents, or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted there under will provide us a competitive advantage.

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

PendoPharm, Inc. is Cellegy’s contract manufacturer for our North American and European clinical supplies and future commercial supplies of Cellegesic and Fortigel prescription products in those territories, while the Australian and South Korean product sales are sourced by a pharmaceutical manufacturer in Australia and the Gryphon skin care product sales are sourced by a manufacturer in the New York area. In July 2003, PanGeo Pharma, our former contract manufacturer, filed for bankruptcy protection under Canadian law. Under a reorganization plan, PanGeo sold its facilities to an affiliate of Pharmascience, another Canadian manufacturer, and was renamed PendoPharm, Inc. Cellegy has not experienced any material adverse impact to date from the previous bankruptcy filing, The manufacturing facility was inspected and re-certified by Canadian regulatory authorities after its acquisition by PendoPharm, and PendoPharm has continued to supply product from the manufacturing facility without interruption. Nevertheless, uncertainty exists concerning the future operations of PendoPharm manufacturing plant and whether PendoPharm will be able to meet Cellegy’s clinical and product requirements on a timely basis, if at all, in the future. In addition, there can be no assurances relating to PendoPharm’s ability to continue to produce product under Good Manufacturing Practices required by the FDA or other regulatory agencies. There could be difficulty or delays in importing raw materials or exporting product into or out of Canada resulting in delays in our clinical trials or commercial product sale. Cellegy has started the process of establishing an alternative production site at a domestic location. This is an expensive and time consuming process and there may be delays and additional costs relating to the technical transfer and validation of alternate suppliers.

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

Recent studies of female hormone replacement therapy products have reported an increase in certain health risks with long-term use. As a result of such studies, some companies that sell or develop female hormone replacement products have experienced decreased sales of these products, and in some cases, a decline in the value of their stock. Publications have, from time to time, suggested potential risks associated with testosterone replacement therapy, or TRT. Potential health risks were described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. It is possible that further studies on the effects of TRT could demonstrate other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact the development and successful commercialization of our Tostrex and Tostrelle product candidates. In addition, in a meeting with the FDA, the FDA informed Cellegy that specific guidelines regarding the long-term safety of testosterone for the treatment of female sexual dysfunction are under internal discussion by the Division of Reproductive and Urologic Drug Products. Cellegy is awaiting these guidelines before embarking on a Phase 3 program. If the new FDA guidelines prove to be too onerous or too costly to implement, the Phase 3 program may be significantly delayed or we may decide not to pursue further development of Tostrelle product. The above factors could adversely affect investor attitudes and the price of our common stock.

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

We are evaluating our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by the Sarbanes-Oxley Act. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur significant additional expenses and diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by December 2006, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there are few or no precedents available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the Nasdaq Small Cap Market. In addition, we may be required to incur a substantial financial investment to improve our internal systems and the hiring of additional personnel or consultants.

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

The testing, marketing and sale of human health care products entails an inherent risk of allegations of product liability. We are subject to the risk that substantial product liability claims could be asserted against us in the future. Cellegy has obtained insurance coverage relating to our clinical trials in an aggregate amount of $1.0 million and an aggregate amount of $3.0 million relating to the clinical trials relating to products acquired from Biosyn. If any of our product candidates are approved for marketing, we may seek additional coverage. There can be no assurance that Cellegy will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities.

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

•
Regulatory developments relating to our products,  including but not limited to, the expected response from the FDA concerning Cellegesic. Clinical trial results, particularly the outcome of our more advanced studies; or negative responses from regulatory authorities with regard to the approvability of our products;

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

There are 4,000,000 shares of our common stock that are reserved for issuance under the structured secondary offering facility arrangement, or Kingsbridge SSO, that we entered into in January 2004 with Kingsbridge Capital Limited, or Kingsbridge, 260,000 shares of which are related to a warrant that we issued to Kingsbridge. In certain circumstances where the registration statement covering those shares is not effective or available to Kingsbridge, additional shares may be issuable to Kingsbridge under the agreement. Such circumstances could include, for example, suspending Kingsbridge’s ability to sell shares pursuant to the registration statement because of the existence of material undisclosed developments relating to Cellegy. If within 15 trading days following any settlement date on which Cellegy issues shares under the Kingsbridge SSO, Cellegy suspends Kingsbridge’s ability to sell shares by delivering a notice to Kingsbridge, referred to as a blackout notice, then if the volume weighted average market price of our common stock, or the VWAP, is higher on the trading day immediately before the blackout notice is delivered than it is on the first trading date after the blackout trading period is lifted, Cellegy is obligated to pay to Kingsbridge an amount based on a percentage, ranging from 75% to 25% depending on when the blackout notice is delivered, of the difference between the two VWAP prices multiplied by the number of shares purchased by Kingsbridge under the most recent draw down and held by Kingsbridge immediately before the suspension was imposed. Cellegy may, in its discretion, pay this amount either in cash or in shares, the value of which is based on the market price of the common stock on the first trading date after the registration statement became available again. In addition, if we fail to issue and sell common stock to Kingsbridge pursuant to drawdowns at least equal to $2.66 million under the Kingsbridge SSO during the term of the agreement, then we have agreed to pay approximately $266,000 to Kingsbridge. The issuance of shares under the Kingsbridge SSO at a discount to the market price of the common stock, and upon exercise of the warrant, will have a dilutive impact on other stockholders, and the issuance or even potential issuance of such shares, if any, could have a negative effect on the market price of our common stock. If we sell stock to Kingsbridge when our share price is decreasing, such issuance will have a more dilutive effect and may further decrease our stock price. A decrease in our stock price or other consequences of issuing shares under the Kingsbridge SSO could potentially cause us not to satisfy one or more requirements for the continued listing of our common stock on the Nasdaq Small Cap Market, or could impair or prevent our ability to obtain additional required financing, resulting in a damaged capital structure.

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

We may not be able to maintain our listed status with the Nasdaq Small Cap Market.

As described in Note 16 to the Condensed Consolidated Financial Statements, the Company received a second letter from The Nasdaq Stock Market dated August 9, 2005 indicating that for ten consecutive trading days prior to August 8, 2005, the market value of the common stock had failed to remain at or above $50 million as required for continued inclusion on the Nasdaq National Market by Marketplace Rule 4450(b)(1)(A).

On September 15, 2005 the Company announced that it had received a determination letter dated September 14, 2005 following a hearing by the Listing Qualifications Panel of the Nasdaq Stock Market indicating that the Company’s common stock will transfer from the Nasdaq National Market to the Nasdaq SmallCap Market, effective at the opening of business on September 16, 2005.  The transfer from the Nasdaq National Market is due to the Company not currently satisfying the $50 million market capitalization requirement of Nasdaq Marketplace Rule 4450(b)(1)(A).  The Company did not request a review of the Panel’s determination.

The Company continues to experience fluctuations in its share price. As long as the Company complies with the Nasdaq Small Cap Market’s continued listing requirements, which require, among other things, (i) that our stock price equals or exceeds $1.00 and (ii) that either the aggregate market value of our common stock exceeds $35 million or our stockholder equity exceeds $2.5 million, we will continue to remain listed thereon.  If the Company is unable to meet the requirements for continued listing with the Nasdaq SmallCap Market, it could further reduce the liquidity of our common stock, cause certain investors not to trade in our common stock, and result in a lower stock price.  This could also make it more difficult for us to raise required funds through equity financing transactions and could otherwise have an adverse impact on business, financial condition and results of operations.

Future sales of shares of our common stock may negatively affect our stock price.

As a result of our acquisition of Biosyn, we issued approximately 2,462,000 shares and assumed options and warrants to purchase 318,504 shares of our common stock. In addition, from 2002 through September 30, 2005 we have issued 9,088,218 shares of our common stock in private placement transactions and through the Kingsbridge SSO. A substantial portion of these shares is held by a relatively small number of stockholders. Sales of a significant number of the above shares into the public markets, particularly in light of our relatively small trading volume, may negatively affect our stock price. Additionally, as of September 30, 2005, we also have outstanding warrants and vested stock options that can be exercised by the holders to acquire up to approximately 5,460,493 of our common stock. The exercise of these options or warrants could result in significant dilution to our stockholders at the time of exercise.

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

Item 3.            Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. All of our securities owned as of September 30, 2005 were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

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

Item 1.            Legal Proceedings

None

Item 2.            Unregistered sales of equity securities and use of proceeds

None

Item 3.            Defaults Upon Senior Securities

   None

Item 4            Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders, held on September 28, 2005, three matters were submitted to vote of the shareholders: (i) the election of directors; (ii) approval of the Company’s 2005 Equity Incentive Plan; and (iii) the ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors for the 2005 fiscal year.

(i) With respect to the election of directors, five nominees (constituting all of the Company’s nominees for election) were elected by, at least, 24,656,198 shares voted for and with no more than 2,688,456 shares withheld.

(ii) With respect to the approval of the 2005 Equity Incentive Plan, 16,162,872 shares shares voted in favor, 3,003,875 shares voted against and 12,334 shares were withheld.

(iii) With respect to the ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors for the 2005 fiscal year, 35,618,653 shares voted in favor, 18,827 shares voted against and 9,734 shares were withheld.

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

CELLEGY PHARMACEUTICALS, INC.

Date:	November 14, 2005	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Date:	November 14, 2005	/s/ Robert J. Caso
Robert J. Caso
Vice President, Finance and Chief Financial Officer