Form 10-K
period 2005-12-31
CELLEGY PHARMACEUTICALS INC
filed 2006-03-31
CIK 887247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-26372

CELLEGY PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1800 Byberry Rd., Building 13, Huntingdon Valley, PA 19006
(Address of Principal Executive Offices) (zip code)
Registrant’s telephone number, including area code: (215) 914-0900
Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐	NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐	NO ☒
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐	NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $43,547,000.
As of March 24, 2006, there were 29,831,625 shares of common stock outstanding.

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

This Annual Report includes forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may also differ materially from those discussed in this Annual Report. These risks and uncertainties include those described in “Risk Factors” and elsewhere in this Annual Report. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report.

CELLEGY PHARMACEUTICALS, INC. 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Unless the context otherwise requires, the terms “we”, “our”, “the Company”, and “Cellegy” refer to Cellegy Pharmaceuticals, Inc., a Delaware corporation, and its subsidiaries. Savvy®, Cellegesic™, Fortigel™, Tostrelle®, Tostrex®, and Rectogesic® are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

PART I

ITEM 1:  BUSINESS

Cellegy Pharmaceuticals is a development stage specialty biopharmaceutical company primarily engaged in the development and commercialization of prescription drugs targeting women’s health care, including the reduction in transmission of HIV, and gastrointestinal conditions using proprietary topical formulations and nitric oxide (“NO”) donor technologies. In October 2004, Cellegy completed the acquisition of Biosyn, Inc., a privately held Pennsylvania based biopharmaceutical company, with a late-stage product candidate, Savvy® (C31G vaginal gel), a contraceptive microbicide gel designed to reduce HIV/AIDS transmission in women.

Cellegy is developing Cellegesic™ (nitroglycerin ointment) for the treatment of anal fissures and hemorrhoids. In January 2004, the results of preliminary analysis of our third Phase 3 clinical trial for Cellegesic showed a reduction in anal fissure pain, compared with a placebo control, during the first three weeks of the trial, the primary efficacy endpoint of the study. The company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA” or the “Agency”) in June 2004. The FDA issued a Not Approvable letter for Cellegesic in December 2004.

Cellegy submitted an amended NDA containing new analyses of data from its trials to the FDA in April 2005 and the submission has been under review at the FDA since then.  In January 2006, the FDA indicated that the Company’s submission will be reviewed April 25, 2006 by the Cardiovascular and Renal Drug Products Advisory Committee (the “Committee”), an independent panel of external experts. The Committee’s recommendation for approval or non-approval of Cellegesic is expected to be rendered at the conclusion of its review. While the FDA will consider the findings of the Committee, the final regulatory decision rests with the Agency. The FDA has not indicated when its final decision will be communicated. Cellegesic cannot be marketed in the United States unless and until the FDA grants marketing approval for the product.

The U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) approved Cellegesic (branded Rectogesic in Europe) for sale in the United Kingdom in August 2004 and the product was launched by our European marketing partner, ProStrakan Group Limited (“ProStrakan”), in May 2005. ProStrakan is seeking additional approvals of Rectogesic by other member states of the European Union through the Mutual Recognition Procedure. The Mutual Recognition Procedure has been successfully completed, although additional national licenses will be sought and are expected to be issued in the 19 additional countries included in the submission.

Cellegy is developing two transdermal gel testosterone products, Fortigel™ (testosterone gel) and Tostrelle® (testosterone gel). Fortigel, a replacement therapy for male hypogonadism, was the subject of a Not Approvable letter by the FDA in July 2003. Tostrex® (testosterone gel), which is the brand name for Fortigel in Europe, was approved by the Medical Products Agency in Sweden (“MPA”) for the treatment of male hypogonadism in December 2004 and was launched by ProStrakan in September, 2005. ProStrakan is currently seeking additional approvals of Tostrex by other member states of the European Union through the Mutual Recognition Procedure.

Tostrelle is for the treatment of female sexual dysfunction in postmenopausal women and has completed Phase 2 development. In 2004, the FDA indicated that specific guidelines regarding the long-term safety of testosterone for the treatment of female sexual dysfunction are under internal discussion by the Division of Reproductive and Urologic Drug Products. The company is awaiting these guidelines before embarking upon a Phase 3 program.

Biosyn is developing a portfolio of proprietary products known as microbicides. Biosyn’s product candidates, which include both contraceptive and non-contraceptive microbicides, are used intravaginally to reduce transmission of sexually transmitted diseases (“STD’s”) including HIV/AIDS. Biosyn’s products include Savvy, which is currently undergoing Phase 3 clinical trials in Africa and in the United States; UC-781 vaginal gel, in Phase 1 trials; and Cyanovirin-N, in pre-clinical development.

Products Under Development

Cellegesic (nitroglycerin ointment for treatment of anal fissures and dyspareunia)

Cellegesic is a topical, nitroglycerin-based prescription product being developed for the treatment of anal fissures and dyspareunia. Nitroglycerin is a drug that has safely and effectively been used for many years to treat cardiac conditions, primarily angina pectoris.

Anal fissures are painful tears in the lining of the anal canal. The condition is associated with increased pressure in the anal canal and a decrease in blood supply to the region. Many chronic cases require a surgical procedure (Lateral Internal Sphincterotomy) that is designed to reduce anal pressure by severing the inner anal sphincter muscle. This procedure, while highly effective, frequently leaves up to 35% of patients incontinent.

There are currently no FDA approved drug therapies for anal fissures, although topical anesthetics and anti-inflammatory agents, which only partially and temporarily relieve the symptoms of the condition, are currently prescribed. According to 2004 Verispan audits, anal fissures afflict an estimated 765,000 Americans, resulting in over one million physician visits each year. These data for 2004 show about 84,000 annual uses of pharmacy-compounded nitroglycerin for the treatment of anal fissures.

Dyspareunia is a condition that is characterized by intense vaginal pain. The condition can be recurrent and frequently causes significant impairment to normal sexual functioning in women. Several publications have reported that between 7% to 15% of American women of sexually active age are affected by the condition. There are no approved treatments for dyspareunia and while many different approaches are used, none are completely satisfactory. In a non placebo controlled clinical study of nitroglycerin ointment conducted by Dr. Jennifer Berman of the University of California Los Angeles Medical Center, the product was reported to reduce the pain of women suffering from vulvodynia, a condition that is a major contributor to dyspareunia. The Company may conduct additional clinical trials using Cellegesic for the treatment of vulvodynia.

Previous Cellegesic Clinical Trial Results. We completed our initial Phase 3 clinical trial using Cellegesic for the treatment of anal fissures and announced the results in November 1999. The trial, which included 304 patients, did not demonstrate a statistically significant rate of healing compared with placebo, but did show significant pain reduction. Based on this outcome, we initiated a second Phase 3 trial in 2000 to test the drug’s ability to reduce fissure pain, the primary trial endpoint, with healing of chronic anal fissures as a secondary endpoint. The second Phase 3 clinical trial, which included 229 patients, was completed in September 2001. Positive results were achieved in the primary endpoint, which was accelerating the rate of pain reduction associated with chronic anal fissures. Statistical significance was not achieved in healing.

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

In January 2004, Cellegy announced results of its third Cellegesic Phase 3 clinical trial showing a statistically significant (p<0.05) reduction in anal fissure pain compared with a placebo control during the first three weeks of the trial, the primary efficacy endpoint of the study. As observed in two earlier Phase 3 trials, the most common side effect was mild to moderate headache. The double blind, placebo controlled trial was conducted according to a Special Protocol Assessment (“SPA”) that was agreed to by Cellegy and the FDA. Based on these trial results we filed an NDA with the FDA in July 2004.

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

The Company submitted an amended NDA containing new analyses of data from its trials to the FDA in April 2005, and the submission has been under review at the FDA since then.  In January 2006, the FDA indicated that the company’s submission will be reviewed on April 25, 2006 by the Cardiovascular and Renal Drug Products Advisory Committee. The Committee’s recommendation for approval or non-approval of Cellegesic is expected to be rendered at the conclusion of its review. While the FDA will consider the findings of the Committee, the final regulatory decision rests with the Agency. The FDA has not indicated when its final decision will be communicated. Cellegesic cannot be marketed in the United States unless and until the FDA grants marketing approval for the product.

Savvy (contraceptive vaginal gel for women, designed to prevent HIV/AIDS)

Cellegy obtained rights to the late-stage product candidate, Savvy, with its October 2004 acquisition of Biosyn. Savvy, a microbicidal gel, is one of the most clinically advanced product candidates in development for the reduction in transmission of HIV and has also shown promising results in the prevention of other STDs, including those caused by herpes simplex virus and Chlamydia. Savvy has also shown activity against gonorrhea and syphilis.

Savvy is currently undergoing a Phase 3 trial for reduction of HIV transmission in Nigeria in populations of women at risk for HIV infection. The primary endpoint of the study is a 50% reduction in the rate of transmission of HIV in the Savvy group compared with the placebo. The current enrollment for the Nigerian trial is approximately 2,000 women.

In November 2005, the company discontinued its Phase 3 trial for reduction of HIV transmission in Ghana which had enrolled approximately 2,100 women. The Data Monitoring Committee reviewing interim data from the Savvy Ghana Phase 3 HIV prevention trial made the recommendation in November 2005 that continuing the trial would not allow the effect of Savvy (C31G vaginal gel) on HIV to be determined because of a lower than expected rate of HIV seroconversion in the trial. The estimated annual rate of HIV seroconversion in the Ghana study population was 3.7% at the time of trial initiation, but the observed annual rate was 1.2% eighteen months into the trial. This lower rate was possibly due in part to procedures designed to ensure ethical trial design, including counseling on HIV prevention and distribution of condoms. There were no safety issues associated with the Ghana trial.

Consideration is being given to expansion of the ongoing Savvy Phase 3 HIV prevention trial in Nigeria and/or the opening of new trial sites in areas with higher HIV incidence as ways to determine the effectiveness of Savvy. Additionally, data from the Ghana trial will be analyzed for effects on other endpoints including pregnancy. If the data warrant, the Ghana results will be submitted as a supplemental data package for the contraception New Drug Application.

A Phase 3 trial for contraception is ongoing in the United States, with about 686 women enrolled out of an expected total enrollment of 1,600 by the end of 2007.

The active compound in Savvy is C31G, a broad-spectrum compound with antiviral, antibacterial and antifungal activity. Its mechanism of action is via immediate membrane disruption, and it is also spermicidal. Because of its mechanism of action, C31G has a low potential for resistance and is active against drug resistant pathogens.

Certain Phase 3 trial expenses for Savvy, and certain other clinical and preclinical development costs for the Biosyn pipeline, are funded by grant and contract commitments through agencies including: the United States Agency for International Development; the National Institute for Child Health and Development; the National Institute for Allergy and Infectious Disease; CONRAD (formerly the Contraceptive Research and Development Program); and other governmental and philanthropic organizations.

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

Fortigel is a transparent, rapid-drying and non-staining gel, designed as a once-a-day application from a unique metered dose dispenser to relatively small areas of the skin. Based on the results of a 201-patient Phase 3 trial announced in November 2001, Cellegy filed an NDA in June of 2002. However, Fortigel was subsequently the subject of a Not Approvable letter by the FDA in July 2003. In its letter, the FDA stated that in its opinion the following deficiencies in the Fortigel NDA were found: (1) there is insufficient information to establish that high supraphysiologic daily Cmax serum testosterone levels achieved in a significant portion of participants in the major clinical study supporting the NDA are safe under conditions of chronic administration; and (2) there is insufficient information provided to demonstrate that the dose of the product can be adjusted to consistently preclude achieving these high supraphysiological testosterone levels. The company has no current plans to develop the product further and is seeking to either sell or out-license the technology.

Tostrex® (testosterone gel), which is the brand name for Fortigel in Europe, was approved in December 2004 by the Medical Products Agency in Sweden for the treatment of male hypogonadism and was launched by ProStrakan in September 2005. ProStrakan is currently seeking additional approvals of Tostrex by other member states of the European Union through the Mutual Recognition Procedure.

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

Based on the results of pharmacokinetic studies in men receiving Fortigel, scientists calculated the concentration of testosterone required to achieve normal pre-menopausal hormone levels in postmenopausal women. The result is Cellegy’s Tostrelle, a product designed to safely restore normal testosterone levels in hormone deficient women.

Cellegy has successfully completed two Phase 1/2 pharmacokinetic studies in which the proper dosage was determined to restore normal testosterone levels to naturally menopausal and surgically induced menopausal women. In September 2004, we announced results of a second interim analysis of a Phase 2 study using Tostrelle for the treatment of female sexual dysfunction, which showed a 65% increase in sexual activity in women with hypoactive sexual desire disorder (HSDD), a 30% increase over placebo. Based on these results, the Company stopped enrollment in the Phase 2 clinical study. Later in 2004, the Company met with the FDA to review the trial results and the overall Tostrelle program. The FDA informed Cellegy that specific guidelines regarding the long-term safety of testosterone for the treatment of female sexual dysfunction are under internal discussion by the Division of Reproductive and Urologic Drug Products. Cellegy is awaiting these guidelines before embarking upon a Phase 3 program. If the new FDA guidelines prove to be too onerous, limiting or too costly to implement, the Phase 3 program may be significantly delayed or Cellegy may decide not to pursue the further development of Tostrelle.

Marketed Products

Rectogesic (nitroglycerin ointment for the treatment of anal fissures)

Rectogesic (nitroglycerin ointment), the brand name for Cellegesic outside of the United States, was approved by the MHRA for sale in the United Kingdom in September 2004 and was launched by ProStrakan in May 2005. Approvals by other member states of the European Union are being sought by ProStrakan through the Mutual Recognition Procedure.

In November 2005, Cellegy renegotiated its marketing agreement with ProStrakan. Under the terms of the amended agreement, ProStrakan will assume responsibility for all manufacturing and other product support functions and will purchase the product directly from the manufacturer rather than from Cellegy. In connection with its revised marketing agreement, Cellegy received a payment of $2 million and may receive certain future milestone payments of up to $750,000 upon approval of the product in certain major European countries.

Rectogesic was approved by the Australian Therapeutic Goods Administration, has been successfully marketed in Australia since 1999, and is now also marketed in New Zealand, Singapore and South Korea. Rectogesic is the only approved product for the treatment of anal fissures.

On March 24, 2006 Cellegy announced that its European marketing partner ProStrakan had successfully completed the European Union Mutual Recognition Procedure for Rectogesic. Following the successful conclusion of the MRP process, national licenses will be sought and are expected to be issued in due course in the 19 additional countries included in the MRP submission application. Cellegy is entitled to receive $250,000 for each marketing regulatory approval obtained in the first of any three countries out of France, Italy, Germany or Spain up to a maximum total amount payable of $750,000. PDI is entitled to receive one-half of these payments under its previous agreements with Cellegy.

Tostrex (testosterone gel)

Tostrex was approved in December 2004 by the MPA for the treatment of male hypogonadism and was launched by ProStrakan in September 2005. ProStrakan is currently seeking additional approvals of Tostrex by other member states of the European Union through the Mutual Recognition Procedure.

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

•
Outside the United States. In most cases, we plan to out-license the overseas rights for the products we develop. During 2004 in two separate transactions, we out-licensed commercial rights to our Tostrex and Rectogesic products in Europe to ProStrakan Group Limited, a specialty pharmaceutical company located in the United Kingdom with European-wide marketing capability.

•
Manufacturing. Cellegy has manufacturing arrangements with PendoPharm Inc., an FDA approved contract-manufacturing company based in Canada. PendoPharm, an affiliate of Pharmasciences, has successfully manufactured Cellegesic, Fortigel and Tostrelle for past clinical trials and Rectogesic and Tostrex for European commercial sales. PendoPharm will be the commercial manufacturer of these products in the event of any future regulatory approvals in other markets. In 2005, the Company modified its relationship with PendoPharm concerning the manufacture of Rectogesic, giving control to ProStrakan. Similar control was given to ProStrakan in 2006 regarding the manufacture of Tostrex. We are planning to validate a domestic contract manufacturer to serve as a second manufacturing source for our product candidates. Our products sold in Australia, New Zealand, Singapore and South Korea are currently supplied by a pharmaceutical manufacturer in Australia.

•
Distribution. Cellegy has entered into distribution agreements for Rectogesic in New Zealand, Singapore and South Korea. Cellegy has also entered into distribution agreements for Tostrex in Israel, Australia, South Korea, South Africa and approximately 10 other Far East markets.

Research Programs

Cellegy’s research and development programs focus on developing products in the area of women’s health, prevention of HIV transmission, sexual function, anorectal and peripheral vascular disorders. The acquisition of Biosyn in 2004 expanded our pipeline into the area of women’s health. Most of our current research programs are now being conducted at Biosyn, in Huntingdon Valley, Pennsylvania.

Biosyn. Biosyn’s topical microbicide technology expands our product pipeline in women’s health care. In 2004, Biosyn’s lead product, Savvy, entered three concurrent Phase 3 clinical studies; a contraception study in the United States and two HIV studies Africa. In Africa, studies were being conducted in Nigeria and in Ghana testing Savvy’s effectiveness in preventing HIV transmission in women. In November 2005, the company discontinued its Ghana trial due to a lower than expected rate of HIV seroconversion in the trial. The estimated annual rate of HIV seroconversion in the Ghana study population was 3.7% at the time of trial initiation, but the observed annual rate was 1.2% eighteen months into the trial. This lower rate was possibly due in part to procedures designed to ensure ethical trial design, including counseling on HIV prevention and distribution of condoms. There were no safety issues associated with the Ghana trial.

If the Phase 3 trial for contraception in the United States is successful, Savvy could be the first product among many microbicide products in various stages of development to enter the commercial marketplace. There can be no assurances that Savvy will be successfully commercialized or, if commercialized, that it would be the first, or one of the first, such products to enter the marketplace.

A second-generation product, UC-781, is a non-nucleoside reverse transcriptase (RT) inhibitor that has demonstrated efficacy against a wide range of HIV-1 isolates, including laboratory adapted strains, T cell and macrophage tropic isolates, and primary isolates of all major clades (A through G and isolates that are resistant to other RT inhibitors). Phase 1 human safety studies of UC-781 are currently under way. Biosyn’s expanded microbicides portfolio also includes a naturally occurring protein, Cyanovirin-N, (“CV-N”) that may be effective in blocking viral fusion in vitro. CV-N has demonstrated in vivo efficacy in vaginal and rectal prevention of HIV infection in animal models.

Nitric Oxide Donor Technology. Expanded expertise in nitric oxide pharmacology has led to an understanding of the role of nitric oxide as a signaling molecule, operating at lower concentrations than is normally required for vasodilators, especially in tissue under an abnormally vaso-spasmatic or vaso-constrictive state. This discovery presents various potential approaches to treat conditions caused by vaso-constriction, such as peripheral vascular insufficiency found in Raynaud’s disease and selected aspects of female sexual dysfunction.

Patents and Trade Secrets

Our policy is to protect our technology by, among other things, filing patent applications for technology that we consider important to our business. We intend to file additional patent applications, when appropriate, relating to our technology, improvements to our technology and to specific products that we develop. It is impossible to anticipate the breadth or degree of protection that any such patents will afford, or whether we can meaningfully protect our rights to our unpatented trade secrets. Cellegy also relies upon unpatented trade secrets and know-how, and no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology. It is our policy to require our employees to execute an invention assignment and confidentiality agreement upon employment. Our consultants are required to execute a confidentiality agreement upon the commencement of their consultancy. Each agreement provides that all confidential information developed or made known to the employee or consultant during the course of employment or consultancy will be kept confidential and not disclosed to third parties except in specific circumstances. The invention assignment generally provides that all inventions conceived by the employee shall be the exclusive property of Cellegy. In addition, it is our policy to require collaborators and potential collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection of our trade secrets. Currently, Cellegy holds a number of issued and pending US and foreign patents pertaining to our principal products.

Cellegesic and Rectogesic ointment. Two issued U.S. patents and over 20 issued foreign patents relate to our topical nitroglycerin products, Cellegesic and Rectogesic ointments, for the treatment of anal disorders. While the European patent was challenged and subsequently revoked during opposition proceedings in December 2003, Cellegy has filed an appeal to the decision, and the case stands on appeal.

Testosterone gel products for males and females. Three issued U.S. patents, five issued foreign patents and over 5 pending patent applications relate to our topical testosterone products Fortigel, Tostrex and Tostrelle gels.

Savvy Contraceptive gel. Two issued U.S. patents and over 20 issued foreign patents relate to Savvy gel for contraception and the reduction in transmission of HIV infection.

In addition, Cellegy also holds issued and pending patents pertaining to our potential back-up products for treatment of anal disorders as well as for our earlier pipeline products for the treatment of female sexual disorders, urogenital disorders, and vascular insufficiency.

Acquisitions and Divestitures

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

In November 2001, Cellegy acquired Vaxis Therapeutics Corporation, a private Canadian company subsequently renamed Cellegy Canada. Its operations were discontinued in the fourth quarter of 2005 and the company’s assets liquidated by December 31, 2005. All cancer prevention related patents and in-process technology were returned by action of agreement to Parteq Innovations, from whom Cellegy originally acquired the patents.

In June 2000, Cellegy acquired Quay Pharmaceuticals (subsequently renamed Cellegy Australia), an Australian company marketing Rectogesic, for the treatment of anal fissures. Cellegy continues to self-market Rectogesic through Cellegy Australia.

In December 2005, the Company divested its skin care business.

License Agreements

Cellegy

In December 2002, Cellegy entered into a license agreement (the “PDI Agreement”), with PDI, Inc. (“PDI”) granting PDI the exclusive right to store, promote, sell and distribute Fortigel in North American markets. Cellegy received an upfront payment of $15.0 million on the effective date of December 31, 2002 with an additional $10.0 million payable no later than thirty days after Cellegy certifies to PDI that Fortigel has received all FDA approvals required to manufacture, sell and distribute the product in the United States. Cellegy recorded costs of $947,000 to selling, general and administrative expenses associated with an investment banking fee for the year ended December 31, 2002 related to the PDI Agreement. Under the PDI Agreement, Cellegy would also receive royalties each year until the expiration of the last patent right related to Fortigel of 20% - 30% of net sales and Cellegy would be reimbursed for 110% of burdened costs for any product supplied to PDI. In October 2003, Cellegy received a mediation notice from PDI. In December 2003, Cellegy and PDI initiated legal proceedings against each other.

On April 11, 2005, Cellegy entered into a settlement agreement with PDI resolving the lawsuits that the companies had filed against each other.  Under the terms of the settlement agreement, the license agreement was terminated and all product rights have reverted to Cellegy.  Cellegy paid $2.0 million to PDI upon signing the settlement agreement.  Cellegy also issued a $3.0 million promissory note to PDI and a $3.5 million non-negotiable senior convertible debenture. The settlement of the Company’s lawsuit with PDI resulted in the recognition of the remaining $6.5 million in deferred revenue from PDI as license revenue during the second quarter of 2005.

In July 2004, Cellegy and ProStrakan entered into to an exclusive license agreement for the future commercialization of Tostrex® (testosterone gel) in Europe. Under the terms of the agreement, ProStrakan will be responsible for regulatory filings, sales, marketing and distribution of Tostrex throughout the European Union and in certain nearby non-EU countries. Cellegy will be responsible for supplying finished product to ProStrakan through Cellegy’s contract manufacturer.

In December 2004, Cellegy and ProStrakan entered into an exclusive license agreement for the commercialization of Rectogesic in Europe. Under the terms of the original agreement, Cellegy received a non-refundable upfront payment of $1.0 million and is entitled to receive additional milestone payments, along with additional payments based on net sales of Rectogesic in Europe. ProStrakan will be responsible for additional regulatory filings, sales, marketing and distribution of Rectogesic throughout Europe. The agreement covers 38 European territories, including all EU member states. Under the original agreement, Cellegy was responsible for supplying finished product to ProStrakan through its contract manufacturer.

In November 2005, the company renegotiated its marketing agreement with ProStrakan relating to Rectogesic. Under the terms of the amended agreement, ProStrakan will assume responsibility for all manufacturing and other product support functions and will purchase the product directly from the manufacturer rather than from Cellegy. In connection with its revised marketing agreement, Cellegy received a payment of $2.0 million and may receive certain future milestone payments of up to $750,000 upon approval of the product in certain major European countries.

In January 2006, Cellegy amended its 2004 agreement with ProStrakan concerning Tostrex. Under the terms of the amended agreement, ProStrakan will assume responsibility for all manufacturing and other product support functions and will purchase Tostrex directly from Cellegy’s contract manufacturer rather than purchasing the product from Cellegy under the terms of the original agreement. Cellegy will continue to receive milestones and royalties as set forth in the original agreement.

Biosyn

In October 1996, Biosyn acquired the C31G Technology from the entity that originally licensed the technology to Biosyn. As part of the agreement, Biosyn is required to make annual royalty payments equal to the sum of 1% of net product sales of up to $100 million, 0.5% of the net product sales over $100 million and 1% of any royalty payments received by Biosyn under license agreement. The term of the agreement lasts until December 31, 2011 or upon the expiration of the C31G Technology’s patent protection, whichever is later. Biosyn’s current C31G patents expire between 2011 and 2018.

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

On February 1, 2006 Cellegy announced that it had entered into a non-exclusive, developing world licensing agreement with CONRAD for collaboration on the development of Cellegy’s entire microbicide pipeline. The agreement encompasses the licensing of Savvy currently in Phase 3 clinical trials in the United States and Africa; UC-781, currently in expanded Phase 1 trials in the United States and Thailand; and Cyanovirin-N, currently in pre-clinical development.

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

The results of preclinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA before commencement of human clinical trials. Clinical trials may begin 30 days after the IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. In some instances, the IND application process can result in substantial delay and expense. Clinical trials are normally done in three phases, although the phases may overlap. Phase 1 trials are concerned primarily with the safety and pharmacokinetics of the product. Phase 2 trials are designed primarily to demonstrative effectiveness and safety in treating the disease or condition for which the product is indicated. These trials typically explore various dose and regimens. Phase 3 trials are expanded clinical trials intended to gather additional information on safety and effectiveness needed to clarify the product’s benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper labeling of the drug, among other things. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. When data is required from long-term use of a drug following its approval and initial marketing, the FDA can require Phase 4 or post-marketing, studies to be conducted. The FDA, upon request through an SPA, can also provide specific written guidance on the acceptability of protocol designs for selected clinical trials.

After successful completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA (as described below) is required before marketing may begin in the United States. The FDA reviews all NDAs submitted and may request more information before it accepts the filing. The review process is often extended significantly by FDA requests for additional information or clarification. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. During the review process, the FDA generally will conduct an inspection of the relevant drug manufacturing facilities and clinical sites to ensure that the facilities are in compliance with applicable Good Manufacturing Practices requirements. If FDA evaluations of the NDA application, manufacturing facilities, and clinical sites are favorable, the FDA may issue either an approvable letter or a not approvable letter that contains a number of conditions that must be met in order to secure approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approvable letter, authorizing commercial marketing of the drug for certain specific indications.

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

Competition

The pharmaceutical industry is characterized by extensive research efforts and rapid and significant technological change. In the development and marketing of topical prescription drugs, Cellegy faces intense competition. Cellegy is much smaller in terms of size and resources than many of its competitors in the United States and abroad, which include, among others, major pharmaceutical, chemical, consumer product, and biotechnology companies, specialized firms, universities and other research institutions. Cellegy’s competitors may succeed in developing technologies and products that are safer, more effective or less costly than any which are being developed by Cellegy, thus rendering its technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, clinical production and marketing capabilities and regulatory experience than Cellegy.

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

Employees

As of March 15, 2006, the Company had 18 full-time employees and 1 part-time employee, including 4 full-time employees at our Brisbane, California office, and 14 full-time employees and 1 part-time employee at our Biosyn subsidiary in Huntingdon Valley, Pennsylvania.

In addition, we utilize the services of several professional consultants, as well as contract manufacturing and clinical research organizations to supplement our internal staff’s activities. None of our employees are represented by a labor union. We have experienced no work stoppages and we believe that our employee relations are good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission, or SEC, including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning us may be obtained at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or accessed through the SEC’s website at http://www.sec.gov. The SEC’s Public Reference Room phone number is 1-800-SEC-0330. In addition, electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are posted to our website (www.cellegy.com). Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Upon written request to the Company at Cellegy Pharmaceuticals, Inc., 1800 Byberry Road, Building 13, Huntingdon Valley, Pa, 19006, Attention: Chief Financial Officer, Cellegy will provide a copy of the 10-K to any stockholder.

ITEM 1A:  RISK FACTORS

We have a history of losses, and we expect losses to continue for at least several years.

We have incurred losses since our inception and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Our deficit accumulated during the development stage as of December 31, 2005, was approximately $132.3 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses through at least 2006. If we are able to obtain sufficient funding, we plan to devote significant resources to pre-clinical studies, clinical trials, administrative, marketing, sales and patent activities. Accordingly, without substantial revenues from new corporate collaborations, royalties on product sales or other revenue sources, we expect to incur substantial operating losses in the foreseeable future as our potential products move through development and as we continue to invest in research and clinical trials. As a result of our continuing losses, we may exhaust our resources and may be unable to complete the development of our products, and our accumulated deficit will continue to increase as we continue to incur losses. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. The amount of future net losses, and the time required to reach profitability, are both highly uncertain. To achieve sustained profitable operations, we must, among other things, successfully discover, develop, and obtain regulatory approvals for and market pharmaceutical products. We cannot assure you that we will ever be able to achieve or sustain profitability.

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

Our audit opinion from our independent registered public accounting firm regarding the consolidated financial statements for the years ended December 31, 2004 and 2005, included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. We have incurred losses and negative cash flows from operations since inception. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Our prospects for obtaining additional financing are uncertain and failure to obtain needed financing could affect our ability to develop or market products or to continue operations.

Throughout our history, we have consumed substantial amounts of cash. Our cash needs may increase during 2006 to fund our research, development and clinical trial programs, administrative and litigation expenses, and Biosyn’s operations to the extent these are not covered by various government and non-government organizations. In addition, one or more such organizations could withdraw, reduce the extent of, delay or terminate their funding commitments.

As of December 31, 2005, Cellegy had approximately $2.3 million in cash and cash equivalents. Cellegy has no current source of significant ongoing revenues or capital beyond existing cash, product sales and grant funding.

The amount of cash required to fund future expenditures and capital requirements will depend on numerous factors including, without limitation:

•	requirements in support of our development programs;

•	progress and results of pre-clinical and clinical testing;

•
time and costs involved in obtaining regulatory approvals, including the cost of complying with additional FDA information and/or clinical trial requirements to obtain marketing approval of our product candidates;

•	the commercial success of our products that are approved for marketing;

•	the costs of filing, prosecuting, defending and enforcing patent claims, oppositions and appeals, and our other intellectual property rights;

•	the cost and outcome of the current litigation with PDI, Inc., as well as expenses associated with any other unforeseen litigation;

•	our ability to establish new collaborative arrangements;

•	the validation of a second contract manufacturing site; and

•	the extent of expenses required to support Biosyn’s operations.

In order to complete the development, manufacturing and other pre-launch marketing activities necessary to commercialize our products, additional financing will be required. Cellegy may seek other alternatives such as private or public equity investments, partnerships with other pharmaceutical companies to co-develop and fund our research and development efforts, sales of technology or assets, additional out-licensing agreements with third parties, or agreements to monetize in the near term our future milestone and royalty payments expected from licenses. There is no assurance that such funding will be available for us to finance our operations on acceptable terms, if at all, and any future equity funding may involve significant dilution to our stockholders.

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

Cellegy believes that available cash resources will be adequate to satisfy our capital needs through at least April 30, 2006 assuming no material adverse financial impact associated with the PDI litigation and any subsequent legal proceedings, although failure to obtain additional funds as described above may affect the timing of development, clinical trials or commercialization activities relating to certain products. Funds provided from sales of subsidiaries, assets, equity or debt financing, or other arrangements, if obtained, would permit satisfaction of capital needs for a longer period of time. A favorable determination by the FDA Advisory Committee and the FDA following the scheduled April 2006 hearing on our Cellegesic NDA may improve the prospects for one or more such transactions.

We could be forced into bankruptcy.

There is a risk that one or more of our creditors could bring lawsuits to collect amounts to which they believe they are entitled. In the event of lawsuits of this type, if we are unable to negotiate settlements or satisfy our obligations, we could voluntarily file bankruptcy proceedings, or we could become the subject of an involuntary bankruptcy proceeding filed by one or more creditors against us.

The outcome of the lawsuit with PDI is uncertain. An unfavorable outcome will have a material adverse affect on our financial position and stock price.

As more fully described under Item 3, “Legal Proceedings”, the Company is presently engaged in a lawsuit with PDI alleging that Cellegy is in material breach of the April 2005 settlement agreement between Cellegy and PDI and related documents, including two promissory notes given by Cellegy to PDI, as a result of Cellegy’s failure to notify PDI of the receipt of certain payments and of Cellegy’s failure to pay amounts to which PDI believes it is entitled. The lawsuit seeks immediate payment of the notes along with payments for default interest and damages. An unfavorable outcome to this lawsuit would have a material adverse affect on our business and stock price.

We are subject to regulation by regulatory authorities including the FDA, which could delay or prevent marketing of our products. Unexpected regulatory outcomes could adversely affect our business and stock price.

Cellegy’s product candidates, Savvy, Cellegesic, Fortigel and Tostrelle and our ongoing research and clinical activities relating to those product candidates are subject to extensive regulation by governmental regulatory authorities in the United States and in other countries. Before we obtain regulatory approval for the commercial sale of our potential drug products, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. The timing of NDA submissions, the outcome of reviews by the FDA and the initiation and completion of other clinical trials are subject to uncertainty, change and unforeseen delays. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA establishes a target date to complete its review of an NDA. Although the FDA attempts to respond by the relevant PDUFA date to companies that file NDAs, there is no obligation on the FDA’s part to do so. In addition, extensive current pre-clinical and clinical testing requirements and the current regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities, or new government regulations, could prevent or delay regulatory approval of Cellegy’s products.

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

The Company submitted an amended NDA containing new analyses of data from its trials to the FDA in April 2005 and has been under review at the FDA since then.  In January, 2006 the FDA indicated that the Company’s submission will be reviewed April 25, 2006 by the Cardiovascular and Renal Drug Products Advisory Committee. The Committee’s recommendation for approval or non-approval of Cellegesic is expected to be rendered at the conclusion of its review. While the FDA will consider the findings of the Committee, the final regulatory decision rests with the Agency. The FDA has not indicated when its final decision will be communicated. Cellegesic cannot be marketed in the United States unless and until the FDA grants marketing approval for the product.

Similarly, since there is still no definitive agreement with the FDA regarding requirements for approval of Fortigel, the FDA will require an additional Phase 3 clinical trial. The FDA may also decide to have an Advisory Panel review the submission of our product candidates with an uncertain outcome of such panel’s recommendation, or take other actions having the effect of delaying or preventing commercial introduction of our products. The FDA or other regulatory agencies could impose requirements on future trials that could delay the regulatory approval process for our products. Similarly, there are risks and uncertainties associated with our female clinical trial programs for Tostrelle and Savvy in that sufficient resources for clinical development of these product candidates may not be available or one or both drugs may not prove to be safe and effective by standards established by worldwide regulatory authorities. There can be no assurance that the FDA, or other regulatory agencies, will find any of our trial data or other sections of our regulatory submissions sufficient to approve any of our product candidates for marketing in the United States or in other overseas markets.

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

Results of pre-clinical studies and early clinical trials may not be good predictors of results that will be obtained in later-stage clinical trials. We cannot provide any assurances that Cellegy’s present or future clinical trials will demonstrate the results required to continue advanced trial development and allow us to seek marketing approval for these or our other product candidates. Because of the independent and blind nature of certain human clinical testing, there will be extended periods during the testing process when we will have only limited, or no, access to information about the status or results of the tests. Cellegy and other pharmaceutical companies have believed that their products performed satisfactorily in early tests, only to find their performance in later tests, including Phase 3 clinical trials, to be inadequate or unsatisfactory, or that FDA Advisory Committees have declined to recommend approval of the drugs, or that the FDA itself refused approval, with the result that stock prices have fallen precipitously.

Clinical trials can be extremely costly. Certain costs relating to the Phase 3 trials for the Savvy product for contraception and reduction in the transmission of HIV, and other clinical and preclinical development costs for the Biosyn pipeline products acquired by Cellegy, are funded directly by certain grant and contract commitments from several governmental and non-governmental organizations (“NGOs”). Nevertheless, these Phase 3 trials and Cellegy’s other planned clinical trials could require Cellegy to provide substantial funding in 2006. There can be no assurance that funding from governmental agencies and NGOs will continue to be available at previous levels or at all, and any other Phase 3 trials that Cellegy may commence in the future relating to its products could involve the expenditure of several million dollars through the completion of the clinical trials. In addition, delays in the clinical trial process can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. The speed with which we complete our clinical trials and our regulatory submissions, including NDAs, will depend on several factors, including the following:

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

Cellegy’s success depends, in part, on our ability to obtain patent protection for our products and methods, both in the United States and in other countries. Several of Cellegy’s products and product candidates, such as Cellegesic, Savvy and Tostrelle, are based on existing molecules with a history of use in humans but which are being developed by us for new therapeutic uses or in novel delivery systems which enhance therapeutic utility. We cannot obtain composition patent claims on the compounds themselves, and instead rely on patent claims, if any, directed to use of the compound to treat certain conditions or to specific formulations. This is the case, for example, with our United States patents relating to Cellegesic and Fortigel products. Such method-of-use patents may provide less protection than a composition-of-matter patent, because of the possibility of “off-label” use of the composition. Cellegy may not be able to prevent a competitor from using a different formulation or compound for a different purpose.

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

Cellegy is seeking to enter into agreements with corporate partners regarding commercialization of our lead product candidates. Cellegy currently has a limited number of agreements with third parties to commercialize our product candidates. Cellegy may not be able to establish other future collaborative arrangements and we may not have the resources or the experience to successfully commercialize any such products on our own. Failure to enter into other arrangements could prevent, delay or otherwise jeopardize our ability to develop and market products in the United States and in markets outside of North America, reducing our revenues and profitability.

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

Cellegy has no direct experience in manufacturing commercial quantities of products and currently does not have any capacity to manufacture products on a large commercial scale. We currently rely on a limited number of contract manufacturers, primarily PendoPharm, Inc. and certain of Biosyn’s suppliers, to manufacture our formulations. Although we are developing other contract manufacturers, there can be no assurance that we will be able to enter into acceptable agreements with them or validate facilities successfully on a timely basis. This is an expensive and time-consuming process and there may be delays and additional costs relating to the technical transfer and validation of alternate suppliers. In the future, we may not be able to obtain contract manufacturing on commercially acceptable terms for compounds or product formulations in the quantities we need. Manufacturing or quality control problems, lack of financial resources or qualified personnel could occur with our contract manufacturers causing product shipment delays, inadequate supply, or causing the contractor not to be able to maintain compliance with the FDA’s current Good Manufacturing Practice (“GMP”) requirements necessary to continue manufacturing. Such problems could limit our ability to produce clinical or commercial product, cause us to be in breach of contract obligations with our distributors to supply product to them, reduce our revenues from product sales, and otherwise adversely affect our business and stock price.

PendoPharm, Inc. is Cellegy’s contract manufacturer for our North American and European clinical and commercial supply of prescription products in those territories, while the Australian and South Korean product sales are sourced by a pharmaceutical manufacturer in Australia. In July 2003, PanGeo Pharma, our former contract manufacturer, filed for bankruptcy protection under Canadian law. Under a reorganization plan, PanGeo sold its facilities to an affiliate of Pharmascience, another Canadian manufacturer, and was renamed PendoPharm, Inc. Cellegy has not experienced any material adverse impact to date from the previous bankruptcy filing. The manufacturing facility was inspected and re-certified by Canadian regulatory authorities after its acquisition by PendoPharm, and PendoPharm has continued to supply product from the manufacturing facility without interruption. Nevertheless, uncertainty exists concerning the future operations of PendoPharm manufacturing plant and whether PendoPharm will be able to meet Cellegy’s clinical and product requirements on a timely basis, if at all, in the future. In addition, there can be no assurances relating to PendoPharm’s ability to produce product under GMP as required by the FDA or by other regulatory agencies. There could be difficulty or delays in importing raw materials or exporting product into or out of Canada resulting in delays in our clinical trials or commercial product sale

We have limited sales and marketing experience.

We may market some of our products, if successfully developed and approved and if we obtain sufficient funding, through a direct sales force in the United States. Cellegy has very limited experience in sales, marketing or distribution. To market these products directly, we may seek to establish a direct sales force in the United States or obtain the assistance of a marketing partner. However, Cellegy may not have the financial capability or the experience to successfully establish a direct sales force, marketing or distribution operations, which could delay or prevent the successful commercialization of our products and could reduce the ultimate profitability to Cellegy of such products if we needed to rely on a third party marketing partner to commercialize the products.

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

Even if we receive regulatory approval and satisfy the above criteria, physicians may not prescribe our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the experience, skill and effectiveness of the sales force and our sales managers;

•	the effectiveness of our production, distribution and marketing capabilities;

•	the success of competing products; and

•	the availability and extent of reimbursement from third-party payers.

Failure of our products or product candidates to achieve market acceptance would limit our ability to generate revenue and could harm our business.

If testosterone replacement therapies are perceived to create health risks, our testosterone gel product candidates may be jeopardized.

Past studies of female hormone replacement therapy products have reported an increase in certain health risks with long-term use. As a result of such studies, some companies that sell or develop female hormone replacement products have experienced decreased sales of these products, and in some cases, a decline in the value of their stock. Publications have, from time to time, suggested potential health risks associated with testosterone replacement therapy (“TRT”). It is possible that further studies on the effects of TRT could demonstrate other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact the development and successful commercialization of our Fortigel, Tostrex and Tostrelle product candidates. In addition, in a meeting with the FDA, the FDA informed Cellegy that specific guidelines regarding the long-term safety of testosterone for the treatment of female sexual dysfunction are under internal discussion by the Division of Reproductive and Urologic Drug Products. Cellegy is awaiting these guidelines before embarking on a Phase 3 program. If the new FDA guidelines prove to be too onerous or too costly to implement, the Phase 3 program may be significantly delayed or we may decide not to pursue further development of Tostrelle product. The above factors could adversely affect investor attitudes and the price of our common stock.

We have very limited staffing and will continue to be dependent upon key personnel.

Our success is dependent upon the efforts of a small management team and staff. We have compensation or employment arrangements and a severance/retention plan in place with all of our executive officers, but none of our executive officers is legally bound to remain employed for any specific term. These arrangements may be terminated by either Cellegy or the officer at any time upon notice. We do not have key man life insurance policies covering any of our executive officers or key employees. If key individuals leave Cellegy, we could be adversely affected if suitable replacement personnel are not quickly recruited. There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the development and growth of our business. Our future success depends upon our ability to continue to attract and retain qualified scientific, clinical and administrative personnel.

Our corporate compliance programs cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company and we rely heavily on third parties to conduct many important functions. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development. In addition, as a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure you that we are now or will be in compliance with all such applicable laws and regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation. Failure to comply with potentially applicable laws and regulations could also lead to the imposition of fines, cause the value of our common stock to decline, and impede our ability to raise capital or lead to the de-listing of our stock.

We are evaluating our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by the Sarbanes-Oxley Act. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). As a result, we expect to incur significant additional expenses and diversion of management’s time. Cellegy is considered a non-accelerated filer, and as such is required to comply with the Section 404 requirements for its fiscal year ending December 31, 2007. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our compliance deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, including the SEC. In addition, we may be required to incur a substantial financial investment to improve our internal systems and the hiring of additional personnel or consultants.

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

We are subject to the risk of clinical trial and product liability lawsuits.

The testing of human health care product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability. We are subject to the risk that substantial liability claims from the testing or marketing of pharmaceutical products could be asserted against us in the future. Cellegy has obtained clinical trials insurance coverage relating to our clinical trials in an aggregate amount of $3 million. If any of our product candidates are approved for marketing, we may seek additional coverage.

There can be no assurance that Cellegy will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities. Moreover, our current and future coverages may not be adequate to protect us from all of the liabilities that we may incur. If losses from liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources. In addition, a product or clinical trial liability action against us would be expensive and time-consuming to defend, even if we ultimately prevailed. If we are required to pay a claim, we may not have sufficient financial resources and our business and results of operations may be harmed.

 Our stock price could be volatile.

Our stock price has from time to time experienced significant price and volume fluctuations. Since becoming a public company, our stock price has fluctuated due to overall market conditions and due to matters or events more specific to Cellegy. Events or announcements that could significantly impact our stock price include:

•	Publicity or announcements regarding regulatory developments relating to our products;

•
Clinical trial results, particularly the outcome of our more advanced studies; or negative responses from both domestic and foreign regulatory authorities with regard to the approvability of our products;

•	Period-to-period fluctuations in our financial results, including our cash and investment balance, operating expenses, cash burn rate or revenue levels;

•	Negative public announcements, additional legal proceeding or financial problems of our key suppliers, particularly relating to our Canadian manufacturer and our service providers;

•	Common stock sales in the public market by one or more of our larger stockholders, officers or directors;

•	A negative outcome in existing litigation or other potential legal proceedings; or

•
Other potentially negative financial announcements, including delisting from the OTCBB, a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

The Kingsbridge Structured Secondary Offering (“Kingsbridge SSO”) financing arrangement may have a dilutive impact on our stockholders. The SSO arrangement imposes certain limitations on our ability to issue equity or equity-linked securities.

There are 4,000,000 shares of our common stock that are reserved for issuance under the structured secondary offering facility arrangement, or Kingsbridge SSO, that we entered into in January 2004 with Kingsbridge Capital Limited, or Kingsbridge, 260,000 shares of which are related to a warrant that we issued to Kingsbridge. In certain circumstances where the registration statement covering those shares is not effective or available to Kingsbridge, additional shares may be issuable to Kingsbridge under the agreement. Such circumstances could include, for example, suspending Kingsbridge’s ability to sell shares pursuant to the registration statement because of the existence of material undisclosed developments relating to Cellegy. If within 15 trading days following any settlement date on which Cellegy issues shares under the Kingsbridge SSO, Cellegy suspends Kingsbridge’s ability to sell shares by delivering a notice to Kingsbridge, referred to as a blackout notice, then if the volume weighted average market price (“VWAP”) of our common stock, is higher on the trading day immediately before the blackout notice is delivered than it is on the first trading date after the blackout trading period is lifted, Cellegy is obligated to pay to Kingsbridge an amount based on a percentage, ranging from 75% to 25% depending on when the blackout notice is delivered, of the difference between the two VWAP prices multiplied by the number of shares purchased by Kingsbridge under the most recent drawn down and held by Kingsbridge immediately before the suspension was imposed. Cellegy may, in its discretion, pay this amount either in cash or in shares, the value of which is based on the market price of the common stock on the first trading date after the registration statement became available again.

The issuance of shares under the Kingsbridge SSO at a discount to the market price of the common stock, and upon exercise of the warrant, will have a dilutive impact on other stockholders, and the issuance or even potential issuance of such shares, if any, could have a negative effect on the market price of our common stock. If we sell stock to Kingsbridge when our share price is decreasing, such issuance will have a more dilutive effect and may further decrease our stock price. A decrease in our stock price or other consequences of issuing shares under the Kingsbridge SSO could potentially cause us not to satisfy one or more requirements for the continued listing of our common stock on the OTCBB, or could impair or prevent our ability to obtain additional required financing, resulting in a damaged capital structure.

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

During the two-year term of the Kingsbridge SSO, we are subject to certain restrictions on our ability to engage in certain equity or equity-linked financings without the consent of Kingsbridge. These restrictions primarily relate to non-fixed future-priced securities. We may not issue securities that are, or may become, convertible or exchangeable into shares of common stock where the purchase, conversion or exchange price for such common stock is determined using a floating or otherwise adjustable discount to the market price of the common stock during the two year term of our agreement with Kingsbridge. However, the agreement does not prohibit us from conducting most kinds of additional debt or equity financings, including Private Investments in Public Equity (“PIPE”), shelf offerings, and secondary offerings.

Under the terms of the Kingsbridge SSO, if we fail to issue and sell common stock to Kingsbridge pursuant to draw downs at least equal to $2.66 million, then we have agreed to pay $266,000 to Kingsbridge. We have made draw-downs of less than this amount. As a result, unless these provisions are amended or waived, we owe Kingsbridge $266,000.

Future sales of shares of our common stock may negatively affect our stock price.

A substantial portion of our shares is held by a relatively small number of stockholders. Sales of a significant number of shares into the public markets, particularly in light of our relatively small trading volume, may negatively affect our stock price. We also have outstanding warrants and vested stock options that can be exercised by the holders to acquire shares of our common stock. The exercise of these options or warrants could result in significant dilution to our stockholders at the time of exercise.

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

For Cellegy, stock options are a significant component of compensation for existing employees and to attract new employees. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. The Financial Accounting Standards Board has issued a new accounting standard requiring recording of expense for the fair value of stock options granted. During 2006, when we change our accounting policy to record expense for the fair value of stock options granted our net loss may increase. We intend to continue to include various forms of equity in our compensation plans, such as stock options and other forms of equity compensation allowed under our plans. If we continue our reliance on stock options, our reported losses could increase.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:     PROPERTIES

In March of 2005, Cellegy relocated its South San Francisco offices to the nearby city of Brisbane where it is subleasing approximately 5,800 square feet of office space with an expiration date of May 31, 2007. The company relocated its headquarters to Biosyn’s Huntingdon Valley, Pennsylvania facilities in September 2005 and expects to close the Brisbane office during the second quarter of 2006. Biosyn’s facilities consist of approximately 10,000 square feet of leased laboratory and office space with an expiration date of October 31, 2008. The company believes its current facilities to be adequate for its anticipated needs.

ITEM 3:    LEGAL PROCEEDINGS

Except as described below, Cellegy is not a party to any material legal proceedings.

In October 2003, the Company received a communication from PDI invoking mediation procedures under its exclusive license agreement with PDI relating to Fortigel. After mediation was completed in December 2003, both PDI and Cellegy initiated litigation proceedings against each other. Cellegy filed a declaratory judgment action in federal district court in San Francisco against PDI, and PDI initiated an action in federal district court in New York against Cellegy.

On April 11, 2005, Cellegy entered into a settlement agreement with PDI resolving the lawsuits that the companies had filed against each other.  Under the terms of the settlement agreement, the license agreement was terminated and all product rights reverted to Cellegy.  Under the settlement agreement, the previous license agreement was terminated and all product rights reverted to Cellegy. Cellegy paid $2 million to PDI upon signing the settlement agreement.

Cellegy also issued a $3.0 million Secured Promissory Note to PDI, payable in 18 months, with earlier payments of amounts owed under the note required to be made to the extent of  50% of licensing fees, royalties or milestone payments (or, in each case, other payments in the nature thereof) received by Cellegy under Cellegy’s agreements or arrangements with respect to Cellegy’s Tostrex® (testosterone gel) and Rectogesic® (nitroglycerin ointment) products in territories outside of North America, and 50% of licensing fees, royalties or milestone payments (or, in each case, other payments in the nature thereof) received by Cellegy under Cellegy’s agreements or arrangements with respect to Fortigel licensees in North American markets. These payments are required to be made to PDI within two business days after Cellegy receives the payments.  These various payments will be made until the amount owed under the note is paid in full.  Cellegy’s obligations under the note are secured by a security interest in favor of PDI, which is reflected in a security agreement between Cellegy and PDI, in Cellegy’s interests in the payments described above and any proceeds there from (and certain related collateral).  In addition, Cellegy is required to make payments on the $3.0 million note with respect to 10% of proceeds received by Cellegy in excess of $5 million from financing transactions.  Payments made in 2005 totaled $200,000. Amounts owed under the note may be accelerated upon an event of default, which include (but are not limited to) certain kinds of bankruptcy filings or certain related actions or proceedings, an uncured material breach of Cellegy’s obligations under the note, the security interest no longer being a valid, perfected, first priority security interest, and a default in indebtedness of Cellegy with an aggregate principal amount in excess of $2 million that results in the maturity of such indebtedness being accelerated before its stated maturity. Cellegy made a $100,000 payment to PDI in October 2005 shortly after the due date specified in the secured note and has paid interest to PDI on that amount. Cellegy also issued to PDI a $3.5 million principal amount Convertible Senior Note due April 11, 2008.  Cellegy may redeem the note at any time before the maturity date upon not less than 30 or more than 60 days notice to PDI, at a redemption price equal to the principal amount; if Cellegy delivers such a redemption notice, PDI may convert the note into shares of Cellegy common stock at a price of $1.65 per share.   In addition, after the 18 month anniversary of the debenture, PDI may convert the note into Cellegy common stock at a price of $1.65 per share.   If Cellegy does redeem the note within the first 18 months; then Cellegy has agreed to file a registration statement relating to possible resale of any shares issued to PDI after 18 months. 2,121,212 shares would be issuable upon such conversion.  As long as amounts are owed under the note, Cellegy has agreed not to incur or become responsible for any indebtedness that ranks contractually senior or pari passu in right of payment to amounts outstanding under the note.  Events of default under the senior note are generally similar to events of default under the secured note.

On December 1, 2005, the Company received a notice from PDI notifying the Company that PDI considers that Cellegy to be in default of the Secured Promissory Note and the Nonnegotiable Convertible Senior Note which were part of the settlement agreement. PDI’s notice states that PDI believes that Cellegy is in material breach of the Secured Promissory Note as a result of Cellegy’s failure to notify PDI of the receipt of certain payments and of Cellegy’s failure to pay amounts to which PDI believes it is entitled. PDI also notified Cellegy that PDI believes that an outstanding principal amount of $2.8 million, plus default interest, of the Secured Promissory Note and outstanding principal amount of $3.5 million, plus default interest, of the Nonnegotiable Convertible Senior Note are immediately due and payable in cash pursuant to the “Event of Default” provisions of the settlement agreement. Cellegy had previously made certain payments pursuant to the provisions of the settlement agreement. Among other things, PDI claimed that it was entitled to $1.0 million of the $2.0 million payment that Strakan paid to Cellegy in connection with the November 2005 negotiation of the license agreement relating to Rectogesic.

On December 2, 2005, PDI filed suit in United States District Court for the Southern District of New York requesting that the court declare that Cellegy has breached its obligations under the settlement agreement, order Cellegy to specifically perform its obligations under the settlement agreement, and awarded PDI damages in the amount of $6.4 million plus default interest as well as certain other amounts. Cellegy does not agree that the payments made by Strakan under the renegotiated agreement fall within the definition of "Pledged Collateral" in the settlement documents and does not believe that any amount is owed to PDI as a result of such payments. The proceedings are in the discovery stage and no trial date has been set. The Company intends to vigorously defend itself in the litigation.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Cellegy’s common stock currently trades on the OTC Bulletin Board (“OTCBB”) exchange under the symbol “CLGY.OB”. Cellegy’s common stock was traded on the Nasdaq National Market until September 14, 2005, when its listing was transferred to the Nasdaq Small Cap Market. On December 29, 2005, the common stock was delisted from the Nasdaq Small Cap Market, and shortly thereafter the common stock began trading on the OTCBB. The following table sets forth the range of high and low closing sales prices for the common stock as reported on The NASDAQ Stock Market Small Cap Market and OTCBB for the periods indicated below.

	High	Low
2004
First Quarter	$6.74	$3.14
Second Quarter	4.65	3.65
Third Quarter	4.62	3.46
Fourth Quarter	5.14	2.69
2005
First Quarter	$3.05	$1.62
Second Quarter	2.45	1.29
Third Quarter	1.60	1.24
Fourth Quarter	1.40	0.42
2006
First Quarter through March 15	0.93	0.42

On September 14, 2005 the Company received a determination letter from the Nasdaq Listing Qualifications Panel transferring its stock listing to the Nasdaq Small Cap Market. On December 29, 2005 Cellegy was delisted from the Nasdaq Small Cap Market. The delisting resulted from the Company not satisfying the $35 million market capitalization requirement under Nasdaq Marketplace Rule 4310(c)(2)(B)(ii). The Company also did not comply with alternative standards for continued listing on the Nasdaq Small Cap Market.

Holders

As of March 9, 2006 there were approximately 154 stockholders of record, excluding beneficial holders of stock held in street name.

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

Information with respect to equity compensation plans that is required by this Item will be included in our Proxy Statement for the 2006 annual meeting of stockholders.

Recent Sales of Unregistered Securities

Sales of unregistered securities during the past year have previously been reported in quarterly reports on Form 10-Q or current reports on Form 8-K that we have filed with the Securities and Exchange Commission.

ITEM 6:    SELECTED FINANCIAL DATA

The following unaudited selected historical information has been derived from the audited consolidated financial statements of Cellegy. The consolidated financial information as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The information set forth below should be read in conjunction with the financial statements, related Notes thereto, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Statements of Operations Data: (In thousands except per share data)
	Years ended December 31,
	2005	2004	2003	2002	2001
Revenues	$12,835	$2,596	$1,620	$1,402	$877
Costs and expenses[1]	18,115	31,370	15,512	17,163	21,847
Operating loss	(5,279)	(28,774)	(13,892)	(15,761)	(20,970)
Other income (expense)	271	620	360	520	1,505
Net loss	$(5,008)	$(28,154)	$(13,532)	$(15,241)	$(19,465)
Basic and diluted net loss per common share	$(0.18)	$(1.28)	$(0.68)	$(0.86)	$(1.26)
Dividends per share of Common Stock	—	—	—	—	—
Weighted average common shares used in computing basic and diluted net loss per common share	28,497	22,021	19,964	17,643	15,503

[1]	Includes a charge of $14,982,000 for purchased research and development relating to the Biosyn acquisition in October 2004.

Balance Sheet Data: (In thousands)
	December 31,
	2005	2004	2003	2002	2001
Cash, cash equivalents, restricted cash and investments[1]	$2,251	$8,933	$11,564	$23,858	$17,190
Total assets	6,450	13,863	15,331	28,379	22,367
Long term portion of deferred revenue	3,084	13,865	13,335	14,168	—
Long term payables	212	717	725	717	485
Deficit accumulated during the development stage	(132,311)	(127,303)	(99,149)	(85,617)	(70,377)
Total stockholders’ equity (deficit)	(6,477)	(6,743)	(1,580)	10,534	19,845

[1]	Includes restricted cash of $0 in 2005, $227,500 in 2004, 2003 and 2002, and $614,000 in 2001.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Cellegy Pharmaceuticals is a development stage specialty biopharmaceutical company engaged in the development and commercialization primarily of prescription drugs targeting women’s health care conditions, including HIV prevention and sexual dysfunction, as well as gastrointestinal conditions using proprietary topical formulations and nitric oxide donor technologies.

Major Events

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

In July 2004, Cellegy and ProStrakan entered into an exclusive license agreement for the future commercialization of Tostrex® (testosterone gel) in Europe and received a $500,000 non-refundable upfront payment. Under the terms of the agreement, ProStrakan will be responsible for regulatory filings, sales, marketing and distribution of Tostrex throughout the European Union and in certain nearby non-EU countries, and Cellegy was responsible for supplying finished product to ProStrakan through Cellegy’s contract manufacturer. Cellegy could receive future milestone payments and royalties on net sales of Tostrex. In January 2006, Cellegy amended its 2004 agreement with ProStrakan concerning Tostrex. Under the terms of the amended agreement, ProStrakan will assume responsibility for all manufacturing and other product support functions and will purchase Tostrex directly from Cellegy’s contract manufacturer rather than purchasing the product from Cellegy under the terms of the original agreement. Cellegy will continue to be eligible to receive milestones and royalties as set forth in the original agreement.

In July 2004, Cellegy completed a private placement financing, primarily with a number of existing institutional stockholders, issuing 3,020,000 common shares and warrants to purchase 604,000 shares of common stock, resulting in net proceeds of $10.2 million. The offering price of the common shares sold was $3.42 per share and the exercise price of the warrants is $4.62 per share.

In October 2004, Cellegy acquired Biosyn, Inc., a privately held biopharmaceutical company. Under the terms of the agreement, Cellegy issued approximately 2,462,000 shares of Cellegy’s common stock for all of Biosyn’s issued and outstanding capital stock. In addition, outstanding Biosyn stock options and warrants were assumed by Cellegy and converted into options and warrants to purchase approximately 318,504 shares of Cellegy common stock. The options issued to acquire Cellegy common stock are fully vested and exercisable. The exercise prices of the options and warrants were adjusted by the exchange ratio in the transaction; the expiration date and other terms of the converted options and warrants remained the same. The purchase price does not include any provisions for contingent milestone payments of up to $15.0 million, which would be payable to Biosyn shareholders on the achievement of C31G marketing approval in the United States and a portion of which would be payable earlier upon commercial launch in certain major overseas markets.

In December 2004, Cellegy and ProStrakan entered into an exclusive license agreement for the commercialization of Cellegesic, branded Rectogesic outside of the United States, in Europe. In connection therewith, Cellegy received a non-refundable upfront payment of $1.0 million and was entitled to receive additional milestone payments and payments for products sold to ProStrakan. ProStrakan will be responsible for additional regulatory filings, sales, marketing and distribution of Rectogesic throughout Europe. Under the original agreement, Cellegy was responsible for supplying finished product to ProStrakan through its contract manufacturer.

On April 11, 2005, Cellegy entered into a settlement agreement with PDI resolving the lawsuits that the companies had filed against each other.  Under the terms of the settlement agreement, the license agreement was terminated and all product rights have reverted to Cellegy. Cellegy paid $2.0 million to PDI upon signing the settlement agreement. Cellegy also issued a $3.0 million promissory note to PDI, due in October 2006, and a $3.5 million non-negotiable senior convertible debenture. The settlement of the Company’s lawsuit with PDI resulted in the recognition of the remaining $6.5 million in deferred revenue from PDI as license revenue during the quarter ended June 30, 2005.

In November 2005, Cellegy renegotiated its marketing agreement with ProStrakan. Under the terms of the amended agreement, ProStrakan will assume responsibility for all manufacturing and other product support functions and will purchase the product directly from the manufacturer rather than from Cellegy. In connection with its revised marketing agreement, Cellegy received a payment of $2.0 million and may receive certain future milestone payments of up to $750,000 upon approval of the product in certain major European countries.

On January 16, 2006, Cellegy entered into an amendment of its Exclusive License and Distribution Agreement dated July 9, 2004, with ProStrakan Group plc, whereby ProStrakan will assume responsibility for all of the manufacturing and other product support functions for Tostrex in Europe. In December 2004, the product was approved by the MPA for sale in Sweden.

On February 1, 2006, Cellegy announced that it had entered into a non-exclusive, developing world licensing agreement with CONRAD for the collaboration on the development of Cellegy’s entire microbicide pipeline. The agreement encompasses the licensing of Savvy currently in Phase 3 clinical trials in the United States and Africa; UC-781, currently in expanded Phase 1 trials in the United States and Thailand; and Cyanovirin-N, currently in pre-clinical development.

On March 24, 2006, the Company announced that its European marketing partner, ProStrakan had successfully completed the European Union Mutual Recognition Procedure for Rectogesic. Following the successful conclusion of the MRP process, national licenses will be sought and are expected to be issued in due course in the 19 additional countries (in addition to the United Kingdom where approvals have been previously obtained) included in the MRP submission application. Cellegy is entitled to receive $250,000 for each marketing regulatory approval obtained in the first of any three countries out of France, Italy, Germany or Spain up to a maximum total amount payable of $750,000. Under its previous agreement with PDI, Inc, PDI is entitled to receive one-half of these payments.

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

At December 31, 2005, $759,906 of expenses covered under research and development agreements were earned and recorded as grant revenue but were unbilled.

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

Goodwill and Intangible Assets. Goodwill and intangible assets consist primarily of goodwill recorded in connection with Cellegy’s acquisition of Biosyn. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill and other intangible assets are no longer systematically amortized, but rather Cellegy performs an annual assessment for impairment by applying a fair-value based test. This test is generally performed each year in the fourth quarter. Additionally, goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and other intangibles for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, operating results and cash flows. An impairment would require Cellegy to charge to earnings the write-down in value of such assets.

Impairment of Long Lived Assets. Cellegy reviews long-lived assets for impairment whenever events or changes in business conditions indicate that these carrying values may not be recoverable in the ordinary course of business. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

Notes Payable. Notes payable include non-interest bearing notes issued by Cellegy to PDI pursuant to a lawsuit settlement, and a note issued to the Ben Franklin Institute.  The notes have been recorded at their net present value at the time of issuance.

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

Milestone payments that are made upon the occurrence of future contractual events prior to receipt of applicable regulatory approvals are charged to research and development expense. Cellegy may capitalize and amortize certain future milestone and other payments subsequent to the receipt of applicable regulatory approvals, if any.

Derivative Instruments. Cellegy accounts for certain warrants issued in conjunction with its financings as derivative financial instruments. As a derivative, the fair value of the warrant is recorded as a liability in the balance sheet and changes in the fair value of the warrant are recognized as other income or expense during each period. The fair value of the warrant is expected to change primarily in response to changes in Cellegy’s stock price. Significant increases in the fair value of our stock could give rise to significant expense in the period of the change. Likewise, a reduction in our stock price could give rise to significant income in the period of the change.

Results of Operations

Biosyn was acquired on October 22, 2004 and its results were included in consolidation from its date of acquisition. Cellegy believes that there is no significant impact from inflation and changing prices on its sales, revenues and net losses for the periods presented.

Years Ended December 31, 2005, 2004 and 2003

Revenues. Cellegy had revenues of $12,835,000, $2,596,000 and $1,620,000 in 2005, 2004 and 2003, respectively. Revenues in each of the three years presented consist of licensing, milestone and product sales revenues. Revenues in 2004 and 2005 include grant revenue generated primarily by Biosyn’s operations.

Licensing revenues. Licensing revenues were $7,268,000, $844,000 and $833,000 in 2005, 2004 and 2003, respectively. The $6,424,000 increase in licensing revenue in 2005 as compared to 2004 was primarily attributable to the settlement of Cellegy’s lawsuit with PDI in April 2005 which resulted in the recognition of the remaining $6.5 million of deferred revenues from PDI. In 2004 and 2003, Cellegy recorded licensing revenue of $833,000 from PDI, reflecting the amortization over the expected commercial life of Fortigel, of the initial $15.0 million received from PDI on the agreement date in December 2002. The balance of licensing revenues in each of the three years presented arose from the amortization to income of deferred revenue recorded in connection with agreements relating to Rectogesic and Tostrex. We expect licensing revenues to decline significantly in the future.

In November 2005, we amended our 2004 agreement with ProStrakan concerning Rectogesic. Under the terms of the amended agreement, ProStrakan will assume responsibility for all manufacturing and other product support functions and will purchase Rectogesic directly from Cellegy’s contract manufacturer rather than purchasing the product from Cellegy under the terms of the original agreement. In return, Cellegy received a non-refundable payment of $2.0 million and may receive future milestone payments of up to $750,000 upon approval of the product in certain major European countries. The $2.0 million non-refundable payment is being amortized to income over the remaining estimated life of the underlying patent. Approximately $22,000 was amortized to income in 2005.

Product sales. Product sales were $1,157,000, $745,000 and $768,000 in 2005, 2004 and 2003, respectively. Pacific rim sales of Rectogesic through our Australian subsidiary were $637,000, $563,000 and $385,000 in 2005, 2004 and 2003, respectively. The revenue growth in 2004 was due primarily to effective advertising and selling programs for Rectogesic throughout Australia. We expect that the growth in sales revenues through our Australian subsidiary will continue to increase in 2006 but at a lower annual rate and activities concerning the research of new markets and new uses for Rectogesic have been undertaken.

Product sales in 2004 and 2003 included $181,000 and $316,000 in skin care product sales. There were no skin care product sales in 2005 and, in December 2005, Cellegy divested this business for approximately $25,000.

Rectogesic was launched in the United Kingdom in May 2005. Product sales in 2005 included approximately $471,000 of sales of Rectogesic to ProStrakan in connection with ProStrakan’s marketing of Rectogesic in the U.K. Due to the renegotiation of its agreement with ProStrakan mentioned above, Cellegy will no longer record sales of Rectogesic to ProStrakan.

Tostrex was launched in Sweden in September 2005. Tostrex sales were not significant in 2005 and unless additional jurisdictions approve the marketing of Tostrex, Cellegy does not expect a significant level of sales from this product. ProStrakan is presently pursuing additional marketing approvals for Tostrex in mainland Europe through the Mutual Recognition Procedure.

In January 2006, Cellegy amended its 2004 agreement with ProStrakan concerning Tostrex. Under the terms of the amended agreement, ProStrakan will assume responsibility for all manufacturing and other product support functions and will purchase Tostrex directly from Cellegy’s contract manufacturer rather than purchasing the product from Cellegy under the terms of the original agreement. Cellegy will continue to be eligible to receive milestones and royalties as set forth in the original agreement.

Grant revenues. Grant revenues for 2005 were $4,410,000 and were $1,008,000 for the period of October 22 to December 31, 2004. Grant revenue was not significant in 2003.

Grant revenues for 2005 were generated by funding from several agencies in support of the following development programs: $3,146,000 for Cyanovirin-N, $451,000 for Savvy, $424,000 for UC-781 and $387,000 for a UC-781/C31G combination product. 2004 grant revenues for the period of October 22 to December 31, 2004 were as follows: $562,000 for Cyanovirin-N, $273,000 for Savvy, $76,000 for UC-781 and $94,000 for a UC-781/C31G combination product. The level of grant funding under the various grant arrangements is generally dependent upon the amount of direct labor (primarily laboratory personnel) and direct expenses such as supplies, testing services and other direct costs expected to be incurred in connection with the given program over its duration. The grant agreements generally provide for an overhead percentage that is applied to the direct labor costs. These amounts, along with the amounts billed to the grantor for direct costs comprise the total amount billed and recorded as grant revenue. Grant agreements undergo periodic renegotiation and it is the prerogative of granting agency or foundation to determine the level and duration of future funding of Cellegy’s programs. There can be no assurance that Cellegy will be able to maintain grant funding at current levels or at levels necessary to properly fund its research programs.

In addition to the grants funding above, Biosyn benefits indirectly from agency funding paid to third party contractors in support of its ongoing Phase 3 clinical trials. These payments from the funding agencies are made directly to the service providers, not to Biosyn. Under the terms of certain of its funding agreements, Biosyn has been granted the right to commercialize products supported by the funding in developed and developing countries, and is obligated to make its commercialized products, if any, available in developing countries, as well as to public sector agencies in developed countries at prices reasonably above cost or at a reasonable royalty rate.

Cost of Product Sales. Cost of product sales is comprised primarily of direct labor and raw material manufacturing costs for commercialized products and also includes shipping costs and those costs associated with stability and validation testing of finished goods prior to shipment. The stability and validation testing components of cost of product sales comprise a significant percentage of gross sales since these costs are substantially fixed in nature. Cost of product sales were $385,000, $148,000 and $186,000 in 2005, 2004 and 2003, respectively. The increase of $237,000 in 2005 as compared to 2004 is due to increased sales volume generated by Pacific Rim sales and due to the launch of Rectogesic and Tostrex in 2005. Due to the renegotiation of our agreements with ProStrakan mentioned above, we expect cost of product sales to decline in 2006.

Research and Development Expenses. Research and development expenses were $8,481,000, $9,599,000 and $10,558,000 in 2005, 2004 and 2003, respectively. Research and development expenses, which are primarily related to the costs of clinical trials and regulatory filings, represented 48%, 31% and 68% of our total operating expenses in 2005, 2004 and 2003, respectively.

On a consolidated basis, 2005 research and development expenses decreased approximately $1.1 million compared to 2004.

Cellegy research and development expenses at the parent level decreased $4.8 million in 2005 as compared to 2004. $2.2 million of this decrease was predominantly due to the cessation of clinical testing activities for Cellegesic in the U.S., and a $1.0 million decrease in clinical material manufacturing costs. The balance of the decrease was comprised primarily of decreases in salary costs of $800,000 due to the termination of Cellegesic and Fortigel trials and the termination of associated personnel, and reductions in related professional, consulting and CRO fees.

Biosyn research and development expenses are included in our operations for a full year for 2005 and for the period of October 22 to December 31, 2004 in 2004. Biosyn’s research expenses increased $4.7 million in 2005 as compared to the short period in 2004 and offset the 2005 decrease in Cellegy research and development expenses noted above. Savvy Phase 3 trials were being conducted in three major locations in 2005: Ghana and Nigeria for HIV clinical testing and in the United States for contraception clinical trials. In late 2005, Cellegy announced that the first interim analysis had taken place for the Ghana trial and that while the trial’s Data Monitoring Committee found no reason to interrupt or stop the trial based on a review of safety, the number of sero-conversions were approximately one-third of the expected rate. As a result of this finding, Cellegy decided to terminate the Ghana trial. At the time of the termination, the Ghana HIV trial reached full enrollment. Spending for major programs in 2005 consisted of $1.6 million in spending related to Savvy HIV and contraception trial programs, $3.1 million in spending relating to Cyanovirin-N and $426,000 on UC-781 programs. Savvy related study costs are comprised primarily of $1.4 million in clinical material manufacturing of active and placebo compounds and applicators and related shipping costs to African trial sites. Cyanovirin-N program costs are comprised of $2.5 million in direct expenses and UC-781 programs costs are comprised of $343,000 in direct expenses.

Total research and development in 2004 as compared with 2003 decreased $959,000 due primarily to a reduction in clinical and regulatory costs in 2004 of $2,865,000 primarily relating to Cellegesic Phase 3 clinical trial expenses and various Fortigel clinical costs. These were offset somewhat in 2004 by higher research and development expenses of $860,000 incurred by Biosyn primarily for the development of Savvy included in the consolidated results during the fourth quarter of 2004, other Cellegy research expenditures of $635,000, primarily relating to the validation of Cellegesic and Fortigel manufacturing processes at a second contract manufacturer and non-cash expenses of $750,000 relating to common stock issued to Neptune Pharmaceuticals for a milestone achieved during 2004.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9,249,000 in 2005, $6,641,000 in 2004, and $4,768,000 in 2003. Biosyn selling, general and administrative expenses are included in Cellegy’s operations for a full year for 2005 and for the period of October 22 to December 31, 2004 in 2004. California personnel previously engaged in research or development are now being reported under selling, general and administrative, as the parent’s efforts in the latter part of 2005 have shifted substantially towards the management of its manufacturing activities or towards other administrative functions.

In 2005, selling, general and administrative expenses increased by $2.7 million in 2005 as compared to 2004. Approximately $1.6 million of this increase is due to the inclusion of Biosyn for a full year in 2005 operations. The balance of this increase was due to: increase in salary expense at the parent level due to increased severance and retention expenses of $570,000, increase in professional fees of $515,000 due to accounting and audit fees related to the 2004 reincorporation, legal fees incurred in connection with the PDI litigation and patent fees. The overall increase in selling, general and administrative expenses was partly offset by income of $1,090,000 recognized upon the receipt of the sublease termination fee. Cellegy announced in the third quarter of 2005 the relocation of its headquarters to its Biosyn facility in Pennsylvania and it is expected that the Brisbane, California office will be closed during the second quarter of 2006.

Selling, general and administrative expenses in 2004 increased by $1,873,000, compared with 2003 resulting primarily from higher PDI litigation costs in 2004 of $1,215,000, accounting expenses of approximately $315,000 related to additional registration statement filings and to consulting cost associated with the Company’s Sarbanes-Oxley compliance programs, pre-launch Cellegesic marketing expenses of $540,000, and the inclusion of Biosyn expenses of $266,000.

We expect selling, general and administrative expenses in 2006 to decline somewhat due to the 2005 reductions in staffing and related expenses such as benefits, and due to expected reductions in consulting and accounting fees. These reductions, however, may be partially offset by PDI litigation expenses expected in 2006.

Acquired-In-Process Technology. Results for 2004 included an in-process technology charge or $15.0 million incurred in connection with the acquisition of Biosyn on October 22, 2004. The in-process programs include the Phase 3 development of Savvy microbicide vaginal gel. Other development programs include UC-781 and Cyanovirin-N microbicides which are in much earlier stages of testing.

Based on a risk assessment of the technology, its stage of development and the estimated level of effort required to complete the clinical testing to facilitate regulatory review, management concluded that the technological feasibility of the in-process research and development purchased from Biosyn had not yet been reached and that the technology had no alternative future use. Accordingly, the amount allocated to purchase research and development of approximately $15.0 million was charged to income in 2004. Substantial additional manufacturing optimization and development expenses associated with completing the clinical trials, as well as legal and regulatory expenses relating to the drug approval process will be required to gain marketing approval.

Other Income (Expense). Cellegy recognized net interest and other income of $208,000 in 2005, $259,000 for 2004, and $360,000 for 2003. Net interest and other income for 2005 consisted of $174,000 in interest income, $626,000 in interest expense primarily from the PDI notes, $690,000 derivative revaluation income associated with the Kingsbridge and PIPE warrants and $93,000 primarily consisting of rental income. Net interest and other income for 2004 was comprised primarily of $110,000 in interest income, $149,000 in rental income and derivative revaluation income associated with the Kingsbridge warrants of $390,000. The net interest and other income in 2003 consisted of $212,000 in interest income from cash and investments and $148,000 in rental and other income. Reductions in interest income over the last three years were due to lower average investment balances and interest rates.

Liquidity and Capital Resources

Our cash and cash equivalents were $2.3 million, $8.7 million and $7.6 million at December 31, 2005, 2004 and 2003, respectively.

Cash and cash equivalents decreased $6.5 million during 2005 due primarily to the inclusion of a full year of Biosyn operations in Cellegy’s 2005 consolidated results, the cash payment of $2.0 million made in connection with settlement of PDI’s lawsuit and its associated legal costs, and severance and retention payments of $521,000.  The settlement with PDI included the issuance of two non-interest bearing long-term notes with an aggregate face value of $6.5 million which Cellegy recorded at their net present value of approximately $4.7 million. The use of cash from operating activities during 2005 was partially offset by $5.7 million in net proceeds provided by financing activities from the May 2005 sale of common stock, $1.1 million received from Vaxgen as part of the sublease termination agreement, $2.0 million from ProStrakan in connection with the amendment of the Rectogesic agreement.  Restricted cash proceeds of $227,000 were received as part of the termination of the lease on the Company’s South San Francisco facility.

Non cash events during 2005 include the recognition of $6.5 million in licensing revenue from PDI recorded in conjunction with the litigation settlement, $1.2 million in fixed asset and leasehold improvement write offs due to the Company’s move to the Brisbane facility, additional fixed asset write offs of certain manufacturing equipment and modifications of $374,000 and interest expense of $532,000 arising from the accretion of the PDI and Ben Franklin notes payable. Accrued expenses and other current liabilities decreased $690,000 due to the lower accruals for legal, clinical and consulting fees, offset by increases in retention and severance accruals in 2005.

Cash and cash equivalents increased $1.1 million during 2004. Cash used in operations of $13.6 million was somewhat offset primarily by net proceeds of the 2004 private placement financing and Kingsbridge SSO draw downs of approximately $11.2 million and $1.5 million in payments received pursuant to the ProStrakan licenses. Additionally, maturing short term investments of $3.7 million were added to cash and cash equivalents during 2004.

Net cash used in operating activities was $13.6 million and $12.8 million in 2004 and 2003, respectively. The $14.6 increase in net loss and the $0.8 million decrease in cash used in operations during 2004, compared with 2003, was primarily due to the $15.0 million non-cash purchased research and development charge associated with the Biosyn acquisition. This charge was included in the 2004 net loss. Other major changes in operating cash in 2004 included a non-cash milestone payment of $750,000 to Neptune, a net decrease in accrued expenses and accounts payable of $1.4 million due to the extinguishment of certain Biosyn liabilities by Cellegy after the acquisition, partially offset by higher accrual of legal and consulting expenses, and an increase in deferred revenue of $1.3 million related primarily to the ProStrakan license agreements and the Biosyn acquisition. These were partially offset by a reduction in the loss on fixed assets of about $600,000 primarily due to the write-off of tenant improvements at our South San Francisco corporate facility in 2003, lower equity compensation expense of $0.5 million relating to non-cash bonuses paid in stock in 2003 and a $0.5 million increase in accounts receivable.

We prepared the financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2005, we had a deficit accumulated during the development stage of $132.3 million, negative cash flows from operations of $96.2 million, and cash and cash equivalents of $2.3 million. We expect negative cash flow from operations to continue for the foreseeable future, with the need to continue or expand development programs and to commercialize products once regulatory approvals have been obtained. We believe we do not have enough financial resources to continue operations beyond April 2006. These factors raise substantial doubt about our ability to continue as a going concern. Our plans, with regard to these matters, include raising additional required funds through one or more of the following options, among others: sales of assets, seeking partnerships with other pharmaceutical companies or private foundations to co-develop and fund our research and development efforts, pursuing additional out-licensing arrangements with third parties, re-licensing and monetizing in the near term our future milestone and royalty payments expected from existing licensees and seeking equity or debt financing. In addition, we will continue to implement further cost reduction programs and reduce discretionary spending, if necessary.

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

Cellegy believes that available cash resources will be adequate to satisfy our capital needs through at least April 30, 2006 assuming no material adverse financial impact associated with the PDI litigation and any subsequent legal proceedings. At present, our revenues from existing licensing arrangements, funding agreements and other sources are not sufficient to offset our ongoing operating expenses or to pay in full our current obligations. Funds provided from sales of subsidiaries, assets, equity or debt financing, or other arrangements, if obtained, would permit satisfaction of capital needs for a longer period of time. A favorable determination by the FDA Advisory Committee and the FDA following the scheduled April 2006 hearing on our Cellegesic NDA may improve the prospects for one or more such transactions although there can be no assurances that this will be the case. The existence and extent of our obligations could adversely affect our business, operations and financial condition. Failure to obtain additional funds as described above may affect the timing of development, clinical trials or commercialization activities relating to certain products and could require us to curtail our operations, reduce personnel, sell part or all of our assets or seek protection under bankruptcy laws. There is a risk that one or more of our creditors could bring lawsuits to collect amounts to which they believe they are entitled. In the event of lawsuits of this type, if we are unable to negotiate settlements or satisfy our obligations, we could voluntarily file bankruptcy proceedings, or we could become the subject of an involuntary bankruptcy proceeding filed by one or more creditors against us.

Contractual Obligations

The table below summarizes certain of our future contractual obligations, which include obligations under our current facilities leases in Brisbane, California and Huntingdon Valley, Pennsylvania along with capital equipment lease obligations at December 31, 2005 (in thousands):

	Total	2006	2007	2008
Operating lease	$756	$332	$264	$160
Capital lease	60	55	5	-
PDI Notes	6,300	2,800	-	3,500
Total	$7,116	$3,187	$269	$3,660

In March 2005, we relocated our principal office from South San Francisco to Brisbane, California. Our sublease for the office in Brisbane has a term that expires February 28, 2006. In March, 2006, Cellegy extended its sublease agreement with Vaxgen. Under the terms of the new agreement, the Company will lease its existing facilities in Brisbane for $6,000 per month beginning March 1, 2006 through June 30, 2006 and for $13,000 per month until May 31, 2007.

Other obligations not reflected in the table are comprised primarily of employment agreements, employee retention agreements,  and severance payments of $129,000 to a former executive officer.  License agreements and notes payable. The above table also excludes milestone, royalty payments and the repayment obligation, as such amounts are not probable or estimable at this time. License agreements generally provide for payment by us of annual license fees, milestone payments and royalties upon successful commercialization of products.

Under the Kingsbridge SSO, we have not issued and sold common stock pursuant to the draw down provisions equal to at least $2.66 million during the term of the agreement which expires in January 2006. As a result, unless these provisions are amended or waived we owe  $266,000 to Kingsbridge. In addition, our December 1997 agreement with Neptune Pharmaceuticals Corporation pursuant to which we acquired the rights relating to Cellegesic calls for a series of payments, which may be paid in shares of common stock, upon successful completion of various development milestones. We issued shares to Neptune in 2001 and 2004 upon completion of certain milestones, valued at $750,000 for each milestone. The remaining milestone payments are contingent and become payable upon certain product development or commercialization milestones, the achievement and timing of which are subject to material uncertainties.

Off Balance Sheet Arrangements

As more fully described in Note 8, “Notes Payable”, Cellegy issued a $3.5 million senior convertible debenture to PDI in 2005 in connection with the settlement of its lawsuit with PDI. Cellegy may redeem the note at anytime before the maturity date upon prior notice to PDI, at a redemption price equal to the principal amount. If Cellegy delivers such a redemption notice, PDI may convert the note into shares of Cellegy common stock at a price of $1.65 per share. In addition, after the 18th month anniversary of the debenture, PDI may convert the note into Cellegy common stock at a price of $1.65 per share. If Cellegy does not redeem the note within the first 18 months, then Cellegy has agreed to file a registration statement relating to the possible resale of any shares issued to PDI after 18 months. 2,121,212 shares would be issuable upon such conversion.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchanged for an award of equity instruments based on the fair value of the award on the date of the grant, and to recognize the cost over the period during which the employee is to provide service in exchange for the award. SFAS No. 123R is effective for public companies with a fiscal year that begins after June 15, 2005. The cumulative effect of this pronouncement applied on a modified prospective basis will be measured and recognized starting the first quarter of 2006. We anticipate that the impact of Adopting SFAS No. 123R will result in an annual expense of approximately $292,000 based on known grants. Upon adoption of SFAS No. 123R, companies are allowed to select one of three alternative transition methods. Management is currently evaluating the transition methods, as well as valuation methodologies and assumptions for employee stock options in light of SFAS No. 123R. Current estimates of option values using the Black-Scholes method (as shown under “Stock Based Compensation”) may not be indicative of results from valuation methodologies ultimately implemented by the Company upon adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, and that a corresponding adjustment be made to the opening balance of the retained earnings for that period rather than being reported in the income statement. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This pronouncement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. All of our securities owned as of December 31, 2005 were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be affected.

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

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information required by Item 8 are set forth below on pages F-1 through F-38 of this report.

Index to Financial Statements	F-1
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-10
Notes to Consolidated Financial Statements	F-12
Quarterly Financial Results	F-38

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this form 10K. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 9B:   OTHER INFORMATION

None.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned “Election of Cellegy Directors” and “Compliance under Section 16(a) of the Securities Exchange Act of 1934” appearing in the definitive Proxy Statement to be filed no later than 120 days after the end of the 2005 fiscal year and to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held in June 2006 (the “2006 Proxy Statement”). Such information is incorporated herein by reference. Information required by this Item with respect to executive officers is set forth below:

Richard C. Williams	62	Chairman and Interim Chief Executive Officer, Director
John J. Chandler	64	Vice President, Corporate Development
Robert J. Caso	50	Vice President, Finance and Chief Financial Officer

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

Robert J. Caso. Mr. Caso became Vice President, Finance and Chief Financial Officer in March 2005. From January 2003 through 2004, he headed a multinational team in connection with the implementation of an SAP application for Johnson & Johnson’s Worldwide Pharmaceutical Group. Subsequent to Johnson & Johnson’s acquisition of Centocor in 1999, Mr. Caso held the Financial Controller position at Centocor. From 1988 through 1995 he held various finance positions at Centocor and held the Corporate Controller position from 1996 to 1999. Mr. Caso has substantial experience in finance operations, accounting systems, business financing and domestic and international taxation. Mr. Caso is a Certified Public Accountant and holds a BS in Accounting from Villanova University and an MBA in Finance from Lehigh University.

Executive officers are chosen by and serve at the discretion of the Board of Directors, subject to any written employment agreements with Cellegy.

ITEM 11:    EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned “Executive Compensation” appearing in the forthcoming 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in the forthcoming 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the 2006 Proxy Statement and is incorporated herein by reference.

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
*10.4
Form of option agreement under the 1995 Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 4.07 to the 2004 Form S-8 and to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).) (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K").)

10.5
Sublease Agreement, dated as of March 18, 2005, by and between the Company and VaxGen, Inc. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).)

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
*10.16
Form of Indemnity Agreement between the Company and its directors and executive officers. (Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the Commission on April 28, 2004.)

10.17
Registration Rights Agreement dated as of October 1, 2004 between the Company and certain former stockholders of Biosyn, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 26, 2004.)

*10.18	Employment agreement dated as of October 7, 2004, between the Company and Anne-Marie Corner. (Incorporated by reference to Exhibit 10.18 to the 2004 Form 10-K.)
10.19
Exclusive License Agreement for Tostrex dated as of July 9, 2004, by and between ProStrakan International Limited and the Company. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.) (Confidential treatment has been requested for portions of this agreement.)

10.20
Exclusive License and Distribution Agreement for Rectogesic dated as of December 9, 2004, by and between ProStrakan International Limited and the Company. (Confidential treatment has been requested for portions of this agreement.) (Incorporated by reference to Exhibit 10.20 to the 2004 Form 10-K.)

10.21
Agreement dated as of October 8, 1996 by and among Biosyn, Inc., Edwin B. Michaels and E.B. Michaels Research Associates, Inc. (Confidential treatment has been requested with respect to portions of this agreement.) (Incorporated by reference to Exhibit 10.21 to the 2004 Form 10-K.)

10.22
Patent License Agreement by and among Biosyn, Inc., and certain agencies of the United States Public Health Service. (Confidential treatment has been requested with respect to portions of this agreement.) (Incorporated by reference to Exhibit 10.22 to the 2004 Form 10-K.)

10.23
License Agreement dated as of May 22, 2001, by and between Crompton Corporation and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.) Incorporated by reference to Exhibit 10.23 to the 2004 Form 10-K.)

10.24	2005 Equity Incentive Plan.
10.25	Forms of Option Agreements under the 2005 Equity Incentive Plan.
10.30
First Amended and Restated Exclusive Equity Agreement dated as of November 9, 2005, between Cellegy and ProStrakan International Limited. (Confidential treatment has been requested for portions of this exhibit.)

10.31
First Amended and Restated Exclusive License Agreement dated as of January 16, 2006, between Cellegy and ProStrakan International Limited. (Confidential treatment has been requested for portions of this exhibit.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntingdon Valley, Commonwealth of Pennsylvania, on March 30, 2006.

Cellegy Pharmaceuticals, Inc.

By:	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Power of Attorney

Each person whose signature appears below constitutes and appoints each of Richard C. Williams and Robert J. Caso, true and lawful attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:

/s/ RICHARD C. WILLIAMS	Chairman, Interim Chief Executive Officer	March 30, 2006
Richard C. Williams	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ROBERT J. CASO	Vice President, Finance, Chief Financial	March 30, 2006
Robert J. Caso	Officer and Secretary

Directors:
/s/ JOHN Q. ADAMS	Director	March 30, 2006
John Q. Adams, Sr.

/s/ TOBI B.KLAR, M.D.	Director	March 30, 2006
Tobi B. Klar, M.D.

/s/ ROBERT B. ROTHERMEL	Director	March 30, 2006
Robert B. Rothermel

/s/ THOMAS M. STEINBERG	Director	March 30, 2006
Thomas M. Steinberg

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’
of Cellegy Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows present fairly, in all material respects, the financial position of Cellegy Pharmaceuticals, Inc. and its subsidiaries (a development stage company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, and cumulatively, for the period from January 1, 2003 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from June 26, 1989 (date of inception) to December 31, 2002, which totals reflect a deficit of 64.7 percent of the related total cumulative deficit accumulated during the development stage. Those cumulative totals were audited by other auditors whose report dated February 13, 2003, expressed an unqualified opinion on the cumulative amounts. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP
March 30, 2006

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Consolidated Balance Sheets

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,250,989	$8,705,120
Short-term investments	11,189	—
Accounts receivable	1,085,235	885,810
Prepaid expenses and other current assets	1,428,866	282,184
Total current assets	4,776,279	9,873,114
Restricted cash	—	227,500
Property and equipment, net	496,419	1,952,408
Goodwill	981,081	1,031,311
Intangible assets, net	196,204	778,992
Total assets	$6,449,983	$13,863,325
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,756,296	$1,691,952
Accrued expenses and other current liabilities	2,402,237	2,724,808
Current portion of deferred revenue	302,593	1,196,260
Current portion of notes payable	4,975,892	—
Total current liabilities	9,437,018	5,613,020
Notes payable	212,300	717,257
Derivative instrument	192,570	410,800
Deferred revenue	3,084,629	13,865,064
Total liabilities	12,926,517	20,606,141
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, par value $.0001; 50,000,000 shares authorized; 29,831,625 and 26,120,440 shares issued and outstanding at December 31, 2005 and 2004, respectively	2,983	2,612
Additional paid-in capital	125,547,788	120,253,688
Accumulated other comprehensive income	283,694	304,244
Deficit accumulated during the development stage	(132,310,999)	(127,303,360)
Total stockholders’ deficit	(6,476,534)	(6,742,816)
Total liabilities and stockholders’ deficit	$6,449,983	$13,863,325

The accompanying notes are an integral part of these financial statements.

CellegyPharmaceuticals, Inc.
(a development stage company)

Consolidated Statements of Operations

	Years Ended December 31,			Period from June 26, 1989 (inception) to December 31,
	2005	2004	2003	2005
Revenues:
Licensing and contract revenue from affiliates	$—	$—	$—	$1,145,373
Licensing, milestone and development funding	7,268,270	844,044	833,340	10,497,062
Grants	4,410,243	1,007,500	18,833	5,984,709
Product sales	1,156,832	744,833	768,325	7,772,402
Total revenues	12,835,345	2,596,377	1,620,498	25,399,546
Costs and expenses:
Cost of product sales	384,727	147,849	185,891	2,039,341
Research and development	8,481,105	9,599,310	10,558,174	90,255,973
Selling, general and administrative	9,248,820	6,641,205	4,768,529	47,609,150
Acquired in-process technology	—	14,981,816	—	22,331,918
Total costs and expenses	18,114,652	31,370,180	15,512,594	162,236,382
Operating loss	(5,279,307)	(28,773,803)	(13,892,096)	(136,836,836)
Interest and other income	207,669	258,693	359,948	7,053,024
Interest and other expense	(625,709)	(28,952)	—	(2,158,390)
Derivative revaluation	689,708	390,000	—	1,079,708
Net loss	(5,007,639)	(28,154,062)	(13,532,148)	(130,862,494)
Non-cash preferred dividends		—	—	1,448,505
Net loss applicable to common stockholders	$(5,007,639)	$(28,154,062)	$(13,532,148)	$(132,310,999)
Basic and diluted net loss per common share	$(0.18)	$(1.28)	$(0.68)
Weighted average common shares used in computing basic and diluted net loss per common share	28,497,364	22,020,689	19,963,552

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Income (Loss)	Stage	Deficit
Issuance of convertible preferred stock, net of issuance cost through December 31, 2001	27,649	$6,801,730	-	$-	477,081	$4,978,505	-	$-	-	$-	$-	$11,780,235
Issuance of Series A convertible preferred stock and warrants to purchase 14,191 shares of Series A convertible preferred stock in exchange for convertible promissory notes and accrued interest through December 31, 2001	625,845	1,199,536	-	-	-	-	-	-	-	-	-	1,199,536
Issuance of convertible preferred stock for services rendered, and license agreement though December 31, 2001	50,110	173,198	-	-	-	-	-	-	-	-	-	173,198
Issuance of Series B convertible preferred stock in exchange for convertible promissory notes	-	-	12,750	114,000	-	-	-	-	-	-	-	114,000
Non-cash preferred dividends	-	1,448,505	-	-	-	-	-	-	-	-	(1,448,505)	-
Conversion of preferred stock including dividends to common stock through December 31, 2001	(703,604)	(9,622,969)	(12,750)	(114,000)	(477,081)	(4,978,505)	3,014,644	14,715,474	-	-	-	-
Issuance of warrants in connecton with notes payable in financing	-	-	-	-	-	-	-	487,333	-	-	-	487,333
Issuance of common stock in connection with private placement of common stock in July, 1997, net of issuance costs	-	-	-	-	-	-	1,547,827	3,814,741	-	-	-	3,814,741

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Deficit
Issuance of common stock in connection with the public offering of common stock in November 1997, net of issuance cost	-	-	-	-	-	-	2,012,500	13,764,069	-	-	-	13,764,069
Issuance of common stock in connection with the acquisition of Neptune Pharmaceuticals	-	-	-	-	-	-	462,809	3,842,968	-		-	3,842,968
Issuance of common stock in connection with IPO in Aug. 1995	-	-	-	-	-	-	1,322,500	6,383,785	-	-	-	6,383,785
Issuance of common stock for cash through December 31, 2001	-	-	-	-	-	-	953,400	126,499	-	-	-	126,499
Issuance of common stock for services rendered through December 31, 2001	-	-	-	-	-	-	269,115	24,261	-	-	-	24,261
Issuance of common stock in connection with the private placement of common stock in July 1999, net of issuance costs	-	-	-	-	-	-	1,616,000	10,037,662	-	-	-	10,037,662
Issuance of common stock in connection with the private placement of common stock in October 2000, net of issuance cost of $22,527	-	-	-	-	-	-	1,500,000	11,602,473	-	-	-	11,602,473
Repurchase of common shares in 1992	-	-	-	-	-	-	(3,586)	(324)	-	-	-	(324)
Issuance of common stock in exchange for notes payable	-	-	-	-	-	-	42,960	268,500	-	-	-	268,500
Fair value of warrants issued in Quay acquisition	-	-	-	-	-	-	-	489,477	-	-	-	489,477
Compensation expenses related to the extension of option exercise periods	-	-	-	-	-	-	-	338,481	-	-	-	338,481
Common stock issued in connection with Quay acquisition	-	-	-	-	-	-	169,224	977,105	-	-	-	977,105
Exercise of options to purchase common stock	-	-	-	-	-	-	432,377	1,545,728	-	-	-	1,545,728

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Deficit
Exercise of warrants to purchase common stock	-	-	-	-	-	-	571,086	966,479	-	-	-	966,479
Compensation expense related to options and warrants issued to non-employees	-	-	-	-	-	-	-	951,263	-	-	-	951,263
Issuance of common stock in connection with the public offering of common stock in June 2001, net of issuance costs of $184,795	-	-	-	-	-	-	2,747,143	15,199,206	-	-	-	15,199,206
Issuance of common stock in connection with Vaxis acquisition	-	-	-	-	-	-	533,612	3,852,631	-	-	-	3,852,631
Issuance of common stock in connection with the achievement of Neptune milestones	-	-	-	-	-	-	104,113	750,000	-	-	-	750,000
Unrealized gain/(loss) on investments	-	-	-	-	-	-	-	-	-	103,385	-	103,385
Gain/(loss) on foreign currency translation	-	-	-	-	-	-	-	-	-	(19,927)	-	(19,927)
Net loss	-	-	-	-	-	-	-	-	-	-	(68,928,043)	(68,928,043)
Total Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	-	(68,844,585)
Balances at December 31, 2001	-	-	-	-	-	-	17,295,724	90,137,811	-	83,458	(70,376,548)	19,844,721
Exercise of options to purchase common stock	-	-	-	-	-	-	156,632	454,983	-	-	-	454,983
Issuace of common stock in connection with the private placement of common stock in November 2002, net of issuance costs of $275,000	-	-	-	-	-	-	2,200,000	5,225,000	-	-	-	5,225,000
Compensation expense related to option modifications	-	-	-	-	-	-	-	249,746	-	-	-	249,746
Compensation expense for options related to non-employees	-	-	-	-	-	-	-	72,224	-	-	-	72,224
Components of comprehensive loss:
Unrealized gain/(loss) on investments	-	-	-	-	-	-	-	-	-	(82,916)	-	(82,916)
Gain/(loss) on foreign currency translation	-	-	-	-	-	-	-	-	-	11,289	-	11,289
Net loss	-	-	-	-	-	-	-	-	-	-	(15,240,602)	(15,240,602)
Total Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	-	(15,312,229)
Balances at December 31, 2002	-	-	-	-	-	-	19,652,356	96,139,764	-	11,831	(85,617,150)	10,534,445

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Deficit
Exercise of options to purchase common stock	-	-	-	-	-	-	273,196	537,700	-	-	-	537,700
Compensation expense for options related to non-employees	-	-	-	-	-	-	-	153,784	-	-	-	153,784
Issuance of shares to CEO upon renewal of employment contract	-	-	-	-	-	-	107,118	425,000	-	-	-	425,000
Issuance of common stock for services	-	-	-	-	-	-	12,330	50,000	-	-	-	50,000
Financing fees	-	-	-	-	-	-	-	(12,264)	-	-	-	(12,264)
Components of comprehensive loss:
Unrealized gain/(loss) on investments	-	-	-	-	-	-	-	-	-	(424)	-	(424)
Gain/(loss) on foreign currency translation	-	-	-	-	-	-	-	-	-	263,448	-	263,448
Net loss	-	-	-	-	-	-	-	-	-	-	(13,532,148)	(13,532,148)
Total Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	-	(13,269,124)
Balances at December 31, 2003	-	-	-	-	-	-	20,045,000	97,293,984	-	274,855	(99,149,298)	(1,580,459)
Conversion of common stock to shares with 0.0001 par value	-	-	-	-	-	-	-	(97,291,979)	97,291,979	-	-	-
Exercise of options to purchase common stock	-	-	-	-	-	-	142,174	14	303,815	-	-	303,829
Compensation expense for options related to non-employees	-	-	-	-	-	-	-	-	28,288	-	-	28,288
Compensation expense related to option modifications	-	-	-	-	-	-	-	-	80,860	-	-	80,860
Issuance of common stock and warrants in connection with the private placement of common stock in July 2004, net of issuance costs of $16,741	-	-	-	-	-	-	3,020,000	302	10,310,402	-	-	10,310,704
Kingsbridge drawdown, net of issuance costs of $156,928	-	-	-	-	-	-	246,399	25	843,043	-	-	843,068
Derivative instrument in connection with Kingsbridge financing									(800,800)	-	-	(800,800)
Issuance of common stock in connection with the achievement of Neptune milestones	-	-	-	-	-	-	204,918	20	749,980	-	-	750,000
Shares issued in connection with the Biosyn acquisition	-	-	-	-	-	-	2,461,949	246	10,478,026	-	-	10,478,272
Options issued in connection with the Biosyn acquisition	-	-	-	-	-	-	-	-	968,095	-	-	968,095
Components of comprehensive loss
Gain/(loss) on foreign currency translation	-	-	-	-	-	-	-	-	-	29,389	-	29,389
Net loss	-	-	-	-	-	-	-	-	-	-	(28,154,062)	(28,154,062)
Total Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	-	(28,124,673)
Balances at December 31, 2004	-	-	-	-	-	-	26,120,440	$2,612	$120,253,688	$304,244	$(127,303,360)	$(6,742,816)

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Deficit
Exercise of options to purchase common stock	-	-	-	-	-	-	89,366	9	41,511	-	-	41,520
Compensation expense for options related to non employees	-	-	-	-	-	-	-	-	651	-	-	651
Issuance of common stock and warrants in connection with the private placement of common stock in May 2005, net of issuance cost of $233,000	-	-	-	-	-	-	3,621,819	362	5,720,826	-	-	5,721,188
Derivitative instrument issued in connection with the May, 2005 PIPE	-	-	-	-	-	-	-	-	(471,479)	-	-	(471,479)
Components of comprehensive loss Gain/(Loss) on foreign currency translation	-	-	-	-	-	-	-	-	-	(29,148)	-	(29,148)
Unrealized Gain on Market Securities		-	-	-	-	-			2,591	8,598	-	11,189
Net loss	-	-	-	-	-	-	-	-	-	-	(5,007,639)	(5,007,639)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(5,025,598)
Balances at December 31, 2005	-	$-	-	$-	-	$-	29,831,625	$2,983	$125,547,788	$283,694	$(132,310,999)	$(6,476,534)

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Consolidated Statements of Cash Flows

	Years ended December 31,			Period from June 26, 1989 (inception) to December 31,
	2005	2004	2003	2005
Operating activities
Net loss.	$(5,007,639)	$(28,154,062)	$(13,532,148)	$(130,862,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in-process technology.	—	14,981,816	—	22,331,918
Depreciation	360,236	415,078	373,507	3,377,937
Bad debt expense and other non-cash items.	199,798	—	—	199,798
Intangible assets amortization	582,788	164,066	193,409	1,923,931
Loss (gain) on sale of fixed assets.	1,000,840	30,710	666,875	1,611,949
Equity compensation expense	651	109,149	578,784	2,300,299
Derivative revaluation	(689,708)	(390,000)	—	(1,079,708)
Interest accretion on notes payable	531,759	—	—	531,759
PDI Settlement	2,000,000			2,000,000
Amortization of discount on notes payable and deferred financing costs.	—	—	—	24,261
Issuance of common stock for services	—	—	50,000	1,040,918
Issuance of common stock for services rendered, interest and Neptune milestones	—	750,000	—	1,317,503
Changes in operating assets and liabilities:
Prepaid expenses and other current assets.	(602,428)	142,077	(3,566)	(907,832)
Accounts receivable	(265,416)	(398,900)	72,833	(855,880)
Other assets	58,642	—	—	308,642
Accounts payable	83,345	(285,952)	720,061	474,271
Other long term liabilities	(489,658)	(261,807)	—	(34,846)
Deferred revenue	(13,718,802)	476,075	(832,000)	925,273
Accrued expenses and other current liabilities.	(773,375)	(1,179,173)	(1,057,540)	(838,701)
Net cash provided by operating activities	(16,728,967)	(13,600,923)	(12,769,785)	(96,211,002)
Investing activities
Purchases of property and equipment	(103,497)	(203,988)	(362,335)	(5,507,240)
Purchases of investments	(11,189)	—	(11,019,220)	(98,920,763)
Sale of investments.	—	—	5,334,000	43,509,646
Maturity of investments	—	3,686,919	4,000,000	55,304,678
Proceeds from restricted cash.	227,500	—	—	613,999
Proceeds from sale of property	—	—	50,337	237,674
Acquisition of Vaxis, Quay and Biosyn.	—	(303,966)	—	(815,522)
Net cash provided by (used in) investing activities	112,814	3,178,965)	(1,997,218)	(5,577,528)
Financing activities
Proceeds from notes payable.	—	—	—	8,047,424
Issuance of notes payable.	4,444,133	—	—	4,444,133
Repayment of notes payable.	—	—	—	(6,610,608)
Net proceeds from issuance of common stock	5,747,037	11,457,601	525,436	86,841,626
Other assets	—	—	—	(614,000)
Issuance of convertible preferred stock, net of issuance cost.	—	—	—	11,757,735
Deferred financing costs.	—	—	—	(80,170)
Net cash provided by (used in) financing activities	10,191,170	11,457,601	525,436	103,786,140
Effect of exchange rate changes on cash.	(29,148)	19,599	262,928	253,379
Net increase (decrease) in cash and cash equivalents.	(6,454,131)	1,055,242	(13,978,639)	2,250,989
Cash and cash equivalents, beginning of period.	8,705,120	7,649,878	21,628,517	—
Cash and cash equivalents, end of period	$2,250,989	$8,705,120	$7,649,878	$2,250,989

The accompanying notes are an integral part of these financial statements

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Consolidated Statements of Cash Flows (Continued)

	Years ended December 31,			Period from June 26, 1989 (inception) to December 31,
	2005	2004	2003	2005
Supplemental cash flow information
Interest paid	$85,958	$—	$—	$725,945
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquired-in-process technology	—	—	—	7,350,102
Conversion of preferred stock to common stock	—	—	—	14,715,474
Issuance of common stock for notes payable	5,720,826	—	—	5,998,026
Issuance of warrants in connection with Kingsbridge financing	—	800,800	—	800,800
Issuance of warrants in connection with notes payable financing	471,479	—	—	958,812
Issuance of convertible preferred stock for notes payable	—	—	—	1,268,316
Issuance of common stock for milestone payments.	—	750,000	—	1,500,000
Fair value of assets acquired net of liabilities assumed for Biosyn acquisition	—	11,856,000	—	11,856,000

The accompanying notes are an integral part of these financial statements

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

1. Accounting Policies

Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of Cellegy Pharmaceuticals, Inc. and its wholly owned subsidiaries, Biosyn, Inc. (“Biosyn”), Cellegy Australia Pty, Ltd. and Cellegy Canada, Inc. (collectively the “Company” or “Cellegy”). Biosyn was acquired on October 22, 2004. Biosyn’s results were included in consolidation from its date of acquisition. Cellegy Canada, Inc.’s operations ceased in the fourth quarter of 2005 with all of the subsidiary’s assets liquidated. Canada’s 2005 results were included in the consolidation up until the liquidation. All inter-company balances and transactions have been eliminated in consolidation.

Cellegy is a development stage specialty biopharmaceutical company, originally incorporated in California in 1989 and reincorporated in Delaware in 2004, engaged in the development and commercialization of prescription drugs targeting primarily women’s health care, including the reduction in transmitting of HIV, female sexual dysfunction and gastrointestinal conditions using proprietary topical formulations and nitric oxide donor technologies. In October 2004, Cellegy completed the acquisition of Biosyn which is developing a portfolio of proprietary product candidates known as microbicides that are used intravaginally to reduce transmission of sexually transmitted diseases, or STDs, including HIV/AIDS. Biosyn’s product candidates, which include both contraceptive and non-contraceptive microbicides, include Savvy® (C31G vaginal gel), which is undergoing Phase 3 clinical trials in the United States and Africa; UC-781 vaginal gel, in Phase 1 trials; and Cyanovirin-N, in pre-clinical development.

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

Liquidity and Capital Resources

We prepared the financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2005, we had a deficit accumulated during the development stage of $132.3 million, negative cash flows from operations of $96.2 million, and cash and cash equivalents of $2.3 million. We expect negative cash flow from operations to continue for the foreseeable future, with the need to continue or expand development programs and to commercialize products once regulatory approvals have been obtained. We believe we do not have enough financial resources to continue operations beyond April 2006. These factors raise substantial doubt about our ability to continue as a going concern. Our plans, with regard to these matters, include raising additional required funds through one or more of the following options, among others: sales of assets, seeking partnerships with other pharmaceutical companies or private foundations to co-develop and fund our research and development efforts, pursuing additional out-licensing arrangements with third parties, re-licensing and monetizing in the near term our future milestone and royalty payments expected from existing licensees and seeking equity or debt financing. In addition, we will continue to implement further cost reduction programs and reduce discretionary spending, if necessary.

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

At December 31, 2005, $759,906 of grants receivable under research and development agreements were unbilled. These amounts represent future billings by the Company for reimbursement of expenses funded by grants previously recorded in grant revenue. Unbilled grants at December 31, 2004 were $833,630.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid financial instruments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value at December 31, 2005 and 2004. The Company’s cash and cash equivalents are maintained at two financial institutions in the United States, and one financial institution in Australia. Deposits in these financial institutions may, from time to time, exceed federally insured limits.

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

Restricted Cash

Cash held by financial institutions to secure a letter of credit related to the Company’s long-term lease was classified as restricted cash and was shown separately in the balance sheet as a non-current asset. In 2005 the lease was terminated and the letter of credit cancelled.

Concentration of Credit Risk

At December 31, 2005, the Company had its cash in money market funds.

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

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting. In accordance with FAS 142, “Goodwill and Intangible Assets”, we do not amortize goodwill. Management reviews goodwill for impairment either on an annual basis or quarterly if an event occurs that might reduce the fair value of the long-lived asset below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and other intangibles for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, operating results and cash flows.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives.

Impairment of Long Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business conditions indicate that these carrying values may not be recoverable in the ordinary course of business. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

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

	December 31,
	2005	2004	2003
Gain (loss) on foreign exchange translation	$275,096	$284,199	$254,810
Unrealized gain (loss) on investments	8,598	20,045	20,045
Accumulated other comprehensive income (loss)	$283,694	$304,244	$274,855

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

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s pro forma net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

	Years ended December 31,
	2005	2004	2003
Net loss, as reported	$(5,007,639)	$(28,154,062)	$(13,532,148)
Add: Stock based employee costs included in reported net loss	—	80,860	425,000
Deduct: Stock-based employee compensation costs determined under the fair value based method for all awards	(421,750)	(790,518)	(1,839,447)
Net loss, pro forma	$(5,429,389)	$(28,863,720)	$(14,946,595)
Basic and diluted net loss per common share, as reported	$(0.18)	$(1.28)	$(0.68)
Basic and diluted net loss per common share, pro forma	$(0.19)	$(1.31)	$(0.75)

The Company valued its options on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Years ended December 31,
	2005	2004	2003
Risk-free interest rate	4.4%	3.6%	2.9%
Dividend yield	0%	0%	0%
Volatility	0.78	0.86	0.98
Expected life of options in years	5.9	4.3	4.3

The weighted average per share grant date fair value of options granted during the years ended December 31, 2005, 2004, and 2003 was $1.81, $4.37 and $3.28 respectively.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchanged for an award of equity instruments based on the fair value of the award on the date of the grant, and to recognize the cost over the period during which the employee is to provide service in exchange for the award. SFAS No. 123R is effective for public companies with a fiscal year that begins after June 15, 2005. The cumulative effect of this pronouncement when adopted by the Company, applied on a modified prospective basis, would be measured and recognized starting the first quarter of 2006. We anticipate that the impact of adopting SFAS No. 123R will result in an annual expense of approximately $292,000 based on known grants. Upon adoption of SFAS No. 123R, companies are allowed to select one of three alternative transition methods. Management is currently evaluating the transition methods, as well as valuation methodologies and assumptions for employee stock options in light of SFAS No. 123R. Current estimates of option values using the Black-Scholes method (as shown under “Stock Based Compensation”) may not be indicative of results from valuation methodologies ultimately implemented by the Company upon adoption of SFAS No. 123R.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, and that a corresponding adjustment be made to the opening balance of the retained earnings for that period rather than being reported in the income statement. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This pronouncement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

	Years ended December 31,
	2005	2004	2003
Options	3,658,764	4,345,777	4,198,216
Warrants	2,374,593	945,869	—
Total number of shares excluded	6,033,357	5,291,646	4,198,216

Excluded also are 2,121,212 shares that would be issuable upon conversion of the PDI Notes (see also Note 16).

2. Accounts Receivable

Accounts receivable consists of the following:

	Years ended December 31,
	2005	2004
Unbilled grants receivable	$759,906	$833,630
Trade receivables net of allowances of $35,000 in 2005	265,031	26,036
Other receivables	60,298	26,144
Total	$1,085,235	$885,810

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

3. Short-term Investments

At December 31, 2005, the Company had an investment in Marketable Securities of approximately $11,000. In January 2006 the investment was liquidated realizing a gain of approximated $8,500. At December 31, 2004, the Company had no investments.

4. Prepaid Expenses and Other Current Assets

At December 31, 2005 and December 31, 2004 this account includes the following:

	Years ended December 31,
	2005	2004
Prepaid Insurance	$196,000	$186,000
Prepaid Rent	35,000	—
Prepaid Compensation	803,000	—
Inventory	351,000	52,000
Other	44,000	44,000
Total	$1,429,000	$282,000

Inventories are valued at the lower of cost or market. As of December 31, 2005, Cellegy had inventory of $257,000 located in Canada and $94,000 in Australia. All of Cellegy’s Canadian inventory was sold in January 2006 for $257,000.

5. Intangible Assets, net

The Company’s intangible assets and related accumulated amortization at December 31, 2005 and December 31, 2004, respectively, were as follows:

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized non-compete agreement with Vaxis	$—	$—	$—	$463,544	$(293,578)	$169,966
Capitalized workforce—Biosyn acquisition	381,558	(185,354)	196,204	635,504	(26,478)	609,026
	$381,558	$(185,354)	$196,204	$1,099,048	$(320,056)	$778,992

Subsequent to the purchase of Biosyn in 2004, several of its key people left the Company in 2005. Their departure required the reduction in the carrying value of the work force in place intangible asset recorded in 2004. Estimating the fair market value of the key people remaining resulted in an impairment of the asset as of December 31, 2005 of approximately $254,000. This amount was recognized as impairment expense in the fourth quarter of 2005.

In 2005, Cellegy Canada, Inc. was liquidated and the intangible asset for the Vaxis non-compete agreement was fully amortized. The $50,000 decrease in goodwill in 2005 is due to changes in foreign currency.

Amortization recorded for the years ended December 31, 2005, 2004 and 2003 were approximately $324,000, $111,000 and $176,000, respectively.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

Estimated amortization expense for each of the three years ended December 31, 2006 through 2008 is as follows:

Estimated future amortization expense:
For the twelve months ended December 31:
2006	$69,000
2007	$69,000
2008	$58,000

6. Property and Equipment, net

Property and equipment, net consist of the following:

	Years ended December 31,
	2005	2004
Furniture and fixtures	$81,247	$199,202
Office equipment	337,247	261,718
Laboratory equipment	517,970	1,296,113
Leasehold improvements	81,599	2,081,313
	1,018,063	3,838,346
Less: accumulated depreciation and amortization	(521,644)	(1,885,938)
Total	$496,419	$1,952,408

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $360,000, $420,000 and 370,000 respectively. In March 2005, the Company relocated its South San Francisco offices to Brisbane, California. At that time all leasehold improvements and some office equipment were left at the facility. The Company received cash from the subsequent tenant for these items which was recognized as a net gain of approximately $484,000 on disposal of fixed assets. In December 2005, the Company also wrote off assets for production equipment and leasehold improvements for production facilities. The loss on the disposal of these fixed assets for the year 2005 was approximately $324,000 and $105,000 respectively.

7. Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accrued expenses and other current liabilities at December 31, 2005 and 2004 were as follows:

	Years ended December 31,
	2005	2004
Accrued clinical expenses	$641,995	$612,937
Accrued legal fees	60,830	453,953
Accrued employee bonuses, retention and severance	1,039,571	507,723
Accrued consulting fees	45,934	339,142
Other	613,909	811,053
Total	$2,402,239	$2,724,808

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

8.  Notes Payable

 Ben Franklin Note

Included in notes payables is a note issued by Biosyn to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992 for funds provided by Ben Franklin for the development of a compound to prevent transmission of AIDS.

The note is recorded at its estimated fair value of $205,000 and was assumed by Cellegy in connection with its acquisition of Biosyn. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from non-profit sources. There is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company will accrete the discount of $572,902 to earnings using the interest rate method over the discount period of five years, which was estimated in connection with the note’s valuation at the time of the acquisition.

PDI Notes

The notes were issued in April 2005 by Cellegy to PDI, Inc. (“PDI”) pursuant to a lawsuit settlement agreement signed by both parties in April 2005. The terms of the notes issued to PDI are as follows:

 The $3.0 million secured promissory note has an outstanding balance of $2.8 million and a net present value of $2.5 million at December 31, 2005 and is payable in October 2006. There is no stated interest rate and no periodic payments are required.  Cellegy is required to make current payments on the note to the extent of (i) 50% of licensing fees, royalties or milestone payment, (or, in each case, these payments in the nature thereof )received by Cellegy with respect to any of Cellegy’s agreements or arrangements with respect to Tostrex or Rectogesic products in territories outside of North America, and (ii) 50% of licensing fees, royalties or milestone payments (or, in each case, other payments in the nature thereof) received by Cellegy with respect to any of Cellegy’s agreements or arrangements with respect to Fortigel in North American markets. These payments are required to be made to PDI within two business days after Cellegy receives the payments. Cellegy’s obligations under the note are secured by a security interest in favor of PDI, which is reflected in a security agreement between Cellegy and PDI, in Cellegy’s interests in the payments described above and any proceeds therefrom (and certain related collateral). In addition, Cellegy is required to make payments on the $3.0 million note with respect to 10% of proceeds received by Cellegy in excess of $5.0 million from financing transactions. Payments made in 2005 totaled $200,000.

Amounts owed under the note may be accelerated upon an event of default, which is defined to include, but not limited to, any of the following: Cellegy’s failure to pay any amounts owed under the note when due; certain kinds of bankruptcy filings or certain related actions or proceedings; any breach of any of Cellegy’s covenants, conditions or agreements in the note or security agreement following notice from PDI that remains uncured for 30 days; the security interest no longer being a valid, perfected, first priority security interest; and a default in indebtedness of Cellegy with an aggregate principal amount in excess of $2.0 million that results in the maturity of such indebtedness being accelerated before its stated maturity. The net present value of collateralized $3.0 million note will be recalculated based on its remaining principal whenever a payment is made by Cellegy. Cellegy made a $100,000 payment to PDI in October 2005 shortly after the due date specified in the secured note and has paid interest to PDI on that amount.

  The $3.5 million non-negotiable senior convertible debenture was recorded at a net present value of $2.5 million as of December 31, 2005 and has a maturity date of April 11, 2008, three years from the PDI settlement date of April 11, 2005. There is no stated interest rate and no periodic payments are required. Cellegy may redeem the note at anytime before the maturity date upon prior notice to PDI, at a redemption price equal to the principal amount. If Cellegy delivers such a redemption notice, PDI may convert the note into shares of Cellegy common stock at a price of $1.65 per share. In addition, after the 18th month anniversary of the debenture, PDI may convert the note into Cellegy common stock at a price of $1.65 per share. If Cellegy does not redeem the note within the first 18 months, then Cellegy has agreed to file a registration statement relating to the possible resale of any shares issued to PDI after 18 months. 2,121,212 shares would be issuable upon such conversion. As long as amounts are owed under the note, Cellegy has agreed not to incur or become responsible for any indebtedness that ranks contractually senior or pari passu in right of payment to amounts outstanding under the note. Events of default under the senior note are generally similar to events of default under the secured note.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

 Cellegy has classified the notes as current for financial reporting purposes because of the payments expected to be made within the next year and due to other uncertainties noted above. In addition, on December 1, 2005 the company received a notice from PDI, Inc. notifying the company that PDI considers Cellegy in default of the secured promissory note and the non-negotiable convertible senior note which were part of the settlement entered into between Cellegy and PDI on April 11, 2005. PDI’s notice states that PDI believes that Cellegy is in material breach of the secured promissory note as a result of Cellegy’s failure to notify PDI of the receipt of certain payments and of Cellegy’s failure to pay amounts to which PDI believes it is entitled.

In November 2005, Cellegy renegotiated its Exclusive License and Distribution Agreement with ProStrakan Group Limited (“ProStrakan”)relating to Rectogesic. Under the renegotiated agreement, ProStrakan assumed all responsibility for manufacturing and product support functions and will purchase the product directly from the manufacturer rather than purchasing from Cellegy under the terms of the original agreement. In return, ProStrakan paid Cellegy $2.0 million. PDI claims that it is entitled to $1.0 million of that payment. Cellegy does not agree that the payment made by ProStrakan falls within the definition of “Pledged Collateral” in the settlement agreement and related documents and does not believe that any amount is owed to PDI as a result of such payments. The Company plans to vigorously defend itself against such claims.

The Company accretes interest and principal to the PDI notes using a rate of 15% using the effective interest rate method.

The Ben Franklin note has a face value of $778,000 and net present value of $205,000 at December 31, 2005.  The note has no scheduled repayment term.  Payment is based on 3% of Biosyn’s revenues excluding research and development grants.

 At December 31, 2005, future minimum payments on the above notes were payable as follows (in thousands):

2006	$2,800
2007	—
2008	3,500
2009 and thereafter	778
Total payments	7,078
Less: Amount representing discount	(1,897)
Net present value of notes at December 31, 2005	$5,181

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

9.  Equity Financing

On May 12, 2005, Cellegy raised approximately $5.7 million after offering expenses in a private placement of its common stock and warrants to existing and new institutional and individual investors.  The transaction consisted of the sale of approximately 3,621,819 shares of common stock and the issuance of Class A Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.25 per share.  The Class A Warrants can be called if the Company’s common stock trades for 20 consecutive days over $5.00. The Company also issued Class B Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.50 per share.  Class A and B Warrants can be called by the Company if the Company’s closing bid price of a share of Common Stock equals or exceeds $5.00 or $5.50, respectively, for any twenty (20) consecutive trading days commencing after the Registration Statement has been declared effective at a redemption price equal to $0.01 per share of common stock.  Three directors of Cellegy purchased a total of 50,000 shares in the offering at the closing market price of the common stock on the date of the transaction for $2.13 per share.  The directors did not receive any warrants. The purchase price for shares purchased by the non-director investors was $1.65 per share.  Pursuant to the transaction agreements, the Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on July 8, 2005, covering the possible resale of the shares from time to time in the future.

10. Derivative Instruments

 The warrants are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants, using the Black-Scholes valuation model, recorded as derivative liability at December 31, 2005 and December 31, 2004 was $193,000 and $411,000. The changes in the estimated fair value of the warrants have been recorded as other income and expense in the income statement. For the years ended December 31, 2005 and December 31, 2004, the Company recognized $689,000 and $390,000 respectively as other income from derivative revaluation.

11. Deferred Revenue

Current and long-term deferred revenue totaling $3.4 million at December 31, 2005 and $15.1 million at December 31, 2004 represents the remaining unamortized and unearned portion of upfront licensing fees received from licensees for the right to store, promote, sell and /or distribute the Company’s products. These amounts include $6.5 million in income recognition as a result of the PDI settlement in April 2005 with the remaining balances being amortized into income over the life of the licensing agreement or the life of the patent for the product being licensed, whichever is longer.

12. Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases. Rent expense is recorded on a straight-line basis over the term of the lease. During the third quarter of 2002, the Company subleased a portion of its facility. Rental income is recorded on a straight-line basis over the term of the sublease. The sublease was terminated in 2005 and the rental income ceased as of the termination. Future minimum lease payments at December 31, 2005, are as follows:

Years ended December 31,	Future Minimum Lease Commitments
2006	$331,467
2007	264,483
2008	160,167
Total	$756,117

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

Rent expense, net of sublease income, was $269,000, $382,000, and $336,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company received $93,000, $149,000 and $148,000 in sublease income, which is reflected in other income (expense), during the year ended December 31, 2005, 2004 and 2003, respectively.

Capital Leases

Included in property, plant and equipment is laboratory equipment and computer equipment under long-term leases of $107,000, with related accumulated depreciation of $53,000 which included an option to purchase the assets for a nominal cost at the termination of the lease. There were no capital lease assets and amortization expenses prior to the Biosyn acquisition. Future minimum lease payments for assets under capital leases at December 31, 2005 are as follows:

Years ended December 31:
2006	$55,000
2007	5,000
Total minimum lease payments	60,000
Less amount representing interest	(13,000)
Present value of minimum lease payments	47,000
Less current maturities	(44,000)
Long-term obligation	$3,000

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

On November 27, 2001, Cellegy acquired Vaxis Therapeutics Corporation (“Vaxis”), a private Canadian company. The Vaxis purchase agreement contains earn-out provisions through 2008 that are based on commercial sales of any products developed by the Company or other revenues generated from the acquired research. There have been no earn-out payments made under this agreement through December 31, 2005. In 2005, Canadian operations were terminated and its assets were liquidated.

Legal Proceedings

In October 2003, the Company received a communication from PDI invoking mediation procedures under its exclusive license agreement with PDI relating to Fortigel. After mediation was completed in December 2003, both PDI and Cellegy initiated litigation proceedings against each other. Cellegy filed a declaratory judgment action in federal district court in San Francisco against PDI, and PDI initiated an action in federal district court in New York against Cellegy.

On April 11, 2005, Cellegy entered into a settlement agreement with PDI resolving the lawsuits that the companies had filed against each other.  Under the terms of the settlement agreement, the license agreement was terminated and all product rights reverted to Cellegy.  Under the settlement agreement, the previous license agreement was terminated and all product rights reverted to Cellegy. Cellegy paid $2 million to PDI upon signing the settlement agreement.

Cellegy also issued a $3.0 million Secured Promissory Note to PDI, payable in 18 months, with earlier payments of amounts owed under the note required to be made to the extent of  50% of licensing fees, royalties or milestone payments (or, in each case, other payments in the nature thereof) received by Cellegy under Cellegy’s agreements or arrangements with respect to Cellegy’s Tostrex® (testosterone gel) and Rectogesic® (nitroglycerin ointment) products in territories outside of North America, and 50% of licensing fees, royalties or milestone payments (or, in each case, other payments in the nature thereof) received by Cellegy under Cellegy’s agreements or arrangements with respect to Fortigel licensees in North American markets. These payments are required to be made to PDI within two business days after Cellegy receives the payments.  These various payments will be made until the amount owed under the note is paid in full.  Cellegy’s obligations under the note are secured by a security interest in favor of PDI, which is reflected in a security agreement between Cellegy and PDI, in Cellegy’s interests in the payments described above and any proceeds there from (and certain related collateral).  In addition, Cellegy is required to make payments on the $3.0 million note with respect to 10% of proceeds received by Cellegy in excess of $5 million from financing transactions. Payments made in 2005 totaled $200,000. Amounts owed under the note may be accelerated upon an event of default, which include (but are not limited to) certain kinds of bankruptcy filings or certain related actions or proceedings, an uncured material breach of Cellegy’s obligations under the note, the security interest no longer being a valid, perfected, first priority security interest, and a default in indebtedness of Cellegy with an aggregate principal amount in excess of $2 million that results in the maturity of such indebtedness being accelerated before its stated maturity. Cellegy made a $100,000 payment to PDI in October 2005 shortly after the due date specified in the secured note and has paid interest to PDI on that amount. Cellegy also issued to PDI a $3.5 million principal amount Convertible Senior Note due April 11, 2008.  Cellegy may redeem the note at any time before the maturity date upon not less than 30 or more than 60 days notice to PDI, at a redemption price equal to the principal amount; if Cellegy delivers such a redemption notice, PDI may convert the note into shares of Cellegy common stock at a price of $1.65 per share.   In addition, after the 18 month anniversary of the debenture, PDI may convert the note into Cellegy common stock at a price of $1.65 per share.   If Cellegy does redeem the note within the first 18 months; then Cellegy has agreed to file a registration statement relating to possible resale of any shares issued to PDI after 18 months. 2,121,212 shares would be issuable upon such conversion.  As long as amounts are owed under the note, Cellegy has agreed not to incur or become responsible for any indebtedness that ranks contractually senior or pari passu in right of payment to amounts outstanding under the note.  Events of default under the senior note are generally similar to events of default under the secured note.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

13. 401(k) Plan

The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate on the first day of the calendar quarter following three months of employment with the Company. Under the plan, employees may contribute up to 15% of salaries per year subject to statutory limits. The Company provides a matching contribution equal to 25% of the employee’s rate of contribution, up to a maximum contribution rate of 4% of the employee’s annual salary. Expenses related to the plan for the years ended December 31, 2005, 2004 and 2003 were not significant.

14. Acquisitions

Biosyn Acquisition

On October 22, 2004, Cellegy completed its 100% acquisition of Biosyn, developer of a contraceptive gel product for the reduction in transmission of HIV/AIDS in women. The acquisition was accounted for as an acquisition of assets as the operations of Biosyn did not meet the definition of a business as defined in Emerging Issues Task Force Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. Assets acquired and liabilities assumed were recorded at their estimated fair values. The value of the merger consideration, including certain acquisition and closing costs, exceeded the fair value of the net assets acquired. In accordance with paragraph 9 of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, such excess was allocated among the relative fair values of the assets acquired. Amounts allocated to identifiable intangible assets are amortized over their estimated useful lives. Amounts allocated to purchased research and development were expensed immediately. Under the terms of the acquisition, 12,000 preferred shares and 5,031,267 shares of Biosyn common stock outstanding at the closing of the acquisition were exchanged for approximately 2,462,000 shares of Cellegy’s common stock. Cellegy also liquidated approximately $3.5 million of Biosyn’s debt at the time of the acquisition.

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

The results of the valuation of the purchased research and development was $17.0 million using primarily the income approach and applying risk-adjusted discount rates to the estimated future revenues and expenses attributable to in-process drug development programs. The most significant in-process program relates primarily to the development of a microbacidal vaginal gel, which may have the potential to prevent HIV / AIDS and other sexually transmitted diseases in women. This product candidate, called Savvy® (C31G vaginal gel), has an estimated fair value of $15.4 million. Two other development programs, called UC-781 and Cyanovirin-N, have a combined estimated fair value of $1.6 million. The in-process C31G program requires significant additional scientific and clinical testing which for purposes of this valuation is expected to be completed in the second half of 2006 with cash inflows from product sales in the United States forecasted to begin in 2007, assuming no unforeseen adverse events or delays and assuming that regulatory approvals are obtained. The C31G Phase 3 clinical trials are approximately 40% complete based on cost and patient enrollment. The UC-781 and Cyanovirin-N development programs are at a much earlier stage than C31G. Additional manufacturing optimization and development expenses associated with completing the clinical trials, as well as legal and regulatory expenses relating to the drug approval process, will be required to gain marketing acceptance.

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

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

The acquisition was completed on October 22, 2004 and Biosyn’s results of operations subsequent to that date are included in the Company’s consolidated statements of operations. The Company has prepared unaudited pro forma financial information showing revenues and net loss for the combined entity for the years ended December 31, 2004 and 2003, respectively, as if the merger occurred as of the beginning of those periods. The following unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Years Ended December 31,
	2004	2003
Revenues	$6,304,377	$6,847,023
Net loss	(14,028,996)	(16,444,850)
Basic and diluted net loss per common share	$(0.64)	$(0.73)

15. License and Other Agreements

Cellegy

In December 2002, Cellegy entered into a license agreement, or the PDI Agreement, with PDI, Inc., or PDI, granting PDI the exclusive right to store, promote, sell and distribute Fortigel in North American markets. Cellegy received an upfront payment of $15.0 million on the effective date of December 31, 2002 with an additional $10.0 million payable no later than thirty days after the Company certifies to PDI that Fortigel has received all FDA approvals required to manufacture, sell and distribute the product in the United States. The Company recorded costs of $947,000 to selling, general and administrative expenses associated with an investment banking fee for the year ended December 31, 2002 related to the PDI Agreement. Under the PDI Agreement, the Company would also receive royalties each year until the expiration of the last patent right related to Fortigel of 20% - 30% of net sales and the Company would be reimbursed for 110% of burdened costs for any product supplied to PDI. In April 2005, pursuant to a settlement with PDI concerning litigation initiated in December of 2003, the companies terminated their agreement and all rights to Fortigel reverted back to Cellegy. See also Note 12.

In July 2004, Cellegy and ProStrakan entered into to an exclusive license agreement for the future commercialization of Tostrex® (testosterone gel) in Europe. Under the terms of the agreement, ProStrakan will be responsible for regulatory filings, sales, marketing and distribution of Tostrex throughout the European Union and in certain nearby non-EU countries. Under the original agreement, the Company was responsible for supplying finished product to ProStrakan through Cellegy’s contract manufacturer. Assuming successful commercial launch, Cellegy could receive up to $5.75 million in total payments including a $500,000 non-refundable upfront payment made in July 2004, and a royalty on net sales of Tostrex. The advanced payment received by the Company was recorded as deferred revenue to be amortized to income over eighteen years, which represents the estimated life of the underlying patent.

In January 2006, Cellegy amended its 2004 agreement with ProStrakan concerning Tostrex. Under the terms of the amended agreement, ProStrakan will assume responsibility for all manufacturing and other product support functions and will purchase Tostrex directly from Cellegy’s contract manufacturer rather than purchasing the product from Cellegy under the terms of the original agreement. Cellegy will continue to receive milestones and royalties as set forth in the original agreement.

In December 2004, Cellegy and ProStrakan entered into an exclusive license agreement for the commercialization of Cellegesic, branded Rectogesic outside of the United States, in Europe. Under the terms of the agreement, Cellegy received a non-refundable payment of $1.0 million and is entitled to receive an additional $4.6 million in milestone payments, along with additional payments based on sales of product to ProStrakan for distribution in Europe. ProStrakan will be responsible for additional regulatory filings, sales, marketing and distribution of Rectogesic throughout Europe. In all, the agreement covers 38 European territories, including all EU member states. Cellegy will be responsible for supplying finished product to ProStrakan through its contract manufacturer. In addition, ProStrakan has granted a right of first negotiation to Cellegy for its oral estradiol-glucoside product, which is currently in Phase 1 clinical development or an alternative product in the area of gastroenterology. The $1.0 million upfront fee received by the Company is being amortized to income over 10 years, which represents the estimated life of the underlying patent.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

In November 2005, the Company amended its 2004 agreement with ProStrakan concerning Rectogesic. Under the terms of the amended agreement, ProStrakan will assume responsibility for all manufacturing and other product support functions and will purchase Rectogesic directly from Cellegy’s contract manufacturer rather than purchasing the product from Cellegy under the terms of the original agreement. In return, Cellegy received a non-refundable payment of $2.0 million and may receive future milestone payments of up to $750,000 upon approval of the product in certain major European countries. The $2.0 million payment is being amortized to income over the remaining estimated life of the underlying patent considered in connection with the 2004 agreement.

Biosyn

In October 1989, Biosyn entered into an agreement whereby it obtained an exclusive license to develop and market products using the C31G Technology.

In October 1996, Biosyn acquired the C31G Technology from the entity that originally licensed the technology to Biosyn. As part of the agreement, Biosyn is required to make annual royalty payments equal to the sum of 1% of net product sales of up to $100 million, 0.5% of the net product sales over $100 million and 1% of any royalty payments received by Biosyn under license agreements. The term of the agreement lasts until December 31, 2011 or upon the expiration of the C31G Technology’s patent protection, whichever is later. Biosyn’s current C31G patents expire between 2011 and 2018.

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

In February 2003, Biosyn acquired exclusive worldwide rights from the National Institutes of Health, or NIH, for the development and commercialization of protein Cyanovirin-N as a vaginal gel to prevent the sexual transmission of HIV. NIH is entitled to milestone payments upon achievement of certain development milestones and royalties on product sales.

On February 1, 2006 Cellegy announced that it had entered into a non-exclusive, developing world licensing agreement with CONRAD for the collaboration on the development of Cellegy’s entire microbicide pipeline. The agreement encompasses the licensing in the developing countries (as defined in the agreements) of Savvy clinical trials in the United States and Africa; UC-781, currently in expanded Phase 1 trials in the United States and Thailand; and Cyanovirin-N, currently in pre-clinical development.

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

Biosyn has entered into various other research and technology agreements. Under these other agreements, Biosyn is working in collaboration with various other parties. Should any discoveries be made under such arrangements, Biosyn may be required to negotiate the licensing of the technology for the development of the respective discoveries. There are no significant funding commitments under any of these other agreements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

16. Stockholders’ Equity (Deficit)

Common Stock Private Placements

In January 2004, the Company entered into a Structured Secondary Offering facility agreement with Kingsbridge Capital Limited (“Kingsbridge SSO”). The Kingsbridge SSO requires Kingsbridge to purchase up to 3.74 million shares of newly issued common stock at times and in amounts selected by Cellegy over a period of up to two years, subject to certain restrictions. The Company filed a registration statement with the SEC, which was subsequently amended and declared effective on June 1, 2004. The Kingsbridge SSO agreement does not prohibit additional debt or equity financings, including Private Investment in Public Equity (“PIPEs”), shelf offerings, secondary offerings or any other non-fixed or future priced securities. If the common stock falls below $1.25 per share, Cellegy will not be able to conduct drawdowns on the Kingsbridge SSO. The timing and amount of any draw downs are at Cellegy’s sole discretion, subject to certain timing conditions, and are limited to certain maximum amounts depending in part on the then current market capitalization of the Company. The purchase price of the common stock will be at discounts ranging from 8% to 12% of the average market price of the common stock prior to each future draw down. The lower discount applies to higher stock prices. In connection with the agreement, Cellegy issued warrants to Kingsbridge to purchase 260,000 common shares at an exercise price of $5.27 per share. Cellegy can, at its discretion and based on its cash needs, determine how much, if any, of the equity line it will draw down in the future, subject to the other conditions in the agreement. The Company completed two drawdowns in 2004, issuing a total of 246,399 common shares resulting in net proceeds of approximately $0.8 million.

In July 2004, Cellegy completed a private placement financing, primarily with existing institutional stockholders, issuing 3,020,000 common shares and warrants to purchase 604,000 shares of common stock, with an offering price of the common shares of $3.42 per share and the exercise price of the warrants of $4.62 per share. Net proceeds were $10.3 million.

On May 12, 2005, Cellegy raised approximately $5.7 million after offering expenses, in a private placement of its common stock and warrants, to existing and new institutional and individual investors.  The transaction consisted of the sale of approximately 3,621,819 shares of common stock.  The Company also issued Class A Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.25 per share.  The Class A warrants can be called by the Company if the Company’s common stock trades for 20 consecutive days over $5.00. The Company also issued Class B Warrants to purchase approximately 714,362 shares of common stock at an exercise price of $2.50 per share.  Class A and B Warrants can be called by the Company if the Company’s closing bid price of a share of Common Stock equals or exceeds $5.00 or $5.50, respectively, for any twenty (20) consecutive trading days commencing after the Registration Statement has been declared effective at a redemption price equal to $0.01 per share of common stock.  Three directors of Cellegy purchased a total of 50,000 shares in the offering at the closing market price of the common stock on the date of the transaction for $2.13 per share.  The directors did not receive any warrants. The purchase price for shares purchased by the non-director investors was $1.65 per share.  Pursuant to the transaction agreements, the Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on July 8, 2005, covering the possible resale of the shares from time to time in the future.

PDI Senior Convertible Debenture

As more fully described in Note 8, “Notes Payable”, Cellegy issued a $3.5 million senoior convertible debenture to PDI in 2005 in connection with the settlement of its lawsuit with PDI. Cellegy may redeem the note at any time before the maturity date upon prior notice to PDI, at a redemption price equal to the principal amount. If Cellegy delivers such a redemption notice, PDI may convert the note into shares of Cellegy common stock at a price of $1.65 per share. In addition, after the 18th month anniversary of the debenture, PDI may convert the note into Cellegy common stock at a price of $1.65 per share. If Cellegy does not redeem the note within the first 18 months, then Cellegy has agreed to file a registration statement relating to the possible resale of any shares issued to PDI after 18 months. 2,121,212 shares would be issuable upon such conversion.

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

Preferred Stock

The Company’s Restated Certificate of Incorporation provides that the Company may issue up to 5,000,000 shares of preferred stock in one or more series. The Board of Directors is authorized to establish from time to time the number of shares to be included in, and the designation of, any such series and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock and to increase or decrease the number of shares of any such series without any further vote or action by the stockholders.

 Stock Market Listing

On September 14, 2005 the Company received a determination letter from the Nasdaq Listing Qualifications Panel transferring its stock listing to the Nasdaq Small Cap Market. On December 29, 2005 Cellegy was delisted from the Nasdaq Small Cap Market. The delisting resulted from the Company not satisfying the $35 million market capitalization requirement under Nasdaq Marketplace Rule 4310(c)(2)(B)(ii). The Company also does not comply with alternative standards for continued listing on the Nasdaq Small Cap Market. The Company’s stock currently trades on the Over the Counter Bulletin Board.

Stock Option Plans

2005 Equity Incentive Plan

The Company’s Stockholders approved a new 2005 Equity Incentive Plan (the “2005 Plan”) at the Annual Meeting of Stockholders held September 28, 2005. The 2005 Plan replaces the 1995 Equity Incentive Plan (“Prior Plan”) which had expired. The 2005 Plan will be administered by the Board and the Board has delegated administration to the Compensation Committee. The Board of Directors may at any time amend, alter, suspend or discontinue the 2005 Plan without stockholder approval, except as required by applicable law. The 2005 Plan is not subject to the ERISA and is not qualified under Section 401(a) of the Code.

The 2005 Plan provides for the grant of options and other awards to employees, directors and consultants. Options granted under the 2005 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees. The Compensation Committee determines who will receive options or other awards under the 2005 Plan and their terms, including the exercise price, number of shares subject to the option or award, and the vesting and exercisability thereof. Options granted under the 2005 Plan generally have a term of ten years from the grant date, and exercise price typically is equal to the closing price of the common stock on the grant date. Options typically vest over a three-year or four-year period. Options granted under the 2005 Plan typically expire if not exercised within 90 days from the date on which the optionee is no longer an employee, director or consultant. The vesting and exercisability of options may also be accelerated upon certain change of control events. As of December 31, 2005 there were outstanding options to purchase 49,500 shares under the 2005 Plan and 950,500 shares were available for options or other awards under the 2005 Plan.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

	Shares Under Option	Weighted Average Exercise Price
Beginning Balance	-	$-
Granted	49,500	1.34
Canceled	-	-
Exercised	-	-
Balance at December 31, 2005	49,500	1.34

The following table summarizes those stock options outstanding related to the 2005 Plan at December 31, 2005:

	Options Outstanding
Range of Exercise Prices	Weighted Average Number of Options	Weighted Average Remaining Contractual Life	ExercisePrice
$1.34	48,000	9.6 years	$1.34
$1.35 - $1.60	1,500	9.7 years	1.39
Total	49,500	9.7 years	1.34

There were no options exercisable under the 2005 plan as of December 31, 2005.

Prior Plan

The total number of shares reserved and available for issuance pursuant to the exercise of Awards under the Prior Plan is 4,850,000 shares. The Prior Plan will continue to govern the stock options previously granted under the Prior Plan. However, no further stock options or other awards will be made pursuant to the Prior Plan.

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2002	3,962,492	$4.83
Granted	363,500	3.05
Canceled	(1,123,080)	5.11
Exercised	(273,196)	1.97
Balance at December 31, 2003	2,929,716	4.77
Granted	35,000	4.47
Canceled	(29,900)	3.73
Exercised	(133,174)	2.10
Balance at December 31, 2004	2,801,642	4.90
Granted	287,150	1.89
Exercised	(14,920)	2.35
Cancelled	(835,135)	4.54
Balance at December 31, 2005	2,238,737	4.67

The following table summarizes those stock options outstanding and exercisable related to the Prior Plan at December 31, 2005:

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Exercise Price	Number of Options	Weighted Average Exercise Price
$1.35 - $2.30	618,952	5.4 years	$1.85	361,802	$1.80
$2.89 - $4.00	563,951	2.5 years	3.50	520,119	3.55
$4.38 - $6.50	506,000	1.7 years	5.10	489,125	5.12
$7.00 - $8.93	496,834	2.0 years	7.97	496,834	7.97
$15.00	53,000	2.2 years	15.00	53,000	15.00
Total	2,238,737	3.0 years	4.67	1,920,880	5.08

At December 31, 2004 and 2003, options to purchase 2,801,642 shares of common stock with an average price of $4.90 and 2,173,078 shares of common stock with an average price of $4.77were vested and exercisable, respectively. No future options may be granted under the Prior Plan.

Directors’ Stock Option Plan

In 1995, Cellegy adopted the 1995 Directors’ Stock Option Plan (the “Directors’ Plan”) to provide for the issuance of non-qualified stock options to eligible outside Directors. When the plan was established, Cellegy reserved 150,000 shares for issuance. From 1996 to 2005, a total of 350,000 shares were reserved for issuance under the Directors’ Plan. The 2005 Plan replaces the Directors’ Plan.

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

Activity under the Directors’ Plan is summarized as follows:

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2002	292,500	$4.61
Granted	60,000	5.00
Canceled	(84,000)	4.41
Balance at December 31, 2003	268,500	4.75
Granted	48,000	4.30
Exercised	(9,000)	2.64
Balance at December 31, 2004	307,500	4.74
Granted	—	—
Exercised	—	—
Balance at December 31, 2005	307,500	4.74

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

The following table summarizes those stock options outstanding and exercisable related to the Directors’ Plan at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.34 - $3.25	35,000	6.3 years	$2.62	35,000	$2.62
$4.30 - $5.50	254,500	3.7 years	4.90	218,500	4.98
$6.50 - $8.50	18,000	2.6 years	6.72	18,000	6.72
Total	307,500	3.6 years	4.74	271,500	4.79

At December 31, 2004 and 2003, options to purchase 307,500 shares of common stock with a weighted average exercise price of $4.74 and 251,167 shares of common stock with a weighted average exercise price of $4.79 were vested and exercisable, respectively. At December 31, 2005, there were no options available for future grants under the Directors’ Plan.

Non-Plan Options

In November 2003, the Company granted an initial stock option to Mr. Richard Williams, on his appointment to become Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 of the options have an exercise price equal to $2.89 per share, the closing price of the stock on the grant date and 600,000 of the options have an exercise price of $5.00 per share. The option was vested and exercisable in full on the grant date, although a portion of the option, covering up to 600,000 initially and declining over time, is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and a director within certain future time periods. As of December 31, 2005,  none of these options have been exercised.

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable. During 2005, 74,446 options were exercised and 99,162 were cancelled. The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at December 31, 2005:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06	11,872	1.8 years	$0.06
$0.29	20,233	7.6 years	0.29
$1.46 - $6.83	8,564	8.5 years	1.46
$8.76	3,855	6.1 years	8.76
$14.60 - $21.02	18,503	3.1 years	18.68
Total	63,027	5.2 years	6.30

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)
Shares Reserved

As of December 31, 2005, the Company has reserved shares of common stock for future issuance as follows:

Biosyn options	63,027
Director's Plan	307,500
Warrants	2,374,593
Non-plan options	1,000,000
Neptune agreement	1,080,082
Kingsbridge SSO	3,493,601
1995 Equity Incentive Plan	2,238,737
2005 Equity Incentive Plan	950,500
Total	11,508,040

Warrants

The Company has the following warrants outstanding to purchase common stock as of December 31, 2005:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
June 2004 PIPE Financing	604,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	81,869	5.84 - 17.52	Oct. 22, 2004	2006 - 2014
Kingsbridge SSO	260,000	5.27	Jan. 16, 2004	Jan. 16, 2009
May 2005 PIPE Financing
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total	2,374,593

Non-Cash Compensation Expense Related to Stock Options

For the year ended December 31, 2005, 2004 and 2003, The Company recorded $651, $109,000 and $579,000, respectively.

17. Income Taxes

At December 31, 2005 the Company had net operating loss carryforwards of approximately $87.9 million and $44.2 million for federal and state purposes, respectively. The federal net operating loss carryforwards expire between the years 2006 and 2025. The state net operating loss carryforwards expire between the years 2006 and 2015. At December 31, 2005, the Company also had research and development credit carryforwards of approximately $2.9 million and $1.5 million for federal and state purposes, respectively. The federal credits expire between the years 2006 and 2025 and the state credits do not expire. The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore the Company may not be able to take full advantage of these carryforwards for Federal income tax purposes. The Company determined that the net operating loss carryforwards relating to Biosyn are limited due to its acquisition in 2004 and has reflected the estimated amount of usable net operating loss carryforwards in its deferred tax assets below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amount of deferred tax assets in 2005 and 2004 not available to be recorded as a benefit due to the exercise of non-qualified employee stock options is approximately $643,000 and $599,000, respectively.

Under the provisions of paragraph 30 of SFAS No. 109, if a valuation allowance is recognized for the deferred tax asset for an acquired entity's deductible temporary differences or operating loss or tax credit carryforwards at the acquisition date, the tax benefits for those items that are first recognized in financial statements after the acquisition date shall be applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense. The future tax benefit of the Bisosyn pre-acquisisiton net operating losses, tax credits, and other deductible temporary differences, when they are ultiimately recgonized, will be recorded in accordance with paragraph 30 of SFAS 109.

Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$31,400	$35,700
Deferred revenue	3,000	6,000
Credit carryforwards	3,800	3,600
Capitalized research and development	10,100	2,100
Depreciation and amortization	1,400	2,000
Intangible assets	(100)	(300)
Other, net	400	1,100
Total deferred tax assets	50,000	50,200
Valuation allowance	(50,000)	(50,200)
Net deferred tax assets	$—	$—

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate (dollars in thousands):

	2005		2004

Net loss	$(5,008)		$(28,154)
Tax at Federal statutory rate	(1,703)	34.0%	(9,572)	34.0%
Meals and entertainment	8	-0.1%	9	-0.1%
Stock compensation expense	38	-0.8%	(240)	0.1%
Purchased research and development	—	—%	5,349	-19.0%
Research credits	(15)	0.3%	(121)	0.4%
Deferred taxes not benefited	1,672	-33.4%	4,575	-16.2%
Provision for taxes	$—	—%	$—	—%

The valuation allowance for deferred tax assets for 2005 decreased by approximately $200,000 and increased in 2004 by approximately $14.0 million.

18. Segment Reporting

Cellegy’s revenues consisted of Rectogesic Sales in Europe, Australia, New Zealand, Singapore and South Korea, as well as licensing revenue relating to Fortigel, Rectogesic and Tostrex. Revenues also consist of grant funding from various domestic agencies and foundations. The Company has divested skin care business in December 2005. The Company has not reflected the sale of the skin care business as a discontinued operation due to immateriality.

Management regularly assesses segment operating performance and makes decisions as to how resources are allocated based upon segment performance. The accounting policies of the reportable segments are consistent with those described in the Summary of Significant Accounting Policies (Footnote 1).

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

Revenues from external sources by major geographic area are as follows:

Revenues	Years ended December 31,
	2005	2004	2003
North America
Pharmaceuticals	$11,758,235	$1,840,840	$919,513
Skin care	—	181,386	316,000
Europe
Pharmaceuticals	440,477	10,704	—
Skin care	—	—	—
Australia & Pacific Rim
Pharmaceuticals	636,632	563,447	384,985
Skin care	—	—	—
	$12,835,345	$2,596,377	$1,620,498

Revenues from product sales to one customer represented approximately 38%, 7% and 20% of total revenue from 2005, 2004 and 2003 respectively.

Operating income (loss) by geographic region is as follows:

Operating Income (Loss)	Years ended December 31,
	2005	2004	2003
North America
Pharmaceuticals	$(4,912,541)	$(25,689,094)	$(10,125,038)
Skin care	—	(2,531,258)	(3,479,572)
Europe
Pharmaceuticals	(184,803)	(149,375)	—
Skin care	—	—	—
Australia & Pacific Rim
Pharmaceuticals	89,705	215,666	72,462
Skin care	—	—	—
	$(5,007,639)	$(28,154,061)	$(13,532,148)

Cellegy Pharmaceuticals, Inc.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

Assets by major geographic region are as follows:

Assets	Years ended December 31,
	2005	2004	2003
North America	$4,957,406	$12,532,030	$15,151,186
Australia & Pacific Rim	1,232,502	1,331,295	179,621
	$6,189,908	$13,863,325	$15,330,807

19. Related Party Transactions

The Company pays fees to their board members for their services to the board including the audit, nominating, and compensation committees. The total cash payments to these directors during 2005, 2004 and 2003 were $75,500, $180,703, and $103,000, respectively.  In mid 2005, at the request of the directors, the Company deferred the payment of board fees.

There were no consulting fees paid in cash to any board members in 2005, 2004 and 2003. The Company recognized $131,000 in non-cash compensation expense during 2003 associated with the valuation of vested stock options previously issued under a consulting agreement to a former board member.

Three directors, Messrs. Adams, Rothermel and Williams purchased a total of 50,000 shares in connection with the May 2005 PIPE financing at the closing market price of the common stock on the date of the transaction.

20. Subsequent Events

On March 24, 2006 the Company announced that its European marketing partner, ProStrakan had successfully completed the European Union Mutual Recognition Procedure for Rectogesic. Following the successful conclusion of the MRP process, national licenses will be issued in due course in the 19 additional countries (in addition to the United Kingdom, where approvals have previously been obtained) included in the MRP submission application. Cellegy is entitled to receive $250,000 for each marketing regulatory approval obtained in the first of any three countries out of France, Italy, Germany or Spain up to a maximum total amount payable of $750,000. Under Cellegy’s previous agreements with PDI, Inc., PDI is entitled to receive one-half of these payments.

21. Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,606	$7,749	$1,952	$1,528
Operating income (loss)	(5,210)	4,947	(2,676)	(2,340)
Net Income (loss)	(5,086)	4,835	(2,793)	(1,964)
Basic net income (loss) per common share	(0.19)	0.17	(0.09)	(0.08)
Diluted net income (loss) per common share	(0.19)	0.16	(0.09)	(0.08)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$338	$430	$483	$1,345
Operating loss[1]	(3,245)	(2,837)	(3,194)	(19,498)
Net loss[1]	(3,058)	(2,708)	(3,143)	(19,245)
Basic and diluted net loss per common share	(0.15)	(0.13)	(0.14)	(0.76)

1 Includes a charge of $14,982,000 for acquired in-process technology relating to the Biosyn acquisition in October 2004.