Form 10-K/A
period 2005-12-31
CELLEGY PHARMACEUTICALS INC
filed 2006-05-01
CIK 887247

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

1800 Byberry Road, Bldg. 13, Huntingdon Valley, PA 19006
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
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005, was $43,547,000.  This calculation does not include a determination that persons are affiliates or non-affiliates for any other purpose. As of March 24, 2006, there were 29,831,625 of shares of common stock outstanding.
Documents Incorporated By Reference:
None.

EXPLANATORY NOTE
Cellegy Pharmaceuticals, Inc., is filing this Amendment No. 1 to the company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 (the “2005 Form 10-K”).  The purpose of this amendment is to include information in Part III that was incorporated by reference from the Proxy Statement for the 2006 Annual Meeting of Stockholders in the original filing on March 31, 2006.  Items 10, 11, 12, 13 and 14 of the 2005 Form 10-K are hereby amended and restated in their entirety as follows.  Item 15 to the 2005 10-K is hereby amended to add the exhibits listed as follows.

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
TABLE OF CONTENTS
Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Signatures

PART III
ITEM 10:               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board of Directors Cellegy Pharmaceuticals, Inc. (“Cellegy” or the “Company”) consists of five members. The term of office of each person elected as a director will continue until the next annual meeting of stockholders or until his or her successor has been elected and qualified.

The names of the  directors and certain information about them are set forth below:

Name	Age	Principal Occupation	Director Since

Richard C. Williams	62	President, Conner-Thoele Ltd.	2003

Tobi B. Klar, M.D.(3)	51	Dermatologist and Associate Clinical Professor in Dermatology, Albert Einstein Medical Center	1995

John Q. Adams, Sr.(1)(2)(3)	69	President, J.Q. Enterprises	2003

Robert B. Rothermel (2)	62	Partner, CroBern Management Partnership	2004

Thomas M. Steinberg(1)(2)(3)	49	Financial Advisor	2003

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Governance Committee.

Richard C. Williams. Mr. Williams became Chairman and Interim Chief Executive Officer in January 2005. He first joined Cellegy as Chairman of the Board in November 2003. He is President and Founder of Conner-Thoele Ltd., a consulting and financial advisory firm specializing in health care acquisition analysis, strategy formulation and post-merger consolidation and restructuring. Mr. Williams served as Vice Chairman, Strategic Planning of King Pharmaceuticals following the acquisition by King of Medco Research where he was Chairman. He has held a number of executive level positions with other pharmaceutical companies. Mr. Williams is a director of EP Med Systems, a public electrophysiology diagnostic company and is Chairman and a director of ISTA Pharmaceuticals, a public ophthalmology company. Mr. Williams received a B.A. degree in economics from DePauw University and an M.B.A. from the Wharton School of Finance.

John Q. Adams, Sr. Mr. Adams became a director in November 2003.  He is President of J.Q Enterprises, a holding company for his interests.  He has had a long career in the pharmaceutical industry and has started three companies: Baylor Laboratories, sold to Norwich Eaton Pharmaceuticals; Allerderm, Inc., sold to Virbac Inc. in France; and Adams Laboratories, a pharmaceutical company focused on respiratory therapy, sold to Medeva Pharmaceuticals, where from 1991 to 1995, Mr. Adams was a director and was also President of Medeva Americas.  Mr. Adams later repurchased Adams Laboratories from Medeva and served as Chairman and CEO; he resigned as CEO in May 2003. Adams Laboratories was renamed Adams Respiratory Therapeutics, Inc. and became a public company in 2005, and Mr. Adams resigned in October 2005 as Chairman of the Board.  He currently serves on the Board of Directors of Respirics, Inc. a private company based in North Carolina.  He also retains memberships and board positions in several professional and philanthropic organizations including the American College of Allergy.  He is also an Honorary Fellow of the American Academy of Otolaryngology-Head and Neck Surgery.  Mr. Adams holds a degree in Biology from Heidelberg College.

Tobi B. Klar, M.D. Dr. Klar became a director of Cellegy in June 1995. She is a physician, board certified in dermatology. Since 1986, Dr. Klar has maintained a private dermatology practice and has served as Co-Chairperson of the Department of Dermatology at New Rochelle Hospital Medical Center, New Rochelle, New York, and Associate Clinical Professor in Dermatology at Albert Einstein Medical Center in New York City. Dr. Klar holds an M.D. from the State University of New York.

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

Thomas M. Steinberg. Mr. Steinberg became a director in November 2003. Mr. Steinberg is an adviser to certain members of the Tisch family concerning certain of their business interests and activities. Mr. Steinberg formerly worked for Goldman Sachs & Company as a Vice President in its Investment Banking Division. He has served as a director of a number of other public and private companies including Gunther International, Infonxx, Inc., and Ableco. Mr. Steinberg received an economics degree from Yale University where he graduated Summa Cum Laude and Phi Beta Kappa. He also received an M.B.A. from Stanford University.

Executive Officers

Information required by this Item with respect to executive officers may be found in Part I of the 2005 Form 10-K in the section captioned “Executive Officers of the Registrant.”

Audit Committee

The Company has an Audit Committee which is comprised of Messrs. Adams, Rothermel and Steinberg. Mr. Rothermel is the current chair of the committee. The Company has determined that each member of the Audit Committee is “independent,” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that Mr. Rothermel meets the Securities and Exchange Commission’s definition of audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires Cellegy’s directors and executive officers, and persons who own more than ten percent of a registered class of Cellegy’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Cellegy common stock and other equity securities of Cellegy.  Officers, directors and greater than ten percent shareholders are required by the regulations of the SEC to furnish Cellegy with copies of all Section 16(a) forms they filed.  To Cellegy’s knowledge, based solely on review of the copies of such reports furnished to Cellegy, during the last fiscal year all Section 16(a) filing requirements applicable to Cellegy’s officers, directors, and greater than ten percent beneficial owners were timely filed, except as follows: Form 4s were filed on November 21, 2005, with respect to the grant in September 2005 of stock options to purchase 12,000 shares of common stock to each of John Q. Adams, Sr., Tobi B. Klar, M.D., Robert B. Rothermel and Thomas M. Steinberg, in connection with the annual award of stock options to outside directors following the 2005 annual meeting of stockholders of the Company under the Company’s 2005 Equity Incentive Plan.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. The Company will provide any person, without charge, a copy of the Code. Requests for a copy of the Code may be made by writing to the Company at Cellegy Pharmaceuticals, Inc., 1800 Byberry Road, Bldg. 13, Huntingdon Valley, Pennsylvania 19006, Attention: Chief Financial Officer.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Cellegy during fiscal years 2005, 2004 and 2003 to (i) each person who served as Cellegy’s chief executive officer during 2005, and (ii) the four most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of 2005 and whose total annual salary and bonus in such year exceeded $100,000 (of which there were only three such persons), and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of 2005 (of which there were none) (collectively with the CEO, the “Named Officers”).

Summary Compensation Table

		Annual Compensation						Long Term Compensation Awards
						Other Annual		Securities Underlying		All Other
		Salary		Bonus		Compensation		Options		Compensation
Name and Principal Position	Year	$(1)		$		$		#		$ (5)
Richard C. Williams	2005	$417,419	(8)	$—		$—		—		$—
Chairman and Interim Chief Executive Officer	2004	—		—		100,000	(6)	—		—
	2003	—		—		—		1,000,000	(7)	—

John J. Chandler	2005	225,000		—		—		—		2,488
Vice President,	2004	225,000		14,400	(2)	—		—		2,250
Corporate Development	2003	215,000		—		—		25,000	(4)	2,150

Anne Marie Corner (3)	2005	250,000		75,000		—		150,000		2,625
Sr.Vice President,	2004	—		25,000		—		—		—
Woman’s Health	2003	—		—		—		—		—

Robert J. Caso	2005	150,000	(9)	—		—		100,000		1,492
Vice President, Chief Financial Officer	2004	—		—		—		—		—
	2003	—		—		—		—		—

(1)	Amounts shown consist of total payments made for compensation to the individual for the period shown.

(2)
Bonuses are generally paid in the year following performance. Reflects bonuses earned for performance in the year indicated, pursuant to the Company’s bonus plan and based on milestones previously established.

(3)	Ms. Corner resigned her position effective January 31, 2006.

(4)	A portion of the options reflected under the column entitled “Securities Underlying Options” were granted in consideration of a reduction in salary during the second half of 2003.

(5)	Consists of matching contributions under the Company’s 401(k) plan.

(6)	Represents director’s fee for services as Chairman of the Board.

(7)	Options granted in connection with Mr. Williams’ agreement to serve as Chairman of the Board.

(8)	Effective October 2005, Mr. Williams elected to defer $20,000 per month of his monthly compensation. The total amount deferred as of December 31, 2005 was $60,000, which is not included in the amount shown in the table.

(9)	Excludes $18,551 paid to named officer for consulting services prior to becoming an officer and employee.

Option Grants In Last Fiscal Year

The following table sets forth information regarding individual option grants to acquire Cellegy common stock during fiscal 2005 to each Named Officer who received such a grant.

	Individual Grants
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term(2)
Name					5% ($)	10% ($)
Anne-Marie Corner (1)	150,000	45%	$2.03	3/17/2015	$136,827	$217,874
Robert J. Caso	100,000	30%	$1.75	3/31/2015	91,218	145,250

(1)
The exercise prices of these option shares shown in the table was the fair market value of the common stock on the grant date. The shares subject to these options become exercisable annually over three years from the grant date. The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date, or through a same day sale procedure.

(2)
Amounts represent hypothetical gains that could be achieved for the respective option if exercised at the end of the option term based on assumed rates of annual compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. The assumed 5% and 10% rates of share price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent Cellegy’s estimate or projection of future share prices.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year End Option/SAR Values

The following table sets forth information with respect to the options exercised by the Named Officers during fiscal 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR at December 31, 2005 (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at December 31, 2005 ($) Exercisable/Unexercisable(1)

Richard C. Williams	—	$—	1,000,000 / —	$— / $—

John J. Chandler	—	—	298,773 / 8,334	— / —

Anne Marie Corner	10,277	17,903	32,889 / 150,000	— / —

Robert J. Caso	—	—	— / 100,000	— / —

(1)	Based on the difference between the fair market value of the common stock at December 31, 2005 ($.56 per share) and the exercise price of options shown on the table.

Director Compensation

For 2005, outside directors received an annual retainer of $10,000 and a fee of $1,500 for each Board meeting attended in person, as well as their travel expenses related to attendance at Board meetings. In addition, they receive annual retainers of $1,000, $3,500 and $4,500 for Nominating and Governance, Compensation and Audit Committee membership, respectively. Mr. Williams is entitled to receive $100,000 per year for services as Chairman of the Board and is entitled to receive an aggregate of $40,000 per month for his services as Chairman of the Board and Interim CEO. Mr. Williams has elected to defer $20,000 per month indefinitely. In addition, in September 2005, each of the outside directors agreed to defer his or her fees indefinitely.

In September 2005, the stockholders of the Company approved a new 2005 Equity Incentive Plan (the “2005 Plan”), which superseded the Company’s 1995 Equity Incentive Plan and the 1995 Directors’ Stock Option Plan. Non-employee directors of Cellegy are eligible to participate in the 2005 Plan. A total of 350,000 shares of common stock are reserved for issuance upon the exercise of awards under the 2005 Plan. The 2005 Plan provides for an initial grant to a non-employee director upon joining the Board of a nonqualified option to purchase 30,000 shares of common stock, and for an annual grant to each non-employee director, following the annual meeting of stockholders, of an option to purchase 12,000 shares of common stock. Initial grants and annual grants vest annually over a three-year period. Pursuant to these provisions, in September 2005, annual options to acquire 12,000 shares at an exercise price of $1.34 per share were granted to each of the then-existing outside directors.

See also “Certain Relationships and Related Transactions” for additional information concerning compensation to directors.

Employment Agreements and Change of Control Arrangements

Compensation Arrangements

In connection with Cellegy’s acquisition of Biosyn, Inc. in October 2004, Cellegy entered into an employment agreement with Ms. Anne-Marie Corner, formerly the President of Biosyn, to become Senior Vice President, Women’s Preventive Health, of Cellegy.  The agreement had an initial term of two years and provided for automatic renewal for successive one-year terms unless either party elects to terminate the agreement. The agreement provides for a base compensation rate of $250,000 per year, issuance of a bonus of $25,000 in recognition of performance during the course of 2004, and eligibility to participate in incentive compensation or bonus programs that the board of directors may establish from time to time.  The agreement provides for severance compensation including 12 months of salary and continuation of insurance benefits in certain circumstances including termination of employment other than for cause.  The agreement also provides for accelerated vesting of options in connection with termination of employment other than for cause.  In connection with the acquisition transaction, Cellegy assumed outstanding Biosyn options held by Ms. Corner, which were converted into options to purchase approximately 43,166 shares of Cellegy common stock at exercises prices ranging from $0.58 to $17.52 per share. In March 2005, the Board, upon the recommendation of the compensation committee, approved a cash bonus payment to Ms. Corner of $75,000. Ms. Corner resigned as an officer and employee of the Company effective January 31, 2006, but continued as a consultant for a period through April 30, 2006 to assist in a smooth transition of her responsibilities. Her consulting arrangement provides for compensation at a rate of $250 per hour.

The Company has an employment agreement with Robert J. Caso, who became the Company’s Chief Financial Officer in March 2005. The agreement provides for compensation at an annual rate of $200,000 per annum.  The agreement also provided for the grant of a stock option to purchase up to 100,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant.  Ms. Caso also became a participant in the Company’s Retention and Severance Plan, and entered into the Company’s standard indemnity agreement for officers of the Company. On December 31, 2005, the Company entered into a retention agreement with Mr. Caso providing that if he remains an employee of the Company through June 30, 2006, he will be entitled to receive a bonus equal to one year’s base salary. This retention payment replaces, and is in lieu of, any payment that Mr. Caso would have been entitled to receive under the Retention and Severance Plan, and is conditioned upon Mr. Caso executing, at the time of his termination of employment, a general release of claims similar to the form specified in the Retention and Severance Plan.

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

In January 2005, in connection with his appointment as interim Chief Executive Officer, the Board of Directors determined that during the period of time that Mr. Williams serves as Interim Chief Executive Officer in addition to Chairman, he will receive compensation at a rate of $40,000 per month, which includes compensation payable to him for services as Chairman. Commencing in October 2005, at the request of Mr. Williams, the Company has deferred $20,000 per month of the payments to Mr. Williams until further notice from Mr. Williams.

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

Other

The Compensation Committee, as plan administrator of the Company’s equity incentive plans, has the authority in certain circumstances to provide for accelerated vesting of the shares of common stock subject to outstanding options held by the Named Officers as well as other optionees under the plans in connection with certain kinds of changes in control of Cellegy.  For the Compensation Reduction Options granted on July 23, 2002, all remaining unvested options would vest immediately on the date a change in control occurs, if the employee is still employed by Cellegy.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee (“Committee”), consisting of John Q. Adams, Sr. and Thomas M. Steinberg, were (a) at any time during 2005 an officer or employee of Cellegy or any of its subsidiaries or (b) formerly an officer of Cellegy or any of its subsidiaries.  No executive officer of Cellegy served during 2005 or serves as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers on our Board or our Compensation Committee.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan and the 2005 Equity Incentive Plan, and with respect to certain other options and warrants, as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of oustanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	2,595,737		$4.62	963,333

Equity compensation plans not approved by security holders	81,869	(1)	11.72
	63,027	(2)	6.32
Total	2,740,633		$4.87	963,333

(1)
Represents shares subject to outstanding warrants. Warrants to purchase 81,869 shares of common stock were issued  in connection with the assumption by Cellegy of outstanding Biosyn Inc. warrants as part of the acquisition of Biosyn  by Cellegy in October 2004. These warrants have exercise prices ranging from $5.84 to $17.52 per share and expire between  the years 2013 and 2014.

(2)
Represents options to purchase common stock issued to Biosyn employees in connection with the assumption by Cellegy of outstanding Biosyn Inc. options as part of the acquisition of Biosyn by Cellegy in October 2004. These options are fully vested with exercise prices ranging from $0.06 to $21.02 and expire between the years 2006 and 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 17, 2006, certain information known to Cellegy regarding the ownership of shares of common stock by (i) each person known to Cellegy to be a beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Officer (see “Executive Compensation”) and (iv) all current directors and executive officers as a group.

	Shares Beneficially Owned(1)
Name	Number	Percent
SJ Strategic Investments, LLC(2)	7,343,993	24.7%
Members of the Tisch family (3)	5,525,168	18.5%
K. Michael Forrest(4)	1,699,798	5.5%
Richard C. Williams(5)	1,030,000	3.3%
Anne-Marie Corner(6)	342,566	1.1%
Robert J. Caso (7)	100,000	*
John J. Chandler(8)	305,440	1.0%
Tobi B. Klar, M.D.(9)(10)	130,328	*
John Q. Adams(10)	49,125	*
Robert B. Rothermel(10)	64,125	*
Thomas M. Steinberg(10)	29,125	*
All directors and officers as a group; 8 Persons (11)	3,750,111	11.5%

*less than 1%

(1)
Based upon information supplied by officers, directors and principal Stockholders. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission (the “SEC”) that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of common stock, subject to an option that is currently exercisable or exercisable within 60 days of April 17, 2006 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Based on filings by SJ Strategic Investments with the SEC. Includes 290,000 shares subject to warrants. While SJ Strategic Investments believes it possesses sole voting and investment power over such shares, John M. Gregory may be deemed to also have voting and investment power over such shares due to his position as Managing Member and Chief Manager of SJ Strategic Investments, pursuant to the entity’s Operating Agreement. While SJ Strategic Investments disclaims the existence of a group, due to the indirect beneficial ownership of its members, such members may be deemed to constitute a group.

(3)
Andrew H. Tisch, Daniel R. Tisch, James S. Tisch, Thomas J. Tisch, Jessica S. Tisch, Benjamin Tisch, Merryl H. Tisch and Thomas M. Steinberg (the “Reporting Persons”). Based on filings by the Reporting Persons with the SEC. According to information furnished by the Reporting Persons, 1,104,886 shares are beneficially owned by each of Andrew H. Tisch, Daniel R. Tisch and James S. Tisch; 1,152,586 shares are beneficially owned by Thomas J. Tisch; 6,400 shares are beneficially owned by each of Jessica S. Tisch and Benjamin Tisch and by Merryl H. Tisch as custodian for Samuel Tisch; and 17,125 shares are beneficially owned by Thomas M. Steinberg. Each of the Reporting Persons has disclaimed beneficial ownership of any shares owned by any other Reporting Person, except to the extent that beneficial ownership has been expressly reported in filings with the Securities and Exchange Commission. The address of Andrew H. Tisch, James S. Tisch, Thomas J. Tisch and Thomas M. Steinberg is 667 Madison Avenue, New York, N.Y. 10021, of Daniel R. Tisch is c/o Tower View LLC, 500 Park Avenue, New York, N.Y. 10022, and of Benjamin Tisch, Jessica S. Tisch and Merryl H. Tisch is c/o Tisch Financial Management, 655 Madison Avenue, 19th  Floor, New York, N.Y. 10021.

(4)	Based on filings by the named person with the SEC. Includes 892,553 shares issuable upon exercise of stock options.

(5)	Includes 1,000,000 shares issuable upon the exercise of stock options.

(6)	Includes 243,166 shares subject to options.

(7)	Includes 100,000 shares subject to options.

(8)	Includes 290,440 shares issuable upon the exercise of stock option.

(9)	Includes 83,128 shares issuable upon the exercise of stock options.

(10)	Includes 17,125 shares issuable upon the exercise of stock options.

(11)	Includes 2,677,787 shares issuable upon the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information responsive to this Item is disclosed in Item 11 above under the headings “Director Compensation” and “Employment Agreements and Change of Control Arrangements,” and the disclosures under such items are incorporated herein by reference.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of our annual financial statements for the year ended December 31, 2005 and 2004, and fees billed for audit-related services, tax services and all other services rendered to us by PwC for 2005 and 2004.

Fees	2005	2004
Audit fees	$324,007	$618,106
Audit-related fees	45,705	—
Tax fees	—	34,980
All other fees	—	—
Total	$369,712	$653,086

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

All other fees. All other fees includes amounts charged for services not generally considered to be audit or audit related matters.

Pre-Approval Policies

Under our pre-approval policies with respect to our independent registered public accounting firm, the Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm for such services. The Chairman of the Audit Committee has the authority to approve any additional audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting.

All fees reported under the headings Audit fees, Audit-related fees, Tax fees and All other fees above for 2005 and 2004 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated by reference.

Exhibit Number	Exhibit Title

10.32	Retention Agreement dated as of December 31, 2005, between Cellegy and Robert J. Caso.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntingdon Valley, State of Pennsylvania, on the 28th of April, 2006.
CELLEGY PHARMACEUTICALS, INC.

By:	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.
Name	Title	Date

Principal Executive Officer:

/s/ Richard C. Williams	Chairman, Interim Chief Executive Officer and	April 28, 2006
Richard C. Williams	and Director

Principal Financial Officer and Principal Accounting Officer:

/s/ Robert J. Caso	Vice President, Finance	April 28, 2006
Robert J. Caso

Directors:

*	Director	April 28, 2006
John Q. Adams, Sr.

*	Director	April 28, 2006
Tobi B. Klar, M.D.

*	Director	April 28, 2006
Robert B. Rothermel.

*	Director	April 28, 2006
Thomas M. Steinberg

*By:	/s/ Robert J. Caso
Robert J. Caso,
Attorney-in-fact