Form 10-Q
period 2006-03-31
CELLEGY PHARMACEUTICALS INC
filed 2006-05-15
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-26372

CELLEGY PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 Byberry Rd., Building 13, Huntingdon Valley, PA 19006
(Address of principal executive offices, including zip code)

215-914-0900
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

The number of shares outstanding of the registrant’s common stock at March 31, 2006 was 29,831,625.

CELLEGY PHARMACEUTICALS, INC.

CONTENTS OF QUARTRLY REPORT ON FORM 10-Q

PART I   -   FINANCIAL INFORMATION

ITEM 1: Financial Statements

Cellegy Pharmaceuticals, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)
	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,143	$2,251
Short-term investments	—	11
Accounts receivable	439	1,085
Inventory	69	352
Prepaid expenses and other current assets	493	1,077
Total current assets	2,145	4,776
Restricted cash	—	—
Property and equipment, net	419	496
Goodwill	955	982
Intangible assets, net	109	196
Total assets	$3,628	$6,450
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,629	$1,756
Accrued expenses and other current liabilities	1,930	2,402
Current portion of notes payable	5,081	4,976
Current portion of deferred revenue	258	303
Total current liabilities	8,898	9,437
Notes payable	237	213
Derivative instruments	247	193
Deferred revenue	3,065	3,084
Total liabilities	12,447	12,927
Commitments and contingencies (Note 12)
Stockholders' deficit:
Common stock	3	3
Additional Paid-in Capital	125,591	125,548
Accumulated other comprehensive income	250	284
Deficit accumulated during the development stage	(134,663)	(132,312)
Total stockholders' deficit	(8,819)	(6,477)
Total liabilities and stockholders' deficit	$3,628	$6,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc
(a development stage company)
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Period from June 26, 1989 (inception) toMarch 31,
	2006	2005	2006
Revenues:
Licensing and contract revenue from affiliates	$—	$—	$1,145
Licensing, milestone and development funding	65	240	10,562
Grants	914	1,213	6,899
Product sales	423	153	8,195
Total revenues	1,402	1,606	26,801
Costs and expenses:
Cost of product sales	284	21	2,323
Research and development	1,106	2,777	91,362
Selling, general and administrative	2,104	4,018	49,713
Acquired in-process technology	—	—	22,332
Total costs and expenses	3,494	6,816	165,730
Operating loss	(2,092)	(5,210)	(138,929)
Interest and other income	9	87	7,062
Interest and other expense	(214)	(20)	(2,372)
Derivative revaluation	(54)	57	1,025
Net income (loss)	(2,351)	(5,086)	(133,214)
Non-cash Preferred Dividends	—	—	(1,449)
Net income (loss) applicable to common stockholders
	$(2,351)	$(5,086)	$(134,663)
Net income (loss) per common share:
Basic	$(0.08)	$(0.19)
Diluted	$(0.08)	$(0.19)
Weighted average number of common shares used
in per share calculations:
Basic	29,832	26,136
Diluted	29,832	26,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March		Period from June 26, 1989 (inception) to March 31,
	2006	2005	2006
Operating activities
Net loss	$(2,351)	$(5,086)	$(133,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activites:
Acquired in-process technology	—	—	22,332
Bad debt expense & other non-cash items	35	—	235
Depreciation expense	42	156	3,419
Intangible assets amortization	88	64	2,012
Loss (gain) on sale of fixed assets	36	999	1,648
Equity compensation expense	43	-	2,343
Derivative re-evaluation	54	131	(1,025)
Interest accretion on notes payable	188	—	720
PDI settlement	—	—	2,000
Amortization of discount on notes payable and
deferred financing costs	—	—	24
Issuance of common shares for services	—	(35)	1,041
Issuance of common stock for services rendered, interest and Neptune milestones	—	—	1,318
Changes in operating assets and liabilitites:
Prepaid expenses and other current assets	858	(590)	(51)
Accounts receivable	647	(78)	(210)
Other assets	—	(203)	300
Accounts payable	(127)	(287)	349
Accrued expenses and other current liabilities	(519)	2,556	(1,358)
Other long term liabilities	24	(469)	(10)
Deferred revenue	(19)	(1,995)	906
Net cash used in operating activities	(1,001)	(4,837)	(97,221)
Investing activities:
Purchases of property and equipment	—	(182)	(5,507)
Purchases of investments	—	—	(98,921)
Sale of investments	11	—	43,521
Maturity of investments	—	—	55,305
Proceeds from restricted cash	—	—	614
Proceeds from sale of property	—	—	238
Acquisition of Vaxis and Quay and Biosyn	—	—	(816)
Net cash provided by (used in) investing activities	11	(182)	(5,566)
Financing activities:
Proceeds from notes payable	—	—	8,047
Issuance of notes payable	—	—	4,444
Repayment of notes payable	(84)	—	(6,694)
Net proceeds from issuance of common stock	—	—	86,842
Other assets	—	—	(614)
Issuance of convertible preferred stock, net of issuance cost
Deferred financing costs	—	—	(80)
Net cash provided by (used in) financing activities	(84)	—	103,703
Effect of exchange rate changes on cash	(34)	1	227
Net increase (decrease) in cash and cash equivalents	(1,108)	(5,021)	1,143
Cash and cash equivalents, beginning of period	2,251	8,705	—
Cash and cash equivalents, end of period	$1,143	$3,684	$1,143

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

			Period from June 26, 1989 (inception) to
	Three Months Ended March		March 31,
	2006	2005	2006
Supplemental cash flow information:
Interest paid	$—	$—	$726
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquired-in-process technology	—	—	7,350
Conversion of preferred stock to common stock	—	—	14,715
Issuance of common stock for notes payable	—	—	5,998
Issuance of warrants in connection with Kingsbridge financings	—	—	801
Issuance of warrants in connection with notes payable financing	—	—	959
Issuance of convertible preferred stock for notes payable	—	—	1,268
Issuance of common stock for milestone payments	—	—	1,500
Fair value of assets acquired net of liabilities assumed for
Biosyn acquisition	—	—	11,856
Interest expense amortization for long-term obligations	188	14	984

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying un-audited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of inter-company accounts) considered necessary for a fair statement of all periods presented. The results of Cellegy’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These un-audited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity and Capital Resources

The accompanying interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, we believe we do not have sufficient financial resources to continue operations beyond June 2006. At March 31, 2006, the Company had a deficit accumulated during the development stage of $134.7 million and recurring, negative cash flows from operations. We expect negative cash flow from operations to continue for the foreseeable future, with the need to continue or expand development programs and to commercialize products once regulatory approvals have been obtained. These factors raise substantial doubt about our ability to continue as a going concern. Our plans, with regard to these matters, include raising additional required funds through one or more of the following options, among others: sales of assets, seeking partnerships with other pharmaceutical companies or private foundations to co-develop and fund our research and development efforts, pursuing additional out-licensing arrangements with third parties, re-licensing and monetizing in the near term our future milestone and royalty payments expected from existing licensees and seeking equity or debt financing. In addition, we will continue to implement further cost reduction programs and reduce discretionary spending, if necessary.

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

Note 2: Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ deficit except those resulting from investments or contributions by stockholders. The Company’s unrealized foreign currency translation (“FCT”) adjustments represent the only components of comprehensive loss that are excluded from the Company’s net loss.

Cellegy Pharmaceuticals, Inc.
(a development stage company)
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

Total comprehensive loss during the three months ended March 31, 2006 and 2005 consisted of (in thousands):

Calculation of Comprehensive Loss

	Three Months Ended March 31,
	2006	2005
Net loss	$(2,351)	$(5,086)
Change in FCT adjustments	(34)	-
Comprehensive loss	$(2,385)	$(5,086)

Note 3: Basic and Diluted Net Income (Loss) per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. There is no difference between basic and diluted net loss per common share, as presented in the statement of operations, because all options and warrants are anti-dilutive. The total number of shares that had their impact excluded was (in thousands):

	Three Months Ended March 31,
	2006	2005
Options	$3,659	$4,297
Warrants	2,374	946
Total number of shares excluded	$6,033	$5,243

Excluded also are 2,121,212 shares that would be issuable upon conversion of the PDI Notes in 2006 (see also Note 11).

Note 4: Stock-Based Compensation

The Company’s stock holders approved the 2005 Equity Incentive Plan (the “2005 Plan”) at the Annual Meeting of Stockholders held September 28, 2005. The 2005 Plan replaces the 1995 Equity Incentive Plan (“Prior Plan”) which had expired. The 2005 Plan will be administered by the Board of Directors and the Board has delegated administration of the Plan to the Compensation Committee. The Board may at any time amend, alter, suspend, or discontinue the 2005 Plan without stockholder approval, except as required by applicable law. The 2005 Plan is not subject to ERISA and is not qualified under Section 401(a) of the Code.

The Company’s 2005 Plan allows for the granting of options to employees, directors and consultants. Options granted under the 2005 Plan may either be incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees. The Compensation Committee determines who will receive options or other awards under the 2005 Plan and their terms, including the exercise price, number of shares subject to the option or award, and the vesting and exercisability thereof. Options granted under the 2005 Plan generally have a term of ten years from the grant date, and the exercise price typically is equal to the closing price of the common stock on the grant date. Options typically vest over a three-year or four-year period. Options granted under the 2005 Plan typically expire if not exercised within 90 days from the date on which the optionee is no longer an employee, director, or consultant. The vesting and exercisability of options may also be accelerated upon certain change of control events. As of March 31, 2006 there were outstanding options to purchase 48,000 shares under the 2005 Plan and 952,000 shares were available for options for other awards under the 2005 Plan.

The total number of shares reserved and available for issuance pursuant to the exercise of Awards under the Prior Plan is 4,850,000 shares. The Prior Plan will continue to govern the stock options previously granted under the Prior Plan. The terms and conditions of the Prior Plan are substantially the same as the ones governing the 2005 Plan.

In 1995, Cellegy adopted the 1995 Directors’ Stock Option Plan (the “Directors’ Plan”) to provide for the issuance of non-qualified stock options to eligible outside Directors. When the plan was established, Cellegy reserved 150,000 shares for issuance. From 1996 to 2005, a total of 350,000 shares were reserved for issuance under the Directors’ Plan. The 2005 Plan replaces the Directors’ Plan.

The Directors’ Plan provides for the granting of initial and annual non-qualified stock options to non-employee directors. Initial options vest over a four-year period and subsequent annual options vest over three years. The exercise of options granted under the “Directors’ Plan” is the fair market value of the common stock on the grant date. Options generally expire ten years from the grant date, and generally expire within 90 days of the date the optionee is no longer a director. The vesting and exercisability of options under this plan may also be accelerated upon certain change of control events.

The compensation expense and related income tax benefit recognized in the Consolidated Statement of Operations in the first quarter of 2006 and the first quarter of 2005 for stock options was $43,000 and $0, respectively. The impact on earnings per share was $0.001 per share for the first quarter of 2006. Of the $43,000 of stock option compensation expense recognized in the first quarter of fiscal 2006, $38,000 was a component of selling, general and administrative expenses and $5,000 was a component of research and development expenses. None of the compensation costs were capitalized. No options were granted or exercised under all share-based payment arrangements for the quarter ended March 31, 2006. All of the compensation expense was derived by calculating the fair value of the unvested portion of all stock options issued after the first fiscal year beginning after December 15, 1994.

The Company continues to estimate the fair value of each option award on the date of granting using the Black-Scholes option valuation model. The company now estimates option forfeitures based on historical data and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed.

The fair value of each option calculated during the first quarter of fiscal 2006 and 2005 was estimated on the date of grant using the Black-Scholes option valuation model and weighted-average assumptions in the following table.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Expected life in years	5.0	4.3
Expected volatility	80%	81%
Risk-free interest rate	3.96%	4.24%
Dividend yield	0%	0%

The status of the Company’s stock option plans at March 31, 2006, is summarized below:

2005 Equity Incentive Plan

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2005	49,500	$1.34
Granted	—	—
Canceled	(1,500)	(1.39)
Exercised	—	—
Balance at March 31, 2006	48,000	$1.34

The following table summarizes those stock options outstanding related to the 2005 Plan at March 31, 2006:

	Options Outstanding
Range of Exercise Prices	Weighted Average Number of Options	Weighted Average Remaining Contract Life	Exercise Price
$1.34	48,000	9.5 years	$1.34
	48,000	9.5 years	$1.34

There were no options exercisable under the 2005 plan as of March 31, 2006. None of the options vested in the quarter ended March 31,2006.

Prior Plan

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2005	2,238,737	$4.67
Granted	—	—
Canceled	(138,790)	(5.54)
Exercised	—	—
Balance at March 31, 2006	2,099,947	$4.61

The following table summarizes those stock-options outstanding and exercisable related to the Prior Plan at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Number of Options	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.35 - $2.03	600,679	5.4 years	$1.85	426,862	$2.01
$2.89 - $3.88	520,768	2.6 years	3.52	481,602	3.57
$4.38 - $6.50	481,500	1.7 years	5.07	464,625	5.09
$7.00 - $8.81	444,000	1.9 years	7.91	444,000	7.91
$15.00	53,000	2.2 years	15.00	53,000	15.00
Total	2,099,947			1,870,089

No future options may be offered under the Prior Plan. The total fair value of the options vesting in the quarter ended March 31,2006 was $29,547.

Directors’ Stock Option Plan

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2005	307,500	$4.74
Granted	—	—
Exercised	—	—
Balance at March 31, 2006	307,500	$4.74

The following table summarizes those stock options outstanding and exercisable related to the Directors’ Plan at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.34 - $3.25	35,000	5.6 years	$2.62	35,000	$2.62
$4.30 - $5.50	254,500	3.5 years	4.90	218,500	4.98
$6.50 - $8.50	18,000	2.3 years	6.72	18,000	6.72
Total	307,500	3.4 years	$4.74	271,500	$4.79

As of March 31, 2006, there were no options available for future grants under the Directors’ Plan. No additional vesting occurred in the quarter ended March 31, 2006.

Non-Plan Options

In November 2003, the Company granted an initial stock option to Mr. Richard C. Williams, on his appointment to become Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 of the options have an exercise price equal to $2.89 per share, the closing price of the stock on the grant date and 600,000 of the options have an exercise price of $5.00 per share. The option was vested and exercisable in full on the grant date, although a portion of the option covering up to 600,000 initially and declining over time, is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and a director within certain future time periods. As of March 31, 2006, none of these options have been exercised.

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable. During 2005, 74,446 options were exercised and 99,162 were cancelled. There was no activity in the quarter ended March 31, 2006.

The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at March 31, 2006:

	Options Outstanding and Exercisable
Range ofExercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06	11,872	2.4 years	$0.06
$0.29	24,516	8.4 years	0.29
$1.46 - $6.83	8,564	9.3 years	1.46
$8.76	3,855	6.9 years	8.76
$14.60 - $21.02	18,503	3.9 years	18.68
Total	67,310	5.2 years	$5.94

Shares Reserved

As of March 31, 2006, the Company has reserved shares of common stock for issuance as follows:

Biosyn options	67,310
Director's Plan	307,500
Warrants	2,348,902
Non-plan options	1,000,000
Neptune agreement	1,080,082
Kingsbridge SSO	3,493,601
1995 Equity Incentive Plan	2,099,947
2005 Equity Incentive Plan	952,000
Total	11,349,342

Warrants

The Company has the following warrants outstanding to purchase common stock as of March 31, 2006:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
June 2004 PIPE Financing	604,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	56,178	5.84-17.52	Oct. 22, 2004	2008 - 2014
Kingsbridge SSO	260,000	5.27	Jan. 16, 2004	Jan. 16, 2009
May 2005 PIPE Financing
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total	2,348,902

Options outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2005 Plan generally vest over three to four years based on service conditions and expire no later than ten years after the grant date. Effective January 1, 2006, the Company generally recognizes compensation expense ratably over the vesting period (service period). As of March 31, 2006, there was $215,000 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.

Note 5: Segment Reporting

The Company had two business segments: pharmaceuticals and skin care. The skin care segment was sold in December 2005. Pharmaceuticals include primarily research and clinical development expenses for potential prescription products to be marketed directly by Cellegy or through corporate partners.

All revenues during the three months ended March 31, 2006 and March 31, 2005 of $1,402,000 and $1,606,000, respectively, were derived from the Company’s pharmaceutical segment. Current pharmaceutical revenues consist primarily of Rectogesic® product sales in Australia, New Zealand, Singapore, United Kingdom and South Korea, grant revenue from research and clinical development trials as well the ProStrakan license revenues for Rectogesic and Tostrex® products.

Revenues from external sources by major geographic area are as follows (in thousands):

Revenues	Quarters ended March 31,
	2006	2005
North America
Pharmaceuticals	$914	$1,213
Skin care	—	—
Europe
Pharmaceuticals	322	$240
Skin care	—	—
Australia & Pacific Rim
Pharmaceuticals	166	153
Skin care	—	—
	$1,402	$1,606

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

Operating Income (loss) by geographic region is as follows (in thousands):

Operating Income (Loss)	Quarters ended March 31,
	2006	2005
North America
Pharmaceuticals	$(1,795)	$(4,258)
Skin care	—	—
Europe
Pharmaceuticals	(632)	(840)
Skin care	—	—
Australia & Pacific Rim
Pharmaceuticals	76	12
Skin care	—	—
	$(2,351)	$(5,086)

All of the Company’s assets are related to the pharmaceutical segment and most of these assets are located in the United States. Assets by major geographic region are as follows (in thousands):

Assets	Quarters ended March 31,
	2006	2005
North America	$2,364	$7,413
Australia & Pacific Rim	1,263	1,336
	$3,628	$8,749

Note 6: Recent Accounting Pronouncements

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the Company’s net loss for the quarter ended March 31, 2006, was $43,000 higher than under the Company’s previous accounting method for share-based compensation.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. The Company has sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes. Therefore, no cash has been retained as a result of excess tax benefits relating to share based payments made to directors and employees.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss and basic and diluted income per common share would have been as follows (in thousands):

Three Months Ended
March 31, 2005
Net loss, as reported	$(5,086)
Deduct: Total stock-based employee compensation costs determined under
the fair value based method for all awards	(167)

Pro forma net loss	$(5,253)

Basic loss per share:
Basic and diluted net loss per common share, as reported	$(0.19)
Basic and diluted net loss per common share, pro forma	$(0.20)

The Company, on January 1, 2006, adopted FASB Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. There was no effect upon the Company’s financial statements as a result of the adoption of this pronouncement.

Note 7: Accounts Receivable

Accounts receivable consists of the following (in thousands):

	Period Ended
	March 31, 2006	December 31, 2005
		,
Unbilled grants receivable	$152	$760
Trade receivables net of allowances of $26 in 2006 and $35 in 2005	286	265
Other receivables	1	60
Total	$439	$1,085

 Note 8: Prepaid Expenses and Other Current Assets

At March 31, 2006 and December 31, 2005 this account includes the following (in thousands):

	Period Ended
	March 31, 2006	December 31, 2005
		,
Prepaid insurance	$195	$196
Prepaid rent	-	35
Prepaid compensation	299	803
Inventory	69	351
Other	-	44
Total	$563	$1,429

Prepaid compensation of $299,000 and $803,000 represents the unamortized balance of $902,000 in retention bonuses offered and accepted by employees in March and December 2005. The retention bonuses would be paid if the employee maintains his or her employment with the Company through the retention period indicated in the individual’s offer letter. The retention bonus is in lieu of all other severance or similar payments that the Company may be obligated to make under any other existing agreement. arrangement or understanding, but will be in addition to any accrued salary and vacation earned through the date of termination. The retention periods terminate on dates between January 15, 2006 and June 30, 2006.

Inventories are valued at the lower of cost or market.

Note 9:  Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accruals for the following expenses and other current liabilities were made for the following expenses (in thousands):

	March 31, 2006	December 31, 2005

Clinical expenses	$206	$642
Legal fees	172	61
Retention bonuses and severance pay	859	1,039
Consulting fees	193	46
Kingsbridge Contract Penalty	266	-
Other	234	614
Total	$1,930	$2,402

Note 10: Deferred Revenue

The Company records upfront payments received from licensees as deferred revenue and amortize them to income over the life of the licensing agreement or the life of the product being licensed, whichever is longer.  At March 31, 2006 total current and long-term deferred revenue of $3,323,000 substantially includes the remaining unearned portion of the upfront licensing fees received from ProStrakan Group, Limited for the right to store, promote, sell and/or distribute the Company’s Tostrex and Rectogesic products.

Note 11: Notes Payable

Notes payable at March 31, 2006 include two non-interest bearing notes issued in April 2005 by Cellegy to PDI pursuant to a lawsuit settlement signed by both parties in April 2005, and the note issued by Biosyn to Ben Franklin Technology Center of Southeastern Pennsylvania (Ben Franklin) in October 1992 for funds provided by Ben Franklin for the development of a compound to prevent transmission of AIDS.  The notes have been recorded at their total net present value of $5.3 million.

The terms of the notes issued to PDI are as follows:

a.)   The $3.0 million secured promissory note has an outstanding balance of $2.7 million and a net present value of $2.5 million at March 31, 2006 and is payable in October 2006. There is no stated interest rate and no periodic payments are required.  Payment terms include payments to the extent of 50% of future funds to be received by Cellegy as licensing fees, royalties or milestone payments or similar payments from licensees of Cellegy’s Tostrex® (testosterone gel) and Rectogesic® (nitroglycerin ointment) products in territories outside of North America, 50% of licensing fees, royalties or milestone payments or similar payments from Fortigel licensees in North American markets, and 10% of proceeds received by Cellegy in excess of $5 million from financings.  These various payments will be made until the note is paid in full. However, no regular periodic payments are required. The note is subject to a default interest rate of 12%.

b.)   The $3.5 million non-negotiable senior convertible debenture stated at its net present value of $2.6 million has a maturity date of April 11, 2008, three years from the PDI settlement date of April 11, 2005. There is no stated interest rate and no periodic payments are required. Cellegy may redeem the note at anytime before the maturity date upon prior notice to PDI, at a redemption price equal to the principal amount. If Cellegy delivers such a redemption notice, PDI may convert the note into shares of Cellegy common stocks at a price of $1.65 per share. In addition, after the 18th month anniversary of the debenture, PDI may convert the note into Cellegy common stock at a price of $1.65 per share. If Cellegy does redeem the note within the first 18 months, then Cellegy has agreed to file a registration statement relating to the possible resale of any shares issued to PDI after 18 months; approximately 2.1 million shares would be issuable upon such conversion. As long as amounts are owed under the note, Cellegy has agreed not to incur or become responsible for any indebted ness that ranks contractually senior or pari passu in right of payment to amounts outstanding under the note. Events of default under the senior note are generally similar to events of default under the secured note.

The net present value of the secured $3.0 million note will be recalculated based on its remaining principal whenever a payment is made by Cellegy.

The Ben Franklin note has a face value of $778,000 and net present value of $229,000 at March 31, 2006.  The note has no scheduled repayment term.  Payment is based on 3% of Biosyn’s revenues excluding other research and development grants.

At March 31, 2006, future minimum payments on the notes were payable as follows (in thousands):

2006	$2,717
2007	—
2008	3,500
2009 and thereafter	778
Total payments	6,995
Less: Amount representing discount	(1,677)
Net present value of notes at March 31, 2006	$5,318

Note 12:  Derivative Instruments.

 The warrants from the May 2005 PIPE financing and Kingsbridge SSO are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants, using the Black-Scholes valuation model, recorded as derivative liability at March 31, 2006 and December 31, 2005 was $247,000 and $193,000. The changes in the estimated fair value of the warrants have been recorded as other income and expense in the income statement. For the three months ended March 31, 2006 and 2005, the Company recognized a $54,000 expense and a $57,000 income respectively from derivative revaluation.

Note 13:  Commitments and Contingencies

Legal Proceedings

The litigation with PDI is in the initial stages of discovery. There have been no substantial changes in the status of the PDI lawsuit since December 31, 2005.

Note 14:  Subsequent Events

On April 11, 2006, Epsilon Pharmaceuticals, a company located in Australia, acquired all of the shares of Cellegy Australia PTY LTD, formerly a wholly owned subsidiary of Cellegy, in exchange for cash of approximately $1.25 million paid at closing. Cellegy is entitled to receive certain additional payments pursuant to the collection of its accounts receivable balance at closing.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion may contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may also differ materially from those discussed in this Quarterly Report on Form 10-Q. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

General

Cellegy Pharmaceuticals is a development stage specialty biopharmaceutical company engaged in the development and commercialization primarily of prescription drugs targeting women’s health care conditions, including HIV prevention and sexual dysfunction, as well as gastrointestinal conditions using proprietary topical formulations and nitric oxide donor technologies.

Recent Events

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

On March 24, 2006, the Company announced that its European marketing partner, ProStrakan had successfully completed the European Union Mutual Recognition Procedure for Rectogesic. Following the successful conclusion of the MRP process, national licenses will be sought and are expected to be issued in due course in the 19 additional countries (in addition to the United Kingdom where approvals have been previously obtained) included in the MRP submission application. Cellegy is entitled to receive $250,000 for each marketing regulatory approval obtained in the first of any three countries out of France, Italy, Germany or Spain up to a maximum total amount payable of $750,000. Under its previous agreement with PDI, Inc., PDI is entitled to receive one-half of these payments.

On April 11, 2006, Epsilon Pharmaceuticals, a company located in Australia, acquired all of the shares of Cellegy Australia PTY LTD, formerly a wholly owned subsidiary of Cellegy, in exchanges for cash of approximately $1.25 million paid at closing. Cellegy is entitled to receive certain additional payments pursuant to the collection of its accounts receivable balance at closing.

On April 25, 2006, the FDA’s Cardiovascular Renal Drugs Advisory Committee (the “Committee”) met to review the Company’s New Drug Application relating to its Cellegesic™ (0.4% nitroglycerin ointment) product for reduction of pain associated with anal fissures. The Committee voted on three questions in connection with its review:

1.	A majority of the Committee agreed that the quadratic model was the proper analysis for the purpose of decision-making.
2.	A majority of the Committee found that, taking all three studies into consideration, the data is compelling that there is an effect of nitroglycerin ointment on the pain associated with anal fissures.
3.	In its final vote, six members of the Committee voted for “Approval” of Cellegesic and six voted “Approvable pending another study of effectiveness.” There were no votes for “Not Approvable.”

The FDA may take this recommendation of the Advisory Committee under advisement as it deliberates on the review of the NDA. The FDA does not have a time period within which it must complete its review of the NDA and has given the Company no indication as to when it will make its final determination.

Results of Operations

Revenues.  The Company had revenues of $1,402,000 and $1,606,000 for the three months ended March 31, 2006 and 2005, respectively.  Revenues in both of the three month periods presented consist of licensing, milestone, product sales and grant revenues.

Licensing revenues. Licensing revenue consists primarily of amortization of upfront payments received from licensees in connection with the Company’s existing licensing agreements. The Company recorded revenues of $65,000 and $240,000 for the three months ended March 31, 2006 and 2005, respectively. In 2005, these amounts include $208,000 reflecting the amortization of $15.0 million upfront payment received from PDI in 2002. The agreement with PDI was terminated in April 2005 in connection with the settlement of the companies’ respective lawsuits.

Product Sales.  Product sales for the period presented were $423,000 and $153,000 for the three months ended March 31, 2006 and 2005, respectively and were comprised primarily of Tostrex sales to ProStrakan and sales of Rectogesic generated by the Company’s Australian business unit. Products sales are expected to decline for the balance of 2006 due to the divestiture of Cellegy Australia in April 2006.

Grant Revenues. Grant revenues were $914,000 and $1,213,000 for the three months ended March 31, 2006 and 2005, respectively.  Grant revenue is generated through the Company’s wholly owned subsidiary, Biosyn, Inc. (“Biosyn”), which was acquired in late 2004.

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

Research and Development Expenses.  During the first quarters of 2006 and 2005, research and development expenses were $1,106,000 and $2,777,000, respectively. The decrease is due primarily to a decrease of $995,000 in professional fees, including clinical and consulting fees. Biosyn research expenses declined $262,000 due primarily to decreased clinical manufacturing costs. Prior year amounts include $313,000 in write-offs of fixed assets.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses during the first quarter of 2006 and 2005 were $2,104,000 and $4,018,000, respectively, a decrease of $1,914,000. The decrease includes: $1,256,000 in legal fees relating to the April, 2005 settlement of litigation with PDI; $291,000 decrease in accounting fees; $289,000 in write-offs of fixed assets and net a decrease in compensation expenses of $134,000. The overall decrease in expenses was partially offset by the accrual of $266,000 in financing fees owing to Kingsbridge in connection with the Structured Secondary Offering (“SSO”) agreement.

Other Income (Expense).  Net other expense in 2006 was $259,000 as compared to net other income in 2005 of $124,000. The increase in interest expense of $189,000 in 2006 resulting from the accretion of interest expense relating to the PDI notes issued pursuant to the April, 2005 settlement of litigation with PDI. $111,000 of the variance represents a change in derivative expense recorded in connection with the Kingsbridge SSO.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $1.1 million at March 31, 2006, as compared with $2.3 million at December 31, 2005. Cash used in operations during the first quarter of 2006 was $1.1 million as compared to $5.0 million during the same period in the prior year.  The first quarter of 2005 included non-cash expenses of $999,000 arising from the disposal of fixed assets in connection with the Company’s move. In connection with the PDI settlement of April 2005, the Company reclassified $2.0 million from deferred revenue to accrued expenses and other current liabilities. Prepaid expenses decreased by $1.4 million at March 31, 2006 compared to March 31, 2005 primarily as a result of retention and severance payouts, reduction of the rent equalization and liquidation of inventory. Accounts receivable decreased by $758,000 due to the timing of receipts at March 31, 2006 compared to March 31, 2005. The overall use of cash declined in 2006 due to a lower level of clinical and commercialization activity expenses.

 In April 2006 the Company divested its Australian business unit which generated approximately $1.3 million in net cash proceeds.

We prepared the financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2006 we had a deficit accumulated during the development stage of $133.2 million, negative cash flows from operations of $97.3 million, and cash and cash equivalents of $1.1 million. We expect negative cash flow from operations to continue for the foreseeable future, with the need to continue or expand development programs and to commercialize products once regulatory approvals have been obtained. We believe we do not have sufficient financial resources to continue operations beyond June 2006. These factors raise substantial doubt about our ability to continue as a going concern. Our plans, with regard to these matters, include raising additional required funds through one or more of the following options, among others: sales of assets or technologies, seeking partnerships with other pharmaceutical companies or private foundations to co-develop and fund our research and development efforts, pursuing additional out-licensing arrangements with third parties, re-licensing and monetizing in the near term our future milestone and royalty payments expected from existing licensees and seeking equity or debt financing. In addition, we will continue to implement further cost reduction programs and reduce discretionary spending, if necessary.

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

Cellegy believes that available cash resources will be adequate to satisfy our capital needs through at least June 30, 2006 assuming no material adverse financial impact associated with the PDI litigation. At present, our revenues from existing licensing arrangements, funding agreements and other sources are not sufficient to offset our ongoing operating expenses or to pay in full our current obligations reflected in our financial statements. Funds provided from sales of subsidiaries, assets, equity or debt financing, or other arrangements, if obtained, would permit satisfaction of capital needs for a longer period of time. The existence and extent of our obligations could adversely affect our business, operations and financial condition. Failure to obtain additional funds as described above may affect the timing of development, clinical trials or commercialization activities relating to certain products and could require us to curtail our operations, reduce personnel, sell part or all of our assets or seek protection under bankruptcy laws. There is a risk that one or more of our creditors could bring lawsuits to collect amounts to which they believe they are entitled. In the event of lawsuits of this type, if we are unable to negotiate settlements or satisfy our obligations, we could voluntarily file bankruptcy proceedings, or we could become the subject of an involuntary bankruptcy proceeding filed by one or more creditors against us.

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, Share-Based Payment. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The compensation expense and related income tax benefit recognized in the Consolidated Statement of Income in the first quarter of fiscal 2006 for stock options and restricted stock awards was $43,000 and $0, respectively. The impact on earnings per share (EPS) was $0.001 per share. Of the $43,000 of stock option compensation expense recognized in the first quarter of fiscal 2006, $38,000 was a component of selling, general and administrative expenses and $5,000 was a component of research and development expenses. Nothing was capitalized in inventory at March 31, 2006. Cash received from options exercised under all share-based payment arrangements for the quarter ended March 31, 2006, was $0. The Company issues shares from stock previously reserved for the exercise of the 2005 Equity Incentive Plan’s stock options.

The Company continues to estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company now estimates option forfeitures based on historical data and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed.

Recent Accounting Pronouncements

The Company, on January 1, 2006, adopted FASB Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. There was no effect upon the Company’s financial statements as a result of the adoption of this pronouncement.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  No changes in those policies and estimates have occurred during the three months ended March 31, 2006.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. All of our securities owned as of March 31, 2006 were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant.

As of March 31, 2006 our investment portfolio consisted of approximately $700,000 in money market funds. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be affected.

We are incurring market risk associated with the issuance of warrants to Kingsbridge to purchase 260,000 shares of our common stock and to the May 2005 investors to purchase approximately 1.4 million shares of our common stock. We will continue to calculate the fair value at the end of each quarter and record the difference to other income or expense until the warrants are exercised. We are incurring risk associated with increases or decreases in the market price of our common stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to the income statement in future quarters. For example, if our stock price increases by 20% during the second quarter of 2006 from the March 31, 2006 value, and all other inputs into the Black-Scholes model remained constant, we would record approximately $65,000 of other expense for the quarter ended June 30, 2006. If our stock price decreased by 20% from its value for the same periods, we would record approximately the same amount as other income.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

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

ITEM 1. Legal Proceedings

The Litigation with PDI continues to be in the initial stages of discovery. There have been no material developments in the status of the PDI lawsuit since December 31, 2005.

ITEM 1A.  Risk Factors

We have a history of losses, and we expect losses to continue.

We have incurred losses since our inception and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. We believe we do not have sufficient financial resources to continue operations beyond June 2006. Our deficit accumulated during the development stage as of March 31, 2006, was approximately $134.7 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses through at least 2006. Accordingly, without substantial revenues from new corporate collaborations, royalties on product sales or other revenue sources, we expect to incur substantial operating losses in the foreseeable future as our potential products move through development and as we continue to invest in research and clinical trials. As a result of our continuing losses, we may exhaust our resources and may be unable to complete the development of our products, and our accumulated deficit will continue to increase as we continue to incur losses. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. The amount of future net losses, and the time required to reach profitability, are both highly uncertain. To achieve sustained profitable operations, we must, among other things, successfully discover, develop, and obtain regulatory approvals for and market pharmaceutical products. We cannot assure you that we will ever be able to achieve or sustain profitability.

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

Throughout our history, we have consumed substantial amounts of cash. Our cash needs may increase during 2006 to fund administrative and litigation expenses, and Biosyn’s operations to the extent these are not covered by various government and non-government organizations. In addition, one or more such organizations could withdraw, reduce the extent of, delay or terminate their funding commitments.

As of March 31, 2006, Cellegy had approximately $1.1 million in cash and cash equivalents. Cellegy has no current source of significant ongoing revenues or capital beyond existing cash, product sales and grant funding.

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

Cellegy believes that available cash resources will be adequate to satisfy our capital needs through at least June 30, 2006 assuming no material adverse financial impact associated with the PDI litigation and any subsequent legal proceedings, although failure to obtain additional funds as described above may affect the timing of development, clinical trials or commercialization activities relating to certain products. Funds provided from sales of subsidiaries, assets, equity or debt financing, or other arrangements, if obtained, would permit satisfaction of capital needs for a longer period of time.

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

The Company submitted an amended NDA relating to its Cellegesic product candidate containing new analyses of data from its trials to the FDA in April 2005 and has been under review at the FDA since then. On April 25, 2006, the FDA’s Cardiovascular Renal Drugs Advisory Committee (the “Committee”) met to review the Company’s New Drug Application relating to its Cellegesic™ (0.4% nitroglycerin ointment) product for reduction of pain associated with anal fissures. The Committee voted on three questions in connection with its review:

1.	A majority of the Committee agreed that the quadratic model was the proper analysis for the purpose of decision-making.

2.	A majority of the Committee found that, taking all three studies into consideration, the data is compelling that there is an effect of nitroglycerin ointment on the pain associated with anal fissures.

3.	In its final vote, six members of the Committee voted for “Approval” of Cellegesic and six voted “Approvable pending another study of effectiveness.” There were no votes for “Not Approvable.”

The FDA may take this recommendation of the Advisory Committee under advisement as it deliberates on the review of the NDA. The FDA does not have a time period within which it must complete its review of the NDA and has given the Company no indication as to when it will make its final determination. While the FDA will consider the findings of the Committee, the final regulatory decision rests with the Agency. Cellegesic cannot be marketed in the United States unless and until the FDA grants marketing approval for the product.

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

Nevertheless, uncertainty exists concerning the future operations of PendoPharm’s manufacturing plant and whether PendoPharm will be able to meet Cellegy’s clinical and product requirements on a timely basis, if at all, in the future. In addition, there can be no assurances relating to PendoPharm’s ability to produce product under GMP as required by the FDA or by other regulatory agencies. There could be difficulty or delays in importing raw materials or exporting product into or out of Canada resulting in delays in our clinical trials or commercial product sales.

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

•	Publicity or announcements regarding regulatory developments relating to our products;

•	Period-to-period fluctuations in our financial results, including our cash and investment balance, operating expenses, cash burn rate or revenue levels;

•	Negative public announcements, additional legal proceeding or financial problems of our key suppliers, particularly relating to our Canadian manufacturer and our service providers;

•	Common stock sales in the public market by one or more of our larger stockholders, officers or directors;

•	A negative outcome in existing litigation or other potential legal proceedings; or

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

Under the terms of the Kingsbridge SSO, if we fail to issue and sell common stock to Kingsbridge pursuant to draw downs at least equal to $2.66 million, then we have agreed to pay $266,000 to Kingsbridge. We have made draw-downs of less than this amount. As a result, unless these provisions are amended or waived, we owe Kingsbridge $266,000. The Company has accrued this amount in the quarter ended March 31, 2006.

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

  None

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

a)	Exhibits

	2.01	Share Purchase Agreement dated as of March 31, 2006 by and between the Registrant and Epsilon Pharmaceuticals Pty Ltd.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLEGY PHARMACEUTICALS, INC.

Date: May 15, 2005	By:	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Date: May 15, 2005	By:	/s/ Robert J. Caso
Robert J. Caso
Vice President, Finance and Chief Financial Officer