Form 10-Q/A
period 2006-03-31
CELLEGY PHARMACEUTICALS INC
filed 2006-05-18
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
(Amendment No.1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Documents Incorporated by Reference:
None

Explanatory Note

Cellegy Pharmaceuticals, Inc. is filing this Amendment No.1 to the Company's quarterly report on Form 10-Q to add Exhibit 2.01 to
Item 6.  Exhibits.

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

CELLEGY PHARMACEUTICALS, INC.

Date: May 18, 2006	By:	/s/ Robert J. Caso
Robert J. Caso
Vice President, Finance and Chief Financial Officer