Form 10-Q
period 2006-06-30
CELLEGY PHARMACEUTICALS INC
filed 2006-08-10
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to _______________________

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
Yes ☐    No   ☒

The number of shares outstanding of the registrant’s common stock at July 31, 2006 was 29,834,796.

CELLEGY PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

PART I   -   FINANCIAL INFORMATION

ITEM 1: Financial Statements

Cellegy Pharmaceuticals, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$651	$2,251
Short-term investments	-	11
Accounts receivable	720	1,085
Inventory	-	352
Prepaid expenses and other current assets	124	1,077
Total current assets	1,495	4,776
Property and equipment, net	338	496
Goodwill	-	982
Intangible assets, net	-	196
Other assets	-	-
Total assets	$1,833	$6,450

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,616	$1,756
Accrued expenses and other current liabilities	1,313	2,402
Current portion of notes payable	5,151	4,976
Current portion of deferred revenue	303	303
Total current liabilities	8,383	9,437
Notes payable	259	213
Derivative instruments	167	193
Deferred revenue	2,956	3,084
Total liabilities	11,765	12,927

Commitments and contingencies (Note 14)

Stockholders' deficit:
Common stock	3	3
Additional Paid-in Capital	125,631	125,548
Accumulated other comprehensive income	407	284
Deficit accumulated during the development stage	(135,973)	(132,312)
Total stockholders' deficit	(9,932)	(6,477)
Total liabilities and stockholders' deficit	$1,833	$6,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc
(a development stage company)
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from June 26, 1989 (inception) to June 30,
	2006	2005	2006	2005	2006
Revenues:
Licensing and contract revenue from affiliates	$-	$-	$-	$-	$1,145
Licensing, milestone and development funding	315	6,519	379	6,759	10,876
Grants	912	955	1,827	2,168	7,811
Product sales	-	139	257	139	5,828
Total revenues	1,227	7,613	2,463	9,066	25,660

Costs and expenses:
Cost of product sales	-	44	257	44	1,945
Research and development	800	2,280	1,906	5,038	91,868
Selling, general and administrative	1,472	378	3,571	4,293	49,671
Acquired in-process technology	-	-	-	-	22,332
Total costs and expenses	2,272	2,702	5,734	9,375	165,816
Operating income (loss)	(1,045)	4,911	(3,271)	(309)	(140,156)

Interest and other income	7	20	15	104	7,046
Interest and other expense	(224)	(241)	(437)	(261)	(2,596)
Derivative revaluation	80	106	25	164	1,106
Net income income (loss) from continuing operations	(1,182)	4,796	(3,668)	(302)	(134,600)
Non-cash Preferred Dividends	-	-	-	-	(1,449)
Net income (loss) from continuing operations applicable to common stockholders	(1,182)	4,796	(3,668)	(302)	(136,049)

Discontinued operations (Note 13)
Profit (loss) from discontinued operations	(69)	39	7	51	76
Net income (loss) applicable to common shareholders	$(1,251)	$4,835	$(3,661)	$(251)	$(135,973)
Basic income (loss) per common share:

From continuing operations	$(0.04)	$0.17	$(0.12)	$(0.01)
From discontinued operations	-	-	-	-
Basic income (loss) per common share	$(0.04)	0.17	$(0.12)	$(0.01)

Diluted income (loss) per common share:
From continuing operations	$(0.04)	$0.16	$(0.12)	$(0.01)
From discontinued operations	-	-	-	-
Diluted income (loss) per common share	$(0.04)	$0.16	$(0.12)	$(0.01)

Weighted average number of common shares used in per share calculations:

Basic	29,833	28,135	29,832	27,141
Diluted	29,833	30,103	29,832	27,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,		Period from June 26, 1989 (inception)
	2006	2005	to June 30, 2006
Operating activities
Net loss	$(3,661)	$(251)	$(134,524)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activites:
Acquired in-process technology	-	-	22,332
Bad debt expense & other non-cash items	37	60	234
Depreciation expense	81	224	3,459
Intangible assets amortization	196	245	2,120
Loss (gain) on sale of fixed assets	77	602	1,689
Equity compensation expense	83	1	2,383
Derivative re-evaluation	(26)	(163)	(1,104)
Interest accretion on notes payable	384	172	915
PDI settlement	-	-	2,000
Amortization of discount on notes payable and deferred financing costs	-	-	24
Issuance of common shares for services	-	-	1,041
Issuance of common stock for services rendered, interest and Neptune milestones		-	1,318
Changes in operating assets and liabilitites:
Prepaid expenses and other current assets	2,251	(363)	1,344
Accounts receivable	365	(108)	(491)
Other assets	(1,012)	-	(712)
Accounts payable	(159)	(275)	316
Accrued expenses and other current liabilities	(1,071)	(1,255)	(1,910)
Other long term liabilities	46	(273)	12
Deferred revenue	(128)	(9,058)	796
Net cash used in operating activities	(2,537)	(10,442)	(98,758)
Investing activities:
Purchases of property and equipment	-	(70)	(5,507)
Purchases of investments	-	-	(98,921)
Sale of investments	11	-	43,521
Maturity of investments	-	-	55,305
Proceeds from restricted cash	-	227	615
Proceeds from sale of property	-	-	238
Proceeds from sale of subsidiary	1,012		1,012
Acquisition of Vaxis and Quay and Biosyn	-	-	(816)
Net cash provided by (used in) investing activities	1,023	157	(4,553)
Financing activities:
Proceeds from notes payable	-	-	8,047
Issuance of notes payable	-	-	4,444
Repayment of notes payable	(209)	-	(6,819)
Net proceeds from issuance of common stock	-	5,747	86,842
Other assets	-	-	(614)
Issuance of convertible preferred stock, net of issuance cost	-	-	11,758
Deferred financing costs	-	-	(80)
Net cash provided by (used in) financing activities	(209)	5,747	103,578

Effect of exchange rate changes on cash	123	(26)	384

Net increase (decrease) in cash and cash equivalents	(1,600)	(4,564)	651
Cash and cash equivalents, beginning of period	2,251	8,709	-
Cash and cash equivalents, end of period	$651	$4,145	$651

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June		Period From June 26, 1989 (inception) to June 30,
	2006	2005	2006
Supplemental cash flow information:
Interest paid	$-	$-	$726
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquired-in-process technology	-	-	7,350
Conversion of preferred stock to common stock	-	-	14,715
Issuance of common stock for notes payable	-	-	5,998
Issuance of warrants in connection with Kingsbridge financings	-	471	801
Issuance of warrants in connection with notes payable financing	-	-	959
Issuance of convertible preferred stock for notes payable	-	-	1,268
Issuance of common stock for milestone payments	-	-	1,500
Fair value of assets acquired net of liabilities assumed for Biosyn acquisition	-	-	11,856
Fair value of assets acquired net of liabilities assumed for Biosyn acquisition	-	-	11,856
Interest expense amortization for long-term obligations	437	204	1,233

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

Liquidity and Capital Resources

The accompanying interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  However, we believe we do not have sufficient financial resources to continue operations beyond September 2006. At June 30, 2006, the Company had a deficit accumulated during the development stage of $136.0 million (including discontinued operations with accumulated surplus of $0.08 million) and recurring, negative cash flows from operations. We expect negative cash flow from operations to continue for the foreseeable future, with the need to commercialize products once regulatory approvals have been obtained. These factors raise substantial doubt about our ability to continue as a going concern. Our plans, with regard to these matters, include raising additional required funds through one or more of the following options, among others: sales of assets, including intellectual property and technologies, seeking partnerships with other pharmaceutical companies or private foundations to co-develop and fund our research and development efforts, pursuing additional out-licensing arrangements with third parties, re-licensing and monetizing in the near term our future milestone and royalty payments expected from existing licensees and seeking equity or debt financing. In addition, we will continue to implement further cost reduction programs and reduce discretionary spending, if necessary.

There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to obtain funds required to continue operations. Alternatively, we may be required to accept less than favorable commercial terms in any such future arrangements. Even if funds are obtained to continue operations, failure to obtain adequate additional funds could require us to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products that we would otherwise seek to commercialize internally or to reduce resources devoted to product development. In addition, if we do not receive all, or a portion, of the planned Biosyn grant funding, or if such funding is delayed, this could impact our ability to complete our Biosyn development programs on a timely basis, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect out ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

Cellegy Pharmaceuticals, Inc.
(a development stage company)
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

Total comprehensive income (loss) during the three and six months ended June 30, 2006 and 2005 consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) after discontinued operations	$(1,251)	$4,835	$(3,661)	$(251)
Change in FCT adjustments	157	(18)	123	(17)
Comprehensive income (loss)	$(1,094)	$4,817	$(3,538)	$(268)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options	3,659	197	3,289	4,494
Warrants	2,375	1,429	2,375	2,375
Total number of shares excluded	6,034	1,626	5,664	6,869

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

The Company’s 2005 Plan allows for the granting of options to employees, directors and consultants. Options granted under the 2005 Plan may either be incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees. The Compensation Committee determines who will receive options or other awards under the 2005 Plan and their terms, including the exercise price, number of shares subject to the option or award, and the vesting and exercisability thereof. Options granted under the 2005 Plan generally have a term of ten years from the grant date, and the exercise price typically is equal to the closing price of the common stock on the grant date. Options typically vest over a three-year or four-year period. Options granted under the 2005 Plan typically expire if not exercised within 90 days from the date on which the optionee is no longer an employee, director, or consultant. The vesting and exercisability of options may also be accelerated upon certain change of control events. As of June 30, 2006 there were outstanding options to purchase 48,000 shares under the 2005 Plan and 952,000 shares were available for options for other awards under the 2005 Plan.

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

The compensation expense and related income tax benefit recognized in the Consolidated Statement of Operations in the second quarter of 2006 and the second quarter of 2005 for stock options were $40,000 and $0, respectively. The impact on earnings per share was $0.001 per share for the second quarter of 2006. Of the $40,000 of stock option compensation expense recognized in the second quarter of fiscal 2006, $35,000 was a component of selling, general and administrative expenses and $5,000 was a component of research and development expenses. None of the compensation costs were capitalized. No options were granted under all share-based payment arrangements for the quarter ended June 30, 2006. All of the compensation expense was derived by calculating the fair value of the unvested portion of all stock options issued after the first fiscal year beginning after December 15, 1994.

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

Substantially all of the options granted and vested by Cellegy are at exercise prices above the current per share value of $0.65 as of June 30, 2006. Those options with exercise prices above $0.65 have no intrinsic value. However, the options granted in October 2004, in connection with Biosyn acquisition have an aggregate intrinsic value of $14,186 (see Biosyn options table).

The fair value of each option calculated during the second quarter of 2005 was estimated on the date of grant using the Black-Sholes option valuation model and weighted-average assumptions in the following table.

Three Months Ended June
2005
Expected life in years	4.3
Expected volatility	81%
Risk-free interest rate	4.00%
Dividend yield	0%

The status of the Company’s stock option plans at June 30, 2006, is summarized below:

2005 Equity Incentive Plan

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2005	49,500	$1.34
Granted	-	-
Canceled	(1,500)	(1.39)
Exercised	-	-
Balance at March 31, 2006	48,000	$1.34

Granted	-	-
Canceled	-	-
Exercised	-	-
Balance at June 30, 2006	48,000	$1.34

The following table summarizes those stock options outstanding related to the 2005 Plan at June 30, 2006:

	Options Outstanding
Range of Exercise Prices	Weighted Average Number of Options	Weighted Average Remaining Contract Life	Exercise Price
$1.34	48,000	9.25 years	$1.34

There were no options exercisable under the 2005 plan as of June 30, 2006. None of the options vested in the quarter ended June 30, 2006.

Prior Plan

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2005	2,238,737	$4.67
Granted	-	-
Canceled	(138,790)	(5.54)
Exercised	-	-
Balance at March 31, 2006	2,099,947	$4.61

Granted	-	-
Canceled	(180,353)	(2.33)
Exercised	-	-
Balance at June 30, 2006	1,919,594	$4.83

The following table summarizes those stock-options outstanding and exercisable related to the Prior Plan at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Number of Options	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.35 - $2.03	435,660	4.3 years	$1.79	364,393	$1.80
$2.89 - $3.88	516,434	2.6 years	3.52	477,268	3.57
$4.38 - $6.50	473,500	1.8 years	5.06	456,625	5.08
$7.00 - $8.81	441,000	1.9 years	7.90	441,000	7.90
$15.00	53,000	2.2 years	15.00	53,000	15.00
Total	1,919,594	2.3 years	$4.83	1,792,286	$5.00

No future options may be offered under the Prior Plan. In the quarter ended June 30, 2006 there were 1,263 options vesting with a total fair value of $333.

Directors’ Stock Option Plan

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2005	307,500	$4.74
Granted	-	-
Exercised	-	-
Balance at March 31, 2006	307,500	$4.74
Granted	-	-
Canceled	(2,000)	(8.50)
Exercised	-	-
Balance at June 30, 2006	305,500	$4.72

The following table summarizes those stock options outstanding and exercisable related to the Directors’ Plan at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.34 - $3.25	35,000	4.9 years	$2.62	35,000	$2.62
$4.30 - $5.50	254,500	3.2 years	4.90	234,500	4.95
$6.50 - $8.50	16,000	2.3 years	6.50	16,000	6.50
Total	305,500	3.2 years	$4.72	285,500	$4.75

As of June 30, 2006, there were no options available for future grants under the Directors’ Plan. In the quarter ended June 30, 2006 there were 16,000 options vesting with a total fair value of $1,286.

Non-Plan Options

In November 2003, the Company granted an initial stock option to Mr. Richard C. Williams, on his appointment to become Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 of the options have an exercise price equal to $2.89 per share, the closing price of the stock on the grant date and 600,000 of the options have an exercise price of $5.00 per share. The option was vested and exercisable in full on the grant date, although a portion of the option covering up to 600,000 initially and declining over time is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and a director within certain future time periods. As of June 30, 2006, none of these options have been exercised.

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable. During 2005, 74,446 options were exercised and 99,162 were cancelled. There were 3,171 options exercised in the quarter ended June 30, 2006 providing $445 in cash.

The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at June 30, 2006:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$0.06	9,816	2.6 years	$0.06	$5,807
$0.29	23,401	8.1 years	0.29	8,379
$1.46 - $6.83	8,564	9.1 years	1.46	-
$8.76	3,855	6.6 years	8.76	-
$14.60 - $21.02	18,503	3.6 years	18.68	-
Total	64,139	6.0 years	$6.23	$14,186

Options outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2005 Plan generally vest over three to four years based on service conditions and expire no later than ten years after the grant date. Effective January 1, 2006, the Company generally recognizes compensation expense ratably over the vesting period (service period). As of June 30, 2006, there was $173,000 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years.

Warrants

The Company has the following warrants outstanding to purchase common stock as of June 30, 2006:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
June 2004 PIPE Financing	604,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	81,869	5.84-17.52	Oct. 22, 2004	2008 - 2014
Kingsbridge SSO	260,000	5.27	Jan. 16, 2004	Jan. 16, 2009
May 2005 PIPE Financing
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total	2,374,593

Shares Reserved

As of June 30, 2006, the Company has reserved shares of common stock for issuance as follows:

Biosyn options	64,139
Director's Plan	305,500
Warrants	2,374,593
Non-plan options	1,000,000
Neptune agreement	1,080,082
Kingsbridge SSO	3,493,601
1995 Equity Incentive Plan	1,919,594
2005 Equity Incentive Plan	952,000
Total	11,189,509

Note 5: Segment Reporting

The Company had two business segments: pharmaceuticals and skin care. The skin care segment was sold in December 2005. Pharmaceuticals include primarily research and clinical development expenses for potential prescription products to be marketed directly by Cellegy or through corporate partners.

All revenues during the three and six months periods ended June 30, 2006 of $1,227,000 and $2,463,000, respectively, were derived from the Company’s pharmaceutical segment. Current pharmaceutical revenues consist primarily of Rectogesic® product sales in Singapore, United Kingdom and South Korea, grant revenue from research and clinical development trials as well the ProStrakan license revenues for Rectogesic and Tostrex® products.

Revenues from external sources by major geographic area are as follows (in thousands):

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
North America Pharmaceuticals	$912	$955	$1,827	$2,168
Europe Pharmaceuticals	315	6,658	636	6,898
Revenue from continuing operations	$1,227	$7,613	$2,463	$9,066

Operating Income (loss) by geographic region is as follows (in thousands):

Operating Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
North America Pharmaceuticals	$(879)	$602	$(2,721)	$(72)
Europe Pharmaceuticals	(303)	4,195	(947)	(230)
Operating income (loss) from continuing operations	$(1,182)	$4,796	$(3,668)	$(302)

All of the Company’s assets are related to the pharmaceutical segment and are located in the United States.

Assets by major geographic region are as follows (in thousands):

Assets	Period Ended June 30,
	2006	2005
North America	$1,833	$8,462

Note 6: Recent Accounting Pronouncements

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first six months of 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the Company’s net loss for the quarter ended June 30, 2006, was $40,000 higher than under the Company’s previous accounting method for share-based compensation.

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

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss and basic and diluted income per common share would have been as follows (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$4,835	$(251)
Deduct: Stock-based employee compensation costs determined under the fair value method	(99)	(266)

Pro-forma net loss	$4,736	$(517)

Basic net income (loss) per share:
As reported	$0.17	$(0.01)
Pro-forma	$0.17	$(0.02)

Diluted net income (loss) per share:
As reported	$0.16	$(0.01)
Pro-forma	$0.16	$(0.02)

On January 1, 2006, the Company adopted FASB Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. There was no effect upon the Company’s financial statements as a result of the adoption of this pronouncement.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which becomes effective for fiscal years beginning December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently studying this interpretation to determine the effect, if any, on the Company’s consolidated financial statement.

Note 7: Accounts Receivable

At June 30, 2006 and December 31, 2005 accounts receivable consist of the following (in thousands):

	Period Ended
	June 30, 2006	December 31, 2005
Unbilled grant receivable	$515	$760
Trade receivables	205	265
Other receivables	-	60
Total	$720	$1,085

 Note 8: Prepaid Expenses and Other Current Assets

At June 30, 2006 and December 31, 2005 this account includes the folowing (in thousands):

	Period Ended
	June 30, 2006	December 31, 2005
Prepaid insurance	$122	$196
Prepaid rent	-	35
Prepaid compensation	-	803
Inventory	-	351
Other	2	44
Total	$124	$1,429

Prepaid compensation of $803,000 represents the unamortized balance of $902,000 in retention payments offered and accepted by employees in March and December 2005. The retention payments would be paid if the employee maintains his or her employment with the Company through the retention period indicated in the individual’s offer letter. The retention payment is in lieu of all other severance or similar payments that the Company may be obligated to make under any other existing agreement, arrangement or understanding, but will be in addition to any accrued salary and vacation earned through the date of termination. The retention periods terminate on dates between January 15, 2006 and June 30, 2006.

Inventories are valued at the lower of cost or market.

Note 9:  Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accruals for the following expenses and other current liabilities were made for the following expenses (in thousands):

	Period Ended
	June 30, 2006	December 31, 2005
Clinical expenses	$494	$642
Legal fees	87	61
Retention and severance pay	327	1,039
Consulting fees	14	46
Kingsbridge contract penalty	266	-
Other	125	614
Total	$1,313	$2,402

Note 10: Deferred Revenue

The Company records upfront payments received from licensees as deferred revenue and amortize them to income over the life of the licensing agreement or the life of the product being licensed, whichever is longer.  At June 30, 2006 total current and long-term deferred revenue of $3,259,000 substantially includes the remaining unearned portion of the upfront licensing fees received from ProStrakan for the right to store, promote, sell and/or distribute the Company’s Tostrex and Rectogesic products.

Note 11: Notes Payable

Notes payable at June 30, 2006 include two non-interest bearing notes issued in April 2005 by Cellegy to PDI pursuant to a lawsuit settlement signed by both parties in April 2005, and the note issued by Biosyn to Ben Franklin Technology Center of Southeastern Pennsylvania (Ben Franklin) in October 1992 for funds provided by Ben Franklin for the development of a compound to prevent transmission of AIDS.  The notes have been recorded at their total net present value of $5.4 million.

The terms of the notes issued to PDI are as follows:

a.)   The $3.0 million secured promissory note has an outstanding balance of $2.6 million and a net present value of $2.5 million at June 30, 2006 and is payable in October 2006. There is no stated interest rate and no periodic payments are required.  Payment terms include payments to the extent of 50% of future funds to be received by Cellegy as licensing fees, royalties or milestone payments or similar payments from licensees of Cellegy’s Tostrex® (testosterone gel) and Rectogesic® (nitroglycerin ointment) products in territories outside of North America, 50% of licensing fees, royalties or milestone payments or similar payments from Fortigel licensees in North American markets, and 10% of proceeds received by Cellegy in excess of $5 million from financings.  These various payments will be made until the note is paid in full. However, no regular periodic payments are required. The note is subject to a default interest rate of 12%.

b.)   The $3.5 million non-negotiable senior convertible debenture stated at its net present value of $2.7 million has a maturity date of April 11, 2008, three years from the PDI settlement date of April 11, 2005. There is no stated interest rate and no periodic payments are required. Cellegy may redeem the note at anytime before the maturity date upon prior notice to PDI, at a redemption price equal to the principal amount. If Cellegy delivers such a redemption notice, PDI may convert the note into shares of Cellegy common stocks at a price of $1.65 per share. In addition, after the 18th month anniversary of the debenture, PDI may convert the note into Cellegy common stock at a price of $1.65 per share. If Cellegy does redeem the note within the first 18 months, then Cellegy has agreed to file a registration statement relating to the possible resale of any shares issued to PDI after 18 months; approximately 2.1 million shares would be issuable upon such conversion. As long as amounts are owed under the note, Cellegy has agreed not to incur or become responsible for any indebted ness that ranks contractually senior or pari passu in right of payment to amounts outstanding under the note. Events of default under the senior note are generally similar to events of default under the secured note.

The net present value of the secured $3.0 million note will be recalculated based on its remaining principal whenever a payment is made by Cellegy.

The Ben Franklin note has a face value of $778,000 and net present value of $257,000 at June 30, 2006.  The note has no scheduled repayment term.  Payment is based on 3% of Biosyn’s revenues excluding other research and development grants.

At June 30, 2006, future minimum payments on the notes were payable as follows (in thousands):

2006	$2,592
2007	-
2008	3,500
2009 and thereafter	778
Total payments	6,870
Less: Amount represending discount	(1,460)
Net present value of notes at June 30, 2006	$5,410

Note 12:  Derivative Instruments

 The warrants from the May 2005 PIPE financing and Kingsbridge SSO are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants, using the Black-Scholes valuation model, recorded as derivative liability at June 30, 2006 and December 31, 2005 was $167,000 and $193,000. The changes in the estimated fair value of the warrants have been recorded as other income and expense in the income statement. For the three and sixth months ended June 30, 2006, the Company recognized a $80,000 income and $25,000 income, respectively from derivative revaluation.

Note 13: Discontinued Operations

On April 11, 2006, pursuant to a share purchase agreement (SPA) between Cellegy Pharmaceuticals, Inc. (Cellegy) and Epsilon Pharmaceuticals Pty Ltd (Epsilon), an Australian company located in New South Wales, Australia, Epsilon purchased all of the shares of Cellegy Australia Pty Ltd, a wholly-owned subsidiary of Cellegy. The subsidiary was part of the Pharmaceutical Segment for the Australian and Pacific Rim geographic areas. The purchase price for the shares was $1,000,000 plus amounts equal to the liquidated value of Cellegy Australia's cash, accounts receivable and inventory. The total amount received was approximately $1.331 million. Below is a summary of the assets and liabilities included in the sale (dollar amounts in thousands):

Current assets	$308
Goodwill	955
Current liabilities	262

Cellegy recorded a pre-tax gain of approximately $88,000 reflected in gain (loss) on disposal. There was no income tax effect to this transaction as Cellegy had a full valuation on its deferred taxes and more than likely will not pay any taxes on the transaction.
Cellegy's discontinued operations reflect the operating results for the disposal group through the date of disposition and recognize the subsidiary's foreign currency translation (FCT) balance as a loss in the current period pursuant to FAS 52 (Foreign Currency Translation). Below is a summary of those results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2006	2005	2006	2005
Net revenue	$-	$136	$166	$288
Cost of revenues		18	$27	39
Gross Profit	-	118	139	249
R&D expenses	-	3	-	22
S, G & A expenses	-	79	65	182
Operating income	-	36	75	45
Interest income	-	3	2	6
Gain(loss) on disposal	(69)	-	(69)	-
Income(loss) from discontinued operations	$(69)	$39	$7	$51

Note 14:  Commitments and Contingencies

Legal Proceedings

On December 2, 2005, PDI filed suit in United States District Court for the Southern District of New York requesting that the court declare that Cellegy has breached its obligations under the settlement agreement, order Cellegy to specifically perform its obligations under the settlement agreement, and award PDI damages in the amount of $6.4 million plus default interest as well as certain other amounts.

On July 13, 2006, PDI filed a “Stipulation of Dismissal Without Prejudice” in United States District Court for the Southern District of New York pursuant to which the case has been dismissed. Because the dismissal is without prejudice, however, it is possible that PDI may reinstitute proceedings for the same claims in the future.

Note 15:  Subsequent Events

None

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion may contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may also differ materially from those discussed in this Quarterly Report on Form 10-Q. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “ Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

General

Cellegy Pharmaceuticals is a development stage specialty biopharmaceutical company engaged in the development and commercialization primarily of prescription drugs targeting women’s health care conditions, including HIV prevention and sexual dysfunction, as well as gastrointestinal conditions using proprietary topical formulations and nitric oxide donor technologies.

Recent Events

On January 16, 2006 Cellegy entered into an amendment of its Exclusive License and Distribution Agreement dated July 9, 2004, with Strakan International Limited (“ProStrakan”), whereby ProStrakan will assume responsibility for all of the manufacturing and other product support functions for Tostrex in Europe.

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

On March 24, 2006, the Company announced that ProStrakan had successfully completed the European Union Mutual Recognition Procedure for Rectogesic. Following the successful conclusion of the MRP process, national licenses will be sought and are expected to be issued in due course in the 19 additional countries (in addition to the United Kingdom where approvals have been previously obtained) included in the MRP submission application. Cellegy received $250,000 for this milestone and, under its previous agreement with PDI, remitted one-half of these proceeds to PDI.

On April 11, 2006, Epsilon Pharmaceuticals, acquired all of the shares of Cellegy Australia PTY LTD (“Australia”), formerly a wholly owned subsidiary of Cellegy, in exchange for cash totaling approximately $1.33 million.

On April 25, 2006, the Cardiovascular Renal Drugs Advisory Committee (the “Committee”) of the US Food and Drug Administration (“FDA”) met to review the Company’s New Drug Application relating to Cellegesic. The Committee voted on three questions in connection with its review with the following results:

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

 On June 20, 2006, the Company amended its license agreement with ProStrakan concerning Rectogesic. The amendment adds several countries and territories in Eastern Europe, including several countries and territories that were part of the former Soviet Union, to the territories covered by the original agreement. As part of the amendment, ProStrakan paid to Cellegy the sum of $500,000 on July 3, 2006, representing a prepayment of the milestone due upon approval of Rectogesic in certain major European countries. Following the payment described above, ProStrakan has no further payment obligations to Cellegy under the Rectogesic license agreement. Pursuant to its previous agreements with PDI, Cellegy remitted one-half of these proceeds to PDI.

On July 7, 2006, the FDA issued an Approvable Letter for Cellegy’s product, Cellegesic® (nitroglycerin ointment) indicating that before the Company's New Drug Application ("NDA") may be approved and the product approved for marketing, Cellegy must conduct another clinical trial to demonstrate efficacy at a level deemed statistically significant by the agency. The letter indicated that the agency was requiring an additional study because it believed the results of the three trials conducted to date did not provide substantial evidence that the drug is effective, and provided a number of comments on the results previously presented by Cellegy and recommendations concerning the design and protocol of the additional required study. The Company is presently reviewing its options with respect to Cellegesic and is planning a meeting with the FDA.

Results of Operations

Note that the operations of Cellegy Australia, for the three and six month periods ended June 30, 2005 and 2006 are shown as discontinued operations due to the disposition of Cellegy Australia in April of 2006.

Revenues.  The Company had revenues of $1,227,000 and $7,613,000 for the three months ended June 30, 2006 and 2005, respectively.  For the corresponding six month periods, revenues were $2,463,000 and $9,066,000, respectively.

Licensing revenues. Licensing revenue consists primarily of amortization of upfront payments received from licensees in connection with the Company’s existing licensing agreements. The Company recorded revenues of $315,000 and $6,519,000 for the three months ended June 30, 2006 and 2005, respectively. The 2005 amount is comprised primarily of deferred revenue recognized upon the termination of the Company’s agreement with PDI in connection with the April 2005 settlement of the companies’ respective lawsuits.

Product Sales.  The Company had no product sales for the three months ended June 30, 2006 and $139,000 for the three months ended June 30, 2005, which consisted primarily of Rectogesic sales to ProStrakan in connection with its launch of the product in the UK. Sales for the six month period of the current year include in process and other inventory purchases by ProStrakan in conjunction with their acquisition of the European marketing rights to Rectogesic in late 2005.

Grant Revenues. Grant revenues were $912,000 and $955,000 for the three months ended June 30, 2006 and 2005, respectively.  As a result of the Company’s granting of a non-exclusive research license to CONRAD, the transfer of the grants relating to the UC-781 and CV-N technologies and the licensors’ transfer of the license to CONRAD, the Company expects that grant revenues (and related expenses) will decrease significantly over the balance of the year. Grant revenues for the respective six month periods were $1,827,000 and $2,168,000 due to a decline in laboratory research activities in 2006 for CVN and UC-781 product candidates.

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

Research and Development Expenses.  The Company has significantly curtailed its research activities due to capital shortages. The Company has sought and will continue to seek partners to assist in the funding of its research programs and it may also seek to sell or out-license its technology in exchange for funding. There can be no assurance that the Company will find suitable terms or arrangements, if any, to fund its research programs.

For the three months ended June 30, 2006 and 2005, research and development expenses were $800,000 and $2,280,000, respectively. The decrease is comprised of a $770,000 decrease in professional fees, primarily clinical and consulting fees and a decrease in personnel and related costs of $620,000 due to staff reductions.

Research and development expenses were $1,906,000 and $5,038,000 for the six month periods ended June 30, 2006 and 2005, respectively. The decrease is due primarily to a reduction in salaries of $771,000 due to staffing reductions at the parent level and reductions in clinical and related costs of $1,725,000 in connection with the research of Savvy.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses during the three months ended June 30, 2006 and 2005 were $1,472,000 and $378,000, respectively. For the year 2005, SG&A includes a $1,090,000 early lease termination payment made to the Company and offsetting expense reimbursements from the sublet of its previous facilities.

For the six month periods ended June 30, 2006 and 2005, SG&A expenses were $3,571,000 and $4,293,000, respectively. For the six month period ended June 30, 2005, SG&A expenses include a $1,090,000 gain arising from income received for the early vacation of the Company’s previous headquarters. For the first six months of 2006, professional fees declined $1,659,000 due to a decrease in litigation expenses and accounting fees. The Company expects SG&A expenses to decline for the remainder of 2006.

Other Income (Expense).  Interest expense for the six month period in 2006 increased $226,000 primarily due to accretion relating to the PDI notes. Interest income declined during the same period due to the decrease in the Company’s cash balance. Derivatives expense decreased in 2006 due to the downward fluxuation in the Company’s stock prices.

Liquidity and Capital Resources

Cash and cash equivalents were $651,000 at June 30, 2006, as compared with $2,251,000 at December 31, 2005. Cash used in operations during the six month period of 2006 was $2,537,000 as compared to $10,442,000 during the same period in the prior year.  Operations in 2005 included the recognition of $6,500,000 in deferred revenue associated with the PDI settlement. Additionally in 2005, the Company made a cash payment to PDI of $2,000,000 upon settlement of the litigation. Other assets changed by $1,012,000 due to the April 2006 divestiture of the Company’s Australian business unit which generated approximately $1,012,000 in investing activity proceeds.

Financing activities in 2005 include the May 2005 private placement financing.

The overall use of cash declined in 2006 due to a lower level of clinical research and commercialization activity expenses, staffing reductions and reductions in litigation expenses and in other professional fees.

We prepared the financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2006, we had a deficit accumulated during the development stage from continuing operations of $136.0 million, negative cash flows from operations of $98.7 million, and cash and cash equivalents of $651,000. We expect negative cash flow from operations to continue for the foreseeable future. At present, our revenues from existing licensing arrangements, funding agreements and other sources are not sufficient to offset our ongoing operating expenses or to pay in full our current obligations reflected in our financial statements. We believe we do not have sufficient financial resources to continue operations beyond September 2006, without additional funds obtained from one or more of the options discussed below. These factors raise substantial doubt about our ability to continue as a going concern.

       Our plans, with regard to these matters, include raising additional required funds through one or more of the following options, among others: sales of all or part of our assets, including intellectual property and technologies, seeking partnerships with other pharmaceutical companies or with private foundations to co-develop and fund our research and development efforts, pursuing additional out-licensing arrangements with third parties, re-licensing and monetizing in the near term our future milestone and royalty payments expected from existing licensees and seeking equity or debt financing. The Company is in discussions with third parties concerning sales of assets, intellectual property or technologies and other options discussed above, but there is no assurance that any of the above options will be implemented on a timely basis or that we will be able to obtain additional funds required to continue operations. Doubts about our ability to continue as a going concern could adversely affect our ability to enter into one or more of the possible transactions described above, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in entering into one or more of the options described above, we may be required to accept less than favorable commercial terms. In addition, we have made significant staff reductions and will continue to implement further cost reduction programs and reduce discretionary spending, if necessary.

Failure to obtain required funds to continue operations could require us to seek protection under the bankruptcy laws or be subject to an involuntary bankruptcy proceeding filed by one or more creditors. Even if funds are obtained to continue operations, failure to obtain adequate additional funds could require us to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products that we would otherwise seek to commercialize internally, to reduce resources devoted to product development or to file voluntary bankruptcy proceedings or be subject to an involuntary bankruptcy proceeding filed by one or more creditors. There is a risk that one or more of our creditors could bring lawsuits to collect amounts to which they believe they are entitled. In the event of lawsuits of this type, if we are unable to negotiate settlements or satisfy our obligations, we could voluntarily file bankruptcy proceedings, or we could become the subject of an involuntary bankruptcy proceeding filed by one or more creditors against us.

In addition, if we do not receive all, or a portion, of the planned Biosyn grant funding, or if such funding is delayed, this could impact the ability to complete development programs relating to the Biosyn products on a timely basis, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future expenditures and capital requirements depend on numerous factors including, without limitation, the progress and focus of our research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims, oppositions and appeals, the timing and level of grant funding to support clinical programs and operations relating to the Biosyn products and our ability to establish new collaborative arrangements.

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, Share-Based Payment. The expense for the three months ended March 31, 2006 was $43,000 and for the three months ended June 30, 2006 was $40,000. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the six months of fiscal 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) amortization related to all stock option awards granted on or subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which becomes effective for fiscal years beginning December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently studying this interpretation to determine the effect, if any, on the Company’s consolidated financial statement.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  No changes in those policies and estimates have occurred during the six months ended June 30, 2006.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. All of our securities owned as of June 30, 2006 were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant.

As of June 30, 2006 our investment portfolio consisted of approximately $504,000 in money market funds. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be affected.

We are incurring market risk associated with the issuance of warrants to Kingsbridge to purchase 260,000 shares of our common stock and to the May 2005 investors to purchase approximately 1.4 million shares of our common stock. We will continue to calculate the fair value at the end of each quarter and record the difference to other income or expense until the warrants are exercised. We are incurring risk associated with increases or decreases in the market price of our common stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to the income statement in future quarters. For example, if our stock price increases by 20% during the third quarter of 2006 from the June 30, 2006 value, and all other inputs into the Black-Scholes model remained constant, we would record approximately $28,000 of other expense for the quarter ended September 30, 2006. If our stock price decreased by 20% from its value for the same periods, we would record approximately the same amount as other income.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, following the sale of our Australian subsidiary in April 2006, we identified certain changes and additions that we believe are appropriate to address to improve the timeliness and review of financial, accounting and legal issues relating to acquisition or disposition transactions, which include earlier and more extensive involvement of the disclosure committee of the Company and more extensive review of accounting and reporting issues relating to such transactions. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

PART II   -  OTHER INFORMATION

ITEM 1. Legal Proceedings

    On December 2, 2005, PDI filed suit in United States District Court for the Southern District of New York requesting that the court declare that Cellegy has breached its obligations under the settlement agreement, order Cellegy to specifically perform its obligations under the settlement agreement, and award PDI damages in the amount of $6.4 million plus default interest as well as certain other amounts.

On July 13, 2006, PDI filed a “Stipulation of Dismissal Without Prejudice” in United States District Court for the Southern District of New York pursuant to which the case has been dismissed. Because the dismissal is without prejudice, however, it is possible that PDI may reinstitute proceedings for the same claims in the future.

ITEM 1A.  Risk Factors

We have a history of losses, and we expect losses to continue.

We have incurred losses since our inception and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Our deficit accumulated during the development stage as of June 30, 2006, was approximately $134.6 million. Without additional funds from sales of assets, intellectual property or technologies, new corporate collaborations, royalties on product sales equity or debt financing, or other sources, we believe we will not have sufficient financial resources to continue operations beyond September, 2006. As a result of our continuing losses, we may exhaust our resources and may be unable to continue operations or complete the development of our products, and our accumulated deficit will continue to increase as we continue to incur losses. The amount of future net losses, and the time required to reach profitability, are both highly uncertain. To achieve sustained profitable operations, we must, among other things, successfully discover, develop, and obtain regulatory approvals for and market pharmaceutical products. We cannot assure you that we will ever be able to achieve or sustain profitability.

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

Our audit opinion from our independent registered public accounting firm regarding the consolidated financial statements for the years ended December 31, 2004 and 2005, included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. We have incurred losses and negative cash flows from operations since inception. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock or require us to seek protection under bankruptcy laws, and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Our prospects for obtaining additional financing are uncertain and failure to obtain needed financing could affect our ability to continue operations or develop market products.

Throughout our history, we have consumed substantial amounts of cash. As of June 30, 2006, Cellegy had approximately $651,000 in cash and cash equivalents. Cellegy has no current source of significant ongoing revenues or capital beyond existing cash, product sales and grant funding.

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

•	the commercial success of our products that are approved for marketing;
•	the costs of filing, prosecuting, defending and enforcing patent claims, oppositions and appeals, and our other intellectual property rights;

•	future litigation brought against the Company;

•	our ability to establish new collaborative arrangements;

•	the validation of a second contract manufacturing site; and

•	the extent of expenses required to support Biosyn’s operations.

  In order to complete the development, manufacturing and other pre-launch marketing activities necessary to commercialize our products, additional financing will be required. Cellegy may seek other alternatives such as sales of intellectual property or technologies, private or public equity or debt investments, partnerships with other pharmaceutical companies to co-develop and fund our research and development efforts, sales of technology or assets, additional out-licensing agreements with third parties, or agreements to monetize in the near term our future milestone and royalty payments expected from licenses. There is no assurance that we will be able to obtain sufficient funds required to continue operations. Failure to obtain funds to continue operations could require us to seek protection under the bankruptcy laws or be subject to involuntary bankruptcy proceedings.

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

Cellegy believes that available cash resources will be adequate to satisfy our capital needs through September 2006, although failure to obtain additional funds as described above may affect the timing of development, clinical trials or commercialization activities relating to certain products. Funds provided from sales of subsidiaries, assets, equity or debt financing, or other arrangements, if obtained, would permit satisfaction of capital needs for a longer period of time.

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

On July 7, 2006 the U.S. Food and Drug Administration issued an Approvable Letter for Cellegy’s product, Cellegesic, indicating that before the Company's New Drug Application ("NDA") may be approved and the product approved for marketing, Cellegy must conduct another clinical trial to demonstrate efficacy at a level deemed statistically significant by the agency. The letter indicated that the agency was requiring an additional study because it believed the results of the three trials conducted to date did not provide substantial evidence that the drug is effective, and provided a number of comments on the results previously presented by Cellegy and recommendations concerning the design and protocol of the additional required study.

 There is still no definitive agreement with the FDA regarding requirements for approval of Fortigel. The FDA will require an additional Phase 3 clinical trial. The FDA may also decide to have an Advisory Panel review the submission of our product candidates with an uncertain outcome of such panel’s recommendation, or take other actions having the effect of delaying or preventing commercial introduction of our products. The FDA or other regulatory agencies could impose requirements on future trials that could delay the regulatory approval process for our products. Similarly, there are risks and uncertainties associated with our female clinical trial programs for Tostrelle and Savvy in that sufficient resources for clinical development of these product candidates may not be available or one or both drugs may not prove to be safe and effective by standards established by worldwide regulatory authorities. There can be no assurance that the FDA, or other regulatory agencies, will find any of our trial data or other sections of our regulatory submissions sufficient to approve any of our product candidates for marketing in the United States or in other overseas markets.

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

  None

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

a) Exhibits

2.1	Share Purchase Agreement dated as of March 31, 2006 by and between the Registrant and Epsilon Pharmaceuticals Pty Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLEGY PHARMACEUTICALS, INC.

Date: August 10, 2006	/s/ Richard C. Williams
Richard C. Williams Chairman and Interim Chief Executive Officer

Date: August 10, 2006	/s/ Robert J. Caso
Robert J. Caso Vice President, Finance and Chief Financial Officer