Form 10-Q
period 2006-09-30
CELLEGY PHARMACEUTICALS INC
filed 2006-11-14
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

2085 B Quaker Pointe Drive, Quakertown, Pa 18951
(Address of principal executive offices, including zip code)

215-529-6084
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
Yes ☐    No   ☒

The number of shares outstanding of the registrant’s common stock at October 30, 2006 was 29,834,796.

CELLEGY PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

PART I   -   FINANCIAL INFORMATION

ITEM 1: Financial Statements

Cellegy Pharmaceuticals, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$830	$2,251
Short-term investments	-	11
Accounts receivable	105	1,085
Inventory	-	352
Prepaid expenses and other current assets	310	1,077
Total current assets	1,245	4,776
Property and equipment, net	-	496
Goodwill	-	982
Intangible assets, net	-	196
Other assets	-	-
Total assets	$1,245	$6,450

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,374	$1,756
Accrued expenses and other current liabilities	818	2,402
Current portion of notes payable	6,880	4,976
Current portion of deferred revenue	336	303
Total current liabilities	9,408	9,437
Notes payable	-	213
Derivative instruments	22	193
Deferred revenue	3,350	3,084
Total liabilities	12,780	12,927

Stockholders' deficit:
Common stock	3	3
Additional Paid-in Capital	125,669	125,548
Accumulated other comprehensive income	406	284
Deficit accumulated during the development stage	(137,613)	(132,312)
Total stockholders' deficit	(11,535)	(6,477)
Total liabilities and stockholders' deficit	$1,245	$6,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc
(a development stage company)
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

					Period from
					June 26, 1989
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Revenues:
Licensing and contract revenue from affiliates	$-	$-	$-	$-	$1,145
Licensing, milestone and development funding	73	229	452	6,988	10,949
Grants	99	1,252	1,926	3,420	7,910
Product sales	-	257	257	397	5,828
Total revenues	172	1,738	2,635	10,804	25,832

Costs and expenses:
Cost of product sales	-	197	257	241	1,945
Research and development	338	1,816	2,244	6,855	92,207
Selling, general and administrative	955	2,471	4,526	6,764	50,624
Equipment FMV adjustment	276	-	276	-	276
Acquired in-process technology	-	-	-	-	22,332
Total costs and expenses	1,569	4,484	7,303	13,860	167,384
Operating income (loss)	(1,397)	(2,746)	(4,668)	(3,054)	(141,552)

Interest and other income	99	17	114	121	7,144
Interest and other expense	(487)	(217)	(924)	(478)	(3,082)
Derivative revaluation	145	79	170	243	1,250
Net income income (loss)	(1,640)	(2,867)	(5,308)	(3,169)	(136,240)
Non-cash Preferred Dividends	-	-	-	-	(1,449)
Net income (loss) from continuing operations applicable to common stockholders	(1,640)	(2,867)	(5,308)	(3,169)	(137,689)

Discontinued operations (Note 14)
Profit (loss) from discontinued operations	-	74	7	124	76

Net income (loss) applicable to common shareholders	$(1,640)	$(2,793)	$(5,301)	$(3,044)	$(137,613)

From continuing operations	$(0.05)	$(0.10)	$(0.18)	$(0.11)
From discontinued operations	-	-	-	-
Basic income (loss) per common share:	$(0.05)	$(0.10)	$(0.18)	$(0.11)

From continuing operations	$(0.05)	$(0.10)	$(0.18)	$(0.11)
From discontinued operations	-	-	-	-
Diluted income (loss) per common share:	$(0.05)	$(0.10)	$(0.18)	$(0.11)

Weighted average number of common shares used in per share calculations:
Basic	29,833	29,832	29,832	28,048
Diluted	29,833	29,832	29,832	28,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

			Period from
			June 26, 1989
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2006	2005	2006
Operating activities
Net loss	$(5,301)	$(3,044)	$(136,164)
Adjustments to reconcile net loss to net cash provided by (used in) operating activites:
Acquired in-process technology	-	-	22,332
Bad debt expense & other non-cash items	35	114	234
Depreciation expense	122	319	3,499
Intangible assets amortization	196	286	2,120
Loss (gain) on sale of fixed assets	375	615	1,987
Equity compensation expense	121	2	2,421
Derivative re-evaluation	(170)	(242)	(1,250)
Interest accretion on notes payable	574	351	1,106
PDI settlement	-	-	2,000
Amortization of discount on notes payable and deferred financing costs	-	-	24
Issuance of common shares for services	-	-	1,041
Issuance of common stock for services rendered, interest and Neptune milestones		-	1,318
Changes in operating assets and liabilitites:
Prepaid expenses and other current assets	2,065	(196)	1,157
Accounts receivable	980	(203)	124
Other assets	(1,013)	1	(712)
Accounts payable	(401)	107	73
Accrued expenses and other current liabilities	(1,566)	(818)	(2,404)
Other long term liabilities	75	(448)	40
Deferred revenue	298	(9,036)	1,224
Net cash used in operating activities	(3,610)	(12,192)	(99,830)
Investing activities:
Purchases of property and equipment	-	(170)	(5,507)
Purchases of investments	-	-	(98,921)
Sale of investments	11	-	43,521
Maturity of investments	-	-	55,305
Proceeds from restricted cash	-	227	614
Proceeds from sale of property	-	-	238
Proceeds from sale of subsidiary	1,013	-	1,013
Acquisition of Vaxis and Quay and Biosyn	-	-	(816)
Net cash provided by (used in) investing activities	1,024	57	(4,553)
Financing activities:
Proceeds from notes payable	-	-	8,047
Issuance of notes payable	2,000	-	6,444
Repayment of notes payable	(958)	-	(7,569)
Net proceeds from issuance of common stock	-	5,747	86,843
Other assets	-	-	(614)
Issuance of convertible preferred stock, net of issuance cost	-	-	11,758
Deferred financing costs	-	-	(80)
Net cash provided by (used in) financing activities	1,042	5,747	104,829
Effect of exchange rate changes on cash	123	(12)	384
Net increase (decrease) in cash and cash equivalents	(1,421)	(6,400)	830
Cash and cash equivalents, beginning of period	2,251	8,705	-
Cash and cash equivalents, end of period	$830	$2,305	$830

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

			Period from
			June 26, 1989
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2006	2005	2006
Supplemental cash flow information:
Interest paid	$-	$-	$726
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquired-in-process technology	-	-	7,350
Conversion of preferred stock to common stock	-	-	14,715
Issuance of common stock for notes payable	-	-	5,998
Issuance of warrants in connection with Kingsbridge financings	-	471	801
Issuance of warrants in connection with notes payable financing	-	-	959
Issuance of convertible preferred stock for notes payable	-	-	1,268
Issuance of common stock for milestone payments	-	-	1,500
Fair value of assets acquired net of liabilities assumed for Biosyn acquisition	-	-	11,856
Interest expense amortization for long-term obligations	575	607	1,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
(a development stage company)

 Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Cellegy’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2005.

As more fully described below and subject to stockholder approval, the Company has entered into an agreement to sell substantially all its intellectual property. As such, the Company concluded it may not realize the value of its remaining assets during the normal course of business. As a result, the Company has written down its remaining assets to fair market value, resulting in a charge in the third quarter of approximately $276,000 to write down of idle fixtures and equipment. Due to the contingent nature of the proposed transaction, the Company has not reflected the results of the sale in the financial statements presented herein. To the extent the Company has made certain cash payments or has incurred certain additional liabilities or expenses related to the proposed transaction, such has been reflected in the accompanying financial statements.

The intellectual property included in the proposed transaction with ProStrakan has no book value since the accounting regulations generally require that the costs incurred in connection with the research or development of such be charged to income at the time these costs were incurred.

Liquidity and Capital Resources

If the proposed transaction with ProStrakan, described in Note 2, is approved by its shareholders, the Company intends to use the proceeds from the sale to satisfy its existing obligations and to provide working capital. The $9.0 million purchase price will be reduced by (i) amounts owed by the Company to ProStrakan to repay a $2.0 million principal amount promissory note (plus accrued but unpaid interest) reflecting a secured loan made by ProStrakan to Cellegy in late September 2006, (ii) amounts advanced on or before the closing date by ProStrakan to the Company or paid by ProStrakan on the Company’s behalf to third parties, including governmental agents, patent agents and other service providers, relating to the assets proposed to be sold to ProStrakan, (iii) transaction fees and expenses in connection with the proposed transaction, (iv) $2,500,000 to be paid to PDI, Inc. (“PDI”) at the closing of the ProStrakan transaction in full satisfaction (in addition to amounts previously paid to PDI, including a $500,000 payment made in late September 2006) of the Company’s obligations under its previous agreements with PDI, and (v) $250,000 to be paid to Neptune Pharmaceutical Corporation at the closing of the transaction with ProStrakan in full satisfaction of the Company’s obligations under its previous agreements with Neptune. In addition, as of September 30, 2006, the Company had other creditor obligations of approximately $1.7 million.

The proposed transaction with ProStrakan is a taxable event, however the Company believes that the expected taxable gain from the transaction will be offset by the application of its capitalized research expenses. The Company may also use its net operating tax loss carryforwards to reduce the taxable gain from the transaction, however due to the limitation of net operating loss carryforwards under the federal alternative minimum tax system, any portion of the taxable gain reduced by net operating loss carryforwards may be subject to the federal alternative minimum income tax. Both the Company’s past elections to capitalize research expenses and the availability and amount of net operating loss carryforwards are subject to audit and adjustment by the Internal Revenue Service. In the event that the Internal Revenue Service adjusts either the Company’s election to capitalize research expenses or its reported net operating loss carryforwards, the Company may incur tax liability from the transaction.

The Company currently expects to have approximately $3.0 million remaining to fund its working capital requirements after the closing, but this amount could vary depending on a number of factors, such as overall transaction costs and expenses and the amount of our obligations to creditors.

There is no assurance that the proposed transaction will be approved by the shareholders. If the proposed transaction is not approved by the shareholders, a significant portion of the Company’s liabilities would become immediately due and payable, including the notes due PDI and ProStrakan. In this event, the Company would most likely be unable to meet its obligations to its creditors.

The Company would be required to pay the $2.0 million loan from ProStrakan and other amounts owed under the note and security agreements with ProStrakan. If the Company does not pay amounts owed under the note when due, ProStrakan could declare the note in default and take possession of the collateral, which consists of substantially all of the intellectual property rights that are subject to the transaction. As permitted by the provisions of the Uniform Commercial Code, ProStrakan could then sell or otherwise dispose of the collateral, apply the proceeds to repayment of the note (and other amounts that the Company owes to ProStrakan under the loan and security agreements), and the Company would be entitled to any remaining proceeds from the sale. In addition, the Company would likely owe ProStrakan the $500,000 termination payment under the provisions of the asset purchase agreement. Moreover, the Company’s obligations under its original promissory notes to PDI, approximately $5.3 million, would become due and payable, and PDI would be entitled to foreclose on the collateral securing the Company's obligations to PDI. Also, the Company would continue to have unpaid obligations to other creditors. The Company currently does not have any independent sources of funding to satisfy these obligations, and the Company likely would be required to file for protection under the bankruptcy laws. If the transaction with ProStrakan was not completed but adequate funding was available to satisfy all of the foregoing obligations as well as other obligations to our creditors, the Company might explore other strategic alternatives, including a sale of our assets to, or a business combination with, another party, or the Company might attempt to pursue other business opportunities and investments unrelated to its current business.

Even if funds are obtained to continue operations, failure to obtain adequate additional funds would require us to further delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products that the Company would otherwise seek to commercialize internally or to reduce resources devoted to product development. The Company’s current outlook with respect to its going concern status could adversely affect the Company’s ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of the common stock and could otherwise have a material adverse effect on the Company’s business, financial condition and results of operations. The Company estimates that its current cash balance is sufficient to carry it through November, 2006.

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

Note 2: Proposed Sale of Assets to ProStrakan

Subject to the terms and conditions of the proposed Asset Purchase Agreement with ProStrakan (“APA”), the Company has agreed to sell to ProStrakan all of its right, title and interest in and to the assets used in connection with or relating to the research, development and commercialization of nitroglycerin/nitric oxide and other related pharmacological products for pain management applications and testosterone gels for treatment of male hypogonadism, and for certain female sexual dysfunction conditions, as currently conducted and as currently proposed to be conducted by Cellegy, including those assets relating to Cellegy’s nitroglycerin/nitric oxide and related pharmacological products marketed under the name Rectogesic® and proposed to be marketed under the name Cellegesic® and Cellegy’s testosterone gels marketed under the name Tostrex™ and proposed to be marketed under the names Tostran™ or Fortigel™ and Cellegy’s product candidate Tostrelle, other than the assets to be retained below. Collectively, the assets to be sold are hereinafter referred to as the “Acquired Assets.”

The Acquired Assets include: all U.S. and foreign patents and patent applications, trademarks and trademark applications, service marks, all authorizations, registrations, filings, permits, licenses, franchises, orders, approvals, concessions, consents and other regulatory approvals and any related intellectual property relating to the Acquired Assets, together with all related know-how, information, techniques, methodologies, modifications, improvements, works of authorship, procedures, processes, designs and data (whether or not protectable under patent, copyright, trade secrecy or similar laws); assignment of certain contracts, primarily consisting of distribution agreements with third party distributors in certain foreign countries relating to the Acquired Assets and all books and records relating to the Acquired Assets.

In addition Cellegy has agreed to assign to ProStrakan certain agreements relating to the Acquired Assets including non-disclosure, confidentiality and inventions assignment agreements or contracts with all former and current employees and consultants of Cellegy to the extent related to the Acquired Assets; and foreign distribution agreements relating to the Acquired Assets.

Assets to be Retained

If the proposed transaction is completed, the Company will retain the following: all intellectual property and related assets relating to the Biosyn products; books and records of Cellegy not relating to the Acquired Assets being sold; equipment, furniture, fixtures, computers, and other personal property; certain contracts; all interests in leases and real properties and cash, cash equivalents and trade receivables.

Assumed Liabilities

Subject to and upon the terms and conditions of the APA, ProStrakan will assume the obligations under certain agreements being assigned relating to the Acquired Assets and obligations after the closing relating to the conduct of the Acquired Assets after the closing, but will not assume any other Cellegy liabilities.

Purchase Price

ProStrakan has agreed to purchase the Acquired Assets for a purchase price of $9.0 million in cash, subject to adjustment as provided in the APA. ProStrakan may deduct from the purchase price the $2.0 million previously advanced as well as certain other expenses incurred by ProStrakan in conjunction with the transaction.

Cellegy also has indemnity obligations to ProStrakan pursuant to the indemnification provisions of the APA, and if Cellegy were obligated to pay amounts to ProStrakan pursuant to those provisions, that would reduce the net amount to Cellegy resulting from the transaction.

Stockholder Approval

The APA is subject to stockholder approval and in October, 2006 the Company filed preliminary and definitive proxy statements on Schedule 14A with the SEC relating to a special meeting of the shareholders to vote on the proposed transaction to be held November 22, 2006.

Other Agreements Relating to the Proposed Transaction

Agreements with PDI, Inc. The Company is a party to several agreements with PDI, all dated April 11, 2005 (the “Settlement Agreements”), including: Settlement Agreement and Release; Nonnegotiable Convertible Senior Note, in the original principal amount of $3,500,000: Security Agreement; and Secured Promissory Note, in the original principal amount of $3,000,000. The Company’s obligations under the Secured Promissory Note and the Security Agreement are secured by a security interest in favor of PDI in the “Pledged Collateral,” as defined in the Security Agreement.

In an agreement dated September 20, 2006 (the “New Note”), the Company agreed to pay PDI an aggregate amount of $3.0 million (the “Payoff Amount”), as follows: (i) no later than four business days after the Company enters into any agreement pursuant to which all or any material portion of the assets of the Company relating to Cellegesic, Rectogesic, Tostrex, Tostrelle and/or Fortigel are proposed to be sold, which includes the APA with ProStrakan, the sum of $500,000, as a nonrefundable prepayment of a portion of the outstanding unpaid principal and accrued interest on the Secured Note; and (ii) no later than two business days after the consummation of any such transaction, the sum of $2.5 million. PDI agreed that it will accept receipt of the Payoff Amount as payment in full of all obligations owing under the Settlement Agreements (“Obligations”).

Upon the receipt by PDI of the Payoff Amount, all of the Obligations will be deemed paid in full; all of the security interests and liens created under the Settlement Agreements in favor of PDI terminate and are released; all other obligations of the Company owing to PDI under the Settlement Agreements or any related agreement, instrument or other document are released and discharged and each of the Settlement Agreements terminates and is null and void and of no further force or effect without any further action of the parties. Effective upon receipt of the Payoff Amount, the Company and PDI release each other for any past claims relating to the Settlement Agreements.

In the agreement the Company makes a number of representations to PDI concerning the material terms of the proposed transaction with ProStrakan, and agrees that PDI has the right to declare the agreement null and void (and will retain the initial $500,000 payment) should those representations be materially false or inaccurate. All of the Settlement Agreements will continue to be enforceable by PDI and remain in full force and effect until such time as PDI receives from the Company the entire Payoff Amount.

PDI agreed that it will not convert any portion of the Convertible Note prior to December 31, 2006, provided that this obligation will immediately terminate in the event that (i) the Company fails to comply with obligations pursuant to the agreement, or (ii) PDI determines that the Company has failed to disclose to PDI any information that could be material to PDI’s determination to enter into the PDI agreement. If the closing of the APA does not occur by December 31, 2006, then the letter agreement will terminate and be of no further force or effect, and PDI is entitled to retain the initial payoff as discussed above.

PDI and the Company also agreed to release each other and related parties from any claims or liabilities arising before the date of their agreement arising out of or relating to any of the Settlement Agreements, other than as a result of the released person’s gross negligence or willful misconduct. PDI’s release is effective only upon receipt of the full Payoff Amount.

Agreement with Neptune Pharmaceutical Corporation. The Company is a party to an asset purchase agreement dated December 31, 1997 with Neptune Pharmaceutical Corporation (“Neptune”), and certain related agreements dated January 12, 1998, pursuant to which the Company acquired certain patents and intellectual property rights relating to Cellegesic and Rectogesic. The agreement calls for a series of payments, which may be paid in part in shares of common stock, upon successful completion of various development milestones.

The Company and Stephen R. Gorfine, M.D., representative of the former shareholders of Neptune, have entered into a Termination Agreement and Release of Claims dated as of September 22, 2006. The termination agreement provides that upon execution of the APA with ProStrakan (or similar such agreements), the Company will pay Neptune $125,000, and that upon the closing of the transactions contemplated by the APA, the Company will pay Neptune an additional $125,000. In consideration of these payments, and effective upon the second payment, Neptune has agreed that all payment, performance, and other obligations and covenants of the Company under the original asset purchase agreement between Neptune and the Company will be fully satisfied and terminated in their entirety, and that no further payments will be owed to Neptune.

Accounting Treatment

If the sale of assets to ProStrakan is approved by the Company’s stockholders, Cellegy will recognize a gain equal to the net proceeds (the sum of the purchase price less the expenses relating to the sale) and the value of the liabilities assumed by ProStrakan less the net book value of the assets sold and the fair value of the indemnification liability retained. The Company will also record income to the extent that its indebtedness to PDI is reduced under its renegotiated obligations therewith, as discussed above, and will also credit the balance of its deferred revenue to income since such revenue relates to past license agreements with ProStrakan that will no longer be in force subsequent to the transaction, if approved.

Note 3: Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ deficit except those resulting from investments or contributions by stockholders. The Company’s unrealized foreign currency translation (“FCT”) adjustments represent the only components of comprehensive loss that are excluded from the Company’s net loss. Total comprehensive income (loss) during the three and nine months ended September 30, 2006 and 2005 consisted of (in thousands):

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005

Net income (loss) after discontinued operations	$(1,640)	$(2,793)	$(5,301)	$(3,044)
Change in FCT adjustments	-	5	123	(12)
Comprehensive income (loss)	$(1,640)	$(2,788)	$(5,178)	$(3,056)

Note 4: Basic and Diluted Net Income (Loss) per Common Share

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

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005

Options	4,357	4,722	2,222	4,106
Warrants	2,375	2,375	2,375	2,375
Total number of shares excluded	6,732	7,097	4,597	6,481

Excluded also are 2,121,212 shares that would be issuable upon conversion of the PDI Notes (see also Note 12).

Note 5: Stock-Based Compensation

The Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) at the Annual Meeting of Stockholders held September 28, 2005. The 2005 Plan replaces the 1995 Equity Incentive Plan (“Prior Plan”) which had expired. The 2005 Plan will be administered by the Board of Directors and the Board has delegated administration of the Plan to the Compensation Committee. The Board may at any time amend, alter, suspend, or discontinue the 2005 Plan without stockholder approval, except as required by applicable law. The 2005 Plan is not subject to ERISA and is not qualified under Section 401(a) of the Code.

The Company’s 2005 Plan allows for the granting of options to employees, directors and consultants. Options granted under the 2005 Plan may either be incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees. The Compensation Committee determines who will receive options or other awards under the 2005 Plan and their terms, including the exercise price, number of shares subject to the option or award, and the vesting and exercisability thereof. Options granted under the 2005 Plan generally have a term of ten years from the grant date, and the exercise price typically is equal to the closing price of the common stock on the grant date. Options typically vest over a three-year or four-year period. Options granted under the 2005 Plan typically expire if not exercised within 90 days from the date on which the optionee is no longer an employee, director, or consultant. The vesting and exercisability of options may also be accelerated upon certain change of control events. As of September 30, 2006 there were outstanding options to purchase 48,000 shares under the 2005 Plan and 952,000 shares were available for options for other awards under the 2005 Plan. Options granted to directors or officers will automatically vest upon a triggering event such as certain kinds of merger transactions or certain transactions involving sale of all or substantially all of the assets of the Company. The Company believes tht approval of the APA by its stockholders constitutes a triggering event and, as such, will require that the affected options be re measured as of the date of the event.

The total number of shares reserved and available for issuance pursuant to the exercise of Awards under the Prior Plan is 4,850,000 shares. The Prior Plan will continue to govern the stock options previously granted under the Prior Plan. The terms and conditions of the Prior Plan are substantially the same as the ones governing the 2005 Plan.

In 1995, Cellegy adopted the 1995 Directors’ Stock Option Plan (the “Directors’ Plan”) to provide for the issuance of non-qualified stock options to eligible outside Directors. When the plan was established, Cellegy reserved 150,000 shares for issuance and the stockholders subsequently approved increases in the number of shares available under the Directors’ Plan. From 1996 to 2005, a total of 350,000 shares were reserved for issuance under the Directors’ Plan. The 2005 Plan replaces the Directors’ Plan.

The Directors’ Plan provides for the granting of initial and annual non-qualified stock options to non-employee directors. Initial options vest over a four-year period and subsequent annual options vest over three years. The exercise of options granted under the Directors’ Plan is the fair market value of the common stock on the grant date. Options generally expire ten years from the grant date, and generally expire within 90 days of the date the optionee is no longer a director. The vesting and exercisability of options under this plan may also be accelerated upon certain change of control events.

The compensation expense and related income tax benefit recognized in the Consolidated Statement of Operations in the third quarter of 2006 and the third quarter of 2005 for stock options were $38,000 and $0, respectively. For the nine months ended September 30, 2006 and 2005 compensation expense related to stock options was $121,000 and $0, respectively. There is no impact on earnings per share for the third quarter of 2006. Of the $38,000 of stock option compensation expense recognized in the third quarter of fiscal 2006, $34,000 was a component of selling, general and administrative expenses and $4,000 was a component of research and development expenses. None of the compensation costs were capitalized. No options were granted under all share-based payment arrangements for the quarter ended September 30, 2006. All of the compensation expense was derived by calculating the fair value of the unvested portion of all stock options issued after the first fiscal year beginning after December 15, 1994.

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

Substantially all of the options granted and vested by Cellegy are at exercise prices above the current per share value of $0.15 as of September 30, 2006. Those options with exercise prices above $0.15 have no intrinsic value. However, the options granted in October 2004, in connection with Biosyn acquisition have an aggregate intrinsic value of $899 (see Biosyn options table).

The fair value of each option calculated during the third quarter of 2005 was estimated on the date of grant using the Black-Sholes option valuation model and weighted-average assumptions in the following table.

Three Months Ended
September 30,
2005
Expected life in years	3.2
Expected volatility	76.0%
Risk-free interest rate	4.1%
Dividend yield	0%

The status of the Company’s stock option plans at September 30, 2006, is summarized below:

2005 Equity Incentive Plan

		Weighted
	Shares Under	Average
	Option	Exercise Price

Balance at December 31, 2005	49,500	$1.34
Granted	-	-
Canceled	(1,500)	(1.39)
Exercised	-	-
Balance at March 31, 2006	48,000	$1.34

Granted	-	-
Canceled	-	-
Exercised	-	-
Balance at June 30, 2006	48,000	$1.34

Granted	-	-
Canceled	-	-
Exercised	-	-
Balance at September 30, 2006	48,000	$1.34

The following table summarizes those stock options outstanding related to the 2005 Plan at September 30, 2006:

Options Outstanding
	Weighted	Weighted
	Average	Average
	Number of	Remaining
Range of Exercise Prices	Options	Contract Life	Exercise Price

$1.34	48,000	9.00 years	$1.34

There were no options exercisable under the 2005 Plan as of September 30, 2006. None of the options vested in the quarter ended September 30, 2006.

Prior Plan

		Weighted
	Shares Under	Average
	Option	Exercise Price

Balance at December 31, 2005	2,238,737	$4.67
Granted	-	-
Canceled	(138,790)	(5.54)
Exercised	-	-
Balance at March 31, 2006	2,099,947	$4.61

Granted	-	-
Canceled	(180,353)	(2.33)
Exercised	-	-
Balance at June 30, 2006	1,919,594	$4.83

Granted	-	-
Canceled	(1,095,348)	(4.80)
Exercised	-	-
Balance at September 30, 2006	824,246	$4.86

The following table summarizes those stock-options outstanding and exercisable related to the Prior Plan at September 30, 2006:

	Options Outstanding			Options Exercisable
	Weighted	Weighted	Weighted		Weighted	Weighted
	Average	Average	Average		Average	Average
Range of Exercise	Number of	Remaining	Exercise	Number of	Remaining	Exercise
Prices	Options	Contractual Life	Price	Options	Contractual Life	Price
$1.35 - $2.03	227,479	7.64 years	$1.77	156,212	6.55 years	$1.42
$2.89 - $3.88	199,767	5.92 years	3.27	160,851	5.21 years	3.36
$4.38 - $6.50	180,500	3.67 years	5.47	169,250	3.14 years	5.55
$7.00 - $8.81	197,250	3.54 years	8.48	197,250	3.29 years	8.48
$15.00	19,250	5.01 years	15.00	19,250	4.76 years	15.00
Total	824,246	5.06 years	4.86	702,813	4.46 years	5.29

No future options may be offered under the Prior Plan. In the quarter ended September 30, 2006 there were 250 options vesting with a total fair value of $26.

Directors’ Stock Option Plan

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance at December 31, 2005	307,500	$4.74
Granted	-	-
Exercised	-	-
Balance at March 31, 2006	307,500	$4.74
Granted	-	-
Canceled	(2,000)	(8.50)
Exercised	-	-
Balance at June 30, 2006	305,500	$4.72
Granted	-	-
Canceled	(20,000)	(4.30)
Exercised	-	-
Balance at September 30, 2006	285,500	$4.67

The following table summarizes those stock options outstanding and exercisable related to the Directors’ Plan at September 30, 2006:

	Options Outstanding			Options Exercisable
	Weighted	Weighted	Weighted		Weighted	Weighted
	Average	Average	Average		Average	Average
Range of Exercise	Number of	Remaining	Exercise	Number of	Remaining	Exercise
Prices	Options	Contractual Life	Price	Options	Contractual Life	Price
$1.34 - $3.25	35,000	4.85 years	$2.62	35,000	3.04 years	$2.62
$4.30 - $5.50	234,500	3.48 years	4.85	218,500	3.16 years	4.89
$6.50 - $8.50	16,000	2.36 years	6.50	16,000	2.36 years	6.50
Total	285,500	3.37 years	4.67	269,500	4.69 years	4.75

As of September 30, 2006, there were no options available for future grants under the Directors’ Plan. During the quarter ending September 30, 2006, no options vested.

Non-Plan Options

In November 2003, the Company granted an initial stock option to Mr. Richard C. Williams, on his appointment to become Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 of the options have an exercise price equal to $2.89 per share, the closing price of the stock on the grant date and 600,000 of the options have an exercise price of $5.00 per share. The option was vested and exercisable in full on the grant date, although a portion of the option covering up to 600,000 initially and declining over time is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and a director within certain future time periods. As of September 30, 2006, none of these options have been exercised.

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable. During 2005, 74,446 options were exercised and 94,879 were cancelled. For the nine months ended September 30, 2006, 3,171 options were exercised and no options have been canceled.

The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at September 30, 2006:

	Options Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Range of Exercise	Number of	Remaining	Exercise	Intrinsic
Prices	Options	Contractual Life	Price	Value
$0.06	9,816	2.64 years	$0.06	$899
$0.29	23,401	8.14 years	0.29	-
$1.46 - $6.83	8,564	9.05 years	1.46	-
$8.76	3,855	6.63 years	8.76	-
$14.60 - $21.02	18,503	3.61 years	18.68	-
Total	64,139	6.02 years	6.23	$899

Options outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant. Options granted under the 2005 Plan generally vest over three to four years based on service conditions and expire no later than ten years after the grant date. Effective January 1, 2006, the Company generally recognizes compensation expense ratably over the vesting period (service period). As of September 30, 2006, there was $135,000 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.25 years.

Warrants

The Company has the following warrants outstanding to purchase common stock as of September 30, 2006:

		Exercise
	Warrant	Price Per		Expiration
	Shares	Share	Date Issued	Date
June 2004 PIPE Financing	260,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	80,757	5.84-17.52	Oct. 22, 2004	2008 - 2014
Kingsbridge SSO	260,000	5.27	Jan. 16, 2004	Jan. 16, 2009
May 2005 PIPE Financing
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total	2,029,481

Shares Reserved

As of September 30, 2006, the Company has reserved shares of common stock for issuance as follows:

Biosyn options	64,139
Director's Plan	285,500
Warrants	2,029,481
Non-plan options	1,000,000
Neptune agreement	1,080,082
Kingsbridge SSO	3,493,601
1995 Equity Incentive Plan	824,246
2005 Equity Incentive Plan	952,000
Total	9,729,049

Note 6: Segment Reporting

The Company had two business segments: pharmaceuticals and skin care. The skin care segment was sold in December 2005. Pharmaceuticals include primarily research and clinical development expenses for potential prescription products to be marketed directly by Cellegy or through corporate partners.

All revenues during the three and nine months periods ended September 30, 2006 of $172,000 and $2,635,000, respectively, were derived from the Company’s pharmaceutical segment. Current pharmaceutical revenues consist primarily of Rectogesic® product sales in Singapore, United Kingdom and South Korea, grant revenue from research and clinical development trials as well the ProStrakan license revenues for Rectogesic and Tostrex® products.

Revenues from external sources by major geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

North America Pharmaceuticals	$99	$1,252	$1,926	$3,420
Europe Pharmaceuticals	73	486	709	7,384

Revenue from continuing operations	$172	$1,738	$2,635	$10,804

Operating Income (loss) by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Operating Income (Loss)	September 30,		September 30,
	2006	2005	2006	2005

North America Pharmaceuticals	$(501)	$(712)	$(1,784)	$(2,423)
Europe Pharmaceuticals	(1,139)	(2,155)	(3,524)	(741)

Operating income (loss) from continuing operations	$(1,640)	$(2,867)	$(5,308)	$(3,164)

All of the Company’s assets are related to the pharmaceutical segment and are located in the United States.

Assets by major geographic region are as follows (in thousands):

	Period Ended
Assets	September 30,
	2006	2005

North America	$1,246	$6,459

Note 7: Recent Accounting Pronouncements

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first nine months of 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the Company’s net loss for the quarter ended September 30, 2006, was $38,000 higher than under the Company’s previous accounting method for share-based compensation.

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

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss and basic and diluted income per common share would have been as follows (in thousands):

	Three Months	Nine Months Ended
	Ended September	September 30, 2005
Net loss, as reported	$(2,793)	$(3,044)
Deduct: Stock-based employee compensation costs determined under the fair value method	(35)	(301)
Net loss, pro forma	$(2,828)	$(3,345)
Basic and diluted net income (loss) per share:
As reported	$(0.09)	$(0.11)
Pro forma	(0.09)	(0.12)

On January 1, 2006, the Company adopted FASB Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. There was no effect upon the Company’s financial statements as a result of the adoption of this pronouncement.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which becomes effective for fiscal years beginning December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently studying this interpretation to determine the effect, if any, on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which will be effective for the year ended December 31, 2006. The objective of SAB 108 is to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income and the consolidated balance sheet and related financial statement disclosures. The adoption of SAB 108 is not expected to have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157), which will be effective January 1, 2008. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The effect of adoption of FAS 157 on the Company’s financial position and results of operations is not expected to be material.

Note 8: Accounts Receivable

At September 30, 2006 and December 31, 2005 accounts receivable consist of the following (in thousands):

	Period Ended
	September 30,	December 31,
	2006	2005

Unbilled grant receivable	$-	$760
Trade receivables	62	265
Other receivables	43	60
Total	$105	$1,085

Note 9: Prepaid Expenses and Other Current Assets

At September 30, 2006 and December 31, 2005 this account includes the following (in thousands):

	Period Ended
	September 30,	December 31,
	2006	2005

Prepaid insurance	$287	$196
Prepaid rent	8	35
Prepaid compensation	-	803
Inventory	-	351
Other	15	44
Total	$310	$1,429

Prepaid compensation of $803,000 represents the unamortized balance of $902,000 in retention payments offered and accepted by employees in March and December 2005. The retention payments were paid if the employee maintained his or her employment with the Company through the retention period indicated in the individual’s offer letter. The retention payment was in lieu of all other severance or similar payments that the Company may have been obligated to make under any other existing agreement, arrangement or understanding, but would be in addition to any accrued salary and vacation earned through the date of termination. The retention periods terminated on dates between January 15, 2006 and June 30, 2006.

Inventories are valued at the lower of cost or market.

Note 10:  Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accruals for the following expenses and other current liabilities were made for the following expenses (in thousands):

	Period Ended
	September 30,	December 31,
	2006	2005
Clinical expenses	$23	$642
Legal fees	57	61
Insurance	249
Neptune Pharmaceutical agreement	125	-
Retention and severance pay	-	1,039
Consulting fees	5	46
Kingsbridge contract penalty	266	-
Other	93	614
Total	$818	$2,402

The Neptune Pharmaceutical agreement amount of $125,000 represents the outstanding balance on a termination agreement to Stephen Gorfine, M.D. that was accepted by Neptune and Cellegy on September 25, 2006. (See Note 2)

Note 11: Deferred Revenue

The Company records upfront payments received from licensees as deferred revenue and amortize them to income over the life of the licensing agreement or the life of the product being licensed, whichever is longer.  At September 30, 2006 total current and long-term deferred revenue of $3,686,000 substantially includes the remaining unearned portion of the upfront licensing fees received from ProStrakan for the right to store, promote, sell and/or distribute the Company’s Tostrex and Rectogesic products. As further discussed in Note 2, the Company will credit the balance of its deferred revenue to income since such revenue relates to past license agreements with ProStrakan be terminated and, as a result, all milestones will be considered satisfied.

Note 12: Notes Payable

Notes payable at September 30, 2006 include two non-interest bearing notes issued in April 2005 by Cellegy to PDI pursuant to a lawsuit settlement in April 2005, a note issued by Biosyn to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin”) in October, 1992 and a note issued by ProStrakan in September, 2006 in connection with the Company’s proposed sale of assets (See Note 2). The notes have been recorded at their total net present value.

PDI Notes

The terms of the notes issued to PDI are as follows:

a.)   The $3.0 million secured promissory note has an outstanding balance and a net present value of $1.8 million at September 30, 2006 and is payable on October 12, 2006. There is no stated interest rate and no periodic payments are required.  Payment terms include payments to the extent of 50% of future funds to be received by Cellegy as licensing fees, royalties or milestone payments or similar payments from licensees of Tostrex® (testosterone gel) and Rectogesic® (nitroglycerin ointment) products in territories outside of North America, 50% of licensing fees, royalties or milestone payments or similar payments from Fortigel licensees in North American markets, and 10% of proceeds received by Cellegy in excess of $5 million from financings.  These various payments will be made until the note is paid in full. However, no regular periodic payments are required. The note is subject to a default interest rate of 12%.

The net present value of the secured $3.0 million note will be recalculated based on its remaining principal whenever a payment is made by Cellegy.

b.)   The $3.5 million non-negotiable senior convertible debenture stated at its net present value of $2.8 million has a maturity date of April 11, 2008, three years from the PDI settlement date of April 11, 2005. There is no stated interest rate and no periodic payments are required. Cellegy may redeem the note at anytime before the maturity date upon prior notice to PDI, at a redemption price equal to the principal amount. If Cellegy delivers such a redemption notice, PDI may convert the note into shares of Cellegy common stock at a price of $1.65 per share. In addition, after the 18th month anniversary of the debenture, PDI may convert the note into Cellegy common stock at a price of $1.65 per share. If Cellegy does redeem the note within the first 18 months, then Cellegy has agreed to file a registration statement relating to the possible resale of any shares issued to PDI after 18 months; approximately 2.1 million shares would be issuable upon such conversion. As long as amounts are owed under the note, Cellegy has agreed not to incur or become responsible for any indebtedness that ranks contractually senior or pari passu in right of payment to amounts outstanding under the note. Events of default under the senior note are generally similar to events of default under the secured note.

c.) In an agreement dated September 20, 2006, the Company agreed to pay PDI an aggregate amount of $3.0 million (the “Payoff Amount”), as follows: (i) no later than four business days after the Company enters into and agreement to sell all or a material portion of its assets relating to Cellegesic, Rectogesic, Tostrex, Tostrelle and/or Fortigel, which includes the APA with ProStrakan, the sum of $500,000, as a nonrefundable prepayment of a portion of the outstanding unpaid principal and accrued interest on the Secured Note; and (ii) no later than two business days after the consummation of any such asset sale transaction, the sum of $2.5 million. PDI agreed that, effective upon receipt of the Payoff Amount, it will accept the Payoff Amount as payment in full of all obligations owing under the Settlement Agreements (“Obligations”). The Company remitted $500,000 to PDI on September 28, 2006 and has recorded the payment against its existing obligation. If the proposed transaction is not approved by Cellegy’s stockholders, the face value of the New Note of $3.0 million will revert to the amounts owed under the original settlement, less the $500,000 that had been paid as part of the renegotiated settlement, or approximately $5.3 million as of September 30, 2006.

Upon the receipt by PDI of the Payoff Amount, all of the Obligations will be deemed paid in full; all of the security interests and liens created under the Settlement Agreements in favor of PDI terminate and are released; all other obligations of the Company owing to PDI under the Settlement Agreements or any related agreement, instrument or other document are released and discharged and each of the Settlement Agreements terminates and is null and void and of no further force or effect without any further action of the parties. Effective upon receipt of the Payoff Amount, the Company and PDI release each other for any past claims relating to the Settlement Agreements.

In the agreement the Company makes a number of representations to PDI concerning the material terms of the proposed transaction with ProStrakan, and agrees that PDI has the right to declare the agreement null and void (and will retain the initial $500,000 payment) should those representations be materially false or inaccurate. All of the Settlement Agreements will continue to be enforceable by PDI and remain in full force and effect until such time as PDI receives from the Company the entire Payoff Amount.

PDI agreed that it will not convert any portion of the Convertible Note prior to December 31, 2006, provided that this obligation will immediately terminate in the event that (i) the Company fails to comply with obligations pursuant to the agreement, or (ii) PDI determines that the Company has failed to disclose to PDI any information that could be material to PDI’s determination to enter into the PDI agreement. If the closing of the APA does not occur by December 31, 2006, then the letter agreement will terminate and be of no further force or effect, and PDI is entitled to retain the initial payoff as discussed above.

PDI and the Company also agreed to release each other and related parties from any claims or liabilities arising before the date of their agreement arising out of or relating to any of the Settlement Agreements, other than as a result of the released person’s gross negligence or willful misconduct. PDI’s release is effective only upon receipt of the full Payoff Amount.

Since the closing of the APA is contingent upon approval by the Company’s stockholders, no adjustments to the Company’s financial statements have been made reflecting the terms of the New Note. If the APA is approved by the stockholders in the timeframe specified under the New Note, the Company will record an ordinary gain to the extent the existing notes exceed the amount of the New Note. There is no assurance that the proposed transaction will be approved by the stockholders.

ProStrakan Note

At the same time that Cellegy and ProStrakan signed the APA, ProStrakan made a loan to Cellegy of $2.0 million, evidenced by a secured promissory note (the “ProStrakan Note”). The note has a maturity date of November 30, 2006 or, if the SEC reviews the Company’s proxy statement, December 21, 2006, or such later date as the parties mutually agree in writing. Interest on the unpaid principal amount of the ProStrakan Note accrues at a rate of 6% per annum and overdue amounts bear interest at an annual rate of 3% per annum, in addition to the basic interest rate. Accrued unpaid interest is due and payable on the maturity date or, if earlier, on the date of any prepayment of the note. Amounts payable by Cellegy under the ProStrakan Note shall be made by Cellegy without set-off or counterclaim and free and clear of any other restrictions or provisions. The Company has also agreed to indemnify ProStrakan from all losses and expenses it incurs in connection with or by reason of (i) the failure of any of our obligations under the loan documents to be legal, valid and binding obligations of Cellegy, or (ii) any investigation, litigation or proceeding (including any insolvency proceeding) relating to the note or any of the other loan documents. Additionally, the Company has agreed that it will not assert against ProStrakan any claim on any theory of liability for special, indirect, consequential or punitive damages relating to the transactions contemplated by the loan documents except in the event of a finding of ProStrakan’s gross negligence or willful misconduct.

The Company has also made certain representations and warranties to ProStrakan, including that the ProStrakan Note constitutes a valid, binding and enforceable obligation of Cellegy and that the Company will not create, incur, assume or permit or suffer to exist any liens or other encumbrances on the collateral securing the Company’s obligations under the ProStrakan Note.

Events of default under the ProStrakan Note include: default on the payment when due under the ProStrakan Note of any principal, interest or other obligation; default in the observance in any of the Company’s obligations under the ProStrakan Note and such default continues unremedied for more than five days after notice from ProStrakan; any representation or warranty of Cellegy under the loan documents is untrue or incorrect in any material respect when made or deemed made; entry into an agreement by Cellegy to sell or otherwise transfer all or substantially all of the Company’s property or the patent collateral securing our obligations under the ProStrakan Note; or the stockholders and directors of Cellegy shall not have approved the asset sale transaction on or before the dates specified in the APA. The ProStrakan Note also contains certain other events of default including the failure of Cellegy to pay its debts when they become due, or its inability to remedy such a situation.

If any default or event of default by virtue of an insolvency proceeding as described above shall at any time occur, the entire outstanding principal amount of the ProStrakan Note and all other Cellegy obligations under the loan documents automatically become immediately due and payable. Cellegy has agreed to pay all of ProStrakan’s costs and expenses involved in any action to enforce the provisions of the ProStrakan Note.

Ben Franklin Note

The Ben Franklin note has a face value of $778,000 and net present value of $288,000 at September 30, 2006.  The note has no scheduled repayment term.  Payment is based on 3% of Biosyn’s revenues excluding income recorded pursuant to research and development grants.

At September 30, 2006, future minimum payments on the notes were payable as follows (in thousands):

2006	$3,842
2007	-
2008	3,500
2009 and thereafter	778
Total payments	8,120
Less: Amount representing discount	(1,240)
Net present value of notes at September 30, 2006	$6,880

If the APA is approved by the Company’s stockholders, the future minimum payments on the notes payable would be $4.5 million in 2006 and $778,000 in 2009 and thereafter.

Note 13:  Derivative Instruments

The warrants from the May 2005 PIPE financing and Kingsbridge SSO are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants, using the Black-Scholes valuation model, recorded as derivative liability at September 30, 2006 and December 31, 2005 was $23,000 and $193,000. The changes in the estimated fair value of the warrants have been recorded as other income and expense in the income statement. For the three and nine months ended September 30, 2006, the Company recognized $145,000 income and $170,000 income, respectively from derivative revaluation.

Note 14: Discontinued Operations

On April 11, 2006, pursuant to a share purchase agreement (“SPA”) between Cellegy and Epsilon Pharmaceuticals Pty Ltd (“Epsilon”), an Australian company located in New South Wales, Australia, Epsilon purchased all of the shares of Cellegy Australia Pty Ltd, a wholly-owned subsidiary of Cellegy. The subsidiary was part of the Pharmaceutical Segment for the Australian and Pacific Rim geographic areas. The purchase price for the shares was $1,000,000 plus amounts equal to the liquidated value of Cellegy Australia's cash, accounts receivable and inventory. The total amount received was approximately $1.3 million. Below is a summary of the assets and liabilities included in the sale (dollar amounts in thousands):

Current assets	$308
Goodwill	$955
Current liabilities	$262

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

Cellegy's discontinued operations reflect the operating results for the disposal group through the date of disposition and recognize the subsidiary's foreign currency translation (FCT) balance as a loss in the current period pursuant to FAS 52 (Foreign Currency Translation). Below is a summary of those results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$-	$214	$166	$502
Cost of revenues		40	$27	79
Gross Profit	-	174	139	423
R&D expenses	-	-	-	22
S, G & A expenses	-	104	65	287
Operating income	-	70	75	114
Interest income	-	4	2	10
Interest expense	-	-	-	-
Gain(loss) on disposal	-	-	(69)	-
Income(loss) from discontinued operations	$-	$74	$7	$124

Note 15:  Subsequent Events

Proxy Filing

In October, 2006 the Company filed preliminary and definitive proxy statements on Schedule 14A with the SEC relating to a special meeting of the shareholders to vote on the proposed transaction to be held November 22, 2006 at the Company’s office in Quakertown, Pa. (See Note 2)

Relocation of the Company’s Headquarters

On October 1, 2006, the Company relocated its headquarters from Huntingdon Valley, Pennsylvania to Quakertown, Pennsylvania and also closed its Brisbane, California offices.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion may contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may also differ materially from those discussed in this Quarterly Report on Form 10-Q. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

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

On March 24, 2006, the Company announced that ProStrakan had successfully completed the European Union Mutual Recognition Procedure for Rectogesic. Following the successful conclusion of the MRP process, national licenses will be sought and are expected to be issued in due course in the 19 additional countries (in addition to the United Kingdom where approvals have been previously obtained) included in the MRP submission application. Cellegy received $250,000 for this milestone and, under its previous agreement with PDI, remitted one-hal`f of these proceeds to PDI.

On April 11, 2006, Epsilon Pharmaceuticals acquired all of the shares of Cellegy Australia PTY LTD (“Australia”), formerly a wholly owned subsidiary of Cellegy, in exchange for cash totaling approximately $1.33 million.

On April 25, 2006, the Cardiovascular Renal Drugs Advisory Committee (the “Committee”) of the U.S. Food and Drug Administration (“FDA”) met to review the Company’s New Drug Application relating to Cellegesic. The Committee voted on three questions in connection with its review with the following results:

1.	A majority of the Committee found that, taking all three studies into consideration, the data is compelling that there is an effect of nitroglycerin ointment on the pain associated with anal fissures.

2.	A majority of the Committee agreed that the quadratic model was the proper analysis for the purpose of decision-making.

3.	In its final vote, six members of the Committee voted for “Approval” of Cellegesic and six voted “Approvable pending another study of effectiveness.” There were no votes for “Not Approvable.”

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

On August 28, 2006, the Company announced that Family Health International planned to stop the Savvy® (C31G vaginal gel) Phase 3 trial being conducted in Nigeria to determine whether Savvy is safe and effective for reducing women’s risk of acquiring HIV infection. The trial was part of an international effort to evaluate microbicides as a tool to reduce the risk of HIV infection in people at high risk. The decision followed a recommendation during a meeting of the study’s external, independent Data Monitoring Committee (“DMC”). After reviewing the study data to date, DMC members concluded that the Nigeria trial was unlikely to provide convincing evidence that Savvy protects against HIV. Without obvious signals of effectiveness in the interim data, the study would be unlikely to detect a reduction in the HIV risk if it were to continue. The Savvy trial in Nigeria began screening volunteers in September 2004 and completed planned enrollment with 2,152 women in June, 2006. The Savvy Phase 3 contraception study being conducted in the U.S. is ongoing.

On September 26, 2006, the Company entered into an asset purchase agreement with ProStrakan to sell substantially all of the Company’s intellectual property and other assets relating to Cellegesic, Rectogesic, Tostrex, Fortigel and Tostrelle. In October 2006, the Company filed a preliminary and subsequently a final proxy statement relating to a special meeting of stockholders scheduled to be held November 22, 2006, to consider and vote on the proposed transaction with ProStrakan. See Note 2 above for further information, as well as the definitive proxy statement filed with the SEC.

Results of Operations

As more fully explained in Note 1, “Basis of Presentation” and Note 2, “Proposed Sale of Assets to ProStrakan”, the Company has entered into an agreement to sell substantially all its intellectual property and has written down its remaining assets to fair market value, as the Company believes it may not realize the value of its remaining assets during the normal course of business.

The operations of Cellegy Australia, for the three and nine month periods ended September 30, 2005 and for the nine month period ended September 30, 2006 are shown as discontinued operations due to the disposition of Cellegy Australia in April of 2006.

Revenues.  The Company had revenues of $172,000 and $1,738,000 for the three months ended September 30, 2006 and 2005, respectively.  For the corresponding nine month periods, revenues were $2,635,000 and $10,804,000, respectively.

Licensing revenues. Licensing revenue consists primarily of amortization of upfront payments received from licensees in connection with the Company’s existing licensing agreements. The Company recorded revenues of $73,000 and $229,000 for the three months ended September 30, 2006 and 2005, respectively, consisting primarily of revenues related to its marketing arrangements with ProStrakan. Licensing revenues for the corresponding nine month periods were $452,000 in 2006 and $6,988,000 in 2005. Approximately $6.5 million of the 2005 revenues consist of deferred revenues recognized in connection with the Company’s settlement with PDI.

Grant Revenues. Grant revenues were $99,000 and $1,252,000 for the three months ended September 30, 2006 and 2005, respectively. Due to the cessation of the Nigeria HIV clinical trial in August 2006, the Company is no longer conducting research in the HIV/microbicidal field. The grant funding supporting such research for CVN and UC-781 was discontinued in the third quarter and the laboratory was shut down and certain employees were laid off effective September 30, 2006. The Company will record no further grant revenue. Grant revenues for the respective nine month periods were $1,926,000 and $3,420,000 and decreased due to a decline in laboratory research activities in 2006 for CVN and UC-781 product candidates.

Product Sales.  The Company had no product sales for the three months ended September 30, 2006 and $257,000 for the three months ended September 30, 2005, which consisted primarily of Rectogesic related inventory sales to ProStrakan. Sales for the nine month period of the current year consist primarily of in process and other inventory purchases by ProStrakan in conjunction with their acquisition of the European marketing rights to Rectogesic in late 2005.

Research and Development Expenses.  The Company has significantly curtailed its research activities due to capital shortages. The Company is also no longer pursuing its primary HIV/microbicidal product candidate, Savvy, due to the cessation of the Nigeria HIV clinical trial in August, 2006 and has terminated further research for CVN and UC-781 product candidates. The Savvy Phase 3 contraception study being conducted in the U.S. is ongoing.

The Company has been seeking buyers or licensees for its HIV/microbicidal technology in exchange for funding. There can be no assurance that the Company will find suitable terms or arrangements, if any, in connection with its sale or out-licensing of its technology and research programs.

For the three months ended September 30, 2006 and 2005, research and development expenses were $340,000 and $1,816,000, respectively. The decrease of $1,476,000 is comprised of a $1.1 million decrease in clinical manufacturing, testing and professional fees related to the Company’s HIV research, and a decrease in personnel and related costs of $263,000 due to research and development staff reductions.

Research and development expenses were $2,246,000 and $6,855,000 for the nine month periods ended September 30, 2006 and 2005, respectively. The decrease of $4,609,000 is due primarily to a reduction in salaries of $1.0 million due to staffing reductions and reductions in clinical manufacturing, testing and professional fees of $2.8 million attributable to the reduction in research activities. Additionally, the balance of the decrease is due to reductions in amortization expense from past write downs of intangible assets and to loss on disposal of assets in the prior year.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses during the three months ended September 30, 2006 and 2005 were $1,229,000 and $2,471,000, respectively. The decrease in SG&A of $1,242,000 is due primarily to staff reductions of $790,000, office expenses of $254,000, and reductions in professional fees of $507,000.

For the nine month periods ended September 30, 2006 and 2005, SG&A expenses were $4,800,000 and $6,764,000, respectively. The decrease includes reductions in legal and accounting fees of $1.5 million due to lower litigation and financing expenses and decreases in salary and office expenses of approximately $1.2 million. SG&A expenses for 2005 include the receipt of a $1.1 million payment for the Company’s early vacation of its previous headquarters.

Equipment fair market value adjustments. During the third quarter of 2006, the Company recorded a charge in the third quarter of approximately $276,000 relating to the write down of idle fixtures and equipment since its research activities have been greatly scaled back.

Interest and Other Income.  Interest income declined in 2006 due to the decrease in the Company’s interest bearing cash balances. Additionally, 2005 includes income from the rental of facilities whereas in 2006 there is no such activity. Results for 2006 also include the sale of approximately $81,000 of Pennsylvania research tax credits in the third quarter.

Interest and Other Expense. Interest expense for the nine month period in 2006 increased $226,000 primarily due to interest expense related to the PDI notes. The Company also included in other expense $250,000 in connection with its renegotiation of its agreement with Neptune.

Derivative Revaluation. Derivative revaluation expense decreased in 2006 due to the downward fluctuation in the Company’s stock price during 2006.

Liquidity and Capital Resources

The Company estimates that its current cash balances are sufficient to carry it through November 2006; however the Company has significant current unpaid liabilities. If the proposed transaction with ProStrakan is not approved by the stockholders, a significant portion of these liabilities would become immediately due and payable, including the notes due PDI and ProStrakan.

Cash and cash equivalents were $830,000 at September 30, 2006, as compared with $2,251,000 at December 31, 2005. Cash used in operations during the nine month period of 2006 was $3,610,000 as compared to $12,192,000 during the same period in the prior year.  Operating activities during 2005 included the recognition of $6.5 million in PDI deferred revenue and a cash payment to PDI of $2.0 million upon settlement of the PDI litigation. In 2006, the Company divested its Australian business unit which generated approximately $1.0 million in investing activity proceeds.

Financing activities in 2006 include the issuance of a $2.0 million note to ProStrakan in connection with the proposed sale of the Company’s assets. The Company also made approximately $959,000 in payments against the notes due PDI. Financing activities in 2005 include the May 2005 private placement financing.

The overall use of cash declined in 2006 due to a lower level of clinical research and commercialization activity expenses, staffing reductions and reductions in litigation expenses and in other professional fees.

At September 30, 2006, we had a deficit accumulated during the development stage from continuing operations of $137.6 million, negative cash flows from operations of $99.8 million, and cash and cash equivalents of $828,000. There is no assurance that the proposed transaction with ProStrakan will be approved by the shareholders. If the proposed transaction is not approved by the shareholders, the Company would be unable to meet its obligations to its creditors. The Company would be required to pay the $2.0 million loan from ProStrakan and other amounts owed under the note and security agreements with ProStrakan. If the Company did not pay amounts owed under the note when due, ProStrakan could declare the note in default and take possession of the collateral, which consists of substantially all of the intellectual property rights that are subject to the transaction. ProStrakan could then sell or otherwise dispose of the collateral, apply the proceeds to repayment of the note and the Company would be entitled to any remaining proceeds from the sale. In addition, the Company would likely owe ProStrakan a $500,000 termination payment under the provisions of the asset purchase agreement. In addition, the Company’s obligations under its original promissory notes due PDI of approximately $5.3 million would become due and payable, and PDI would be entitled to foreclose on the collateral securing the Company's obligations to PDI. Also, the Company would continue to have unpaid obligations to other creditors. The Company currently does not have any independent sources of funding to satisfy these obligations, and the Company likely would be required to file for protection under the bankruptcy laws. If the proposed transaction with ProStrakan is not completed but adequate funding was available to satisfy all of the foregoing obligations as well as other obligations to our creditors, the Company might explore other strategic alternatives, including a sale of our assets to, or a business combination with another party, or the Company might attempt to pursue other business opportunities and investments unrelated to its current business.

The proposed transaction with ProStrakan is a taxable event; however the Company believes that the expected taxable gain from the transaction will be offset by the application of its capitalized research expenses. The Company may also use its net operating tax loss carryforwards to reduce the taxable gain from the transaction, however due to the limitation of net operating loss carryforwards under the federal alternative minimum tax system, any portion of the taxable gain reduced by net operating loss carryforwards may be subject to the federal alternative minimum income tax. Both the Company’s past elections to capitalize research expenses and the availability and amount of net operating loss carryforwards are subject to audit and adjustment by the Internal Revenue Service. In the event that the Internal Revenue Service adjusts either the Company’s election to capitalize research expenses or the Company’s reported net operating loss carryforwards, we may incur tax liability from the transaction

Even if funds are obtained to continue operations, failure to obtain adequate additional funds would require us to further delays in the development or commercialization of certain products, to license to third parties the rights to commercialize certain products that the Company would otherwise seek to commercialize internally or to reduce resources devoted to product development. The Company’s current outlook with respect to its going concern status could adversely affect the Company’s ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of the common stock and could otherwise have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, Share-Based Payment. The expense for the three months ended March 31, 2006 was $43,000, for the three months ended June 30, 2006 was $40,000 and for the three months ended September 30, 2006 was $38,000. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the nine months of fiscal 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) amortization related to all stock option awards granted on or subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  No changes in policies have occurred during the nine months ended September 30, 2006. The Company has made certain adjustments to estimates concerning the realizability of certain assets in the third quarter of 2006 and has made appropriate adjustments reflective thereof. Specifically, due to the scale back of its research activities, the Company recorded a charge in the third quarter of approximately $276,000 relating to the write down of idle fixtures and equipment.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. All of our securities owned as of September 30, 2006 were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant.

As of September 30, 2006 our investment portfolio consisted of approximately $830,000 in money market funds. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be affected.

We are incurring market risk associated with the issuance of warrants to Kingsbridge to purchase 260,000 shares of our common stock and to the May 2005 investors to purchase approximately 1.4 million shares of our common stock. We will continue to calculate the fair value at the end of each quarter and record the difference to other income or expense until the warrants are exercised. We are incurring risk associated with increases or decreases in the market price of our common stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to the income statement in future quarters. For example, if our stock price increases by 20% during the forth quarter of 2006 from the September 30, 2006 value, and all other inputs into the Black-Scholes model remained constant, we would record approximately $7,000 of other expense for the quarter ended September 30, 2006. If our stock price decreased by 20% from its value for the same periods, we would record approximately the same amount as other income.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   -  OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A.  Risk Factors

We have entered into an agreement to sell substantially all our assets to a third party.

We have recently entered an agreement to sell substantially all our assets to ProStrakan Group Ltd, plc (“ProStrakan”). See Note 2 above and our definitive proxy statement filed with the SEC on Schedule 14A relating to the proposed transaction for further information concerning the transaction and the risks associated therewith.

We have a history of losses..

We have incurred losses since our inception and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Our deficit accumulated during the development stage as of September 30, 2006, was approximately $137.6 million. Without additional funds from sales of assets, intellectual property or technologies, new corporate collaborations, royalties on product sales equity or debt financing, or other sources, we believe we will not have sufficient financial resources to continue operations beyond November 2006. As a result of our continuing losses, we may exhaust our resources and may be unable to continue operations or complete the development of our products, and our accumulated deficit will continue to increase as we continue to incur losses. The amount of future net losses, and the time required to reach profitability, are both highly uncertain.

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

Our audit opinion from our independent registered public accounting firm regarding the consolidated financial statements for the years ended December 31, 2004 and 2005, included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. We have incurred losses and negative cash flows from operations since inception and have recently entered into an agreement to sell substantially all its assets. As such, the accompanying interim financial statements have been prepared assuming the Company may not continue as a going concern and therefore may not realize the value of its assets during the normal course of business. As a result, the Company has written down its remaining assets to fair market value. The Company’s current outlook with respect to its going concern status could adversely affect the Company’s ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of its common stock and could otherwise have a material adverse effect on the Company’s business, financial condition and results of operations.

Our prospects for obtaining additional financing are uncertain and failure to obtain needed financing could affect our ability to continue operations or develop market products.

Throughout our history, we have consumed substantial amounts of cash. As of September 30, 2006, Cellegy had approximately $830,000 in cash and cash equivalents. Cellegy has no current source of significant ongoing revenues or capital beyond its existing cash balance.

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

Cellegy believes that available cash resources will be adequate to satisfy our capital needs through November 2006, although failure to obtain additional funds as described above may affect the timing of development, clinical trials or commercialization activities relating to certain products. Funds provided from sales of subsidiaries, assets, equity or debt financing, or other arrangements, if obtained, would permit satisfaction of capital needs for a longer period of time.

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

Our common stock may be less liquid after the transaction, and you may find it more difficult to dispose of your shares.

Our common stock is currently traded on the OTC Bulletin Board under the symbol “CLGY.” Following the completion of the proposed transaction, we expect that the common stock will continue to be traded on the OTC Bulletin Board. However, it is not possible to predict the trading price of our common stock following the closing of the sale to ProStrakan. It is likely that there will only be limited trading volume in our common stock following the closing of the sale to ProStrakan. Accordingly, you may find it more difficult to dispose of your shares of common stock and you may not be able to sell some or all of your shares of common stock when and at such times as you desire.

The failure to complete the proposed transaction with ProStrakan will likely result in a decrease in the market value of our common stock and will create substantial doubt as to our ability to continue as an ongoing business.

The proposed sale of assets to ProStrakan is subject to a number of contingencies, including approval by our stockholders and other customary closing conditions. We cannot predict whether we will succeed in obtaining the approval of our stockholders. As a result, we cannot assure you that the transaction will be completed. If our stockholders fail to approve the proposal to sell the assets to ProStrakan at the special meeting or if the sale of the assets is not completed for any other reason, the market price of our common stock would likely decline, and there would be substantial doubt as to our ability to continue as an ongoing concern.

Whether or not the asset sale is completed, Cellegy may not be able to pay or provide for the payment of all of its liabilities and obligations.

If the sale is not completed, it is likely that Cellegy will file for or be forced to resort to bankruptcy protection. In this event, it is extremely unlikely that Cellegy would be able to pay, or provide for the payment of, its liabilities and obligations, and therefore there would be no assets available for distribution to Cellegy's stockholders unless additional debt or equity funding was provided after the bankruptcy filing or the assets proposed to be sold to ProStrakan were sold to a third party as part of the bankruptcy proceeding. Even if the parties complete the asset sale, the cash payment received at the closing, together with Cellegy's other assets, may not be sufficient to pay, or provide for the payment of, all of Cellegy's known and unknown liabilities and obligations. If the proceeds from the asset sale together with Cellegy's other assets were insufficient to pay or provide for the payment of Cellegy's liabilities and other obligations, it is likely that Cellegy could be required to file for or be forced to resort to bankruptcy protection.

Failure to complete the asset sale could cause Cellegy’s stock price to decline.

If the asset sale is not completed, Cellegy's stock price may decline due to any or all of the following potential consequences:

•
Cellegy may not be able to dispose of its assets for values equaling or exceeding those currently estimated by Cellegy; in particular, the assets that are the subject of the asset sale will likely be substantially diminished in value;

•	Cellegy may file for or be forced into bankruptcy; and

•	Cellegy's costs related to the asset sale, such as required payments to ProStrakan, legal, accounting and financial advisor fees, must be paid even if the asset sale is not completed.

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

None

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

In October, 2006 the Company filed preliminary and definitive proxy statements on Schedule 14A with the SEC relating to a special meeting of the shareholders to vote on the proposed asset sale transaction with ProStrakan, to be held November 22, 2006 at the Company’s office in Quakertown, Pa.

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

a) Exhibits

2.1	Asset Purchase Agreement dated September 26, 2006, between the Registrant and Strakan International Limited.(1)

10.1	Termination Agreement and Release of Claims dated as of September 22, 2006, by and between the Registrant and Stephen R. Gorfine, M.D., as representative.(1)

10.2	Letter agreement dated September 20, 2006, between the Registrant and PDI, Inc.(1)

10.3	Promissory Note dated September 26, 2006, in favor of Straken International Limitied.

10.4	Patent Collateral Assignment and Security Agreement Dated September 26, 2006, between the Registrant and Strakan International Limited.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Exhibits filed with the Registrant's Schedule 14A, which includes a Report on Form 8-K, filed September 27, 2006, with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLEGY PHARMACEUTICALS, INC.

Date: November 14, 2006	/s/ Richard C. Williams
Richard C. Williams Chairman and Interim Chief Executive Officer

Date: November 14, 2006	/s/ Robert J. Caso
Robert J. Caso Vice President, Finance and Chief Financial Officer