Form 10-K
period 2006-12-31
CELLEGY PHARMACEUTICALS INC
filed 2007-04-02
CIK 887247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2006

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-26372

CELLEGY PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2085B Quaker Point Rd. Quakertown, PA 18951
(Address of Principal Executive Offices) (zip code)
Registrant’s telephone number, including area code: (215) 529-6084

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $14,771,642.

As of March 21, 2007, there were 29,834,796 shares of common stock outstanding.

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

CELLEGY PHARMACEUTICALS, INC. 10-K ANNUAL REPORTFOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Unless the context otherwise requires, the terms “we”, “our”, “the Company”, and “Cellegy” refer to Cellegy Pharmaceuticals, Inc., a Delaware corporation, and its subsidiaries. Savvy®, Cellegesic™, Fortigel™, Tostrelle®, Tostrex®, and Rectogesic® are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

PART I

ITEM 1:  BUSINESS

Cellegy Pharmaceuticals, Inc. and subsidiaries (“Cellegy,” “we,” us,” “our” or the “Company”) is a specialty pharmaceuticals company. On November 28, 2006, for an aggregate purchase price of approximately $9.0 million, we completed the sale to Strakan International Limited, a wholly owned subsidiary of ProStrakan Group plc (LSE: PSK) (“ProStrakan”), a publicly-traded pharmaceutical company based in the United Kingdom, of our rights to Cellegesic® (nitroglycerin ointment), Fortigel® (testosterone gel), Tostrex® (testosterone gel), Rectogesic® and Tostrelle® (testosterone gel), and related intellectual property assets. Pursuant to the Asset Purchase Agreement (“APA”) dated September 26, 2006, ProStrakan also assumed various existing distribution and other agreements, including in certain Southeast Asian countries, relating to the assets and intellectual property that was included in the sale. Cellegy’s stockholders approved the transaction at a special meeting of stockholders held on November 22, 2006.

The transaction with ProStrakan followed the receipt in July 2006 of an Approvable Letter issued by the United States Food and Drug Administration (“FDA” or the “Agency”) for Cellegy’s product, Cellegesic. The letter indicated that before the Company's New Drug Application ("NDA") may be approved and the product approved for marketing, Cellegy must conduct another clinical trial to demonstrate efficacy at a level deemed statistically significant by the Agency. Cellegy concluded that it would not be able to fund the expenditures that would be required to continue product development efforts on Cellegesic or the other products sold to ProStrakan, in part given the cost, uncertainty and timing of required additional trials relating to those products.

The Company’s Biosyn, Inc. subsidiary has intellectual property relating to a portfolio of proprietary product candidates known as microbicides. Biosyn’s product candidates, which include both contraceptive and non-contraceptive microbicides, are used intravaginally and are intended to reduce transmission of sexually transmitted diseases (“STD’s”) including Human Immunodeficiency Virus (“HIV”)/ Acquired Immunodeficiency Disease (“AIDS”). Biosyn’s product candidates include Savvy®, which underwent Phase 3 clinical trials in Africa for anti-HIV microbicidal efficacy and is currently in a Phase 3 contraception trial in the United States and UC-781, a non nucleoside reverse transcriptase (“RT”) inhibitor..

Nature of Our Business

Following the Company’s decision to eliminate its direct research activities and the sale of assets to ProStrakan in the third and fourth quarters of 2006, the Company’s operations currently relate primarily to the ownership of its intellectual property rights relating to the Biosyn product candidates. These events caused the Company to cease being a development stage company. The Company’s Board of Directors (the “Board”) continues to explore alternatives for the Company with respect to its future course of business. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and, due to the cessation of the HIV Phase 3 trials in 2005 and 2006, it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues therefrom. We expect negative cash flows to continue for the foreseeable future. The Company presently has enough financial resources to continue operations as they currently exist for the near term, however, it does not have the technological nor the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy without additional funding. Alternatives with respect to the Company’s remaining business and assets might include seeking to merge or combine with a third party with greater resources and infrastructure, dissolution or liquidation of the Company, bankruptcy proceedings, or other alternatives. Due to the uncertainty of the cash flow necessary to explore or implement these alternatives, there can be no assurance that the Company will have adequate resources to continue operations for longer than 12 months.

These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to sell or license our remaining technology or find suitable candidates for a business combination or other transaction, if at all. We may be required to accept less than favorable commercial terms in any such future arrangements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into business combination or other agreements, therefore making it more difficult to obtain required financing on favorable terms or at all. Such an outcome may negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Summary of Certain Other Developments During 2006

On January 16, 2006 Cellegy entered into an amendment of its Exclusive License and Distribution Agreement dated July 9, 2004, with ProStrakan. Under the amendment, ProStrakan agreed to assume responsibility for all of the manufacturing and other product support functions for Tostrex in Europe.

On January 31, 2006, Cellegy announced that it entered into a non-exclusive, developing world licensing agreement with the Contraceptive Research and Development Organization (“CONRAD”), for collaboration on the development of Cellegy’s entire microbicide pipeline, including Savvy, UC-781 and Cyanovirin-N. CONRAD is a non profit, philanthropic organization dedicated to supporting the development of better, safer, and more acceptable methods to prevent pregnancy and sexually transmitted infections, including HIV/AIDS. The agreement facilitated CONRAD’s access to Cellegy’s past research results, formulation developments and other technological intangibles in the microbicdal field in exchange for CONRAD’s funding of the remaining Phase 3 U.S. contraception trial expenses. These expenses consist primarily of providing the clinical materials necessary for the conduct of the trial, along with certain regulatory functions. Under this agreement, Cellegy retained all commercial rights to its microbicidal technology.

On March 24, 2006, the Company announced that ProStrakan had successfully completed the European Union Mutual Recognition Procedure (“MRP”) for Rectogesic, and that following the successful conclusion of the MRP process, national licenses would be sought and were expected to be issued in due course in the nineteen additional countries (in addition to the United Kingdom where approvals have been previously obtained) included in the MRP submission application. Cellegy received $250,000 for this milestone and under its previous agreement with PDI, Inc. (“PDI”) remitted one-half of these proceeds to PDI.

On April 11, 2006, Epsilon Pharmaceuticals (“Epsilon”) acquired all of the shares of Cellegy Australia Pty Ltd, formerly a wholly owned subsidiary of Cellegy, in exchange for cash totaling approximately $1.33 million.

On April 25, 2006, the Cardiovascular Renal Drugs Advisory Committee (the “Committee”) of the FDA met to review Cellegy’s NDA relating to Cellegesic. The Committee voted on three questions in connection with its review, with the following results:

1.	A majority of the Committee found that, taking all three studies into consideration, the data is compelling that there is an effect of nitroglycerin ointment on the pain associated with anal fissures.

2.	A majority of the Committee agreed that the quadratic model was the proper statistical analysis for the purpose of decision-making.

3.	In its final vote, six members of the Committee voted for “Approval” of Cellegesic and six voted “Approvable pending another study of effectiveness.” There were no votes for “Not Approvable.”

On June 20, 2006, Cellegy amended its license agreement with ProStrakan concerning Rectogesic. The amendment added several countries and territories in Eastern Europe, including several countries and territories that were part of the former Soviet Union, to the territories covered by the original agreement. As part of the amendment, ProStrakan paid to Cellegy the sum of $500,000 on July 3, 2006, representing a prepayment of the milestone due upon approval of Rectogesic in certain major European countries. Following the payment, ProStrakan had no further payment obligations to Cellegy under the Rectogesic license agreement.

On July 7, 2006, the FDA issued an Approvable Letter for Cellegy’s Cellegesic product, but indicated that before the Company's NDA may be approved and the product approved for marketing, Cellegy must conduct another clinical trial to demonstrate efficacy at a level deemed statistically significant by the Agency. The letter indicated that the Agency was requiring an additional study because it believed the results of the three trials conducted to date did not provide substantial evidence that the drug is effective, and provided a number of comments on the results previously presented by Cellegy and recommendations concerning the design and protocol of the additional required study.

On August 28, 2006, the Company announced that Family Health International (“FHI”) planned to stop the Savvy Phase 3 trial being conducted in Nigeria with enrollment of approximately 2,000 patients, to determine whether Savvy is safe and effective for reducing women’s risk of acquiring HIV infection. In November 2005, a similar trial being conducted in Ghana with enrollment of approximately 2,100 patients was stopped for similar reasons. Each of the trials was part of an international effort to evaluate microbicides as a tool to reduce the risk of HIV infection in people at high risk. The decision to stop these trials followed recommendations by the studies’ external independent Data Monitoring Committee (“DMC”). After reviewing the study interim data, DMC members concluded that the trials as designed were unlikely to provide statistically significant evidence that Savvy protects against HIV, because of a lower than expected rate of HIV seroconversion in the trial, which was less than half of the expected rate. This lower rate was possibly due in part to procedures designed to ensure ethical trial design, including counseling on HIV prevention and distribution of condoms. Without obvious signals of effectiveness in the interim data, the study would be unlikely to detect a reduction in the HIV risk at a level deemed statistically significant if it were to continue. The Savvy Phase 3 contraception trial underway in the United States is continuing, although the Company is not directly involved with the conduct and funding of the trial.

Simultaneously with the signing of the APA with ProStrakan, in September 2006, ProStrakan loaned Cellegy $2,000,000 pursuant to a secured promissory note, a patent collateral security and pledge agreement and a trademark collateral and security agreement. The note had a maturity date of November 30, 2006, accrued interest at a rate of six percent (6.0%) per annum and was payable in full upon the closing of the asset sale transaction. The note was secured by a security interest in favor of the assets that were sold to ProStrakan. The loan was paid in full in connection with the closing of the asset sale transaction.

In connection with the signing and closing of the asset sale transaction with ProStrakan, Cellegy also resolved its obligations under previous agreements between the Company and PDI. Cellegy was a party to several agreements with PDI, all dated April 11, 2005 (the “Settlement Agreements”), including a Settlement Agreement and Release, a Secured Promissory Note in the original principal amount of $3,000,000 (the “Secured Note”), a Non-negotiable Convertible Senior Note in the original principal amount of $3,500,000 (the “Convertible Note”) and a Security Agreement.  Cellegy’s obligations under the Secured Note and the Security Agreement were secured by a security interest in favor of PDI in the “Pledged Collateral,” as defined in the Security Agreement.

On September 20, 2006, Cellegy and PDI entered into a letter agreement, pursuant to which Cellegy agreed to pay PDI an aggregate amount of $3,000,000 (the “Payoff Amount”), as follows: (i) within four business days after Cellegy entered into any definitive agreements relating to certain kinds of merger or asset sale transactions, the sum of $500,000, which sum represented a nonrefundable prepayment of a portion of the outstanding unpaid principal and accrued interest on the Secured Note; and (ii) no later than two business days after the consummation of such transactions including an asset sale such as the transaction with ProStrakan, the sum of $2,500,000. PDI agreed that, effective upon receipt of the full Payoff Amount, it would accept the Payoff Amount as payment in full of all obligations owing under the Settlement Agreements (collectively the “Obligations”).

Under the letter agreement, upon the receipt by PDI of the full Payoff Amount: (i) the obligations would be deemed paid in full; all of the security interests and liens created under the Settlement Agreements in favor of PDI would terminate and be released; (ii) all other obligations of Cellegy owing to PDI under the Settlement Agreements or any related document would be released and discharged; (iii) each of the Settlement Agreements would terminate and be null and void and of no further force or effect without any further action of the parties; (iv) Cellegy may take such actions as it deems necessary, desirable or appropriate to cancel or otherwise terminate the Settlement Agreements or the rights thereunder; (v) PDI will promptly deliver such further termination statements, releases, and other documents reasonably requested by Cellegy to effectuate the termination and release of all of PDI’s security interests and liens in the assets of Cellegy; and (vi) PDI will promptly deliver any promissory notes marked “Terminated and Paid in Full” and signed and dated by PDI.

PDI and Cellegy also agreed to release each other and related parties from any claims or liabilities arising before the date of their agreement or relating to any of the Settlement Agreements or the transactions contemplated thereby, other than as a result of the released party’s gross negligence or willful misconduct. PDI’s release was effective upon receipt of the full Payoff Amount.

Also in September 2006, the Company entered into a Termination Agreement and Release of Claims agreement with Neptune Pharmaceutical Corporation (“Neptune”) and certain other parties to resolve any possible future obligations to Neptune under the Company’s Asset Purchase Agreement dated December 31, 1997 between Cellegy and Neptune, pursuant to which Cellegy acquired certain patents and intellectual property rights relating to Cellegesic and Rectogesic. The agreement called for a series of payments, which may be paid in part in shares of common stock, upon successful completion of various development milestones, and imposed certain other obligations on Cellegy. The termination agreement provided that upon execution of the asset sale agreement with ProStrakan, Cellegy would pay Neptune $125,000, and that upon the closing of that transaction, Cellegy would pay Neptune an additional $125,000. In consideration of these payments, and effective upon the second payment, Neptune agreed that all payments, performance, and other obligations and covenants of Cellegy under the original asset purchase agreement between Neptune and Cellegy would be fully satisfied and terminated in their entirety, and that no further payments will be owed to Neptune. Cellegy made all required payments in connection with the closing of the ProStrakan transaction, and as a result no further obligations are owed to Neptune.

 Products

Savvy

Cellegy obtained rights to the late-stage product candidate, Savvy, with its October 2004 acquisition of Biosyn. Savvy, a microbicidal gel, is intended for the reduction in transmission of HIV and has also shown promising results in the prevention of other STDs, including those caused by herpes simplex virus and Chlamydia. Savvy has also shown activity against gonorrhea and syphilis. The active compound in Savvy is C31G, a broad-spectrum compound with antiviral, antibacterial and antifungal activity. Its mechanism of action is via immediate membrane disruption, and it is also spermicidal. Because of its mechanism of action, C31G has a low potential for resistance and is active against drug resistant pathogens.

Certain Phase 3 trial expenses for Savvy, and certain other clinical and preclinical development costs for the Biosyn pipeline, are funded by grant and contract commitments through agencies including: the United States Agency for International Development (“USAID”); the National Institute for Child Health and Development (“NICHD”); the National Institute for Allergy and Infectious Disease (“NIAID”); CONRAD; and other governmental and philanthropic organizations.

In 2004, Savvy entered three concurrent Phase 3 clinical studies: a contraception study in the United States and two HIV studies Africa. In Africa, studies were conducted in Nigeria and in Ghana testing Savvy’s effectiveness in preventing HIV transmission in women.

On November 8, 2005, the Ghana trial was discontinued due to a lower than expected rate of HIV seroconversion in the trial. The predicted annual rate of HIV seroconversion in the Ghana study population was approximately 3.7% at the time of trial initiation, but the observed annual rate was 1.2% eighteen (18) months into the trial. This lower rate was possibly due in part to procedures designed to ensure ethical trial design, including counseling on HIV prevention and distribution of condoms. Also, as described in greater detail above, on August 28, 2006, the Company announced that Family Health International (“FHI”) planned to stop the Savvy® Phase 3 trial being conducted in Nigeria. The Savvy trials in Ghana and Nigeria began screening volunteers in September 2004, and each site completed planned enrollment of approximately 2,000 women in June 2006. No safety issues were reported during either of these trials.

A Phase 3 trial for contraception is ongoing in the United States, with 1,183 women enrolled out of an expected total enrollment of 1,670 female subjects. While the Company currently retains the commercial and technological rights to Savvy (with respect to the United States and other developed countries), it is not directly involved with the oversight and funding of the Savvy Phase 3 trial for contraception. Due to the cessation of the HIV Phase 3 trials in late 2005 and 2006, it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues there from. CONRAD, through its agreement entered into with Cellegy in January 2006, has undertaken a portion of the funding and oversight responsibilities in exchange for access to Biosyn’s current and past research and related technological intangibles. There can be no assurance that Savvy will be successfully approved for contraception or any other indications or that it would be the first of such products to enter the marketplace. There can be no assurance that Savvy could be profitably commercialized or that Cellegy would be able to achieve profitability with this product, if approved.

A second-generation product, UC-781, is a non-nucleoside RT inhibitor that has demonstrated efficacy against a wide range of HIV-1 isolates, including laboratory adapted strains, T cell and macrophage tropic isolates, and primary isolates of all major clades (A through G and isolates that are resistant to other RT inhibitors). Phase 1 human safety studies as well as human anal/rectal efficacy studies of UC-781 are currently under way. Biosyn’s expanded microbicides portfolio also includes a naturally occurring protein, Cyanovirin-N (“CV-N”). The CV-N license agreement between Biosyn and National Cancer Institute (“NCI”) was terminated in December 2006 and no further activity regarding CV-N development is proposed.

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

Two issued U.S. patents and over twenty (20) issued foreign patents relate to Savvy gel for contraception and the reduction in transmission of HIV infection.

Acquisitions and Divestitures

In October 2004, Cellegy acquired Biosyn, Inc., a privately held biopharmaceutical company. Under the terms of the agreement, Cellegy issued approximately 2,462,000 shares of Cellegy’s common stock for all of Biosyn’s issued and outstanding capital stock. In addition, outstanding Biosyn stock options and warrants were assumed by Cellegy and converted into 236,635 options and 81,869 warrants to purchase 318,504 shares of Cellegy common stock. The options issued to acquire Cellegy common stock are fully vested and exercisable. The exercise prices of the options and warrants were adjusted by the exchange ratio in the transaction; the expiration date and other terms of the converted options and warrants remained the same. The purchase price does not include any provisions for contingent milestone payments of up to $15,000,000 million which would be payable to Biosyn shareholders on the achievement of C31G marketing approval in the United States and a portion of which would be payable earlier upon commercial launch in certain major overseas markets.

On April 11, 2006, Epsilon Pharmaceuticals acquired all of the shares of Cellegy Australia, Pty Ltd, formerly a wholly owned subsidiary of Cellegy, in exchange for cash totaling approximately $1,300,000.

In November 2006, Cellegy completed its asset sale transaction to ProStrakan, described in greater detail above.

 License Agreements

Cellegy

In December 2002, Cellegy entered into a license agreement (the “PDI Agreement”), with PDI granting PDI the exclusive right to store, promote, sell and distribute Fortigel in North American markets. Cellegy received an upfront payment of $15,000,000 on the effective date of December 31, 2002 with an additional $10,000,000 if Fortigel received all FDA approvals required to manufacture, sell and distribute the product in the United States. Under the PDI Agreement, Cellegy would also receive royalties each year until the expiration of the last patent right related to Fortigel, and Cellegy would be reimbursed for 110% of burdened costs for any product supplied to PDI. In October 2003, Cellegy received a mediation notice from PDI and in December 2003, Cellegy and PDI initiated legal proceedings against each other.

On April 11, 2005, Cellegy entered into a settlement agreement with PDI resolving the lawsuits that the companies filed against each other. Under the terms of the settlement agreement, the license agreement was terminated and all product rights reverted back to Cellegy. Cellegy paid $2,000,000 to PDI upon signing the settlement agreement. Cellegy also issued a $3,000,000 promissory note to PDI and a $3,500,000 non-negotiable senior convertible debenture. The settlement of the Company’s lawsuit with PDI resulted in the recognition of the remaining $6,500,000 in deferred revenue from PDI as license revenue during the second quarter of 2005. In connection with the asset sale transaction with ProStrakan in November 2006, as described above, Cellegy renegotiated its obligations to PDI and settled all of its outstanding obligations to PDI for an aggregate amount of $3,000,000. Cellegy recognized a gain of approximately $2,100,000 in connection with the settlement.

From 2004 through 2006, Cellegy had license agreements with ProStrakan relating to development and commercialization of Tostrex and Rectogesic in Europe and in certain nearby non-European Union (“EU”) countries.

In November 2005, the Company renegotiated its marketing agreement with ProStrakan relating to Rectogesic. Under the terms of the amended agreement, ProStrakan assumed responsibility for all manufacturing and other product support functions. In connection with this agreement, Cellegy received a payment of $2,000,000.

In January 2006, Cellegy amended its 2004 agreement with ProStrakan concerning Tostrex. Under the terms of the amended agreement, ProStrakan assumed responsibility for all manufacturing and other product support functions. Cellegy was to continue to receive milestones and royalties as set forth in the original agreement.

Effective with the sale of assets to ProStrakan in November 2006, the Company’s license agreements with ProStrakan were terminated, and Cellegy will not receive any further amounts under these agreements.

Biosyn

In October 1996, Biosyn acquired C31G Technology from the inventor of the technology, Edwin B. Michaels. As part of the agreement, Biosyn is required to make annual royalty payments equal to the sum of 1% of net product sales of up to $100 million, 0.5% of the net product sales over $100 million and 1% of any royalty payments received by Biosyn under license agreement. The term of the agreement lasts until December 31, 2011 or upon the expiration of the C31G Technology’s patent protection, whichever is later. Biosyn’s current C31G patents expire between 2011 and 2018.

In May 2001, Biosyn entered into an exclusive license agreement with Crompton Corporation, now Chemtura, under which Biosyn obtained the rights to develop and commercialize UC-781, a non-nucleoside reverse transcriptase inhibitor, as a topical microbicide. Under the terms of the agreement, Biosyn paid Crompton a nonrefundable, upfront license fee that was expensed in research and development. Crompton also received a warrant to purchase Biosyn common stock, which converted into a Cellegy warrant in connection with the acquisition and is exercisable for a period of two years upon initiation of Phase 3 trials of UC-781. Crompton is entitled to milestone payments upon the achievement of certain development milestones and royalties on product sales. If UC-781 is successfully developed as a microbicide, then Biosyn has exclusive worldwide commercialization rights.

In February 2003, Biosyn acquired exclusive worldwide rights from the National Institutes of Health, or (“NIH”), for the development and commercialization of Cyanovirin-N as a vaginal gel to prevent the sexual transmission of HIV. Under the terms of the agreement, Biosyn paid to NIH a nonrefundable, upfront license fee that was charged to research and development. NIH is entitled to milestone payments upon the achievement of certain development milestones and royalties on product sales.

On January 31, 2006, Cellegy announced that it entered into a non-exclusive, developing-world only licensing agreement with CONRAD for collaboration on the development of Cellegy’s entire microbicide pipeline. CONRAD is a non profit, philanthropic organization dedicated to supporting the development of better, safer, and more acceptable methods to prevent pregnancy and sexually transmitted infections, including HIV/AIDS. .The agreement facilitated CONRAD’s access to Cellegy’s past research results, formulation developments and other technological intangibles in the microbicdal field in exchange for CONRAD’s funding of the remaining Phase 3 U.S. contraception trial expenses. CONRAD may terminate the agreement at any time upon 60 days prior notice. In the agreement, CONRAD agrees to use commercially reasonable efforts to conduct research and development activities on products in the pipeline. If the agreement is terminated, the license terminates and the technology and intellectual property revert back to Biosyn. Under this agreement, Cellegy retained all commercial rights to its microbicidal technology.

Under the terms of certain of its funding agreements, Biosyn has been granted the right to commercialize products supported by the funding in developed and developing countries and Biosyn is obligated to make its commercialized products, if any, available in developing countries, as well as available to public sector agencies in developed countries, at prices reasonably above cost or at a reasonable royalty rate.

Biosyn entered into various other research and technology agreements. Under these other agreements, Biosyn is working in collaboration with various other parties. Should any discoveries be made under such arrangements, Biosyn may be required to negotiate the licensing of the discovery for the development of the respective technologies. Due to cancellation of the NCI license, Biosyn has forfeited the rights for the commercialization of CV-N but all agreements between Biosyn and research institutions related to CV-N are still valid.

Government Regulation

FDA Requirements for Human Drugs. The research, development, testing, manufacturing, storage, labeling, record keeping, distribution, advertising, promotion and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulations pursuant to, among other laws, the Food, Drug and Cosmetic Act.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

(i)	preclinical tests;

(ii)	the submission to the FDA of an Investigational New Drug Application (“IND”), which must be approved before human clinical trials commence;

(iii)	adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its proposed indication;

(iv)	the submission to the FDA of a NDA, for a new drug or a Product License Application (“PLA”) for a new biologic to the FDA; and

(v)
FDA review and approval of the NDA or Product License Application before any commercial sale or shipment of the product. Preclinical tests include laboratory evaluation of product formulation and animal studies (if an appropriate animal model is available) to assess the potential safety and efficacy of the product. Formulations must be manufactured according to the FDA’s current Good Manufacturing Practice (“GMP”) requirements, and preclinical safety tests must be conducted by laboratories that comply with FDA’s Good Laboratory Practice regulations.

The results of preclinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA before commencement of human clinical trials. Clinical trials may begin thirty (30) days after the IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. In some instances, the IND application process can result in substantial delay and expense. Clinical trials are normally done in three phases, although the phases may overlap. Phase 1 trials are concerned primarily with the safety and pharmacokinetics of the product. Phase 2 trials are designed primarily to demonstrative effectiveness and safety in treating the disease or condition for which the product is indicated. These trials typically explore various dose regimens. Phase 3 trials are expanded clinical trials intended to gather additional information on safety and effectiveness necessary to clarify the product’s benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. When data is required from long-term use of a drug following its approval and initial marketing, the FDA can require Phase 4, or post-marketing, studies to be conducted. The FDA, upon request through a Special Protocol Assessment, can also provide specific written guidance on the acceptability of protocol designs for selected clinical trials.

After successful completion of the required clinical testing, an NDA is generally submitted. FDA approval of the NDA (as described below) is required before marketing may begin in the United States. The FDA reviews all NDAs submitted and may request more information before it accepts the filing. The review process is often extended significantly by FDA requests for additional information or clarification. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. During the review process, the FDA generally will conduct an inspection of the relevant drug manufacturing facilities and clinical trial sites to ensure that the facilities are in compliance with applicable GMP requirements. If FDA evaluations of the NDA application, manufacturing facilities, and clinical sites are favorable, the FDA may issue either an approvable letter or a not approvable letter that contains a number of conditions that must be met in order to secure approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approvable letter, authorizing commercial marketing of the drug for certain specific indications.

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

The process of developing and obtaining approval for a new pharmaceutical product within this regulatory framework requires a number of years and the expenditure of substantial resources. There can be no assurance that necessary approvals will be obtained in a timely manner, if at all. Delays in obtaining regulatory approvals could have a material adverse effect on the applicant. Failure to comply with applicable regulatory requirements for marketing drugs could subject the applicant to administrative or judicially imposed sanctions such as warning letters, fines, product recalls or seizures, injunctions against production, distribution, sales, or marketing, delays in obtaining marketing authorizations or the refusal of the government to grant such approvals, suspensions and withdrawals of previously granted approvals, civil penalties and/or criminal prosecution.

 Manufacturing. Each domestic drug manufacturing facility must be registered with the FDA. Domestic drug manufacturing establishments are subject to routine inspection by the FDA and other regulatory authorities and must comply with GMP requirements and any applicable state or local regulatory requirements. Foreign manufacturing facilities are also subject to periodic FDA inspections or inspections by foreign regulatory authorities. Among other things, the FDA may withhold approvals of NDAs or other product applications if deficiencies are found at the facility. Vendors that supply finished products or components used to manufacture, package and label products are subject to similar regulation and periodic inspection. There can be no assurances that manufacturing or quality control problems will not arise at the manufacturing plants of contract manufacturers or that such manufacturers will have the financial capabilities or management expertise to adequately supply products or maintain compliance with the regulatory requirements necessary to continue manufacturing products.

Foreign Regulation of Drugs. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries before the commencement of marketing of the product in such countries. The approval procedures vary among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for EU member states. This authorization is called a Marketing Authorization Approval (“MAA”). The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national Marketing Authorization may submit an application to the remaining member states. Each member state must then make its own determination regarding approval. This procedure is referred to as the MRP. There can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed.

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

Health Care Reform. In the United States, there have been, and Cellegy expects there will continue to be, a number of federal and state proposals to implement cost controls and other health care regulatory measures. Future legislation could result in a substantial restructuring of the health care delivery system. While we cannot predict whether any legislative or regulatory proposals will be adopted or the effect such proposals may have on our business, the uncertainty of such proposals could have a negative effect on our ability to raise capital and to identify and reach agreements with potential partners, and the adoption of such proposals could have an adverse effect on Cellegy. In both domestic and foreign markets, sales of therapeutic products will depend in part on the availability of reimbursement from third-party payers. There can be no assurance that our products, if any, will be considered cost effective or that reimbursement will be available. We cannot predict the outcome of any government or industry reform initiatives or the impact thereof on our financial position or results of operations.

Competition

The pharmaceutical industry is characterized by extensive research efforts and rapid and significant technological change and intense competition. Cellegy is much smaller in terms of size and resources than many of its competitors in the United States and abroad, which include, among others, major pharmaceutical, chemical, consumer product, and biotechnology companies, specialized firms, universities and other research institutions. Cellegy’s competitors may succeed in developing technologies and products that are safer, more effective or less costly than any developed by Cellegy, thus rendering its technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, clinical production and marketing capabilities and regulatory experience than Cellegy.

Savvy is subject to competition from other microbicides that are currently undergoing clinical trials and which may be sold by prescription or over the counter, as well as non microbicidal products such as condoms. Additionally, if a vaccine for HIV/AIDS is made available, the potential market for Savvy and Biosyn’s other product candidates could be limited. There is also a number of existing contraception products currently on the market which could greatly limit the marketability of the Savvy contraception product candidate. As a result, there can be no assurance that Biosyn’s products under development will be able to compete successfully with existing products or other innovative products under development.

Employees

As of March 30, 2007, the Company had five (5) full-time employees at its offices in Quakertown, Pennsylvania.

In addition, we utilize the services of several professional consultants, as well as contract manufacturing and clinical research organizations to supplement our internal staff’s activities. None of our employees are represented by a labor union. We have experienced no work stoppages and we believe that our employee relations are good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (“SEC”), including reports on the following forms:

(i)	annual report on Form 10-K,

(ii)	quarterly reports on Form 10-Q,

(iii)	current reports on Form 8-K,

(iv)	and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

These reports and other information concerning us may be obtained at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or accessed through the SEC’s website at http://www.sec.gov or by calling 1-800-SEC-0330. Upon written request to the Company at Cellegy Pharmaceuticals, Inc., 2085 B Quaker Point Drive, Quakertown, Pa, 18951, Attention: Chief Financial Officer, Cellegy will provide a copy of the 10-K to any stockholder.

ITEM 1A:  RISK FACTORS

We sold  amaterial portion of our remaining assets to a third party and have materially reduced the scope of our current operations.

We recently sold a material portion of our assets, including intellectual property rights and related assets to ProStrakan. The Company’s operations currently relate primarily to the ownership of the intellectual property rights of our Biosyn subsidiary.

The Company is considering alternatives regarding future operations.

The Company’s board of directors is continuing to explore alternatives for the Company with respect to its business and assets. These alternatives might include seeking to sell remaining assets to third parties, the possible dissolution or liquidation of the Company, merging or combining with another company, bankruptcy proceedings or other alternatives. There can be no assurance that any third party will be interested in acquiring the remaining assets of the Company or would agree to a price and other terms that we would deem adequate for those assets.

We have a history of losses and do not expect to achieve profitability.

We have incurred losses since our inception and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Without additional funds from sales of assets, intellectual property or technologies, or from a business combination or a similar transaction, we will exhaust our resources and will be unable to continue operations, and our accumulated deficit will continue to increase as we continue to incur losses. The amount of future net losses and our ability to sell our remaining assets or successfully enter a business combination transaction are highly uncertain.

Following the Company's decision to eliminate its direct research activities and the sale of assets to ProStrakan in the third and fourth quarters of 2006, Company’s operations currently relate primarily to the intellectual property relating to the product candidates of its Biosyn subsidiary and the evaluation of its remaining options and alternatives with respect to its future course of business. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and, due to the cessation of the HIV Phase 3 trials in 2005 and 2006, it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues therefrom. We therefore expect negative cash flows to continue for the foreseeable future. The Company presently has enough financial resources to continue operations as they currently exist for the near term, however, it does not have the technological nor the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy without additional funding. Alternatives with respect to the Company’s remaining business and assets might include seeking to merge or combine with another third party with greater resources and infrastructure necessary to conduct development programs and to commercialize technology. If a suitable candidate cannot be found, the Company may choose to liquidate or voluntarily file bankruptcy proceedings. Due to the uncertainty of the cash flow necessary to explore or implement these alternatives, there can be no assurance that the Company will have adequate resources to continue operations for longer than 12 months.

These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to sell or license our remaining technology or find suitable candidates for a business combination or other transaction, if at all. We may be required to accept less than favorable commercial terms in any such future arrangements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into business combination or other agreements, therefore making it more difficult to obtain required financing on favorable terms or at all. Such an outcome may negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

Our audit opinions from our current and prior independent registered public accounting firms regarding the consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 include an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. Doubts concerning our ability to continue as a going concern could adversely affect our ability to enter into business combination or other agreements, therefore making it more difficult to obtain required financing on favorable terms or at all. Such an outcome may negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

We are subject to regulation by regulatory authorities including the FDA, which could delay or prevent marketing of our products. Unexpected regulatory outcomes could adversely affect our business and stock price.

Cellegy’s remaining product candidates UC-781 and CV-N and our research and clinical activities are subject to extensive regulation by governmental regulatory authorities in the United States and in other countries. Before we obtain regulatory approval for the commercial sale of any potential drug products, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. The timing of NDA submissions, the outcome of reviews by the FDA and the initiation and completion of other clinical trials are subject to uncertainty, change and unforeseen delays. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA establishes a target date to complete its review of an NDA. Although the FDA attempts to respond by the relevant PDUFA date to companies that file NDAs, there is no obligation on the FDA’s part to do so. In addition, extensive current pre-clinical and clinical testing requirements and the current regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities, or new government regulations, could prevent or delay regulatory approval of our product candidates.

The process of developing and obtaining approval for a new pharmaceutical product within this regulatory framework requires a number of years and substantial expenditures. There can be no assurance that necessary approvals will be obtained in a timely manner, if at all. Delays in obtaining regulatory approvals could delay receipt of revenues from product sales, increase our expenditures relating to obtaining approvals, jeopardize corporate partnership arrangements that we might enter into with third parties regarding particular products, or cause a decline in our stock price. If we fail to comply with applicable regulatory requirements, we could be subject to a wide variety of serious administrative or judicially imposed sanctions and penalties, any of which could result in significant financial penalties that could reduce our available cash, delay introduction of products resulting in deferral or elimination of revenues from product sales, and could result in a decline in our stock price.

Our ongoing clinical trial could be delayed, or the FDA could issue a Not Approvable letter with respect to our current product candidate. Such actions could result in further clinical trials or necessitate other time consuming or costly actions to satisfy regulatory requirements.

Clinical trial results are very difficult to predict in advance, and the clinical trial process is subject to delays. Failure of one or more clinical trials or delays in trial completion could adversely affect our business and our stock price.

Results of pre-clinical studies and early clinical trials may not be good predictors of results that will be obtained in later-stage clinical trials. We cannot provide any assurance that Cellegy’s remaining clinical trial will demonstrate the results required to continue advanced trial development and allow us to seek marketing approval for our product candidate. Because of the independent and blind nature of certain human clinical testing, there will be extended periods during the testing process when we will have only limited, or no, access to information about the status or results of the tests. Cellegy and other pharmaceutical companies have believed that their products performed satisfactorily in early tests, only to find their performance in later tests, including Phase 3 clinical trials, to be inadequate or unsatisfactory, or that FDA Advisory Committees have declined to recommend approval of the drugs, or that the FDA itself refused approval, with the result that stock prices have fallen precipitously.

Clinical trials can be extremely costly. Certain costs relating to the Phase 3 trials for the Savvy product for contraception and, when they were conducted, for the reduction in the transmission of HIV, and other clinical and preclinical development costs for Savvy, were funded directly by certain grant and contract commitments from several governmental and non-governmental organizations (“NGOs”). Nevertheless, current or future clinical trials could require substantial additional funding. There can be no assurance that funding from governmental agencies and NGOs will continue to be available, and any other Phase 3 trials that Cellegy may commence in the future relating to its products could involve the expenditure of several million dollars through the completion of the clinical trials. In addition, delays in the clinical trial process can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. The speed with which we complete our clinical trials and our regulatory submissions, including NDAs, will depend on several factors, including the following:

•
the rate of patient enrollment, which is affected by the size of the patient population, the proximity of patients to clinical sites, the difficulty of the entry criteria for the study and the nature of the protocol;

•	the timely completion of clinical site protocol approval and obtaining informed consent from subjects;

•	analysis of data obtained from preclinical and clinical activities;

•	changes in policies or staff personnel at regulatory agencies during the lengthy drug application review; and

•	the availability of experienced staff to conduct and monitor clinical studies, internally or through Contract Research Organizations (“CRO”).

Adverse events in our clinical trials section may force us to stop development of our product candidates or prevent regulatory approval of our product candidates, which could materially harm our business.

Patients participating in the clinical trial of our product candidate may experience serious adverse health events. A serious adverse health event includes death, a life-threatening condition, hospitalization, disability, congenital anomaly, or a condition requiring intervention to prevent permanent impairment or damage. The occurrence of any of these events could interrupt, delay or halt clinical trials of our product candidate and could result in the FDA, or other regulatory authorities, denying approval of our product candidate for any or all targeted indications. An institutional review board or independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Our product candidate may prove not to be safe for human use. Any delay in the regulatory approval of our product candidate could increase our product development costs and allow our competitors additional time to develop or market competing products.

Due to our reliance on contract research organizations or other third-parties to assist us in conducting clinical trials, we are unable to directly control all aspects of our clinical trials.

We have relied on CROs, and other third parties to conduct our clinical trials. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with CROs can also be challenging, potentially leading to difficulties in coordinating activities. CROs may:

•	have staffing difficulties;

•	experience regulatory compliance issues;

•	undergo changes in priorities or may become financially distressed; or

•	not be able to properly control payments to government agencies or clinical sites, particularly in less developed countries.

These factors may adversely affect their ability to conduct our trials. We may experience unexpected cost increases or experience problems with the timeliness or quality of the work of the CRO. If we must replace these CROs or any other third party contractor, our trials may have to be suspended until we find another CRO that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the commercialization of our product candidates or may cause us to incur significant expenses. Although we do not now intend to replace our CROs, such a change would make it difficult to find a replacement organization to conduct our trials in an acceptable manner and at an acceptable cost. Any delay in or inability to complete clinical trials could significantly compromise our ability to secure regulatory approval of product candidates, thereby limiting our ability to generate product revenue resulting in a decrease in our stock price.

The type and scope of the patent coverage we have may limit the commercial success of our products.

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

The patent position of companies engaged in businesses such as Cellegy’s business generally is uncertain and involves complex, legal and factual questions. There is a substantial backlog of patent applications at the United States Patent and Trademark Office. Patents in the United States are issued to the party that is first to invent the claimed invention. There can be no assurance that any patent applications relating to Cellegy’s products or methods will issue as patents, or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted there under will provide a competitive advantage.

In addition, many other organizations are engaged in research and product development efforts in drug delivery and topical formulations that may overlap with Cellegy’s products. Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by Cellegy. These rights may prevent us from commercializing technology, or may require Cellegy to obtain a license from the organizations to use the technology. Cellegy may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, and cannot be sure that the patents underlying any such licenses will be valid or enforceable. Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to United States patents as extensively as those rights are protected in the United States. The issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, therefore the extent of any patent protection is uncertain and may vary in different countries. As with other companies in the pharmaceutical industry, we are subject to the risk that persons located in other countries will engage in development, marketing or sales activities of products that would infringe our patent rights if such activities were conducted in the United States.

We have limited sales and marketing experience.

We may market products, if any are successfully developed and approved and if we obtain sufficient funding, through a direct sales force in the United States. Cellegy has very limited experience in sales, marketing or distribution. To market these products directly, we may seek to establish a direct sales force in the United States or obtain the assistance of a marketing partner. However, Cellegy does not presently have the financial capability or the experience to successfully establish a direct sales force, marketing or distribution operations, which could delay or prevent the successful commercialization of our products and could reduce the ultimate profitability for Cellegy of such products if we needed to rely on a third party marketing partner to commercialize the products.

If medical doctors do not prescribe our products or the medical profession does not accept our products, our product sales and business would be adversely affected.

Our business is dependent on market acceptance of our products by physicians, healthcare providers, patients and the medical community. Medical doctors’ willingness to prescribe our products depends on many factors, including:

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a small company and we rely heavily on third parties to conduct many important functions. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development. In addition, as a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure you that we are now or will be in compliance with all such applicable laws and regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation. Failure to comply with potentially applicable laws and regulations could also lead to the imposition of fines, cause the value of our common stock to decline, and impede our ability to raise capital or lead to the de-listing of our stock.

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

The pharmaceutical industry is subject to rapid and significant technological change. Cellegy is much smaller in terms of size and resources than many of its competitors in the United States and abroad, which include, among others, major pharmaceutical, chemical, consumer product, specialty pharmaceutical and biotechnology companies, universities and other research institutions. Cellegy’s competitors may succeed in developing technologies and products that are safer and more effective than any product or product candidates that we may develop and could render Cellegy’s technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources, clinical production and marketing capabilities and regulatory experience. In addition, any Cellegy products will likely be subject to competition from existing products. As a result, any future Cellegy products may never be able to compete successfully with existing products or with innovative products under development by other organizations.

We are subject to the risk of clinical trial and product liability lawsuits.

The testing of human health care product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability. We are subject to the risk that substantial liability claims from the testing or marketing of pharmaceutical products could be asserted against us in the future. Cellegy has obtained clinical trial insurance coverage relating to our clinical trials in an aggregate amount of $3 million. If any of our product candidates are approved for marketing, we may seek additional coverage.

There can be no assurance that Cellegy will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities. Moreover, our current and future coverages may not be adequate to protect us from all of the liabilities that we may incur. If losses from liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources. In addition, a product or clinical trial liability action against us would be expensive and time-consuming to defend, even if we ultimately prevail. If we are required to pay a claim, we may not have sufficient financial resources and our business and results of operations may be harmed.

Our stock price could be volatile.

Our stock price has from time to time experienced significant price and volume fluctuations. Since becoming a public company, our stock price has fluctuated due to overall market conditions and due to matters or events more specific to Cellegy. Events or announcements that could significantly impact our stock price include:

•	Publicity or announcements regarding regulatory developments relating to our products;

•	Clinical trial results, particularly the outcome of more advanced studies; or negative responses from both domestic and foreign regulatory authorities with regard to the approvability of our products;

•	Period-to-period fluctuations in our financial results, including our cash and investment balance, operating expenses, cash burn rate or revenue levels;

•	Common stock sales in the public market by one or more of our larger stockholders, officers or directors;

•	A negative outcome in any litigation or potential legal proceedings; or

•
Other potentially negative financial announcements including: a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company presently leases approximately 1,900 square feet of office space in Quakertown, Pennsylvania. The lease expires March 31, 2007 after which it reverts to a monthly lease and includes a 60-day notice requirement. Cellegy closed its Brisbane, California offices and moved its headquarters to its present location from Huntingdon Valley, Pennsylvania in October 2006. The Company believes its current facilities to be adequate for its anticipated needs.

ITEM 3: LEGAL PROCEEDINGS

Cellegy is not a party to any material legal proceedings.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 22, 2006, the Company’s stockholders approved the sale to ProStrakan of Cellegy’s rights to Cellegesic, Fortigel, Tostrex, Tostran and Tostrelle, and related intellectual property assets. The closing of the transaction was completed November 28, 2006. At the meeting, 17,442,747 shares voted in favor of, 212,930 voted against and 47,446 shares abstained from voting with respect to the proposed transaction.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Cellegy’s common stock currently trades on the Over The Counter Bulletin Board (OTCBB”) under the symbol “CLGY.OB”. Cellegy’s common stock was traded on the NASDAQ National Market until September 14, 2005, when its listing was transferred to the NASDAQ Small Cap Market. On December 29, 2005, the common stock was de-listed from the NASDAQ Small Cap Market, and shortly thereafter the common stock began trading on the OTCBB. The following table sets forth the range of high and low closing sales prices for the common stock as reported on The NASDAQ Small Cap Market and OTCBB for the periods indicated below.

	High	Low
2005
First Quarter	$3.05	$1.62
Second Quarter	2.45	1.29
Third Quarter	1.60	1.24
Fourth Quarter	1.40	0.42
2006
First Quarter	0.93	0.42
Second Quarter	0.90	0.37
Third Quarter	0.65	0.07
Fourth Quarter	0.18	0.05
2007
First Quarter	0.10	0.03

Holders

As of March 22, 2007, there were approximately 136 stockholders of record, excluding beneficial holders of stock held in street name.

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

Information with respect to equity compensation plans that is required by this item will be included in our Proxy Statement for the 2007 annual meeting of stockholders.

Recent Sales of Unregistered Securities

The Company did not have any unregistered sales of securities during 2006.

ITEM 6: SELECTED FINANCIAL DATA

The consolidated financial information as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are derived from our audited consolidated financial statements included per Item 15. The consolidated historical financial information as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 are derived from our audited consolidated financial statements not included in this Form 10-K. The information set forth below should be read in conjunction with the financial statements, related Notes thereto, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” per Item 7.

Statements of Operations Data: (In thousands except per share data)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Revenues	$2,660	$12,199	$2,033	$1,236	$1,127
Costs and expenses[1]	7,346	17,555	31,015	15,198	16,903
Operating loss	(4,686)	(5,356)	(28,982)	(13,962)	(15,776)
Other income[2]	14,032	259	612	358	520
Net income (loss) from continuing operations	$9,346	$(5,097)	$(28,370)	$(13,604)	$(15,256)
Basic and diluted net income (loss) from continuing
operations per common share	$0.31	$(0.18)	$(1.29)	$(0.68)	$(0.86)

Net income (loss)	$9,672	$(5,008)	$(28,154)	$(13,532)	$(15,241)
Basic and diluted net income (loss) per common share	$0.32	$(0.18)	$(1.28)	$(0.68)	$(0.86)

Weighted average common shares used in computing
basic net income (loss) per common share	29,834	28,497	22,021	19,964	17,643
Weighted average common shares used in computing
diluted net income (loss) per common share	29,851	28,497	22,021	19,964	17,643

[1]	Includes a charge of $14,982,000 for purchased research and development relating to the Biosyn acquisition in October 2004.

[2]	Includes a gain on sale of technology of approximately $12,616,000 for the year ended December 31, 2006.

Balance Sheet Data: (In thousands)

	December 31,
	2006	2005	2004	2003	2002
Cash, cash equivalents, restricted cash and investments[1]	$3,804	$2,124	$8,701	$11,471	$21,591
Total assets	4,145	6,450	13,863	15,331	28,379
Log-term portion of deferred revenue	-	3,085	13,865	13,335	14,168
Long-term payables	322	257	717	725	717
Accumulated deficit	(122,639)	(132,311)	(127,303)	(99,149)	(85,617)
Total stockholders’ equity (deficit)	3,063	(6,477)	(6,743)	(1,580)	10,534

1.	Includes restricted cash of $227,500 in 2004, 2003 and 2002, net of cash related to discontinued operations.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Cellegy Pharmaceuticals is a specialty biopharmaceutical company. Following the Company’s decision to eliminate its direct research activities and the sale of assets to ProStrakan in late 2006, the Company’s operations currently relate primarily to the ownership of its intellectual property rights relating to the Biosyn product candidates and the evaluation of its remaining options and alternatives with respect to its future course of business.

In January 2004, we entered into a Structured Secondary Offering (“SSO”), agreement with Kingsbridge Capital Limited (“Kingsbridge”). The agreement required Kingsbridge to purchase up to 3.74 million shares of newly issued common stock at times and in amounts selected by us over a period of up to two years, subject to certain restrictions. We completed two draw downs in 2004, issuing a total of 246,399 common shares resulting in net proceeds of approximately $0.8 million. In January 2007, Kingsbridge released Cellegy of its obligations under the SSO. In connection therewith, the Company, as of December 31, 2006, reversed financing fees due Kingsbridge of $266,000.

In July 2004, Cellegy completed a private placement financing, primarily with a number of existing institutional stockholders, issuing 3,020,000 common shares and warrants to purchase 604,000 shares of common stock, resulting in net proceeds of $10.2 million. The price of the common shares sold was $3.42 per share and the exercise price of the warrants is $4.62 per share.

In October 2004, Cellegy acquired Biosyn, Inc., a privately held biopharmaceutical company. Under the terms of the agreement, Cellegy issued approximately 2,462,000 shares of Cellegy’s common stock for all of Biosyn’s issued and outstanding capital stock. In addition, outstanding Biosyn stock options and warrants were assumed by Cellegy and converted into 236,635 options and 81,869 warrants to purchase 318,504 shares of Cellegy common stock. The options issued to acquire Cellegy common stock are fully vested and exercisable. The exercise prices of the options and warrants were adjusted by the exchange ratio in the transaction; the expiration date and other terms of the converted options and warrants remained the same. The purchase price does not include any provisions for contingent milestone payments of up to $15.0 million, which would be payable to Biosyn shareholders on the achievement of Savvy marketing approval in the United States and a portion of which would be payable earlier upon commercial launch in certain major overseas markets.

In December 2004, Cellegy and ProStrakan entered into an exclusive license agreement for the commercialization of Cellegesic, branded Rectogesic outside of the United States, in Europe. In connection therewith, Cellegy received a non-refundable upfront payment of $1.0 million.

On April 11, 2005, Cellegy entered into a settlement agreement with PDI resolving the lawsuits that the companies had filed against each other.  Under the terms of the settlement agreement, the previous license agreement between the two companies was terminated and all product rights reverted to Cellegy.  Cellegy paid $2.0 million to PDI upon signing the settlement agreement.  Cellegy also issued a $3.0 million promissory note to PDI, due in October 2006, and a $3.5 million non-negotiable senior convertible debenture. The settlement of the Company’s lawsuit with PDI resulted in the recognition of the remaining $6.5 million in deferred revenue from PDI as license revenue in 2005.

On November 8, 2005, the Savvy Ghana trial was discontinued due to a lower than expected rate of HIV seroconversion in the trial. The predicted annual rate of HIV seroconversion in the Ghana study population was approximately 3.7% at the time of trial initiation, but the observed annual rate was 1.2% eighteen (18) months into the trial. This lower rate was possibly due in part to procedures designed to ensure ethical trial design, including counseling on HIV prevention and distribution of condoms. Also, as described in greater detail above, on August 28, 2006, the Company announced that FHI planned to stop the Savvy Phase 3 trial being conducted in Nigeria. The Savvy trials in Ghana and Nigeria began screening volunteers in September 2004 and each site completed planned enrollment of approximately 2,000 women in June 2006. No safety issues were reported during either of these trials.

In November 2005, Cellegy renegotiated its marketing agreement with ProStrakan. Under the terms of the amended agreement, ProStrakan agreed to assume responsibility for all manufacturing and other product support functions and agreed to purchase the product directly from the manufacturer rather than from Cellegy. In connection with its revised marketing agreement, Cellegy received a payment of $2.0 million.

On January 16, 2006 Cellegy entered into an amendment of its Exclusive License and Distribution Agreement dated July 9, 2004, with ProStrakan. Under the amendment, ProStrakan agreed to assume responsibility for all of the manufacturing and other product support functions for Tostrex in Europe.

On January 31, 2006, Cellegy announced that it entered into a non-exclusive, developing world licensing agreement with the CONRAD, for the collaboration on the development of Cellegy’s entire microbicide pipeline. The agreement encompassed the licensing of Savvy, UC-781 and Cyanovirin-N.

On March 24, 2006, the Company announced that ProStrakan had successfully completed the European Union MRP for Rectogesic, and that following the successful conclusion of the MRP process, national licenses would be sought and were expected to be issued in due course in the nineteen (19) additional countries (in addition to the United Kingdom where approvals have been previously obtained) included in the MRP submission application. Cellegy received $250,000 for this milestone and under its previous agreement with PDI, Inc., (“PDI”) remitted one-half of these proceeds to PDI.

On June 20, 2006, Cellegy amended its license agreement with ProStrakan concerning Rectogesic. The amendment added several countries and territories in Eastern Europe, including several countries and territories that were part of the former Soviet Union, to the territories covered by the original agreement. As part of the amendment, ProStrakan paid to Cellegy the sum of $500,000 on July 3, 2006, representing a prepayment of the milestone due upon approval of Rectogesic in certain major European countries. Following the payment described above, ProStrakan had no further payment obligations to Cellegy under the Rectogesic license agreement.

On July 7, 2006, the FDA issued an Approvable Letter for Cellegy’s product, Cellegesic, but indicated that before the Company's NDA may be approved and the product approved for marketing, Cellegy must conduct another clinical trial to demonstrate efficacy at a level deemed statistically significant by the Agency. The letter indicated that the Agency was requiring an additional study because it believed the results of the three trials conducted to date did not provide substantial evidence that the drug is effective, and provided a number of comments on the results previously presented by Cellegy and recommendations concerning the design and protocol of the additional required study.

On August 28, 2006, the Company announced that FHI planned to stop the Savvy Phase 3 trial being conducted in Nigeria with enrollment of approximately 2,000 patients, to determine whether Savvy is safe and effective for reducing women’s risk of acquiring HIV infection. In November 2005, a similar trial being conducted in Ghana with enrollment of approximately 2,100 patients was stopped for similar reasons. Each of the trials was part of an international effort to evaluate microbicides as a tool to reduce the risk of HIV infection in people at high risk. The decision to stop these trials followed recommendations by the studies’ external independent DMC. After reviewing the study interim data, DMC members concluded that the trials as designed were unlikely to provide statistically significant evidence that Savvy protects against HIV, because of a lower than expected rate of HIV seroconversion in the trial, which was less than half of the expected rate. This lower rate was possibly due in part to procedures designed to ensure ethical trial design, including counseling on HIV prevention and distribution of condoms. Without obvious signals of effectiveness in the interim data, the study would be unlikely to detect a reduction in the HIV risk at a level deemed statistically significant if it were to continue.

On November 28, 2006, Cellegy completed the sale to ProStrakan for $9.0 million of its rights to Cellegesic, Fortigel, Tostrex, Tostrelle, and related intellectual property assets. ProStrakan also assumed various existing distribution and other agreements relating to the assets and intellectual property. Cellegy’s stockholders approved the transaction at a special meeting of stockholders held on November 22, 2006. In connection with the sale, Cellegy renegotiated its outstanding obligations with PDI and settled its these claims for $3.0 million.

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

Revenue Recognition. Revenues related to cost reimbursement provisions under development contracts are recognized as the costs associated with the projects are incurred. Revenues related to substantive and at risk non-refundable milestone payments specified under development contracts are recognized as the milestones are achieved. The Company received certain government and non-government grants that support its research effort in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Revenues associated with these grants are recognized as costs under each grant were incurred. Advanced payments received under these agreements prior to completion of the related work are recorded as deferred revenue until earned. Should the research funded by federal grants result in patented technologies, the federal government would be entitled to a nonexclusive, nontransferable, irrevocable, paid-up license to utilize such technologies.

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

Royalties payable to Cellegy under these license agreements are recognized as earned when the royalties are no longer refundable under certain minimum royalty terms defined in the agreement.

Goodwill and Intangible Assets. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are no longer systematically amortized, but rather Cellegy performs an annual assessment for impairment by applying a fair-value based test. This test is generally performed each year in the fourth quarter. Additionally, goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and other intangibles for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, operating results and cash flows. An impairment would require Cellegy to charge to earnings the write-down in value of such assets.

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

Results of Operations

As noted above under “General”, in November 2006, Cellegy sold substantially all its intellectual property related to Cellegesic, Rectogesic, Tostrex, Fortigel and other products to ProStrakan. As such, the Company will record no additional sales or licensing revenues in connection with these products or the underlying technologies.

The operations of Cellegy Australia for the periods presented are shown as discontinued operations due to the disposition of Cellegy Australia in April of 2006.

Biosyn was acquired on October 22, 2004 and its results are included in the consolidated financial statements from its date of acquisition.

Years Ended December 31, 2006, 2005 and 2004

 Revenues. Cellegy had revenues of approximately $2,660,000, $12,199,000, and $2,033,000 in 2006, 2005 and 2004, respectively. Revenues in each of the three years presented consist of licensing, milestone and product sales revenues. Revenues in all three years include grant revenue generated primarily by Biosyn’s operations.

Licensing revenues. Licensing revenues were approximately $477,000, $7,268,000, and $844,000 in 2006, 2005 and 2004, respectively. The $6,424,000 increase in licensing revenue in 2005 as compared to 2004 was primarily attributable to the settlement of Cellegy’s lawsuit with PDI in April 2005 which resulted in the recognition of the remaining $6.5 million of unamortized deferred revenues from PDI. The balance of licensing revenues in each of the three years presented arose from the amortization to income of deferred revenue recorded in connection with agreements relating to Rectogesic and Tostrex. We expect to recognize no licensing revenues in the foreseeable future.

Product sales. Product sales were approximately $257,000, $520,000 and $181,000 in 2006, 2005 and 2004, respectively. Rectogesic was launched in the United Kingdom in May 2005. Sales revenue recorded in 2006 represent certain inventory items purchased by ProStrakan in connection with the sale of the Company’s European rights to Rectogesic in November 2005. Product sales in 2005 included approximately $471,000 of sales of Rectogesic to ProStrakan in connection with ProStrakan’s marketing of Rectogesic in the U.K. Due to the renegotiation of its agreements with ProStrakan and the sale of the Company’s technology mentioned above, Cellegy no longer records product revenue from ProStrakan.

Grant revenues. Grant revenues were approximately $1,926,000, $4,410,000 and $1,008,000 in 2006, 2005 and 2004, respectively.

Grant revenues for 2006 were generated by funding from several agencies in support of the following development programs: $1,361,000 for Cyanovirin-N, $55,000 for Savvy, $218,000 for UC-781 and $292,000 for a UC-781/C31G combination product. Grant revenues for 2005 were as follows: $3,146,000 for Cyanovirin-N, $451,000 for Savvy, $424,000 for UC-781 and $387,000 for a UC-781/C31G combination product. Grant revenues for the period of October 22 to December 31, 2004 were as follows: $562,000 for Cyanovirin-N, $273,000 for Savvy, $76,000 for UC-781 and $94,000 for a UC-781/C31G combination product.

The level of grant funding under the various grant arrangements is generally dependent upon the amount of direct labor (primarily laboratory personnel) and direct expenses such as supplies, testing services and other direct costs expected to be incurred in connection with the given program over its duration. The grant agreements generally provide for an overhead percentage that is applied to the direct labor costs. These amounts, along with the amounts billed to the grantor for direct costs comprise the total amount billed and recorded as grant revenue. Grant agreements undergo periodic renegotiation and it is the prerogative of granting agency or foundation to determine the level and duration of future funding of Cellegy’s programs. The Company has discontinued its grant funding in connection with the reduction of it Biosyn research activities and does not expect to record grant revenues for 2007.

In addition to the grant funding above, Biosyn benefits indirectly from agency funding paid to third party contractors in support of ongoing Phase 3 clinical trials. These payments from the funding agencies are made directly to the service providers, not to Biosyn. Under the terms of certain of its funding agreements, Biosyn has been granted the right to commercialize products supported by the funding in developed and developing countries, and is obligated to make its commercialized products, if any, available in developing countries, as well as to public sector agencies in developed countries at prices reasonably above cost or at a reasonable royalty rate.

Cost of Product Sales. Cost of product sales is comprised primarily of direct labor and raw material manufacturing costs for commercialized products and also includes shipping costs and those costs associated with stability and validation testing of finished goods prior to shipment. The stability and validation testing components of cost of product sales comprise a significant percentage of gross sales since these costs are substantially fixed in nature. Cost of product sales were approximately $257,000, $250,000 and $63,000 in 2006, 2005 and 2004, respectively. The increase of $187,000 in 2005 as compared to 2004 was due to increased sales volume due to the launch of Rectogesic and Tostrex in 2005.

Research and Development Expenses. Research and development expenses consist primarily of internal salaries and allocated costs as well as external clinical costs, including: clinical site payments, costs of manufacturing, testing and shipping clinical supplies and service fees to CROs that monitor the clinical sites and perform other related trial support services. Additionally, research expenses consist of regulatory costs, including the cost of filing product approval applications around the world, and the costs of various consultants to support the filings.

Following the Company’s decision to eliminate its direct research activities and the sale of assets to ProStrakan in late 2006, the Company’s operations currently relate primarily to the ownership of its intellectual property rights relating to the Biosyn product candidates. Following the FDA’s decision in July 2006, Cellegy elected not to pursue additional research activities relating to Cellegesic. The Company is also not currently devoting significant financial resources to its Savvy product candidate, due in part to the cessation of the Nigeria and Ghana HIV clinical trials in August 2006 and November 2005, respectively. It has also eliminated its direct research activities relating to its CV-N and UC-781 product candidates and has transferred certain IND’s to CONRAD pursuant to the parties’ agreement. The Savvy Phase 3 contraception study conducted in the U.S. is ongoing although the Company is not directly involved with the conduct or funding of this trial. The manufacturing costs associated with supplying the clinical materials for the study are being borne by CONRAD in exchange for access to the Company’s past research in accordance with the January 2006 agreement between the parties.

The Company may seek buyers for its HIV and contraceptive/microbicidal technology. There can be no assurance that the Company will find suitable terms or arrangements, if any, in connection with its attempts to sell its remaining technology and research programs.

Research and development expenses were approximately $1,812,000, $8,390,000 and $9,583,000 in 2006, 2005 and 2004, respectively. Research and development expenses, which are primarily related to the costs of clinical trials and regulatory filings, represented 25%, 48% and 60% of our total operating expenses in 2006, 2005 and 2004, respectively. The Company expects that there will be no significant research spending in 2007 absent a change in the Company’s circumstances.

Cellegy research and development expenses decreased approximately $6.6 million in 2006 as compared to 2005. Approximately $1.2 million of this decline was attributable to a decrease in staffing and related costs due the termination of research programs and the closing of the Biosyn laboratory facilities in 2006, and approximately $4.5 million of this decrease was due to decreases in clinical costs of $2.4 million and $1.1 million toxicology and other clinical costs.

Cellegy’s research and development expenses decreased at the parent level by approximately $4.8 million in 2005 as compared to 2004. Approximately $2.2 million of this decrease was predominantly due to the cessation of clinical testing activities for Cellegesic in the U.S. and a $1.0 million decrease in clinical material manufacturing costs. The balance of the decrease was comprised primarily of decreases in salary costs of $800,000 due to the termination of Cellegesic and Fortigel trials and the termination of associated personnel, and reductions in related professional, consulting and CRO fees.

Biosyn’s research expenses increased approximately $4.7 million in 2005 as compared to the short period in 2004 and offset the 2005 decrease in Cellegy research and development expenses noted above. Research and development expenses in 2004 of $860,000 were incurred by Biosyn primarily for the development of Savvy included in the consolidated results during the fourth quarter of 2004, as well as $635,000 of Cellegy’s research expenditures, primarily relating to the validation of Cellegesic and Fortigel manufacturing processes at a second contract manufacturer, and non-cash expenses of $750,000 relating to common stock issued to Neptune for a milestone achieved during 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) were approximately $5,026,000 in 2006, $8,916,000 in 2005, and $6,387,000 in 2004.

In 2006, SG&A expenses decreased by approximately $3.9 million as compared to 2005. The decrease was due primarily to further staffing reductions in 2006 of $1.2 million, and a decrease in professional fees of $2.5 million relating to office closures and reductions in consulting, litigation, accounting and legal costs. SG&A expenses for 2005 include the receipt of a $1.1 million sublease termination fee for the Company’s early vacation of its previous headquarters.

SG&A expenses for 2005 increased approximately $2.5 million as compared to 2004. Approximately $1.6 million of this increase is due to the inclusion of Biosyn for a full year in 2005 operations. The balance of this increase was due to: increase in salary expense at the parent level due to increased severance and retention expenses of $570,000; increase in professional fees of $515,000 due to accounting and audit fees related to the 2004 reincorporation; and legal fees incurred in connection with the PDI litigation and patent fees. The overall increase in selling, general and administrative expenses was partly offset by income of $1,090,000 recognized upon the receipt of the sublease termination fee.

We expect selling, general and administrative expenses to decline further in 2007 due to the full year effect of the 2006 reductions in staffing and related expenses, office and other overhead expenses and due to further expected reductions in legal, consulting and accounting fees.

Acquired-In-Process Technology. Results for 2004 included an in-process technology charge of $15.0 million incurred in connection with the acquisition of Biosyn on October 22, 2004. The in-process programs include the Phase 3 development of Savvy microbicide vaginal gel and other development programs which were in much earlier stages of testing.

Based on a risk assessment of the technology, its stage of development and the estimated level of effort required to complete the clinical testing to facilitate regulatory review, management concluded that the technological feasibility of the in-process research and development had not yet been reached and that the technology had no alternative future use. Accordingly, the amount allocated to purchase research and development of approximately $15.0 million was charged to operations in 2004.

Other Income (Expense). Cellegy recognized interest and other income of approximately $123,000 in 2006, $195,000 in 2005, and $252,000 in 2004. Included in these amounts is interest income of approximately $25,000 in 2006, $102,000 in 2005, and $103,000 in 2004. The Company had also subleased a portion of its facilities in 2004 through early 2005 and recorded rental income in these periods of approximately $149,000 and $93,000, respectively. Reductions in interest income over the three year period were due to lower average investment balances and interest rates.

Cellegy recognized interest and other expense of approximately $808,000 in 2006, $626,000 in 2005, and $29,000 for 2004. Amounts for 2005 and 2006 consist primarily of interest expense related to the PDI and Ben Franklin notes payable. The PDI notes were renegotiated and paid in full in November 2006 and therefore the Company expects interest expense to decline in 2007.

Gain on sale of technology in 2006 includes $9.0 million recognized in connection with the sale of the Company’s intellectual property discussed above and approximately $3.6 million of unamortized deferred revenue related to licensing agreements with ProStrakan under which all obligations were deemed to have been fulfilled in connection with the sale. Cellegy renegotiated its outstanding debt obligations with PDI in 2006 which resulted in the recognition of approximately $2.2 million in debt forgiveness which was recorded in other income. Cellegy renegotiated its license agreement with Neptune in 2006 and obtained a release from future obligations under this agreement. In connection with the release, the Company paid Neptune $250,000 which was recorded as other expense.

The Company recorded approximately $189,000 and $690,000 derivative revaluation income associated with the Kingsbridge and PIPE warrants in 2006 and 2005, respectively due to the precipitous decline in Cellegy’s share price during these periods and recorded $390,000 related to the Kingsbridge warrants in 2004 for similar reasons.

Discontinued Operations. On April 11, 2006, Epsilon purchased all of the shares of Cellegy Australia and the Company has reflected Cellegy Australia as a discontinued operation. The subsidiary was part of the Pharmaceutical Segment for the Australian and Pacific Rim geographic areas. The purchase price for the shares was $1.0 million plus amounts equal to the liquidated value of Cellegy Australia's cash, accounts receivable and inventory. The total proceeds of the sale were approximately $1.3 million. Income from operations of the discontinued operation was approximately $326,000, $90,000 and $216,000 for 2006, 2005 and 2004, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $3.8 million, $2.1 million and $8.5 million at December 31, 2006, 2005 and 2004, respectively.

Cash and cash equivalents increased approximately $1.7 million during 2006 as compared to 2005 due primarily to the sale of technology to ProStrakan for $9.0 million, proceeds from the sale of the Company’s Australian subsidiary of $1.0 million, cash received in connection with changes in licensing arrangements with ProStrakan during 2006 and the liquidation of receivables. Offsetting events include the resettlement of the PDI notes for $3.0 million, payment of the Company’s current liabilities along with non-cash events including the reversal of deferred revenue of approximately $3.6 million recorded in connection with the technology sale.

Cash and cash equivalents decreased approximately $6.5 million during 2005 due primarily to the inclusion of a full year of Biosyn operations in Cellegy’s 2005 consolidated results, the cash payment of $2.0 million made in connection with settlement of PDI’s lawsuit and its associated legal costs, and severance and retention payments of $521,000.  The settlement with PDI included the issuance of two non-interest bearing long-term notes with an aggregate face value of $6.5 million which Cellegy recorded at their net present value of approximately $4.7 million. The use of cash from operating activities during 2005 was partially offset by $5.7 million in net proceeds provided by financing activities from the May 2005 sale of common stock, $1.1 million received from VaxGen as part of the sublease termination agreement, $2.0 million from the sale of the European Rectogesic rights to ProStrakan.

Non cash events during 2005 include the recognition of approximately $6.5 million in licensing revenue from PDI recorded in conjunction with the litigation settlement, $1.2 million in fixed asset and leasehold improvement write offs due to the Company’s move to the Brisbane facility, additional fixed asset write offs of certain manufacturing equipment and modifications of $374,000 and interest expense of $532,000 arising from the accretion of the PDI and Ben Franklin notes payable. Accrued expenses and other current liabilities decreased $690,000 due to the lower accruals for legal, clinical and consulting fees, offset by increases in retention and severance accruals in 2005.

Cash and cash equivalents increased approximately $1.1 million during 2004. Cash used in operations of approximately $13.7 million was somewhat offset primarily by net proceeds of the 2004 PIPE and Kingsbridge SSO drawdown of approximately $11.4 million and $1.5 million in payments received pursuant to the ProStrakan licenses. Additionally, maturing short-term investments of approximately $3.7 million were added to cash and cash equivalents during 2004.

We prepared the consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these consolidated financial statements, consideration was given to the Company’s future business alternatives as described below, which may preclude the Company from realizing the value of certain assets during their future course of business. At December 31, 2006, the Company had cash and cash equivalents of $3.8 million.

In the third and fourth quarters of 2006, the Company eliminated its direct research activities and decided to cease substantially all of its efforts devoted to establishing a new business. Following these decisions, in the fourth quarter of 2006, the Company sold a material portion of its intellectual property. The Company’s operations currently relate primarily to the ownership of its intellectual property rights of its Biosyn subsidiary and the evaluation of its remaining options and alternatives with respect to its future course of business. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and, due to the cessation of the HIV Phase 3 trials in 2005 and 2006, it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues therefrom. We therefore expect negative cash flows to continue for the foreseeable future. The Company presently has enough financial resources to continue operations as they currently exist for the near term, however, it does not have the technological nor the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy without additional funding. Alternatives with respect to the Company’s remaining business and assets might include seeking to merge or combine with another third party with greater resources and infrastructure necessary to conduct development programs and to commercialize technology. If a suitable candidate cannot be found, the Company may chose to liquidate or voluntarily file bankruptcy proceedings. Due to the uncertainty of the cash flow necessary to explore or implement these alternatives, there can be no assurance that the Company will have adequate resources to continue operations for longer than 12 months.

These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to sell or license our remaining technology or find suitable candidates for a business combination or other transaction, if at all. We may be required to accept less than favorable commercial terms in any such future arrangements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into business combination or other agreements, therefore making it more difficult to obtain required financing on favorable terms or at all. Such an outcome may negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The table below summarizes certain of our future contractual obligations as of December 31, 2006:

	Payments due by period
		Less than			More than 5
Contractual obligation	Total	one year	1-3 years	3-5 years	years
Capital lease obligations[1]	$11,179	$11,179	$-	$-	$-
Operating lease obligations[2]	8,100	8,100
Other contractual obligations[3]	73,077	41,758	31,319	-	-
Total	$92,356	$61,037	$31,319	$-	$-

1	The Company’s capital equipment lease obligations for the 2007 year are $11,179. The term of the lease expires July 2007.

2
The Company’s obligations under its current facilities lease in Quakertown, Pennsylvania expires on March 31, 2007, after which time it reverts to a month-to-month lease at a current monthly rate of $2,700 per month. The lease may be terminated by either party upon 60 days notice.

3	Includes obligations under employee severance arrangements, expiring in September 2008.

The above table also excludes certain milestone and repayment obligations; as such amounts are subject to material uncertainties, are contingent upon future events and are not probable or estimable at this time. The agreement pursuant to which we acquired Biosyn provides for contingent milestone payments of $15.0 million payable to the former shareholders of Biosyn upon approval by the FDA of Savvy for contraception and HIV prevention or the first commercial sale of Savvy in the U.S. for either indication. Of that amount, $2.0 million is payable upon the first arm’s length commercial sale of Savvy in Japan based on any regulatory approval for any indication, and $1.0 million per country is payable upon the first arm’s length commercial sale of Savvy in Germany, France and the United Kingdom based on any regulatory approval for any indication. In addition, Biosyn is required to make annual royalty payments equal to the sum of 1% of net product sales of up to $100 million, 0.5% of the net product sales over $100 million and 1% of any royalty payments received by Biosyn under license agreements. Also, Chemtura Corporation is entitled to milestone payments from Biosyn upon the achievement of certain development milestones and royalties on products sales, if any, relating to the UC-781 product candidate. In addition, we have obligations under Biosyn’s promissory note to the Ben Franklin Technology Center of Southeastern Pennsylvania; however, repayment of this note is based on a percentage of future revenues of Biosyn (excluding unrestricted research and development funding received by Biosyn from non-profit sources), if any, until the principal balance of $777,902 is satisfied. There is no obligation to repay the amounts in the absence of future Biosyn revenues.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which became effective for fiscal years beginning December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently studying this interpretation to determine the effect, if any, on the Company’s consolidated financial statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and the Company will adopt the statement at that time. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its results of operations, cash flows or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company’s results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. All of our securities owned as of December 31, 2006 were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be affected.

We are incurring market risk associated with the issuance of warrants to the May 2005 PIPE investors to purchase approximately 1.4 million shares of our common stock. We will continue to calculate the fair value at the end of each quarter and record the difference to other income or expense until the warrants are exercised or expired. We are incurring risk associated with increases or decreases in the market price of our common stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to the statement of operations in future quarters.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information required by Item 8 are set forth below on pages F-1 through F-32 of this report.

Index to Financial Statements	F-1
Report of Mayer, Hoffman, McCann, P.C. , Independent Registered Public Accounting Firm	F-2
Report of PricewaterhouseCoopers LLP , Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)	F-6
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-10
Quarterly Financial Results	F-32

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective.

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

ITEM 9B:   OTHER INFORMATION

None.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned “Election of Cellegy Directors” and “Compliance under Section 16(a) of the Securities Exchange Act of 1934” appearing in the definitive Proxy Statement (the “2007 Proxy Statement”) to be filed no later than 120 days after the end of the 2006 fiscal year and to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information required by this Item with respect to executive officers is set forth below:

Richard C. Williams	63	Chairman and Interim Chief Executive Officer, Director
Robert J. Caso	51	Vice President, Finance and Chief Financial Officer

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

ITEM 11:    EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned “Executive Compensation” appearing in the forthcoming 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in the forthcoming 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the 2007 Proxy Statement and is incorporated herein by reference.

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

2.3
Share Purchase Agreement dated as of March 31, 2006 by and between the Registrant and Epsilon Pharmaceuticals Pty. Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006).

2.4
Asset Purchase Agreement dated September 26, 2006, between the Registrant and Strakan International Limited (Incorporated by reference to Exhibits filed with the Registrant’s Schedule 14A, which includes a Report on Form 8-K, filed September 27, 2006, with the Securities and Exchange Commission (the “Commission”).)

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

*10.4
Form of option agreement under the 1995 Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 4.07 to the 2004 Form S-8. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K").)

10.5
Sublease Agreement, dated as of March 18, 2005, by and between the Company and VaxGen, Inc. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).)

*10.6
Employment Agreement, effective January 1, 2003, between the Company and K. Michael Forrest. (Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).)

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

*10.24	2005 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).

10.25	Forms of Option Agreements under the 2005 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.25 to the 2005 Form 10-K.)

10.30
First Amended and Restated Exclusive License and Distribution Agreement dated as of November 9, 2005, between Cellegy and ProStrakan International Limited. (Confidential treatment has been requested for portions of this exhibit.) (Incorporated by reference to Exhibit 10.30 to the 2005 Form 10-K.)

10.31
First Amended and Restated Exclusive License Agreement dated as of January 16, 2006, between Cellegy and ProStrakan International Limited. (Confidential treatment has been requested for portions of this exhibit.) (Incorporated by reference to Exhibit 10.31 to the 2005 Form 10-K.)

10.32
Termination Agreement and Release of Claims dated as of September 22, 2006, by and between the Registrant and Stephen R. Gorfine, M.D., as representative. (Incorporated by reference to Exhibits filed with the Registrant’s Schedule 14A, which includes a Report on Form 8-K, filed September 27, 2006, with the Securities and Exchange Commission.)

10.33
Letter Agreement dated September 20, 2006, between the Registrant and PDI, Inc. (Incorporated by reference to Exhibits filed with the Registrant’s Schedule 14A, which includes a Report on Form 8-K, filed September 27, 2006, with the Securities and Exchange Commission.)

10.34	Promissory Note dated September 26, 2006, in favor of Strakan International Limited. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended September 30, 2006.)

10.35
Patent Collateral Assignment and Security Agreement dated September 26, 2006, between the Registrant and Strakan International Limited. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ended September 30, 2006.)

10.36	License Agreement dated January 30, 2006, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Mayer, Hoffman, McCann P.C., Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Quakertown, Commonwealth of Pennsylvania, on April 2, 2007.

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

Name	Title	Date
Principal Executive Officer:

/s/ RICHARD C. WILLIAMS	Chairman, Interim Chief Executive Officer	April 2, 2007
Richard C. Williams	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT J. CASO	Vice President, Finance, Chief Financial	April 2, 2007
Robert J. Caso	Officer and Secretary

Directors:

/s/ JOHN Q. ADAMS	Director	April 2, 2007
John Q. Adams, Sr.

/s/ TOBI B.KLAR, M.D.	Director	April 2, 2007
Tobi B. Klar, M.D.

/s/ ROBERT B. ROTHERMEL	Director	April 2, 2007
Robert B. Rothermel

/s/ THOMAS M. STEINBERG	Director	April 2, 2007
Thomas M. Steinberg

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Cellegy Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Cellegy Pharmaceuticals Inc. and its subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellegy Pharmaceuticals Inc. and its subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has limited working capital to pursue its business alternatives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Plymouth Meeting, Pennsylvania
April 2, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Cellegy Pharmaceuticals, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Cellegy Pharmaceuticals, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements included in the 2005 Form 10-K (not presented herein), the Company has incurred substantial losses and negative cash flows from operations since its inception, and the Company does not believe it has enough financial resources to continue operations beyond April 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements included in the 2005 Form 10-K (not presented herein). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers, LLP
March 30, 2006 except with respect to the effects of the discontinued operations as discussed in Note 20, as to which the date is April 2, 2007

Cellegy Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,803,832	$2,113,008
Short-term investments	-	11,189
Accounts receivable	76,791	1,066,299
Inventory	-	257,197
Prepaid expenses and other current assets	264,554	1,077,164
Total current assets	4,145,177	4,524,857
Property and equipment, net	-	496,419
Intangible assets, net	-	196,204
Assets from discontinued operations	-	1,232,503
Total assets	$4,145,177	$6,449,983

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$174,839	$1,743,653
Accrued expenses and other current liabilities	536,591	2,383,698
Current portion of notes payable	44,700	4,975,892
Current portion of deferred revenue	-	257,893
Liabilities from discontinued operations	-	31,182
Total current liabilities	756,130	9,392,318
Notes payable	322,125	257,000
Derivative instruments	3,987	192,570
Deferred revenue	-	3,084,629
Total liabilities	1,082,242	12,926,517

Stockholders' equity (deficit):
Preferred Stock, no par value; 5,000,000 shares authorized;
no shares issued and outstanding at December 31, 2006 and 2005
Common stock, par value $.0001; 50,000,000 shares authorized;
29,834,796 and 29,831,625 shares issued and outstanding at December 31, 2006 and 2005, respectively	2,984	2,983
Additional paid-in capital	125,699,145	125,547,788
Accumulated other comprehensive income	-	283,694
Accumulated deficit	(122,639,194)	(132,310,999)
Total stockholders' equity (deficit)	3,062,935	(6,476,534)
Total liabilities and stockholders' equity (deficit)	$4,145,177	$6,449,983

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
Revenues:
Licensing, milestone and development funding	$477,082	$7,268,270	$844,044
Grants	1,925,779	4,410,243	1,007,500
Product sales	257,197	520,200	181,386
Total revenues	2,660,058	12,198,713	2,032,930
Costs and expenses:
Cost of product sales	257,197	249,673	63,485
Research and development	1,812,088	8,389,954	9,582,799
Selling, general and administrative	5,025,786	8,915,760	6,387,204
Equipment fair market value adjustment	250,729	-	-
Acquired in-process technology	-	-	14,981,816
Total costs and expenses	7,345,800	17,555,387	31,015,304
Operating loss	(4,685,742)	(5,356,674)	(28,982,374)
Other income (expenses):
Interest and other income	122,983	195,331	251,598
Gain on sale of technology	12,615,540	-	-
Debt forgiveness	2,162,776	-	-
Contingency settlement	(250,000)	-	-
Interest and other expense	(807,945)	(625,709)	(28,952)
Derivative revaluation	188,583	689,708	390,000
Total other income (expenses)	14,031,937	259,330	612,646
Net income (loss) from continuing operations applicable
to common stockholders	9,346,195	(5,097,344)	(28,369,728)

Discontinued operations
Income from operations of the discontinued component,
including gain on the disposal of $249,451, in 2006	325,610	89,705	215,666

Net income (loss) applicable to common stockholders	$9,671,805	$(5,007,639)	$(28,154,062)

From continuing operations	$0.31	$(0.18)	$(1.29)
From discontinued operations	-	-	0.01
Basic income (loss) per common share:	$0.31	$(0.18)	$(1.28)

From continuing operations	$0.31	$(0.18)	$(1.29)
From discontinued operations	-	-	0.01
Diluted income (loss) per common share:	$0.31	$(0.18)	$(1.28)

Weighted average number of common shares used in per share
calculations:
Basic	29,833,609	28,497,364	22,020,689
Diluted	29,851,254	28,497,364	22,020,689

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2003	20,045,000	$97,293,984	$-	$(274,855)	$(99,149,298)	$(1,580,459)
Conversion of common stock to shares with $.0001 par value	-	(97,291,979)	97,291,979	-	-	-
Exercise of options to purchase common stock	142,174	14	303,815	-	-	303,829
Compensation expense for options related to non-employees	-	-	28,288	-	-	28,288
Compensation expense related to option modifications	-	-	80,860	-	-	80,860
Issuance of common stock and warrants in connection with the private placement of common stock in July 2004, net of issuance costs of $16,741	3,020,000	302	10,310,402	-	-	10,310,704
Kingsbridge drawdown, net of issuance costs of $156,928	246,399	25	843,043	-	-	843,068
Derivative instrument in connection with Kingsbridge financing			(800,800)	-	-	(800,800)
Issuance of common stock in connection with the
achievement of Neptune milestones	204,918	20	749,980	-	-	750,000
Shares issued in connection with the Biosyn acquisition	2,461,949	246	10,478,026	-	-	10,478,272
Options issued in connection with the Biosyn acquisition	-	-	968,095	-	-	968,095
Gain on foreign currency translation	-	-	-	579,099	-	579,099
Net loss	-	-	-	-	(28,154,062)	(28,154,062)
Total comprehensive loss	-	-	-	-	-	(27,574,963)
Balances at December 31, 2004	26,120,440	2,612	120,253,688	304,244	(127,303,360)	(6,742,816)

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) (Continued)

				Accumulated		Total
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Exercise of options to purchase common stock	89,366	9	41,511	-	-	41,520
Compensation expense for options related to non-employees	-	-	651	-	-	651
Issuance of common stock and warrants in connection with private placement of common stock in May 2005, net of issuance costs of $233,000	3,621,819	362	5,720,826	-	-	5,721,188

Derivative instrument in connection with May 2005 PIPE	-	-	(471,479)	-	-	(471,479)
Unrealized gain on investments	-	-	2,591	8,598	-	11,189
Loss on foreign currency translation	-	-	-	(29,148)	-	(29,148)
Net loss	-	-	-	-	(5,007,639)	(5,007,639)
Total comprehensive loss	-	-	-	-	-	(5,025,598)
Balances at December 31, 2005	29,831,625	2,983	125,547,788	283,694	(132,310,999)	(6,476,534)

Exercise of options to purchase common stock	3,171	1	895	-	-	896
Noncash compensation expense related to stock options	-	-	150,462	-	-	150,462
Unrealized loss on investments	-	-	-	(8,598)	-	(8,598)
Loss on foreign currency translation	-	-	-	(275,096)	-	(275,096)
Net income	-	-	-	-	9,671,805	9,671,805
Total comprehensive income	-	-	-	-	-	9,388,111
Balances at December 31, 2006	29,834,796	$2,984	$125,699,145	$-	$(122,639,194)	$3,062,935

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Operating activities
Net income (loss)	$9,671,805	$(5,007,639)	$(28,154,062)
Adjustments to reconcile net income (loss) from continuing
operations to net cash used in operating activites:
Acquired in-process technology	-	-	14,981,816
Bad debt expense and other noncash items	21,861	199,798	-
Depreciation and amortization expenses	121,132	360,236	415,078
Intangible assets amortization and impairment	196,204	582,788	164,066
Loss on sale of property and equipment	375,286	1,000,840	30,710
Equity compensation expense	150,462	651	109,149
Derivative revaluation	(188,583)	(689,708)	(390,000)
Interest accretion on notes payable	762,872	531,759	-
PDI settlement	(2,162,776)	2,000,000	-
Gain on sale of technology	(12,615,540)	-	-
Gain on sale of Australian subsidiary	(249,451)	-	-
Issuance of common stock for services rendered, interest
and Neptune milestones	-	-	750,000
Changes in operating assets and liabilitites:
Prepaid expenses and other current assets	778,106	(602,428)	142,077
Inventory	257,197	-	-
Accounts receivable	989,507	(265,416)	(398,900)
Other assets	-	58,642	-
Accounts payable	(1,568,814)	83,345	(285,952)
Accrued expenses and other current liabilities	(1,847,107)	(773,375)	(1,179,173)
Other long-term liabilities	(7,663)	(489,658)	(261,807)
Deferred revenue	273,018	(13,718,802)	476,075
Net cash used in operating activities	(5,042,484)	(16,728,967)	(13,600,923)
Investing activities:
Purchases of property and equipment	-	(103,497)	(203,988)
Purchases of investments	-	(11,189)	-
Proceeds from the sale of short-term investments	11,189	-	-
Maturity of investments	-	-	3,686,919
Proceeds from restricted cash	-	227,500	-
Proceeds from sale of Australian subsidiary	1,331,033	-	-
Acquisition of Vaxis, Quay and Biosyn	-	-	(303,966)
Proceeds from the sale of technology	9,000,000	-	-
Transfer of cash balance upon disposition of discontinued/
held for sale operations	(185,554)	93,794	(138,281)
Net cash provided by investing activities	10,156,668	206,608	3,040,684
Financing activities:
Issuance of notes payable	2,000,000	4,444,133	-
Repayment of notes payable	(5,458,500)	-	-
Net proceeds from issuance of common stock	896	5,747,037	11,457,601
Net cash provided by (used in) financing activities	(3,457,604)	10,191,170	11,457,601

Effect of exchange rate changes on cash	34,244	(29,148)	19,599

Net increase (decrease) in cash and cash equivalents	1,690,824	(6,360,337)	916,961
Cash and cash equivalents, beginning of year	2,113,008	8,473,345	7,556,384
Cash and cash equivalents, end of year	$3,803,832	$2,113,008	$8,473,345

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2006	2005	2004

Supplemental cash flow information:
Interest paid	$23,029	$85,958	$-
Supplemental disclosure of noncash transactions:
Issuance of common stock for notes payable	-	5,720,826	-
Issuance of warrants in connection with Kingsbridge
financings	-	-	800,800
Issuance of warrants in connection with notes payable
financing	-	471,479	-
Issuance of common stock for milestone payments	-	-	750,000
Fair value of assets acquired, net of liabilities assumed
for Biosyn acquisition	-	-	11,856,000
Interest expense amortization for long-term obligations	762,872	-	-

The accompanying notes are an integral part of these financial statements.

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.  Accounting Policies

Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of Cellegy Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Biosyn, Inc. (“Biosyn”), Cellegy Australia Pty, Ltd. (“Cellegy Australia”) and Cellegy Canada, Inc. (“Canada”) (collectively, the “Company” or “Cellegy”). Biosyn was acquired on October 22, 2004. Biosyn’s results were included in consolidation from its date of acquisition. Cellegy Canada, Inc.’s operations ceased in the fourth quarter of 2005 with all of the subsidiary’s assets liquidated. Canada’s 2005 results were included in the consolidation up until the liquidation. All intercompany balances and transactions have been eliminated in consolidation.

Cellegy was previously a development stage company, originally incorporated in California in 1989 and reincorporated in Delaware in 2004, engaged in the development and commercialization of prescription drugs targeting primarily women’s health care, including the reduction in transmitting of HIV, female sexual dysfunction and gastrointestinal conditions using proprietary topical formulations and nitric oxide donor technologies. In October 2004, Cellegy completed the acquisition of Biosyn which had a portfolio of proprietary product candidates known as microbicides that are used intravaginally to reduce transmission of sexually transmitted diseases, or STDs, including HIV/AIDS. Biosyn’s product candidates, which include both contraceptive and noncontraceptive microbicides, include Savvy, which is undergoing Phase 3 clinical trials in the United States; UC-781 vaginal gel, in Phase 1 trials; and Cyanovirin-N.

Liquidity and Capital Resources

We prepared the consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these consolidated financial statements, consideration was given to the Company’s future business alternatives as described below, which may preclude the Company from realizing the value of certain assets during their future course of business. At December 31, 2006, the Company had cash and cash equivalents of $3.8 million.

In late 2006, the Company eliminated its direct research activities and all of its efforts devoted to establishing a new business. As a result, the Company ceased being a development stage company. Following these decisions, in the fourth quarter of 2006, the Company sold a material portion of its intellectual property. The Company’s operations currently relate primarily to the intellectual property of its Biosyn subsidiary and the evaluation of its remaining options and alternatives with respect to its future course of business. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and, due to the cessation of the HIV Phase 3 trials in 2005 and 2006, it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues therefrom. We therefore expect negative cash flows to continue for the foreseeable future. The Company presently has enough financial resources to continue operations as they currently exist for the near term, however, it does not have the technological nor the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy without additional funding. Alternatives with respect to the Company’s remaining business and assets might include seeking to merge or combine with another third party with greater resources and infrastructure necessary to conduct development programs and to commercialize technology. If a suitable candidate cannot be found, the Company may chose to liquidate or voluntarily file bankruptcy proceedings. Due to the uncertainty of the cash flow necessary to explore or implement these alternatives, there can be no assurance that the Company will have adequate resources to continue operations for longer than twelve (12) months.

These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to sell our remaining technology or find suitable candidates for a business combination or other transaction, if at all. We may be required to accept less than favorable commercial terms in any such future arrangements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into business combination or other agreements, therefore making it more difficult to obtain required financing on favorable terms or at all. Such an outcome may negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenues related to cost reimbursement provisions under development contracts are recognized as the costs associated with the projects are incurred. Revenues related to substantive and at risk nonrefundable milestone payments specified under development contracts are recognized as the milestones are achieved. The Company received certain government and non-government grants that support its research effort in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Revenues associated with these grants are recognized as costs under each grant incurred. Advanced payments received under these agreements prior to completion of the related work are recorded as deferred revenue until earned. Should the research funded by federal grants result in patented technologies, the federal government would be entitled to a nonexclusive, nontransferable, irrevocable, paid-up license to utilize such technologies. In 2006, the Company discontinued its grant funding in connection with the elimination of its Biosyn direct research activities.

Revenues related to product sales are recognized when title has been transferred to the customer and when all of the following criteria are met; i.e., a persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and, collectibility, is reasonably assured. There is no right of return for our products.

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

Royalties payable to Cellegy under these license agreements are recognized as earned when the royalties are no longer refundable under certain minimum royalty terms defined in the agreement.

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

Milestone payments that are made upon the occurrence of future contractual events prior to receipt of applicable regulatory approvals are charged to research and development expenses. The Company may capitalize and amortize certain future milestones and other payments subsequent to the receipt of applicable regulatory approvals, if any.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid financial instruments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value as of December 31, 2006 and 2005. As of December 31, 2006, the Company’s cash and cash equivalents are maintained at two financial institutions in the United States. Deposits in these financial institutions may, from time to time, exceed federally insured limits.

Short-term Investments

The Company considers all of its investments as available-for-sale securities and reports these investments at their estimated fair market value using available market information. Unrealized gains or losses on available-for-sale securities are included in stockholders’ equity (deficit) as accumulated other comprehensive income until their disposition. The cost of securities sold is based on the specific identification method.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

Realized gains or losses and declines in value, deemed to be other than temporary on available-for-sale securities, and are included in other income (expenses).

Accounts Receivable

Accounts receivable are carried at cost, less an allowance for losses. The Company does not accrue finance or interest charges. On a quarterly basis, the Company evaluates its accounts receivable and establishes an allowance for losses, based on the history of past write-offs and collections and current economic conditions.

Inventory

Inventory is valued at the lower of cost or market.

Concentration of Credit Risk

As of December 31, 2006, the Company had its cash in demand deposits and money market funds.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the respective assets.

Estimated Useful Lives
Furniture and fixtures	3 years
Office equipment	3 years
Laboratory equipment	5 years
Leasehold improvements	10 years

Amortization for leasehold improvements and equipment held under capital leases is taken over the shorter of the estimated useful life of the asset or the remaining lease term. Upon sale or retirement, the asset’s cost and related accumulated depreciation and amortization are removed from the accounts and the related gain or loss is reflected in operations.

In September 2006, the Company either disposed of, or wrote down, substantially all its property and equipment in connection with the closure of its California office and the reduction of Biosyn’s research and development activities.

Intangible Assets

Statement of Accounting Standards (“SFAS”) No. 142 requires that intangible assets with definite lives be amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives.

Impairment of Long-lived Assets

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

Foreign Currency Translation (“FCT”)

The foreign subsidiaries’ functional currencies are their local currencies. The gains and losses resulting from translating the foreign subsidiaries’ financial statements into United States dollars have been reported in accumulated other comprehensive income (loss).

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and FCT adjustments represent the only components of accumulated other comprehensive income that are excluded from the Company’s net income (loss).

	Years Ended December 31,
	2005	2004
Realized gain on investments	$8,598	$20,045
FCT adjustments	275,096	284,199
Accumulated other comprehensive income	$283,694	$304,244

Stock-based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and related interpretations and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the year ended December 31, 2006, includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and 2) amortization relating to all stock option awards granted or modified on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the year ended December 31, 2006, was approximately $150,000 lower than under the Company’s previous accounting method for share-based compensation.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. The Company has sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes. Therefore, no cash has been retained as a result of excess tax benefits relating to share-based payments made to directors and employees.

For stock options granted prior to the adoption of SFAS No. 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss and basic and diluted income per common share would have been as follows (in thousands):

	Years Ended December 31,
	2005	2004
Net loss from continuing operations, as reported	$(5,097,344)	$(28,369,728)
Add: Stock-based employee costs included in reported net loss	-	80,860
Deduct: Stock-based employee compensation costs determined
under the fair value based method for all awards	(421,750)	(790,518)
Net loss, pro-forma	$(5,519,094)	$(29,079,386)

Basic net loss per common share
As reported	$(0.18)	$(1.29)
Pro-Forma	$(0.19)	$(1.32)
Diluted net loss per common share
As reported	$(0.18)	$(1.29)
Pro-Forma	$(0.19)	$(1.32)

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

The Company valued its options on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004
Risk-free interest rate	4.4%	3.6%
Dividend yield	-%	-%
Volatility	78.0%	86.0%
Expected life in years	5.9	4.3

The Company did not grant any options during 2006. The weighted average per share grant date fair value of options granted during the years ended December 31, 2005 and 2004, was $1.81 and $4.37, respectively.

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under EITF Issue No. 96-18, the fair value of the equity instrument is calculated using the Black-Scholes valuation model at each reporting period with charges amortized to the results of operations over the instrument’s vesting period.

Recent Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which became effective for fiscal years beginning December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently studying this interpretation to determine the effect, if any, on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and the Company will adopt the statement at that time. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its results of operations, cash flows or financial position.

      In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year-end 2006. The implementation of this bulletin had no impact on the Company’s results of operations, cash flows or financial position.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. For years ended December 31, 2005 and 2004, there is no difference between basic and diluted net income (loss) per common share, as presented in the consolidated statements of operations, because all options and warrants are antidilutive. The total number of shares that had their impact excluded were:

	Years Ended December 31,
	2006	2005	2004
Options	1,381,589	3,658,764	4,345,777
Warrants	2,374,593	2,374,593	945,869
Total number of shares excluded	3,756,182	6,033,357	5,291,646

Excluded in the years ended December 31, 2005 and 2004, are 2,121,212 shares that would have been issuable upon conversion of the $3.5 million nonnegotiable senior convertible debenture due PDI, Inc. (“PDI”). (see Note 8)

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2. Accounts Receivable

Accounts receivable consist of the following:
	December 31,
	2006	2005
Unbilled grants receivable	$-	$759,906
Trade receivables, net of allowance of $35,000 in 2005	-	183,945
Grant receivables	62,605	62,941
Other receivables	14,186	59,507
	$76,791	$1,066,299

3. Short-term Investments

At December 31, 2005, the Company had an investment in marketable securities of $11,189. In January 2006, the Company liquidated the investment, realizing a gain of $8,598. At December 31, 2006, the Company had no investments.

 4. Prepaid Expenses and Other Current Assets

At December 31, 2006 and 2005, this account includes the following:
	December 31,
	2006	2005
Prepaid insurance	$236,815	$195,749
Security deposits	18,100	34,506
Prepaid compensation	-	803,444
Other	9,639	43,465
	$264,554	$1,077,164

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

Prepaid compensation of approximately $803,000 represents the unamortized portion of $902,000 in retention payments offered and accepted by employees in 2005. The retention payments were paid if the employee maintained his or her employment with the Company through the retention period indicated in the individual’s offer letter. The retention payment was in lieu of all other severance or similar payments that the Company may have been obligated to make under any other existing agreement, arrangement or understanding, but would be in addition to any accrued salary and vacation earned through the date of termination. The retention periods terminated between January 15, 2006 and June 30, 2006.

5. Intangible Assets, Net

The Company’s intangible assets and related accumulated amortization at December 31, 2006 and 2005, respectively, were as follows:

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortiation	Amount	Amount	Amortiation	Amount

Capitalized Workforce - Biosyn acquisition	$381,558	$ (381,558)	$ -	$381,558	$ (185,354)	$196,204

Subsequent to the purchase of Biosyn in 2004, several of its key people left the Company in 2006, 2005 and 2004. The departure of these employees required the reduction in the carrying value of the intangible asset recorded in 2006, 2005 and 2004 in connection with the acquisition. Estimating the fair market value of the key people remaining resulted in an impairment of the asset as of December 31, 2006, 2005 and 2004 of $149,352, $253,946 and $25,939, respectively. These amounts were recognized as impairment expense in their respective years.

Amortization recorded for the years ended December 31, 2006, 2005 and 2004, was $46,852, $158,876 and $26,478, respectively.

6.  Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31,
	2006	2005
Furniture and fixtures	$-	$81,247
Office equipment	19,855	337,247
Laboratory equipment	-	517,970
Leasehold improvements	-	81,599
	19,855	1,018,063
Less: accumulated depreciation and amortization	(19,855)	(521,644)
	$-	$496,419

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

Depreciation and amortization expenses for the years ended 2006, 2005 and 2004, was approximately $121,000, $360,000 and $415,000, respectively. In March 2005, the Company relocated its South San Francisco offices to Brisbane, California.

On September 30, 2006, the Company closed its offices in Brisbane, California and disposed of certain fixed assets. At that time, the Company relocated its Huntingdon Valley, Pennsylvania headquarters to Quakertown, Pennsylvania and either disposed of or wrote down all of its research and development equipment and certain other fixed assets, and recorded impairment charges of approximately $251,000.

In March 2005, the Company relocated its South San Francisco office to Brisbane, California. At that time, all leasehold improvements and some office equipment were left at the facility. The Company received cash from the subsequent tenant for these items which was recognized as a net gain of approximately $484,000 on disposal of fixed assets. In December 2005, the Company also wrote off assets for production equipment and leasehold improvements for production facilities. The loss on the disposal of these fixed assets for the year 2005 was approximately $324,000.

7.  Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accrued expenses and other current liabilities at December 31, 2006 and 2005, were as follows:

	December 31,
	2006	2005
Accrued clinical expenses	$-	$641,995
Accrued legal fees	22,262	60,830
Accrued retention and severance	99,989	1,039,571
Accrued accounting and consulting fees	175,000	45,934
Insurance payable	163,554	140,788
Other	75,786	454,580
Total	$536,591	$2,383,698

8. Notes Payable

Ben Franklin Note

Biosyn issued a note to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of a compound to prevent the transmission of AIDS.

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. There is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company is accreting the discount of $572,902 against earnings using the interest rate method over the discount period of five years, which was estimated in connection with the note’s valuation at the time of the acquisition. At December 31, 2006, the outstanding balance of the note is $322,125.

PDI Notes

In connection with a settlement agreement dated April 11, 2005, PDI issued two non-interest bearing notes; a $3.0 million secured promissory note payable on October 12, 2006, and a $3.5 million nonnegotiable senior convertible debenture with a maturity date of April 11, 2008 (the “PDI Notes”). The PDI Notes were settled for $3.0 million in September 2006.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

The $3.0 million secured promissory note was payable on October 12, 2006. There was no stated interest rate and no periodic payments were required.  Original payment terms included payments to the extent of 50% of future funds to be received by Cellegy as licensing fees, royalties or milestone payments or similar payments from licensees of Tostrex and Rectogesic products in territories outside of North America, 50% of licensing fees, royalties or milestone payments or similar payments from Fortigel licensees in North American markets, and 10% of proceeds received by Cellegy in excess of $5.0 million from financings.  The net present value of the secured promissory note was recalculated based on its remaining principal whenever a payment was made by Cellegy. Payments in 2006 and 2005 totaled $458,500 and $200,000, respectively.

Prior to the settlement and repayment, the $3.5 million nonnegotiable senior convertible debenture had a maturity date of April 11, 2008, three years from the PDI settlement date of April 11, 2005. There was no stated interest rate and no periodic payments were required. Cellegy could have redeemed the note at anytime before the maturity date upon prior notice to PDI, at a redemption price equal to the principal amount. If Cellegy delivered such a redemption notice, PDI could have converted the note into shares of Cellegy common stock at a price of $1.65 per share. In addition, after the 18th month anniversary of the debenture, PDI could have converted the note into Cellegy common stock at a price of $1.65 per share. If Cellegy did not redeem the note within the first 18 months, then Cellegy agreed to file a Registration Statement relating to the possible resale of any shares issued to PDI after 18 months; approximately 2.1 million shares would have been issued upon such conversion. As long as amounts were owed under the note, Cellegy agreed not to incur or become responsible for any indebtedness that ranked contractually senior or pari passu in right of payment to amounts outstanding under the note.

In an agreement dated September 20, 2006, the Company agreed to pay PDI an aggregate amount of $3.0 million as full and final settlement of the PDI Notes. In accordance with the terms of the settlement, Cellegy remitted $500,000 to PDI on September 28, 2006, and remitted $2.5 million on November 29, 2006. PDI and the Company agreed to release each other and related parties from any claims or liabilities arising before the date of their agreement relating to any of the terms of the previous settlement agreement, other than as a result of the released person’s gross negligence or willful misconduct.

The Company recorded debt forgiveness of approximately $2.2 million as a result of the settlement in other income. For the years ended December 31, 2006 and 2005, the Company recorded interest expense relating to the PDI Notes of $645,384 and $531,759, respectively.

ProStrakan Note

In September 2006, ProStrakan loaned Cellegy $2.0 million, evidenced by a secured promissory note (the “ProStrakan Note”). The ProStrakan Note had a maturity date of November 30, 2006. Interest on the unpaid principal amount of the ProStrakan Note accrued at a rate of 6% per annum and overdue amounts bear interest at an additional annual rate of 3% per annum. Accrued unpaid interest is due and payable on the maturity date or, if earlier, on the date of any prepayment of the note.

On November 29, 2006, the Company satisfied the ProStrakan Note by making a principal payment of $2.0 million and approximately $20,000 in interest.

MPI Note

The Company in 2004, settled a dispute with MPI, Inc. (“MPI”) and agreed to pay $60,000 as full and final settlement (the “MPI Note”). The MPI Note has no stated interest rate. The settlement agreement allowed the Company to take certain credits against the MPI Note based upon the cumulative amount of contracts entered into by the Company with MPI over a thirty-month period ending in January 2007, at which time the remaining balance is payable. During that period, MPI credited the Company $15,300 under this provision of the agreement and, as of December 31, 2006, the outstanding balance of the MPI Note is $44,700.

At December 31, 2006, future minimum payments on the notes were payable as follows:
2007	$44,700
2008	-
2009 and thereafter	777,902
Less: amount representing discount	(455,777)
Net present value of notes at December 31, 2006	$366,825

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

9. Equity Financing

On May 12, 2005, Cellegy raised approximately $5.7 million after offering expenses in a private placement of its common stock and warrants to existing and new institutional and individual investors.  The transaction consisted of the sale of 3,621,819 shares of common stock and the issuance of Class A Warrants to purchase 714,362 shares of common stock at an exercise price of $2.25 per share.  The Class A Warrants can be called if the Company’s common stock trades for 20 consecutive days over $5.00. The Company also issued Class B Warrants to purchase 714,362 shares of common stock at an exercise price of $2.50 per share.  Class A and B Warrants can be called by the Company if the Company’s closing bid price of a share of common stock equals or exceeds $5.00 or $5.50, respectively, for any twenty (20) consecutive trading days commencing after the Registration Statement relating to the warrants has been declared effective at a redemption price equal to $0.01 per share of common stock.  Three directors of Cellegy purchased a total of 50,000 shares in the offering at the closing market price of the common stock on the date of the transaction, $2.13 per share.  The directors did not receive any warrants. The purchase price for shares purchased by the nondirector investors was $1.65 per share.  Pursuant to the transaction agreements, the Company filed a Registration Statement with the Securities and Exchange Commission which was declared effective on July 8, 2005, covering the possible resale of the shares from time to time in the future.

10. Derivative Instruments

Warrants issued in connection with the May 2005, financing and the Kingsbridge SSO are considered derivative instruments and are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of these warrants using the Black-Scholes valuation model and recorded as derivative liability at December 31, 2006 and 2005, was approximately $4,000 and $193,000. The changes in the estimated fair value of the warrants have been recorded as other income (expenses) in the consolidated statements of operations. For the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $189,000, $690,000 and $390,000, respectively, as other income from derivative revaluation.

11. Deferred Revenue

At December 31, 2006, the Company had no current and long-term deferred revenue. Upon the consummation of the sale of its intellectual property to ProStrakan in November 2006, the Company recognized all of the remaining current and long-term deferred revenue as part of the gain on the sale of technology, as all remaining obligations under the license agreements were deemed to have been fulfilled in connection with the sale of assets. Current and long-term deferred revenue totaling approximately $3.3 million at December 31, 2005, represents the remaining unamortized and unearned portion of upfront licensing fees received from licensees for the right to store, promote, sell and/or distribute the Company’s products. These amounts include approximately $6.5 million in income recognition as a result of the PDI settlement in April 2005, with the remaining balances being amortized into income over the life of the licensing agreement or the life of the patent for the product being licensed, whichever is longer.

12. Commitments and Contingencies

Operating Leases

The Company leases its facilities under a non-cancelable operating lease. Operating lease expense is recorded on a straight-line basis over the term of the lease. The Company also previously subleased a portion of its operating facility during the years ended December 31, 2005 and 2004. Rental income was recorded on a straight-line basis over the term of the sublease.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

Future minimum lease payments at December 31, 2006, are as follows:

Future
Minimum
Lease
Year Ended December 31,	Commitment
2007	$8,100

Rent expense, net of sublease income, was $205,000, $269,000 and $382,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company received $93,000 and $149,000 in sublease income, which is reflected in interest and other income, during the years ended December 31, 2005 and 2004, respectively.

Capital Leases

The Company has a capital lease commitment covering certain lab equipment, which includes an option to purchase the equipment for a nominal cost at the termination of the lease. Future minimum lease payments for equipment under the capital lease at December 31, 2006, are as follows:

Year Ended December 31,
2007	$11,179
Less: amount representing interest	(717)
Present value of minimum lease payments	$10,462

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

On April 11, 2005, Cellegy entered into a settlement agreement with PDI resolving the lawsuits that the companies had filed against each other.  Under the terms of the settlement agreement, the license agreement was terminated and all product rights reverted to Cellegy.  Cellegy paid $2.0 million to PDI upon signing the settlement agreement. Additionally, PDI issued non-interest bearing notes payable with face values totaling $6.5 million. These notes were settled for $3.0 million in September 2006 (see Note 8).

13. 401(k) Plan

The Company maintained a savings and retirement plan under Section 401(k) of the Internal Revenue Code until it was terminated in August 2006. All employees were eligible to participate on the first day of the calendar quarter following three months of employment with the Company. Under the plan, employees could contribute up to 15% of their salaries per year subject to statutory limits. The Company provided a matching contribution equal to 25% of the employee’s rate of contribution, up to a maximum contribution rate of 4% of the employee’s annual salary. Expenses related to the plan for the years ended December 31, 2006, 2005 and 2004, were not significant.

14. Acquisitions

Biosyn Acquisition

On October 22, 2004, Cellegy completed its 100% acquisition of Biosyn. The acquisition was accounted for as an acquisition of assets as the operations of Biosyn did not meet the definition of a business as defined in Emerging Issues Task Force Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” Assets acquired and liabilities assumed were recorded at their estimated fair values. The value of the merger consideration, including certain acquisition and closing costs, exceeded the fair value of the net assets acquired. In accordance with paragraph 9 of SFAS No. 142, “Goodwill and Other Intangible Assets,” such excess was allocated among the relative fair values of the assets acquired. Amounts allocated to identifiable intangible assets are amortized over their estimated useful lives. Amounts allocated to purchased research and development were expensed immediately. Under the terms of the acquisition, 12,000 preferred shares and 5,031,267 shares of Biosyn common stock outstanding at the closing of the acquisition were exchanged for approximately 2,462,000 shares of Cellegy’s common stock. Cellegy also liquidated approximately $3.5 million of Biosyn’s debt at the time of the acquisition.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

In addition, outstanding Biosyn stock options and warrants were assumed by Cellegy and converted into 236,635 options and 81,869 warrants to purchase 318,504 shares of Cellegy common stock. The options issued to acquire Cellegy common stock were fully vested and exercisable. The exercise prices of the options and warrants were adjusted by the exchange ratio in the transaction. The expiration date and other terms of the converted options and warrants remained the same.

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

The fair value of the Cellegy shares used in determining the purchase price was $4.26 per common share. The fair value of the converted options and warrants issued by Cellegy was determined using the Black-Scholes option pricing model assuming a market price of $4.26 per share, exercise prices ranging from $0.06 to $21.02 per share and averaging $5.89 per share, expected lives ranging from 0.2 to 4.3 years and averaging 3.7 years, risk-free interest rates ranging from 1.50% to 3.36% and averaging 3.13%, and volatility ranging from 27% to 92% and averaging 77%.

The allocation of purchase price at the acquisition date of October 22, 2004, was as follows:

Current assets	$300,000
Property and equipment	299,000
Acquired workforce	635,000
Purchased research and development	14,982,000
Current liabilities	(4,225,000)
Long-term debt and capital leases	(135,000)
Net assets	$11,856,000

The purchase price allocation was based on the estimated fair values of the assets and liabilities assumed at the date of the closing of the acquisition.

The results of the valuation of the purchased research and development was $17.0 million using primarily the income approach and applying risk-adjusted discount rates to the estimated future revenues and expenses attributable to in-process drug development programs. The most significant in-process program related primarily to the development of Savvy, which was being tested for its potential to prevent HIV/AIDS and other sexually transmitted diseases in women and which had an estimated fair value of approximately $15.4 million. Two other development programs, UC-781 and Cyanovirin-N, had a combined estimated fair value of approximately $1.6 million. For purposes of the valuation, the Savvy program was assumed to require significant additional scientific and clinical testing and was expected to be completed in 2006 with cash inflows from product sales in the United States to begin in 2007, assuming no unforeseen adverse events or delays and assuming that regulatory approvals are obtained.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

The UC-781 and Cyanovirin-N development programs were at a much earlier stage than Savvy. For purposes of the valuation, significant additional manufacturing optimization and development expenses associated with completing the clinical trials, as well as legal and regulatory expenses relating to the drug approval process were expected to be required to gain marketing acceptance.

Under the income approach, the value is based on the calculation of the present value of future economic benefits to be derived from the ownership of the assets, analyzing the earnings potential of the in-process development programs while factoring in the underlying risk associated with obtaining those earnings. Value indications were developed by discounting future net cash flows to their present value using market-based rates of return. For Savvy, discount rates ranging from 34% - 37% were applied to cash flows with an additional approximately 52% probability applied to the cash flows representing, for purposes of this valuation, the estimated probability of the C31G Phase 3 trials being successful and ultimately receiving FDA approval in the United States. These factors are commensurate with the overall risk and percent complete of the Savvy program. Because of the earlier development stage of the UC-781 and Cyanovirin-N in-process programs, the primary valuation method used for these potential products was the current transaction approach. This uses management’s estimated value of the consideration paid for the acquisition.

Management concluded that the technological feasibility of the purchased in-process research and development has not yet been reached and that the technology had only limited alternative future uses, if any. Accordingly, the amount allocated to purchased research and development was charged to the consolidated statements of operations. In addition to the income and the current transaction approaches, other methodologies, including the cost and comparable transaction approaches, were considered to validate the results obtained. These other approaches were, however, given a minor weighting in achieving the valuations. The results of these approaches do not necessarily indicate what a third party would be willing to pay to acquire the in-process projects.

An aggregate amount of $15.0 million was allocated to purchased research and development. The estimated fair value of the purchased research and development was reduced by $2.0 million of the amount by which fair value of the net asset acquired exceeded the value of the acquisition consideration. The Company recorded a non cash charge to operations in the fourth quarter of 2004 of $15.0 million for the purchased research and development.

On August 28, 2006, the Company announced that Family Health International (“FHI”) planned to stop the Savvy Phase 3 trial being conducted in Nigeria to determine whether Savvy is safe and effective for reducing women’s risk of acquiring HIV infection. The trial was part of an international effort to evaluate microbicides as a tool to reduce the risk of HIV infection in people at high risk. The decision followed a recommendation by the Data Management Committee (“DMC”) after its review of the study data in which DMC members concluded that the Nigeria trial was unlikely to provide convincing evidence that Savvy protects against HIV. Without obvious signals of effectiveness in the interim data, the study would be unlikely to detect a reduction in the HIV risk if it were to continue. The Savvy trial in Nigeria began screening volunteers in September 2004, and completed planned enrollment with 2,152 women in June 2006.

15. License and Other Agreements

Cellegy

In July 2004, Cellegy and ProStrakan entered into to an exclusive license agreement for the future commercialization of Tostrex® (testosterone gel) in Europe. Under the terms of the agreement, ProStrakan was responsible for regulatory filings, sales, marketing and distribution of Tostrex throughout the European Union and in certain nearby non-EU countries. Under the original agreement, the Company was responsible for supplying finished product to ProStrakan through Cellegy’s contract manufacturer. Assuming successful commercial launch, Cellegy was entitled to receive up to $5.75 million in total payments including a $500,000 non-refundable upfront payment made in July 2004, and a royalty on net sales of Tostrex. The advanced payment received by the Company was recorded as deferred revenue to be amortized to income over eighteen (18) years, which represents the estimated life of the underlying patent.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

In December 2004, Cellegy and ProStrakan entered into an exclusive license agreement for the commercialization of Cellegesic, branded Rectogesic outside of the United States, in Europe. Under the terms of the agreement, Cellegy received a nonrefundable payment of $1.0 million and was entitled to receive an additional $4.6 million in milestone payments, along with additional payments based on sales of product to ProStrakan for distribution in Europe. ProStrakan was responsible for additional regulatory filings, sales, marketing and distribution of Rectogesic throughout Europe. In all, the agreement covered thirty-eight (38) European territories, including all EU member states. Cellegy was responsible for supplying finished product to ProStrakan through its contract manufacturer. The $1.0 million upfront fee received by the Company was recorded as deferred revenue to be amortized to income over ten (10) years, which represented the estimated life of the underlying patent.

In November 2005, the Company amended its December 2004 agreement with ProStrakan concerning Rectogesic. Under the terms of the amended agreement, ProStrakan assumed responsibility for all manufacturing and other product support functions. In return, Cellegy received a nonrefundable payment of $2.0 million which was recorded as deferred revenue and was amortized to income over the remaining estimated life of the underlying patent considered in connection with the December 2004 agreement.

In January 2006, Cellegy amended its 2004 agreement with ProStrakan concerning Tostrex. Under the terms of the amended agreement, ProStrakan assumed responsibility for all manufacturing and other product support functions and will purchase Tostrex directly from Cellegy’s contract manufacturer rather than purchasing the product from Cellegy under the terms of the original agreement. Cellegy was entitled to continue to receive milestones and royalties as set forth in the original agreement.

On June 20, 2006, the Company amended its December 2004 agreement with ProStrakan concerning Rectogesic. This second amendment added several countries and territories in Eastern Europe, including several countries and territories that were part of the former Soviet Union, to the territories covered by the original agreement. As part of the amendment, ProStrakan paid to Cellegy the sum of $500,000 representing a prepayment of the milestone due upon approval of Rectogesic in certain major European countries.

On November 28, 2006, Cellegy sold to ProStrakan for $9.0 million its rights to Cellegesic, Fortigel, Tostrex, Tostrelle, and related intellectual property assets. ProStrakan also assumed various existing distribution and other agreements relating to the assets and intellectual property. Cellegy’s stockholders approved the transaction at a special meeting of stockholders held on November 22, 2006. ProStrakan has no further obligations to Cellegy under the previous license agreement. The Company recorded a gain on sale of technology of approximately $12,6 million as other income which includes $9.0 million recognized in connection with the sale of the Company’s intellectual property discussed above and approximately $3.6 million of unamortized deferred revenue related to licensing agreements under which all obligations were deemed to have been fulfilled in connection with the sale.

Biosyn

In October 1989, Biosyn entered into an agreement whereby it obtained an exclusive license to develop and market products using the C31G Technology.

In October 1996, Biosyn acquired the C31G Technology from its inventor, Edwin B. Michaels. As part of the agreement, Biosyn is required to make annual royalty payments equal to the sum of 1% of net product sales of up to $100 million, 0.5% of the net product sales over $100 million and 1% of any royalty payments received by Biosyn under license agreements. The term of the agreement lasts until December 31, 2011, or upon the expiration of the C31G Technology’s patent protection, whichever is later. Biosyn’s current C31G patents expire between 2011 and 2018. There were no royalty payments incurred for the years ended December 31, 2006, 2005 and 2004.

In May 2001, Biosyn entered into an exclusive license agreement with Crompton, (now Chemtura) under which Biosyn obtained the rights to develop and commercialize UC-781, a non-nucleoelostide reverse transcriptase inhibitor, as a topical microbicide. Under the terms of the agreement, Biosyn paid Crompton a nonrefundable, upfront license fee that was expensed in research and development. Crompton also received 39,050 warrants to purchase Cellegy stock in connection with the acquisition and are exercisable for a period of two years upon initiation of Phase 3 trials of UC-781. Crompton is entitled to milestone payments upon the achievement of certain development milestones and royalties on product sales. If UC-781 is successfully developed as a microbicide, then Biosyn has exclusive worldwide commercialization rights. There were no royalty payments incurred for the years ended December 31, 2006, 2005 and 2004.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

In February 2003, Biosyn acquired exclusive worldwide rights from the National Institutes of Health (“NIH”), for the development and commercialization of protein Cyanovirin-N as a vaginal gel to prevent the sexual transmission of HIV. NIH is entitled to milestone payments upon achievement of certain development milestones and royalties on product sales. There were no royalty payments incurred for the years ended December 31, 2006, 2005 and 2004.

On January 31, 2006, Cellegy announced that it had entered into a nonexclusive, developing world licensing agreement with the Contraceptive Research and Development Organization (“CONRAD”) for the collaboration on the development of Cellegy’s entire microbicide pipeline. The agreement encompasses the licensing in the developing countries (as defined in the agreements) of Savvy, UC-781 and Cyanovirin-N. The agreement provided CONRAD with access to Biosyn’s current and past microbicidal research.

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

Biosyn has previously entered into various other collaborating research and technology agreements. Should any discoveries be made under such arrangements, Biosyn may be required to negotiate the licensing of the technology for the development of the respective discoveries. There are no significant funding commitments under any of these other agreements.

16. Stockholders’ Equity (Deficit)

Common Stock Private Placements

In January 2004, the Company entered into the Kingsbridge SSO, which required Kingsbridge to purchase up to 3.74 million shares of newly issued common stock at times and in amounts selected by Cellegy over a period of up to two years, subject to certain restrictions. The Company filed a Registration Statement with the SEC, which was subsequently amended and declared effective on June 1, 2004. The Kingsbridge SSO agreement did not prohibit additional debt or equity financings, including Private Investment in Public Equity (“PIPE”), shelf offerings, secondary offerings or any other non-fixed or future priced securities. If the market value of the Company’s common stock falls below $1.25 per share, Cellegy would not be able to conduct drawdowns on the Kingsbridge SSO. The timing and amount of any drawdowns were at Cellegy’s sole discretion, subject to certain timing conditions, and are limited to certain maximum amounts depending in part on the then current market capitalization of the Company. The purchase prices of the common stock were at discounts ranging from 8% to 12% of the average market price of the common stock prior to each future drawdown. The lower discount applied to higher stock prices. In connection with the agreement, Cellegy issued warrants to Kingsbridge to purchase 260,000 common shares at an exercise price of $5.27 per share. Cellegy could, at its discretion and based on its cash needs, determine how much, if any, of the equity line it will draw down in the future, subject to the other conditions in the agreement. The Company completed two drawdowns in 2004, issuing a total of 246,399 common shares resulting in net proceeds of approximately $800,000. The agreement included certain financial penalties if Cellegy did not exercise cumulative draw downs of at least approximately $2.7 million. In January 2007, Kingsbridge released Cellegy from its obligations under the Kingsbridge SSO, including the potential penalty provisions, and agreed to the cancellation of the existing stock warrants.

In July 2004, Cellegy completed a private placement financing, primarily with existing institutional stockholders, issuing 3,020,000 common shares and warrants to purchase 604,000 shares of common stock, with an offering price of the common shares of $3.42 per share and the exercise price of the warrants of $4.62 per share. Net proceeds were approximately $10.3 million.

On May 12, 2005, Cellegy raised approximately $5.7 million after offering expenses, in a private placement of its common stock and warrants, to existing and new institutional and individual investors.  The transaction consisted of the sale of 3,621,819 shares of common stock.  The Company also issued Class A Warrants to purchase 714,362 shares of common stock at an exercise price of $2.25 per share.  The Class A warrants can be called by the Company if the Company’s common stock trades for 20 consecutive days over $5.00. The Company also issued Class B Warrants to purchase 714,362 shares of common stock at an exercise price of $2.50 per share.  Class A and B Warrants can be called by the Company if the Company’s closing bid price of a share of common stock equals or exceeds $5.00 or $5.50, respectively, for any twenty (20) consecutive trading days commencing after the Registration Statement relating to the warrants has been declared effective at a redemption price equal to $0.01 per share of common stock.  Three directors of Cellegy purchased a total of 50,000 shares in the offering at the closing market price of the common stock on the date of the transaction for $2.13 per share.  The directors did not receive any warrants. The purchase price for shares purchased by the nondirector investors was $1.65 per share.  Pursuant to the transaction agreements, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on July 8, 2005, covering the possible resale of the shares from time to time in the future.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

Delaware Reincorporation

In September 2004, the Company reincorporated in the State of Delaware. In connection with the reincorporation, each outstanding share of Cellegy California common stock, no par value, was automatically converted into one share of Cellegy Delaware common stock, $0.0001 par value per share. Each stock certificate representing issued and outstanding shares of Cellegy California common stock continues to represent the same number of shares of Cellegy Delaware common stock. The Company recorded as additional paid-in capital, the cumulative excess value of the no par common shares that were converted to shares with par value of $.0001, as of the reincorporation date.

Preferred Stock

The Company’s Restated Certificate of Incorporation provides that the Company may issue up to 5,000,000 shares of preferred stock in one or more series. The Board of Directors is authorized to establish, from time to time, the number of shares to be included in, and the designation of, any such series and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock and to increase or decrease the number of shares of any such series without any further vote or action by the stockholders.

 Stock Market Listing

On September 14, 2005, the Company received a determination letter from the NASDAQ Listing Qualifications Panel transferring its stock listing to the NASDAQ Small Cap Market. On December 29, 2005, Cellegy was de-listed from the NASDAQ Small Cap Market. The delisting resulted from the Company not satisfying the $35 million market capitalization requirement under NASDAQ Marketplace Rule 4310(c)(2)(B)(ii). The Company’s stock currently trades on the Over-the-Counter Bulletin Board.

Stock Option Plans

2005 Equity Incentive Plan

The Company’s stockholders approved a new 2005 Equity Incentive Plan (the “2005 Plan”) at the Annual Meeting of Stockholders held September 28, 2005. The 2005 Plan replaces the 1995 Equity Incentive Plan (“Prior Plan”) which had expired. The 2005 Plan will be administered by the Board and the Board has delegated administration to the Compensation Committee. The Board of Directors may at any time amend, alter, suspend or discontinue the 2005 Plan without stockholders’ approval, except as required by applicable law. The 2005 Plan is not subject to ERISA and is not qualified under Section 401(a) of the Code.

The 2005 Plan provides for the granting of options and other awards to employees, directors and consultants. Options granted under the 2005 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees. The Compensation Committee determines who will receive options or other awards under the 2005 Plan and their terms, including the exercise price, number of shares subject to the option or award, and the vesting and exercisability thereof. Options granted under the 2005 Plan generally have a term of ten years from the grant date, and exercise price typically is equal to the closing price of the common stock on the grant date. Options typically vest over a three-year or four-year period. Options granted under the 2005 Plan typically expire if not exercised within 90 days from the date on which the optionee is no longer an employee, director or consultant. The vesting and exercisability of options may also be accelerated upon certain change of control events. As of December 31, 2006, the future compensation expense to be recognized for unvested options is approximately $20,000 over the remaining weighted average period of 1.75 years.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

		Weighted
	Shares Under	Average Exercise
	Option	Price
Balance at December 31, 2005	49,500	$1.34
Granted	-	-
Canceled	(1,500)	(1.39)
Exercised	-	-
Balance at December 31, 2006	48,000	1.34

The following table summarizes those stock options outstanding related to the 2005 Plan at December 31, 2006:

Options Outstanding				Options Exercisable
	Weighted				Weighted
Weighted	Average	Weighted			Average	Weighted
Average	Remaining	Average	Aggregate	Number	Remaining	Average	Aggregate
Number of	Contractual	Exercise	Intrinsic	of	Contractual	Exercise	Intrinsic
Options	Life	Price	Value	Options	Life	Price	Value
48,000	8.75 years	$1.34	$-	16,000	8.75 years	$1.34	$-

There were 16,000 options vested and exercisable under the 2005 Plan as of December 31, 2006.

Prior Plan

The total number of shares reserved and available for issuance pursuant to the exercise of awards under the Prior Plan is 4,850,000 shares. The Prior Plan will continue to govern the stock options previously granted thereunder, however, no further stock options or other awards will be made pursuant to the Prior Plan. As of December 31, 2006, the future compensation expense to be recognized for unvested options is approximately $60,000 over the remaining weighted average period of 1.40 years.

		Weighted
	Shares Under	AverageExercise
	Option	Price
Balance at December 31, 2005	2,240,473	$4.67
Granted	-	-
Canceled	(2,017,529)	(4.54)
Exercised	-	-
Balance at December 31, 2006	222,944	3.12

The following table summarizes those stock options outstanding and exercisable related to the Prior Plan at December 31, 2006:

Options Outstanding				Options Exercisable
	Weighted				Weighted
Weighted	Average	Weighted			Average	Weighted
Average	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Options	Life	Price	Value	Options	Life	Price	Value
222,944	6.93 years	$3.12	$-	133,027	6.26 years	$3.73	$-

No future options may be offered under the Prior Plan.

1995 Directors’ Stock Option Plan

In 1995, Cellegy adopted the 1995 Directors’ Stock Option Plan (the “Directors’ Plan”) to provide for the issuance of nonqualified stock options to eligible outside Directors. When the plan was established, Cellegy reserved 150,000 shares for issuance. From 1996 to 2005, a total of 350,000 shares were reserved for issuance under the Directors’ Plan. The 2005 Plan replaces the Directors’ Plan.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

The Directors’ Plan provides for the grant of initial and annual nonqualified stock options to non-employee directors. Initial options vest over a four-year period and subsequent annual options vest over three years. The exercise price of options granted under the Directors’ Plan is the fair market value of the common stock on the grant date. Options generally expire 10 years from the grant date, and generally expire within 90 days of the date the optionee is no longer a director. The vesting and exercisability of options may also be accelerated upon certain change of control events. As of December 31, 2006, the future compensation expense to be recognized for unvested options is approximately $20,000 over the remaining weighted average period of 0.40 years.

Activity under the Directors’ Plan is summarized as follows:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Balance at December 31, 2005	307,500	$4.74
Granted	-	-
Canceled	(214,500)	(5.86)
Exercised	-	-
Balance at December 31, 2006	93,000	4.44

The following table summarizes those stock options outstanding and exercisable related to the Directors’ Plan at December 31, 2006:

Options Outstanding				Options Exercisable
	Weighted				Weighted
Weighted	Average	Weighted			Average	Weighted
Average	Remaining	Average	Aggregate	Number	Remaining	Average	Aggregate
Number of	Contractual	Exercise	Intrinsic	of	Contractual	Exercise	Intrinsic
Options	Life	Price	Value	Options	Life	Price	Value
93,000	5.77 years	$4.44	$-	77,000	5.42 years	$4.47	$-

As of December 31, 2006 and 2005, there were no options available for future grants under the Directors’ Plan.

NonPlan Options

In November 2003, the Company granted an initial stock option to Mr. Richard Williams, on his appointment to become Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 of the options have an exercise price of $2.89 per share, the closing price of the stock on the grant date and 600,000 of the options have an exercise price of $5.00 per share. The option was vested and exercisable in full on the grant date, although a portion of the option, covering up to 600,000 shares initially and declining over time, is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and a director within certain future time periods. As of December 31, 2006, none of these options have been exercised.

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable. Aggregate intrinsic value of options exercised in 2006 was $1,804.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Balance at December 31, 2005	74,505	$5.37
Granted	-	-
Canceled	(32,105)	(4.25)
Exercised	(3,171)	(0.14)
Balance at December 31, 2006	39,229	6.93

The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at December 31, 2006:

Options Outstanding and Exercisable
	Weighted Average	Weighted
	Remaining	Average	Aggregate
Number	Contractual	Exercise	Intrinsic
of Options	Life	Price	Value
39,229	3.51 years	$6.93	$-

Shares Reserved

As of December 31, 2006, the Company has reserved shares of common stock for future issuance as follows:

Biosyn options	39,229
Kingsbridge SSO	3,493,601
Director's Plan	93,000
Warrants	2,374,593
Nonplan options	1,000,000
1995 Equity Incentive Plan	221,208
2005 Equity Incentive Plan	952,000
Total	8,173,631

Warrants

The Company has the following warrants outstanding to purchase common stock as of December 31, 2006:

		Exercise
	Warrant	Price Per
	Shares	Share	Date Issued	Expiration Date
June 2004 PIPE	604,000	$4.62	July 27, 2004	July 27, 2009
Kingsbridge SSO	260,000	5.27	January 16, 2004	Cancelled January 12, 2007
Biosyn warrants	81,869	5.84-17.52	October 22, 2004	2008 - 2014
May 2005 PIPE
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total	2,374,593

The Kingsbridge SSO warrants were cancelled in January 2007.

Non Cash Compensation Expense Related to Stock Options

For the year ended December 31, 2006, the Company recorded non cash compensation expense of approximately $150,000, of which approximately $136,000 and $14,000 were charged to SG&A and R&D expenses, respectively. For the year ended December 31, 2005, the Company recorded non cash compensation expense of $651. For the year ended December 31, 2004, the Company recorded non cash compensation expense of $109,000, of which approximately $70,000 and $39,000 were charged to SG&A and R&D expenses, respectively.

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

17. Income Taxes

At December 31, 2006, the Company had net operating loss carryforwards of approximately $89.3 million and $45.7 million for federal and state purposes, respectively. The federal net operating loss carryforwards expire between the years 2007 and 2026. The state net operating loss carryforwards expire between the years 2007 and 2016. At December 31, 2006, the Company also had research and development credit carryforwards of approximately $2.8 million and $1.4 million for federal and state purposes, respectively. The federal credits expire between the years 2007 and 2026 and the state credits do not expire. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes that could limit the Company’s ability to utilize these carryforwards. The Company most likely has experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. A future sale or merger of the Company, as contemplated and described in Footnote 1, may also impact the ability for the Company to utilize its current net operating loss carryforwards. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes. The Company determined that the net operating loss carryforwards relating to Biosyn are limited due to its acquisition in 2004 and has reflected the estimated amount of usable net operating loss carryforwards in its deferred tax assets below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amount of deferred tax assets in 2006 and 2005, not available to be recorded as a benefit due to the exercise of nonqualified employee stock options is approximately $643,000.

Under the provisions of paragraph 30 of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), if a valuation allowance is recognized for the deferred tax asset for an acquired entity's deductible temporary differences or operating loss or tax credit carryforwards at the acquisition date, the tax benefits for those items that are first recognized in the consolidated financial statements after the acquisition date shall be applied: (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other non-current intangible assets related to the acquisition, and (c) third to reduce income tax expense. The future tax benefit of the Biosyn pre-acquisition net operating losses, tax credits, and other deductible temporary differences, when they are ultimately recognized, will be recorded in accordance with paragraph 30 of SFAS No. 109.

Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$31,900	$31,400
Deferred revenue	-	3,000
Credit carry forward	3,700	3,800
Capitalized research and development	9,800	10,100
Depreciation and amortization	1,300	1,400
Intangible assets	-	(100)
Other, net	500	400
Total deferred tax assets	47,200	50,000
Valuation allowance	(47,200)	(50,000)
Net deferred tax assets	$-	$-

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate (dollars in thousands):

	Years Ended December 31,
	2006		2005
Net income (loss)	$9,672		$(5,008)
Tax (benefit) at Federal statutory rate	$3,289	34.00%	$(1,703)	(34.00)%
Meals and entertainment	3	0.03	8	0.10
Stock compensation expense	20	0.21	38	0.80
Gain on sale of subsidiary	30	0.31	-	-
Research credits	8	0.08	(15)	(0.30)
Deferred taxes:
Utilized	(3,350)	(34.64)	-	-
Not benefited	-	-	1,672	33.40
Provision for taxes	$-	-%	$-	-%

The valuation allowance for deferred tax assets for 2006 and 2005 decreased by approximately $2.8 million and $200,000, respectively.

18. Segment Reporting

Cellegy’s revenues consisted of Rectogesic sales in Europe, Australia, New Zealand, Singapore and South Korea, as well as licensing revenue relating to Fortigel, Rectogesic and Tostrex. Revenues also consist of grant funding from various domestic agencies and foundations. The Company divested its skin care business in December 2005. The Company has not reflected the sale of the skin care business as a discontinued operation due to immateriality.

Management regularly assesses segment operating performance and makes decisions as to how resources are allocated based upon segment performance. The accounting policies of the reportable segments are consistent with those described in Accounting Policies (Note 1).

Revenues from external sources by major geographic area are as follows:

	Years Ended December 31,
	2006	2005	2004
Revenues
North America
Pharmaceuticals	$1,925,779	$11,758,236	$1,840,840
Skin care	-	-	181,386
Europe
Pharmaceuticals	734,279	440,477	10,704

Revenue from continuing operations	$2,660,058	$12,198,713	$2,032,930

Revenues from product sales to one customer represented approximately 38% and 7% of total revenue in 2005 and 2004, respectively.

Net operating income (loss) from continuing operations by geographic region is as follows:

	Years Ended December 31
	2006	2005	2004
Operating Income (Loss)
North America
Pharmaceuticals	$9,119,113	$(4,912,541)	$(25,689,095)
Skin care	-	-	(2,531,258)
Europe
Pharmaceuticals	227,082	(184,803)	(149,375)

Net income (loss) from continuing operations	$9,346,195	$(5,097,344)	$(28,369,728)

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

Assets by major geographic region are as follows:

	December 31,
Assets	2006	2005	2004
North America	$4,145,177	$5,217,480	$12,532,030
Pacific Rim	-	1,232,503	1,331,295

Total assets	$4,145,177	$6,449,983	$13,863,325

19. Related Party Transactions

The Company pays fees to its board members for services to the board, including the audit, nominating, and compensation committees. The total cash payments to these directors during 2006, 2005 and 2004, were $104,250, $75,500 and $180,703, respectively.

Three directors, Messrs. Adams, Rothermel and Williams purchased a total of 50,000 shares in connection with the May 2005, PIPE financing at the closing market price of the common stock on the date of the transaction.

20. Discontinued Operations

On April 11, 2006, Epsilon purchased all of the shares of Cellegy Australia. The subsidiary was part of the Pharmaceutical Segment for the Australian and Pacific Rim geographic areas. The purchase price for the shares was $1.0 million plus amounts equal to the liquidated value of Cellegy Australia's cash, accounts receivable and inventory. The total amount received was approximately $1.3 million. Below is a summary of the assets and liabilities included in the sale:

Cash	$185,554
Inventory	69,427
Accounts Receivable	52,305
Goodwill	955,415
Current liabilities	13,747

Cellegy recorded a pretax gain of approximately $88,000 which is reflected in other income. There was no income tax effect to this transaction as Cellegy had a full valuation on its deferred taxes and more than likely will not pay any taxes on the transaction.

Cellegy's discontinued operations reflect the operating results for the disposal group through the date of disposition and recognize the subsidiary's foreign currency translation balance as income in the current period pursuant to SFAS No. 52, Foreign Currency Translation. Below is a summary of those results:

	Years Ended December 31,
	2006	2005	2004

Net revenue	$165,805	$636,632	$563,447
Cost of revenues	26,586	135,054	84,364
Gross Profit	139,219	501,578	479,083
R&D expenses	-	(91,151)	(16,511)
S, G & A expenses	(64,614)	(333,060)	(254,002)
Operating income	74,605	77,367	208,570
Interest income	1,554	12,338	7,096
Gain on foreign currency translation	249,451	-	-
Income from discontinued operations	$325,610	$89,705	$215,666

Cellegy Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

21. Subsequent Events

In January 2007, Kingsbridge released Cellegy of its obligations under the SSO. In connection therewith, the Company, as of December 31, 2006, reversed financing fees due Kingsbridge of $266,000.

The Company had previously established an agreement with DPT Laboratories, Inc. (“DPT”) to create an alternate manufacturing site. In January 2007, DPT agreed to forgive the Company of its obligations under the agreement and reversed $255,000 of amounts invoiced in 2005. The Company recorded this item as a reversal of clinical manufacturing expense in 2006.

22. Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share data)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$1,236	$1,227	$172	$25
Operating Income (loss)	(2,227)	(957)	(1,397)	(105)
Net Income (loss) from continuing operations	(2,487)	(1,094)	(1,640)	14,567
Basic net income (loss) per common share	(0.08)	(0.04)	(0.05)	0.50
Diluted net income (loss) per common share	(0.08)	(0.04)	(0.05)	0.50

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$1,453	$7,613	$1,738	$1,395
Operating income (loss)	(5,220)	4,911	(2,746)	(2,302)
Net income (loss) from continuing operations	(5,098)	4,796	(2,867)	(1,928)
Basic net income (loss) per common share	(0.19)	0.17	(0.09)	(0.08)
Diluted net income (loss) per common share	(0.19)	0.16	(0.09)	(0.08)