Form 10-K/A
period 2006-12-31
CELLEGY PHARMACEUTICALS INC
filed 2007-04-30
CIK 887247

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

Documents Incorporated By Reference:
None.

EXPLANATORY NOTE

Cellegy Pharmaceuticals, Inc., is filing this Amendment No. 1 to the company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 (the “2006 Form 10-K”).  The purpose of this amendment is to include information in Part III that was incorporated by reference from the Proxy Statement for the 2007 Annual Meeting of Stockholders in the original filing on April 2, 2007.  Items 10, 11, 12, 13 and 14 of the 2006 Form 10-K are hereby amended and restated in their entirety as follows.

TABLE OF CONTENTS

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	3

Item 11.	EXECUTIVE COMPENSATION	5

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	18

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	19

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	20

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	22

Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 10:               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth certain information concerning the directors of Cellegy Pharmaceuticals, Inc. (“Cellegy” or the “Company”).

Name	Age	Principal Occupation	Director Since
Richard C. Williams	63	President, Conner-Thoele Ltd., Interim Chief Executive Officer, Cellegy Pharmaceuticals	2003

Tobi B. Klar, M.D.(3)	52	Dermatologist and Associate Clinical Professor in Dermatology, Albert Einstein Medical Center	1995

John Q. Adams, Sr.(1)(2)(3)	70	President, J.Q. Enterprises	2003

Robert B. Rothermel (2)	63	Partner, CroBern Management Partnership	2004

Thomas M. Steinberg(1)(2)(3)	50	Financial Advisor	2003

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

Robert B. Rothermel. Mr. Rothermel became a director in January 2004. He is currently a partner of CroBern Management Partnership, a healthcare management and venture capital firm. In November 2002, he retired from Deloitte & Touche, where in his last position, he was the global leader of the firm’s Enterprise Risk Services practice. He previously served as the lead audit engagement partner for several multi-national corporations, and has led professional services in specialty areas such as IPOs, acquisitions, divestitures, restructurings, and litigation. Mr. Rothermel holds a B.S. degree in business administration from Bowling Green State University.

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

Board Composition

Our board of directors (the “Board”) currently consists of five members. The term of office of each person elected as a director will continue until the next annual meeting of stockholders or until his or her successor has been elected and qualified. The Board has determined that Messrs. Adams, Klar, Rothermel and Steinberg qualify as independent directors in accordance with the listing requirements of the NASDAQ Global Select Market (“NASDAQ”) based on representations from each director that they meet the relevant NASDAQ and SEC definitions. The NASDAQ definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members, has engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationship exists that, in the opinion of our Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Executive Officers

Information required by this Item with respect to executive officers may be found in Part III of the 2006 Form 10-K in the section captioned “Executive Officers of the Registrant.”

Audit Committee

Messrs. Adams, Rothermel and Steinberg are the current members of the Audit Committee. Mr. Rothermel is the current chair of the committee. During fiscal 2006 the Audit Committee held 4 meetings. The Audit Committee assists the full Board in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Subject to an approved charter, the Audit Committee reviews our financial results, accounting practices, internal control systems and the fee arrangements with our independent auditors as well as their independence and performance, and meets with our independent auditors concerning the scope and terms of their engagement and the results of their audits. The Board has determined that each member of the Audit Committee is “independent” as defined by the applicable NASDAQ rules and by the Sarbanes-Oxley Act of 2002 and regulations of the Securities and Exchange Commission (“SEC”), and that Mr. Rothermel qualifies as an “audit committee financial expert” as defined in such regulations. The Board has adopted a written charter for the Audit Committee, a copy of which was attached as Annex B to the proxy statement for our 2005 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Executive officers, directors and greater-than-10% holders are required to furnish us with copies of all of these forms which they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2006, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. The Company will provide any person, without charge, a copy of the Code. Requests for a copy of the Code may be made by writing to the Company at Cellegy Pharmaceuticals, Inc., 2085B Quaker Point Rd., Quakertown, PA 18951, Attention: Chief Financial Officer.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to describe the material elements of compensation provided to our Named Officers for fiscal year 2006. The discussion should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

General

Our overall compensation philosophy and objectives during 2006 were affected by a number of events relating to Cellegy. In July 2006, we received an Approvable Letter from the U.S. Food and Drug Administration, or FDA, regarding our leading product candidate, Cellegesic. The letter stated that the before the FDA would consider approving the product for marketing, Cellegy must conduct another clinical trial to demonstrate efficacy at a level deemed statistically significant by the FDA. In September 2006, we entered into an agreement with ProStrakan International Limited to sell a material portion of our assets, including our intellectual property and other assets relating to Cellegesic and several of our other product candidates, and that transaction was completed in November 2006. In light of the above events during 2006, our compensation philosophy for 2006 was affected to a significant degree by the corporate and strategic alternatives for the company during 2006, and by the goal of retaining the services of the senior executives whose services were deemed necessary in light of the company’s alternatives. Accordingly, a portion of the discussion below relates primarily to the earlier portions of 2006 rather than our compensation philosophy during the later portions of 2006.

Subject to the above, our compensation philosophy generally reflects a policy of rewarding executives based on their individual performance as well as attempting to align their interests with those of our stockholders, and of providing compensation arrangements that enable us to attract, retain and motivate highly qualified management professionals. Consistent with this philosophy, the following goals provide a general framework for our executive compensation program:

•	pay competitively to attract, retain and motivate executives who must operate in a demanding environment;

•	relate total compensation for each executive to overall company performance as well as individual performance;

•	establish a mix of total compensation elements to reflect competitive market requirements and strategic business needs; and

•	generally attempt to align the interests of our executives with those of our stockholders.

Our compensation committee assists the Board in reviewing compensation arrangements for executive officers. Principal functions of the compensation committee include:

•	reviewing and recommending approval of compensation arrangements (including severance provisions) of our Chief Executive Officer ("CEO") and our other executive officers;

•	to the extent the Board delegates such authority to the committee, administering our equity incentive plans and agreements;

•	reviewing and making recommendations to the Board with respect to incentive compensation and equity plans; and

•	performing other duties regarding compensation for employees and consultants as the Board may from time to time delegate to the committee.

The compensation committee has authority to retain its own compensation consultants and to obtain advice and assistance from internal or external legal, accounting or other advisors.

Management plays a role in the compensation-setting process. The most significant aspects of management’s role are to evaluate employee performance and recommend salary levels and equity compensation awards. Our CEO usually makes recommendations to the compensation committee and the Board concerning compensation for other executive officers. Our CEO is a member of the Board but does not participate in Board decisions regarding any aspect of his own compensation.

The compensation committee administers Cellegy’s incentive and equity plans, including the 1995 Equity Incentive Plan (the “1995 Plan”), 1995 Directors’ Stock Option Plan (the “1995 Directors Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”) (collectively, the “Plans”). Consistent with our general goal of relating compensation to overall corporate and individual performance, the incentive component of the compensation of executive officers is contingent on the achievement primarily of corporate goals and, secondarily, on individual objectives. Long-term equity incentives for executive officers include the granting of stock options and additional incentives including cash bonuses. Stock options generally have value for the executive only if the price of Cellegy’s stock increases above the fair market value on the grant date and the executive remains in Cellegy’s employ for the period required for the shares to vest or, where vesting of options is subject to the attainment of certain performance objectives, if the specified performance objectives are attained.

Equity-based awards have been reflected in our consolidated financial statements, based upon the applicable accounting guidance. Effective January 1, 2006, we adopted FAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption of FAS 123R. FAS 123R requires us to estimate and record an expense over the service period of the stock-based award. Under this transition method, compensation cost associated with stock options recognized in the year ended December 31, 2006, includes (i) amortization related to the remaining unvested portion of all stock option awards granted before January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) amortization relating to all stock option awards granted or modified on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

With respect to equity-based awards, while any income recognized by our executive officers and other employees from the exercise of non-qualified stock options generally should be deductible, to the extent that in the future we grant incentive stock options, any gain recognized by the optionee related to such options will not be deductible by us if there is no disqualifying disposition by the optionee.

We do not time the granting of our options with any favorable or unfavorable news released by the company. We do not have any program, plan or practice that requires us to grant equity-based awards on specified dates, other than for outside directors under the provisions of the 2005 Plan, which provides for an initial option grant upon a person’s election to the Board and an annual option grant following the annual meeting of stockholders. The exercise price for stock option grants is determined by reference to the closing price per share on the OTC Bulletin Board or on such other exchange on which our common stock may be traded, at the close of business on the date of grant. Option awards under the compensation programs discussed above are made at regular or special compensation committee or Board meetings. The effective date for such grants is the date of such meeting. We may also make grants of equity incentive awards at the discretion of the compensation committee or the Board in connection with the hiring of new executive officers and other employees.

In general, in determining the number of options to be granted to executives and the frequency of option grants, we take into account the individual’s position, scope of responsibility, ability to affect the company’s performance, the individual’s performance and the value of stock options in relation to other elements of total compensation. Option grants are generally designed to reward executive officers and other key employees directly for appreciation in the long-term price of our stock. The option grants also place what can be a significant element of compensation at risk because the options have no value unless there is appreciation over time in the value of our stock.

The base salaries, incentive compensation and stock option grants of the executive officers are influenced, in part, by information the committee may obtain concerning prevailing compensation practices of other pharmaceutical companies with whom Cellegy competes for executive talent and by evaluating such information in connection with Cellegy’s corporate goals and objectives. The committee may review compensation data from certain companies within Cellegy’s industry group and geographic location using salary and stock option survey data and publications. Market information regarding pay practices at other companies may also be compiled and considered in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace. However, in the past our Board and compensation committee have not regularly used industry benchmarks or hired compensation consultants when determining the compensation to be paid to executive officers.

Principal Components of Compensation of Our Executive Officers

The principal components of the compensation we have historically paid to our executive officers have consisted of:

•	base salary;

•	bonuses;

•	cash incentive compensation, generally pursuant to the terms of compensation plans established for our executive officers;

•	equity compensation, generally in the form of grants of stock options; and

•	severance and change of control benefits.

Allocation of Compensation among Principal Components

The compensation committee has not yet established any policies or guidelines with respect to the mix of base salary, bonus, cash incentive compensation and equity awards to be paid or awarded to our executive officers. In general, the compensation committee believes that a significant percentage of the compensation of the senior members of our management should be performance-based. However, to remain competitive in the market for highly qualified executives, it is often necessary to provide for significant base salary amounts and cash incentives. During 2007 and depending in part on the nature of the strategic alternatives for Cellegy that our Board chooses to pursue, the compensation committee may adopt more formal and structured compensation policies and programs. The foregoing information is intended to provide context for the discussion that follows regarding our existing compensation arrangements with the Named Officers for all or part of 2006.

2006 Compensation

Executive Summary

Our compensation arrangements with our Named Officers for 2006 were significantly influenced by events affecting Cellegy’s business during 2006 as well as the individual circumstances surrounding the applicable executive officer’s hiring or appointment. For example, our compensation arrangements for Richard C. Williams are based primarily upon the arrangements negotiated with Mr. Williams at the time he agreed to serve as Chairman of the Board in 2003 and when he assumed the position of Interim Chief Executive Officer in 2005. Our compensation arrangements for Robert J. Caso, our Chief Financial Officer, are based primarily upon the provisions in the employment agreement negotiated with Mr. Caso at the time that he became chief financial officer in April 2005. Our compensation arrangements for John J. Chandler, who served as our Vice President, Corporate Development during 2006 until his termination in September 2006, were based primarily on his written employment letter agreement with the company. Our compensation arrangements with Anne-Marie Corner, who served until January 31, 2006 as our Vice President, Women’s Health Division, were based primarily on a written employment agreement negotiated with Ms. Corner in connection with our acquisition of Biosyn, Inc., a company of which Ms. Corner was the Chief Executive Officer, in October 2004.

In 2006 and early 2007, we took a number of actions concerning compensation of our Named Officers:

•	We did not pay any bonuses in 2006 with respect to the 2005 year, and we did not pay any bonuses to any Named Officer with respect to the 2006 year.

•	We did not grant any stock options to any of the Named Officers during 2006 or 2007 through the date of this Report.

•	Following her resignation at the end of January 2006, we entered into a consulting arrangement with Ms. Corner to assist with of activities relating to our Biosyn subsidiary and product candidates.

•
In order to induce Mr. Caso to remain with the company, in December 2005, we entered into a retention bonus arrangement, and paid a retention bonus to Mr. Caso in July 2006, in full satisfaction of any severance compensation that would otherwise be payable to him upon termination of his employment.

•	In January 2007, at Mr. Williams’ suggestion, we reduced the rate of base compensation payable to Mr. Williams to $25,000 per month.

Base Salary

Subject to the provisions contained in employment agreements with executive officers concerning base salary amounts, in determining base salaries we consider the executive’s qualifications and experience, scope of responsibilities, the goals and objectives established for the executive, the executive’s past performance, internal pay equity, and cash incentive payments, and the extent to which the company’s performance was affected by the executive’s actions. We believe it is important for the company to provide adequate fixed compensation to executives working in a highly volatile and competitive industry. Base salary is largely determined based on the subjective judgment of the compensation committee without the use of a formula, taking into account the factors described above.

Interim Chief Executive Officer. In November 2003, in consideration of the agreement of Richard C. Williams to serve as Chairman of the Board and a director, we agreed to pay Mr. Williams a fee of $100,000 per year. We also granted a stock option to Mr. Williams to purchase 1,000,000 shares of common stock, with 400,000 shares at an exercise price of $2.89 per share, which was the closing market price of the common stock on the grant date, and 600,000 shares at an exercise price of $5.00 per share. The option is vested and exercisable in full immediately, although a portion of the option, covering up to 600,000 shares initially and declining over a three-year period, was subject to cancellation to the extent the portion had not been exercised, in the event that Mr. Williams voluntarily resigned as Chairman and a director within certain time periods. Following the resignation of our former chief executive officer, in January 2005 Mr. Williams became interim Chief Executive Officer. In connection with his appointment, we agreed to pay Mr. Williams a total of $40,000 per month during his service as interim Chief Executive Officer (which amount includes the payments for services as Chairman). In approving such amount the Board took into consideration the base compensation rate payable to the former Chief Executive Officer, the fact that no additional stock options or other equity compensation would be awarded to Mr. Williams for his services as interim chief executive officer, the value that Mr. Williams could bring to Cellegy, the fact that the agreement did not provide for any severance compensation to Mr. Williams or other benefits after termination of his employment with the company, and general information regarding compensation of chief executive officers at comparable companies. During 2006, at the request of Mr. Williams, Mr. Williams volunteered to reduce the cash portion of his salary by $20,000 per month until the company's liquidity improved, with the balance accrued. The accrued amount was paid in November 2006. In January 2007, at Mr. Williams’ suggestion and in light of the company’s goals, objectives and strategic alternatives, we reduced the rate of base compensation payable to Mr. Williams from $40,000 per month to $25,000 per month, subject to subsequent review by the Board.

Chief Financial Officer. We have an employment agreement with Robert J. Caso, who became our Chief Financial Officer in March 2005. The agreement provides for compensation at an annual base rate of $200,000 per annum. The Board believed that this base salary was competitive for companies comparable to Cellegy. The agreement also provided for the grant of a stock option to purchase up to 100,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant, vesting annually in three installments. Ms. Caso also became a participant in the company’s Retention and Severance Plan, and entered into the company’s standard indemnity agreement for officers of the Company. On December 31, 2005, in order to induce Mr. Caso to remain with us, we entered into a retention agreement with Mr. Caso providing that if he remains an employee through June 30, 2006, he would be entitled to receive a payment equal to one year’s base salary. The Board believed that retention of Mr. Caso was important to achieve the company’s objectives for 2006. This retention payment replaced, and was in lieu of, any compensation that Mr. Caso would have been entitled to receive under the Retention and Severance Plan, and Mr. Caso agreed to execute, at the time of his termination of employment, a general release of claims similar to the form specified in the Retention and Severance Plan. The retention payment was made in July 2006. The Board did not change Mr. Caso’s base compensation rate for 2007.

Vice President, Corporate Development. Mr. Chandler became Vice President, Corporate Development, of the Company in May 1998. At that time, his employment agreement with the Company provided for an annual base salary of $165,000. Mr. Chandler’s cash compensation for 2006 was the amount specified in his employment agreement, as adjusted for annual merit and performance. Effective September 8, 2006, we terminated Mr. Chandler’s employment. He was a participant in the Company’s Retention and Severance Plan, and pursuant to the plan he received severance payments equal to six months of his annual base salary or $112,500. Pursuant to the terms of the Retention and Severance Plan, options held by Mr. Chandler on the date of employment termination were exercisable for six months after the date of employment termination; however, the exercise price of those options was $2.89 per share and the market price of our common stock on December 31, 2006 was $0.055 per share, and the options expired without being exercised.

Vice President, Women’s Preventive Health. In connection with Cellegy’s acquisition of Biosyn, Inc. in October 2004, Cellegy entered into an employment agreement with Ms. Anne-Marie Corner, formerly the President of Biosyn, to become Senior Vice President, Women’s Preventive Health, of Cellegy.  The agreement had an initial term of two years and provided for automatic renewal for successive one-year terms unless either party elects to terminate the agreement. The agreement provided for a base compensation rate of $250,000 per year, issuance of a bonus of $25,000 in recognition of performance during the course of 2004, and eligibility to participate in incentive compensation or bonus programs that the board of directors may establish from time to time.  The agreement provided for severance compensation including 12 months of salary and continuation of insurance benefits in certain circumstances including termination of employment other than for cause. Ms. Corner resigned as an officer and employee of the company effective January 31, 2006, but continued as a consultant for a period through April 30, 2006 to assist with the company’s strategies concerning the Biosyn product candidates and assets. Her consulting arrangement provided for compensation at a rate of $250 per hour. For 2006, we paid Ms. Corner $88,125 for her consulting services.

Bonus Compensation

We have not historically paid any automatic or guaranteed bonuses to our executive officers. However, we have from time to time paid signing, retention or other bonuses to particular executive officers. In addition, in certain previous years we have established cash incentive programs for our executive officers and employees that provide for payment of amounts based on a range of percentages of their base salaries. For years when we have established such programs, the percentage typically varies by position, with the percentage being higher for those, more senior persons having a greater ability to impact overall corporate results and payout is based on achievement of individual objectives corporate goals such as targets relating to clinical programs, the regulatory process or commercializations of the Company’s products. In years when we have established such programs, corporate goals for the year were approved by the Board after review by the compensation committee. Individual objectives for officers were approved by the compensation committee after review by the CEO. For example, in 2004 the Board approved such program, and compensation formulas were weighted with achievement of corporate goals accounting for 70% of the weighting for executive officers and 85% for the CEO, with the balance of the weighting based on performance against individual management objectives. In light of developments concerning our business and cash position during 2006, the Board did not establish any bonus plans or pay any bonuses during 2006.

Equity Compensation

Our historical practice has been to grant equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in us. Such grants have consisted primarily of stock options, both non-qualified stock options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and incentive stock options. Each of our executive officers is eligible to receive stock option grants under the 2005 Plan.

Stock options typically have been granted to executive officers when the executive first joins Cellegy, in connection with a significant change in responsibilities, in response to changes in industry practices and, occasionally, to achieve equity within a peer group. The compensation committee may, however, grant additional stock options to executives and employees for other reasons. The number of shares subject to each stock option granted is within the discretion of the committee and is based on anticipated future contribution, the need to retain key employees, their ability to impact business unit the number of options already held by the employee and past performance and/or consistency within the executive’s peer group. Stock options generally become exercisable over a four-year period and, in certain instances, sooner based on the attainment of certain objectives, but the committee has on occasion approved three-year or other vesting schedules.

We did not grant any new stock options to any executive officer during 2006, reflecting primarily the Company’s performance, anticipated operations for 2006 and the current stock and option holdings of the executive officers.

Compliance with Section 162(m) of the Internal Revenue Code of 1986.

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for non-qualifying compensation in excess of $1,000,000 paid to in any taxable year to any of the individual who is the chief executive officer at the end of the taxable year and the four other highest compensated officers of Cellegy during the taxable year. Cash compensation for fiscal 2006 for any individual was not in excess of $1,000,000, and Cellegy does not expect cash compensation for fiscal 2007 to be in excess of $1,000,000. We manage our compensation programs in light of applicable tax provisions, including 162(m), and may revise compensation plans from time to time to maximize deductibility. However, the compensation committee and the Board has the right to approve compensation that does not qualify for deduction when and if it deems it to be in the best interests of Cellegy to do so.

Severance and Change of Control Payments

Our Board believes that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time and that severance arrangements may be necessary to attract highly qualified officers in a competitive hiring environment.

The Board adopted a Retention and Severance Plan in April 2003, and the company has entered into related agreements with each of its then-officers and certain other employees.  However, as noted elsewhere, Mr. Williams and Mr. Caso are not participants in the plan. Under the plan, if an executive’s employment is terminated “upon a change of control,” as that term is defined in the plan, the executive will receive a lump sum payment in an amount equal to one year of base salary and one year of his or her targeted bonus.  In addition, the vesting and exercisability of outstanding but unvested options held by the executive will be accelerated in full so that the options are fully vested, and the executive will have 12 months after the date of termination to exercise the options.  The executive will receive paid COBRA medical and health insurance coverage for 12 months.  If the company terminates an executive’s employment, without cause (as that term is defined in the plan) in the absence of a change of control, the executive will receive his or her base salary for a period of six months, reduced by the amount of any compensation earned by the executive from other employment during that time.  In addition, the executive will have six months from the date of termination to exercise options to the extent vested on the date of termination, and the executive will receive paid COBRA medical and health insurance coverage for six months.  As a condition of receiving benefits under the plan, the company may require the executive to sign a general release of claims in connection with the executive’s employment termination.

In connection with the negotiation of overall compensation arrangements for Mr. Williams in 2005, Mr. Williams and the company agreed that there would be no severance payments in the event of a termination of employment.

As described above, to provide incentive for him to remain employed with the Company, the company paid Mr. Caso a retention payment equal to one year’s base salary. Mr. Caso agreed that he would receive no severance compensation upon termination of employment and that he would execute a release of claims in favor of the company upon employment termination.

Mr. Chandler was a participant in the Company’s Retention and Severance Plan, and upon his employment termination he received severance compensation equal to six months’ base salary. In connection with his termination and severance payments, Mr. Chandler executed a general release of claims in favor of the company.

Ms. Corner resigned in January 2006 and did not receive any severance compensation.

Other Benefits

We believe establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life insurance and our 401(k) plan, in each case on the same basis as other employees. We provide a matching contribution under our 401(k) plan, but we do not offer retirement benefits. The Company discontinued its 401(k) plan in August of 2006.

Perquisites

Under the terms of the employment agreements with our executive officers, we are obligated to reimburse each executive officer for all reasonable business other expenses incurred by them in connection with the performance of his duties and obligations under the agreement.

Other

The Compensation Committee, as plan administrator of the Company’s equity incentive plans, has the authority in certain circumstances to provide for accelerated vesting of the shares of common stock subject to outstanding options held by the Named Officers as well as other optionees under the plans in connection with certain kinds of changes in control of Cellegy.

Board Process

On at least an annual basis, the compensation committee reviews all compensation and awards to our chief executive officer. Subject to provisions of any applicable employment agreements, the compensation committee typically reviews base salary levels and total compensation for executive officers and employees at least annually, often before the beginning of each fiscal year. With respect to equity compensation awarded to other employees, the compensation committee or the Board grants stock options, often after receiving a recommendation from our CEO (except in the case of awards to the CEO).

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.

Thomas M. Steinberg
John Q. Adams

The preceding Report of the Compensation Committee shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Cellegy specifically incorporated it by reference.

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Cellegy during fiscal year 2006 to (i) each person who served as our chief executive officer during 2006 (“CEO”), (ii) each person who served as our principal financial officer during 2006 (the “CFO”), (iii) the three most highly compensated officers other than the chief executive officer and principal financial officer who were serving as executive officers at the end of 2006 and whose total compensation for such year exceeded $100,000 (of which there were no such persons), and (iv) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of 2006 (collectively with the CEO and CFO, the “Named Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($)(3)	Total ($)
Richard C. Williams Chairman and Interim Chief Executive Officer	2006	$480,000	$—	$—	$60,000	$540,000

Robert J. Caso Vice President, Chief Financial Officer	2006	200,000	—	29,084	201,333 (1)	430,417

John J. Chandler Vice President, Corporate Development	2006	155,357	—	12,563	113,718 (4)	281,638

Anne Marie Corner Sr. Vice President, Women’s Preventive Health	2006	20,833	—	—	98,100 (5)	118,933

(1)	Includes retention payment of $200,000 in July 2006.

(2)
The amounts in this column represent amounts recognized for financial reporting purposes in 2006 in accordance with SFAS 123(R). See Note 16 to our consolidated financial statements per Item 15 of our 2006 Annual Report on Form 10-K.

(3)
Includes matching contributions under the Company’s 401k plan for 2006 of $1,333, $1,218, and $303 for Mr. Caso, Mr. Chandler and Ms. Corner, respectively; long term insurance premiums paid in 2006 of $227 for Ms. Corner, and payment of accrued unused vacation with connection with termination of employment of $9,445 for Ms. Corner.  With respect to Mr. Williams, the amount shown includes payment in 2006 with respect to services rendered in 2005.

(4)	Mr. Chandler’s employment was terminated in September 2006. Of this amount, $112,500 was paid pursuant to severance compensation arrangements.

(5)
Ms. Corner resigned effective January 31, 2006. She continued to render consulting services to the company during a portion of 2006 following her resignation. The amount in this column includes $88,125 of consulting payments made to Ms. Corner for consulting services rendered during 2006.

Grants of Plan-Based Awards

There were no grants or awards made to any Named Officer in 2006 under any plan.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as of December 31, 2006 regarding unexercised stock options held by each of our Named Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard C. Williams	600,000	—	$5.00	11/06/2013
	400,000	—	2.89	11/06/2013
Robert J. Caso	33,333 (1)	66,667	1.75	03/30/2015
John J. Chandler (2)	—	—	—	—
Anne Marie Corner (3)	1,713 1,713 3,426	— — —	0.058 17.516 0.058	01/31/07 01/31/07 01/31/07

(1)	The shares of common stock underlying this option vest in three equal annual installments beginning March 30, 2005.
(2)	Mr. Chandler’s employment was terminated in September 2006 and all of his options have terminated without being exercised.
(3)	These options are vested and exercisable.

Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options, stock appreciation rights and similar instruments during 2006 for each Named Officer.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Richard C. Williams	—	$—
Robert J. Caso	—	—
John J. Chandler	—	—
Anne Marie Corner	2,056	1,238

(1)
The aggregate dollar amount realized upon the exercise of an option represents the difference between the aggregate market price of the shares of our common stock underlying that option on the date of exercise and the aggregate exercise price of the option.

Pension Benefits Nonqualified Deferred Compensation

Cellegy does not offer any post employment compensation that would be required to be disclosed as pension benefits or non-qualified deferred compensation. None of our Named Officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified. Therefore, in accordance with SEC rules we have omitted these tables. During 2006 and at his request, Richard C. Williams volunteered to defer $20,000 per month of his consulting fee until the Company’s liquidity improved. No interest or other fees accrued on the deferred amounts and these amounts were paid to him in November 2006.

Potential Payments Upon Termination or Change in Control

We have entered into employment agreements with certain of our Named Officers that require us to make payments upon termination or a change of control in Cellegy. These arrangements are discussed below.

In connection with Cellegy’s acquisition of Biosyn, Inc. in October 2004, Cellegy entered into an employment agreement with Ms. Anne-Marie Corner, formerly the President of Biosyn, to become Senior Vice President, Women’s Preventive Health, of Cellegy. The agreement provided that if Cellegy terminated Ms. Corner’s employment in a termination other than for cause, or if Cellegy elected not to renew the term of the agreement at the end of its two-year term or any renewal term thereafter, or if Ms. Corner terminated her employment in a termination for Good Reason, then Cellegy would be obligated to pay Ms. Corner severance compensation of 12 months of salary, one-half of which would be paid in a lump sum payment and the balance of which would be paid in six equal monthly installments, and to continue insurance benefits at the company’s expense for a period of 12 month, including termination of employment other than for cause. In addition, in the event of such a termination, any stock options granted by Cellegy to Ms. Corner would become vested and exercisable on a pro rata basis through the date of termination (with vesting to determined on a monthly basis), subject to the provisions of Cellegy’s Retention and Severance Plan that provides for full vesting upon a Change of Control transaction. The agreement also provides for accelerated vesting of options in connection with termination of employment other than for cause. Ms. Corner resigned as an officer and employee of the Company effective January 31, 2006. Her resignation was treated as a voluntary termination of employment, and accordingly, no severance compensation was payable in connection with her termination, and no accelerated vesting of stock options resulted from her resignation.

Cellegy has an employment agreement with Robert J. Caso, who became our Chief Financial Officer in March 2005. Pursuant to the agreement, Mr. Caso also became a participant in our Retention and Severance Plan. On December 31, 2005, the Company entered into a retention agreement with Caso providing that if he remained an employee through June 30, 2006, he would be entitled to receive a bonus equal to one year’s base salary. This retention payment replaced, and was in lieu of, any payment that Mr. Caso would have been entitled to receive under the Retention and Severance Plan, and was conditioned upon Mr. Caso executing, at the time of his termination of employment, a general release of claims similar to the form specified in the Retention and Severance Plan. The Company paid the retention bonus of $200,000 in July 2006. Under the terms of the option agreement relating to the option held by Mr. Caso, upon a change in control of the company, vesting of the option may accelerate and the option may become exercisable in full. However, the exercise price of the option is $1.75 per share, and as of December 31, 2006, the market price of our common stock was $0.0x per share, and as a result no compensation would be payable if a change of control event had occurred as of that date. There is no other contract, agreement, plan or arrangement with Mr. Caso providing for payments following or in connection with, any termination of employment, other than statutory obligations to pay accrued unused vacation time and to make health insurance available, at Mr. Caso’s expense, pursuant to COBRA requirements.

Mr. Chandler’s employment was terminated in a termination other than for cause effective September 8, 2006. Subsequent to his departure and pursuant to the provisions of his severance arrangement, we made a series of severance payments in 2006 to Mr. Chandler totaling $112,500.

Mr. Williams and Mr. Caso are not participants in the Retention Plan and we do not have any contract, agreement, plan or arrangement with either such officer providing for payment to the officer at, following, or in connection with any termination, or a change of control of Cellegy or a change in such officer’s responsibilities, other than statutory obligations to pay accrued but unused vacation time and obligations to provide insurance benefits, at the officer’s expense pursuant to the requirements of COBRA laws.

Accordingly, there are no Named Officers employed by us as of December 31, 2006, who were entitled to receive any severance payments on the date upon termination of employment.

Retention and Severance Plan; Options

The Board adopted a Retention and Severance Plan in April 2003, and the Company entered into related agreements with each of its then officers and certain other employees. Under the plan, if an executive’s employment is terminated “upon a change of control,” as that term is defined in the plan, the executive will receive a lump sum payment in an amount equal to one year of base salary and one year of his or her targeted bonus. In addition, the vesting and exercisability of outstanding but unvested options held by the executive will be accelerated in full so that the options are fully vested, and the executive will have 12 months after the date of termination to exercise the options. The executive will receive paid COBRA medical and health insurance coverage for 12 months. If the Company terminates an executive’s employment, without cause (as that term is defined in the plan) in the absence of a change of control, the executive will receive his or her base salary for a period of six months, reduced by the amount of any compensation earned by the executive from other employment during that time. In addition, the executive will have six months from the date of termination to exercise options to the extent vested on the date of termination, and the executive will receive paid COBRA medical and health insurance coverage for six months.  As a condition of receiving benefits under the plan, the Company may require the executive to sign a general release of claims in connection with the executive’s employment termination.

The Retention Plan defines a “Change of Control as: (a) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, other than a trustee or other fiduciary holding securities of the Company under an employee benefit plan of the Company, becomes the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of (A) the outstanding shares of common stock of the Company or (B) the combined voting power of the Company’s then-outstanding securities; (b) the Company is party to a merger or consolidation, or series of related transactions, which results in the voting securities of the Company outstanding immediately prior thereto failing to continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty (50%) percent of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; (c) the sale or disposition of all or substantially all of the Company’s assets (or consummation of any transaction, or series of related transactions, having similar effect); (d) the dissolution or liquidation of the Company; provided, however, that the dissolution or liquidation of the Company shall be deemed to be a Change of Control only if the Company has sufficient cash to pay all amounts it is obligated to pay to any federal, state or local taxing or other authority, all of its creditors and all amounts required to be paid to employees in respect of compensation or benefits, and only if the Board determines that treatment of such event as a Change of Control is consistent with its fiduciary duties; or (e) any transaction or series of related transactions that has the substantial effect of any one or more of the foregoing.

Other

The Compensation Committee, as plan administrator of the Plans, has the authority in certain circumstances to provide for accelerated vesting of the shares of common stock subject to outstanding options held by the Named Officers as well as other optionees under the Plans in connection with a change in control of Cellegy, which the 2005 Plan defines as: (a) a dissolution or liquidation of the Company, (b) a merger or consolidation in which the Company is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of the Company in a different jurisdiction, or other transaction in which there is no substantial change in the shareholders of the Company or their relative stock holdings and the Awards granted under this Plan are assumed, converted or replaced by the successor corporation, which assumption will be binding on all Participants), (c) a merger in which the Company is the surviving corporation but after which the shareholders of the Company immediately before such merger (other than any shareholder which merges (or which owns or controls another corporation which merges) with the Company in such merger) cease to own their shares or other equity interests in the Company, (d) the sale of substantially all of the assets of the Company, or (e) any other transaction which qualifies as a "corporate transaction" under Section 424(a) of the Code wherein the shareholders of the Company give up all of their equity interest in the Company (except for the acquisition, sale or transfer of all or substantially all of the outstanding shares of the Company from or by the shareholders of the Company).

Director Compensation

The following Director Compensation Table (“DCT”) sets forth summary information concerning the compensation paid to our non-employee directors in 2006 for services to our company. There were no option grants to outside directors during 2006.

Name	Fees earned or paid in cash ($)	Option Awards ($)	All Other Compensation ($)(5)	Total ($)
John Q. Adams, Sr.(1)	$34,250	$—	$8,740	$42,990
Tobi B. Klar, M.D.(2)	24,250	—	5,191	29,441
Robert B. Rothermel(3)	10,000	—	7,629	19,629
Thomas M. Steinberg(4)	35,750	—	5,480	41,230
Total	$104,250	$—	$27,040	$131,290

(1)	54,000 options were outstanding as of 12/31/06, of which 32,375 were exercisable as of 12/31/2006.

(2)	100,944 options were outstanding as of 12/31/06, of which 84,944 were exercisable as of 12/31/2006.

(3)	54,000 options were outstanding as of 12/31/06, of which 26,750 were exercisable as of 12/31/2006.

(4)	54,000 options were outstanding as of 12/31/06, of which 32,375 were exercisable as of 12/31/2006.

(5)	The amounts in this column reflect the compensation expense recognized for 2006 financial statement reporting purposes related to stock options in accordance with FAS 123R.

The directors agreed to defer their fees during 2006. Subsequent to the ProStrakan transaction in the fourth quarter of 2006, cash payments were made to the directors for all outstanding fees.

We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Directors who are officers or employees of Cellegy are not compensated for Board services in addition to their regular employee compensation.

Annual cash compensation: During fiscal 2006, each member of the Board of Directors was eligible to receive the following cash compensation: (1) annual retainer for each member of the Board of $10,000; and (2) a meeting fee of $1,500 for each meeting attended; and (3) members of the Nominating and Governance Committee, Compensation Committee and Audit Committee were entitled to annual retainers of $1,000, $3,500 and $4,500, respectively. Mr. Williams is entitled to receive $100,000 per year for his services as Chairman of the Board.

Effective January 1, 2007, the Board eliminated the annual retainers for service on the Board and committees of the Board.

Equity Compensation: During fiscal 2006, each member of the Board of Directors was eligible to receive option awards under the terms of the company’s 2005 Plan. New members of the Board receive an initial option grant to purchase 30,000 shares of the Company’s common stock with one-third of the shares vesting after one year from the date of grant and one-third of the shares vesting annually thereafter. Continuing members of the Board, who have served at least twelve months receive an annual option grant of 12,000 shares of common stock, reduced to be granted on the first business day after the Company’s annual shareholder meeting, with vesting annually over a three-year period contingent on continued service on the Board of Directors for one year. No such options were issued in 2006.

See also “Certain Relationships and Related Transactions” for additional information concerning compensation to directors.

Employment Agreements and Change of Control Arrangements

Compensation Arrangements

In connection with Cellegy’s acquisition of Biosyn, Inc. in October 2004, Cellegy entered into an employment agreement with Ms. Anne-Marie Corner, formerly the President of Biosyn, to become Senior Vice President, Women’s Preventive Health, of Cellegy. The agreement had an initial term of two years and automatically renewed for successive one-year terms unless either party elected to terminate the agreement. The agreement provided for a base compensation rate of $250,000 per year, issuance of a bonus of $25,000 in recognition of performance during the course of 2004, and eligibility to participate in incentive compensation or bonus programs that the board of directors may establish from time to time. The agreement provided for severance compensation including 12 months of salary and continuation of insurance benefits in certain circumstances including termination of employment other than for cause.  The agreement also provided for accelerated vesting of options in connection with termination of employment other than for cause.  In connection with the acquisition transaction, Cellegy assumed outstanding Biosyn options held by Ms. Corner, which were converted into options to purchase approximately 43,166 shares of Cellegy common stock at exercises prices ranging from $0.58 to $17.52 per share. Ms. Corner resigned as an officer and employee of the Company effective January 31, 2006, but continued as a consultant for a period through April 30, 2006 to assist in a smooth transition of her responsibilities. Her consulting agreement provided for an hourly rate of $250.

The Company has an employment agreement with Robert J. Caso, who became the Company’s Chief Financial Officer in March 2005. The agreement provides for compensation at an annual rate of $200,000 per annum. The agreement also provided for the grant of a stock option to purchase up to 100,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Ms. Caso also became a participant in the Company’s Retention and Severance Plan, and entered into the Company’s standard indemnity agreement for officers of the Company. On December 31, 2005, the Company entered into a retention agreement with Caso providing that if he remained an employee of the Company through June 30, 2006, he would be entitled to receive a bonus equal to one year’s base salary. This retention payment replaced, and was in lieu of, any payment that Mr. Caso would have been entitled to receive under the Retention and Severance Plan, and was conditioned upon Mr. Caso executing, at the time of his termination of employment, a general release of claims similar to the form specified in the Retention and Severance Plan. Mr. Caso remained employed through the required period and we paid him a retention bonus of $200,000 in July 2006.

In November 2003, in consideration of the agreement of Richard C. Williams to serve as Chairman of the Board and a director, we agreed to pay Mr. Williams a fee of $100,000 per year. We also granted a stock option to Mr. Williams to purchase 1,000,000 shares of common stock, with 400,000 shares at an exercise price of $2.89 per share, which was the closing market price of the common stock on the grant date, and 600,000 shares at an exercise price of $5.00 per share. The option is vested and exercisable in full immediately, although a portion of the option, covering up to 600,000 shares initially and declining over a three-year period, was subject to cancellation to the extent the portion had not been exercised, in the event that Mr. Williams voluntarily resigned as Chairman and a director within certain time periods. Following the resignation of our former chief executive officer, in January 2005 Mr. Williams became interim Chief Executive Officer. In connection with his appointment, we agreed to pay Mr. Williams a total of $40,000 per month during his service as interim Chief Executive Officer (which amount includes the payments for services as Chairman). During 2006, at the request of Mr. Williams, Mr. Williams volunteered to reduce the cash portion of his salary by $20,000 per month until the company's liquidity improved, with the balance accrued. The accrued amount was paid in November 2006. In addition, in January 2007, at Mr. Williams’ suggestion, we reduced the rate of base compensation payable to Mr. Williams from $40,000 per month to $25,000 per month, subject to subsequent review by the Board.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee (“Committee”), namely, John Q. Adams, Sr. and Thomas M. Steinberg were (a) at any time during 2006 an officer or employee of Cellegy or any of its subsidiaries or (b) formerly an officer of Cellegy or any of its subsidiaries.  No executive officer of Cellegy served during 2006 or serves as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers on our Board or our Compensation Committee.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan and the 2005 Equity Incentive Plan, and with respect to certain other options and warrants, as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,363,944	$3.91	963,333

Equity compensation plans not approved by security holders	81,869(1)	11.72	—
	32,229(2)	6.93	—
Total	1,485,042	$4.42	963,333

(1)	Represents shares subject to outstanding warrants and have exercise prices ranging from $5.84 to $17.52 per share and expire between the years 2013 and 2014.

(2)	Represents options to purchase common stock and are fully vested with exercise prices ranging from $0.06 to $21.02 and expire between the years 2007 and 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership known to us of the common stock of Cellegy as of March 31, 2007 by (i) each person known to Cellegy to be a beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Officer and (iv) all current directors and executive officers as a group.

	Shares Beneficially Owned(1)
Name	Number	Percent
SJ Strategic Investments, LLC(2)	7,343,993	24.7%
Members of the Tisch family (3)	5,525,168	18.5%
Richard C. Williams(4)	1,030,000	3.3%
Jack Chandler	—	—
Anne-Marie Corner	185,714	1.1%
Robert J. Caso (5)	100,000	*
Tobi B. Klar, M.D.(6)	130,328	*
John Q. Adams(7)	54,000	*
Robert B. Rothermel(7)	54,000	*
Thomas M. Steinberg(7)	54,000	*
All directors and officers as a group; 6 Persons (8)	1,608,042	5.1%

*less than 1%

(1)
Based upon information supplied by officers, directors and principal stockholders. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission (the “SEC”) that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of common stock subject to an option that is currently exercisable or exercisable within 60 days of the date of the table are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Cellegy Pharmaceuticals, Inc., 2085B Quaker Point Road, Quakertown, PA 18951

(2)
Based on filings by SJ Strategic Investments with the SEC. Includes 290,000 shares subject to warrants. While SJ Strategic Investments believes it possesses sole voting and investment power over such shares, John M. Gregory may be deemed to also have voting and investment power over such shares due to his position as Managing Member and Chief Manager of SJ Strategic Investments, pursuant to the entity’s Operating Agreement. While SJ Strategic Investments disclaims the existence of a group, due to the indirect beneficial ownership of its members, such members may be deemed to constitute a group.

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

(4)	Includes 1,000,000 shares issuable upon the exercise of stock options.

(5)	Includes 100,000 shares subject to options.

(6)	Includes 100,944 shares issuable upon the exercise of stock options.

(7)	Includes 54,000 shares issuable upon the exercise of stock options.

(8)	Includes 1,362,944 shares issuable upon the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information responsive to this Item is disclosed in Item 11 above under the headings “Executive Compensation,” “Director Compensation” and “Employment Agreements and Change of Control Arrangements,” and the disclosures under such items are incorporated herein by reference.

During 2006, we believe that there has not been any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation,” including retention bonus payments severance compensation and payments for consulting services to certain of the Named Officers. Pursuant to the charter of the Audit Committee, the Audit Committee has the responsibility to review and approve the terms of all transactions between Cellegy and any related party, as that term is defined under applicable NASDAQ listing standards; however, compensation arrangements with related parties are reviewed by the compensation committee or the entire Board, and the Board retains the authority to review and approve other related party transactions. In connection with consideration of related party transactions, the Audit Committee or the Board requires full disclosure of material facts concerning the relationship and financial interest of the relevant individuals involved in the transaction, and then determines whether the transaction is fair to Cellegy. Approval is by means of a majority of the independent directors entitled to vote on the matter.

We intend that any such future transactions will be approved by the Audit Committee of the Board of Directors and will be on terms no less favorable to our company than could be obtained from unaffiliated third parties.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Mayer, Hoffman, McCann P.C. (“MHM”) for the audit of our annual financial statements for the year ended December 31, 2006, and fees billed for audit-related services, tax services and all other services rendered to us by MHM for 2006. The table also presents fess for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of our annual financial statements for the year end of December 31, 2005, and fees billed for audit-related services, tax services, and all other services rendered to us by PwC for 2005 and 2006 during the time that PwC served as our principal accountant.

Fees	2006		2005
Audit fees and expenses	$281,762	(1)	$371,122
Audit-related fees and expenses	23,978		45,705
Tax fees	20,450		—
All other fees	2,100		5,925
Total	$328,290		$422,752

(1) Includes $136,186 billed by PwC and $145,576 billed by MHM in 2006. All audit fees and expenses in 2005 were billed by PwC.

Audit fees and expenses. Audit fees relate to services related to the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, including review of registration statements filed with the SEC.

Audit-related fees and expenses. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included under “Audit Fees,” and include fees for consultations concerning financial accounting and reporting matters.

Tax fees. Tax fees include fees for services rendered in connection with preparation of federal, state and foreign tax returns and other filings and tax consultation services.

All other fees. All other fees include amounts charged by the Company’s auditor in connection with services not generally considered to be audit or audit related matters. There were no such fees in 2004.

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

All fees reported under the headings Audit fees and expenses, Audit-related fees and expenses, Tax fees and All other fees above for 2006 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions. Accordingly, none of the fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Quakertown, Commonwealth of Pennsylvania, on April 30, 2007.

Cellegy Pharmaceuticals, Inc.

By:	/s/ Richard C. Williams
Richard C. Williams Chairman and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:

/s/ RICHARD C. WILLIAMS	Chairman, Interim Chief Executive Officer	April 30, 2007
Richard C. Williams	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT J. CASO	Vice President, Finance, Chief Financial	April 30, 2007
Robert J. Caso	Officer and Secretary

Directors:

/s/ *	Director	April 30, 2007
John Q. Adams, Sr.

/s/ *	Director	April 30, 2007
Tobi B. Klar, M.D.

/s/ *	Director	April 30, 2007
Robert B. Rothermel

/s/ *	Director	April 30, 2007
Thomas M. Steinberg

*By: /s/ Richard C. Williams
Richard C. Williams, Attorney-in-fact