Form 10-Q
period 2007-03-31
CELLEGY PHARMACEUTICALS INC
filed 2007-05-07
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 0-26372

CELLEGY PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2085B Quaker Pointe Drive, Quakertown, PA 18951
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

The number of shares outstanding of the registrant’s common stock at December 31, 2006 was 29,834,796.

CELLEGY PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

 PART I   -   FINANCIAL INFORMATION

ITEM 1: Financial Statements

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	March 31, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$3,139	$3,804
Accounts receivable	-	77
Prepaid expenses and other current assets	177	264
Total current assets	3,316	4,145
Total assets	$3,316	$4,145

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45	$175
Accrued expenses and other current liabilities	377	536
Current portion of notes payable	-	45
Total current liabilities	422	756
Notes payable	361	322
Derivative instruments	10	4
Total liabilities	793	1,082

Stockholders' equity:
Common stock	3	3
Additional Paid-in Capital	125,696	125,699
Accumulated deficit	(123,176)	(122,639)
Total stockholders' equity	2,523	3,063
Total liabilities and stockholders' equity	$3,316	$4,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2007	2006

Revenues:
Licensing, milestone and development funding	$-	$65
Grants	-	914
Product sales		257
Total revenues	-	1,236
Costs and expenses:
Cost of product sales	-	257
Research and development	8	1,106
Selling, general and administrative	513	2,040
Total costs and expenses	521	3,403
Operating loss	(521)	(2,167)
Other income (expenses):
Interest and other income	33	8
Interest and other expense	(43)	(214)
Derivative revaluation	(6)	(54)
Total other income (expenses)	(16)	(260)
Net loss from continuing operations applicable to common
stockholders	(537)	(2,427)

Discontinued operations
Income from operations of the discontinued component	-	76

Net loss applicable to common stockholders	$(537)	$(2,351)

From continuing operations	$(0.02)	$(0.08)
From discontinued operations	-	-
Basic loss per common share:	$(0.02)	$(0.08)

From continuing operations	$(0.02)	$(0.08)
From discontinued operations	-	-
Diluted loss per common share:	$(0.02)	$(0.08)

Weighted average number of common shares used in per share
calculations:
Basic	29,835	29,832
Diluted	29,835	29,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(537)	$(2,351)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activites:
Bad debt expense and other noncash items	-	35
Depreciation and amortization expenses	-	42
Intangible assets amortization and impairment	-	88
Loss on sale of property and equipment	-	36
MPI Note debt forgiveness	(5)	-
Equity compensation expense	(3)	43
Derivative revaluation	6	54
Interest accretion on notes payable	39	188
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	87	858
Accounts receivable	77	647
Accounts payable	(130)	(127)
Accrued expenses and other current liabilities	(159)	(519)
Other long-term liabilities	-	24
Deferred revenue	-	(19)
Net cash used in operating activities	(625)	(1,001)
Investing activities:
Proceeds from the sale of short-term investments	-	11
Transfer of cash balance upon disposition of discontinued operations	-	(186)
Net cash provided by investing activities	-	(175)
Financing activities:
Repayment of notes payable	(40)	(84)
Net cash used in financing activities	(40)	(84)

Effect of exchange rate changes on cash	-	(34)

Net decrease in cash and cash equivalents	(665)	(1,294)
Cash and cash equivalents, beginning of period	3,804	2,251
Cash and cash equivalents, end of period	$3,139	$957

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Supplemental cash flow information:
Interest expense amortization for long-term obligations	$39	$188

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Cellegy’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

We prepared the condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to the Company’s future business alternatives as described below, which may preclude the Company from realizing the value of certain assets during their future course of business. At March 31, 2007, the Company had cash and cash equivalents of approximately $3.1 million.

In 2006, the Company eliminated its direct research activities and the Company sold a material portion of its intellectual property. The Company’s operations currently relate primarily to the intellectual property of its Biosyn subsidiary and the evaluation of its remaining options and alternatives with respect to its future course of business. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues therefrom. We therefore expect negative cash flows to continue for the foreseeable future. The Company presently has enough financial resources to continue operations as they currently exist for the near term, however, it does not have the technological nor the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy without additional funding. Alternatives with respect to the Company’s remaining business and assets might include seeking to merge or combine with another third party with greater resources and infrastructure necessary to conduct development programs and to commercialize technology. If a suitable candidate cannot be found, the Company may choose to liquidate or voluntarily file bankruptcy proceedings. Due to the uncertainty of the cash flow necessary to explore or implement these alternatives, there can be no assurance that the Company will have adequate resources to continue operations for longer than twelve (12) months.

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

Note 2: Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized foreign currency translation (“FCT”) adjustments represent the only components of comprehensive loss that are excluded from the Company’s net loss.

Total comprehensive income during the three months ended March 31, 2007 and 2006 consisted of (in thousands):

	Three Months Ended March 31,
	2007	2006
FCT adjustments	$-	$(34)

Note 3: Basic and Diluted Net Loss per Common Share

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
	Three Months ended March 31,
	2007	2006
Options	1,363	3,659
Warrants	2,115	2,374
Total number of shares excluded	3,478	6,033

Excluded in the quarter ended March 31, 2006, are 2,121,212 shares that would have been issuable upon conversion of the $3.5 million nonnegotiable senior convertible debenture due PDI, Inc. (“PDI”).

Note 4: Stock-Based Compensation

In the Consolidated Statement of Operations in the first quarter of 2007 and 2006, the Company recognized a net reversal of expense of $2,285 and expense of $43,000, respectively.

2005 Equity Incentive Plan (“2005 Plan”)

Options Outstanding
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
48,000	8.50 years	$1.34	$-

There were no grants, cancellations or exercises of options under the 2005 Plan during the quarter ended March 31, 2007. None of the options vested in the quarter ended March 31, 2007.

Prior Plan

Options Outstanding				Options Exercisable
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
222,944	6.68 years	$3.12	$-	171,986	6.42 years	3.37	$-

There were no cancellations or exercises of options under the Prior Plan during the quarter ended March 31, 2007. No future options may be granted under the Prior Plan. The total fair value of the options vesting in the quarter ended March 31, 2007 was $2,290.

Directors’ Stock Option Plan

Options Outstanding				Options Exercisable
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
93,000	5.52 years	$4.44	$-	77,000	5.17 years	4.47	$-

There were no cancellations or exercises of options under the Director’s Plan during the quarter ended March 31, 2007. As of March 31, 2007, there were no options available for future grants under the Directors’ Plan and no additional vesting occurred in the quarter ended March 31, 2007.

Non-Plan Options

In November 2003, the Company granted an initial stock option to Mr. Richard C. Williams, on his appointment to become Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 and 600,000 options have exercise prices of $2.89 and $5.00 per share, respectively. The option was vested and exercisable in full on the grant date, although a portion of the option covering up to 600,000 initially and declining over time is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and a director within certain future time periods. As of March 31, 2007, none of these options have been exercised.

Biosyn Options

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable.

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 2006	39,229	$6.93
Granted	-	-
Canceled	(34,432)	(7.85)
Exercised	-	-
Balance at March 31, 2007	4,797	$0.29

The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at March 31, 2007:

Options Outstanding and Exercisable
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
4,797	3.55 years	$0.29	$-

Shares Reserved

As of March 31, 2007, the Company has reserved shares of common stock for issuance as follows:

Biosyn options	4,797
Director's Plan	93,000
Warrants	2,114,593
Nonplan options	1,000,000
1995 Equity Incentive Plan	222,944
2005 Equity Incentive Plan	998,500
Total	4,433,834

Warrants

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
June 2004 PIPE	604,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	81,869	5.84-17.52	October 22, 2004	2008 - 2014
May 2005 PIPE
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total	2,114,593

On January 12, 2007, 260,000 warrants due Kingsbridge were cancelled.

As of March 31, 2007, there was $74,306 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.0 years.

Note 5: Segment Reporting

During first quarter 2007, the Company had no revenues. All revenues during the three months ended March 31, 2006, were derived from the Company’s pharmaceutical segment.

Revenues from external sources by major geographic area are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
Revenues	2007	2006
North America
Pharmaceuticals	$-	$914
Europe
Pharmaceuticals	-	322

Revenues from continuing operations	$-	$1,236

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

Operating loss by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
Operating Loss	2007	2006
North America
Pharmaceuticals	$(537)	$(1,795)
Europe
Pharmaceuticals	-	(632)

Net loss from continuing operations	$(537)	$(2,427)

All of the Company’s assets are related to the pharmaceutical segment and most of these assets are located in the United States. Assets by major geographic region are as follows (in thousands):

	March 31,	December 31,
Assets	2007	2006

North America	$3,316	$4,145

Note 6: Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain income tax positions. A “tax position” is a position taken on a previously filed tax return, or expected to be taken in a future tax return that is reflected in the measurement of current or deferred tax assets or liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes to future periods, or a change in the expected ability to realize deferred tax assets. A change in net assets that results from the adoption of FIN 48 is recorded as an adjustment to retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial position. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

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

The Emerging Issues Task Force (“EITF”) has two issues currently under consideration that may impact the Company. EITF 07-01, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property”, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, is focused on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The Company will continue to monitor the development of these EITF’s and evaluate the effects on its financial statements and disclosures.

Note 7: Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Grant receivables	$-	$63
Other receivables	-	14
	$-	$77

Note 8: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Prepaid insurance	$162	$237
Security deposits	8	18
Other	7	9
	$177	$264

Note 9: Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accrued legal fees	$23	$22
Accrued retention and severance	66	100
Accrued accounting and consulting fees	133	175
Insurance payable	89	164
Other	66	75
Total	$377	$536

Note 10: Notes Payable

 Ben Franklin Note

Biosyn issued a note to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of a compound to prevent the transmission of AIDS.

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. There is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company is accreting the discount of $572,902 against earnings using the interest rate method over the discount period of five years, which was estimated in connection with the note’s valuation at the time of the acquisition. At March 31, 2007, the outstanding balance of the note is $360,816.

PDI Notes

In connection with a settlement agreement dated April 11, 2005, PDI issued two non-interest bearing notes; a $3.0 million secured promissory note payable on October 12, 2006, and a $3.5 million nonnegotiable senior convertible debenture with a maturity date of April 11, 2008 (the “PDI Notes”). The PDI Notes were settled for $3.0 million in September 2006.

MPI Note

The Company in 2004, settled a dispute with MPI, Inc. (“MPI”) and agreed to pay $60,000 as full and final settlement (the “MPI Note”). The MPI Note had no stated interest rate. The settlement agreement allowed the Company to take certain credits against the MPI Note based upon the cumulative amount of contracts entered into by the Company with MPI over a thirty-month period ending in January 2007, at which time the remaining balance is payable. During that period, MPI credited the Company $15,300 under this provision of the agreement. The MPI Note was settled in March 2007, for $40,000 and the remaining balance of $4,700 was recorded as part of other income.

Note 11:  Derivative Instruments.

 The warrants from the May 2005 PIPE financing and Kingsbridge SSO are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants, using the Black-Scholes valuation model, recorded as derivative liability at March 31, 2007 and December 31, 2006 was $9,694 and $3,987. The changes in the estimated fair value of the warrants have been recorded as other income and expense in the consolidated statement of operations. For the three months ended March 31, 2007 and March 31, 2006, the Company recognized expense of $5,880 and $54,421, respectively from derivative revaluation. The Kingsbridge warrants were cancelled January 12, 2007.

Note 12: Discontinued Operations

On April 11, 2006, Epsilon Pharmaceuticals (“Epsilon”) purchased all of the shares of Cellegy Australia Pty, Ltd (“Cellegy Australia”). The subsidiary was part of the Pharmaceutical Segment for the Australian and Pacific Rim geographic areas. The purchase price for the shares was $1.0 million plus amounts equal to the liquidated value of Cellegy Australia's cash, accounts receivable and inventory. The total amount received was approximately $1.3 million. Below is a summary of the assets and liabilities included in the sale:

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

Cellegy's discontinued operations reflect the operating results for the disposal group through the date of disposition and recognize the subsidiary's foreign currency translation balance as income in the current period pursuant to SFAS No. 52, Foreign Currency Translation. Below is a summary of those results:

Three Months Ended
March 31,
2006

Net revenue	$166
Cost of revenues	27
Gross profit	139
Research and development expenses	-
Selling general and administrative expenses	(64)
Operating income	75
Interest income	1
Income from discontinued operations	$76

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our most recent audited financial statements included in our Annual Report on Form 10-K previously filed with the SEC. This discussion may contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may also differ materially from those discussed in this Quarterly Report on Form 10-Q. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

General

Cellegy Pharmaceuticals is a specialty biopharmaceutical company. Following the Company’s decision to eliminate its direct research activities and the sale of its assets to ProStrakan in late 2006, the Company’s operations currently relate primarily to the ownership of its intellectual property rights relating to the Biosyn product candidates and the evaluation of its remaining options and alternatives with respect to its future course of business.

Results of Operations

Revenues.  The Company had no revenues for the three months ended March 31, 2007 and had revenues of approximately $1,236,000 for the three months ended March 31, 2006.  First quarter 2006 revenues consist of licensing, product sales and grant revenues.

Licensing revenues. The Company recorded licensing revenues for the three months ended March 31, 2006 of approximately $65,000. Licensing revenues consist primarily of amortization of upfront payments received from licensees in connection with the Company’s existing licensing agreements. We expect to recognize no licensing revenues in the foreseeable future.

Grant Revenues. Grant revenues were approximately $914,000 for the three months ended March 31, 2006.  The Company has discontinued its grant funding in connection with the elimination of its direct research activities in 2006 and does not expect to record grant revenues in 2007.

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

Product Sales.  Product sales were approximately $257,000 for the three months ended March 31, 2006 and were comprised of sales to Strakan International Limited, a wholly owned subsidiary of ProStrakan Group plc (LSE: PSK) (“ProStrakan”). Due to the renegotiation of its agreements with ProStrakan and the sale of the Company’s technology in 2006, Cellegy no longer generates product sales revenue. We expect to recognize no product sales revenues in the foreseeable future.

Research and Development Expenses.  In the quarter ending March 31, 2007, the Company recorded research and development expenses of approximately $8,000. During the corresponding period of 2006, research and development expenses were approximately $1,106,000 and were attributable primarily to research activities concerning the Company’s HIV product candidates. The Company discontinued its direct research activities later in 2006 and does not expect to incur significant research and development expenses in 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses during the first quarters of 2007 and 2006 were approximately $513,000 and $2,100,000, respectively, a decrease of $1,587,000. The decrease includes approximately $668,000 in salary and related expenses, approximately $123,000 in rent and other office expenses and approximately $258,000 in consulting, legal and other administrative expenses. Additionally, the first quarter of 2006 includes Kingsbridge SSO financing fees of $266,000.

Other Income (Expense).  Net other expense in the first quarters of 2007 and 2006 was approximately $16,000 and $260,000, respectively. The decrease in expense was due primarily to a reduction in interest expense due to the liquidation of the promissory notes due PDI, Inc. in the fourth quarter of 2006. Additionally, derivative expense decreased in 2007 due to the termination of the Kingsbridge SSO agreement and related warrants derivative in January 2007.

Discontinued Operations.  On April 11, 2006, Epsilon purchased all of the shares of Cellegy Australia and as a result, the Company reflected Cellegy Australia as a discontinued operation. Income from operations for the three months ended March 31, 2006 of the discontinued operation was approximately $76,000.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $3.1 million and $3.8 million at March 31, 2007 and December 31, 2006, respectively.

Cash and cash equivalents decreased approximately $700,000 in the first three months of 2007 due primarily to operating expenses and due to the liquidation of certain accounts payable and accrued expenses.

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

In 2006, the Company eliminated its direct research activities and sold a material portion of its intellectual property. The Company’s operations currently relate primarily to the ownership of its intellectual property rights of its Biosyn subsidiary and the evaluation of its remaining options and alternatives with respect to its future course of business. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues therefrom. We therefore expect negative cash flows to continue for the foreseeable future. The Company presently has enough financial resources to continue operations as they currently exist for the near term, however, it does not have the technological nor the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy without additional funding. Alternatives with respect to the Company’s remaining business and assets might include seeking to merge or combine with another third party with greater resources and infrastructure necessary to conduct development programs and to commercialize technology. If a suitable candidate cannot be found, the Company may chose to liquidate or voluntarily file bankruptcy proceedings. Due to the uncertainty of the cash flow necessary to explore or implement these alternatives, there can be no assurance that the Company will have adequate resources to continue operations for longer than 12 months.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain income tax positions. A “tax position” is a position taken on a previously filed tax return, or expected to be taken in a future tax return that is reflected in the measurement of current or deferred tax assets or liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes to future periods, or a change in the expected ability to realize deferred tax assets. A change in net assets that results from the adoption of FIN 48 is recorded as an adjustment to retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial position. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

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

The Emerging Issues Task Force (“EITF”) has two issues currently under consideration that may impact the Company. EITF 07-01, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property”, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, is focused on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The Company will continue to monitor the development of these EITF’s and evaluate the effects on its financial statements and disclosures.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  No changes in those policies and estimates have occurred during the three months ended March 31, 2007.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our investments are classified as available-for-sale. All of our securities owned as of March 31, 2007, were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be affected.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms.

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

ITEM 1. Legal Proceedings

None

ITEM 1A.  Risk Factors

We sold substantially all of our remaining assets to a third party and have drastically reduced the scope of our current operations.

In the fourth quarter of 2006, we sold a material portion of our assets, including intellectual property rights and related assets to ProStrakan. The Company’s operations currently relate primarily to the ownership of the intellectual property rights of our Biosyn subsidiary.

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

In 2006, the Company eliminated its direct research activities and sold a material portion of its intellectual property. The Company’s operations currently relate primarily to the intellectual property relating to the product candidates of its Biosyn subsidiary and the evaluation of its remaining options and alternatives with respect to its future course of business. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues therefrom. We therefore expect negative cash flows to continue for the foreseeable future. The Company presently has enough financial resources to continue operations as they currently exist for the near term, however, it does not have the technological nor the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy without additional funding. Alternatives with respect to the Company’s remaining business and assets might include seeking to merge or combine with another third party with greater resources and infrastructure necessary to conduct development programs and to commercialize technology. If a suitable candidate cannot be found, the Company may choose to liquidate or voluntarily file bankruptcy proceedings. Due to the uncertainty of the cash flow necessary to explore or implement these alternatives, there can be no assurance that the Company will have adequate resources to continue operations for longer than twelve (12) months.

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

Cellegy’s remaining product candidates and our research and clinical activities are subject to extensive regulation by governmental regulatory authorities in the United States and in other countries. Before we obtain regulatory approval for the commercial sale of any potential drug products, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. The timing of NDA submissions, the outcome of reviews by the FDA and the initiation and completion of other clinical trials are subject to uncertainty, change and unforeseen delays. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA establishes a target date to complete its review of an NDA. Although the FDA attempts to respond by the relevant PDUFA date to companies that file NDAs, there is no obligation on the FDA’s part to do so. In addition, extensive current pre-clinical and clinical testing requirements and the current regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities, or new government regulations, could prevent or delay regulatory approval of our product candidates.

The process of developing and obtaining approval for a new pharmaceutical product within this regulatory framework requires a number of years and substantial expenditures. There can be no assurance that necessary approvals will be obtained in a timely manner, if at all. Delays in clinical trials or obtaining regulatory approvals could delay receipt of revenues from product sales, increase our expenditures relating to obtaining approvals, jeopardize corporate partnership arrangements that we might enter into with third parties regarding particular products, or cause a decline in our stock price. If we fail to comply with applicable regulatory requirements, we could be subject to a wide variety of serious administrative or judicially imposed sanctions and penalties, any of which could result in significant financial penalties that could reduce our available cash, delay introduction of products resulting in deferral or elimination of revenues from product sales, and could result in a decline in our stock price.

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

We have relied on CROs and other third parties to conduct our clinical trials. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with CROs can also be challenging, potentially leading to difficulties in coordinating activities. CROs may:

•	have staffing difficulties;

•	experience regulatory compliance issues;

•	undergo changes in priorities or may become financially distressed; or

•	not be able to properly control payments to government agencies or clinical sites, particularly in less developed countries.

These factors may adversely affect their ability to conduct trials relating to our product candidates. We may experience unexpected cost increases or experience problems with the timeliness or quality of the work of the CRO. If we must replace these CROs or any other third party contractor, trials may have to be suspended until we find another CRO that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the commercialization of our product candidates or may cause us to incur significant expenses. Although we do not now intend to replace our CROs, such a change would make it difficult to find a replacement organization to conduct our trials in an acceptable manner and at an acceptable cost. Any delay in or inability to complete clinical trials could significantly compromise our ability to secure regulatory approval of product candidates, thereby limiting our ability to generate product revenue resulting in a decrease in our stock price.

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

CELLEGY PHARMACEUTICALS, INC.

Date: May 7, 2007	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Date: May 7, 2007	/s/ Robert J. Caso
Robert J. Caso
Vice President, Finance and Chief Financial Officer