Form 10-Q
period 2007-06-30
CELLEGY PHARMACEUTICALS INC
filed 2007-07-31
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock at July 31, 2007 was 29,834,796.

CELLEGY PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

PART I   -   FINANCIAL INFORMATION

ITEM 1: Financial Statements

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,521	$3,804
Accounts receivable	19	77
Prepaid expenses and other current assets	95	264
Total current assets	2,635	4,145
Total assets	$2,635	$4,145

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13	$175
Accrued expenses and other current liabilities	128	536
Current portion of notes payable	-	45
Total current liabilities	141	756
Notes payable	404	322
Derivative instruments	7	4
Total liabilities	552	1,082

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	125,723	125,699
Accumulated deficit	(123,643)	(122,639)
Total stockholders' equity	2,083	3,063
Total liabilities and stockholders' equity	$2,635	$4,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Licensing, milestone and development funding	$-	$315	$-	$379
Grants	-	912	-	1,827
Product sales	-	-	-	257
Total revenues	-	1,227	-	2,463
Costs and expenses:
Cost of product sales	-	-	-	257
Research and development	15	800	21	1,906
Selling, general and administrative	426	1,472	942	3,571
Total costs and expenses	441	2,272	963	5,734
Operating loss	(441)	(1,045)	(963)	(3,271)
Other income (expenses):
Interest and other income	23	7	56	15
Interest and other expense	(51)	(224)	(94)	(437)
Derivative revaluation	3	80	(3)	25
Total other income (expenses)	(25)	(137)	(41)	(397)
Net loss from continuing operations applicable to common stockholders	(466)	(1,182)	(1,004)	(3,668)
Income (loss) from discontinued operations	-	(69)	-	7
Net loss applicable to common stockholders	$(466)	$(1,251)	$(1,004)	$(3,661)

Earnings per common share:
From continuing operations	$(0.02)	$(0.04)	$(0.03)	$(0.12)
From discontinued operations	-	-	-	-
Basic loss per common share:	$(0.02)	$(0.04)	$(0.03)	$(0.12)

From continuing operations	$(0.02)	$(0.04)	$(0.03)	$(0.12)
From discontinued operations	-	-	-	-
Diluted loss per common share:	$(0.02)	$(0.04)	$(0.03)	$(0.12)

Weighted average number of common shares used in per share calculations:
Basic	29,835	29,833	29,835	29,832
Diluted	29,835	29,833	29,835	29,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(1,004)	$(3,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activites:
Bad debt expense & other non-cash items	-	37
Depreciation expense	-	81
Intangible assets amortization	-	196
Loss on sale of fixed assets	-	77
Equity compensation expense	24	83
Derivative re-evaluation	3	(26)
Interest accretion on notes payable	82	384
MPI Note debt forgiveness	(5)	-
Changes in operating assets and liabilitites:
Prepaid expenses and other current assets	169	2,251
Accounts receivable	58	365
Other assets	-	(1,012)
Accounts payable	(162)	(159)
Accrued expenses and other current liabilities	(408)	(1,071)
Other long term liabilities	-	46
Deferred revenue	-	(128)
Net cash used in operating activities	(1,243)	(2,537)
Investing activities:
Sale of investments	-	11
Proceeds from sale of subsidiary	-	1,012
Net cash provided by (used in) investing activities	-	1,023
Financing activities:
Repayment of notes payable	(40)	(209)
Net cash provided by (used in) financing activities	(40)	(209)

Effect of exchange rate changes on cash	-	123

Net decrease in cash and cash equivalents	(1,283)	(1,600)
Cash and cash equivalents, beginning of period	3,804	2,251
Cash and cash equivalents, end of period	$2,521	$651

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

Liquidity and Capital Resources

We prepared the condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to the Company’s future business alternatives as described below, which may preclude the Company from realizing the value of certain assets during their future course of business. At June 30, 2007, the Company had cash and cash equivalents of approximately $2.5 million.

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

These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to sell our remaining technology or find suitable candidates for a business combination or other transaction, if at all. We may be required to accept less than favorable commercial terms in any such future arrangements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into any business combination or other agreements, therefore making it more difficult to obtain required financing on favorable terms or at all. Such an outcome may negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Note 2: Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized foreign currency translation (“FCT”) adjustments represent the only components of accumulated other comprehensive loss that are excluded from the Company’s net loss.

Total comprehensive income during three and six months ended June 30, 2007 and 2006 consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss after discontinued operations	$(466)	$(1,251)	$(1,004)	$(3,661)
Change in FCT adjustments	-	157	-	123
Comprehensive loss	$(466)	$(1,094)	$(1,004)	$(3,538)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options	1,363	3,659	1,363	3,289
Warrants	2,115	2,375	2,115	2,375
Total number of shares excluded	3,478	6,034	3,478	5,664

2006 share amounts exclude 2,121,212 shares that would have been issuable upon conversion of the $3.5 million nonnegotiable senior convertible debenture due PDI, Inc. (“PDI”). This note was settled in September, 2006.

Note 4: Stock-Based Compensation

In the condensed consolidated statement of operations in the second quarter of 2007 and 2006, the Company recorded stock based compensation expenses of $22,971 and $39,844, respectively.

2005 Equity Incentive Plan (“2005 Plan”)

Options Outstanding
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
48,000	8.25 years	$1.34	$-

There were no grants, cancellations or exercises of options under the 2005 Plan during the quarter ended June 30, 2007. None of the options vested in the quarter ended June 30, 2007.

1995 Equity Incentive Plan (“Prior Plan”)

Options Outstanding					Options Exercisable
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
222,944	6.43 years	3.12		$-	172,236	6.18 years	3.37	$-

There were no cancellations or exercises of options under the Prior Plan during the quarter ended June 30, 2007. No future options may be granted under the Prior Plan. The total fair value of the options vesting in the quarter ended June 30, 2007 was $300.

Directors’ Stock Option Plan

Options Outstanding and Exercisable
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
92,000	5.33 years	4.45	$-

During the quarter ended June 30, 2007, 1,000 options expired and no options were exercised. As of June 30, 2007, there were no options available for future grants under the Directors’ Plan. The total fair value of the options vesting in the quarter ended June 30, 2007 was $583.

Non-Plan Options

In November 2003, the Company granted an initial stock option to Mr. Richard C. Williams, on his appointment to become Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 and 600,000 options have exercise prices of $2.89 and $5.00 per share, respectively. The option was vested and exercisable in full on the grant date, although a portion of the option covering up to 600,000 shares initially and declining over time is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and a director within certain future time periods. As of June 30, 2007, none of these options have been exercised.

Biosyn Options

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable.

During the quarter ended June 30, 2007, there were no cancellations or exercises under Biosyn options plan. The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at June 30, 2007:

Options Outstanding and Exercisable
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
4,797	6.56 years	0.29	$-

Shares Reserved

As of June 30, 2007, the Company has reserved shares of common stock for issuance as follows:

Biosyn options	4,797
Director's Plan	92,000
Warrants	2,114,593
Nonplan options	1,000,000
1995 Equity Incentive Plan	222,944
2005 Equity Incentive Plan	998,500
Total	4,432,834

As of June 30, 2007, there was $48,335 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.72 years.

Warrants

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
June 2004 PIPE	604,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	81,869	5.84-17.52	October 22, 2004	2008 - 2014
May 2005 PIPE
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total	2,114,593

Note 5: Segment Reporting

All revenues during the three and six months ended June 30, 2006, were derived from the Company’s pharmaceutical segment.

Revenues from external sources by major geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
North America
Pharmaceuticals	$-	$912	$-	$1,827
Europe
Pharmaceuticals	-	315	-	636
Revenues from continuing operations	$-	$1,227	$-	$2,463

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

Operating loss by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Loss
North America
Pharmaceuticals	$(466)	$(879)	$(1,004)	$(2,721)
Europe
Pharmaceuticals	-	(303)	-	(947)
Net loss from continuing operations	$(466)	$(1,182)	$(1,004)	$(3,668)
All of the Company’s assets are related to the pharmaceutical segment and are located in the United States. Assets by major geographic region are as follows (in thousands):

	June 30, 2007	December 31, 2006
Assets
North America	$2,635	$4,145

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect our adoption of this new standard to have a material impact on the Company’s financial statements.

The Emerging Issues Task Force (“EITF”) has two issues currently under consideration that may impact the Company. EITF 07-01, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” , is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, is focused on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The Company will continue to monitor the development of these EITF’s and evaluate the effects on its financial statements and disclosures.

Note 7: Accounts Receivable

Accounts receivable consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Grant receivables	$-	$63
Other receivables	19	14
	$19	$77

Note 8: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Prepaid insurance	$86	$237
Security deposits	8	18
Other	1	9
	$95	$264

Note 9: Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued legal fees	$-	$22
Accrued retention and severance	59	100
Accrued accounting and consulting fees	15	175
Insurance payable	3	164
Other	51	75
Total	$128	$536

Note 10: Notes Payable

 Ben Franklin Note

Biosyn issued a note to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of a compound to prevent the transmission of Acquired Immunodeficiency Disease (“AIDS”).

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. There is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company is accreting the discount of $572,902 against earnings using the interest rate method over the discount period of five years, which was estimated in connection with the note’s valuation at the time of the acquisition. At June 30, 2007, the outstanding balance of the note is $404,153.

PDI Notes

In connection with a settlement agreement dated April 11, 2005, PDI issued two non-interest bearing notes; a $3.0 million secured promissory note payable on October 12, 2006, and a $3.5 million nonnegotiable senior convertible debenture with a maturity date of April 11, 2008 (the “PDI Notes”). The PDI Notes were settled for $3.0 million in September 2006.

MPI Note

In 2004, the Company settled a dispute with MPI, Inc. (“MPI”) and agreed to pay $60,000 as full and final settlement (the “MPI note”). The MPI note had no stated interest rate. The settlement agreement allowed the Company to take certain credits against the MPI note based upon the cumulative amount of contracts entered into by the Company with MPI over a thirty-month period ending in January 2007, at which time the remaining balance was payable. During that period, MPI credited the Company $15,300 under this provision of the agreement. The MPI note was settled in March 2007, for $40,000 and the remaining balance of $4,700 was forgiven and recorded as other income.

Note 11:  Derivative Instruments.

 The warrants from the May 2005 PIPE financing and Kingsbridge SSO are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants, using the Black-Scholes valuation model, recorded as derivative liability at June 30, 2007 and December 31, 2006 was $6,987 and $3,987. The changes in the estimated fair value of the warrants have been recorded as other income and expense in the condensed consolidated statement of operations. For the three and six months ended June 30, 2007, the Company recognized expense of $2,707 and income of $3,173, respectively from derivative revaluation. The Kingsbridge warrants were cancelled January 12, 2007.

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

Cash	$185,554
Inventory	69,427
Accounts Receivable	52,305
Goodwill	955,415
Current liabilities	262,000

Cellegy's discontinued operations reflect the operating results for the disposal group through the date of disposition and recognize the subsidiary's foreign currency translation balance as income in the current period pursuant to SFAS No. 52, Foreign Currency Translation. Below is a summary of those results:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net revenue	$-	$166
Cost of revenues	-	27
Gross profit	-	139
Selling general and administrative expenses	-	65
Operating income	-	74
Interest income	-	2
Loss on disposal	(69)	(69)
Income (loss) from discontinued operations	$(69)	$7

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

Results of Operations

Revenues.  The Company had no revenues for the three and six month periods ended June 30, 2007 and had revenues of approximately $1,227,000 and $2,463,000 for the three and six month periods ended June 30, 2006, respectively.  Six-month 2006 period-to-date revenues consist of licensing, product sales and grant revenues.

Licensing revenues. The Company had no licensing revenues for the three and six month periods ended June 30, 2007. The Company recorded licensing revenues for the three and six month periods ended June 30, 2006 of approximately $315,000 and $379,000, respectively. Licensing revenues consist primarily of amortization of upfront payments received from licensees in connection with the Company’s existing licensing agreements. We expect to recognize no licensing revenues in the foreseeable future.

Grant Revenues. The Company had no grant revenues for the three and six month periods ending June 30, 2007. Grant revenues were approximately $912,000 and $1,827,000 for the three and six month periods ended June 30, 2006 and related primarily to the CVN and UC-781 product candidates. The Company has discontinued its grant funding in connection with the elimination of its direct research activities in 2006 and does not expect to record grant revenues in 2007.

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

Product Sales.  The Company had no product sales for the three and six month periods ended June 30, 2007. There were no product sales for the three month period ended June 30, 2006. Product sales for the six-month period ending June 30, 2006 of approximately $257,000 consisted primarily of in-process and other inventory purchases by ProStrakan in conjunction with its acquisition of the European marketing rights to Rectogesic in late 2005. Due to the renegotiation of its agreements with ProStrakan and the sale of the Company’s technology in 2006, Cellegy does not currently generate product sales revenue. We expect to recognize no product sales revenues in the foreseeable future.

Research and Development Expenses.  In the three and six month periods ending June 30, 2007, the Company incurred research and development expenses of approximately $15,000 and $21,000, respectively. During the corresponding periods of 2006, research and development expenses of approximately $800,000 and $1,906,000 were attributable primarily to research activities concerning the Company’s HIV product candidates. The Company discontinued its direct research activities in 2006 and does not expect to incur significant research and development expenses in 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three and six month periods ending June 30, 2007 were approximately $426,000 and $942,000. Selling, general and administrative expenses for the three and six month periods ending June 30, 2006 were approximately $1,472,000 and $3,571,000, respectively.

For the three month period, the decrease of approximately $1,046,000 consists primarily of approximately $431,000 decreases in salary and related expenses due to reductions in staffing, a decrease of approximately $116,000 in rent and other office expenses and a decrease of approximately $499,000 in legal, consulting and other administrative expenses. For the six month period, the decrease of approximately $2,629,000 consists primarily of approximately $1,099,000 decreases in salary and related expenses due to reductions in staffing, decreases of approximately $996,000 in legal, consulting and other administrative expenses and decreases of approximately $534,000 in rent and other office expenses. Additionally, the first quarter of 2006 includes Kingsbridge SSO financing fees of $266,000.

Other Income (Expense).  Net other expense in the second quarters of 2007 and 2006 was approximately $25,000 and $137,000, respectively. Net other expense for the six month period ending June 30, 2007 and 2006 was approximately $41,000 and $397,000, respectively. The decrease in expense was due primarily to a reduction in interest expense due to the liquidation of the promissory notes due PDI, Inc. in the fourth quarter of 2006. Additionally, derivative expense decreased in 2007 due to the termination of the Kingsbridge SSO agreement and related warrants derivative in January 2007.

Discontinued Operations.  On April 11, 2006, Epsilon purchased all of the shares of Cellegy Australia and as a result, the Company reflected Cellegy Australia as a discontinued operation. As of April 11, 2006, income from discontinued operations was approximately $7,000.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $2.5 million and $3.8 million at June 30, 2007 and December 31, 2006, respectively.

Cash and cash equivalents decreased approximately $1,283,000 in the six month period ended June 30, 2007 due primarily to operating expenses.

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

In 2006, the Company eliminated its direct research activities and sold a material portion of its intellectual property. The Company’s operations currently relate primarily to the ownership of its intellectual property rights of its Biosyn subsidiary and the evaluation of its remaining options and alternatives with respect to its future course of business. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues therefrom. We therefore expect negative cash flows to continue for the foreseeable future. The Company presently has enough financial resources to continue operations as they currently exist for the near term, however, it does not have the technological or the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy without additional funding. Alternatives with respect to the Company’s remaining business and assets might include seeking to merge or combine with another third party with greater resources and infrastructure necessary to conduct development programs and to commercialize technology. If a suitable candidate cannot be found, the Company may chose to liquidate or voluntarily file bankruptcy proceedings. Due to the uncertainty of the cash flow necessary to explore or implement these alternatives, there can be no assurance that the Company will have adequate resources to continue operations for longer than 12 months.

These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to sell or license our remaining technology or find suitable candidates for a business combination or other transaction, if at all. We may be required to accept less than favorable commercial terms in any such future arrangements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into business combination or other agreements, therefore making it more difficult to obtain required financing on favorable terms or at all. Such an outcome may negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect our adoption of this new standard to have a material impact on the Company’s financial statements.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  No changes in those policies and estimates have occurred during the six months ended June 30, 2007.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our securities owned as of June 30, 2007, were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be affected.

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

The Company’s board of directors is continuing to explore alternatives for the Company with respect to its business and assets. These alternatives might include seeking to sell remaining assets to third parties, the possible dissolution or liquidation of the Company, merging or combining with another company, bankruptcy proceedings or other alternatives. There can be no assurance that any third party will be interested in merging with the Company or acquiring the remaining assets of the Company or would agree to a price and other terms that we would deem adequate.

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

In 2006, the Company eliminated its direct research activities and sold a material portion of its intellectual property. The Company’s operations currently relate primarily to the intellectual property relating to the product candidates of its Biosyn subsidiary and the evaluation of its remaining options and alternatives with respect to its future course of business. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues therefrom. We therefore expect negative cash flows to continue for the foreseeable future. The Company presently has enough financial resources to continue operations as they currently exist for the near term, however, it does not have the technological or the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy without additional funding. Alternatives with respect to the Company’s remaining business and assets might include seeking to merge or combine with another third party with greater resources and infrastructure necessary to conduct development programs and to commercialize technology. If a suitable candidate cannot be found, the Company may choose to liquidate or voluntarily file bankruptcy proceedings. Due to the uncertainty of the cash flow necessary to explore or implement these alternatives, there can be no assurance that the Company will have adequate resources to continue operations for longer than twelve (12) months.

These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to sell or license our remaining technology or find suitable candidates for a business combination or other transaction, if at all. We may be required to accept less than favorable commercial terms in any such future arrangements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into business combination or other agreements, therefore making it more difficult to obtain required financing on favorable terms or at all. Such an outcome may negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

Patients participating in the clinical trial of our product candidate may experience serious adverse health events. A serious adverse health event includes death, a life-threatening condition, hospitalization, disability, congenital anomaly, or a condition requiring intervention to prevent permanent impairment or damage. The occurrence of any of these events could interrupt, delay or halt clinical trials of our product candidate and could result in the FDA, or other regulatory authorities, denying approval of our product candidate for any or all targeted indications. An institutional review board or independent data safety monitoring board, the FDA, other regulatory authorities or we, may suspend or terminate clinical trials at any time. Our product candidate may prove not to be safe for human use. Any delay in the regulatory approval of our product candidate could increase our product development costs and allow our competitors additional time to develop or market competing products.

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

The patent position of companies engaged in businesses such as Cellegy’s business generally is uncertain and involves complex, legal and factual questions. There is a substantial backlog of patent applications at the United States Patent and Trademark Office. Patents in the United States are issued to the party that is first to invent the claimed invention. There can be no assurance that any patent applications relating to Cellegy’s products or methods will be issued as patents, or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted there under will provide a competitive advantage.

In addition, many other organizations are engaged in research and product development efforts that may overlap with Cellegy’s products. Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by Cellegy. These rights may prevent us from commercializing technology, or may require Cellegy to obtain a license from the organizations to use the technology. Cellegy may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, and cannot be sure that the patents underlying any such licenses will be valid or enforceable. Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to United States patents as extensively as those rights are protected in the United States. The issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries; therefore, the extent of any patent protection is uncertain and may vary in different countries. As with other companies in the pharmaceutical industry, we are subject to the risk that persons located in other countries will engage in development, marketing or sales activities of products that would infringe our patent rights if such activities were conducted in the United States.

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

Our stock price has from time to time experienced significant price and volume fluctuations. Since becoming a public company, our stock price has fluctuated due to overall market conditions and due to matters or events more specific to Cellegy. Events or announcements that could significantly impact our stock price include:

•	Publicity or announcements regarding regulatory developments relating to our products;

•	Clinical trial results, particularly the outcome of more advanced studies; or negative responses from both domestic and foreign regulatory authorities with regard to the approvability of our products;
•	Period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
•	Common stock sales in the public market by one or more of our larger stockholders, officers or directors;
•	A negative outcome in any litigation or potential legal proceedings; or
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

CELLEGY PHARMACEUTICALS, INC.

Date: July 31, 2007	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Date: July 31, 2007	/s/ Robert J. Caso
Robert J. Caso
Vice President, Finance and Chief Financial Officer