Form 10-Q
period 2007-09-30
CELLEGY PHARMACEUTICALS INC
filed 2007-10-19
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock at October 18, 2007 was 29,834,796.

CELLEGY PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

PART I   -   FINANCIAL INFORMATION

ITEM 1: Financial Statements

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,135	$3,804
Accounts receivable	-	77
Prepaid expenses and other current assets	279	264
Total current assets	2,414	4,145
Total assets	$2,414	$4,145

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16	$175
Accrued expenses and other current liabilities	165	536
Current portion of notes payable	-	45
Total current liabilities	181	756
Notes payable	453	322
Derivative instruments	2	4
Total liabilities	636	1,082

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	125,739	125,699
Accumulated deficit	(123,964)	(122,639)
Total stockholders' equity	1,778	3,063
Total liabilities and stockholders' equity	$2,414	$4,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Licensing, milestone and development funding	$-	$73	$-	$452
Grants	-	99	-	1,926
Product sales	-	-	-	257
Total revenues	-	172	-	2,635
Costs and expenses:
Cost of product sales	-	-	-	257
Research and development	2	338	23	2,244
Selling, general and administrative	404	955	1,345	4,526
Equipment FMV adjustment	-	276	-	276
Total costs and expenses	406	1,569	1,368	7,303
Operating loss	(406)	(1,397)	(1,368)	(4,668)
Other income (expenses):
Interest and other income	147	99	203	114
Interest and other expense	(67)	(487)	(161)	(924)
Derivative revaluation	5	145	1	170
Total other income (expenses)	85	(243)	43	(640)
Net loss from continuing operations applicable
to common stockholders	(321)	(1,640)	(1,325)	(5,308)
Income from discontinued operations	-	-	-	7

Net loss applicable to common stockholders	$(321)	$(1,640)	$(1,325)	$(5,301)

Earnings per common share:
From continuing operations	$(0.01)	$(0.05)	$(0.04)	$(0.18)
From discontinued operations	-	-	-	-
Basic loss per common share:	$(0.01)	$(0.05)	$(0.04)	$(0.18)
From continuing operations	$(0.01)	$(0.05)	$(0.04)	$(0.18)
From discontinued operations	-	-	-	-
Diluted loss per common share:	$(0.01)	$(0.05)	$(0.04)	$(0.18)
Weighted average number of common shares
used in per share calculations:
Basic	29,835	29,833	29,835	29,832
Diluted	29,835	29,833	29,835	29,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(1,325)	$(5,301)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activites:
Bad debt expense & other non-cash items	-	35
Depreciation expense	-	121
Intangible assets amortization	-	196
Loss on sale of fixed assets	-	375
Equity compensation expense	40	121
Derivative re-evaluation	(2)	(170)
Interest accretion on notes payable	131	574
MPI Note debt forgiveness	(5)	-
Changes in operating assets and liabilitites:
Prepaid expenses and other current assets	(15)	2,065
Accounts receivable	77	980
Other assets	-	(1,012)
Accounts payable	(159)	(401)
Accrued expenses and other current liabilities	(371)	(1,566)
Other long term liabilities	-	75
Deferred revenue	-	298
Net cash used in operating activities	(1,629)	(3,610)
Investing activities:
Sale of investments	-	11
Proceeds from sale of subsidiary	-	1,013
Net cash provided by investing activities	-	1,024
Financing activities:
Issuance of notes payable		2,000
Repayment of notes payable	(40)	(958)
Net cash provided by (used in) financing activities	(40)	1,042

Effect of exchange rate changes on cash	-	123

Net decrease in cash and cash equivalents	(1,669)	(1,421)
Cash and cash equivalents, beginning of period	3,804	2,251
Cash and cash equivalents, end of period	$2,135	$830

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Cellegy Pharmaceuticals, Inc. (“Cellegy” or “the Company”) operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2006.

Biosyn, Inc. (“Biosyn”) is a wholly owned subsidiary of Cellegy.

Liquidity and Capital Resources

We prepared the condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to the Company’s future business alternatives as described below, which may preclude the Company from realizing the value of certain assets during their future course of business. At September 30, 2007, the Company had cash and cash equivalents of approximately $2.1 million.

In 2006, the Company eliminated its direct research activities and the Company sold a material portion of its intellectual property. The Company’s operations currently relate primarily to the intellectual property of its Biosyn subsidiary and the evaluation of its remaining options and alternatives with respect to its future course of business. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof, and it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues therefrom. We therefore expect negative cash flows to continue for the foreseeable future. The Company presently has enough financial resources to continue operations as they currently exist for the near term, however, it does not have the technological nor the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy without additional funding. Alternatives with respect to the Company’s remaining business and assets might include seeking to merge or combine with another third party with greater resources and infrastructure necessary to conduct development programs and to commercialize technology. If a suitable candidate cannot be found, the Company may choose to liquidate or voluntarily file bankruptcy proceedings. At present, the Company believes that a merger transaction would potentially be the preferred alternative, and the Company is engaged in discussions with a third party concerning a possible merger transaction. However, no definitive agreements have been entered into concerning the terms of any such transaction, and there can be no assurance that any such transaction will be negotiated, entered into or completed. Due to the uncertainty of the cash flow necessary to explore or implement these alternatives, there can be no assurance that the Company will have adequate resources to continue operations for longer than twelve (12) months.

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

Total comprehensive income during three and nine months ended September 30, 2007 and 2006 consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss after discontinued operations	$(321)	$(1,640)	$(1,325)	$(5,301)
Change in FCT adjustments	-	-	-	123
Comprehensive loss	$(321)	$(1,640)	$(1,325)	$(5,178)

Note 3: Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. There is no difference between basic and diluted net loss per common share, as presented in the condensed consolidated statements of operations, because all options and warrants are anti-dilutive. The total number of shares that had their impact excluded was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Options	1,363	4,357	1,363	2,222
Warrants	2,115	2,375	2,115	2,375
Total number of shares excluded	3,478	6,732	3,478	4,597

2006 share amounts exclude 2,121,212 shares that would have been issuable upon conversion of the $3.5 million nonnegotiable senior convertible debenture due PDI, Inc. (“PDI”). This note was settled in September, 2006.

Note 4: Stock-Based Compensation

In the condensed consolidated statement of operations in the third quarter of 2007 and 2006, the Company recorded stock based compensation expenses of $16,154 and $37,830, respectively.

2005 Equity Incentive Plan (“2005 Plan”)

Options Outstanding
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
48,000	8.00 years	$1.34	$-

There were no grants, cancellations or exercises of options under the 2005 Plan during the quarter ended September 30, 2007. None of the options vested in the quarter ended September 30, 2007.

1995 Equity Incentive Plan (“Prior Plan”)

Options Outstanding				Options Exercisable
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
222,944	6.18 years	$3.12	$-	172,236	5.93 years	$3.37	$-

There were no cancellations, exercises or vesting of options under the Prior Plan during the quarter ended September 30, 2007. No future options may be granted under the Prior Plan.

Directors’ Stock Option Plan (“Director’s Plan”)

Options Outstanding and Exercisable
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
92,000	5.08 years	$4.45	$-

There were no cancellations, exercises or vesting of options under the Prior Plan during the quarter ended September 30, 2007. No future options may be granted under the Directors’ Plan.

Non-Plan Options

In November 2003, the Company granted an initial stock option to Mr. Richard C. Williams, upon his appointment as Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 and 600,000 options have exercise prices of $2.89 and $5.00 per share, respectively. The option was vested and exercisable in full on the grant date, although a portion of the option covering up to 600,000 shares initially and declining over time is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and as director within certain future time periods. As of September 30, 2007, none of these options have been exercised.

Biosyn Options

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable.

During the quarter ended September 30, 2007, there were no cancellations or exercises under Biosyn options plan. The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at September 30, 2007:

Options Outstanding and Exercisable
Weighted Average Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
4,797	6.31 years	$0.29	$-

Shares Reserved

As of September 30, 2007, the Company has reserved shares of common stock for issuance as follows:

Biosyn options	4,797
Director's Plan	92,000
Warrants	2,114,593
Nonplan options	1,000,000
1995 Equity Incentive Plan	222,944
2005 Equity Incentive Plan	998,500
Total	4,432,834

As of September 30, 2007, there was $32,181 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.82 years.

Warrants
	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
June 2004 Private Investment in Public Equity (“PIPE”)	604,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	81,869	5.84-17.52	October 22, 2004	2008 - 2014
May 2005 PIPE
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total	2,114,593

Note 5: Segment Reporting

All revenues during the three and nine months ended September 30, 2006, were derived from the Company’s pharmaceutical segment. There are no revenues in 2007.

Revenues from external sources by major geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2007	2006	2007	2006
North America
Pharmaceuticals	$-	$99	$-	$1,926
Europe
Pharmaceuticals	-	73	-	709

Revenues from continuing operations	$-	$172	$-	$2,635

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

Operating loss by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Loss	2007	2006	2007	2006
North America
Pharmaceuticals	$(321)	$(501)	$(1,325)	$(1,784)
Europe
Pharmaceuticals	-	(1,139)	-	(3,524)

Net loss from continuing operations	$(321)	$(1,640)	$(1,325)	$(5,308)

All of the Company’s assets are related to the pharmaceutical segment and are located in the United States. Assets by major geographic region are as follows (in thousands):

	September 30,	December 31,
Assets	2007	2006

North America	$2,414	$4,145

Note 6: Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157,“Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our consolidated financial statements.

In June 2007,the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”(“EITF 07-3”).  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or related services have been performed.  Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. We do not expect the adoption of EITF 07-3 to have a significant impact on our consolidated financial statements.

The EITF has Issue No. 07-01 “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-01”) currently under consideration. EITF 07-01 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. At its September 26, 2007 meeting, the EITF approved the issuance of a draft abstract for a public comment period.

Note 7: Accounts Receivable

Accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Grant receivables	$-	$63
Other receivables	-	14
	$-	$77
Note 8: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Prepaid insurance	$154	$237
PA R&D tax credit	117	-
Security deposits	8	18
Other	-	9
	$279	$264

In the third quarter of 2007, the Company received notification from the Commonwealth of Pennsylvania that, in connection with its review and settlement of Biosyn’s 2005 corporate net income tax filing, the Commonwealth had awarded Biosyn approximately $128,000 in research and development tax credits (“R&D credit”). Under Pennsylvania tax law, such credits may be sold to other entities having a Pennsylvania corporate net income tax liability.  The transfer of the R&D credit must first be approved by the Commonwealth of Pennsylvania and the Company expects to complete the sale and transfer of this item in the first quarter of 2008. The Company recorded approximately $117,000 in other income related to the expected sale of the R&D credit.   The asset recorded is net of an estimated discount of approximately $11,000.

Note 9: Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accrued expenses and other current liabilities consist of the following (in thousands):

September 30,
December 31,

2007
2006

 Accrued legal fees
$
28
$
22

 Accrued retention and severance
52
100

 Accrued accounting and consulting fees
15
175

 Insurance payable
-
164

 Other
70
75

 Total
$
165
$
536

Note 10: Notes Payable

 Ben Franklin Note

Biosyn issued a note to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of a compound to prevent the transmission of Acquired Immunodeficiency Disease (“AIDS”).

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. There is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company is accreting the discount of $572,902 against earnings using the interest rate method over the discount period of five years, which was estimated in connection with the note’s valuation at the time of the acquisition. At September 30, 2007, the outstanding balance of the note is $452,695.

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

Note 11:  Derivative Instruments.

 The warrants from the May 2005 PIPE financing and Kingsbridge structured secondary offering (“SSO”) are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants, using the Black-Scholes valuation model, recorded as derivative liability at September 30, 2007 and December 31, 2006 was $2,478 and $3,987. The changes in the estimated fair value of the warrants have been recorded as other income and expense in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2007, the Company recognized income of $4,548 and $1,376, respectively from derivative revaluation. The Kingsbridge warrants were cancelled January 12, 2007.

Note 12: Discontinued Operations

On April 11, 2006, Epsilon Pharmaceuticals Pty, Ltd (“Epsilon”) purchased all of the shares of Cellegy Australia Pty, Ltd (“Cellegy Australia”). The subsidiary was part of the Pharmaceutical Segment for the Australian and Pacific Rim geographic areas. The purchase price for the shares was $1.0 million plus amounts equal to the liquidated value of Cellegy Australia's cash, accounts receivable and inventory. The total amount received was approximately $1.3 million. Below is a summary of the assets and liabilities included in the sale:

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

Cellegy's discontinued operations reflect the operating results for the disposal group through the date of disposition and recognize the subsidiary's foreign currency translation balance as income in the current period pursuant to SFAS No. 52, Foreign Currency Translation. Below is a summary of those results:

Nine Months Ended
September 30,
2006

Net revenue	$166
Cost of revenues	27
Gross profit	139
Selling general and administrative expenses	65
Operating income	74
Interest income	2
Loss on disposal	(69)
Income from discontinued operations	$7

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

General

Cellegy Pharmaceuticals is a specialty biopharmaceutical company. Following the Company’s decision to eliminate its direct research activities and the sale of its assets to Strakan International, Ltd (“ProStrakan”) in late 2006, the Company’s operations currently relate primarily to the ownership of its intellectual property rights relating to the Biosyn product candidates and the evaluation of its remaining options and alternatives with respect to its future course of business.

Results of Operations

Revenues.  The Company had no revenues for the three and nine month periods ended September 30, 2007 and had revenues of approximately $172,000 and $2,635,000 for the three and nine month periods ended September 30, 2006, respectively.  Nine-month 2006 period-to-date revenues consist of licensing, product sales and grant revenues.

Licensing revenues. The Company had no licensing revenues for the three and nine month periods ended September 30, 2007. The Company recorded licensing revenues for the three and nine month periods ended September 30, 2006 of approximately $73,000 and $452,000, respectively. Licensing revenues consist primarily of amortization of upfront payments received from licensees in connection with the Company’s existing licensing agreements. We expect to recognize no licensing revenues in the foreseeable future.

Grant Revenues. The Company had no grant revenues for the three and nine month periods ending September 30, 2007. Grant revenues were approximately $99,000 and $1,926,000 for the three and nine month periods ended September 30, 2006 and related primarily to the CVN and UC-781 product candidates. The Company has discontinued its grant funding in connection with the elimination of its direct research activities in 2006 and does not expect to record grant revenues in 2007.

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

Product Sales.  The Company had no product sales for the three and nine month periods ended September 30, 2007. There were no product sales for the three month period ended September 30, 2006. Product sales for the nine-month period ending September 30, 2006 of approximately $257,000 consisted primarily of in-process and other inventory purchases by ProStrakan in conjunction with its acquisition of the European marketing rights to Rectogesic in late 2005. Due to the renegotiation of its agreements with ProStrakan and the sale of the Company’s technology in 2006, Cellegy does not currently generate product sales revenue. We expect to recognize no product sales revenues in the foreseeable future.

Cost of Product Sales. For the nine month period ended September 30, 2006, the Company incurred Cost of Product Sales expenses of approximately $257,000 which consists primarily of in-process inventory and raw material costs.

Research and Development Expenses.  In the three and nine month periods ending September 30, 2007, the Company incurred research and development expenses of approximately $2,000 and $23,000, respectively. During the corresponding periods of 2006, research and development expenses of approximately $338,000 and $2,244,000 were attributable primarily to research activities concerning the Company’s HIV product candidates. The Company discontinued its direct research activities in 2006 and does not expect to incur significant research and development expenses in 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three and nine month periods ending September 30, 2007 were approximately $404,000 and $1,345,000. Selling, general and administrative expenses for the three and nine month periods ending September 30, 2006 were approximately $955,000 and $4,526,000, respectively.

For the three month period, the decrease of approximately $551,000 consists primarily of approximately $81,000 decreases in salary and related expenses due to reductions in staffing and a decrease of approximately $435,000 in office, legal, consulting and other administrative expenses. For the nine month period, the decrease of approximately $3,181,000 consists primarily of approximately $1,080,000 decreases in salary and related expenses due to reductions in staffing, decreases of approximately $1,400,000 in legal, consulting and other administrative expenses and decreases of approximately $667,000 in rent and other office expenses. Additionally, the first quarter of 2006 includes Kingsbridge SSO financing fees of $266,000.

Equipment FMV Adjustment. In the third quarter of 2006, in connection with the cessation of Savvy and related research activities and with the closure of Biosyn’s laboratory facility, the Company wrote down certain plant and equipment and recorded a charge of approximately $276,000.

Other Income (Expenses).  Net other income (expenses) in the third quarters of 2007 and 2006 was approximately $85,000 other income and $243,000 other expense, respectively. Net other income (expenses) for the nine month period ending September 30, 2007 and 2006 was approximately $43,000 other income and $640,000 other expense, respectively. The decrease in expense was due primarily to a reduction in interest expense due to the liquidation of the promissory notes due PDI, Inc. in the fourth quarter of 2006. Additionally, derivative expense decreased in 2007 due to the termination of the Kingsbridge SSO agreement and related warrants derivative in January 2007. In the third quarter of 2007, the Company recognized approximately $111,000 in other income related to the expected sale of a 2005 Pennsylvania research and development tax credit.  Under Pennsylvania tax law, such credits may be sold to other firms having a Pennsylvania corporate net income tax liability.  The transfer of the credit must first be approved by the Commonwealth of Pennsylvania and Cellegy expects to complete the sale of this credit in the first quarter of 2008.  The amount recorded is net of estimated fees and discounts of approximately $17,000.

Discontinued Operations.  On April 11, 2006, Epsilon purchased all of the shares of Cellegy Australia and as a result, the Company reflected Cellegy Australia as a discontinued operation and recorded income from discontinued operations of approximately $7,000.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $2.1 million and $3.8 million at September 30, 2007 and December 31, 2006, respectively.

Cash and cash equivalents decreased approximately $1,669,000 in the nine month period ended September 30, 2007 due primarily to operating expenses.

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

In 2006, the Company eliminated its direct research activities and sold a material portion of its intellectual property. The Company’s operations currently relate primarily to the ownership of its intellectual property rights of its Biosyn subsidiary and the evaluation of its remaining options and alternatives with respect to its future course of business. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues therefrom. We therefore expect negative cash flows to continue for the foreseeable future. The Company presently has enough financial resources to continue operations as they currently exist for the near term, however, it does not have the technological or the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy without additional funding. Alternatives with respect to the Company’s remaining business and assets might include seeking to merge or combine with another third party with greater resources and infrastructure necessary to conduct development programs and to commercialize technology. If a suitable candidate cannot be found, the Company may chose to liquidate or voluntarily file bankruptcy proceedings. At present, the Company believes that a merger transaction would potentially be the preferred alternative, and the Company is engaged in discussions with a third party concerning a possible merger transaction. However, no definitive agreements have been entered into concerning the terms of any such transaction, and there can be no assurance that any such transaction will be negotiated, entered into or completed. Due to the uncertainty of the cash flow necessary to explore or implement these alternatives, there can be no assurance that the Company will have adequate resources to continue operations for longer than 12 months.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157,“Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our consolidated financial statements.

In June 2007,the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”(“EITF 07-3”).  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or related services have been performed.  Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. We do not expect the adoption of EITF 07-3 to have a significant impact on our consolidated financial statements.

The EITF has Issue No. 07-01 “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-01”) currently under consideration. EITF 07-01 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. At its September 26, 2007 meeting, the EITF approved the issuance of a draft abstract for a public comment period.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  No changes in those policies and estimates have occurred during the nine months ended September 30, 2007.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our securities owned as of September 30, 2007, were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be affected.

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

The Company’s board of directors is continuing to explore alternatives for the Company with respect to its business and assets. These alternatives might include seeking to sell remaining assets to third parties, the possible dissolution or liquidation of the Company, merging or combining with another company, bankruptcy proceedings or other alternatives. At present, the Company believes that a merger transaction would potentially be the preferred alternative, and the Company is engaged in discussions with a third party concerning a possible merger transaction. However, no definitive agreements have been entered into concerning the terms of any such transaction, and there can be no assurance that any such transaction will be negotiated, entered into or completed. There can be no assurance that any third party will be interested in merging with the Company or acquiring the remaining assets of the Company or would agree to a price and other terms that we would deem adequate.

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

We are subject to regulation by regulatory authorities including the United States Food and Drug Administration (“FDA”), which could delay or prevent marketing of our products. Unexpected regulatory outcomes could adversely affect our business and stock price.

Cellegy’s remaining product candidates and our research and clinical activities are subject to extensive regulation by governmental regulatory authorities in the United States and in other countries. Before we obtain regulatory approval for the commercial sale of any potential drug products, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. The timing of New Drug Application (“NDA”) submissions, the outcome of reviews by the FDA and the initiation and completion of other clinical trials are subject to uncertainty, change and unforeseen delays. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA establishes a target date to complete its review of an NDA. Although the FDA attempts to respond by the relevant PDUFA date to companies that file NDAs, there is no obligation on the FDA’s part to do so. In addition, extensive current pre-clinical and clinical testing requirements and the current regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities, or new government regulations, could prevent or delay regulatory approval of our product candidates.

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

Patients participating in the clinical trial of our product candidate may experience serious adverse health events. A serious adverse health event includes death, a life-threatening condition, hospitalization, disability, congenital anomaly, or a condition requiring intervention to prevent permanent impairment or damage. The occurrence of any of these events could interrupt, delay or halt clinical trials of our product candidate and could result in the FDA, or other regulatory authorities, denying approval of our product candidate for any or all targeted indications. An institutional review board or independent data safety monitoring board, the FDA, other regulatory authorities or we, may suspend or terminate clinical trials at any time. Product candidates may prove not to be safe for human use. Any delay in the regulatory approval of product candidates could increase our product development costs and allow our competitors additional time to develop or market competing products.

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

CELLEGY PHARMACEUTICALS, INC.

Date: October 19, 2007	By:	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Date: October 19, 2007	By:	/s/ Robert J. Caso
Robert J. Caso
Vice President, Finance and Chief Financial Officer