Form 10-K
period 2007-12-31
CELLEGY PHARMACEUTICALS INC
filed 2008-03-20
CIK 887247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-26372

CELLEGY PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2085B Quaker Point Drive Quakertown, PA 18951
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $2,048,472.

As of February 29, 2008, there were 29,834,796 shares of common stock outstanding.

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

CELLEGY PHARMACEUTICALS, INC. 10-K ANNUAL REPORTFOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Unless the context otherwise requires, the terms “we”, “our”, “the Company”, and “Cellegy” refer to Cellegy Pharmaceuticals, Inc., a Delaware corporation, and its subsidiary. Savvy®, is our trademark. We also refer to trademarks of other corporations and organizations in this document.

PART I

ITEM 1:  BUSINESS

Cellegy Pharmaceuticals, Inc. and subsidiary (“Cellegy,” “we,” us,” “our” or the “Company”) is a specialty pharmaceuticals company. The Company’s wholly owned subsidiary, Biosyn, Inc. (“Biosyn”), has intellectual property relating to a portfolio of proprietary product candidates known as microbicides. Biosyn’s product candidates, which include both contraceptive and non-contraceptive microbicides, are used intravaginally and are intended to reduce transmission of sexually transmitted diseases (“STDs”) including Human Immunodeficiency Virus (“HIV”) and Acquired Immunodeficiency Disease (“AIDS”). Biosyn’s product candidates include Savvy®, which underwent Phase 3 clinical trials in Ghana and Nigeria for anti-HIV microbicidal efficacy and is currently in a Phase 3 contraception trial in the United States, and UC-781, a non-nucleoside reverse transcriptase (“RT”) inhibitor. The Company’s HIV Phase 3 clinical trials were suspended in 2005 and 2006 and have been terminated.

On February 12, 2008, Cellegy entered into a definitive merger agreement (the “Merger Agreement”) providing for the acquisition of Cellegy by Adamis Pharmaceuticals Corporation. Adamis is a privately held specialty pharmaceuticals company that is engaged in the research, development and commercialization of products for the prevention of viral infections, including influenza. Adamis currently markets and sells a line of prescription products for a variety of allergy, respiratory disease and pediatric conditions, and also owns a good manufacturing practice (“GMP”) certified independent contract packager of pharmaceutical and nutraceutical products. The transaction was unanimously approved by the boards of directors of both companies and is anticipated to close during the second or third quarter of 2008, subject to the filing of a registration statement and proxy statement with the Securities and Exchange Commission (“SEC”), the approval of Adamis’ and Cellegy’s respective stockholders at stockholder meetings following distribution of a definitive proxy statement, and other customary closing conditions. Holders of approximately 40% of Cellegy’s outstanding common stock have entered into voting agreements pursuant to which they agreed to vote their shares in favor of the transaction. The combined company expects to continue to be publicly traded after completion of the merger, although under a different corporate name.

If the merger is consummated, each Adamis stockholder will receive, in exchange for each share of Adamis common stock held by such stockholder immediately before the closing, one (post-reverse stock split) share of Cellegy common stock (excluding in all cases dissenting shares). If the transaction is approved by Cellegy’s stockholders, before the closing Cellegy will implement a reverse stock split of its common stock so that the outstanding Cellegy shares will be converted into a number of shares equal to the sum of (i) 3,000,000 plus (ii) the amount of Cellegy’s net working capital as of the end of the month immediately preceding the month in which the closing occurs divided by .50. Based on several assumptions that are subject to change, including, without limitation, the number of shares of Cellegy common stock outstanding immediately before the merger and the amount of Cellegy’s current assets and liabilities as of the end of the month immediately prior to the closing, Cellegy estimates that the reverse stock split will be between approximately 8.5 to 1 and 9.945 to 1. The actual amounts and percentages will depend on many factors, and actual amounts and percentages could be higher or lower.

In addition, the Merger Agreement contains certain termination rights for both Cellegy and Adamis, and further provides that, upon termination of the merger agreement under specified circumstances, either party may be required to pay the other party a termination fee of $150,000. Both parties have the right to terminate the Merger Agreement if the merger is not consummated by (i) August 31, 2008, if the SEC does not review the registration statement and (ii) September 30, 2008, if the SEC does review the registration statement, so long as the terminating party is not in breach of the Merger Agreement and such breach is a principal failure of the merger to occur by such date.

In connection with the signing of the Merger Agreement, Cellegy also issued to Adamis an unsecured convertible promissory note pursuant to which Cellegy agreed to lend Adamis $500,000 to provide additional funds to Adamis during the pendency of the merger transaction (the “Promissory Note”). Any principal outstanding under the Promissory Note accrues interest at 10% per annum. The Promissory Note becomes immediately due and payable in the event that the Merger Agreement is terminated by Adamis or Cellegy for certain specified reasons or on the later of (i) the sixteen month anniversary of the issue date of the Promissory Note or (ii) the date that is two business days following the first date on which certain other notes issued by Adamis to a third party have been repaid in full. If the Promissory Note is outstanding as of the closing of the merger transaction, the Promissory Note will convert into shares of Adamis stock, and those shares will be cancelled.

There is no assurance that the Company will be able to close the transaction with Adamis. Should Cellegy be unable to secure the additional shareholder votes necessary to approve the transaction with Adamis or otherwise be unable to close the transaction, the Company may chose to pursue liquidation or voluntarily file bankruptcy proceedings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations. These factors raise substantial doubt about our ability to continue as a going concern.

Following the Company’s sale of assets relating to most of its products and product candidates to ProStrakan Group plc (“ProStrakan”), a publicly-traded pharmaceutical company based in the United Kingdom in November 2006, the Company’s operations currently relate primarily to the intellectual property rights relating to the Biosyn product candidates. The Company’s intellectual property consists primarily of commercialization and territorial marketing rights for its Savvy HIV and contraception compounds as well as related patents, trademarks, license agreements, manufacturing and formulation technologies, past research and out-license arrangements with certain philanthropic and governmental organizations. The Company is also engaged in monitoring the progress of the Savvy Phase 3 contraception trial in the United States and provides regulatory support for both the current contraception trial and its suspended HIV trials.

While the Savvy Phase 3 contraception trial in the United States is ongoing and is expected to be completed in the fourth quarter of 2008, the Company is not directly involved with the conduct and funding thereof and, due to the cessation of the HIV Phase 3 trials in 2005 and 2006, it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues there from. We expect negative cash flows to continue for the foreseeable future. The Company believes that it presently has enough financial resources to continue operations as they currently exist until approximately September 30, 2008; however, it does not have the technological nor the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work required to commercialize its Savvy technology or other product candidates without additional funding.

Summary of Certain Other Developments

On September 12, 2007, Family Health International (“FHI”) released the final results of two clinical trials halted in November 2005 and August 2006, that examined the safety and effectiveness of Savvy® (C31G vaginal gel) as a potential microbicide for the prevention of male-to-female transmission of HIV among women at high risk of infection. As of the time they were halted, the trials—in Ghana and Nigeria—were unable to show that Savvy® was more effective than a placebo gel. The FHI release noted that the trial results possibly were influenced by the fact that all participants, including those receiving the placebo gel, received risk reduction counseling and condoms. These final results are consistent with the information that the Company previously reported concerning FHI’s initial decision to terminate the trials. Cellegy had previously announced on November 8, 2005 and on August 28, 2006 that the Data Monitoring Committees (“DMC”) had reviewed interim data from the Savvy® Ghana and Nigeria Phase 3 HIV prevention trials, respectively, and made recommendations that each trial not continue. A lower than expected rate of HIV seroconversion in these trials made it unlikely that the number of events required to evaluate the effect of Savvy® on HIV could be reached, even if the trials were continued.

On January 31, 2006, Cellegy announced that it entered into a non-exclusive, developing world licensing agreement with the Contraceptive Research and Development Organization (“CONRAD”), for collaboration on the development of Cellegy’s entire microbicide pipeline, including Savvy, UC-781 and Cyanovirin-N (“CV-N”). CONRAD is a nonprofit, philanthropic organization dedicated to supporting the development of better, safer, and more acceptable methods to prevent pregnancy and sexually transmitted infections, including HIV/AIDS. The agreement facilitated CONRAD’s access to Cellegy’s past research results, formulation developments and other technological intangibles in the microbicidal field in exchange for CONRAD’s funding of the remaining Phase 3 U.S. contraception trial expenses. These expenses consist primarily of providing the clinical materials necessary for the conduct of the trial, along with certain regulatory functions. Under this agreement, Cellegy retained all commercial rights to its microbicidal technology.

On April 25, 2006, the Cardiovascular Renal Drugs Advisory Committee (the “Committee”) of the United States Food and Drug Administration (“FDA” or the “Agency”) met to review Cellegy’s New Drug Application (“NDA”) relating to its Cellegesic product candidate. The Committee voted on three questions in connection with its review, with the following results:

1.
A majority of the Committee found that, taking all three studies into consideration, the data was compelling that there was an effect of nitroglycerin ointment on the pain associated with anal fissures.

2.	A majority of the Committee agreed that the quadratic model was the proper statistical analysis for the purpose of decision-making.

3.	In its final vote, six members of the Committee voted for “Approval” of Cellegesic and six voted “Approvable pending another study of effectiveness.” There were no votes for “Not Approvable.”

On July 7, 2006 the FDA issued an Approvable Letter for Cellegy’s product candidate, Cellegesic, but indicated that before Cellegy’s NDA may be approved and the product approved for marketing, Cellegy must conduct another clinical trial to demonstrate the efficacy at a level deemed statistically significant by the FDA. The letter indicated that the FDA was requiring an additional study because it believed the results of the three trials conducted to date did not provide substantial evidence that the drug was effective. The letter also provided a number of comments on the results previously presented by Cellegy and recommendations concerning the design and protocol of the additional required study.

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

Simultaneously with the signing of the Asset Purchase Agreement (“APA”) with ProStrakan, in September 2006, ProStrakan loaned Cellegy $2,000,000 pursuant to a secured promissory note, a patent collateral security and pledge agreement and a trademark collateral and security agreement. The loan was paid in full in connection with the closing of the asset sale transaction in November, 2006.

In connection with the signing and closing of the APA with ProStrakan, Cellegy also resolved its obligations under previous agreements between the Company and PDI, Inc. (“PDI”). On September 20, 2006, Cellegy and PDI entered into a letter agreement, pursuant to which Cellegy agreed to pay PDI, in full and final settlement of all obligations due PDI, an aggregate amount of $3,000,000 subsequent to the sale of assets to ProStrakan which was consummated in November 2006.

On November 28, 2006, for an aggregate purchase price of approximately $9.0 million, we completed the sale to ProStrakan of our rights to Cellegesic® (nitroglycerin ointment), Fortigel® (testosterone gel), Tostrex® (testosterone gel), Rectogesic® and Tostrelle® (testosterone gel), and related intellectual property. Pursuant to the APA, ProStrakan also assumed various existing distribution and other agreements, including in certain Southeast Asian countries, relating to the intellectual property that was included in the sale. Cellegy’s stockholders approved the transaction at a special meeting of stockholders held on November 22, 2006.

 Products Under Development

Savvy

Cellegy obtained rights to the late-stage product candidate, Savvy, with its October 2004 acquisition of Biosyn. Savvy, a microbicidal gel, is intended for the reduction in transmission of HIV and also showed promising preliminary results in the prevention of other STDs, including those caused by herpes simplex virus and Chlamydia. Savvy has also shown activity against gonorrhea and syphilis. The active compound in Savvy is C31G, a broad-spectrum compound with antiviral, antibacterial and antifungal activity. Its mechanism of action is via immediate membrane disruption, and it is also spermicidal. Because of its mechanism of action, C31G has a low potential for resistance and is active against drug resistant pathogens.

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

A Phase 3 trial for contraception is ongoing in the United States, with 1,577 women enrolled out of an expected total enrollment of 1,670 female subjects. The trial is expected to be completed in the fourth quarter of 2008. While the Company currently retains the commercial and technological rights to Savvy (with respect to the United States and other developed countries), it is not directly involved with the oversight and funding of the Savvy Phase 3 trial for contraception. Due to the cessation of the HIV Phase 3 trials in 2005 and 2006, it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues there from. CONRAD, through its agreement entered into with Cellegy in January 2006, undertook a portion of the funding and oversight responsibilities in exchange for access to Biosyn’s current and past research and related technological intangibles. There can be no assurance that Savvy will be successfully approved for contraception or any other indications or that it would be the first of such products to enter the marketplace. There can be no assurance that Savvy could be profitably commercialized or that Cellegy would be able to achieve profitability with this product, if approved.

A second-generation product candidate, UC-781, is a non-nucleoside RT inhibitor that has demonstrated efficacy against a wide range of HIV-1 isolates, including laboratory adapted strains, T cell and macrophage tropic isolates, and primary isolates of all major clades (A through G and isolates that are resistant to other RT inhibitors). Certain Phase 1 human safety studies as well as human anal/rectal efficacy studies of UC-781 are underway.

Cellegy’s research and development expenses were approximately $23,000 and $1,812,000 in 2007 and 2006, respectively.

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

The Company currently hold five patents worldwide relating to Savvy gel for contraception and the reduction in transmission of HIV infection.

 License Agreements

Cellegy had previously entered into a license agreement with PDI for the promotion and distribution of Fortigel in North America. This agreement was also the subject of a lawsuit between the two parties and was later renegotiated and settled. In 2006, Cellegy settled all of its outstanding obligations to PDI for an aggregate amount of $3,000,000 and recognized a gain of approximately $2,100,000 in connection with the settlement.

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

In May 2001, Biosyn entered into an exclusive license agreement with Crompton Corporation, now Chemtura (“Chemtura”), under which Biosyn obtained the rights to develop and commercialize UC-781, a non-nucleoside reverse transcriptase inhibitor, as a topical microbicide. Under the terms of the agreement, Biosyn paid Chemtura a nonrefundable, upfront license fee that was recorded as research and development expense. Chemtura also received a warrant to purchase Biosyn common stock, which converted into a Cellegy warrant in connection with Cellegy’s acquisition of Biosyn in 2004 and is exercisable for a period of two years upon initiation of Phase 3 trials of UC-781. Chemtura is entitled to milestone payments upon the achievement of certain development milestones and royalties on product sales. If UC-781 is successfully developed as a microbicide, then Biosyn has exclusive worldwide commercialization rights.

On October 18, 2007, the Company and CONRAD amended its license agreement to modify the non-exclusive license grant covering the Company’s intellectual property relating to its UC-781 technology to an exclusive license; the general field and permitted uses, covering the public sector and only in developing countries, were not changed.

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

Biosyn entered into various other research and technology agreements. Under these other agreements, Biosyn is working in collaboration with various other parties. Should any discoveries be made under such arrangements, Biosyn may be required to negotiate the licensing of the discovery for the development of the respective technologies. Due to cancellation of its license with the National Institutes of Health (“NIH”) in 2007, Biosyn forfeited the rights for the commercialization of CV-N but the existing agreements between Biosyn and research institutions related to CV-N remain in effect.

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

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

(i)	preclinical tests;

(ii)	the submission to the FDA of an Investigational New Drug Application (“IND”), which must be approved before human clinical trials commence;

(iii)	adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its proposed indication;

(iv)	the submission to the FDA of an NDA; and

(v)
FDA review and approval of the NDA or Product License Application before any commercial sale or shipment of the product. Preclinical tests include laboratory evaluation of product formulation and animal studies (if an appropriate animal model is available) to assess the potential safety and efficacy of the product. Formulations must be manufactured according to the FDA’s current GMP requirements, and preclinical safety tests must be conducted by laboratories that comply with FDA’s Good Laboratory Practice regulations.

The results of preclinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA before commencement of human clinical trials. Clinical trials may begin thirty days after the IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. In some instances, the IND application process can result in substantial delay and expense. Clinical trials are normally done in three phases, although the phases may overlap. Phase 1 trials are concerned primarily with the safety and pharmacokinetics of the product. Phase 2 trials are designed primarily to demonstrative effectiveness and safety in treating the disease or condition for which the product is indicated. These trials typically explore various dose regimens. Phase 3 trials are expanded clinical trials intended to gather additional information on safety and effectiveness necessary to clarify the product’s benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. When data is required from long-term use of a drug following its approval and initial marketing, the FDA can require Phase 4, or post-marketing, studies to be conducted. The FDA, upon request through a Special Protocol Assessment, can also provide specific written guidance on the acceptability of protocol designs for selected clinical trials.

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

Foreign Regulation of Drugs. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries before the commencement of marketing of the product in such countries. The approval procedures vary among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Under European Union (“EU”) regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for EU member states. This authorization is called a Marketing Authorization Approval (“MAA”). The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national Marketing Authorization may submit an application to the remaining member states. Each member state must then make its own determination regarding approval. This procedure is referred to as the European Union Mutual Recognition Procedure (“MRP”). There can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed.

Health Care Reform. In the United States, there have been, and Cellegy expects there will continue to be, a number of federal and state proposals to implement cost controls and other health care regulatory measures. Future legislation could result in a substantial restructuring of the health care delivery system. While we cannot predict whether any legislative or regulatory proposals will be adopted or the effect such proposals may have on our business, the uncertainty of such proposals could have a negative effect on our ability to raise capital and to identify and reach agreements with potential partners, and the adoption of such proposals could have an adverse effect on Cellegy. In both domestic and foreign markets, sales of therapeutic products will depend in part on the availability of reimbursement from third-party payers. There can be no assurance that our products, if commercially developed, will be considered cost effective or that reimbursement will be available. We cannot predict the outcome of any government or industry reform initiatives or the impact thereof on our financial position or results of operations.

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

Savvy is subject to competition from other microbicides that are currently undergoing clinical trials and which may be sold by prescription or over-the-counter, as well as non-microbicidal products such as condoms. There is also a number of existing contraception products currently on the market which could greatly limit the marketability of the Savvy contraception product candidate. As a result, there can be no assurance that Biosyn’s products under development will be able to compete successfully with existing products or other innovative products under development.

Employees

As of December 31, 2007, the Company had three (3) full-time employees at its offices in Quakertown, Pennsylvania.

In addition, we utilize the services of several professional consultants, as well as regulatory and clinical research organizations to supplement our internal staff’s activities. None of our employees are represented by a labor union. We have experienced no work stoppages and we believe that our employee relations are good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the SEC, including reports on the following forms:

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

ITEM 1A:  RISK FACTORS

There is no assurance that the Company will be able to close the merger transaction with Adamis.

Should Cellegy be unable to secure the additional shareholder votes necessary to approve the merger transaction with Adamis or if one or more other closing conditions in the Merger Agreement are not satisfied and the merger transaction does not close, the Company may choose to pursue liquidation or voluntarily file bankruptcy proceedings.

The Company’s cash resources are dwindling

The Company estimates that it has enough cash resources to continue operations as they currently exist until approximately September 30, 2008.

We sold a material portion of our assets to a third party and have reduced the scope of our operations.

In November 2006, we sold a material portion of our assets, including intellectual property rights and related assets concerning most of our products and product candidates, to ProStrakan. The Company’s operations currently relate primarily to the intellectual property rights of our Biosyn subsidiary. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and, due to the cessation of the Africa HIV Phase 3 trials, it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues there from.

We have a history of losses and do not expect to achieve profitability.

We have incurred accumulated losses since our inception and accumulated negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. We expect negative cash flows to continue for the foreseeable future. The Company believes that it has enough financial resources to continue operations as they currently exist until approximately September 30, 2008; however, it does not have the technological or the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy or other Biosyn product candidates without additional funding. Without additional funds from financing, sales of assets, intellectual property or technologies, or from a business combination or a similar transaction, we will exhaust our resources and will be unable to continue operations, and our accumulated deficit will continue to increase as we continue to incur losses. These factors raise substantial doubt about our ability to continue as a going concern.

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

Our audit opinion from our independent registered public accounting firms regarding the consolidated financial statements for the years ended December 31, 2007 and 2006, include an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. Doubts concerning our ability to continue as a going concern could adversely affect our ability to enter into other strategic transactions or arrangements. Such an outcome may negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

The process of developing and obtaining approval for a new pharmaceutical product within this regulatory framework requires a number of years and substantial expenditures. There can be no assurance that necessary approvals will be obtained in a timely manner, if at all. Delays in clinical trials or obtaining regulatory approvals could delay receipt of revenues from product sales, increase our expenditures relating to obtaining approvals, jeopardize corporate partnership arrangements that we might enter into with third parties regarding particular products, or cause a decline in our stock price. If we fail to comply with applicable regulatory requirements, we could be subject to a wide variety of serious administrative or judicially imposed sanctions and penalties, including regulatory actions, suspension or termination of clinical trials, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation. any of which could result in significant financial penalties that could reduce our available cash, delay introduction of products resulting in deferral or elimination of revenues from product sales, and could result in a decline in our stock price.

Clinical trial results are very difficult to predict in advance, and the clinical trial process is subject to delays. Failure of one or more clinical trials or delays in trial completion could adversely affect our business and our stock price.

Results of pre-clinical studies and early clinical trials may not be good predictors of results that will be obtained in later-stage clinical trials. We cannot provide any assurance that Cellegy’s remaining clinical trial will demonstrate the results required to continue advanced trial development and allow us to seek marketing approval for our product candidate. Because of the independent and blind nature of certain human clinical testing, there will be extended periods during the testing process when we will have only limited, or no, access to information about the status or results of the tests. Cellegy and other pharmaceutical companies have believed that their products performed satisfactorily in early tests, only to find their performance in later tests, including Phase 3 clinical trials, to be inadequate or unsatisfactory, or that FDA Advisory Committees have declined to recommend approval of the drugs, or that the FDA itself refused approval, with a resulting decrease in stock price.

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

We have relied on CROs, and other third parties to conduct our clinical trials. In circumstances where trials are conducted by CROs or other third parties, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with CROs can also be challenging, potentially leading to difficulties in coordinating activities. CROs may:

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

The patent position of companies engaged in businesses such as Cellegy’s business generally is uncertain and involves complex, legal and factual questions. There is a substantial backlog of patent applications at the United States Patent and Trademark Office. Patents in the United States are issued to the party that is first to invent the claimed invention. There can be no assurance that any patent applications relating to Cellegy’s products or methods will be issued as patents, or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage.

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

If one or more of our product candidates are approved for marketing, our business will be dependent in part on market acceptance of our products by physicians, healthcare providers, patients and the medical community. Medical doctors’ willingness to prescribe our products depends on many factors, including:

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

Our success is dependent upon the efforts of a small management team and staff, including Richard C. Williams, our interim chief executive officer, and Robert J. Caso, our chief financial officer. We do not have key man life insurance policies covering any of our executive officers or key employees. If key individuals leave Cellegy, we could be adversely affected if suitable replacement personnel are not quickly recruited. There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the development and growth of our business. Our future success depends upon our ability to continue to attract and retain qualified scientific, clinical and administrative personnel.

Our corporate compliance programs cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a small company and we rely heavily on third parties to conduct many important functions. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development. In addition, as a publicly traded company, we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted. While we have developed and instituted a corporate compliance program and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure you that we are now or will be in compliance with all such applicable laws and regulations. Failure to comply with potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common stock to decline, and impede our ability to raise capital or lead to the de-listing of our stock.

Risks Relating to Our Industry

We face intense competition from larger companies, and Cellegy may not have the resources required to develop innovative products. Cellegy’s products are subject to competition from existing products.

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

The testing of human health care product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability. We are subject to the risk that substantial liability claims from the testing or marketing of pharmaceutical products could be asserted against us in the future. Cellegy has obtained clinical trial insurance coverage relating to our clinical trials in an aggregate amount of $1 million. If any of our product candidates are approved for marketing, we may seek additional coverage.

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

•
Other potentially negative financial announcements such as: a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company presently leases approximately 1,900 square feet of office space in Quakertown, Pennsylvania on a monthly basis and the terms of the lease include a 60-day notice requirement. The Company believes its current facilities to be adequate for its anticipated needs.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Cellegy’s common stock currently trades on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “CLGY.OB”. The following table sets forth the range of high and low closing sales prices for the common stock as reported on the OTCBB for the periods indicated below.

	High	Low
2006
First Quarter	0.93	0.42
Second Quarter	0.90	0.37
Third Quarter	0.65	0.07
Fourth Quarter	0.18	0.05

2007
First Quarter	0.10	0.03
Second Quarter	0.11	0.09
Third Quarter	0.09	0.06
Fourth Quarter	0.08	0.04

Holders

As of January 31, 2008, there were approximately 133 stockholders of record, excluding beneficial holders of stock held in street name.

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

Equity Compensation Plan Information

See Item 12.

Recent Sales of Unregistered Securities

None.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Cellegy Pharmaceuticals is a specialty biopharmaceutical company. The Company’s operations currently relate primarily to the intellectual property rights relating to the Biosyn product candidates.

On November 8, 2005, the Savvy Ghana trial was discontinued due to a lower than expected rate of HIV seroconversion in the trial. The predicted annual rate of HIV seroconversion in the Ghana study population was approximately 3.7% at the time of trial initiation, but the observed annual rate was 1.2% eighteen (18) months into the trial. This lower rate was possibly due in part to procedures designed to ensure ethical trial design, including counseling on HIV prevention and distribution of condoms. Also, as described in greater detail above, on August 28, 2006, Cellegy announced that FHI planned to stop the Savvy Phase 3 trial being conducted in Nigeria. The Savvy trials in Ghana and Nigeria began screening volunteers in September 2004 and each site completed planned enrollment of approximately 2,000 women in June 2006. No safety issues were reported during either of these trials.

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

On January 31, 2006, Cellegy announced that it entered into a non-exclusive, developing world licensing agreement with CONRAD, for the collaboration on the development of Cellegy’s entire microbicide pipeline. The agreement encompassed the licensing of Savvy, UC-781 and Cyanovirin-N.

On March 24, 2006, Cellegy announced that ProStrakan had successfully completed the MRP for Rectogesic, and that following the successful conclusion of the MRP process, national licenses would be sought and were expected to be issued in due course in the nineteen (19) additional countries (in addition to the United Kingdom where approvals have been previously obtained) included in the MRP submission application. Cellegy received $250,000 for this milestone and under its previous agreement with PDI, remitted one-half of these proceeds to PDI.

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

On July 7, 2006, the FDA issued an Approvable Letter for Cellegy’s product candidate, Cellegesic, but indicated that before the Company's NDA may be approved and the product approved for marketing, Cellegy must conduct another clinical trial to demonstrate efficacy at a level deemed statistically significant by the agency. The letter indicated that the agency was requiring an additional study because it believed the results of the three trials conducted to date did not provide substantial evidence that the drug is effective. The letter also provided a number of comments on the results previously presented by Cellegy and recommendations concerning the design and protocol of the additional required study.

On August 28, 2006, Cellegy announced that FHI planned to stop the Savvy Phase 3 trial being conducted in Nigeria with enrollment of approximately 2,000 patients, to determine whether Savvy is safe and effective for reducing women’s risk of acquiring HIV infection. In November 2005, a similar trial being conducted in Ghana with enrollment of approximately 2,100 patients was stopped for similar reasons. Each of the trials was part of an international effort to evaluate microbicides as a tool to reduce the risk of HIV infection in people at high risk. The decision to stop these trials followed recommendations by the studies’ external independent DMC. After reviewing the study interim data, DMC members concluded that the trials as designed were unlikely to provide statistically significant evidence that Savvy protects against HIV, because of a lower than expected rate of HIV seroconversion in the trial, which was less than half of the expected rate. This lower rate was possibly due in part to procedures designed to ensure ethical trial design, including counseling on HIV prevention and distribution of condoms. Without obvious signals of effectiveness in the interim data, the study would be unlikely to detect a reduction in the HIV risk at a level deemed statistically significant if it were to continue.

On November 28, 2006, Cellegy completed the sale to ProStrakan for $9.0 million of its rights to Cellegesic, Fortigel, Tostrex, Rectogesic, Tostrelle, and related intellectual property assets. ProStrakan also assumed various existing distribution and other agreements relating to the assets and intellectual property. Cellegy’s stockholders approved the transaction at a special meeting of stockholders held on November 22, 2006. In connection with the sale, Cellegy renegotiated its outstanding obligations with PDI and settled these claims for $3.0 million.

On September 12, 2007, FHI released the final results of two clinical trials halted in November 2005 and August 2006 that examined the safety and effectiveness of Savvy® (C31G vaginal gel) as a potential microbicide for the prevention of male-to-female transmission of HIV among women at high risk of infection. The trials—in Ghana and Nigeria—were unable to show that Savvy® was more effective than a placebo gel. The FHI release noted that the trial results possibly were influenced by the fact that all participants, including those receiving the placebo gel, received risk reduction counseling and condoms. These final results are consistent with the information that Cellegy previously reported on November 8, 2005 and on August 28, 2006 concerning FHI’s decision to terminate the trials. The previous announcements indicated that a lower than expected rate of HIV seroconversion in Ghana made it unlikely that the number of events required to evaluate the effect of Savvy® on HIV could be reached, even if the trials continued.

On October 18, 2007, Cellegy and CONRAD amended their license agreement to modify the non-exclusive license grant covering the Company’s intellectual property relating to its UC-781 technology to an exclusive license; the general field and permitted uses, covering the public sector and only in developing countries, were not changed.

As more fully described above under the heading “Business,” on February 12, 2008, Cellegy entered into a definitive merger agreement with Adamis.

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

Revenue Recognition. Revenues related to cost reimbursement provisions under development contracts are recognized as the costs associated with the projects are incurred. Revenues related to substantive and at risk non-refundable milestone payments specified under development contracts are recognized as the milestones are achieved. Cellegy received certain government and non-government grants that support its research effort in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Revenues associated with these grants are recognized as costs under each grant were incurred. Advanced payments received under these agreements prior to completion of the related work are recorded as deferred revenue until earned. Should the research funded by federal grants result in patented technologies, the federal government would be entitled to a nonexclusive, nontransferable, irrevocable, paid-up license to utilize such technologies.

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

Goodwill and Intangible Assets. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer systematically amortized, but rather Cellegy performs an annual assessment for impairment by applying a fair-value based test. This test is generally performed each year in the fourth quarter. Additionally, goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and other intangibles for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, operating results and cash flows. An impairment would require Cellegy to charge to earnings the write-down in value of such assets.

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

Research and Development Expenses. Research and development expenses, which include clinical study payments made to clinical sites and clinical research organizations, consulting fees, expenses associated with regulatory filings and internally allocated expenses such as rent, supplies and utilities, are charged to expense as they are incurred. Clinical study expenses are accrued based upon such factors as the number of subjects enrolled and the number of subjects that have completed treatment for each trial.

Milestone payments that are made upon the occurrence of future contractual events prior to receipt of applicable regulatory approvals are charged to research and development expense. Cellegy may capitalize and amortize certain future milestone and other payments subsequent to the receipt of applicable regulatory approvals, if any.

Derivative Instruments. Cellegy accounts for certain warrants issued in conjunction with its financings as derivative financial instruments. As a derivative, the fair value of the warrant is recorded as a liability in the balance sheet and changes in the fair value of the warrant are recognized as other income or expense during each period. The fair value of the warrant is calculated using the Black-Scholes valuation model and is expected to change primarily in response to changes in Cellegy’s stock price. Significant increases in the fair value of our stock could give rise to significant expense in the period of the change. Likewise, a reduction in our stock price could give rise to significant income in the period of the change.

Results of Operations

As noted above under “General”, in November 2006, Cellegy sold substantially all its intellectual property related to Cellegesic, Rectogesic, Tostrex, Fortigel, Tostrelle and certain other products to ProStrakan. As such, Cellegy will record no additional sales or licensing revenues in connection with these products or the underlying technologies.

The operations of Cellegy Australia Pty., Ltd. (“Cellegy Australia”) for the periods presented are shown as discontinued operations due to the disposition of Cellegy Australia in April of 2006.

Statements below concerning expected future expenses or other activities relate to Cellegy on a standalone basis and do not give any effect to the proposed merger transaction with Adamis.

Years Ended December 31, 2007 and 2006

 Revenues. Cellegy had no revenues in 2007 and had total revenues of approximately $2,660,000 in 2006. Total revenues in 2006 consist of licensing, product sales and grant revenues.

Licensing revenues. Cellegy had no licensing revenues in 2007. Licensing revenues were approximately $477,000 in 2006. Licensing revenues in 2006 arose from the amortization to income of deferred revenue recorded in connection with agreements relating to Rectogesic and Tostrex. We expect to recognize no licensing revenues in the foreseeable future.

Grant revenues. Cellegy had no grant revenues in 2007. Grant revenues were approximately $1,926,000 in 2006. Grant revenues for 2006 were generated by funding from several agencies in support of the following development programs: $1,361,000 for Cyanovirin-N, $55,000 for Savvy, $218,000 for UC-781 and $292,000 for a UC-781/C31G combination product.

The level of grant funding under the various grant arrangements is generally dependent upon the amount of direct labor (primarily laboratory personnel) and direct expenses such as supplies, testing services and other direct costs expected to be incurred in connection with the given program over its duration. The grant agreements generally provide for an overhead percentage that is applied to the direct labor costs. These amounts, along with the amounts billed to the grantor for direct costs comprise the total amount billed and recorded as grant revenue. Cellegy has discontinued its grant funding in connection with the reduction of Biosyn research activities and does not expect to record grant revenues in the future.

In addition to the grant funding above, Biosyn benefits indirectly from agency funding paid to third party contractors in support of its ongoing Phase 3 clinical trial. Payments from these funding agencies are made directly to the service providers, not to Biosyn. Under the terms of certain of its funding agreements, Biosyn has been granted the right to commercialize products supported by the funding in developed and developing countries, and is obligated to make its commercialized products, if any, available in developing countries, as well as to public sector agencies in developed countries at prices reasonably above cost or at a reasonable royalty rate.

 Product sales. Cellegy had no product sales revenues in 2007. Product sales were approximately $257,000 in 2006. Sales revenue for 2006 consisted of the sale of certain inventory items to ProStrakan in connection with its purchase of Cellegy’s European rights to Rectogesic. Due to the renegotiation of its agreements with ProStrakan and the asset sale transaction with ProStrakan in 2006, Cellegy no longer records product sales revenue from ProStrakan. We expect to recognize no product sales revenues in the foreseeable future.

Cost of Product Sales. Cost of product sales is comprised primarily of direct labor and raw material manufacturing costs for commercialized products and also includes shipping costs and those costs associated with stability and validation testing of finished goods prior to shipment. The stability and validation testing components of cost of product sales comprise a significant percentage of gross sales since these costs are substantially fixed in nature. Cellegy had no cost of product sales in 2007. Cost of product sales were approximately $257,000 in 2006 and related to the sale of certain inventory items to ProStrakan.

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

Following the FDA’s decision in July 2006, Cellegy elected not to pursue substantial additional research activities relating to Cellegesic. Cellegy is also not currently devoting significant financial resources to its Savvy product candidate, due in part to the cessation of the Nigeria and Ghana HIV clinical trials in August 2006 and November 2005, respectively. In 2006, Cellegy eliminated its direct research activities relating to its CV-N and UC-781 product candidates and has transferred certain IND’s to CONRAD pursuant to the parties’ agreement. The Savvy Phase 3 contraception study conducted in the U.S. is ongoing although Cellegy is not directly involved with the conduct or funding of this trial. The manufacturing costs associated with supplying the clinical materials for the study are being borne by CONRAD in exchange for access to Cellegy’s past research in accordance with the agreements between the parties.

Research and development expenses were approximately $23,000 and $1,812,000 in 2007 and 2006, respectively. Research and development expenses, which are primarily related to the costs of clinical trials and/or regulatory filings, represented 1% and 25% of our total operating expenses in 2007 and 2006, respectively. Cellegy expects that there will be no significant research spending in the foreseeable future.

Research expenses in 2007 consist of regulatory filings and related supporting services. In 2006, Cellegy eliminated all clinical and laboratory research activities.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) were approximately $1,799,000 and $5,026,000 in 2007 and 2006, respectively. In 2007, SG&A expenses decreased approximately $3.2 million as compared to 2006 due primarily to the full year effect of staff reductions, lower patent trademark expenses, lower legal and professional fees and generally lower expenses overall due to the reduced business activities in 2007. In 2006, SG&A expenses decreased approximately $3.9 million as compared to 2005. The decrease was due primarily to further staffing reductions in 2006 of $1.2 million, and a decrease in professional fees of $2.7 million relating to office closures and reductions in consulting, litigation, patent, trademark, accounting and legal costs.

Other Income (Expense). Cellegy recognized interest and other income of approximately $90,000, in 2007 and $123,000 in 2006. Included in these amounts was interest income of approximately $82,000 in 2007 and $25,000 in 2006. Other income for 2006 also included approximately $97,000, of net Pennsylvania research and development credits that Cellegy has recognized as income in connection with the sale these credits.

Cellegy recognized interest and other expense of approximately $198,000 in 2007 and $808,000 in 2006. Amounts recognized in 2007 related primarily to interest expense accreted in connection with the Ben Franklin note. Interest and other expense for 2006 consisted primarily of interest expense related to the PDI and Ben Franklin notes payable. The PDI notes were renegotiated and paid in full in November 2006.

Gain on sale of technology of approximately $12.6 million in 2006 included $9.0 million recognized in connection with the sale of intellectual property rights to ProStrakan discussed above and approximately $3.6 million of unamortized deferred revenue related to licensing agreements with ProStrakan under which all obligations were deemed to have been fulfilled in connection with the sale. Cellegy renegotiated its outstanding debt obligations with PDI in 2006 which resulted in the recognition of approximately $2.2 million in debt forgiveness which was recorded in other income. Cellegy renegotiated its license agreement with Neptune in 2006 and obtained a release from future obligations under this agreement. In connection with the release, Cellegy paid Neptune $250,000 which was recorded as other expense.

Cellegy recorded approximately $189,000 in derivative revaluation income associated with the Kingsbridge and PIPE warrants in 2006 due to the decline in Cellegy’s share price during this period.

Discontinued Operations. On April 11, 2006, Epsilon Pharmaceuticals Pty., Ltd purchased all of the shares of Cellegy Australia and Cellegy has reflected Cellegy Australia as a discontinued operation. The subsidiary was part of the Pharmaceutical Segment for the Australian and Pacific Rim geographic areas. The purchase price for the shares was $1.0 million plus amounts equal to the liquidated value of Cellegy Australia's cash, accounts receivable and inventory. The total proceeds of the sale were approximately $1.3 million. Income from operations of the discontinued operation was approximately $326,000 for 2006.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $1.8 million and $3.8 million at December 31, 2007 and 2006, respectively. Cash and cash equivalents decreased approximately $2.0 million during 2007 as compared to 2006 due primarily to operating expenses incurred in connection with Cellegy’s present level of operations.

We prepared the consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these consolidated financial statements, consideration was given to Cellegy’s future business alternatives as described below, which may preclude Cellegy from realizing the value of certain assets during their future course of business.

Cellegy’s operations currently relate primarily to the intellectual property rights of its Biosyn subsidiary. While the Savvy Phase 3 contraception trial in the United States is ongoing, Cellegy is not directly involved with the conduct and funding thereof and, due to the cessation of the HIV Phase 3 trials in 2005 and 2006, it is uncertain whether Savvy will be commercialized or whether Cellegy will ever realize revenues there from. We therefore expect negative cash flows to continue for the foreseeable future. Cellegy believes that it presently has enough financial resources to continue operations as they currently exist until approximately September 30, 2008, absent unforeseen significant additional expenses; however, it does not have the technological nor the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy or other product candidates without additional funding.

On February 12, 2008, Cellegy entered into a definitive merger agreement providing for the acquisition of Cellegy by Adamis Pharmaceuticals Corporation. In connection with the signing of the Merger Agreement, Cellegy issued to Adamis an unsecured convertible promissory note pursuant to which Cellegy agreed to lend Adamis $500,000 to provide additional funds to Adamis during the pendency of the merger transaction. Any principal outstanding under the Promissory Note accrues interest at 10% per annum. The Promissory Note becomes immediately due and payable in the event that the Merger Agreement is terminated by Adamis or Cellegy for certain specified reasons or on the later of (i) the sixteen month anniversary of the issue date of the Promissory Note or (ii) the date that is two business days following the first date on which certain other notes issued by Adamis to a third party have been repaid in full. If the Promissory Note is outstanding as of the closing of the merger transaction, the Promissory Note will convert into shares of Adamis stock, and those shares will be cancelled.

There is no assurance that Cellegy will be able to close the transaction with Adamis. If the merger with Adamis is not completed, Cellegy’s board of directors will be required to explore alternatives for Cellegy’s business and assets. These alternatives might include seeking to sell remaining assets to third parties, seeking the dissolution and liquidation of Cellegy, merging or combining with another company, or initiating bankruptcy proceedings. There can be no assurance that any third party will be interested in merging with Cellegy or acquiring the remaining assets of Cellegy or would agree to a price and other terms that we would deem adequate. Although Cellegy may try to pursue an alternative strategic transaction, it will likely have very limited cash resources, and if no such alternate transaction can be negotiated and completed within a reasonable period of time will likely be forced to file for federal bankruptcy protection. If Cellegy files for bankruptcy protection, Cellegy will most likely not be able to raise any type of funding from any source. In that event, the creditors of Cellegy would have first claim on the value of the assets of Cellegy which, other than remaining cash, would most likely be liquidated in a bankruptcy sale. Cellegy can give no assurance as to the magnitude of the net proceeds of such sale and whether such proceeds would be sufficient to satisfy Cellegy’s obligations to its creditors, let alone to permit any distribution to its equity holders. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements

 SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), has been issued by the Financial Accounting Standards Board (the “FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the Company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The FASB agreed to defer the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FASB again rejected the proposal of a full one-year deferral of the effective date of SFAS 157. SFAS 157 was issued in September 2006, and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, the Company will adopt this statement on October 1, 2007, for assets and liabilities not subject to the deferral and October 1, 2008, for all other assets and liabilities. The Company is currently assessing the impact of this statement.

SFAS No. 141 (Revised 2007), Business Combinations

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	non-controlling interests will be valued at fair value at the acquisition date;

•
acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•
in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. , Earlier adoption is prohibited. The Company is currently assessing the impact of this statement.

SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes that this pronouncement will have no effect on its consolidated financial statements.

FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity in the consolidated balance sheet) for that fiscal year. Cellegy adopted FIN 48 on January 1, 2007 and its implementation did not a material impact on Cellegy’s financial position, results of operations or cash flows.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information required by Item 8 are set forth below on pages F-1 through F-25 of this report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T):	CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

 Management’s report on Cellegy’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), is included in this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless Cellegy specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act of the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Cellegy Pharmaceuticals, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in Cellegy’s internal controls over financial reporting during the last fiscal year that have materially affected, or are reasonably likely to materially affect, Cellegy’s internal controls over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth certain information concerning the directors of Cellegy.

Name	Age	Principal Occupation	Director Since
Richard C. Williams	64	President, Conner-Thoele Ltd., Interim Chief Executive Officer, Cellegy Pharmaceuticals, Inc.	2003

Tobi B. Klar, M.D.(3)	53	Dermatologist and Associate Clinical Professor in Dermatology, Albert Einstein Medical Center	1995

John Q. Adams, Sr.(1)(2)(3)	71	President, J.Q. Enterprises	2003

Robert B. Rothermel (2)	64	Partner, CroBern Management Partnership	2004

Thomas M. Steinberg(1)(2)(3)	51	Financial Advisor	2003

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

(3) Member of the Nominating and Governance Committee.

Richard C. Williams. Mr. Williams became Chairman and Interim Chief Executive Officer in January 2005. He first joined Cellegy as Chairman of the Board in November 2003. He is President and Founder of Conner-Thoele Ltd., a consulting and financial advisory firm specializing in health care acquisition analysis, strategy formulation and post-merger consolidation and restructuring. Mr. Williams served as Vice Chairman, Strategic Planning of King Pharmaceuticals from 2000 to 2001 following the acquisition by King of Medco Research where he was Chairman. He has held a number of executive level positions with other pharmaceutical companies. Mr. Williams is a director of EP Med Systems, a public electrophysiology diagnostic company and is Chairman and a director of ISTA Pharmaceuticals, a public emerging ophthalmology company. Mr. Williams received a B.A. degree in economics from DePauw University and an M.B.A. from the Wharton School of Finance.

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

John Q. Adams, Sr. Mr. Adams became a director in November 2003.  He is President of J.Q Enterprises, a holding company for his interests.  He has had a long career in the pharmaceutical industry and has started three companies: Baylor Laboratories, sold to Norwich Eaton Pharmaceuticals; his second company, Allerderm, Inc., sold to Virbac Inc. in France; and Adams Laboratories, a pharmaceutical company focused on respiratory therapy, sold to Medeva Pharmaceuticals, where from 1991 to 1995, Mr. Adams was a director and was also President of Medeva Americas.  Mr. Adams later repurchased Adams Laboratories from Medeva in 1997 and served as Chairman and CEO; he resigned as CEO in May 2003. Adams Laboratories was renamed Adams Respiratory Therapeutics, Inc. and became a public company in 2005, and Mr. Adams resigned in October 2005 as Chairman of the Board.  He currently serves on the Board of Directors of Respirics, Inc. a private company based in North Carolina.  He also retains memberships and board positions in several professional and philanthropic organizations including the American College of Allergy.  He is also an Honorary Fellow of the American Academy of Otolaryngology-Head and Neck Surgery.  Mr. Adams holds a degree in Biology from Heidelberg College and was elected to the board of trustees in 2006.

Robert B. Rothermel. Mr. Rothermel became a director in January 2004. He is currently a partner of CroBern Management Partnership, a healthcare management and venture capital firm. In November 2002, he retired from Deloitte & Touche, where in his last position, he was the global leader of the firm’s Enterprise Risk Services practice. He previously served as the lead audit engagement partner for several multi-national corporations, and has led professional services in specialty areas such as IPOs, acquisitions, divestitures, restructurings, and litigation services. Mr. Rothermel holds a B.S. degree in business administration from Bowling Green State University.

Thomas M. Steinberg. Mr. Steinberg became a director in November 2003. Since 1991, Mr. Steinberg has been an adviser to certain members of the Tisch family concerning certain of their business interests and activities. Mr. Steinberg formerly worked for Goldman Sachs & Company as a Vice President in its Investment Banking Division. He has served as a director of a number of other public and private companies including Gunther International, Infonxx, Inc., and Ableco. Mr. Steinberg received an economics degree from Yale University where he graduated Summa Cum Laude and Phi Beta Kappa. He also received an M.B.A. from Stanford University.

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

Executive Officers

Richard C. Williams	64	Chairman and Interim Chief Executive Officer, Director
Robert J. Caso	52	Vice President, Finance and Chief Financial Officer

Richard C. Williams. Please see above.

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

Audit Committee

Messrs. Adams, Rothermel and Steinberg are the current members of the Audit Committee. Mr. Rothermel is the current chair of the committee. During fiscal 2007 the Audit Committee held six meetings. The Audit Committee assists the full Board in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Subject to an approved charter, the Audit Committee reviews our financial results, accounting practices, internal control systems and the fee arrangements with our independent auditors as well as their independence and performance, and meets with our independent auditors concerning the scope and terms of their engagement and the results of their audits. The Board has determined that each member of the Audit Committee is “independent” as defined by the applicable NASDAQ rules and by the Sarbanes-Oxley Act of 2002 and regulations of the Securities and Exchange Commission (“SEC”), and that Mr. Rothermel qualifies as an “audit committee financial expert” as defined in such regulations. The Board has adopted a written charter for the Audit Committee, a copy of which is filed as an exhibit to this Report.

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

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2007, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of Cellegy. Cellegy will provide any person, without charge, a copy of the Code. Requests for a copy of the Code may be made by writing to Cellegy at Cellegy Pharmaceuticals, Inc., 2085B Quaker Point Drive, Quakertown, PA 18951, Attention: Chief Financial Officer.

ITEM 11:    EXECUTIVE COMPENSATION

 Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Cellegy during fiscal year 2007 and 2006 to (i) each person who served as our chief executive officer during 2007 (“CEO”) , (ii) the two most highly compensated officers other than the chief executive officer and principal financial officer who were serving as executive officers at the end of 2007 and whose total compensation for such year exceeded $100,000 and (iii) up to two additional individuals for whom disclosures would have been provided in this table, but for the fact that such persons were not serving as executive officers as of the end of 2007 (collectively, the “Named Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)(2)		Total ($)
Richard C. Williams Chairman and Interim Chief Executive Officer	2007	$294,022		$—	$—	$—		$294,022
	2006	540,000	(3)	—	—	—		540,000
Robert J. Caso Vice President, Chief Financial Officer	2007	200,000		—	29,207	—		229,207
	2006	200,000		—	29,084	201,333	(4)	430,417

(1)	The amounts in this column represent the amount recognized for financial reporting purposes in 2007 in accordance with SFAS 123(R). See Item 15 of our 2007 Annual Report on Form 10-K.

(2)	Includes matching contributions under the Company’s 401(k) plan for 2006, of $1,333 for Mr. Caso.

(3)	This amount includes compensation of $60,000 accrued in 2005 and paid in 2006.

(4)	Includes a retention payment made to Mr. Caso for $200,000 in July 2006.

In 2007, the following actions were taken concerning the compensation of our Named Officers:

•	We did not pay any bonuses in 2007 with respect to the 2006 year, and we did not pay any bonuses to any Named Officer with respect to the 2007 year.

•	We did not grant any stock options to any of the Named Officers during 2007 or 2008 through the date of this Report.

•	In January 2007, at Mr. Williams’ suggestion, we reduced the rate of base compensation payable to Mr. Williams to $25,000 per month.

•	In order to induce Mr. Caso to remain with Cellegy, in November 2007, we entered into a retention arrangement.

Employment Arrangements

Interim Chief Executive Officer. In November 2003, in consideration of the agreement of Richard C. Williams to serve as Chairman of the Board and a director, we agreed to pay Mr. Williams a fee of $100,000 per year. We also granted a stock option to Mr. Williams to purchase 1,000,000 shares of common stock, with 400,000 shares at an exercise price of $2.89 per share, which was the closing market price of the common stock on the grant date, and 600,000 shares at an exercise price of $5.00 per share. The option is vested and exercisable in full immediately, although a portion of the option, covering up to 600,000 shares initially and declining over a three-year period, was subject to cancellation to the extent the portion had not been exercised, in the event that Mr. Williams voluntarily resigned as Chairman and a director within certain time periods. Following the resignation of our former chief executive officer, in January 2005, Mr. Williams became interim Chief Executive Officer. In connection with his appointment, we agreed to pay Mr. Williams a total of $40,000 per month during his service as interim Chief Executive Officer (which amount includes the payments for services as Chairman). In connection with the negotiation of overall compensation arrangements for Mr. Williams in 2005, Mr. Williams and Cellegy agreed that there would be no severance payments in the event of a termination of employment. In January 2007, at Mr. Williams’ suggestion and in light of Cellegy’s goals, objectives and strategic alternatives, we reduced the rate of base compensation payable to Mr. Williams from $40,000 per month to $25,000 per month.

Chief Financial Officer. We have an employment agreement with Robert J. Caso, who became our Chief Financial Officer in March 2005. The agreement provides for compensation at an annual base rate of $200,000 per annum. The agreement also provided for the grant of a stock option to purchase up to 100,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant, vesting annually in three installments. Ms. Caso also became a participant in Cellegy’s Retention and Severance Plan, and entered into Cellegy’s standard indemnity agreement for officers of Cellegy. On November 12, 2007, in order to induce Mr. Caso to remain with us, we entered into a retention agreement with Mr. Caso. The agreement provides that if Mr. Caso does not voluntarily terminate his employment with Cellegy and is not terminated for cause or performance related reasons (or as a result of death or disability), in each case before the earlier to occur of (i) June 30, 2008 and (ii) the closing of a change in control transaction (as defined in the agreement) (the “Retention Period”), then Cellegy will pay Mr. Caso, on or before the date of the next normal payroll period after the end of the Retention Period when Cellegy processes payments an amount representing a sum equal to six months of his base salary in effect on the date of the agreement. Mr. Caso agreed that (i) during the Retention Period he will cooperate with Cellegy in implementing such strategic alternatives as Cellegy may choose to pursue; (ii) except for the payment described above, he will not be entitled to receive severance or similar payments upon a termination of his employment; and (iii) he will sign a general release of claims in favor of Cellegy at the time of his termination of employment. This retention payment replaced, and was in lieu of, any compensation that Mr. Caso would have been entitled to receive, including any under the Retention and Severance Plan.

Bonus Compensation

In light of developments concerning our business and our cash position during 2007, the Board did not establish any bonus plans nor pay any bonuses during 2007.

Equity Compensation

We did not grant any new stock awards, stock options or other equity awards to any executive officer during 2007, reflecting primarily Cellegy’s performance and anticipated operations for 2007 and the current stock and option holdings of the executive officers.

Compliance with Section 162(m) of the Internal Revenue Code of 1986.

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for non-qualifying compensation in excess of $1,000,000 paid to in any taxable year to any individual who is the chief executive officer at the end of the taxable year and the four other highest compensated officers of Cellegy during the taxable year. Cash compensation for fiscal 2007 for any individual was not in excess of $1,000,000, and Cellegy does not expect cash compensation for fiscal 2008 to be in excess of $1,000,000. We manage our compensation programs in light of applicable tax provisions, including 162(m), and may revise compensation plans from time to time to maximize deductibility. However, the compensation committee and the Board have the right to approve compensation that does not qualify for deduction when and if it deems it to be in the best interests of Cellegy to do so.

Other Benefits

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision and group life insurance in each case on the same basis as other employees. Under the terms of the employment agreements with our executive officers, we are obligated to reimburse each executive officer for all reasonable business other expenses incurred by them in connection with the performance of his duties and obligations under the agreement.

Other

The Compensation Committee, as plan administrator of Cellegy’s equity incentive plans, has the authority in certain circumstances to provide for accelerated vesting of the shares of common stock subject to outstanding options held by the Named Officers as well as other optionees under the plans in connection with certain kinds of changes in control of Cellegy.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as of December 31, 2007, regarding unexercised stock options held by each of our Named Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard C. Williams	600,000		—	$5.00	11/06/2013
	400,000		—	2.89	11/06/2013
Robert J. Caso	66,666	(1)	33,334	1.75	03/30/2015

(1)	The shares of common stock underlying this option vest in three equal annual installments beginning March 30, 2006.

Potential Payments Upon Termination or Change in Control

We have entered into employment agreements with certain of our Named Officers that require us to make payments upon termination or a change of control in Cellegy. These arrangements are discussed below.

Under the terms of the option agreement relating to the option held by Mr. Caso, upon a change in control of Cellegy, vesting of the option may accelerate and the option may become exercisable in full. However, the exercise price of the option is $1.75 per share, and as of December 31, 2007, the market price of our common stock was $0.07 per share, and as a result no compensation would be payable if a change of control event had occurred as of that date. Other than that noted above and under the heading “Employment Arrangements” above, there is no other contract, agreement, plan or arrangement with any Named Officer providing for payments following or in connection with, any termination of employment, other than statutory obligations to pay accrued unused vacation time and to make health insurance available, at Mr. Caso’s expense, pursuant to COBRA requirements.

Other than described above and under the heading “Employment Arrangements” above, we do not have any contract, agreement, plan or arrangement with any Named Officer providing for payment to the officer at, following, or in connection with any termination, or a change of control of Cellegy or a change in such officer’s responsibilities, other than statutory obligations to pay accrued but unused vacation time and obligations to provide insurance benefits, at the officer’s expense pursuant to the requirements of COBRA laws.

Retention and Severance Plan; Options

The Board adopted a Retention and Severance Plan in April 2003, and Cellegy entered into related agreements with each of its then officers and certain other employees. Mr. Williams and Mr. Caso are not participants in the plan and Cellegy intends to terminate the plan before the closing of the proposed merger transaction with Adamis.

Other

The Compensation Committee, as plan administrator of the Cellegy’s equity incentive plans (the “Plans”), has the authority in certain circumstances to provide for accelerated vesting of the shares of common stock subject to outstanding options held by the Named Officers as well as other optionees under the Plans in connection with a change in control of Cellegy, which the 2005 Equity Incentive Plan (the “2005 Plan”) defines as: (a) a dissolution or liquidation of Cellegy, (b) a merger or consolidation in which Cellegy is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of Cellegy in a different jurisdiction, or other transaction in which there is no substantial change in the shareholders of Cellegy or their relative stock holdings and the awards granted under the Plans are assumed, converted or replaced by the successor corporation, which assumption will be binding on all Participants), (c) a merger in which Cellegy is the surviving corporation but after which the shareholders of Cellegy immediately before such merger (other than any shareholder which merges (or which owns or controls another corporation which merges) with Cellegy in such merger) cease to own their shares or other equity interests in Cellegy, (d) the sale of substantially all of the assets of Cellegy, or (e) any other transaction which qualifies as a "corporate transaction" under Section 424(a) of the Code wherein the shareholders of Cellegy give up all of their equity interest in Cellegy (except for the acquisition, sale or transfer of all or substantially all of the outstanding shares of Cellegy from or by the shareholders of Cellegy).

Director Compensation

The following Director Compensation Table (“DCT”) sets forth summary information concerning the compensation paid to our non-employee directors in 2007 for services to our Company. There were no option grants to outside directors during 2007.

Name	Fees earned or paid in cash ($)	Option Awards ($)	All Other Compensation ($)(5)	Total ($)
John Q. Adams, Sr.(1)	$9,250	$—	$15,921	$25,171
Tobi B. Klar, M.D.(2)	5,750	—	7,810	13,560
Robert B. Rothermel(3)	26,750	—	21,527	48,277
Thomas M. Steinberg(4)	7,750	—	7,810	15,560
Total	$49,500	$—	$53,068	$102,568

(1)	A total of 54,000 options were outstanding as of December 31, 2007, of which 32,375 were exercisable as of December 31, 2007.

(2)	A total of 100,944 options were outstanding as of December 31, 2007, of which 84,944 were exercisable as of December 31, 2007.

(3)
Of this amount, $23,750 is for fees related to services provided in 2006 but paid in 2007. A total of 54,000 options were outstanding as of December 31, 2007, of which 26,750 were exercisable as of December 31, 2007.

(4)	A total of 54,000 options were outstanding as of December 31, 2007, of which 32,375 were exercisable as of December 31, 2007.

(5)	The amounts in this column reflect the compensation expense recognized for 2007 financial statement reporting purposes related to stock options in accordance with FAS 123R.

We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Directors who are officers or employees of Cellegy are not compensated for Board services in addition to their regular employee compensation.

Annual cash compensation: Effective January 1, 2007, the Board eliminated the annual retainers for service on the Board and committees of the Board. During fiscal 2007, each member of the Board of Directors was eligible to receive cash compensation consisting of a meeting fee of $1,500 for each meeting attended.

Equity Compensation: During fiscal 2007, each member of the Board of Directors was eligible to receive option awards under the terms of Cellegy’s 2005 Plan. New members of the Board receive an initial option grant to purchase 30,000 shares of Cellegy’s common stock with one-third of the shares vesting after one year from the date of grant and one-third of the shares vesting annually thereafter. Continuing members of the Board, who have served at least twelve months receive an annual option grant of 12,000 shares of common stock, reduced to be granted on the first business day after Cellegy’s annual shareholder meeting, with vesting annually over a three-year period contingent on continued service on the Board of Directors for one year. No such options were issued in 2007.

See also “Certain Relationships and Related Transactions” for additional information concerning compensation to directors.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan and the 2005 Equity Incentive Plan, and with respect to certain other options and warrants, as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,363,944		$3.91	963,333

Equity compensation plans not approved by security holders	81,869	(1)	11.72	—
	32,229	(2)	6.93	—
Total	1,478,042		$4.42	963,333

(1)	Represents shares subject to outstanding warrants and have exercise prices ranging from $5.84 to $17.52 per share and expire between the years 2013 and 2014.

(2)	Represents options to purchase common stock and are fully vested with exercise prices ranging from $0.06 to $21.02 and expire between the years 2007 and 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership known to us of the common stock of Cellegy as of February 29, 2008, by (i) each person known to Cellegy to be a beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Officer and (iv) all current directors and executive officers as a group.

	Shares Beneficially Owned(1)
Name	Number	Percent
SJ Strategic Investments, LLC(2)	7,343,993	24.7%
Andrew H. Tisch (3)	1,104,886	3.70
David R. Tisch (3)	1,104,886	3.70
James S. Tisch (3)	1,104,886	3.70
Thomas J. Tisch (3)	1,104,886	3.70
Richard C. Williams(4)	1,030,000	3.3
Robert J. Caso (5)	100,000	*
Tobi B. Klar, M.D.(6)	130,328	*
John Q. Adams(7)	54,000	*
Robert B. Rothermel(7)	54,000	*
Thomas M. Steinberg(7)	54,000	*
All directors and officers as a group; 6 Persons (8)	1,608,042	5.1

*less than 1%

(1)
Based upon information supplied by officers, directors and principal stockholders. Beneficial ownership is determined in accordance with rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of common stock subject to an option that is currently exercisable or exercisable within 60 days of the date of the table are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Cellegy Pharmaceuticals, Inc., 2085B Quaker Point Drive, Quakertown, PA 18951.

(2)
Based on filings by SJ Strategic Investments, LLC. with the SEC. Includes 290,000 shares subject to warrants. While SJ Strategic Investments, LLC. believes it possesses sole voting and investment power over such shares, John M. Gregory may be deemed to also have voting and investment power over such shares due to his position as Managing Member and Chief Manager of SJ Strategic Investments, LLC., pursuant to the entity’s Operating Agreement. While SJ Strategic Investments, LLC disclaims the existence of a group, due to the indirect beneficial ownership of its members, such members may be deemed to constitute a group.

(3)
Based on filings on Schedule 13D with the SEC by Andrew H. Tisch, Daniel R. Tisch, James S. Tisch, Thomas J. Tisch, Jessica S. Tisch, Benjamin Tisch, Merryl H. Tisch and Thomas M. Steinberg (the “Reporting Persons”). The Schedule 13D, as amended through the date of this report, covered a total of 5,525,168 shares, or approximately 18% of the outstanding shares. According to information furnished by the Reporting Persons, 1,104,886 shares are beneficially owned by each of Andrew H. Tisch, Daniel R. Tisch and James S. Tisch; 1,152,586 shares are beneficially owned by Thomas J. Tisch; 6,400 shares are beneficially owned by each of Jessica S. Tisch and Benjamin Tisch and by Merryl H. Tisch as custodian for Samuel Tisch; and 17,125 shares are beneficially owned by Thomas M. Steinberg. Each of the Reporting Persons has disclaimed beneficial ownership of any shares owned by any other Reporting Person, except to the extent that beneficial ownership has been expressly reported in filings with the Securities and Exchange Commission. The address of Andrew H. Tisch, James S. Tisch, Thomas J. Tisch and Thomas M. Steinberg is 667 Madison Avenue, New York, N.Y. 10021, of Daniel R. Tisch is c/o Tower View LLC, 500 Park Avenue, New York, N.Y. 10022, and of Benjamin Tisch, Jessica S. Tisch and Merryl H. Tisch is c/o Tisch Financial Management, 655 Madison Avenue, 19th  Floor, New York, N.Y. 10021.

(4)	Includes 1,000,000 shares issuable upon the exercise of stock options.

(5)	Includes 100,000 shares subject to stock options.

(6)	Includes 100,944 shares issuable upon the exercise of stock options.

(7)	Includes 54,000 shares issuable upon the exercise of stock options.

(8)	Includes 1,362,944 shares issuable upon the exercise of stock options.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information responsive to this Item is disclosed in Item 11: “Executive Compensation,” and the disclosures under such items are incorporated herein by reference.

During 2007, we believe that there has not been any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation,” including retention bonus payments severance compensation and payments for consulting services to certain of the Named Officers. Pursuant to the charter of the Audit Committee, the Audit Committee has the responsibility to review and approve the terms of all transactions between Cellegy and any related party, as that term is defined under applicable NASDAQ listing standards; however, compensation arrangements with related parties are reviewed by the compensation committee or the entire Board, and the Board retains the authority to review and approve other related party transactions. In connection with consideration of related party transactions, the Audit Committee or the Board requires full disclosure of material facts concerning the relationship and financial interest of the relevant individuals involved in the transaction, and then determines whether the transaction is fair to Cellegy. Approval is by means of a majority of the independent directors entitled to vote on the matter.

We intend that any such future transactions will be approved by the Audit Committee of the Board of Directors and will be on terms no less favorable to our Company than could be obtained from unaffiliated third parties.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Mayer Hoffman McCann P.C. (“MHM”) for the audit of our annual consolidated financial statements for the years ended December 31, 2007 and 2006, and fees billed for audit-related services, tax services and all other services rendered to us by MHM. The table also presents fees paid in 2006 for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of our annual consolidated financial statements for the year end of December 31, 2005, and fees billed for audit-related services, tax services, and all other services rendered to us by PwC for 2005, during the time that PwC served as our principal accountant.

Fees	2007	2006
Audit fees and expenses	$77,500	$281,762	(1)
Audit-related fees and expenses	4,992	23,978
Tax fees	20,200	20,450
All other fees	-	2,100
Total	$102,692	$328,290

(1)	Includes $136,186 billed by PwC and $145,576 billed by MHM in 2006.

Audit fees and expenses. Audit fees relate to services related to the audit of Cellegy’s consolidated financial statements and reviews of consolidated financial statements included in Cellegy’s quarterly reports on Form 10-Q, including review of registration statements filed with the SEC.

Audit-related fees and expenses. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of Cellegy’s consolidated financial statements and are not included under “Audit Fees,” and include fees for consultations concerning financial accounting and reporting matters.

Tax fees. Tax fees include fees for services rendered in connection with preparation of federal, state and foreign tax returns and other filings and tax consultation services.

All other fees. All other fees include amounts charged by Cellegy’s auditor in connection with services not generally considered to be audit or audit-related matters.

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

All fees reported under the headings Audit fees and expenses, Audit-related fees and expenses, Tax fees and All other fees above for 2007 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions. Accordingly, none of the fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference:

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between Cellegy and Biosyn, Inc. (Incorporated by reference to Exhibit 2.1 to Cellegy’s Report on Form 8-K filed October 26, 2004.)

2.2
Share Purchase Agreement dated as of March 31, 2006 by and between the Registrant and Epsilon Pharmaceuticals Pty. Ltd. (Incorporated by reference to Exhibit 2.1 to Cellegy’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)

2.3
Asset Purchase Agreement dated September 26, 2006, between the Registrant and Strakan International Limited. (Incorporated by reference to Exhibits filed with the Cellegy’s Schedule 14A, which includes Cellegy’s Report on Form 8-K, filed September 27, 2006, with the SEC.)

2.4
Agreement and Plans of Reorganization dated as of February 12, 2008, by and among Cellegy Pharmaceuticals, Inc., Cellegy Holdings, Inc. and Adamis Pharmaceuticals Corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed February 13, 2008.)

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Cellegy’s Report on Form 8-K filed with the SEC on September 3, 2004.)

3.2	Bylaws of Cellegy. (Incorporated by reference to Exhibit 3.2 to Cellegy’s Report on Form 8-K filed with the SEC on September 3, 2004.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Cellegy’s Report on Form 8-K filed with the SEC on September 3, 2004.)

*10.1	1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.03 to Cellegy’s Registration Statement on Form S-8, file no. 333-91588, filed on June 28, 2002.)

*10.2
Form of Option Agreement under the 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.05 to Cellegy’s Post-effective Amendment No. 1 to Registration Statement on Form S-8, file no. 333-91588, filed on September 7, 2004 (the “2004 Form S-8”).)

*10.3	1995 Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to Cellegy’s Quarterly Report on Form 10-Q for the fiscal quarter ended filed June 30, 2002.)

*10.4
Form of option agreement under the 1995 Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 4.07 to the 2004 Form S-8. (Incorporated by reference to Exhibit 10.6 to Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K").)

*10.5
Employment Agreement, effective January 1, 2003, between Cellegy and K. Michael Forrest. (Incorporated by reference to Exhibit 10.24 to Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).)

10.6
Exclusive License Agreement dated as of December 31, 2002, by and between Cellegy and PDI, Inc. (Confidential treatment has been requested with respect to portions of this agreement.) (Incorporated herein by reference to Exhibit 10.10 to Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2002.)

*10.7	Retention and Severance Plan. (Incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.)

*10.8
Form of Agreement of Plan Participation under Retention and Severance Plan. (Incorporated by reference to Exhibit 10.01 to Cellegy’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.)

*10.9	Letter agreement dated November 6, 2003 between Cellegy and Richard C. Williams. (Incorporated by reference to Exhibit 10.14 to the 2003 Form 10-K.)

*10.10	Stock option agreement dated November 6, 2003 between Cellegy and Richard C. Williams. (Incorporated by reference to Exhibit 10.15 to the 2003 Form 10-K.)

*10.11	Form of Indemnity Agreement between Cellegy and its directors and executive officers. (Incorporated by reference to Appendix B to Cellegy’s definitive proxy statement filed on April 28, 2004.)

10.12
Registration Rights Agreement dated as of October 1, 2004 between Cellegy and certain former stockholders of Biosyn, Inc. (Incorporated by reference to Exhibit 10.1 to Cellegy’s Report on Form 8-K filed October 26, 2004.)

10.13
Exclusive License Agreement for Tostrex dated as of July 9, 2004, by and between ProStrakan International Limited and Cellegy. (Incorporated by reference to Exhibit 10.1 to Cellegy’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.) (Confidential treatment has been requested for portions of this agreement.)

10.14
Exclusive License and Distribution Agreement for Rectogesic dated as of December 9, 2004, by and between ProStrakan International Limited and Cellegy. (Confidential treatment has been requested for portions of this agreement.) (Incorporated by reference to Exhibit 10.20 to Cellegy’s 2004 Annual Report on Form 10-K.)

10.15
Agreement dated as of October 8, 1996 by and among Biosyn, Inc., Edwin B. Michaels and E.B. Michaels Research Associates, Inc. (Confidential treatment has been requested with respect to portions of this agreement.) (Incorporated by reference to Exhibit 10.21 to Cellegy’s 2004 Annual Report on Form 10-K.)

10.16
Patent License Agreement by and among Biosyn, Inc., and certain agencies of the United States Public Health Service. (Confidential treatment has been requested with respect to portions of this agreement.) (Incorporated by reference to Exhibit 10.22 to Cellegy’s 2004 Annual Report on Form 10-K.)

10.17
License Agreement dated as of May 22, 2001, by and between Crompton Corporation and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.) Incorporated by reference to Exhibit 10.23 to Cellegy’s 2004 Annual Report on Form 10-K.)

*10.18	2005 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.24 to Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10.19	Forms of Option Agreements under the 2005 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.25 to Cellegy’s 2005 Annual Report on Form 10-K.)

10.20
First Amended and Restated Exclusive License and Distribution Agreement dated as of November 9, 2005, between Cellegy and ProStrakan International Limited. (Confidential treatment has been requested for portions of this exhibit.) (Incorporated by reference to Exhibit 10.30 to Cellegy’s 2005 Annual Report on Form 10-K.)

10.21
First Amended and Restated Exclusive License Agreement dated as of January 16, 2006, between Cellegy and ProStrakan International Limited. (Confidential treatment has been requested for portions of this exhibit.) (Incorporated by reference to Exhibit 10.31 to Cellegy’s 2005 Annual Report on Form 10-K.)

10.22
Termination Agreement and Release of Claims dated as of September 22, 2006, by and between the Registrant and Stephen R. Gorfine, M.D., as representative. (Incorporated by reference to Exhibits filed with the Registrant’s Schedule 14A, which includes a Report on Form 8-K, filed September 27, 2006, with the SEC.)

10.23
Letter Agreement dated September 20, 2006, between the Registrant and PDI, Inc. (Incorporated by reference to Exhibits filed with the Registrant’s Schedule 14A, which includes a Report on Form 8-K, filed September 27, 2006, with the SEC.)

10.24
Promissory Note dated September 26, 2006, in favor of Strakan International Limited. (Incorporated by reference to Exhibit 10.3 to Cellegy’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.)

10.25
Patent Collateral Assignment and Security Agreement dated September 26, 2006, between the Registrant and Strakan International Limited. (Incorporated by reference to Exhibit 10.4 to Cellegy’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.)

10.26
License Agreement dated January 30, 2006, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement) (Incorporated by reference to Exhibit 10.36 to Cellegy’s Annual Report on form 10-K for the year ended December 31, 2006).

*10.27	Retention Letter Agreement dated November 14, 2007, between Cellegy and Robert J. Caso. (Incorporated by reference to Exhibit 10.1 to Cellegy’s Report on Form 8-K filed on November 14, 2007.)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee

*	Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Quakertown, Commonwealth of Pennsylvania, March 20, 2008.

Cellegy Pharmaceuticals, Inc.

By:	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Power of Attorney

Each person whose signature appears below constitutes and appoints each of Richard C. Williams and Robert J. Caso, true and lawful attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:

/s/ RICHARD C. WILLIAMS	Chairman, Interim Chief Executive Officer	March 20, 2008
Richard C. Williams	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT J. CASO	Vice President, Finance, Chief Financial	March 20, 2008
Robert J. Caso	Officer and Secretary

Directors:

/s/ JOHN Q. ADAMS	Director	March 20, 2008
John Q. Adams, Sr.

/s/ TOBI B. KLAR, M.D.	Director	March 20, 2008
Tobi B. Klar, M.D.

/s/ ROBERT B. ROTHERMEL	Director	March 20, 2008
Robert B. Rothermel

/s/ THOMAS M. STEINBERG	Director	March 20, 2008
Thomas M. Steinberg

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Cellegy Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Cellegy Pharmaceuticals Inc. and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Cellegy Pharmaceuticals Inc. and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has limited working capital to pursue its business alternatives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The 2007 and 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Plymouth Meeting, Pennsylvania
March 19, 2008

Cellegy Pharmaceuticals, Inc.

Consolidated Balance Sheets
	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,826,614	$3,803,832
Accounts receivable	-	62,605
Prepaid expenses and other current assets	267,478	278,740
Total assets	$2,094,092	$4,145,177

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$174,839
Accrued expenses and other current liabilities	396,088	536,591
Current portion of notes payable	-	44,700
Total current liabilities	396,088	756,130
Notes payable	507,067	322,125
Derivative instruments	1,189	3,987
Total liabilities	904,344	1,082,242

Stockholders' equity:
Preferred Stock, no par value; 5,000,000 shares authorized;
no shares issued and outstanding at December 31, 2007 and 2006
Common stock, par value $.0001; 50,000,000 shares authorized;
29,834,796 shares issued and outstanding at December 31, 2007 and 2006	2,984	2,984
Additional paid-in capital	125,753,019	125,699,145
Accumulated deficit	(124,566,255)	(122,639,194)
Total stockholders' equity	1,189,748	3,062,935
Total liabilities and stockholders' equity	$2,094,092	$4,145,177

The accompanying notes are an integral part of these consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006

Revenues:
Licensing, milestone and development funding	$-	$477,082
Grants	-	1,925,779
Product sales	-	257,197
Total revenues	-	2,660,058

Costs and expenses:
Cost of product sales	-	257,197
Research and development	23,022	1,812,088
Selling, general and administrative	1,798,626	5,025,786
Equipment fair market value adjustment	-	250,729
Total costs and expenses	1,821,648	7,345,800
Operating loss	(1,821,648)	(4,685,742)
Other income (expenses):
Interest and other income	85,334	122,983
Gain on sale of technology	-	12,615,540
Debt forgiveness	4,700	2,162,776
Contingency settlement	-	(250,000)
Interest and other expense	(198,245)	(807,945)
Derivative revaluation	2,798	188,583
Total other income (expenses)	(105,413)	14,031,937
Net income (loss) from continuing operations applicable
to common stockholders	(1,927,061)	9,346,195

Discontinued operations
Income from operations of the discontinued component,
including gain on the disposal of $249,451, in 2006	-	325,610

Net income (loss) applicable to common stockholders	$(1,927,061)	$9,671,805

From continuing operations	$(0.06)	$0.31
From discontinued operations	-	-
Basic net income (loss) per common share:	$(0.06)	$0.31

From continuing operations	$(0.06)	$0.31
From discontinued operations	-	-
Diluted net income (loss) per common share:	$(0.06)	$0.31

Weighted average number of common shares used in per share
calculations:
Basic	29,834,796	29,833,609
Diluted	29,834,796	29,851,254

The accompanying notes are an integral part of these consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2005	29,831,625	$2,983	$125,547,788	$283,694	$(132,310,999)	$(6,476,534)

Exercise of options to purchase common stock	3,171	1	895	-	-	896
Noncash compensation expense related to stock options	-	-	150,462	-	-	150,462
Unrealized loss on investments	-	-	-	(8,598)	-	(8,598)
Loss on foreign currency translation	-	-	-	(275,096)	-	(275,096)
Net income	-	-	-	-	9,671,805	9,671,805
Total comprehensive income	-	-	-	-	-	9,388,111
Balances at December 31, 2006	29,834,796	2,984	125,699,145	-	(122,639,194)	3,062,935

Noncash compensation expense related to stock options	-	-	53,874	-	-	53,874
Net income	-	-		-	(1,927,061)	(1,927,061)
Total comprehensive income	-	-	-	-	-	-
Balances at December 31, 2007	29,834,796	$2,984	$125,753,019	$-	$(124,566,255)	$1,189,748

The accompanying notes are an integral part of these consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Operating activities
Net income (loss)	$(1,927,061)	$9,671,805
Adjustments to reconcile net income (loss) from continuing
operations to net cash used in operating activities:
Bad debt expense and other noncash items	-	21,861
Depreciation and amortization expenses	-	121,132
Intangible assets amortization and impairment	-	196,204
Loss on sale of property and equipment	-	375,286
Equity compensation expense	53,874	150,462
Derivative revaluation	(2,798)	(188,583)
Interest accretion on notes payable	184,942	762,872
PDI settlement	-	(2,162,776)
MPI settlement	(4,700)	-
Gain on sale of technology	-	(12,615,540)
Gain on sale of Australian subsidiary	-	(249,451)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11,262	778,106
Inventory	-	257,197
Accounts receivable	62,605	989,507
Accounts payable	(174,839)	(1,568,814)
Accrued expenses and other current liabilities	(140,503)	(1,847,107)
Other long-term liabilities	-	(7,663)
Deferred revenue	-	273,018
Net cash used in operating activities	(1,937,218)	(5,042,484)
Investing activities:
Proceeds from the sale of short-term investments	-	11,189
Proceeds from sale of Australian subsidiary	-	1,331,033
Proceeds from the sale of technology	-	9,000,000
Transfer of cash balance upon disposition of discontinued/ held for sale operations	-	(185,554)
Net cash provided by investing activities	-	10,156,668
Financing activities:
Issuance of notes payable	-	2,000,000
Repayment of notes payable	(40,000)	(5,458,500)
Net proceeds from issuance of common stock	-	896
Net cash used in financing activities	(40,000)	(3,457,604)

Effect of exchange rate changes on cash	-	34,244

Net increase (decrease) in cash and cash equivalents	(1,977,218)	1,690,824
Cash and cash equivalents, beginning of year	3,803,832	2,113,008
Cash and cash equivalents, end of year	$1,826,614	$3,803,832

The accompanying notes are an integral part of these consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2007	2006
Supplemental cash flow information:
Interest paid	$-	$23,029
Supplemental disclosure of noncash transactions:
Interest expense amortization for long-term obligations	$184,942	$762,872

The accompanying notes are an integral part of these consolidated financial statements.

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Notes to Consolidated Financial Statements

1.  Accounting Policies

Description of Business and Principles of Consolidation

The consolidated financial statements include the accounts of Cellegy Pharmaceuticals, Inc. (“Cellegy,” or the “Company”) and its wholly-owned subsidiary, Biosyn, Inc. (“Biosyn”). All intercompany balances and significant intercompany transactions have been eliminated.

Cellegy is a specialty pharmaceutical company engaged in the development and commercialization of prescription drugs targeting primarily women’s health care, including the reduction in transmitting of Human Immunodeficiency Virus (“HIV”), female sexual dysfunction and gastrointestinal conditions using proprietary topical formulations and nitric oxide donor technologies. Biosyn’s technology includes a portfolio of proprietary product candidates known as microbicides that are used intravaginally to reduce transmission of sexually transmitted diseases, (“STDs”), including HIV and Acquired Immunodeficiency Disease (“AIDS”). Biosyn’s product candidates, which include both contraceptive and non-contraceptive microbicides, include Savvy, which is undergoing Phase 3 clinical trials in the United States; and UC-781 vaginal gel, in Phase 1 trials.

Our cash and cash equivalents were approximately $1.8 million and $3.8 million at December 31, 2007 and 2006, respectively.

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

Cellegy’s operations currently relate primarily to the intellectual property rights of its Biosyn subsidiary. While the Savvy Phase 3 contraception trial in the United States is ongoing, the Company is not directly involved with the conduct and funding thereof and, due to the cessation of the HIV Phase 3 trials in 2005 and 2006, it is uncertain whether Savvy will be commercialized or whether the Company will ever realize revenues there from. We therefore expect negative cash flows to continue for the foreseeable future. The Company believes that it presently has enough financial resources to continue operations as they currently exist until approximately September 30, 2008, absent unforeseen significant additional expenses; however, it does not have the technological nor the financial assets to fund the expenditures that would be required to conduct the future clinical and regulatory work required to commercialize Savvy or other product candidates without additional funding.

On February 12, 2008, Cellegy entered into a definitive merger agreement providing for the acquisition of Cellegy by Adamis Pharmaceuticals Corporation (“Adamis”). There is no assurance that the Company will be able to close the transaction with Adamis. If the merger with Adamis is not completed, Cellegy’s board of directors will be required to explore alternatives for Cellegy’s business and assets. These alternatives might include seeking to sell remaining assets to third parties, seeking the dissolution and liquidation of Cellegy, merging or combining with another company, or initiating bankruptcy proceedings. There can be no assurance that any third party will be interested in merging with Cellegy or acquiring the remaining assets of Cellegy or would agree to a price and other terms that we would deem adequate. Although Cellegy may try to pursue an alternative strategic transaction, it will likely have very limited cash resources, and if no such alternate transaction can be negotiated and completed within a reasonable period of time, will likely be forced to file for federal bankruptcy protection. If Cellegy files for bankruptcy protection, Cellegy will most likely not be able to raise any type of funding from any source. In that event, the creditors of Cellegy would have first claim on the value of the assets of Cellegy which, other than remaining cash, would most likely be liquidated in a bankruptcy sale. Cellegy can give no assurance as to the magnitude of the net proceeds of such sale and whether such proceeds would be sufficient to satisfy Cellegy’s obligations to its creditors, let alone to permit any distribution to its equity holders. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Cellegy Pharmaceuticals, Inc.

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

Revenue Recognition

Revenues related to cost reimbursement provisions under development contracts are recognized as the costs associated with the projects are incurred. Revenues related to substantive and at risk nonrefundable milestone payments specified under development contracts are recognized as the milestones are achieved. The Company received certain government and non-government grants that support its research effort in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Revenues associated with these grants are recognized as costs under each grant incurred. Advanced payments received under these agreements, prior to completion of the related work, are recorded as deferred revenue until earned. Should the research funded by federal grants result in patented technologies, the federal government would be entitled to a nonexclusive, nontransferable, irrevocable, paid-up license to utilize such technologies. In 2006, the Company discontinued its grant funding in connection with the reduction of its Biosyn research activities.

Revenues related to product sales are recognized when title has been transferred to the customer and when all of the following criteria are met; i.e., a persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and, collectibility is reasonably assured. There is no right of return for our products.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid financial instruments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value as of December 31, 2007 and 2006. As of December 31, 2007, the Company’s cash and cash equivalents are maintained at two financial institutions in the United States. Deposits in these financial institutions may, from time to time, exceed federally insured limits.

Accounts Receivable

Accounts receivable are carried at cost, less an allowance for losses. The Company does not accrue finance or interest charges. On a quarterly basis, the Company evaluates its accounts receivable and establishes an allowance for losses, based on the history of past write-offs and collections and current economic conditions.

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Concentration of Credit Risk

As of December 31, 2007, the Company had its cash in demand deposits and money market funds.

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

Amortization for leasehold improvements and equipment held under capital leases is taken over the shorter of the estimated useful life of the asset or the remaining lease term. Upon sale or retirement, the asset’s cost and related accumulated depreciation or amortization are removed from the accounts and the related gain or loss is reflected in operations.

Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142 requires that intangible assets with definite lives be amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives.

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

For the years ended December 31, 2007 and 2006, for stock options granted prior to the adoption of SFAS No. 123R, there is no difference between reported amounts and pro forma net loss and basic and diluted income per common share if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123.

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Cellegy values its options on the date of grant using the Black-Scholes valuation model. The Company did not grant any stock options during 2007 and 2006.

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

Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements

 SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), has been issued by the Financial Accounting Standards Board (the “FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the Company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The FASB agreed to defer the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FASB again rejected the proposal of a full one-year deferral of the effective date of SFAS 157. SFAS 157 was issued in September 2006, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, the Company will adopt this statement on October 1, 2007 for assets and liabilities not subject to the deferral and October 1, 2008, for all other assets and liabilities. The Company is currently assessing the impact of this statement.

SFAS No. 141 (Revised 2007), Business Combinations

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	non-controlling interests will be valued at fair value at the acquisition date;

•
acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•
in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact of this statement.

SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”

  On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes that this pronouncement will have no effect on its financial statements.

FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”

  FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity in the consolidated balance sheet) for that fiscal year. Cellegy adopted FIN 48 on January 1, 2007 and its implementation did not have a material impact on Cellegy’s financial position, results of operations or cash flows.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share incorporates the incremental shares issued upon the assumed exercise of stock options and warrants, when dilutive. The total number of shares that had their impact excluded were:
	Years Ended December 31,
	2007	2006
Options	1,349,741	1,381,589
Warrants	2,114,593	2,374,593
Total number of shares excluded	3,464,334	3,756,182

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2. Accounts Receivable

At December 31, 2007 and 2006, accounts receivable consist of the following:

	December 31,
	2007	2006
Grant receivable	$-	$62,605

 3. Prepaid Expenses and Other Current Assets

At December 31, 2007 and 2006, prepaid expenses and other current assets includes the following:
	December 31,
	2007	2006
Prepaid insurance	$134,248	$236,815
Security deposits	8,100	18,100
Retention Compensation	120,130	-
Other	5,000	23,825
Total prepaid expenses and other current assets	$267,478	$278,740

Retention compensation of approximately $120,000 represents the unamortized portion of approximately $139,000 in retention payments offered and accepted by employees in 2007. The retention payments are to be paid if the employee maintains his or her employment with the Company through the retention period indicated in the individual’s retention agreement. The retention payment was in lieu of all other severance or similar payments that the Company may have been obligated to make under any other existing agreement, arrangement or understanding, but would be in addition to any accrued salary and vacation earned through the end of the respective retention period. The retention periods terminate between March 31 and June 30, 2008.

4. Intangible Assets, Net
	Year Ended December 31, 2007			Year Ended December 31, 2006
	Gross Carrying Amount	Accumulated Amortiation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortiation	Net Carrying Amount
Capitalized workforce -
Biosyn acquisition	$381,558	$(381,558)	$-	$381,558	$(381,558)	$-

Subsequent to the purchase of Biosyn in 2004, several of its key people left the Company in 2006. The departure of these employees required the reduction in the carrying value of the intangible asset recorded in connection with the acquisition. Estimating the fair market value of the key people remaining resulted in an impairment of the asset as of December 31, 2006 and $149,352 was recognized as impairment expense in 2006.

The Company recorded no amortization expense in 2007. Amortization expense recorded for the year ended December 31, 2006 was $46,852.

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

5.  Property and Equipment, Net

At December 31, 2007 and 2006, property and equipment, net consist of the following:

	December 31,
	2007	2006
Furniture, fixtures and office equipment	$19,855	$19,855
Less: accumulated depreciation	(19,855)	(19,855)
Total property and equipment, net	$-	$-

Cellegy recorded no depreciation expense in 2007. Depreciation and leasehold amortization expenses for 2006 were approximately $121,000.

On September 30, 2006, Cellegy closed its offices in Brisbane, California and disposed of certain property and equipment. At that time, the Company relocated its Huntingdon Valley, Pennsylvania headquarters to Quakertown, Pennsylvania and either disposed of or wrote down all of its research and development equipment and certain other fixed assets, and recorded impairment charges of approximately $251,000.

6. Accrued Expenses and Other Current Liabilities

Cellegy accrues for services received but for which billings have not been received. Accrued expenses and other current liabilities at December 31, 2007 and 2006, were as follows:
	December 31,
	2007	2006
Accrued legal fees	$29,317	$22,262
Accrued compensation	29,739	99,989
Accrued retention	139,370	-
Accrued accounting and consulting fees	125,000	175,000
Insurance payable	12,995	163,554
Other	59,667	75,786
Total accrued expenses and other current liabilitites	$396,088	$536,591

7. Notes Payable

 Ben Franklin Note

Biosyn issued a note to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of a compound to prevent the transmission of AIDS.

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. Absent a material breach of contract by Cellegy, there is no obligation to repay the amounts in the absence of future Biosyn revenues. Cellegy is accreting the discount of $572,902 against earnings using the interest rate method over the discount period of five years, which was estimated in connection with the note’s valuation at the time of the acquisition. At December 31, 2007 and 2006, the outstanding balance of the note was $507,067 and $322,125, respectively.

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

PDI Notes

In connection with a settlement agreement dated April 11, 2005, PDI, Inc. (“PDI”) issued two non-interest bearing notes; a $3.0 million secured promissory note payable on October 12, 2006, and a $3.5 million nonnegotiable senior convertible debenture with a maturity date of April 11, 2008 (the “PDI Notes”). The PDI Notes were settled in full for $3.0 million in September 2006.

The $3.0 million secured promissory note was originally payable on October 12, 2006. There was no stated interest rate and no periodic payments were required.   The net present value of the secured promissory note was recalculated based on its remaining principal whenever a payment was made by Cellegy. Payments in 2006 totaled $458,500.

Prior to the settlement and repayment, the $3.5 million nonnegotiable senior convertible debenture had a maturity date of April 11, 2008, three years from the PDI settlement date of April 11, 2005. There was no stated interest rate and no periodic payments were required.

In an agreement dated September 20, 2006, Cellegy agreed to pay PDI an aggregate amount of $3.0 million as full and final settlement of the PDI Notes. In accordance with the terms of the settlement, Cellegy remitted $500,000 to PDI on September 28, 2006, and remitted $2.5 million on November 29, 2006. PDI and Cellegy agreed to release each other and related parties from any claims or liabilities arising before the date of their agreement relating to any of the terms of the previous settlement agreement, other than as a result of the released person’s gross negligence or willful misconduct.

Cellegy recorded debt forgiveness of approximately $2.2 million as a result of the settlement in other income. For the year ended December 31, 2006, Cellegy recorded interest expense relating to the PDI Notes of $645,384.

ProStrakan Note

In September 2006, ProStrakan Group plc (LSE: PSK) (“ProStrakan”) loaned Cellegy $2.0 million, evidenced by a secured promissory note (the “ProStrakan Note”). On November 29, 2006, Cellegy satisfied the ProStrakan Note by making payments of $2.0 million in principal and approximately $20,000 in interest expense.

MPI Note

In 2007, Cellegy settled its obligation to MPI, Inc. of $44,700 for $40,000 and recorded $4,700 in other income.  At December 31, 2007, future minimum payments on the notes were payable as follows:

2009 and thereafter	$777,902
Less: amount representing discount	(270,835)
Net present value of notes at December 31, 2007	$507,067

8. Derivative Instruments

Warrants issued in connection with the May 2005, financing and the Kingsbridge SSO are considered derivative instruments and are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of these warrants using the Black-Scholes valuation model and recorded as derivative liability at December 31, 2007 and 2006 was approximately $1,200 and $4,000, respectively. The changes in the estimated fair value of the warrants have been recorded as other income (expenses) in the consolidated statements of operations. For the years ended December 31, 2007 and 2006, the Company recognized approximately $2,800 and $189,000, respectively, as other income from derivative revaluation.

9. Deferred Revenue

At December 31, 2007 and 2006, the Company had no current and long-term deferred revenue. Upon the consummation of the sale of its intellectual property to ProStrakan in November 2006, the Company recognized all of the remaining current and long-term deferred revenue as part of the gain on the sale of technology, as all remaining obligations under the license agreements were deemed to have been fulfilled in connection with the sale of assets. Current and long-term deferred revenue totaling approximately $3.3 million at December 31, 2005, represents the remaining unamortized and unearned portion of upfront licensing fees received from licensees for the right to store, promote, sell and/or distribute the Company’s products. These amounts were included in revenue at the time of the PDI settlement.

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

 10. Commitments and Contingencies

Operating Leases

The Company leases its facilities under a non-cancelable operating lease on a month-to-month basis and has no future minimum lease payments as of December 31, 2007. Operating lease expense is recorded on a straight-line basis over the term of the lease. Rent expense was $32,400 and $205,000 for the years ended December 31, 2007 and 2006, respectively.

Legal Proceedings

The Company has no significant ongoing legal proceedings.

11. 401(k) Plan

The Company maintained a savings and retirement plan under Section 401(k) of the Internal Revenue Code until it was terminated in August 2006. All employees were eligible to participate on the first day of the calendar quarter following three months of employment with the Company. Under the plan, employees could contribute up to 15% of their salaries per year subject to statutory limits. The Company provided a matching contribution equal to 25% of the employee’s rate of contribution, up to a maximum contribution rate of 4% of the employee’s annual salary. Expenses related to the plan for the years ended December 31, 2006, were not significant.

12. License and Other Agreements

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

In November 2005, Cellegy amended its December 2004 agreement with ProStrakan concerning Rectogesic. Under the terms of the amended agreement, ProStrakan assumed responsibility for all manufacturing and other product support functions. In return, Cellegy received a nonrefundable payment of $2.0 million which was recorded as deferred revenue and was amortized to income over the remaining estimated life of the underlying patent considered in connection with the December 2004, agreement.

In January 2006, Cellegy amended its 2004 agreement with ProStrakan concerning Tostrex. Under the terms of the amended agreement, ProStrakan assumed responsibility for all manufacturing and other product support functions and agreed to purchase Tostrex directly from Cellegy’s contract manufacturer rather than purchasing the product from Cellegy under the terms of the original agreement. Cellegy was entitled to continue to receive milestones and royalties as set forth in the original agreement.

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

On June 20, 2006, Cellegy amended its December 2004 agreement with ProStrakan concerning Rectogesic. This second amendment added several countries and territories in Eastern Europe, including several countries and territories that were part of the former Soviet Union, to the territories covered by the original agreement. As part of the amendment, ProStrakan paid to Cellegy the sum of $500,000 representing a prepayment of the milestone due upon approval of Rectogesic in certain major European countries.

On November 28, 2006, Cellegy sold to ProStrakan for $9.0 million its rights to Cellegesic, Rectogesic, Fortigel, Tostrex, Tostrelle, and related intellectual property assets. ProStrakan also assumed various existing distribution and other agreements relating to the intellectual property. Cellegy’s stockholders approved the transaction at a special meeting of stockholders held on November 22, 2006. ProStrakan has no further obligations to Cellegy under the previous license agreement. The Company recorded a gain on sale of technology of approximately $12.6 million as other income which includes $9.0 million recognized in connection with the sale of Cellegy’s intellectual property discussed above and approximately $3.6 million of unamortized deferred revenue related to licensing agreements under which all obligations were deemed to have been fulfilled in connection with the sale.

Biosyn

In October 1989, Biosyn entered into an agreement, whereby it obtained an exclusive license to develop and market products using the C31G Technology.

In October 1996, Biosyn acquired the C31G Technology from its inventor, Edwin B. Michaels. As part of the agreement, Biosyn is required to make annual royalty payments equal to the sum of 1% of net product sales of up to $100 million, 0.5% of the net product sales over $100 million and 1% of any royalty payments received by Biosyn under license agreements. The term of the agreement lasts until December 31, 2011, or upon the expiration of the C31G Technology’s patent protection, whichever is later. Biosyn’s current C31G patents expire between 2011 and 2018. There were no royalty payments incurred for the years ended December 31, 2007, and 2006.

In May 2001, Biosyn entered into an exclusive license agreement with Crompton, now Chemtura (“Chemtura”) ,under which Biosyn obtained the rights to develop and commercialize UC-781, a non-nucleoelostide reverse transcriptase inhibitor, as a topical microbicide. Under the terms of the agreement, Biosyn paid Chemtura a nonrefundable, upfront license fee that was expensed in research and development. Chemtura also received 39,050 warrants to purchase Cellegy stock in connection with Cellegy’s acquisition of Biosyn in 2004 and are exercisable for a period of two years upon initiation of Phase 3 trials of UC-781. Chemtura is entitled to milestone payments upon the achievement of certain development milestones and royalties on product sales. If UC-781 is successfully developed as a microbicide, then Biosyn has exclusive worldwide commercialization rights. There were no royalty payments incurred for the years ended December 31, 2007 and 2006.

In February 2003, Biosyn acquired exclusive worldwide rights from the National Institutes of Health (“NIH”), for the development and commercialization of protein Cyanovirin-N as a vaginal gel to prevent the sexual transmission of HIV. NIH is entitled to milestone payments upon achievement of certain development milestones and royalties on product sales. There were no royalty payments incurred for the years ended December 31, 2007 and 2006. Due to cancellation of its license with the NIH in 2007, Biosyn forfeited the rights for the commercialization of CV-N but the existing agreements between Biosyn and research institutions related to CV-N remain in effect.

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

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Biosyn has previously entered into various other collaborating research and technology agreements. Should any discoveries be made under such arrangements, Biosyn may be required to negotiate the licensing of the technology for the development of the respective discoveries. There are no significant funding commitments under any of these other agreements.

13. Stockholders’ Equity

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

 Stock Market Listing

Cellegy’s common stock currently trades on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol: CLGY.OB.

Stock Option Plans

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) replaced the 1995 Equity Incentive Plan (“Prior Plan”) which had expired. The 2005 Plan is administered by the Company’s Compensation Committee. The Board of Directors may at any time amend, alter, suspend or discontinue the 2005 Plan without stockholders’ approval, except as required by applicable law. The 2005 Plan is not subject to ERISA and is not qualified under Section 401(a) of the Code.

The 2005 Plan provides for the granting of options and other awards to employees, directors and consultants. Options granted under the 2005 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees. The Compensation Committee determines who will receive options or other awards under the 2005 Plan and their terms, including the exercise price, number of shares subject to the option or award, and the vesting and exercisability thereof. Options granted under the 2005 Plan generally have a term of ten years from the grant date, and exercise price typically is equal to the closing price of the common stock on the grant date. Options typically vest over a three-year or four-year period. Options granted under the 2005 Plan typically expire if not exercised within 90 days from the date on which the optionee is no longer an employee, director or consultant. The vesting and exercisability of options may also be accelerated upon certain change of control events. As of December 31, 2007, the future compensation expense to be recognized for unvested options is approximately $20,000 over the remaining weighted average period of 1.75 years.
Weighted
	Shares Under	Average
	Option	Exercise Price
Balance at December 31, 2006	48,000	$1.34
Granted	-	-
Canceled	-	-
Exercised	-	-
Balance at December 31, 2007	48,000	1.34

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes those stock options outstanding related to the 2005 Plan at December 31, 2007:

Options Outstanding				Options Exercisable
	Weighted				Weighted
Weighted	Average	Weighted			Average	Weighted
Average	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Options	Life	Price	Value	Options	Life	Price	Value
48,000	7.74 Years	$1.34	$-	32,000	7.74 Years	$1.34	$-

There were 16,000 options vested under the 2005 Plan for the year ended December 31, 2007.

Prior Plan

The total number of shares reserved and available for issuance pursuant to the exercise of awards under the Prior Plan is 4,850,000 shares. The Prior Plan will continue to govern the stock options previously granted thereunder, however, no further stock options or other awards will be made pursuant to the Prior Plan. As of December 31, 2007, the future compensation expense to be recognized for unvested options is approximately $60,000 over the remaining weighted average period of approximately 1.40 years.

		Weighted
	Shares Under	Average
	Option	Exercise Price
Balance at December 31, 2006	222,944	$3.12
Granted	-	-
Canceled	(18,000)	(8.43)
Exercised	-	-
Balance at December 31, 2007	204,944	2.66

The following table summarizes those stock options outstanding and exercisable related to the Prior Plan at December 31, 2007:

Options Outstanding				Options Exercisable
Weighted	Weighted	Weighted			Weighted	Weighted
Average	Average	Average	Aggregate		Average	Average	Aggregate
Number of	Remaining	Exercise	Intrinsic	Number of	Remaining	Exercise	Intrinsic
Options	Contractual Life	Price	Value	Options	Contractual Life	Price	Value
204,944	6.42 Years	$2.66	$-	165,986	6.27 Years	$2.78	$-

There were 50,209 options vested under the Prior Plan for the year ended December 31, 2007. No future options may be offered under the Prior Plan.

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

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Activity under the Directors’ Plan is summarized as follows:

		Weighted
	Shares Under	Average
	Option	Exercise Price
Balance at December 31, 2006	93,000	$4.44
Granted	-	-
Canceled	(1,000)	(3.25)
Exercised	-	-
Balance at December 31, 2007	92,000	4.45

The following table summarizes those stock options outstanding and exercisable related to the Directors’ Plan at December 31, 2007:

Options Outstanding				Options Exercisable
Weighted	Weighted	Weighted			Weighted	Weighted
Average	Average	Average	Aggregate		Average	Average	Aggregate
Number of	Remaining	Exercise	Intrinsic	Number of	Remaining	Exercise	Intrinsic
Options	Contractual Life	Price	Value	Options	Contractual Life	Price	Value
92,000	4.83 Years	$4.45	$-	92,000	4.83 Years	$4.45	$-

There were 16,000 options vested under the Directors’ Plan for the year ended December 31, 2007. As of December 31, 2007 and 2006, there were no options available for future grants under the Directors’ Plan.

Non-Plan Options

In November 2003, the Company granted an initial stock option to Mr. Richard Williams, on his appointment to become Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 of the options have an exercise price of $2.89 per share, the closing price of the stock on the grant date and 600,000 of the options have an exercise price of $5.00 per share. The option was vested and exercisable in full on the grant date, although a portion of the option, covering up to 600,000 shares initially and declining over time, is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and a director within certain future time periods. As of December 31, 2007, none of these options have been exercised.

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable.

		Weighted
	Shares Under	Average
	Option	Exercise Price
Balance at December 31, 2006	39,229	$6.93
Granted	-	-
Canceled	(34,432)	(7.85)
Exercised	-	-
Balance at December 31, 2007	4,797	0.29

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at December 31, 2007:

Options Outstanding				Options Exercisable
	Weighted				Weighted
Weighted	Average	Weighted			Average	Weighted
Average	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Options	Life	Price	Value	Options	Life	Price	Value
4,797	6.05 Years	$0.29	$-	4,797	6.05 Years	$0.29	$-

Shares Reserved

As of December 31, 2007, the Company has reserved shares of common stock for future issuance as follows:

Biosyn options	4,797
Director's Plan	92,000
Warrants	2,114,593
Nonplan options	1,000,000
1995 Equity Incentive Plan	204,944
2005 Equity Incentive Plan	1,000,000
Total shares reserved	4,416,334

Warrants

The Company has the following warrants outstanding to purchase common stock as of December 31, 2007:

		Exercise
	Warrant	Price Per		Expiration
	Shares	Share	Date Issued	Date
June 2004 PIPE	604,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	81,869	5.84-17.52	October 22, 2004	2008 - 2014
May 2005 PIPE
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total warrants	2,114,593

Non Cash Compensation Expense Related to Stock Options

For the year ended December 31, 2007, the Company recorded non-cash compensation expense of approximately $54,000, all of which was charged to selling, general and administrative expenses (“SG&A”) expense. For the year ended December 31, 2006, the Company recorded non cash compensation expense of approximately $150,000, of which approximately $136,000 and $14,000 was charged to SG&A and research and development expense, respectively.

14. Income Taxes

At December 31, 2007, the Company had net operating loss carryforwards of approximately $94.4 million and $17.3 million for federal and state purposes, respectively. The federal net operating loss carryforwards expire between the years 2007 and 2027. The state net operating loss carryforwards expire between the years 2007 and 2017. At December 31, 2007, the Company also had state research and development credit carryforwards of approximately $2.8 million and $200,000 for federal and state purposes, respectively. The federal credits expire between the years 2007 and 2027 and the state credits expire between the years 2015 and 2019. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes that could limit the Company’s ability to utilize these carryforwards. The Company most likely has experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. A future sale or merger of the Company, as contemplated and described in Footnote 1, may also impact the ability for the Company to utilize its current net operating loss carryforwards. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes. The Company determined that the net operating loss carryforwards relating to Biosyn are limited due to its acquisition in 2004 and has reflected the estimated amount of usable net operating loss carryforwards in its deferred tax assets below.

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amount of deferred tax assets in 2007 and 2006, not available to be recorded as a benefit due to the exercise of nonqualified employee stock options are approximately $559,000 and $643,000, respectively.

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

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$32,100	$31,900
Credit carryforward	2,900	3,700
Capitalized research and development	7,400	9,800
Depreciation and amortization	1,000	1,300
Other, net	300	500
Total deferred tax assets	43,700	47,200
Valuation allowance	(43,700)	(47,200)
Net deferred tax assets	$-	$-

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate (dollars in thousands):

	Years Ended December 31,
	2007		2006
Net income (loss)	$(1,927)		$9,672
Tax (benefit) at Federal statutory rate	$(655)	33.99%	$3,289	34.00%
Meals and entertainment	1	(0.05)	3	0.03
Stock compensation expense	24	(1.25)	20	0.21
Gain on sale of subsidiary	-	-	30	0.31
Research credits	6	(0.31)	8	0.09
Deferred taxes not benefited	624	(32.38)	(3,350)	(34.64)
Provision for taxes	$-	-%	$-	-%

The valuation allowance for deferred tax assets for 2007 and 2006 decreased by approximately $3.5 and $2.8 million, respectively.

On January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires that Cellegy recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The implementation of FIN 48 did not have a material impact on the Company's consolidated financial statements. At January 1, 2007 and December 31, 2007 the Company had no unrecognized tax benefits and has not accrued any tax liabilities for unrecognized tax benefits.

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company does not believe the total amount of unrecognized benefit as of December 31, 2007 will increase or decrease significantly in the next twelve months.  The Company’s Federal, California, and Pennsylvania tax returns are subject to examination by the tax authorities. At December 31, 2007, the statute of limitations for Federal, California and Pennsylvania tax examinations vary from 2003 to 2011.

15. Segment Reporting

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

Revenues from external sources by major geographic area are as follows:

	Years Ended December 31,
Revenues	2007	2006
North America
Pharmaceuticals	$-	$1,925,779
Europe
Pharmaceuticals	-	734,279

Revenue from continuing operations	$-	$2,660,058

Net operating income (loss) from continuing operations by geographic region is as follows:

	Years Ended December 31,
Operating Income (Loss)	2007	2006
North America
Pharmaceuticals	$(1,927,061)	$9,119,113
Europe
Pharmaceuticals	-	227,082

Net income (loss) from continuing operations	$(1,927,061)	$9,346,195

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

 Assets by major geographic region are as follows:

	December 31,
	2007	2006
Assets
North America	$2,094,092	$4,145,177
Pacific Rim	-	-

Total assets	$2,094,092	$4,145,177

16. Related Party Transactions

The Company pays fees to its board members in connection with services rendered to the board. In 2007, the Company began paying fees to its board members for their services rendered only as board members and not for services rendered in connection with the audit, nominating, and compensation committees. The total cash payments to board members made in connection with these services during the years ended December 31, 2007 and 2006 were $49,500 and $104,250, respectively.

17. Discontinued Operations

On April 11, 2006, Epsilon Pharmaceuticals Pty., Ltd. purchased all of the shares of Cellegy Australia Pty., Ltd. (“Cellegy Australia”) The subsidiary was part of the Pharmaceutical Segment for the Australian and Pacific Rim geographic areas. The purchase price for the shares was $1.0 million plus amounts equal to the liquidated value of Cellegy Australia's cash, accounts receivable and inventory. The total amount received was approximately $1.3 million. Below is a summary of the assets and liabilities included in the sale:

Cash	$185,554
Inventory	69,427
Accounts Receivable	52,305
Goodwill	955,415
Current liabilities	13,747

Cellegy recorded a pretax gain of approximately $88,000 which is reflected in other income. There was no income tax effect to this transaction. Cellegy's discontinued operations reflect the operating results for the disposal group through the date of disposition and recognize the subsidiary's foreign currency translation balance as income in the current period pursuant to SFAS No. 52, “Foreign Currency Translation.” Below is a summary of those results:

	Years Ended December 31,
	2007	2006

Net revenue	$-	$165,805
Cost of revenues	-	26,586
Gross Profit	-	139,219
R&D expenses	-	-
SG&A expenses	-	(64,614)
Operating income	-	74,605
Interest income	-	1,554
Gain on foreign currency translation	-	249,451
Income from discontinued operations	$-	$325,610

19. Subsequent Events

On February 12, 2008, Cellegy entered into a definitive merger agreement providing for the acquisition of Cellegy by Adamis. The transaction was unanimously approved by the boards of directors of both companies and is anticipated to close during the second or third quarter of 2008, subject to the filing of a registration statement and proxy statement with the Securities and Exchange Commission, the approval of Adamis’ and Cellegy’s respective stockholders at stockholder meetings following distribution of a definitive proxy statement, and other customary closing conditions. Holders of approximately 40% of Cellegy’s outstanding common stock have entered into voting agreements pursuant to which they agreed to vote their shares in favor of the transaction.

Cellegy Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

If the merger is consummated, each Adamis stockholder will receive, in exchange for each share of Adamis common stock held by such stockholder immediately before the closing, one (post-reverse stock split) share of Cellegy common stock (excluding in all cases dissenting shares). If the transaction is approved by Cellegy’s stockholders, before the closing Cellegy will implement a reverse stock split of its common stock so that the outstanding Cellegy shares will be converted into a number of shares equal to the sum of (i) 3,000,000 plus (ii) the amount of Cellegy’s net working capital as of the end of the month immediately preceding the month in which the closing occurs divided by .50. Based on several assumptions that are subject to change, including, without limitation, the number of shares of Cellegy common stock outstanding immediately before the merger and the amount of Cellegy’s current assets and liabilities as of the end of the month immediately prior to the closing, Cellegy estimates that the reverse stock split will be between approximately 8.5 to 1 and 9.945 to 1. The actual amounts and percentages will depend on many factors, and actual amounts and percentages could be higher or lower.

In addition, the Merger Agreement contains certain termination rights for both Cellegy and Adamis, and further provides that, upon termination of the merger agreement under specified circumstances, either party may be required to pay the other party a termination fee of $150,000. Both parties have the right to terminate the Merger Agreement if the merger is not consummated by (i) August 31, 2008, if the SEC does not review the registration statement and (ii) September 30, 2008, if the SEC does review the registration statement, so long as the terminating party is not in breach of the Merger Agreement and such breach is a principal failure of the merger to occur by such date.

In connection with the signing of the Merger Agreement, Cellegy also issued to Adamis an unsecured convertible promissory note pursuant to which Cellegy agreed to lend Adamis $500,000 to provide additional funds to Adamis during the pendency of the merger transaction (the “Promissory Note”). Any principal outstanding under the Promissory Note accrues interest at 10% per annum. The Promissory Note becomes immediately due and payable in the event that the Merger Agreement is terminated by Adamis or Cellegy for certain specified reasons or on the later of (i) the sixteen month anniversary of the issue date of the Promissory Note or (ii) the date that is two business days following the first date on which certain other notes issued by Adamis to a third party have been repaid in full. If the Promissory Note is outstanding as of the closing of the merger transaction, the Promissory Note will convert into shares of Adamis stock, and those shares will be cancelled.

The terms of the Promissory Note provide Cellegy with no collateralized interest in the assets of Adamis. In the event the merger is not consummated with Adamis, Cellegy bears the risk of collecting the Promissory Note and therefore is subject to the risks and uncertainties of being in the position of an unsecured creditor. While the Company feels that it is more likely than not that the merger will be consummated, in the event it is not, the Cellegy will have no ability to attach a claim to Adamis’ assets.