Form 10-Q
period 2008-03-31
CELLEGY PHARMACEUTICALS INC
filed 2008-05-14
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
 Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No   ☒

The number of shares outstanding of the registrant’s common stock at April 30, 2008 was 29,834,796.

CELLEGY PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

PART I   -   FINANCIAL INFORMATION

ITEM 1: Financial Statements

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$913	$1,827
Prepaid expenses and other current assets	141	267
Total current assets	1,054	2,094
Note receivable	500	-
Interest receivable	6	-
Total assets	$1,560	$2,094

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$55	$-
Accrued expenses and other current liabilities	233	396
Total current liabilities	288	396
Notes payable	568	507
Derivative instruments	1	1
Total liabilities	857	904

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	125,764	125,753
Accumulated deficit	(125,064)	(124,566)
Total stockholders' equity	703	1,190
Total liabilities and stockholders' equity	$1,560	$2,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Total revenues	$-	$-
Costs and expenses:
Research and development	2	8
Selling, general and administrative	463	513
Total costs and expenses	465	521
Operating loss	(465)	(521)
Other income (expenses):
Interest and other income	28	33
Interest and other expense	(61)	(43)
Derivative revaluation	-	(6)
Total other income (expenses)	(33)	(16)

Net loss	$(498)	$(537)

Basic and diluted loss per common share:	$(0.02)	$(0.02)

Weighted average number of common shares used in per share calculations: Basic and diluted	29,835	29,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(498)	$(537)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activites:
Equity compensation expense	10	(3)
Derivative revaluation	-	6
Interest accretion on notes payable	61	39
Interest on long term note receivable	(6)	-
MPI settlement	-	(5)
Changes in operating assets and liabilitites:
Prepaid expenses and other current assets	126	87
Accounts receivable	-	77
Accounts payable	55	(130)
Accrued expenses and other current liabilities	(162)	(159)
Net cash used in operating activities	(414)	(625)
Financing activities:
Issuance of long term note receivable	(500)	-
Repayment of note payable	-	(40)
Net cash used in financing activities	(500)	(40)

Net decrease in cash and cash equivalents	(914)	(665)
Cash and cash equivalents, beginning of period	1,827	3,804
Cash and cash equivalents, end of period	$913	$3,139

Supplemental cash flow information:
Interest expense amortization for long-term obligation	$61	$39

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Cellegy Pharmaceuticals, Inc. (“Cellegy” or “the Company”) operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Cellegy’s Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

On February 12, 2008, Cellegy entered into a definitive merger agreement (the “Merger Agreement”) providing for the acquisition of Cellegy by Adamis Pharmaceuticals Corporation (“Adamis”). Adamis is a privately held specialty pharmaceuticals company that is engaged in the research, development and commercialization of products for the prevention of viral infections, including influenza. Adamis currently markets and sells a line of prescription products for a variety of allergy, respiratory disease and pediatric conditions, and also owns a good manufacturing practice (“GMP”) certified independent contract packager of pharmaceutical and nutraceutical products. The transaction was unanimously approved by the boards of directors of both companies and is anticipated to close during the third quarter of 2008, subject to the filing of a registration statement and proxy statement with the Securities and Exchange Commission (“SEC”), the approval of Adamis’ and Cellegy’s respective stockholders at stockholder meetings following distribution of a definitive proxy statement, and other customary closing conditions. Holders of approximately 40% of Cellegy’s outstanding common stock have entered into voting agreements pursuant to which they agreed to vote their shares in favor of the transaction. The combined company expects to continue to be publicly traded after completion of the merger, although under a different corporate name.

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

In connection with the signing of the Merger Agreement, Cellegy also issued to Adamis an unsecured convertible promissory note (the “Promissory Note”) pursuant to which Cellegy agreed to lend Adamis $500,000 to provide additional funds to Adamis during the pendency of the merger transaction. Any principal outstanding under the Promissory Note accrues interest at 10% per annum. The Promissory Note becomes immediately due and payable in the event that the Merger Agreement is terminated by Adamis or Cellegy for certain specified reasons or on the later of (i) the sixteen month anniversary of the issue date of the Promissory Note or (ii) the date that is two business days following the first date on which certain other notes issued by Adamis to a third party have been repaid in full. If the Promissory Note is outstanding as of the closing of the merger transaction, the Promissory Note will convert into shares of Adamis stock, and those shares will be cancelled. Accordingly, the Promissory Note will not be repaid and Cellegy shareholders will receive no additional shares of the merged company. The terms of the Promissory Note provide Cellegy with no collateralized interest in the assets of Adamis. In the event the merger is not consummated with Adamis, Cellegy bears the risk of collecting the Promissory Note and therefore is subject to the risks and uncertainties of being in the position of an unsecured creditor. While the Company feels that it is more likely than not that the merger will be consummated, in the event it is not, the Cellegy will have no ability to attach a claim to Adamis’ assets.

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

Note 2: Basic and Diluted Net Loss per Common Share

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

	Three Months Ended
	March 31,
	2008	2007
Options	1,350	1,363
Warrants	2,115	2,115
Total number of shares excluded	3,465	3,478

Note 3: Stock-Based Compensation

In the condensed consolidated statement of operations in the first quarter of 2008 and 2007, the Company recorded stock based compensation expenses of $11,346 and $16,154, respectively.

2005 Equity Incentive Plan (“2005 Plan”)

Options Outstanding				Options Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
48,000	7.49 Years	$1.34	$-	32,000	7.49 Years	$1.34	$-

There were no grants, cancellations or exercises of options under the 2005 Plan during the quarter ended March 31, 2008. None of the options vested in the quarter ended March 31, 2008.

1995 Equity Incentive Plan (“Prior Plan”)

Options Outstanding				Options Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
204,944	6.17 Years	$2.66	$-	204,944	6.17 Years	$2.66	$-

There were no cancellations or exercises of options under the Prior Plan during the quarter ended March 31, 2008. 38,958 options vested under the Prior Plan during quarter ended March 31, 2008. No future options may be granted under the Prior Plan.

Directors’ Stock Option Plan (“Director’s Plan”)

Options Outstanding and Exercisable				Options Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
92,000	4.58 Years	$4.45	$-	92,000	4.58 Years	$4.45	$-

There were no cancellations, exercises or vesting of options under the Director’s Plan during the quarter ended March 31, 2008. No future options may be granted under the Directors’ Plan.

Non-Plan Options

In November 2003, the Company granted an initial stock option to Mr. Richard C. Williams, upon his appointment as Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 and 600,000 options have exercise prices of $2.89 and $5.00 per share, respectively. The options were vested and exercisable in full on the grant date, although a portion of the option covering up to 600,000 shares initially and declining over time is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and as director within certain future time periods. As of March 31, 2008 none of these options have been exercised and none are subject to cancellation.

Biosyn Options

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable.

During the quarter ended March 31, 2008, there were no cancellations or exercises under Biosyn options plan. The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at March 31, 2008:

Options Outstanding and Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
4,797	5.80 Years	$0.29	$-

Shares Reserved

As of March 31, 2008, the Company has reserved shares of common stock for issuance upon exercise as follows:

Biosyn options	4,797
Director's Plan	92,000
Warrants	2,114,593
Nonplan options	1,000,000
1995 Equity Incentive Plan	204,944
2005 Equity Incentive Plan	1,000,000
Total	4,416,334

Warrants

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
June 2004 PIPE	604,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	81,869	5.84 - 17.52	October 22, 2004	2008 - 2014
May 2005 PIPE
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total	2,114,593

Note 4: Recent Accounting Pronouncements

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

The FASB agreed to defer the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FASB again rejected the proposal of a full one-year deferral of the effective date of SFAS 157. SFAS 157 was issued in September 2006, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, the Company adopted this statement on October 1, 2007 for assets and liabilities not subject to the deferral and will adopt this statement October 1, 2008, for all other assets and liabilities. There was no impact upon the Company’s financial statements resulting from the adoption of this pronouncement.

SFAS No. 141 (Revised 2007), Business Combinations

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items including:

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

•	restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and
•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

Note 5: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Prepaid insurance	$94	$134
Security deposits	8	8
Retention compensation	39	120
Other	-	5
	$141	$267

Note 6: Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Accrued legal fees	$-	$29
Accrued compensation	70	30
Accrued retention	102	139
Accrued accounting and consulting fees	35	125
Insurance payable	11	13
Other	15	60
Total	$233	$396

Accrued retention of approximately $102,000 represents the unamortized portion of approximately $139,000 in retention payments offered and accepted by employees in 2007. The retention payments are to be paid if the employee maintains his or her employment with the Company through the retention period indicated in the individual’s retention agreement. The retention payment was in lieu of all other severance or similar payments that the Company may have been obligated to make under any other existing agreement, arrangement or understanding, but would be in addition to any accrued salary and vacation earned through the end of the respective retention period. The retention periods terminate between March 31 and June 30, 2008.

Note 7: Note Payable

 Ben Franklin Note

Biosyn issued a note to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of a compound to prevent the transmission of Acquired Immunodeficiency Disease (“AIDS”).

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. There is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company is accreting the discount of $572,902 using the interest rate method over the discount period of five years, which was estimated in connection with the note’s valuation at the time of the acquisition. At March 31, 2008, the outstanding balance of the note is $567,971.

Note 8:  Derivative Instrument

 The warrants issued in connection with the May 2005 PIPE financing are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants, using the Black-Scholes valuation model, recorded as derivative instruments liability at March 31, 2008 and December 31, 2007 was approximately $1,200. Any change in the estimated fair value of the warrants has been recorded as other income and expense in the condensed consolidated statement of operations. For the three months ended March 31, 2008, the Company recognized no income or expense related to derivative revaluation. For the three months ended March 31, 2007 the Company recognized expense of $5,880 from this derivative revaluation.

Note 9:  Note Receivable

In connection with the signing of the Merger Agreement with Adamis, Cellegy issued to Adamis an unsecured convertible promissory note in the amount of $500,000 to provide additional funds to Adamis during the pendency of the merger transaction. Principal outstanding under the Promissory Note accrues interest at 10% per annum. The Promissory Note becomes immediately due and payable in the event that the Merger Agreement is terminated by Adamis or Cellegy for certain specified reasons or on the later of (i) the sixteen month anniversary of the issue date of the Promissory Note or (ii) the date that is two business days following the first date on which certain other notes issued by Adamis to a third party have been repaid in full. If the Promissory Note is outstanding as of the closing of the merger transaction, the Promissory Note will convert into shares of Adamis stock, and those shares will be cancelled. Accordingly, the Promissory Note will not be repaid and Cellegy shareholders will receive no additional shares of the merged company. Due to the uncertainty surrounding the timing of closing the merger transaction with Adamis, if the transaction closes at all, the Company has shown the Promissory Note and its related interest income accrual as long term.

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

General

Cellegy Pharmaceuticals is a specialty biopharmaceutical company. The Company’s operations currently relate primarily to the ownership of its intellectual property rights relating to the Biosyn product candidate.

Results of Operations

Revenues.  The Company had no revenues for the three month period ended March 31, 2008 and 2007 and does not expect to recognize revenue in the foreseeable future.

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

Research and Development Expenses.  In the three month periods ending March 31, 2008 and 2007, the Company incurred research and development expenses of approximately $2,000 and $8,000, respectively. The Company does not expect to incur significant research and development expenses in 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three month periods ending March 31, 2008 and 2007 were approximately $463,000 and $513,000, respectively. Selling, general and administrative expenses consist primarily of accounting and legal fees incurred in connection with merger activities, accounting and audit fees, regulatory expenses and salaries.

Other Income (Expenses).  Net other expenses in the first quarters of 2008 and 2007 were approximately $33,000 and $16,000 other expense, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $913,000 and $1,827,000 at March 31, 2008 and December 31, 2007, respectively. Cash and cash equivalents decreased approximately $900,000 during the first quarter of 2008 due to operating expenses incurred in connection with Cellegy’s present level of operations, merger expenses and the Company’s loan to Adamis discussed below.

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

Cellegy’s operations currently relate primarily to the management of intellectual property rights of its Biosyn subsidiary and the administration of the clinical and regulatory affairs of its Savvy Phase 3 contraception trial. While the Savvy Phase 3 contraception trial in the United States is ongoing, Cellegy is not directly involved with the conduct and funding thereof and, due to the cessation of the HIV Phase 3 trials in 2005 and 2006, it is uncertain whether Savvy will be commercialized or whether Cellegy will ever realize revenues there from. We therefore expect negative cash flows to continue for the foreseeable future. Cellegy believes that it presently has enough financial resources to continue operations as they currently exist until approximately September 30, 2008, absent unforeseen significant additional expenses; however, it does not have the technological nor the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy or other product candidates without additional funding.

On February 12, 2008, Cellegy entered into a definitive merger agreement (the “Merger Agreement”) providing for the acquisition of Cellegy by Adamis Pharmaceuticals Corporation (“Adamis”). Adamis is a privately held specialty pharmaceuticals company that is engaged in the research, development and commercialization of products for the prevention of viral infections, including influenza. Adamis currently markets and sells a line of prescription products for a variety of allergy, respiratory disease and pediatric conditions, and also owns a good manufacturing practice (“GMP”) certified independent contract packager of pharmaceutical and nutraceutical products. The transaction was unanimously approved by the boards of directors of both companies and is anticipated to close during the third quarter of 2008, subject to the filing of a registration statement and proxy statement with the Securities and Exchange Commission (“SEC”), the approval of Adamis’ and Cellegy’s respective stockholders at stockholder meetings following distribution of a definitive proxy statement, and other customary closing conditions. Holders of approximately 40% of Cellegy’s outstanding common stock have entered into voting agreements pursuant to which they agreed to vote their shares in favor of the transaction. The combined company expects to continue to be publicly traded after completion of the merger, although under a different corporate name.

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

In connection with the signing of the Merger Agreement, Cellegy also issued to Adamis an unsecured convertible promissory note (the “Promissory Note”) pursuant to which Cellegy agreed to lend Adamis $500,000 to provide additional funds to Adamis during the pendency of the merger transaction. Any principal outstanding under the Promissory Note accrues interest at 10% per annum. The Promissory Note becomes immediately due and payable in the event that the Merger Agreement is terminated by Adamis or Cellegy for certain specified reasons or on the later of (i) the sixteen month anniversary of the issue date of the Promissory Note or (ii) the date that is two business days following the first date on which certain other notes issued by Adamis to a third party have been repaid in full. If the Promissory Note is outstanding as of the closing of the merger transaction, the Promissory Note will convert into shares of Adamis stock, and those shares will be cancelled. Accordingly, the Promissory Note will not be repaid and Cellegy shareholders will receive no additional shares of the merged company. The terms of the Promissory Note provide Cellegy with no collateralized interest in the assets of Adamis. In the event the merger is not consummated with Adamis, Cellegy bears the risk of collecting the Promissory Note and therefore is subject to the risks and uncertainties of being in the position of an unsecured creditor. While the Company feels that it is more likely than not that the merger will be consummated, in the event it is not, the Cellegy will have no ability to attach a claim to Adamis’ assets.

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

SFAS No. 141 (Revised 2007), Business Combinations

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items including:

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

•	restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and
•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.  No changes in those policies and estimates have occurred during the three months ended March 31, 2008.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our securities owned as of March 31, 2008, were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be significantly affected.

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

There is no assurance that Cellegy will be able to close the transaction with Adamis. If the merger with Adamis is not completed for any reason, Cellegy’s board of directors will be required to explore alternatives for Cellegy’s business and assets. These alternatives might include seeking to sell remaining assets to third parties, seeking the dissolution and liquidation of Cellegy, merging or combining with another company, or initiating bankruptcy proceedings. There can be no assurance that any third party will be interested in merging with Cellegy or acquiring the remaining assets of Cellegy or would agree to a price and other terms that we would deem adequate. Although Cellegy may try to pursue an alternative strategic transaction, it will likely have very limited cash resources, and if no such alternate transaction can be negotiated and completed within a reasonable period of time will likely be forced to file for federal bankruptcy protection. If Cellegy files for bankruptcy protection, Cellegy will most likely not be able to raise any type of funding from any source. In that event, the creditors of Cellegy would have first claim on the value of the assets of Cellegy which, other than remaining cash, would most likely be liquidated in a bankruptcy sale. Cellegy can give no assurance as to the magnitude of the net proceeds of such sale and whether such proceeds would be sufficient to satisfy Cellegy’s obligations to its creditors, let alone to permit any distribution to its equity holders. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The Company’s cash resources are diminishing.

We have incurred accumulated losses since our inception and accumulated negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. We expect negative cash flows to continue for the foreseeable future. The Company believes that it has enough financial resources to continue operations as they currently exist until approximately September 30, 2008, absent significant unforeseen additional expenses; however, it does not have the technological resources or the financial assets necessary to fund the expenditures that would be required to conduct the future clinical and regulatory work necessary to commercialize Savvy or other Biosyn product candidates without additional funding. Without additional funds from financing, sales of assets, intellectual property or technologies, or from a business combination or a similar transaction, we will exhaust our resources and will be unable to continue operations, and our accumulated deficit will continue to increase as we continue to incur losses. These factors raise substantial doubt about our ability to continue as a going concern.

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

Our audit opinions from our independent registered public accounting firm regarding the consolidated financial statements for the years ended December 31, 2007 and 2006 include an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. Doubts concerning our ability to continue as a going concern could adversely affect our ability to enter into business combination or other agreements, therefore making it more difficult to obtain required financing on favorable terms or at all. Such an outcome may negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

We are subject to regulation by regulatory authorities including the FDA, which could delay or prevent marketing of our products. Unexpected regulatory outcomes could adversely affect our business and stock price.

Cellegy’s remaining product candidate is subject to extensive regulation by governmental regulatory authorities in the United States and in other countries. Before we obtain regulatory approval for the commercial sale of any potential drug products, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. The timing of new drug application (“NDA”) submissions, the outcome of reviews by the FDA and the initiation and completion of other clinical trials are subject to uncertainty, change and unforeseen delays. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA establishes a target date to complete its review of an NDA. Although the FDA attempts to respond by the relevant PDUFA date to companies that file NDAs, there is no obligation on the FDA’s part to do so. In addition, extensive current pre-clinical and clinical testing requirements and the current regulatory approval process of the FDA in the United States and of certain foreign regulatory authorities, or new government regulations, could prevent or delay regulatory approval of our product candidate.

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

Results of pre-clinical studies and early clinical trials may not be good predictors of results that will be obtained in later-stage clinical trials. We cannot provide any assurance that the current Phase 3 clinical trial relating to Savvy will demonstrate the results required to continue advanced trial development and allow us to seek marketing approval for our product candidate. Because of the independent and blind nature of certain human clinical testing, there will be extended periods during the testing process when we will have only limited, or no, access to information about the status or results of the tests. Cellegy and other pharmaceutical companies have believed that their products performed satisfactorily in early tests, only to find their performance in later tests, including Phase 3 clinical trials, to be inadequate or unsatisfactory, or that FDA Advisory Committees have declined to recommend approval of the drugs, or that the FDA itself refused approval, with the result that stock prices have fallen precipitously.

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

Adverse events in our clinical trials section may force us to stop development of our product candidate or prevent regulatory approval of our product candidate, which could materially harm our business.

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

These factors may adversely affect their ability to conduct trials relating to our product candidate. We may experience unexpected cost increases or experience problems with the timeliness or quality of the work of the CRO. If we must replace these CROs or any other third party contractor, trials may have to be suspended until we find another CRO that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the commercialization of our product candidate or may cause us to incur significant expenses. Although we do not now intend to replace our CROs, such a change would make it difficult to find a replacement organization to conduct our trials in an acceptable manner and at an acceptable cost. Any delay in or inability to complete clinical trials could significantly compromise our ability to secure regulatory approval of product candidates, thereby limiting our ability to generate product revenue resulting in a decrease in our stock price.

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

Failure of our product candidate to achieve market acceptance would limit our ability to generate revenue and could harm our business.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a small company and we rely heavily on third parties to conduct many important functions. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development. In addition, as a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure you that we are now or will be in compliance with all such applicable laws and regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation. Failure to comply with potentially applicable laws and regulations could also lead to the imposition of fines, cause the value of our common stock to decline, and impede our ability to raise capital or lead to the de-listing of our stock.

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

10.1
Agreement and Plan of Reorganization, dated as of February 12, 2008, by and among Cellegy, Cellegy Holdings, Inc., and Adamis Pharmaceuticals Corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on February 13, 2008.)

10.2
Form of Voting Agreement, dated February 12, 2009, by and between Adamis and certain stockholders of Cellegy. (Incorporated by reference to Exhibit 2.2 to the Company’s Report on Form 8-K filed on February 13, 2008.)

10.3	Promissory Note of Adamis to Cellegy, dated February 12, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on February 13, 2008.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLEGY PHARMACEUTICALS, INC.

Date:	May 14, 2008	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Date:	May 14, 2008	/s/ Robert J. Caso
Robert J. Caso
Vice President, Finance and Chief Financial Officer