Form 10-Q
period 2008-06-30
CELLEGY PHARMACEUTICALS INC
filed 2008-07-22
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

128 Grandview Road, Boyertown, PA 19512
(Address of principal executive offices, including zip code)

215-529-6084
(Registrant’s telephone number, including area code)

2085 Quaker Point Drive, Quakertown , Pa 18951
(Former address of principal executive offices, including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer  ☐  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No   ☒

The number of shares outstanding of the registrant’s common stock at June 30, 2008 was 29,834,796.

CELLEGY PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

PART I   -   FINANCIAL INFORMATION

ITEM 1:	Financial Statements

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$635	$1,827
Prepaid expenses and other current assets	61	267
Total current assets	696	2,094
Note receivable	500	-
Interest receivable	19	-
Total assets	$1,215	$2,094

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23	$-
Accrued expenses and other current liabilities	239	396
Total current liabilities	262	396
Note payable	636	507
Derivative instruments	1	1
Total liabilities	899	904

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	125,767	125,753
Accumulated deficit	(125,454)	(124,566)
Total stockholders' equity	316	1,190
Total liabilities and stockholders' equity	$1,215	$2,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Costs and expenses:
Research and development	$-	$15	$3	$21
Selling, general and administrative	335	426	798	942
Total costs and expenses	335	441	801	963
Operating loss	(335)	(441)	(801)	(963)
Other income (expenses):
Interest and other income	14	23	42	56
Interest and other expense	(68)	(51)	(129)	(94)
Derivative revaluation	-	3	-	(3)
Total other income (expenses)	(54)	(25)	(87)	(41)

Net loss	$(389)	$(466)	$(888)	$(1,004)

Basic and diluted loss per common share:	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of common shares
used in per share calculations:
Basic and diluted	29,835	29,835	29,835	29,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(888)	$(1,004)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities:
Equity compensation expense	14	24
Derivative revaluation	-	3
Interest accretion on note payable	129	82
Forgiveness of debt	-	(5)
Changes in operating and Liabilities:
Prepaid expenses and other current assets	206	169
Accounts receivable	-	58
Interest on long term note receivable	(19)	-
Accounts payable	23	(162)
Accrued expenses and other current liabilities	(157)	(408)
Net cash used in operating activities	(692)	(1,243)
Investing activity:
Issuance or long term note receivable	(500)	-
Net cash used in investing activity	(500)	-
Financing activity:
Repayment of note payable	-	(40)
Net cash used in financing activity	-	(40)

Net decrease in cash and cash equivalents	(1,192)	(1,283)
Cash and cash equivalents, beginning of period	1,827	3,804
Cash and cash equivalents, end of period	$635	$2,521

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

On February 12, 2008, Cellegy entered into a definitive merger agreement (the “Merger Agreement”) providing for the acquisition of Cellegy by Adamis Pharmaceuticals Corporation (“Adamis”). Adamis is a privately held specialty pharmaceuticals company that is engaged in the research, development and commercialization of products for the prevention of viral infections, including influenza. Adamis currently markets and sells a line of prescription product for a variety of allergy, respiratory disease and pediatric conditions and has other devices and drug candidates in its product pipeline. Adamis previously owned an independent contract packager of pharmaceutical and nutraceutical products. Adamis completed the sale of that business in July, 2008. The merger transaction was unanimously approved by the boards of directors of both companies and is anticipated to close during 2008, subject to the filing of a registration statement and proxy statement with the Securities and Exchange Commission (“SEC”), the approval of Adamis’ and Cellegy’s respective stockholders at stockholder meetings following distribution of a definitive proxy statement, and other customary closing conditions. Holders of approximately 40% of Cellegy’s outstanding common stock have entered into voting agreements pursuant to which they agreed to vote their shares in favor of the transaction. The combined company expects to continue to be publicly traded after completion of the merger, although under a different corporate name.

If the merger is consummated, each Adamis stockholder will receive, in exchange for each share of Adamis common stock held by such stockholder immediately before the closing, one share of Cellegy common stock (post-reverse stock split and excluding in all cases dissenting shares). If the transaction is approved by Cellegy’s stockholders, before the closing Cellegy will implement a reverse stock split of its common stock so that the outstanding Cellegy shares will be converted into a number of shares equal to the sum of (i) 3,000,000 plus (ii) the amount of Cellegy’s net working capital as of the end of the month immediately preceding the month in which the closing occurs divided by .50. Based on several assumptions that are subject to change, including, without limitation, the number of shares of Cellegy common stock outstanding immediately before the merger and the amount of Cellegy’s current assets and liabilities as of the end of the month immediately prior to the closing, Cellegy estimates that the reverse stock split will be approximately 10 to 1. The actual amounts and percentages will depend on many factors, and actual amounts and percentages could be higher or lower.

In addition, the Merger Agreement contains certain termination rights for both Cellegy and Adamis, and further provides that, upon termination of the merger agreement under specified circumstances, either party may be required to pay the other party a termination fee of $150,000. Both parties have the right to terminate the Merger Agreement if the merger is not consummated by (i) August 31, 2008, if the SEC does not review the registration statement and (ii) September 30, 2008, if the SEC does review the registration statement, so long as the terminating party is not in breach of the Merger Agreement and such breach is a principal failure of the merger to occur by such date. Cellegy and Adamis are engaged in discussions concerning extensions of those dates.

In connection with the signing of the Merger Agreement, Cellegy also issued to Adamis an unsecured convertible promissory note (the “Promissory Note”) pursuant to which Cellegy agreed to lend Adamis $500,000 to provide additional funds to Adamis during the pendency of the merger transaction. Any principal outstanding under the Promissory Note accrues interest at 10% per annum. The Promissory Note becomes immediately due and payable in the event that the Merger Agreement is terminated by Adamis or Cellegy for certain specified reasons or on the later of (i) the sixteen month anniversary of the issue date of the Promissory Note or (ii) the date that is two business days following the first date on which certain other notes issued by Adamis to a third party have been repaid in full. If the Promissory Note is outstanding as of the closing of the merger transaction, the Promissory Note will not be repaid, but will convert into shares of Adamis stock and these shares will be immediately cancelled. Cellegy will receive no additional shares. The terms of the Promissory Note provide Cellegy with no collateralized interest in the assets of Adamis. In the event the merger is not consummated with Adamis, Cellegy bears the risk of collecting the Promissory Note and therefore is subject to the risks and uncertainties of being in the position of an unsecured creditor. While the Company feels that it is more likely than not that the merger will be consummated, in the event it is not, Cellegy will have no ability to attach a claim to Adamis’ assets.

There is no assurance that the Company will be able to close the transaction with Adamis. If the proposed merger transaction with Adamis is still pending and Cellegy requires additional cash resources to complete the transaction, Cellegy and Adamis are engaged in discussions concerning an agreement for Adamis to provide funding sufficient to permit the merger to be completed, although there can be no assurance that such funding will be available.

Should Cellegy be unable to secure the additional shareholder votes necessary to approve the transaction with Adamis or otherwise be unable to close the transaction, the Company may choose to pursue liquidation or voluntarily file bankruptcy proceedings. If Cellegy files for bankruptcy protection, Cellegy will most likely not be able to raise any type of funding from any source. In that event, the creditors of Cellegy would have first claim on the value of the assets of Cellegy which, other than remaining cash, would most likely be liquidated in a bankruptcy sale. Cellegy can give no assurance as to the magnitude of the net proceeds of such sale and whether such proceeds would be sufficient to satisfy Cellegy’s obligations to its creditors, let alone to permit any distribution to its equity holders. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any failure to dispel any continuing doubts about our ability to continue as a going concern could negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations. These factors raise substantial doubt about our ability to continue as a going concern.

Note 2:	Basis and Diluted Net Loss per Common Share

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
	Three Months Ended
	June 30,
	2008	2007
Options	1,333	1,363
Warrants	2,115	2,115
Total number of shares excluded	3,448	3,478

Note 3:	Stock-Based Compensation

In the condensed consolidated statement of operations in the second quarter of 2008 and 2007, the Company recorded stock based compensation expenses of $2,902 and $22,971, respectively.

2005 Equity Incentive Plan (“2005 Plan”)

Options Outstanding				Options Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
48,000	7.49 Years	$1.34	$-	32,000	7.49 Years	$1.34	$-

There were no grants, cancellations or exercises of options under the 2005 Plan during the quarter ended June 30, 2008. None of the options vested in the quarter ended June 30, 2008.

1995 Equity Incentive Plan (“Prior Plan”)

Options Outstanding and Exercisable

Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
204,944	5.93 Years	$2.66	$-

There were no cancellations during the period, or exercises of options under the Prior Plan during the quarter ended June 30, 2008. 38,958 options vested under the Prior Plan during quarter ended June 30, 2008. No future options may be granted under the Prior Plan.

Directors’ Stock Option Plan (“Director’s Plan”)

Options Outstanding and Exercisable

Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
84,000	4.75 Years	$4.35	$-

There were 8,000 options cancelled during the quarter ended June 30, 2008. There were no exercises or vesting of options under the Director’s Plan during the period. No future options may be granted under the Directors’ Plan.

Non-Plan Options

In November 2003, the Company granted an initial stock option to Mr. Richard C. Williams, upon his appointment as Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 and 600,000 options have exercise prices of $2.89 and $5.00 per share, respectively. The options were vested and exercisable in full on the grant date, although a portion of the option covering up to 600,000 shares initially and declining over time is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and as director within certain future time periods. As of June 30, 2008 none of these options have been exercised and none are subject to cancellation.

Biosyn Options

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable.

During the quarter ended June 30, 2008, there were no exercises under Biosyn options plan; however, 514 options were cancelled during this period. The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at June 30, 2008:

Options Outstanding and Exercisable

Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
4,283	5.56 Years	$0.29	$-

Shares Reserved

As of June 30, 2008, the Company has reserved shares of common stock for issuance upon exercise as follows:

Biosyn options	4,283
Director's Plan	84,000
Warrants	2,114,593
Nonplan options	1,000,000
1995 Equity Incentive Plan	204,944
2005 Equity Incentive Plan	1,000,000
Total	4,407,820

Warrants

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
June 2004 PIPE	604,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	81,869	5.84 - 17.52	October 22, 2004	2013 - 2014
May 2005 PIPE
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total	2,114,593

Note 4:	Recent Accounting Pronouncements

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

Note 5:	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Prepaid insurance	$53	$134
Security deposits	8	8
Retention compensation	-	120
Other	-	5
	$61	$267

Note 6:	Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accrued legal fees	$18	$29
Accrued compensation	61	30
Accrued retention	102	139
Accrued accounting and consulting fees	33	125
Insurance payable	11	13
Other	14	60
Total	$239	$396

Accrued retention of approximately $102,000 represents the unamortized portion of approximately $139,000 in retention payments offered and accepted by employees in 2007. The retention payments are to be paid if the employee maintains his or her employment with the Company through the retention period indicated in the individual’s retention agreement. The retention payment was in lieu of all other severance or similar payments that the Company may have been obligated to make under any other existing agreement, arrangement or understanding, but would be in addition to any accrued salary and vacation earned through the end of the respective retention period. As of June 30, 2008, the retention periods have been satisfied.

Note 7:	Note Payable

 Ben Franklin Note

Biosyn issued a note to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of a compound to prevent the transmission of Acquired Immunodeficiency Disease (“AIDS”).

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. There is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company is accreting the discount of $572,902 using the interest rate method over the discount period of five years, which was estimated in connection with the note’s valuation at the time of the acquisition. At June 30, 2008, the outstanding balance of the note is $636,189.

Note 8:	Derivative Instrument

 The warrants issued in connection with the May 2005 PIPE financing are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants, using the Black-Scholes valuation model, recorded as derivative instruments liability at June 30, 2008 and December 31, 2007 was approximately $1,200. Any change in the estimated fair value of the warrants has been recorded as other income and expense in the condensed consolidated statement of operations. For the three and six months ended June 30, 2008, the Company recognized no income or expense related to derivative revaluation. For the three and six months ended June 30, 2007, the Company recognized income of $2,707 and expense of $3,173, respectively, from derivative revaluation.

Note 9:	Note Receivable

In connection with the signing of the Merger Agreement with Adamis, Cellegy issued to Adamis an unsecured convertible promissory note in the amount of $500,000 to provide additional funds to Adamis during the pendency of the merger transaction. Principal outstanding under the Promissory Note accrues interest at 10% per annum. The Promissory Note becomes immediately due and payable in the event that the Merger Agreement is terminated by Adamis or Cellegy for certain specified reasons or on the later of (i) the sixteen month anniversary of the issue date of the Promissory Note or (ii) the date that is two business days following the first date on which certain other notes issued by Adamis to a third party have been repaid in full. If the Promissory Note is outstanding as of the closing of the merger transaction, the Promissory Note will not be repaid, but will convert into shares of Adamis stock, and these shares will be immediately cancelled. Cellegy will receive no additional shares. Due to the uncertainty surrounding the timing of closing the merger transaction with Adamis, if the transaction closes at all, the Company has shown the Promissory Note and its related interest income accrual as long term.

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

Results of Operations

Revenues.  The Company had no revenues for the three and six month periods ended June 30, 2008 and 2007 and does not expect to recognize revenue in the foreseeable future.

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

Research and Development Expenses.  Cellegy's research and development expenses in the three month period ended June 30, 2008 were de minimis. For the six month period ending June 30, 2008, the Company incurred research and development expenses of approximately $3,000. In the three and six month periods ending June 30, 2007, the Company incurred research and development expenses of approximately $15,000 and $21,000, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three and six month periods ending June 30, 2008 were approximately $335,000 and $798,000, respectively. Selling, general and administrative expenses for the three and six month periods ending June 30, 2007 were approximately $426,000 and $942,000. Selling, general and administrative expenses consist primarily of legal fees incurred in connection with merger activities, accounting and audit fees, regulatory expenses and salaries. The reduction in 2008 expense levels compared to the comparable periods in 2007 is primarily a result of reduced levels of operations.

Other Income (Expenses).  Interest and other income for the three and six month periods ending June 30, 2008 was approximately $14,000 and $42,000, respectively, as compared to approximately $23,000 and $56,000 for the comparable periods in 2007. Interest and other income consists primarily of interest income earned in connection with bank deposits and the note receivable with Adamis. The decrease in interest income was primarily due to the decline in the Company’s cash deposits.

Interest and other expense for the three and six month periods ending June 30, 2008 was approximately $68,000 and $129,000, respectively, as compared to approximately $51,000 and $94,000 for the comparable periods in 2007. Interest expense for the three and six month periods ending June 30, 2008 was approximately $68,000 and $129,000, respectively, as compared to $47,000 and $89,000 for the comparable periods in 2007. The increase in interest expense in the current periods is due primarily to the increased interest accretion of the note payable to Ben Franklin.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $635,000 and $1,827,000 at June 30, 2008 and December 31, 2007, respectively. Cash and cash equivalents decreased approximately $1,192,000 during the six month period ending June 30, 2008 due to our $500,000 loan to Adamis in connection with the proposed merger, related merger expenses and operating expenses incurred in connection with Cellegy’s present level of operations.

We prepared the condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to Cellegy’s future business alternatives as described below, which may preclude Cellegy from realizing the value of certain assets during their future course of business.

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

On February 12, 2008, Cellegy entered into a definitive merger agreement providing for the acquisition of Cellegy by Adamis Pharmaceuticals Corporation. In connection with the signing of the Merger Agreement, Cellegy issued to Adamis an unsecured convertible promissory note pursuant to which Cellegy agreed to lend Adamis $500,000 to provide funds to Adamis during the pendency of the merger transaction. Any principal outstanding under the Promissory Note accrues interest at 10% per annum. The Promissory Note becomes immediately due and payable in the event that the Merger Agreement is terminated by Adamis or Cellegy for certain specified reasons or on the later of (i) the sixteen month anniversary of the issue date of the Promissory Note or (ii) the date that is two business days following the first date on which certain other notes issued by Adamis to a third party have been repaid in full. If the Promissory Note is outstanding as of the closing of the merger transaction, the Promissory Note will not be repaid but will convert into shares of Adamis stock, and these shares will be immediately cancelled. Cellegy will receive no additional shares.

There is no assurance that Cellegy will be able to close the transaction with Adamis. If the proposed merger transaction with Adamis is still pending and Cellegy requires additional cash resources to complete the transaction, Cellegy and Adamis are engaged in discussions concerning an agreement for Adamis to provide funding sufficient to permit the merger to be completed, although there can be no assurance that such funding will be available.

If the merger with Adamis is not completed, Cellegy’s board of directors will be required to explore alternatives for Cellegy’s business and assets. These alternatives might include seeking the dissolution and liquidation of Cellegy, merging or combining with another company, or initiating bankruptcy proceedings. There can be no assurance that any third party will be interested in merging with Cellegy or acquiring the remaining assets of Cellegy or would agree to a price and other terms that we would deem adequate. Although Cellegy may try to pursue an alternative strategic transaction, it will likely have very limited cash resources, and if no such alternate transaction can be negotiated and completed within a reasonable period of time will likely be forced to file for federal bankruptcy protection. If Cellegy files for bankruptcy protection, Cellegy will most likely not be able to raise any type of funding from any source. In that event, the creditors of Cellegy would have first claim on the value of the assets of Cellegy which, other than remaining cash, would most likely be liquidated in a bankruptcy sale. Cellegy can give no assurance as to the magnitude of the net proceeds of such sale and whether such proceeds would be sufficient to satisfy Cellegy’s obligations to its creditors, let alone to permit any distribution to its equity holders. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.  No changes in those policies and estimates have occurred during the six months ended June 30, 2008.

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our securities owned as of June 30, 2008, were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be significantly affected.

We are incurring market risk associated with the issuance of warrants to the May 2005 PIPE investors to purchase approximately 1.4 million shares of our common stock. We will continue to calculate the fair value at the end of each quarter and record the change in valuation to other income or expense until the warrants are exercised or expired. We are incurring risk associated with increases or decreases in the market price of our common stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to the statement of operations in future quarters.

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

Several of the risk factors below relate to risks and uncertainties associated with Cellegy’s ongoing business. As noted below, there is substantial doubt about our ability to continue as a going concern, absent completion of the proposed business combination transaction with Adamis.

There is no assurance that the Company will be able to close the merger transaction with Adamis.

There is no assurance that Cellegy will be able to close the transaction with Adamis. If the proposed merger transaction with Adamis is still pending and Cellegy requires additional cash resources to complete the transaction, Cellegy and Adamis are engaged in discussions concerning an agreement for Adamis to provide funding sufficient to permit the merger to be completed, although there can be no assurance that such funding will be available.

If the merger with Adamis is not completed for any reason, Cellegy’s board of directors will be required to explore alternatives for Cellegy’s business and assets. These alternatives might include seeking the dissolution and liquidation of Cellegy, merging or combining with another company, or initiating bankruptcy proceedings. There can be no assurance that any third party will be interested in merging with Cellegy or acquiring the remaining assets of Cellegy or would agree to a price and other terms that we would deem adequate. Although Cellegy may try to pursue an alternative strategic transaction, it will likely have very limited cash resources, and if no such alternate transaction can be negotiated and completed within a reasonable period of time will likely be forced to file for federal bankruptcy protection. If Cellegy files for bankruptcy protection, Cellegy will most likely not be able to raise any type of funding from any source. In that event, the creditors of Cellegy would have first claim on the value of the assets of Cellegy which, other than remaining cash, would most likely be liquidated in a bankruptcy sale. Cellegy can give no assurance as to the magnitude of the net proceeds of such sale and whether such proceeds would be sufficient to satisfy Cellegy’s obligations to its creditors, let alone to permit any distribution to its equity holders. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of pre-clinical studies and early clinical trials may not be good predictors of results that will be obtained in later-stage clinical trials. We cannot provide any assurance that the current Phase 3 clinical trial relating to Savvy will demonstrate the results required to continue advanced trial development and allow us to seek marketing approval for our product candidate. Because of the independent and blind nature of certain human clinical testing, there will be extended periods during the testing process when we will have only limited, or no, access to information about the status or results of the tests. Cellegy and other pharmaceutical companies have believed that their product candidates performed satisfactorily in early tests, only to find their performance in later tests, including Phase 3 clinical trials, to be inadequate or unsatisfactory, or that FDA Advisory Committees have declined to recommend approval of the drugs, or that the FDA itself refused approval, with the result that stock prices have fallen precipitously.

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

The patent position of companies engaged in businesses such as Cellegy’s business generally is uncertain and involves complex, legal and factual questions. There is a substantial backlog of patent applications at the United States Patent and Trademark Office. Patents in the United States are issued to the party that is first to invent the claimed invention. There can be no assurance that any patent applications relating to Cellegy’s product candidate or methods will be issued as patents, or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted there under will provide a competitive advantage.

In addition, many other organizations are engaged in research and product development efforts that may overlap with Cellegy’s product candidate. Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by Cellegy. These rights may prevent us from commercializing technology, or may require Cellegy to obtain a license from the organizations to use the technology. Cellegy may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, and cannot be sure that the patents underlying any such licenses will be valid or enforceable. Moreover, the laws of certain foreign countries do not protect intellectual property rights relating to United States patents as extensively as those rights are protected in the United States. The issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries; therefore, the extent of any patent protection is uncertain and may vary in different countries. As with other companies in the pharmaceutical industry, we are subject to the risk that persons located in other countries will engage in development, marketing or sales activities of products that would infringe our patent rights if such activities were conducted in the United States.

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

The development, manufacturing, pricing, sales, and reimbursement of our product, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a small company and we rely heavily on third parties to conduct many important functions. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development. In addition, as a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure you that we are now or will be in compliance with all such applicable laws and regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, or manufacturing processes, significant fines, or other sanctions or litigation. Failure to comply with potentially applicable laws and regulations could also lead to the imposition of fines, cause the value of our common stock to decline, and impede our ability to raise capital or lead to the de-listing of our stock.

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
•
Clinical trial results, particularly the outcome of more advanced studies; or negative responses from both domestic and foreign regulatory authorities with regard to the approvability of our product candidate;

•	Period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses or cash burn rate;
•	Common stock sales in the public market by one or more of our larger stockholders, officers or directors;
•	A negative outcome in any litigation or potential legal proceedings; or
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

CELLEGY PHARMACEUTICALS, INC.

Date:	July 22, 2008	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Date:	July 22, 2008	/s/ Robert J. Caso
Robert J. Caso
Vice President, Finance and Chief Financial Officer