Form 10-Q
period 2008-09-30
CELLEGY PHARMACEUTICALS INC
filed 2008-11-14
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

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

The number of shares outstanding of the registrant’s common stock at September 30, 2008 was 29,834,796.

CELLEGY PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

PART I   -   FINANCIAL INFORMATION

ITEM 1: Financial Statements

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$361	$1,827
Prepaid expenses and other current assets	43	267
Total current assets	404	2,094
Note receivable	500	—
Interest receivable	32	—
Total assets	$936	$2,094

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$49	$—
Accrued expenses and other current liabilities	175	396
Total current liabilities	224	396
Note payable	713	507
Derivative instruments	1	1
Total liabilities	938	904

Stockholders' equity (deficiency):
Common stock	3	3
Additional paid-in capital	125,770	125,753
Accumulated deficit	(125,775)	(124,566)
Total stockholders' equity (deficiency)	(2)	1,190
Total liabilities and stockholders' equity	$936	$2,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Costs and expenses:
Research and development	$—	$2	$3	$23
Selling, general and administrative	262	404	1,060	1,345
Total costs and expenses	262	406	1,063	1,368
Operating loss	(262)	(406)	(1,063)	(1,368)
Other income (expenses):
Interest and other income	17	147	60	203
Interest and other expense	(76)	(67)	(206)	(161)
Derivative revaluation	—	5	—	1
Total other income (expenses)	(59)	85	(146)	43

Net loss	$(321)	$(321)	$(1,209)	$(1,325)

Earnings per common share:
Loss per common share:	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average number of common shares used in per share calculations:	29,835	29,835	29,835	29,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(1,209)	$(1,325)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activites:
Equity compensation expense	17	40
Derivative revaluation	—	(2)
Interest accretion on notes payable	206	131
Interest on long term note receivable	(32)	—
Forgiveness of debt	—	(5)
Changes in operating assets and liabilitites:
Prepaid expenses and other current assets	224	(15)
Accounts receivable	—	77
Accounts payable	49	(159)
Accrued expenses and other current liabilities	(221)	(371)
Net cash used in operating activities	(966)	(1,629)
Investing activity:
Issuance of long term note receivable	(500)	—
Net cash used in investing activity	(500)	—
Financing activity:
Repayment of note payable	—	(40)
Net cash used in financing activity	—	(40)

Net decrease in cash and cash equivalents	(1,466)	(1,669)
Cash and cash equivalents, beginning of period	1,827	3,804
Cash and cash equivalents, end of period	$361	$2,135

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

Liquidity and Capital Resources

On February 12, 2008, Cellegy entered into a definitive merger agreement (as amended, the “Merger Agreement”) providing for the acquisition of Cellegy by Adamis Pharmaceuticals Corporation (“Adamis”). Adamis is a privately held specialty pharmaceuticals company that is engaged in the research, development and commercialization of products for the prevention of viral infections, including influenza. Adamis currently markets and sells a line of prescription products for a variety of allergy, respiratory disease and pediatric conditions. The transaction was unanimously approved by the boards of directors of both companies. The closing of the transaction is subject to several closing conditions, including the filing of a registration statement and proxy statement with the Securities and Exchange Commission (“SEC”), the approval of Adamis’ and Cellegy’s respective stockholders at stockholder meetings following distribution of a definitive proxy statement, and other customary closing conditions. Holders of approximately 40% of Cellegy’s outstanding common stock have entered into voting agreements pursuant to which they agreed to vote their shares in favor of the transaction. The combined company expects to continue to be publicly traded after completion of the merger, although under a different corporate name. On November 13, 2008, Cellegy filed a Form S-4 registration statement, which includes a preliminary proxy statement, with the SEC relating to the merger transaction with Adamis and certain related matters.

If the merger is consummated, each Adamis stockholder will receive, in exchange for each share of Adamis common stock held by such stockholder immediately before the closing, one (post-reverse stock split) share of Cellegy common stock (excluding in all cases dissenting shares). If the transaction is approved by Cellegy’s stockholders, before the closing Cellegy will implement a reverse stock split of its common stock so that the outstanding Cellegy shares will be converted into a number of shares equal to the sum of (i) 3,000,000 plus (ii) the amount of Cellegy’s net working capital as of the end of the month immediately preceding the month in which the closing occurs divided by .50. Based on several assumptions that are subject to change, including, without limitation, the number of shares of Cellegy common stock outstanding immediately before the merger and the amount of Cellegy’s current assets and liabilities as of the end of the month immediately prior to the closing, Cellegy estimates that the reverse stock split ratio will be approximately 1:9.9. The actual amounts and percentages will depend on many factors, and actual amounts and percentage could be higher or lower.

In addition, the Merger Agreement contains certain termination rights for both Cellegy and Adamis, and further provides that, upon termination of the merger agreement under specified circumstances, either party may be required to pay the other party a termination fee of $150,000. Both parties have the right to terminate the Merger Agreement if the merger is not consummated by December 31, 2008, so long as the terminating party is not in breach of the Merger Agreement and such breach is a principal failure of the merger to occur by such date.

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

If the merger with Adamis is not completed, Cellegy’s board of directors will be required to explore alternatives for Cellegy’s business and assets. These alternatives might include seeking the dissolution and liquidation of Cellegy, merging or combining with another company, or initiating bankruptcy proceedings. There can be no assurance that any third party will be interested in merging with Cellegy or acquiring the remaining assets of Cellegy. Although Cellegy may try to pursue an alternative strategic transaction, it will likely have very limited cash resources, and will likely be forced to file for federal bankruptcy protection. If Cellegy files for bankruptcy protection, Cellegy will most likely not be able to raise any type of funding from any source. In that event, the creditors of Cellegy would have first claim on the value of the assets of Cellegy which, other than remaining cash, would most likely be liquidated in a bankruptcy sale. Cellegy can give no assurance as to the magnitude of the net proceeds of such sale and whether such proceeds would be sufficient to satisfy Cellegy’s obligations to its creditors, let alone to permit any distribution to its equity holders. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These factors raise substantial doubt about our ability to continue as a going concern.

Note 2: Loss per Common Share

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

	Three and Nine Months Ended
	September 30,
	2008	2007
Options	1,333	1,363
Warrants	2,115	2,115
Total number of shares excluded	3,448	3,478

Note 3: Stock-Based Compensation

In the condensed consolidated statement of operations for the third quarters of 2008 and 2007, the Company recorded stock based compensation expenses of $2,902 and $16,154, respectively.

2005 Equity Incentive Plan (“2005 Plan”)

Options Outstanding and Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
48,000	7.00 Years	$ 1.34	$ —

There were no grants, cancellations, or exercises of options under the 2005 Plan during the quarter ended September 30, 2008 and 16,000 options vested in the quarter ended September 30, 2008.

1995 Equity Incentive Plan (“Prior Plan”)

Options Outstanding and Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
204,944	5.67 Years	$ 2.66	$ —

There were no grants, cancellations, exercises or vestings of options under the Prior Plan during the quarter ended September 30, 2008. No future options may be granted under the Prior Plan.

Directors’ Stock Option Plan (“Director’s Plan”)

Options Outstanding and Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
84,000	4.50 Years	$ 4.35	$ —

There were no grants, cancellations, exercises or vestings of options during the quarter ended September 30, 2008. No future options may be granted under the Directors’ Plan.

Non-Plan Options

In November 2003, the Company granted an initial stock option to Mr. Richard C. Williams, upon his appointment as Chairman of the Board, to purchase 1,000,000 shares of common stock. 400,000 and 600,000 options have exercise prices of $2.89 and $5.00 per share, respectively. The options were vested and exercisable in full on the grant date, although a portion of the option covering up to 600,000 shares initially and declining over time is subject to cancellation if they have not been exercised in the event that Mr. Williams voluntarily resigns as Chairman and as director within certain future time periods. As of September 30, 2008 none of these options have been exercised and none are subject to cancellation.

Biosyn Options

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable.

During the quarter ended September 30, 2008, there were no grants, cancellations, or exercises under Biosyn options plan. The following table summarizes information about stock options outstanding and exercisable related to Biosyn option grants at September 30, 2008:

Options Outstanding and Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
4,283	5.31 Years	$ 0.29	$ —

Shares Reserved

As of September 30, 2008, the Company has reserved shares of common stock for issuance upon exercise as follows:

Biosyn options	4,283
Director's Plan	84,000
Warrants	2,114,593
Nonplan options	1,000,000
1995 Equity Incentive Plan	204,944
2005 Equity Incentive Plan	1,000,000
Total	4,407,820

Warrants

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
June 2004 PIPE	604,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	81,869	5.84 - 17.52	October 22, 2004	2008 - 2014
May 2005 PIPE
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total	2,114,593

Note 4: Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements

 In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements"(“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2 which allows companies to elect a one year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. On January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities. As permitted by FSP No.157-2, the Company elected to defer the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities and cash equivalents.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

There was no impact upon the Company’s consolidated financial statements resulting from the adoption of this pronouncement.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this statement in 2009.

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

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The effective date of SFAS 162 is yet to be determined; it will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 5: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Prepaid insurance	$43	$134
Security deposits	—	8
Retention compensation	—	120
Other	—	5
	$43	$267

Note 6: Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received. Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accrued legal fees	$18	$29
Accrued compensation	71	30
Accrued retention	—	139
Accrued accounting and consulting fees	33	125
Insurance payable	11	13
Other	42	60
Total	$175	$396

Accrued retention represents the unamortized portion of approximately $139,000 in retention payments offered and accepted by employees in 2007. The retention payments were to be paid if the employee maintained his or her employment with the Company through the retention period indicated in the individual’s retention agreement. The retention payment was in lieu of all other severance or similar payments that the Company may have been obligated to make under any other existing agreement, arrangement or understanding, but would be in addition to any accrued salary and vacation earned through the end of the respective retention period. As of September 30 2008, the retention periods were satisfied and all retention payments have been made.

Note 7: Note Payable

 Ben Franklin Note

Biosyn issued a note to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of a compound to prevent the transmission of Acquired Immunodeficiency Disease (“AIDS”).

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. There is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company is accreting the discount of $572,902 using the interest rate method over the discount period of five years, which was estimated in connection with the note’s valuation at the time of the acquisition. At September 30, 2008, the outstanding balance of the note is $712,600.

Note 8:  Derivative Instrument

 The warrants issued in connection with the May 2005 PIPE financing are revalued at the end of each reporting period as long as they remain outstanding. The estimated fair value of all warrants, using the Black-Scholes valuation model, recorded as derivative instruments liability at September 30, 2008 and December 31, 2007 was approximately $1,200. Any change in the estimated fair value of the warrants has been recorded as other income and expense in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2008, the Company recognized no income or expense related to derivative revaluation. For the three and nine months ended September 30, 2007, the Company recognized expense of approximately $5,000 and income of approximately $1,000, respectively, from derivative revaluation.

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

General

Cellegy Pharmaceuticals is a specialty biopharmaceutical company. Cellegy has intellectual property relating to a portfolio of proprietary product candidates known as microbicides. The product candidates, which include both contraceptive and non-contraceptive microbicides, are used intravaginally. Cellegy’s product candidates include Savvy, which was the subject of Phase 3 clinical trials in Ghana and Nigeria for reduction in the transmission of Human Immunodeficiency Virus (HIV)/Acquired Immunodeficiency Disease (IAIDS), both of which were suspended in 2005 and 2006 and terminated before completion, and which is currently in a Phase 3 contraception trial in the United States.

The Company’s operations currently relate primarily to the ownership of its intellectual property rights relating to the Savvy product candidate. Cellegy’s intellectual property consists primarily of commercialization and territorial marketing rights for its Savvy compounds as well as related patents, trademarks, license agreements, manufacturing and formulation technologies, past research, and out-license arrangements with certain philanthropic and governmental organizations. Cellegy also monitors the progress of the Savvy Phase 3 contraceptive trial in the United States and provides regulatory support for both the current contraception trial and the suspended HIV trials.

Results of Operations

Revenues.  The Company had no revenues for the three and nine month periods ended September 30, 2008 and 2007 and does not expect to recognize revenue in the foreseeable future.

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

Research and Development Expenses.  Cellegy incurred no research and development expenses in the three month period ended September 30, 2008. For the nine month period ending September 30, 2008, the Company incurred research and development expenses of approximately $3,000.

In the three and nine month periods ending September 30, 2007, the Company incurred research and development expenses of approximately $2,000 and $23,000, respectively. The Company does not expect to incur significant research and development expenses in 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three and nine month periods ending September 30, 2008 were approximately $262,000 and $1,060,000, respectively. Selling, general and administrative expenses for the three and nine month periods ending September 30, 2007 were approximately $404,000 and $1,345,000. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, regulatory expenses and salaries. The reduction in 2008 expense levels compared to the comparable periods in 2007 is primarily a result of reduced levels of operations.

Other Income (Expenses).  Interest and other income for the three and nine month periods ending September 30, 2008 was approximately $17,000 and $60,000, respectively, as compared to approximately $147,000 and $203,000 for the comparable periods in 2007. Interest and other income consists primarily of interest income earned in connection with bank deposits and the note receivable with Adamis. The decrease in interest income was primarily due to the decline in the Company’s cash deposits.

Interest and other expense for the three and nine month periods ending September 30, 2008 was approximately $76,000 and $206,000, respectively, as compared to approximately $67,000 and $161,000 for the comparable periods in 2007. The increase in interest and other expense in the current period is due primarily to the increased interest accretion of the note payable to Ben Franklin.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $361,000 and $1,827,000 at September 30, 2008 and December 31, 2007, respectively. Cash and cash equivalents decreased approximately $1,466,000 during the nine month period ending September 30, 2008 due to our $500,000 loan to Adamis in connection with the proposed merger, related merger expenses and operating expenses incurred in connection with Cellegy’s present level of operations.

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

Cellegy’s operations currently relate primarily to the management of intellectual property rights of its Biosyn subsidiary and the administration of the clinical and regulatory affairs of its Savvy Phase 3 contraception trial. While the Savvy Phase 3 contraception trial in the United States is ongoing, Cellegy is not directly involved with the conduct and funding thereof, and it is uncertain whether Savvy will be commercialized or whether Cellegy will ever realize revenues there from. We therefore expect negative cash flows to continue for the foreseeable future. Cellegy believes that it presently has enough financial resources to continue operations as they currently exist until approximately the end of 2008, absent unforeseen significant additional expenses. If the proposed merger transaction with Adamis is still pending and Cellegy requires additional cash resources to complete the transaction, Cellegy and Adamis are engaged in discussions concerning an agreement for Adamis to provide funding sufficient to permit the merger to be completed, although there can be no assurance that such funding will be available.

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

If the merger with Adamis is not completed, Cellegy’s board of directors will be required to explore alternatives for Cellegy’s business and assets. These alternatives might include seeking the dissolution and liquidation of Cellegy, merging or combining with another company, or initiating bankruptcy proceedings. There can be no assurance that any third party will be interested in merging with Cellegy or acquiring the remaining assets of Cellegy. Although Cellegy may try to pursue an alternative strategic transaction, it will likely have very limited cash resources, and will likely be forced to file for federal bankruptcy protection. If Cellegy files for bankruptcy protection, Cellegy will most likely not be able to raise any type of funding from any source. In that event, the creditors of Cellegy would have first claim on the value of the assets of Cellegy which, other than remaining cash, would most likely be liquidated in a bankruptcy sale. Cellegy can give no assurance as to the magnitude of the net proceeds of such sale and whether such proceeds would be sufficient to satisfy Cellegy’s obligations to its creditors, let alone to permit any distribution to its equity holders. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These factors raise substantial doubt about our ability to continue as a going concern.

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

On November 13, 2008, Cellegy filed a Form S-4 registration statement, which includes a preliminary proxy statement, with the SEC relating to the proposed merger transaction with Adamis and related matters and the registration statement includes additional information about the proposed merger.

Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements

 In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements"(“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2 which allows companies to elect a one year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. On January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities. As permitted by FSP No.157-2, the Company elected to defer the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities and cash equivalents.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

There was no impact upon the Company’s consolidated financial statements resulting from the adoption of this pronouncement.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this statement in 2009.

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

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The effective date of SFAS 162 is yet to be determined; it will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is not expected to have a significant impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.  No changes in those policies and estimates have occurred during the nine months ended September 30, 2008.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term, investment grade, fixed income securities under an investment policy. All of our securities owned as of September 30, 2008, were in money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be significantly affected.

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

ITEM 1. Legal Proceedings

None

ITEM 1A.  Risk Factors

As a smaller reporting company, Cellegy is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of Cellegy’s cash and cash equivalents at September 30, 2008, the period of time that Cellegy believes its cash will be sufficient to conduct operations, risks and uncertainties relating to the proposed Adamis merger transaction, and risks and uncertainties if the merger transaction with Adamis is not completed, are discussed above under the heading, “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Cellegy’s business have been previously disclosed in our most recent annual report on Form 10-K for the year ended December 31, 2007, including under the heading “Risk Factors,” as modified by subsequent disclosures in our quarterly reports on Form 10-Q and other documents filed with the SEC. In addition, on November 13, 2008, Cellegy filed a registration statement on Form S-4, which includes a preliminary proxy statement, with the SEC relating to the proposed reverse stock split and subsequent issuance of Cellegy shares pursuant to the proposed merger transaction with Adamis and certain related matters. The registration statement, under the heading “Risk Factors,” identifies various risks and uncertainties relating to the proposed merger transaction, Cellegy, Adamis, and the combined company if the merger is completed, and as those disclosures have been previously reported in a filing with the SEC, they are not repeated in this Item but are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

  None

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

a) Exhibits

2.1
Agreement dated November 11, 2008, between Cellegy and Adamis Pharmaceuticals Corporation amending the Agreement and Plan of Reorganization dated February 12, 2008. (Incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed with the SEC by Cellegy on November 12, 2008.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors incorporated by reference from the Form S-4 registration statement filed by the Registrant with the SEC on November 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLEGY PHARMACEUTICALS, INC.

Date: November 14, 2008	/s/ Richard C. Williams
Richard C. Williams
Chairman and Interim Chief Executive Officer

Date: November 14, 2008	/s/ Robert J. Caso
Robert J. Caso
Vice President, Finance and Chief Financial Officer