Form 10-Q
period 2009-03-31
Adamis Pharmaceuticals Corp
filed 2009-05-15
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File Number: 0-26372

ADAMIS PHARMACEUTICALS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2658 Del Mar Heights Rd., #555, Del Mar, CA 19512
(Address of principal executive offices, including zip code)

(858) 401-3984
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

The number of shares outstanding of the registrant’s common stock at March 31, 2009 was 29,834,796 not giving effect to the shares issuable in connection with the merger of Cellegy Pharmaceuticals, Inc. and Adamis Pharmaceuticals Corporation and to the reverse stock split of Cellegy shares effected on April 1, 2009, as described in this Report and in the Company’s Annual Report on Form 10K dated December 31, 2008.

CELLEGY PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

As discussed further in Note 9 to the financial statements included in this Report, effective April 1, 2009, Cellegy Pharmaceuticals, Inc. (“Cellegy,” and Cellegy before the effective time of the merger described below sometimes referred to as “Old Cellegy”) completed a merger transaction with Adamis Pharmaceuticals Corporation (“Adamis”) providing for the acquisition of Cellegy by Adamis, pursuant to the Agreement and Plan of Reorganization dated as of February 12, 2008 (the agreement as amended, referred to as the “Merger Agreement”), entered into by and among Cellegy, Adamis and Cellegy Holdings, Inc., a wholly-owned subsidiary of Cellegy (“Merger Sub”).  The Merger Agreement provided that Merger Sub will merge with and into Old Adamis, with Old Adamis becoming a wholly-owned subsidiary of Cellegy and the surviving corporation in the merger (the “Merger”).  In connection with the consummation of the Merger and pursuant to the terms of the Merger Agreement, Cellegy changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation (the “Company”), and Old Adamis changed its corporate name to “Adamis Corporation.”

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger each share of Old Adamis common stock that was issued and outstanding immediately before the effective time of the Merger ceased to be outstanding and was converted into the right to receive one share of common stock of the Company.  As a result, the Company expects to issue approximately 42,978,067 post-reverse split shares of common stock of the Company to persons who were Old Adamis stockholders before the effective time of the Merger.

This Quarterly Report on Form 10-Q relates to Cellegy’s fiscal quarter ended March 31, 2009.  Old Adamis’ fiscal year ends on March 31.  The Merger transaction is treated for accounting purposes as a reverse merger, and as a result, for financial reporting purposes after the effective time of the Merger, the financial statements of the Company are deemed to be financial statements of Old Adamis, and after the effective time of the Merger Old Adamis’ March 31 fiscal year-end will be the fiscal year end of the Company.  The Company intends to file a Report on Form 8-K that includes audited financial statements of Old Adamis for its fiscal year ended March 31, 2009.

The period to which this Report relates ended before the effective time of the Merger, and the financial statements and financial information in this Report, and unless otherwise expressly indicated, other information in this Report, relates to Cellegy prior to the effective time of the Merger.  This Report does not present information concerning Old Adamis for the period covered by this Report, since the Merger had not become effective as of March 31, 2009.  References to “Cellegy” in this Report will refer to Old Cellegy before the effective time of the Merger, unless the context otherwise requires.

PART I   -   FINANCIAL INFORMATION

ITEM 1. Financial Statements

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65	$129
Prepaid expenses	26	34
Total assets	$91	$163

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$227	$71
Accrued expenses and other current liabilities	277	185
Total current liabilities	504	256
Note payable	778	778
Total liabilities	1,282	1,034

Stockholders' deficit
Common stock	3	3
Additional paid-in-capital	125,770	125,770
Accumulated deficit	(126,407)	(126,100)
Note receivable	(557)	(544)
Total stockholders' deficit	(1,191)	(871)
Total liabilities and stockholders' deficit	$91	$163

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2009	2008
Costs and expenses:
Research and development	$-	$2
Selling, general and administrative	319	463
Total costs and expenses	319	465
Operating loss	(319)	(465)
Other income (expenses):
Interest and other income	12	28
Interest and other expense	-	(61)
Total other income (expenses)	12	(33)

Net loss applicable to common stockholders	$(307)	$(498)

Basic and diluted net loss per common share:	$(0.01)	$(0.02)
Weighted average number of common shares used in per share
calculations:
Basic and diluted	29,835	29,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2009	2008
Operating activities
Net loss	$(307)	$(498)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities:
Equity compensation expense	-	10
Interest accretion on note payable	-	61
Accrued interest on note receivable	(12)	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8	126
Accounts payable	155	55
Accrued expenses and other current liabilities	92	(162)
Net cash used in operating activities	(64)	(414)
Investing activities:
Issuance of note receivable	-	(500)
Net cash used in investing activities	-	(500)

Net decrease in cash and cash equivalents	(64)	(914)
Cash and cash equivalents, beginning of period	129	1,827
Cash and cash equivalents, end of period	$65	$913

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellegy Pharmaceuticals, Inc.
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented.  The results of Cellegy Pharmaceuticals, Inc.’s (“Cellegy” or “the Company”) operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $65,000 and $129,000 at March 31, 2009 and December 31, 2008, respectively. Cash and cash equivalents decreased approximately $64,000 during the first quarter of 2009 as compared to $913,000 during the first quarter of 2008.

We prepared the condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to the Company’s future business as described below, which may preclude the Company from realizing the value of certain assets.

On February 12, 2008, Cellegy entered into a definitive merger agreement (the “Merger Agreement”) providing for the acquisition of Cellegy by Adamis.  In connection with the signing of the Merger Agreement, Cellegy issued to Adamis an unsecured convertible promissory note pursuant to which Cellegy agreed to lend Adamis $500,000 to provide funds to Adamis during the pendency of the merger transaction.  Any principal outstanding under the promissory note accrues interest at 10% per annum.  On April 1, 2009, Cellegy completed the merger transaction with Adamis.  In connection with the closing of the merger transaction, the promissory note converted into shares of Adamis stock, and these shares were immediately cancelled.

Cellegy’s operations currently relate primarily to the intellectual property rights of its Biosyn subsidiary. While the Savvy Phase 3 contraception trial in the United States has been completed and the analysis of the results is expected to be completed by the end of 2009, Cellegy is not directly involved with the conduct and funding thereof, and the Company believes it is uncertain that it will commercialize Savvy or that the Company will ever realize revenues therefrom.  The Company believes that it is possible that its future cash flows will be derived primarily from the sale of Adamis’ products.

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

The share information included in these footnotes has not been adjusted to give effect to the reverse split of the common stock that occurred in April 2009.  See Note 9.

Note 2.  Loss per Common Share

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

	Quarters Ended March 31,
	2009	2008
Options	1,341	1,350
Warrants	2,115	2,115
Total number of shares excluded – see Note 9	3,456	3,465

Note 3. Stock Options Plans, Shares Reserved and Warrants

Non Cash Compensation Expense Related to Stock Options

The Company recorded no stock based compensation expenses in the first quarter of 2009 and recorded $11,346 in the first quarter of 2008.

2005 Equity Incentive Plan (“2005 Plan”)

Pre-Reverse Split – Note 9
Options Exercisable and Outstanding
Weighted
Weighted	Average	Weighted
Average	Remaining	Average	Aggregate
Number of	Contractual	Exercise	Intrinsic
Options	Life	Price	Value
48,000	6.49 Years	$1.34	$-

There were no grants, cancellations, or exercises of options under the 2005 Plan during the quarter ended March 31, 2009.  All options are fully vested.

1995 Equity Incentive Plan (“Prior Plan”)

Pre-Reverse Split – Note 9
Options Exercisable and Outstanding
Weighted	Weighted	Weighted
Average	Average	Average	Aggregate
Number of	Remaining	Exercise	Intrinsic
Options	Contractual Life	Price	Value
204,944	5.18 Years	$2.66	$-

There were no grants, cancellations, or exercises of options under the Prior Plan during the quarter ended March 31, 2009. All options are fully vested and no additional options may be granted under the Prior Plan.

Directors’ Stock Option Plan (“Director’s Plan”)

Pre-Reverse Split – Note 9
Options Exercisable and Outstanding
Weighted	Weighted	Weighted
Average	Average	Average	Aggregate
Number of	Remaining	Exercise	Intrinsic
Options	Contractual Life	Price	Value
84,000	4.00 Years	$4.35	$-

There were no grants, cancellations, or exercises of options under the Prior Plan during the quarter ended March 31, 2009. All options are fully vested and no additional options may be granted under the Director’s Plan.

Non-Plan Options

In November 2003, the Company granted an option to Mr. Richard Williams, on his appointment to become Chairman of the Board, to purchase 1,000,000 shares of common stock (pre-reverse split – see Note 9). A total of 400,000 of the shares subject to the options have an exercise price of $2.89 per share and a total 600,000 of the shares subject to the options have an exercise price of $5.00 per share. The option was vested and exercisable in full on the grant date and, as of March 31, 2009, none of these options have been exercised.

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

In October 2004, in conjunction with its acquisition of Biosyn, Cellegy issued stock options to certain Biosyn option holders to purchase 236,635 shares of Cellegy common stock. All options issued were immediately vested and exercisable.  Activity relating to Biosyn option grants is summarized as follows:

Pre-Reverse Split – Note 9
Options Exercisable and Outstanding
Weighted
Weighted	Average	Weighted
Average	Remaining	Average	Aggregate
Number of	Contractual	Exercise	Intrinsic
Options	Life	Price	Value
4,283	4.81 Years	$0.29	$-

Shares Reserved

As of March 31, 2009, the Company has reserved shares of common stock for issuance upon exercise as follows:

Biosyn options	4,283
Director's Plan	84,000
Warrants	2,114,593
Non-plan options	1,000,000
1995 Equity Incentive Plan	204,944
2005 Equity Incentive Plan	1,000,000
Total shares reserved	4,407,820

Warrants

		Exercise
	Warrant	Price Per		Expiration
	Shares	Share	Date Issued	Date
June 2004 PIPE	604,000	$4.62	July 27, 2004	July 27, 2009
Biosyn warrants	81,869	5.84-17.52	October 22, 2004	2013 - 2014
May 2005 PIPE
Series A	714,362	2.25	May 13, 2005	May 13, 2010
Series B	714,362	2.50	May 13, 2005	May 13, 2010
Total warrants	2,114,593

Note 4. Recent Accounting Pronouncements

 In February 2008, the Financial Accounting Standards Board (“FASB”)  issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard  (“SFAS”) SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions (“FSP  157-1”)  and FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 removes leasing from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for the Company from its fiscal 2009 to its fiscal 2010 year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect its adoption of the provisions of FSP 157-1 and FSP 157-2 will have a material effect on its financial condition, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, a company may elect to measure at fair value various eligible items that are not currently required to be so measured. Eligible items include, but are not limited to, accounts receivable, available-for-sale securities, equity method investments, accounts payable and firm commitments. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of its fiscal 2009 year.  The Company adopted SFAS No. 159 in its first fiscal quarter of 2009 and there was no effect on the Company’s financial statements from the adoption of this pronouncement.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company adopted SFAS 141R on January 1, 2009 and there was no effect on the Company’s financial statements from the adoption of this pronouncement.

    On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company adopted SFAS 160 on January 1, 2009 and there was no effect on the Company’s financial statements from the adoption of this pronouncement.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) .. FSP 157-4 amends SFAS, 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP must be applied prospectively, and retrospective application not permitted. This FSP will become effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP 115-2 and FAS 124-2 (“FSP 115-2”). FSP 115-2 amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. FSP 115-2 will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of the security’s cost basis. FSP 115-2 provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although FSP 115-2 does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. FSP 115-2 will become effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating FSP 115-2, but does not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

Note 6. Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received but for which billings have not been received.  Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued compensation	$178	$103
Accrued legal fees	5	-
Accrued accounting and consulting fees	77	66
Other	17	16
Total accrued expenses and other current liabilities	$277	$185

Note 7. Note Payable

Ben Franklin Note

Biosyn issued a note to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of a compound to prevent the transmission of AIDS.

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3.0% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 (face amount) is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. Absent a material breach of contract by Cellegy, there is no obligation to repay the amounts in the absence of future Biosyn revenues. Cellegy accreted the discount of $572,902 against earnings using the interest rate method (approximately 46%) over the discount period of five years, which was estimated in connection with the Ben Franklin Note’s valuation at the time of the acquisition. At March 31, 2009, the outstanding balance of the note was $777,902.

SFAS 157 emphasizes market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs.  The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability.  The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon the outcome of its ongoing Savvy contraception trial, the results of which are currently under review and which are not known by the Company.  Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be classified under SFAS #157 as a Level 3 input.  As such, the Company’s management has therefore determined that the carrying value of the Ben Franklin Note as of March 31, 2009 approximates its fair market value.

Note 8.  Note Receivable

In connection with the signing of the Merger Agreement with Adamis on February 12, 2008, Cellegy issued to Adamis an unsecured convertible promissory note in the amount of $500,000 (the “Promissory Note “) to provide additional funds to Adamis during the pendency of the merger transaction. Principal outstanding under the Promissory Note accrues interest at 10% per annum. The Promissory Note becomes immediately due and payable in the event that the Merger Agreement is terminated by Adamis or Cellegy for certain specified reasons or on the later of (i) the sixteen month anniversary of the issue date of the Promissory Note or (ii) the date that is two business days following the first date on which certain other notes issued by Adamis to a third party have been repaid in full.  If the Promissory Note is outstanding as of the closing of the merger transaction, the Promissory Note will not be repaid, but will convert into shares of Adamis stock, and these shares will be immediately cancelled.  Cellegy will receive no additional shares.  The Company has included the Promissory Note and its related interest income accrual in stockholders’ deficit.  See Note 9 “Subsequent Events”.

Note 9.   Subsequent Events

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

ITEM  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our most recent audited financial statements included in our Annual Report on Form 10-K previously filed with the SEC. This discussion may contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may also differ materially from those discussed in this Quarterly Report on Form 10-Q. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations ,” under the heading below, “Item 1A. Risk Factors,” in our most recent Annual Report on Form 10-K under the heading, “Item 1A. Risk Factors”  and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation (formerly Cellegy Pharmaceuticals, Inc.), and its subsidiaries.  Savvy®, Aerokid®, AeroOtic®, and Prelone® are our trademarks.  We also refer to trademarks of other corporations and organizations in this document.

General

As discussed further in Note 9 to the financial statements included in this Report, effective April 1, 2009, Cellegy Pharmaceuticals, Inc. (“Cellegy,” and Cellegy before the effective time of the merger described below sometimes referred to as “Old Cellegy”) completed a merger transaction with Adamis Pharmaceuticals Corporation (“Adamis”) providing for the acquisition of Cellegy by Adamis, pursuant to the Agreement and Plan of Reorganization dated as of February 12, 2008 (the agreement as amended, referred to as the “Merger Agreement”), entered into by and among Cellegy, Adamis and Cellegy Holdings, Inc., a wholly-owned subsidiary of Cellegy (“Merger Sub”).  The Merger Agreement provided that Merger Sub will merge with and into Old Adamis, with Old Adamis becoming a wholly-owned subsidiary of Cellegy and the surviving corporation in the merger (the “Merger”).  In connection with the consummation of the Merger and pursuant to the terms of the Merger Agreement, Cellegy changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation (the “Company”), and Old Adamis changed its corporate name to “Adamis Corporation.”

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger each share of Old Adamis common stock that was issued and outstanding immediately before the effective time of the Merger ceased to be outstanding and was converted into the right to receive one share of common stock of the Company.  As a result, the Company expects to issue approximately 42,978,067 post-reverse split shares of common stock of the Company to persons who were Old Adamis stockholders before the effective time of the Merger.

This Quarterly Report on Form 10-Q relates to Cellegy’s fiscal quarter ended March 31, 2009.  Old Adamis’ fiscal year ends on March 31.  The Merger transaction is treated for accounting purposes as a reverse merger, and as a result, for financial reporting purposes after the effective time of the Merger, the financial statements of the Company are deemed to be financial statements of Old Adamis, and after the effective time of the Merger Old Adamis’ March 31 fiscal year-end will be the fiscal year end of the Company.  The Company intends to file a Report on Form 8-K that includes audited financial statements of Old Adamis for its fiscal year ended March 31, 2009.

The period to which this Report relates ended before the effective time of the Merger, and the financial statements and financial information in this Report, and unless otherwise expressly indicated, other information in this Report, relates to Cellegy prior to the effective time of the Merger.  This Report does not present information concerning Old Adamis for the period covered by this Report, since the Merger had not become effective as of March 31, 2009.  References to “Cellegy” in this Report will refer to Old Cellegy before the effective time of the Merger, unless the context otherwise requires.

Results of Operations

Except where the context otherwise requires, the following discussion and analysis relates only to Old Cellegy and Old Cellegy’s quarter ended March 31, 2009.   It does not include financial results of Old Adamis or a discussion of any products or developments concerning the business of Old Adamis, except where specifically discussed.  Following the April 1, 2009, effective date of the merger transaction between Cellegy and Adamis, the business of the Company will consist primarily of the business and intended business of Old Adamis.

Research and Development Expenses.  Cellegy incurred no research and development expenses in the three month period ended March 31, 2009.  For the three month period ending March 31, 2008, the Company incurred research and development expenses of approximately $2,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ending March 31, 2009 and 2008 were approximately $319,000 and $463,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees related to Cellegy’s merger with Adamis and employee salaries.  The reduction in 2009 expense levels compared to the comparable period in 2008 is primarily a result of reduced levels of operations offset somewhat by professional fees and other related expenses incurred in connection with Cellegy’s merger with Adamis.

Other Income (Expenses).  Interest and other income for the three month period ending March 31, 2009 and 2008 was approximately $12,000 and $28,000, respectively.  Interest and other income consists primarily of interest income earned in connection with bank deposits and the note receivable with Adamis.  The decrease in interest income was primarily due to the decline in the Company’s cash deposits.

Interest and other expense for the three month period ending March 31, 2008 was approximately $61,000 and consisted of interest accretion related to the note payable due Ben Franklin Partners.

Liquidity and Capital Resources

Our cash and cash equivalents as of March 31, 2009 were approximately $65,000 as compared to $129,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $64,000 during the first quarter of 2009 due to operating expenses incurred in connection with Cellegy’s present level of operations.  The Company also delayed cash payments to vendors in 2009.

Net cash used in operating activities for the first quarter of 2009 as compared to the same period of 2008 were approximately $64,000 and $414,000, respectively, due primarily to Cellegy’s reduction in cash payments made to vendors and employees and due to its current overall level of operations.  Net cash used in investing activities was $500,000 the first quarter of 2008, which related to the promissory note issued to Adamis Pharmaceuticals Corporation (“Adamis”) in connection with the merger transaction between Cellegy and Adamis.

We prepared the condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to the Company’s future business as described below, which may preclude the Company from realizing the value of certain assets .

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

Cellegy’s operations during the period covered by this report currently relate primarily to the intellectual property rights of its Biosyn subsidiary. While the Savvy Phase 3 contraception trial in the United States has been completed and the analysis of the results is expected to be completed by the end of 2009, Cellegy is not directly involved with the conduct and funding thereof, and the Company believes it is uncertain that it will commercialize Savvy or that the Company will ever realize revenues therefrom.  The Company believes that it is possible that its future cash flows will be derived primarily from the sale of Adamis’ products.

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

Recent Accounting Pronouncements

 In February 2008, the Financial Accounting Standards Board (“FASB”)  issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard  (“SFAS”) SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions (“FSP  157-1”)  and FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 removes leasing from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for the Company from its fiscal 2009 to its fiscal 2010 year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect its adoption of the provisions of FSP 157-1 and FSP 157-2 will have a material effect on its financial condition, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, a company may elect to measure at fair value various eligible items that are not currently required to be so measured. Eligible items include, but are not limited to, accounts receivable, available-for-sale securities, equity method investments, accounts payable and firm commitments. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of its fiscal 2009 year.  The Company adopted SFAS No. 159 in its first fiscal quarter of 2009 and there was no effect on the Company’s financial statements from the adoption of this pronouncement.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company adopted SFAS 141R on January 1, 2009 and there was no effect on the Company’s financial statements from the adoption of this pronouncement.

    On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company adopted SFAS 160 on January 1, 2009 and there was no effect on the Company’s financial statements from the adoption of this pronouncement.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) .. FSP 157-4 amends SFAS, 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP must be applied prospectively, and retrospective application not permitted. This FSP will become effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP 115-2 and FAS 124-2 (“FSP 115-2”). FSP 115-2 amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. FSP 115-2 will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of the security’s cost basis. FSP 115-2 provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although FSP 115-2 does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. FSP 115-2 will become effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating FSP 115-2, but does not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.  No changes in those policies and estimates have occurred during the three months ended March 31, 2009.

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk

Cellegy invests its excess cash in short-term money market funds and are classified as cash equivalents. We believe that potential near-term losses in future earnings, fair values or cash flows related to our investment portfolio are not significant. We currently do not hedge interest rate exposure. If market interest rates were to increase or decrease, the fair value of our portfolio would not be significantly affected.

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

ITEM 1. Legal Proceedings

None

ITEM 1A.  Risk Factors

As a smaller reporting company, Cellegy is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item.  Risks and uncertainties relating to the amount of Cellegy’s cash and cash equivalents at March 31, 2009 are discussed above under the heading, “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference.  Other material risks and uncertainties associated with Cellegy’s business have been previously disclosed in our most recent annual report on Form 10-K for the year ended December 31, 2008, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on March 23, 2009, the stockholders of the Company approved the following matters by the votes indicated below:

1.  To approve the issuance of Cellegy common stock to Adamis stockholders and the resulting change in control of Cellegy pursuant to the Agreement and Plan of Reorganization, dated February 12, 2008, by and among Cellegy, Cellegy Holdings, Inc. and Adamis.

For	Against	Abstain
15,698,315	195,063	49,094

2.  To amend Cellegy’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”) to effect a reverse split of the issued and outstanding shares of Cellegy common stock, as provided in the Merger Agreement, at a ratio anticipated to be approximately 1:9.945.

For	Against	Abstain
15,591,713	331,083	19,678

3.  To amend the Restated Certificate to change the Company’s name to “Adamis Pharmaceuticals Corporation” effective upon the closing of the proposed merger transaction with Adamis, and to approve the Amended and Restated Certificate of Incorporation of the Company to become effective upon the closing of the proposed merger transaction with Adamis.

For	Against	Abstain
15,688,902	202,478	51,094

4.  To amend the Restated Certificate to increase the number of authorized shares of common stock from 50,000,000 to 175,000,000 and preferred stock from 5,000,000 to 10,000,000, effective upon the closing of the proposed merger transaction with Adamis, and to approve the Amended and Restated Certificate of Incorporation of the Company to become effective upon the closing of the proposed merger transaction with Adamis.

For	Against	Abstain
15,657,580	265,361	19,533

5.  To approve a new 2009 Equity Incentive Plan, to become effective upon the closing of the proposed merger transaction with Adamis.

For	Against	Abstain
15,625,860	253,811	62,803

6.  Election of the following nominees as directors: Richard C. Williams; John Q. Adams, Sr.; Robert B. Rothermel; Tobi B. Klar, M.D.; and Thomas M. Steinberg; provided, however, that if the proposed merger with Adamis is consummated, Ms. Klar and Mr. Steinberg are expected to resign and Dennis J. Carlo, Richard L. Aloi and David J. Marguglio are expected to be appointed to serve as directors of Cellegy.

	For	Against	Abstain
John Q. Adams, Sr.	25,332,248	24,352	289,594
Tobi B. Klar, M.D	25,302,794	53,806	319,048
Robert B. Rothermel	25,299,747	56,853	322,095
Thomas M. Steinberg	25,331,375	25,225	290,467
Richard C. Williams	25,356,600	-	265,242

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLEGY PHARMACEUTICALS, INC.

Date: May 15, 2009	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: May 15, 2009	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer