Form 10-Q
period 2009-06-30
Adamis Pharmaceuticals Corp
filed 2009-08-19
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

ITEM 1: Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009
	(Unaudited)	March 31, 2009
ASSETS
CURRENT ASSETS
Cash	$9,212	$17,697
Accounts Receivable	170,786	136,283
Inventory, Net	193,712	195,167
Prepaid Expenses and Other Current Assets	43,442	4,087
Assets from Discontinued Operations	350,000	350,000

Total Current Assets	767,152	703,234

PROPERTY AND EQUIPMENT, Net	27,129	31,726
DEFERRED ACQUISTION COSTS	-	147,747

	$794,281	$882,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$1,317,089	$972,522
Accrued Expenses	1,272,643	723,896
Notes Payable to Related Parties	287,065	599,765

Total Current Liabilities	2,876,797	2,296,183

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Issued and Outstanding-None	-	-
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized; 39,005,685 and 36,321,685 Issued and Outstanding, Respectively	3,963	3,663
Additional Paid-in Capital	10,781,858	10,763,031
Accumulated Deficit	(12,868,337)	(12,179,854)
Treasury Stock	-	(316)

Total Stockholders' Equity (Deficit)	(2,082,516)	(1,413,476)

	$794,281	$882,707

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

REVENUE	$106,470	$109,142

COST OF GOODS SOLD	48,078	43,689

Gross Margin	58,392	65,453

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	729,627	1,001,974
RESEARCH AND DEVELOPMENT	13,015	310,943

Loss from Operations	(684,250)	(1,247,464)

OTHER INCOME (EXPENSE)
Interest Expense	(4,233)	(197,075)
Gain on Fixed Asset Disposal	-	1,329

Total Other Income (Expense)	(4,233)	(195,746)

(Loss) from Continuing Operations	(688,483)	(1,443,210)
(Loss) from Discontinued Operations	-	(2,130,711)

Net (Loss)	(688,483)	(3,573,921)

Basic and Diluted (Loss) Per Share:
Continuing Operations	$(0.02)	$(0.06)
Discontinued Operations	-	(0.09)

Basic and Diluted (Loss) Per Share	$(0.02)	$(0.15)

Basic and Diluted Weighted Average Shares Outstanding	28,671,722	24,176,378

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) from Continuing Operations	$(688,483)	$(1,443,210)
Adjustments to Reconcile Net (Loss) from Continuing Operations to Net Cash (Used in) Operating Activities:
Depreciation Expense	4,597	4,675
Gain on Fixed Asset Disposal	-	(1,329)
Loan Discount Acretion	-	88,000
Inventory Reserve Adjustment	(4,821)	(20,981)
Sales Return Reserve Adjustment	(11,308)	(137,327)
Stock-Based Compensation Expense	23,034	-
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(34,503)	(3,099)
Inventory	6,276	20,248
Prepaid Expenses and Other Current Assets	(12,992)	14,152
Increase (Decrease) in:
Accounts Payable	117,443	338,096
Accrued Expenses	339,358	352,754

Net Cash (Used in) Operating Activities from Continuing Operations	(260,899)	(788,021)

Net Cash (Used in) Operating Activities from Discontinued Operations	-	(1,392,068)

Net Cash (Used in) Operating Activities	(260,899)	(2,180,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Cellegy Pharmaceuticals, Inc. Merger	65,114	-
Sale of Property and Equipment	-	5,001
Net Cash Provided by Investing Activities from Continuing Operations	65,114	5,001

Net Cash Provided by Investing Activities from Discontinued Operations	-	98,035

Net Cash Provided by Investing Activities	65,114	103,036

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Notes Payable to Shareholders	-	(5,436)
Proceeds from Issuance of Common Stock	-	828,740
Proceeds from Issuance of Notes Payable to Related Parties	172,300	-
Proceeds from Issuance of Notes Payable to Shareholders	15,000	-

Net Cash Provided by Financing Activities from Continuing Operations	187,300	823,304

Net Cash Provided by Financing Activities from Discontinued Operations	-	1,273,780

Net Cash Provided by Financing Activities	187,300	2,097,084

Increase (Decrease) in Cash	(8,485)	20,031
Cash:
Beginning	17,697	541
Ending	$9,212	$20,572

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2009 (Unaudited)	2008 (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest	$-	$37,054

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Note Payable and Accrued Interest Converted into Equity	$556,610	$-

Deferred Acquisition Costs Converted to Additional Paid-In Capital in Connection with Asset Acquisition and Recapitalization	$147,747	-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented.  The results of Adamis Pharmaceuticals Corporation operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Form 8-K/A as of and for the year ended March 31, 2009 filed on July 1, 2009.

Liquidity and Capital Resources

Our cash and cash equivalents were $9,212 and $17,697 at June 30, 2009 and March 31, 2009, respectively.

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

The Company has negative working capital, liabilities that exceed its assets and significant cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop the merged company’s product candidates. Management is currently seeking additional funding to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund its research and development projects.  There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Note 2:  Asset Acquisition and Recapitalization

The stockholders of Cellegy Pharmaceuticals, Inc. (“Cellegy”) and the former Adamis Pharmaceuticals Corporation (“Old Adamis”) approved the merger transaction and related matters at an annual meeting of Cellegy’s stockholders and at a special meeting of Old Adamis’ stockholders each held on March 23, 2009. On April 1, 2009, Cellegy completed the merger transaction with Old Adamis.  In connection with the closing of the merger transaction, the promissory note issued to Old Adamis converted into shares of Old Adamis stock, and these shares were immediately cancelled.

In connection with the consummation of the merger and pursuant to the terms of the Merger Agreement, Cellegy changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation (“Adamis” or “the Company”), and Old Adamis changed its corporate name to Adamis Corporation.

Pursuant to the terms of the Merger Agreement, immediately before the consummation of the merger Cellegy affected a reverse stock split of its common stock.  Pursuant to this reverse stock split, each 9.929060333 shares of common stock of Cellegy that were issued and outstanding immediately before the effective time of the merger was converted into one share of common stock and any remaining fractional shares held by a stockholder (after the aggregating fractional shares) were rounded up to the nearest whole share (the “Reverse Split”).

As a result, the total number of shares of Cellegy that were outstanding immediately before the effective time of the merger were converted into approximately 3,000,000 shares of post-Reverse Split shares of common stock of the Company.  Pursuant to the terms of the Merger Agreement, at the effective time of the merger, each share of Adamis common stock that was issued and outstanding immediately before the effective time of the merger ceased to be outstanding and was converted into the right to receive one share of common stock of the Company.  As a result, the Company issued approximately 43,053,970, inclusive of 6,732,285 contingent shares held in escrow, post-Reverse Split shares of common stock to the holders of the outstanding shares of common stock of Old Adamis before the effective time of the merger. Old Adamis is the surviving entity as a wholly-owned subsidiary of Cellegy.

Old Adamis security holders owned, immediately after the closing of the merger, approximately 93.5% of the combined company on a fully-diluted basis. Further, Old Adamis directors constitute a majority of the combined company’s board of directors and all members of executive management of the combined company are from old Adamis. Therefore, Old Adamis was deemed to be the acquiring company for accounting purposes and the merger transaction is accounted for as an asset acquisition recapitalization in accordance with accounting principles generally accepted in the United States. Cellegy did not meet the definition of a business related to the combined company and did not have material assets or continuing operations at the time of the closing of the merger. As a result, all of the assets and liabilities of Cellegy have been reflected in the financial statements at their respective fair market values and no goodwill or other intangibles were recorded as part of acquisition accounting and the cost of the merger is measured at the net liabilities acquired. Transaction costs amounting to $147,747 were considered as part of the assets acquired and included as a reduction of additional paid-in capital. The financial statements of the combined entity after the merger reflect the historical results of Old Adamis prior to the merger and do not include the historical financial results of Cellegy prior to the completion of the merger. Stockholders’ equity and earnings per share of the combined entity after the merger have been retroactively restated to include the number of shares received by Old Adamis security holders in the merger with the offset to additional paid-in capital.

In connection with the closing of the merger, the Company amended its certificate of incorporation to increase the authorized number of shares of common stock from 50,000,000 to 175,000,000 and the authorized number of shares of preferred stock from 5,000,000 to 10,000,000.

Note 3: Stock Option Plans, Shares Reserved and Warrants

Cellegy’s stockholders approved a new 2009 Equity Incentive Plan (the “2009 Plan”), which became effective upon the closing of the merger.  The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”).  In addition, the 2009 Plan provides for the grant of performance cash awards.  The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan is 7,000,000 shares.  The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies.

The Company granted a total of 150,000 stock options to directors upon the closing of the merger. The options have an exercise price of $0.60 per option, which is equal to the fair market value of the Company’s common stock on the date of the grant. The options vest 3 years from the date of the grant, and expire on the 10th anniversary of the options’ grant date. The Company estimated that the options have a fair market value of $0.30 per option using the Black-Scholes valuation model. Management’s assumptions included in the model assumed volatility of 35.4%, a risk-free interest rate of 2.7% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 5.5%. The Company recorded stock based compensation expense of $23,034 related to such options for the three months ended June 30, 2009.

The following summarizes outstanding stock options at June 30, 2009:

	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Vested
1995 Equity Incentive Plan	20,641	4.93 Years	$31.83	20,641
2005 Equity Incentive Plan	4,834	6.25 Years	$13.30	4,834
Directors’ Stock Option Plan	8,460	3.06 Years	$44.16	8,460
Non-Plan Options	100,714	4.36 Years	$43.82	100,714
Biosyn Options	431	4.56 Years	$2.90	431
2009 Equity Incentive Plan	150,000	9.76 Years	$0.60	-

The Company has reserved shares of common stock for issuance upon exercise at June 30, 2009 as follows:

Biosyn Options	431
Director’s Plan	8,460
Warrants	1,212,970
Non-Plan Options	100,714
1995 Equity Incentive Plan	20,641
2005 Equity Incentive Plan	100,714
2009 Equity Incentive Plan	7,000,000
Total Shares Reserved	8,443,931

The following summarizes warrants outstanding at June 30, 2009:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
June 2004 PIPE	60,832	$45.87	July 27, 2004	July 27, 2009
Biosyn Warrants	8,254	$57.97 - $173.92	October 22, 2004	2013 - 2014
May 2005 PIPE
Series A	71,947	$22.34	May 13, 2005	May 13, 2010
Series B	71,947	$24.82	May 13, 2005	May 13, 2010
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2012
Total Warrants	1,212,970			-

Note 4: Recent Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

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

SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company adopted SFAS 141(R) on April 1, 2009, which did not have a material impact on the financial statements.

Note 5:  Inventory

Inventory consists of the following:

	June 30, 2009	March 31, 2009
Respiratory and Allergy Products	$46,567	$52,843
Less: Obsolescence Reserve	(32,354)	(37,175)

Respiratory and Allergy Products, Net	14,213	15,668
Pre-Launch epi Inventory	179,499	179,499

Inventory, Net	$193,712	$195,167

The Company launched the epi product in the second fiscal quarter of 2010.

Note 6:  Notes Payable

Ben Franklin Note

Biosyn (a wholly owned subsidiary of Cellegy) issued a note payable to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of Savvy, a compound to prevent the transmission of AIDS.

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3.0% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 (face amount) is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. Absent a material breach of contract by Cellegy, there is no obligation to repay the amounts in the absence of future Biosyn revenues. Cellegy accreted the discount of $572,902 against earnings using the interest rate method (approximately 46%) over the discount period of five years, which was estimated in connection with the Ben Franklin Note’s valuation at the time of the acquisition. At June 30, 2009, the outstanding balance of the note was $777,902.

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs.  The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability.  The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon the outcome of its ongoing Savvy contraception trial, the results of which are currently under review and which are not known by the Company.  Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs.  As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the acquisition..

Notes Payable to Related Parties

The Company had notes payable to related parties amounting to $287,065 at June 30, 2009, which bear interest at 10%. Accrued interest related to the notes was $6,630 at June 30, 2009.

On various dates during May – June 2009 and included in the amount above, the Company issued promissory notes to shareholders for a total of $172,300 that bear interest at 10% with all principal and interest due on various maturity dates during May – June 2010.

Note 7:  Subsequent Events

On August 14, 2009, the Company repurchased 756,686 shares of common stock for treasury at a total cost of $786.

ITEM  2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of Adamis’ financial condition and results of operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in Adamis’ operations, development efforts and business environment, the other risks and uncertainties described in the section entitled “Risk Factors” in the most recent Annual Report on Form 10-K filed and Form S-4 Registration Statement by Adamis with the Securities and Exchange Commission on May 13, 2009 and February 12, 2009, respectively, and the other risks and uncertainties described elsewhere in this report. All forward-looking statements included in this report are based on information available to Adamis as of the date hereof, and except as may be required under the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, Adamis assumes no obligation to update any such forward-looking statements.

Recent Events

Merger of Cellegy and Adamis; Change of Corporate Name

On February 12, 2008, Cellegy Pharmaceuticals, Inc. (“Cellegy,” and Cellegy before the effective time of the merger described below sometimes referred to as “Old Cellegy”) entered into an Agreement and Plan of Reorganization (the agreement as amended, referred to as the “Merger Agreement”) with Adamis Pharmaceuticals Corporation (“Old Adamis”) and Cellegy Holdings, Inc., a wholly-owned subsidiary of Cellegy (“Merger Sub”), providing for the acquisition of Old Cellegy by Old Adamis shareholders.   The Merger Agreement provided that Merger Sub will merge with and into Old Adamis, with Old Adamis becoming a wholly-owned subsidiary of Cellegy and the surviving corporation in the merger (the “Merger”).  The stockholders of Old Cellegy and Old Adamis approved the transaction at a special meeting of Adamis stockholders held on March 23, 2009, and at an annual meeting of Old Cellegy’s stockholders held on March 23, 2009.

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

Issuance of Shares to Old Adamis Stockholders

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of Old Adamis common stock that was issued and outstanding immediately before the effective time of the Merger ceased to be outstanding and was converted into the right to receive one share of common stock of the Company.   As a result, the Company issued approximately 42,978,067 post-reverse split shares of common stock of the Company to persons who were Old Adamis stockholders before the effective time of the Merger, and the former Old Adamis stockholders, together with the holders of converted Old Adamis warrants, became entitled to receive shares of Company common stock and warrants representing in the aggregate approximately 93.5% of the outstanding shares of Company common stock outstanding immediately after the effective time of the Merger.

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

General

Old Adamis currently has two wholly-owned subsidiaries: Adamis Laboratories, Inc. (specialty pharmaceuticals), or Adamis Labs; and Adamis Viral Therapies, Inc. (biotechnology), or Adamis Viral.

Adamis Labs is a specialty pharmaceutical company. Adamis Labs currently has a line of prescription products that it markets for a variety of allergy, respiratory disease and pediatric conditions. Adamis acquired these products in April 2007 by acquiring all of the outstanding shares of Healthcare Ventures Group, a private company that had previously acquired the products and related intellectual property, assets and personnel from another corporation in February 2007, and subsequently renaming the company Adamis Labs. A pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock, was launched in July 2009.  An additional product candidate in its product pipeline is a generic inhaled nasal steroid for the treatment of seasonal and perennial allergic rhinitis.

Adamis estimates that approximately $1 million will be required to support the commercial launch of the epinephrine syringe product.  Adamis believes that the syringe product has the potential to compete successfully and generate net cash inflows shortly after commercial introduction, although there can be no assurances that this will be the case.  Adamis estimates that the time to develop the nasal steroid product candidate will be approximately 24 months from April 2009, assuming sufficient funding and no unexpected delays.  Currently, neither manufacturing nor clinical trials have commenced for that product candidate.  Adamis estimates that approximately $9-14 million or more must be invested to support development and commercial introduction of the nasal steroid product candidate.  Factors that could affect the actual launch date for the nasal steroid product candidate include the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the product, any unexpected difficulties in licensing or sublicensing intellectual property rights for other components of the product such as the inhaler, any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product, any unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product, and adequate funding to support sales and marketing efforts.  Significant delays in obtaining funding to support ongoing sales efforts for the syringe product, or in the introduction of the steroid product, could reduce revenues and income to Adamis, require additional funding from other sources, and potentially have an adverse effect on the ability to fund Adamis’ research and development efforts for avian influenza and other vaccine product candidates by Adamis Viral.

From inception, Adamis’ development efforts have been focused on development of its vaccine technology, with the first product candidate expected to be a vaccine for avian flu. Adamis formed Adamis Viral to focus on developing that vaccine technology. As the avian flu product candidate is at an earlier stage of development, Adamis cannot estimate with any precision the amount that will be required to support development, clinical trials and commercial introduction of a product, although the amounts are likely to be larger than the amounts required to support the nasal steroid product candidate.  Factors that could affect the costs of developing such a candidate include those described above for the steroid product candidate. Adamis Viral’s product candidates are in the preclinical stage, and it has not generated any revenues to date. From June 6, 2006 (date of inception) through June 30 , 2009, Adamis has spent a total of approximately $388,000 to in-license and develop the Adamis Viral vaccine technology. Research and development efforts will require the conduct of both preclinical and clinical studies and significant additional funding, and even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized; accordingly, even if Adamis Labs generates revenues and net income, during this period Adamis will require additional funds for its Adamis Viral operations, the availability of which cannot be assured. Consequently, Adamis is subject to many of the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.

To achieve successful operations of both its Adamis Viral and Adamis Labs subsidiaries, Adamis will require additional capital to continue research and development and marketing efforts and to make capital investments in its operations. No assurance can be given as to the timing or ultimate success of obtaining future funding, and there are no assurances that Adamis will be successful, with the limited experience and resources Adamis has available at the present time, in developing and commercializing the syringe product, an avian flu vaccine or any other vaccine product or technology.

The process of developing new therapeutic products is inherently complex, time-consuming, expensive and uncertain. Adamis must make long-term investments and commit significant resources before knowing whether its development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that may appear to be promising at all stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoint due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. For these reasons, as well as other reasons identified under the heading “Risk Factors” in our most recent annual report on Form 10-K, and Form S-4 Registration Statement filed February 12, 2009 with the Securities and Exchange Commission. Adamis is unable to predict the period in which material net cash inflows from product candidates incorporating the vaccine technology will commence.

Critical Accounting Policies and Estimates

Adamis has identified below some of its more significant accounting policies. For further discussion of Adamis’ accounting policies, see Note 1 in the Notes to the Adamis Consolidated Financial Statements.

Principles of Consolidation. The accompanying consolidated financial statements include Adamis Pharmaceuticals and its wholly owned subsidiaries, Adamis Labs and Adamis Viral. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, Adamis considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

Accounts Receivable, Allowance for Doubtful Accounts and Sales Returns. Trade accounts receivable are stated net of an allowance for doubtful accounts and sales returns. Adamis estimates an allowance based on its historical experience of the relationship between actual bad debts and net credit sales.

Adamis has established an allowance for sales returns based on management’s best estimate of probable loss inherent in the accounts receivable balance. Management determines the allowance based on current credit conditions, historical experience, and other currently available information.

Registration Payment Arrangements. Adamis accounts for registration payment arrangements under Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements,” or FSP EITF 00-19-2. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration   payment   arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 was issued in December 2006. Early adoption of FSP EITF 00-19-2 is permitted and Adamis adopted FSP EITF 00-19-2 effective January 3, 2007.

Inventory . Inventory, consisting of allergy and respiratory products, is recorded at the lower of cost or market, using the weighted average method.

Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The cost of leasehold improvements are amortized over the lesser of the lease term or the life of the improvement, if shorter.

Useful lives used to depreciate property and equipment are as follows:

Life in Years

Office Furniture and Equipment	7
Computer Equipment and Software	3
Vehicles	3

Deferred Acquisition Costs. Adamis incurred certain professional fees associated with specific potential acquisition targets. These costs will be capitalized as part of the purchase price paid for the acquisition.

Revenue Recognition.   Our primary customers are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue is recognized when title and risk of loss are transferred to the customer, the sale price to the customer is fixed and determinable, and collectability of the sale price is reasonably assured. Reported revenue is net of estimated customer returns and other wholesaler fees. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of, such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience proves to be different than our assumptions we would then adjust such allowances accordingly.

We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesaler customers, when available, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution reserves are estimated customer inventory levels and purchase forecasts provided. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. We believe that such provisions are reasonably ascertainable due to the limited number of assumptions involved and the consistency of historical experience.

Revenues under license and royalty agreements are recognized in the period the earnings process is completed based on the terms of the specific agreement. Advanced payments received under these agreements are recorded as deferred revenue at the time the payment is received and are subsequently recognized as revenue on a straight-line basis over the longer of the life of the agreement or the life of the underlying patent. Royalties payable to Adamis under license agreements are recognized as earned when the royalties are no longer refundable under the terms defined in the agreement. To date no royalties have been paid.

Long Lived Assets. Adamis periodically assesses whether there has been permanent impairment of its long-lived assets held and used in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires Adamis to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated from the use and eventual disposition of the asset.

Research and Development Expenses . Adamis accounts for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs” and Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” Under SFAS No. 2, research and development costs are expensed as incurred. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expensing the payments when the research and development activities are performed.

Shipping and Handling Costs. Shipping and handling costs are included in selling, general and administrative expenses.

Advertising Costs . Advertising costs are expensed as incurred as set forth in Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.”

Net Loss per Share. Adamis computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," under the provisions of which basic loss per share is computed by dividing the income attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding.

Income Taxes . Adamis accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

On April 1, 2007, Adamis adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty on Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes,” which did not have a material impact on Adamis’ liability for unrecognized tax benefits.

Discontinued Operations .   The results of operations for the year ended March 31, 2009, and the three month period ended June 30, 2009 and the assets and liabilities at March 31, 2009 and June 30, 2009 related to International Laboratories, Inc. (“INL”), a formerly wholly owned subsidiary of Adamis, have been accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There were no operations or related assets and liabilities of INL in the accompanying consolidated financial statements of prior periods.

Results of Operations

Adamis’ consolidated results of operations are presented for the quarter ended June 30, 2009.  Adamis acquired Adamis Labs on April 23, 2007 and, accordingly, Adamis’ consolidated results of operations for the quarter ended June 30, 2009, include a full quarter of Adamis Labs’.

Revenues and Cost of Sales. Adamis had revenues of $106,000 and $109,000 for the three months ending June 30, 2009 and 2008.  Cost of sales for the three months ending June 30, 2009 and 2008 were approximately $48,000 and $44,000.

Research and Development Expense. Adamis incurred research and development expenses of approximately $311,000 for the quarter ended June 30, 2008 and $13,000 in the three month period ended June 30, 2009.  The reduction of research and development for the two comparative periods was caused by the completion of the prefilled EPI syringe.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ending June 30, 2009 and 2008 were approximately $730,000 and $1,002,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees related to Adamis’ merger with Cellegy and employee salaries.  The reduction in comparative quarter end expense levels is primarily a result of temporarily reduced salary levels offset somewhat by professional fees and other related expenses incurred in connection with Adamis’ merger with Cellegy.

Other Income (Expenses).  Interest and other income (expense) for the three month period ending June 30, 2009 and 2008 was approximately $4,000 and $196,000, respectively.  Interest and other income consists primarily of interest expense paid in connection with various notes payable.

Liquidity and Capital Resources

For the Quarter ending June 30, 2009 and 2008

Adamis’ cash was $9,000 and $21,000 as of June 30, 2009 and June 30, 2008, respectively. The decrease in cash was primarily the result of selling, general and administrative expenses, expansion of plant and merger costs, partially offset by funds received from financing transactions and the sale of International Laboratories.

Net cash used in operating activities from continuing operations for the quarter ended June 30, 2009 and 2008 were approximately $261,000 and $788,000, respectively. Adamis expects net cash used in operating activities to increase going forward as it completes product development, launches new products, engages in additional product research and development activities and pursues additional expansion of its sales base and other business activities.  Accrued expenses of approximately $340,000 was created by an increase in legal, accounting and consulting expenses due to becoming a publicly traded company.

Net cash provided by investing activities from continuing operations was approximately $65,000 and $5,000 for the quarters ended June 30, 2009 and 2008.   Net cash used in investing activities from discontinued operations of approximately $0 and $98,000 for the quarters ended June 30, 2009 and 2008 result from INL’s contract packaging operations which were sold in July 2008.

Net cash provided by financing activities from continuing operations was approximately $187,000 and $823,000 for the quarters ended June 30, 2009 and 2008.  The differences between the two periods are primarily due to the receipt of proceeds from the issuance of common stock in the June 30, 2008 quarter and the increase of debt from related parties and shareholders during the June 30, 2009 quarter of $187,000. Net cash provided by financing activities of discontinued operations was $0 and $1,274,000 for the three months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, Adamis had no significant cash balances and substantial liabilities and obligations.  Even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized from the Epi syringe product or other products, and during this period Adamis will require additional funds, the availability of which cannot be assured. Consequently, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, Adamis will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.

We prepared the condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business.  In preparing these condensed consolidated financial statements, consideration was given to the  Company’s future business as described below, which may preclude the Company from realizing the value of certain assets.  The Company has limited cash reserves, liabilities that exceed its assets and significant cash flow deficiencies.  Additionally, Adamis will need significant funding for the future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop the merged company’s product candidates.  Management is currently seeking additional funding to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund its research and development projects.  There is no assurance that Adamis will be successful obtaining the necessary funding to meet its business objectives.

Additional financing will be required to support sales and marketing efforts relating to the syringe product, product development and marketing efforts for the Adamis Labs products, continued product research and development on its vaccine technology, and fund any product or company acquisition opportunities, and cash flow from the Adamis Labs’ operations are not expected to provide sufficient cash to fund Adamis’ overall cash requirements for the foreseeable future.  Adamis’ future capital requirements will depend upon numerous factors, including the following:

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

To obtain additional capital when needed, Adamis will evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements; however, there can be no assurance that funding will be available on favorable terms, if at all. There are no assurances that Adamis will be able to successfully develop its products under development or that its products, if successfully developed, will generate revenues sufficient to enable it to earn a profit. If Adamis is unable to obtain additional capital, management may be required to explore alternatives to reduce cash used by operating activities, including the termination of development efforts that may appear to be promising to Adamis, the sale of certain assets and the reduction in overall operating activities.

Off Balance Sheet Arrangements

At June 30, 2009, Adamis did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination; and (4) requires acquisition costs related to business combinations incurred prior to acquisition to be expensed rather than deferred. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008.

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk

Not required.

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

ITEM 1. Legal Proceedings

           None

ITEM 1A.  Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item.  Risks and uncertainties relating to the amount of cash and cash equivalents at June 30, 2009 are discussed above under the heading, “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference.  Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K, and Form S-4 Registration Statement filed February 12, 2009 with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

a)	Exhibits

10.1	2009 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLEGY PHARMACEUTICALS, INC.

Date: August 19, 2009	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: August 19, 2009	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer