Form 10-Q/A
period 2009-06-30
Adamis Pharmaceuticals Corp
filed 2009-08-24
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Adamis Pharmaceuticals Corporation is filing this Amendment No. 1 to Form 10-Q (the  "Amended  Form 10-Q/A"), which amends the Quarterly Report on Form 10-Q for the period ended June 30, 2009, that the Company filed with the Securities and Exchange Commission on August 19, 2009, to include in note 4 to the financial statements disclosure concerning the implementation of SFAS No. 165, Subsequent Events, and to include in note 7 to the financial statements disclosure concerning the period of time through which the Company evaluated subsequent events.  As provided by applicable regulations, the full Item 1, including the financial statements and notes, is set forth in this Amended Form 10-Q/A.  Except as so amended, this Amended Form 10-Q/A does not modify or update any other disclosures set forth in the Form 10-Q as originally filed, and the contents of the Form 10-Q as originally filed have not otherwise been modified or changed.

CELLEGY PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Operations	5

	Condensed Consolidated Statements of Cash Flows	6&7

	Notes to Condensed Consolidated Financial Statements	8

PART II	OTHER INFORMATION

Item 6.	Exhibits	13

	Signatures	14

PART I   -   FINANCIAL INFORMATION

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

We implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our consolidated financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through August 19, 2009, the date we filed this quarterly report.  We did have a non-recognizable subsequent event as disclosed in Note 7.

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

Note 7:  Subsequent Events

On August 14, 2009, the Company repurchased 756,686 shares of common stock for treasury at a total cost of $786.

PART II   -  OTHER INFORMATION

ITEM 6.  Exhibits

a)	Exhibits

10.1*	2009 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLEGY PHARMACEUTICALS, INC.

Date:	August 21, 2009	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date:	August 21, 2009	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer