Form 10-Q
period 2009-09-30
Adamis Pharmaceuticals Corp
filed 2009-11-24
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

2658 Del Mar Heights Rd., #555, Del Mar, CA 92014
(Address of principal executive offices, including zip code)

(858) 401-3984
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

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
Yes ☐    No   ☒

There were 45,469,155 shares of common stock outstanding at November 20, 2009.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,
	2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$14,655	$17,697
Accounts Receivable, Net	159,011	136,283
Inventory, Net	228,281	195,167
Prepaid Expenses and Other Current Assets	16,612	4,087
Related Party Receivables	76,732	—
Assets from Discontinued Operations	350,000	350,000
Total Current Assets	845,291	703,234

PROPERTY AND EQUIPMENT, Net	27,419	31,726
DEFERRED ACQUISITION COSTS	—	147,747

Total Assets	$872,710	$882,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$1,628,302	$972,522
Accrued Expenses	1,522,859	723,896
Notes Payable to Related Parties	334,565	599,765
Total Current Liabilities	3,485,726	2,296,183

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock – Par Value $.0001; 20,000,000 Shares Authorized; Issued and Outstanding-None	—	—
Common Stock – Par Value $.0001; 100,000,000 Shares Authorized; 47,073,989 and 37,306,704 Issued, 45,972,303 and 36,990,704 Outstanding, Respectively	4,708	3,731
Additional Paid-in Capital	10,792,097	10,762,963
Accumulated Deficit	(13,408,719)	(12,179,854)
Treasury Stock at Cost - 1,101,686 and 316,000 Shares, Respectively	(1,102)	(316)
Total Stockholders’ Deficit	(2,613,016)	(1,413,476)
	$872,710	$882,707

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$125,870	$202,339	$232,340	$311,481

COST OF GOODS SOLD	19,496	137,759	67,574	181,448

Gross Margin	106,374	64,580	164,766	130,033

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	552,658	1,333,786	1,282,585	2,335,760
RESEARCH AND DEVELOPMENT	85,548	25,195	98,563	336,138

Loss from Operations	(531,832)	(1,294,401)	(1,216,382)	(2,541,865)

OTHER INCOME (EXPENSE)
Interest Expense	(8,250)	(194,631)	(12,483)	(391,706)
Gain on Sale of Asset	—	—	—	1,329
Total Other Income (Expense)	(8,250)	(194,631)	(12,483)	(390,377)

Loss from Continuing Operations	(540,082)	(1,489,032)	(1,228,865)	(2,932,242)
Income from Discontinued Operations	—	6,031,550	—	3,900,839
Net Income (Loss)	$(540,082)	$4,542,518	$(1,228,865)	$968,597

Basic and Diluted Income (Loss) Per Share:
Continuing Operations	$(0.02)	$(0.06)	$(0.04)	$(0.12)
Discontinued Operations	—	0.24	—	0.16

Basic and Diluted Income (Loss) Per Share	$(0.02)	$0.18	$(0.04)	$0.04
Basic and Diluted Weighted Average Shares Outstanding	29,249,925	24,697,594	28,529,015	24,438,410

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES	3
CONDENSED ONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) from Continuing Operations	$(1,228,865)	$(2,932,242)
Adjustments to Reconcile Net (Loss) from Continuing Operations to Net
Cash (Used in) Operating Activities:
Depreciation Expense	9,195	9,349
Consulting Expense Paid in Common Stock	9,000	—
Gain on Sale of Asset	—	(1,329)
Inventory Reserve Adjustment	1,733	(22,366)
Loan Discount Accretion	—	328,000
Beneficial Conversion Feature Interest	—	(80,000)
Sales Returns Reserve Adjustment	1,480	(10,681)
Stock—Based Compensation Expense	24,702	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(22,728)	(84,496)
Inventory	(34,847)	(90,432)
Prepaid Expenses and Other Current Assets	13,838	(199,970)
Increase (Decrease) in:
Accounts Payable	428,656	(281,252)
Accrued Expenses	577,286	157,927

Net Cash (Used in) Operating Activities from Continuing Operations	(220,550)	(3,207,492)

Net Cash (Used in) Operating Activities from Discontinued Operations	—	(662,603)

Net Cash (Used in) Operating Activities	(220,550)	(3,870,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Cellegy Pharmaceuticals, Inc. Acquisition	65,114	—
Loans to Related Parties	(76,732)	—
Purchase of Property and Equipment	(4,888)
Cash Received from Sale of International Laboratories, Inc.	—	2,154,000
International Laboratories, Inc. Obligation Repayments	—	4,322,082
Sale of Property and Equipment	—	5,001

Net Cash (Used in) Provided by Investing Activities from Continuing Operations	(16,506)	6,481,083

Net Cash (Used in) Investing Activities from Discontinued Operations	—	(862,122)

Net Cash Provided by (Used in) Investing Activities	(16,506)	5,618,961

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Notes Payable to Related Parties	—	(1,752,000)
Proceeds from Issuance of Notes Payable to Related Parties	234,800	—
Proceeds from Issuance of Common Stock	—	878,740
Purchase of Treasury Stock	(786)	(316)
Payments of Loans	—	(2,000,000)

Net Cash Provided by (Used in) Financing Activities from Continuing Operations	234,014	(2,873,576)

Net Cash Provided by Financing Activities from Discontinued Operations	—	1,829,746

Net Cash (Used in) Provided by Financing Activities	234,014	(1,043,830)

(Decrease) Increase in Cash	(3,042)	705,036
Cash:
Beginning	17,697	541
Ending	$14,655	$705,577

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements

4
ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest	$—	$208,470

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Forgiveness of Debt to International Laboratories, Inc.	$—	$570,618

Forgiveness of Debt and Accrued Interest to Cellegy Pharmaceuticals, Inc.	$556,610	$—

Reduction of Capital from Unexcercised Beneficial Conversion Feature	$—	$80,000

Release of Shares of Common Stock From Escrow	$673	$—

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consists of normal recurring adjustments) considered necessary for a fair statement of all periods presented. The results of Adamis Pharmaceuticals Corporation operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Form 8-K/A as of and for the year ended March 31, 2009 filed on July 1, 2009.

Liquidity and Capital Resources

Our cash and cash equivalents were $14,655 and $17,697 at September 30, 2009 and March 31, 2009, respectively.

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

The Company has negative working capital, liabilities that exceed its assets and significant cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that will be required to market existing products and conduct the clinical and regulatory work to develop the Company’s product candidates. Management’s plans include seeking additional funding to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund its research and development projects. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Note 2:  Asset Acquisition and Recapitalization

The stockholders of Cellegy Pharmaceuticals, Inc. (“Cellegy”) and the former Adamis Pharmaceuticals Corporation (“Old Adamis”) approved a merger transaction and related matters at an annual meeting of Cellegy’s stockholders and at a special meeting of Old Adamis’ stockholders each held on March 23, 2009. On April 1, 2009, Cellegy completed the merger transaction with Old Adamis. In connection with the closing of the merger transaction, the promissory note issued by Old Adamis converted into shares of Old Adamis stock, and these shares were immediately cancelled.

In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction (the “Merger Agreement”), Cellegy changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation (“Adamis” or the “Company”), and Old Adamis changed its corporate name to Adamis Corporation.

Pursuant to the terms of the Merger Agreement, immediately before the consummation of the merger Cellegy effected a reverse stock split of its common stock. Pursuant to this reverse stock split, each 9.929060333 shares of common stock of Cellegy that were issued and outstanding immediately before the effective time of the merger were converted into one share of common stock and any remaining fractional shares held by a stockholder (after the aggregating fractional shares) were rounded up to the nearest whole share (the “Reverse Split”).

As a result, the total number of shares of Cellegy that were outstanding immediately before the effective time of the merger were converted into approximately 3,000,000 shares of post-Reverse Split shares of common stock of the Company. Pursuant to the terms of the Merger Agreement, at the effective time of the merger, each share of Adamis common stock that was issued and outstanding immediately before the effective time of the merger ceased to be outstanding and was converted into the right to receive one share of common stock of the Company. As a result, the Company issued approximately 44,038,989 post-Reverse Split shares of common stock, inclusive of 6,732,285 contingent shares held in escrow, were issuable to  the holders of the outstanding shares of common stock of Old Adamis before the effective time of the merger. Old Adamis is the surviving entity as a wholly-owned subsidiary of Cellegy.

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

Note 3:  Common Stock

The Company released the remaining 6,732,285 re-purchasable holdback shares related to the HVG Acquisition from escrow during the quarter ended September 30, 2009. The Company’s rights of repurchase related to such shares have not expired, are subject to certain restrictions and are still treated as contingent consideration related to the HVG Acquisition. As a result, no purchase price adjustment was recorded during the current period, and the shares were recorded at par value. The shares are considered anti-dilutive during the period due to the outstanding repurchase options. On August 14, 2009, the Company exercised its repurchase option and repurchased 785,686 shares of common stock for treasury at a total cost of $786 in connection with the resignation of the former Vice President of Operations.

On September 21, 2009, the Company issued 35,000 shares of its common stock in lieu of payment for consulting services with a value of $9,000.

Note 4: Stock Option Plans, Shares Reserved and Warrants

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

The Company granted options to purchase a total of 150,000 shares of common stock to directors upon the closing of the merger. The stock options have an exercise price of $0.60 per share, which is equal to the fair market value of the Company’s common stock on the date of the grant. The stock options vest over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the options. The Company estimated that the stock options have a fair market value of $0.30 per stock option using the Black-Scholes valuation model. Management’s assumptions included in the model assumed volatility of 35.4%, a risk-free interest rate of 2.7% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 5.5%.

During the period, the directors resigned from their duties. Each director had 26,388 vested stock options for a total of 79,164. The remaining 73,806 stock options granted were cancelled during the period. The total fair market value of only the vested stock options was recorded during the period.

In August 2009, the Company hired an officer, who was granted a stock option by the Company to purchase up to 250,000 shares of common stock. The stock options have an exercise price of $0.22 per share, which is equal to the fair market value of the Company’s common stock on the date of the grant. The stock options vest over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the option. The Company estimated that the stock option has a fair market value of $0.11 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 35.4%, a risk-free interest rate of 3.4% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 5.5%.

The Company recorded stock based compensation expense of $1,668 and $24,702 related to such stock options for the three and six months ended September 30, 2009, respectively.

In August 2009, the Company issued warrants to purchase up to 600,000 shares of common stock to consultants retained to assist the Company in fund-raising efforts. The warrants have an exercise price of $0.25 per share, which is equal to the fair market value of the Company’s common stock at the date of grant. The options have a five year term and expire on August 26, 2014.

The following summarizes outstanding stock options at September 30, 2009:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested
1995 Equity Incentive Plan	20,641	4.68 Years	$31.83	20,641
2005 Equity Incentive Plan	4,834	6.00 Years	$13.30	4,834
Directors’ Stock Option Plan	7,654	3.91 Years	$43.49	7,654
Non-Plan Stock Options	100,714	4.10 Years	$43.82	100,714
Biosyn Stock Options	431	4.31 Years	$2.90	431
2009 Equity Incentive Plan	329,164	7.51 Years	$0.38	79,164

The Company has reserved shares of common stock for issuance upon exercise at September 30, 2009 as follows:

Biosyn Stock Options	431
Director’s Plan	7,654
Warrants	1,752,139
Non-Plan Stock Options	100,714
1995 Equity Incentive Plan	20,641
2005 Equity Incentive Plan	4,838
2009 Equity Incentive Plan	7,000,000
Total Shares Reserved	8,886,414

The following summarizes warrants outstanding at September 30, 2009:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,254	$57.97 - $173.92	October 22, 2004	2013 - 2014
May 2005 PIPE
Series A	71,947	$1.99	May 13, 2005	May 13, 2010
Series B	71,947	$2.15	May 13, 2005	May 13, 2010
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2012
Consultant Warants	600,000	$0.25	August 26, 2009	August 26, 2014

Total Warrants	1,752,139

Note 5:  Inventory

Inventory consists of the following:

	September 30, 2009	March 31, 2009
Respiratory and Allergy Products	$291,450	$52,843
Less: Obsolescence Reserve	(63,169)	(37,175)

Respiratory and Allergy Products, Net	228,281	15,668
Pre-Launch epi Inventory	—	179,499

Inventory, Net	$228,281	$195,167

The Company launched the epinephrine syringe product in the second fiscal quarter of 2010.

Note 6:  Notes Payable

Ben Franklin Note

Biosyn (a wholly owned subsidiary of Old Cellegy) issued a note payable to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of Savvy, a compound to prevent the transmission of AIDS.

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Old Cellegy as an obligation in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3.0% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 (face amount) is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. Absent a material breach of contract or other event of default, there is no obligation to repay the amounts in the absence of future Biosyn revenues. Cellegy accreted the discount of $572,902 against earnings using the interest rate method (approximately 46%) over the discount period of five years, which was estimated in connection with the Ben Franklin Note’s valuation at the time of the acquisition. At September 30, 2009, the outstanding balance of the note was $777,902.

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability.  The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon the outcome of its ongoing Savvy contraception trial, the results of which are currently under review and which are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs. As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the acquisition.

Notes Payable to Related Parties

The Company had notes payable to related parties amounting to $334,565 at September 30, 2009, which bear interest at 10%. Accrued interest related to the notes was $14,877 at September 30, 2009.

On various dates during the three and six months ended September 30, 2009 and included in the amount above, the Company issued promissory notes to shareholders for a total of $47,500 and $234,800, respectively, that bear interest at 10% with all principal and interest due on various maturity dates during May – June 2010.

Note 7:  Subsequent Events

We evaluated all events or transactions that occurred after September 30, 2009 up through November 23, 2009, the date we filed this quarterly report.

ITEM  2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of Adamis’ financial condition and results of operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in Adamis’ operations, development efforts and business environment, the other risks and uncertainties described in the section entitled “Risk Factors” in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 13, 2009, and the other risks and uncertainties described elsewhere in this report. All forward-looking statements included in this report are based on information available to Adamis as of the date hereof, and except as may be required under the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, Adamis assumes no obligation to update any such forward-looking statements.

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

Issuance of Shares to Old Adamis Stockholders

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of Old Adamis common stock that was issued and outstanding immediately before the effective time of the Merger ceased to be outstanding and was converted into the right to receive one share of common stock of the Company.   As a result, 44,038,989 post-reverse split shares of common stock were issuable to the holders of the outstanding shares of common stock of Old Adamis before the effective time of the merger. As a result, the former Old Adamis stockholders, together with the holders of converted Old Adamis warrants, became entitled to receive shares of Company common stock and warrants representing in the aggregate approximately 93.5% of the outstanding shares of Company common stock outstanding immediately after the effective time of the Merger.

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

Adamis estimates that approximately $1 million will be required to support the commercial launch of the epinephrine syringe product.  Adamis believes that, assuming sufficient funding to support commercial sales efforts, the syringe product has the potential to compete successfully and generate net cash inflows shortly after commercial introduction, although there can be no assurances that this will be the case.  Adamis estimates that the time to develop the nasal steroid product candidate will be approximately 24 months after the company receives sufficient funding.  Currently, neither manufacturing nor clinical trials have begun for that product candidate.  Adamis estimates that approximately $6-9 million will be invested to support the development and commercial introduction of the inhaled nasal steroid product candidate and its two other respiratory products.  Factors that could affect the actual launch date for the nasal steroid product candidate include the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the product, any unexpected difficulties in licensing or sublicensing intellectual property rights for other components of the product such as the inhaler, any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product, any unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product, and adequate funding to support sales and marketing efforts.  Significant delays in obtaining funding to support ongoing sales efforts for the syringe product, or in the introduction of the steroid product, could reduce revenues and income to Adamis, require additional funding from other sources, and potentially have an adverse effect on the ability to fund Adamis’ research and development efforts for avian influenza and other vaccine product candidates by Adamis Viral.

From inception, Adamis’ development efforts have been focused on development of its vaccine technology, with the first product candidate expected to be a vaccine for avian flu. Adamis formed Adamis Viral to focus on developing that vaccine technology. As the avian flu product candidate is at an earlier stage of development, Adamis cannot estimate with any precision the amount that will be required to support development, clinical trials and commercial introduction of a product, although the amounts are likely to be larger than the amounts required to support the nasal steroid product candidate.  Factors that could affect the costs of developing such a candidate include those described above for the steroid product candidate. Adamis Viral’s product candidates are in the preclinical stage, and it has not generated any revenues to date. From June 6, 2006 (date of inception) through September 30, 2009, Adamis has spent a total of approximately $413,000 to in-license and develop the Adamis Viral vaccine technology. Research and development efforts will require the conduct of both preclinical and clinical studies and significant additional funding, and even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized; accordingly, even if Adamis Labs generates revenues and net income, during this period Adamis will require additional funds for its Adamis Viral operations, the availability of which cannot be assured. Consequently, Adamis is subject to many of the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.

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

The process of developing new therapeutic products is inherently complex, time-consuming, expensive and uncertain. Adamis must make long-term investments and commit significant resources before knowing whether its development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that may appear to be promising at all stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoint due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. For these reasons, as well as other reasons identified under the heading “Risk Factors” in our most recent annual report on Form 10-K, Adamis is unable to predict the period in which material net cash inflows from product candidates incorporating the vaccine technology will commence.

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

Registration Payment Arrangements. Generally Accepted Accounting Principles (“GAAP”) for registration payment arrangements specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured.

Inventory. Inventory, consisting of allergy and respiratory products, is recorded at the lower of cost or market, using the weighted average method.

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

Revenue Recognition.   Our primary customers are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue is recognized when title and risk of loss are transferred to the customer, the sale price to the customer is fixed and determinable, and collectability of the sale price is reasonably assured. Reported revenue is net of estimated customer returns and other wholesaler fees. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of, such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience proves to be different than our assumptions, we would then adjust such allowances accordingly.

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

Long Lived Assets. Adamis periodically assesses whether there has been permanent impairment of its long-lived assets held and used in accordance with GAAP, which requires Adamis to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated from the use and eventual disposition of the asset.

Research and Development Expenses. Research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are to be recorded as an asset and expensing the payments when the research and development activities are performed.

Shipping and Handling Costs. Shipping and handling costs are included in selling, general and administrative expenses.

Advertising Costs. Advertising costs are expensed as incurred.

Net Loss per Share. Basic loss per share is computed by dividing the income attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding.

Income Taxes. GAAP requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is subject to U.S. federal, state and local tax examinations by tax authorities for all previous tax years. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

Discontinued Operations.   The results of operations for the year ended March 31, 2009, and the six month period ended September 30, 2009 and the assets and liabilities at March 31, 2009 and September 30, 2009 related to International Laboratories, Inc. (“INL”), a formerly wholly owned subsidiary of Adamis, have been accounted for as discontinued. There were no operations or related assets and liabilities of INL in the accompanying consolidated financial statements of prior periods.

Results of Operations

Six Months Ended September 30, 2009 and 2008

Revenues and Cost of Sales. Adamis had revenues of approximately $232,000 and $311,000 for the six months ending September 30, 2009 and 2008.  The approximately $79,000 reduction in revenues for the first six months of fiscal 2010 compared to the comparable period of last year was primarily the result of reduced sales of Aerohist, Prelone and Aero Otic, partially offset by sales of the Pre-filled Epi Syringe product, which commenced in July 2009.  Cost of sales for the six months ending September 30, 2009 and 2008 were approximately $68,000 and $181,000.  The difference of approximately $113,000 was due to an adjustment of inventory reserves with the introduction of the Epi Syringe.

Research and Development Expense. Adamis incurred research and development expenses of approximately $336,000 for the six months ended September 30, 2008 and approximately $99,000 in the six month period ended September 30, 2009.  The reduction of research and development for the two comparative periods was caused by the completion of the prefilled EPI syringe product and a reduction in research and development activities in light of limited available funds.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ending September 30, 2009 and 2008 were approximately $1,283,000 and $2,336,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries.  The reduction in comparative six month period expense levels is primarily a result of reduced salary levels, which the Company believes is temporary, offset somewhat by increased professional fees and other related expenses.

Other Income (Expenses).  Interest and other income (expense) for the six month period ending September 30, 2009 and 2008 was approximately $(12,000) and $(390,000), respectively.  Interest and other income consists primarily of interest expense paid in connection with various notes payable. The increase in interest expense for the six month period ended September 30, 2008 in comparison to the same period for 2009 is due to interest from three debt instruments that were retired in 2009.

Three Months Ended September 30, 2009 and 2008

Revenues and Cost of Sales. Adamis had revenues of approximately $126,000 and $202,000, for the three months ending September 30, 2009 and 2008.  The difference of $76,000 resulted from reduced sales of Aerohist, Aero Kid and Prelone, partially offset by sales of the Pre-filled Epi Syringe.  Cost of sales for the three months ending September 30, 2009 and 2008 were approximately $19,000 and $138,000.  The difference of $119,000 was due to an adjustment of the inventory reserves with the introduction of the Epi Syringe.

Research and Development Expense. Adamis incurred research and development expenses of approximately $25,000 for the three months ended September 30, 2008 and approximately $86,000 in the three month period ended September 30, 2009.  The increase in research and development expenses in the second quarter of fiscal 2010 compared to the comparable period of the prior year was caused by the Company considering a joint venture in the development of the Epi syringe during the second quarter of fiscal 2009.  Once the Company determined not to pursue the joint venture, higher development expenditures resulted in the third quarter of fiscal 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ending September 30, 2009 and 2008 were approximately $553,000 and $1,334,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries.  The reduction in expense levels for the second quarter of fiscal 2010 from the comparable period of last year is primarily a result of reduced salary levels, which the Company believes is temporary, offset somewhat by increased professional fees and other related expenses.

Other Income (Expenses).  Interest and other income (expense) for the three month period ending September 30, 2009 and 2008 were approximately $(8,000) and $(195,000), respectively.  Interest and other income consist primarily of interest expense paid in connection with various notes payable.  The increase in interest expense for quarter ended September 30, 2008 in comparison of same period for 2009 is due to interest from three debt instruments that were retired in 2009.

Liquidity and Capital Resources

Adamis’ cash was approximately $15,000 and $706,000 as of September 30, 2009 and September 30, 2008, respectively. The decrease in cash was primarily the result of selling, general and administrative expenses and merger costs.

Net cash used in operating activities from continuing operations for the six months ended September 30, 2009 and 2008 were approximately $221,000 and $3,207,000, respectively. Adamis expects net cash used in operating activities to increase going forward as it engages in additional product research and development activities, pursues additional expansion of its sales base and other business activities, assuming that it is able to obtain sufficient funding.  The increase in accrued expenses of approximately $577,000 and the increase in accounts payable of $429,000 was created by an increase in legal, accounting, accrued compensation and consulting expenses due to becoming a publicly traded company and reduction of cash reserves.

Net cash provided by (used in) investing activities from continuing operations was approximately $(17,000) and $6,481,000 for the six months ended September 30, 2009 and 2008.  Results for the quarter ended September 30, 2008, were affected by proceeds received from the sale of INL’s contract packaging operations which were sold in July 2008.

Net cash provided by financing activities from continuing operations was approximately $234,000  for the  six months ended September 30, 2009 and net cash used in financing activities was approximately $2,874,000 for the six months ended September 30, 2008.  The differences between the two periods were primarily due to the repayment of loans and related party notes from the  proceeds of the sale of INL.  Net cash provided by financing activities of discontinued operations was $0 and $1,829,000 for the six months ended September 30, 2009 and 2008, respectively.  The increase between the two six month periods was due to proceeds from the issuance of stock.

At September 30, 2009, Adamis had no significant cash balances and substantial liabilities and obligations.  Even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized from the Epi syringe product or other products, and during this period Adamis will require additional funds, the availability of which cannot be assured. Consequently, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, Adamis will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.

We prepared the condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business.  In preparing these condensed consolidated financial statements, consideration was given to the  Company’s future business as described below, which may preclude the Company from realizing the value of certain assets.  The Company has limited cash reserves, liabilities that exceed its assets and significant cash flow deficiencies.  Additionally, Adamis will need significant funding for the future operations and the expenditures that will be required to market existing products and conduct the clinical and regulatory work to develop the Company’s product candidates. Management’s plans include seeking additional funding to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund its research and development projects.  There is no assurance that Adamis will be successful obtaining the necessary funding to meet its business objectives.

Additional financing will be required to support sales and marketing efforts relating to the syringe product, product development and marketing efforts for the Adamis Labs products, continued product research and development on the Company’s vaccine technology, and fund any product or company acquisition opportunities, and cash flow from the Adamis Labs’ operations are not expected to provide sufficient cash to fund Adamis’ overall cash requirements for the foreseeable future.  Adamis’ future capital requirements will depend upon numerous factors, including the following:

●	the progress and costs of development programs;

●	the commercial success of new products that are introduced;

●	patient recruitment and enrollment in future clinical trials;

●	the scope, timing and results of pre-clinical testing and clinical trials;

●	the costs involved in seeking regulatory approvals for product candidates;

●	the costs involved in filing and pursuing patent applications and enforcing patent claims;

●	the establishment of collaborations and strategic alliances;

●	the cost of manufacturing and commercialization activities;

●	the results of operations;

●	the cost, timing and outcome of regulatory reviews;

●	the rate of technological advances;

●	ongoing determinations of the potential commercial success of products under development;

●	the level of resources devoted to sales and marketing capabilities; and

●	the activities of competitors.

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

Off Balance Sheet Arrangements

At September 30, 2009, Adamis did not have any off balance sheet arrangements.

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

ITEM 1. Legal Proceedings

None

ITEM 1A.  Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item.  Risks and uncertainties relating to the amount of cash and cash equivalents at September 30, 2009 are discussed above under the heading, “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference.  Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2009, the Company issued warrants to purchase up to 600,000 shares of common stock to two organizations for financial consulting and advisory services.  The warrants have a term of five years and an exercise price of $.25 per share.

All of the above issuances were made without any public solicitation, to a limited number of employees, consultants and shareholders and were acquired for investment purposes only.  The securities were issued in reliance on the private placement exemption provided by Section 4(2) of the Securities Act of 1933.

During the quarter ended September 30, 2009, the Company repurchased 316,000 and 785, 686 shares from a former executive and a consultant, pursuant to rights of repurchase in favor of the Company.  The shares were repurchased at $.001 cents per share.  The repurchase was not part of any program.

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

CELLEGY PHARMACEUTICALS, INC.

Date:	November 23, 2009	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date:	November 23, 2009	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer