Form 10-Q
period 2009-12-31
Adamis Pharmaceuticals Corp
filed 2010-02-16
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of January 21, 2010, was 44,529,119.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,
ASSETS	2009	March 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash	$101,426	$17,697
Accounts Receivable, Net	148,930	136,283
Inventory, Net	170,385	195,167
Prepaid Expenses and Other Current Assets	10,350	4,087
Assets from Discontinued Operations	350,000	350,000
Total Current Assets	781,091	703,234

PROPERTY AND EQUIPMENT, Net	22,821	31,726
DEFERRED ACQUISITION COSTS	-	147,747

Total Assets	$803,912	$882,707

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$1,761,382	$972,522
Accrued Expenses	1,508,704	723,896
Note Payable	375,500	-
Notes Payable to Related Parties	324,565	599,765
Total Current Liabilities	3,970,151	2,296,183

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock – Par Value $.0001; 10,000,000 Shares
Authorized; Issued and Outstanding-None	-	-
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized;
47,649,639 and 37,306,704 Issued, 46,547,953 and 36,990,704 Outstanding, Respectively	4,765	3,731
Additional Paid-in Capital	11,188,332	10,762,963
Accumulated Deficit	(14,358,234)	(12,179,854)
Treasury Stock - 1,101,686 and 316,000 Shares, Respectively	(1,102)	(316)
Total Stockholders' Deficit	(3,166,239)	(1,413,476)
	$803,912	$882,707

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$118,751	$91,539	$351,091	$403,020

COST OF GOODS SOLD	53,663	42,790	121,237	224,238
Gross Margin	65,088	48,749	229,854	178,782

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	704,994	554,618	1,987,279	2,890,378
RESEARCH AND DEVELOPMENT	52,427	26,603	150,990	362,741

Loss from Operations	(692,333)	(532,472)	(1,908,415)	(3,074,337)

OTHER INCOME (EXPENSE)
Interest Expense	(257,482)	(28,672)	(269,965)	(420,378)
Gain on Sale of Asset	-	-	-	1,329
Total Other Income (Expense)	(257,482)	(28,672)	(269,965)	(419,049)

Loss from Continuing Operations	(949,815)	(561,144)	(2,178,380)	(3,493,386)
Income (Loss) from Discontinued Operations	-	(150,000)	-	3,750,839
Net Income (Loss)	$(949,815)	$(711,144)	$(2,178,380)	$257,453

Basic and Diluted Income (Loss) Per Share:
Continuing Operations	$(0.03)	$(0.02)	$(0.08)	$(0.14)
Discontinued Operations	-	(0.01)	-	0.15

Basic and Diluted Income (Loss) Per Share	$(0.03)	$(0.03)	$(0.08)	$0.01
Basic and Diluted Weighted Average Shares Outstanding	29,079,437	25,242,798	28,713,156	24,707,514

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED ONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
Net (Loss) from Continuing Operations	$(2,178,380)	$(3,493,386)
Adjustments to Reconcile Net (Loss) from Continuing Operations to Net
Cash (Used in) Operating Activities:
Depreciation Expense	13,793	15,543
Beneficial Conversion Feature Interest	249,500	(80,000)
Consulting Expense Paid in Common Stock	9,000	-
Gain on Sale of Asset	-	(1,329)
Inventory Reserve Adjustment	16,791	(25,592)
Loan Discount Accretion	-	328,000
Sales Returns Reserve Adjustment	2,852	(1,963)
Stock-Based Compensation Expense	36,494	-
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(12,647)	(32,521)
Inventory	7,991	(470,634)
Prepaid Expenses and Other Current Assets	20,100	125,822
Increase (Decrease) in:
Accounts Payable	571,736	(145,683)
Accrued Expenses	561,759	(111,886)
Net Cash (Used in) Operating Activities from Continuing Operations	(701,011)	(3,893,629)
Net Cash (Used in) Operating Activities from Discontinued Operations	-	(812,603)
Net Cash (Used in) Operating Activities	(701,011)	(4,706,232)

Cash Acquired in Cellegy Pharmaceuticals, Inc. Acquisition	65,114	-
Cash Received from Sale of International Laboratories, Inc.	-	2,304,000
International Laboratories, Inc. Obligation Repayments	-	4,322,082
Deferred Acquisition Costs		(46,500)
Purchase of Property and Equipment	(4,888)	-
Sale of Property and Equipment	-	5,000
Net Cash Provided by Investing Activities from Continuing Operations	60,226	6,584,582
Net Cash (Used in) Investing Activities from Discontinued Operations	-	(862,122)
Net Cash Provided by Investing Activities	60,226	5,722,460

Payments of Notes Payable to Related Parties	(10,000)	(1,752,000)
Proceeds from Issuance of Note Payable	500,000	-
Proceeds from Issuance of Notes Payable to Related Parties	234,800	28,000
Proceeds from Issuance of Common Stock	500	878,740
Purchase of Treasury Stock	(786)	(316)
Payments of Loans	-	(2,000,000)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	724,514	(2,845,576)
Net Cash Provided by Financing Activities from Discontinued Operations	-	1,829,746
Net Cash Provided by (Used in) Financing Activities	724,514	(1,015,830)
Increase in Cash	83,729	398

Beginning	17,697	541
Ending	$101,426	$939

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$-	$228,407

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accounts Payable Paid for in Common Stock	$10,000	$
Forgiveness of Debt to International Laboratories, Inc.	$-	$570,618
Increase in Capital from Beneficial Conversion Feature	$249,500	-
Reduction of Capital from Unexercised Beneficial Conversion Feature	$-	$80,000
Release of Shares of Common Stock From Escrow	$745	$-
Stock Issued as Discount on Note Payable	$124,500	$-

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

Liquidity and Capital Resources

Our cash and cash equivalents were $101,426 and $17,697 at December 31, 2009 and March 31, 2009, respectively.

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

Note 2:  Asset Acquisition and Recapitalization

Cellegy Merger

The stockholders of Cellegy Pharmaceuticals, Inc. (“Cellegy”) and the former Adamis Pharmaceuticals Corporation (“Old Adamis”) approved a merger transaction and related matters at an annual meeting of Cellegy’s stockholders and at a special meeting of Old Adamis’ stockholders each held on March 23, 2009. On April 1, 2009, Cellegy completed the merger transaction with Old Adamis. In connection with the closing of the merger transaction, a promissory note issued by Cellegy to Old Adamis reflecting a loan made by Old Adamis to Cellegy in connection with the merger transaction was converted into shares of Old Adamis stock, and these shares were immediately cancelled.

In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction (the “Cellegy Merger Agreement”), Cellegy changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation (“Adamis” or the “Company”), and Old Adamis changed its corporate name to Adamis Corporation.

Pursuant to the terms of the Cellegy Merger Agreement, immediately before the consummation of the merger Cellegy effected a reverse stock split of its common stock. Pursuant to this reverse stock split, each 9.929060333 shares of common stock of Cellegy that were issued and outstanding immediately before the effective time of the merger were converted into one share of common stock and any remaining fractional shares held by a stockholder (after the aggregating fractional shares) were rounded up to the nearest whole share (the “Reverse Split”).

As a result, the total number of shares of Cellegy that were outstanding immediately before the effective time of the merger were converted into approximately 3,000,000 shares of post-Reverse Split shares of common stock of the Company. Pursuant to the terms of the Cellegy Merger Agreement, at the effective time of the merger, each share of Adamis common stock that was issued and outstanding immediately before the effective time of the merger ceased to be outstanding and was converted into the right to receive one share of common stock of the Company. As a result, the Company issued approximately 43,772,989 post-Reverse Split common stock, inclusive of 7,451,304 contingent shares held in escrow, were issuable to  the holders of the outstanding shares of common stock of Old Adamis before the effective time of the merger. Old Adamis was the surviving entity and is a wholly-owned subsidiary of the Company.

Old Adamis security holders owned, immediately after the closing of the merger, approximately 93.5% of the combined company on a fully-diluted basis. Further, Old Adamis directors constitute a majority of the combined company’s board of directors and all members of executive management of the combined company were from old Adamis. Therefore, Old Adamis was deemed to be the acquiring company for accounting purposes and the merger transaction is accounted for as an asset acquisition recapitalization in accordance with accounting principles generally accepted in the United States. As a result, all of the assets and liabilities of Cellegy have been reflected in the financial statements at their respective fair market values and no goodwill or other intangibles were recorded as part of acquisition accounting and the cost of the merger is measured at the net liabilities acquired. Transaction costs amounting to $147,747 were considered as part of the assets acquired and included as a reduction of additional paid-in capital. The financial statements of the combined entity after the merger reflect the historical results of Old Adamis prior to the merger and do not include the historical financial results of Cellegy prior to the completion of the merger. Stockholders’ equity and earnings per share of the combined entity after the merger have been retroactively restated to include the number of shares received by Old Adamis security holders in the merger with the offset to additional paid-in capital.

In connection with the closing of the merger, the Company amended its certificate of incorporation to increase the authorized number of shares of common stock from 50,000,000 to 175,000,000 and the authorized number of shares of preferred stock from 5,000,000 to 10,000,000.

La Jolla Pharmaceutical Company Merger

On December 4, 2009, the Company entered into an Agreement and Plan of Reorganization (the “La Jolla Merger Agreement”) with La Jolla Pharmaceutical Company (“La Jolla”), a public pharmaceuticals company, providing for the acquisition of La Jolla by Adamis.  The transaction was unanimously approved by the boards of directors of both companies.  Completion of the transaction is subject to a number of customary closing conditions, including the effectiveness of a registration statement filed with the Securities and Exchange Commission (“SEC”) relating to the transaction, approval of the transaction by the stockholders of both companies at special meetings of stockholders following distribution of a joint proxy statement, and other closing conditions.  Subject to completion of regulatory review and satisfaction of closing conditions, Adamis anticipates that the closing of the merger transaction will occur by the end of the first quarter of calendar year 2010 or as soon thereafter as possible. La Jolla filed a Form S-4 registration statement, which includes a joint proxy statement/prospectus, on December 22, 2009, which was amended on January 19, 2010. The registration statement was declared effective by the SEC on January 22, 2010.  Special meetings of the stockholders of the company and La Jolla have been noticed to vote on the merger and the other matters described in the joint proxy statement/prospectus, for February 26, 2010.

The transaction will be structured as a reverse merger, in which a wholly-owned subsidiary of La Jolla will merge into Adamis and the stockholders of Adamis will receive shares of common stock of La Jolla.  Adamis directors and officers have entered into voting agreements with La Jolla covering approximately 15,811,693 shares, representing approximately 34% of Adamis’ outstanding common stock, pursuant to which they agreed to vote their shares in favor of the transaction.  The combined company expects to continue to be publicly traded after completion of the merger under the Adamis Pharmaceuticals name, and management of the combined company will include Adamis’ chief executive officer, Dr. Dennis Carlo, as the chief executive officer of the combined company.

If the merger is consummated, each outstanding share of common stock of Adamis will be converted into the right to receive one post-reverse split share of La Jolla’s common stock.  Outstanding Adamis options, warrants and similar securities would be assumed as part of the merger.

If the transaction is approved by the stockholders, before the closing of the merger La Jolla will effect a reverse stock split of its common stock.  The ratio of the reverse split will be calculated based on a formula that takes into account the amount of La Jolla’s adjusted net cash and accounts receivable at the closing date of the transaction (reduced by the amount of La Jolla’s liabilities and obligations, including severance and other obligations, as of the closing date), divided by a price based on a discount from Adamis’ weighted average stock price over a defined period of time, which in no event will yield a stock price that is less than $0.20 or greater than $1.50.

The percentage ownership of shares held after the merger by persons who are La Jolla shareholders and Adamis shareholders, respectively, will depend on many factors, including without limitation the reverse stock split ratio for the La Jolla shares, Adamis’ stock price during the relevant periods for calculating the La Jolla reverse stock split ratio, the number of outstanding Adamis shares at the closing date of the merger and other factors.  However, based on the approximate number of shares currently outstanding, Adamis expects that after the closing of the merger, the persons who were La Jolla shareholders before the merger could hold between approximately 5% - 30% of the outstanding shares of the combined company.  Actual ownership percentages could be higher or lower than these estimates.

The La Jolla Merger Agreement contains customary non-solicitation provisions restricting La Jolla’s and Adamis’ rights to negotiate or enter into other acquisition or sale transactions before the closing of the merger, subject to limited exceptions.  The La Jolla Merger Agreement also contains a number of customary representations, warranties and covenants of both parties.  The representations and warranties contained in the La Jolla Merger Agreement (i) are made for the purposes of allocation of risk between the parties and as conditions to closing, (ii) may be subject to exceptions in the disclosure schedules provided in accordance with the La Jolla Merger Agreement, and (iii) are not necessarily accurate or complete as made and should not be relied upon by any of our stockholders or potential investors.  The La Jolla Merger Agreement contains certain termination rights for both La Jolla and Adamis upon the occurrence of certain events, and further provides that, upon termination of the La Jolla Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee.  The merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended.

La Jolla is a biopharmaceutical company.  La Jolla had historically focused substantially all of its research, development and clinical efforts and financial resources toward the development of its Riquent® (abetimus sodium) product candidate, as a treatment for patients with lupus.  In February 2009, La Jolla announced that an independent monitoring board for the Riquent Phase 3 study had completed its review of the first interim efficacy analysis and determined that continuing the study was futile.  La Jolla subsequently took steps to significantly reduce its operating costs and ceased all Riquent manufacturing and regulatory activities, and had commenced steps to wind down its operations before entering into the La Jolla Merger Agreement.

Note 3:  Common Stock

The Company released the remaining 6,732,285 re-purchasable holdback shares related to the HVG Acquisition from escrow during the nine months ended December 31, 2009. The Company’s rights of repurchase related to such shares have not expired, are subject to certain restrictions and are still treated as contingent consideration related to the HVG Acquisition. As a result, no purchase price adjustment was recorded during the current period, and the shares were recorded at par value. The shares are considered anti-dilutive during the period due to the outstanding repurchase options. On August 14, 2009, the Company exercised its repurchase option and repurchased 785,686 shares of common stock for treasury at a total cost of $786 in connection with the resignation of the former Vice President of Operations.

On September 21, 2009, the Company issued 35,000 shares of its common stock in lieu of payment for consulting services with a value of $9,000.

On October 23, 2009, the board of directors of the Company authorized the Company to negotiate an amendment to a stock purchars agreement with the Company's Chief Financial Officer which would have the effect of waiving the Company's repurchase agreement with the Company’s Chief Financial Officer, which waived the repurchase option with respect to 580,500 shares of common stock, and as a result shares are considered vested and unrestricted as a result of the amendment. As of the date of this report on Form 10-Q, such an agreement has not been executed.

During the three months ended December 31, 2009, the Company issued 75,650 shares of its common stock; 50,000 shares were issued in lieu of payment for consulting services with a value of $10,000 and 25,650 shares were issued to employees with a value of $7,182.
On December 29, 2009, the Company issued 500,000 shares of its common stock for par value as a discount to the note payable issued to the G-Max Trust (Note 6).

Note 4: Stock Option Plans, Shares Reserved and Warrants

Cellegy’s stockholders approved a new 2009 Equity Incentive Plan (the “2009 Plan”), which became effective upon the closing of the merger with Cellegy.  The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”).  In addition, the 2009 Plan provides for the grant of performance cash awards.  The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan is 7,000,000 shares.  The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies.

The Company granted options to purchase a total of 150,000 shares of common stock upon the closing of the merger to certain non-employee directors who were directors of Cellegy before the merger and who continued as directors of the company following the closing of the merger. The stock options have an exercise price of $0.60 per share, which is equal to the fair market value of the Company’s common stock on the date of the grant. The stock options vest over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the options. The Company estimated that the stock options have a fair market value of $0.30 per stock option using the Black-Scholes valuation model. Management’s assumptions included in the model assumed volatility of 35.4%, a risk-free interest rate of 2.7% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 5.5%. In June 2009, those directors resigned.  Each director had 26,388 vested stock options for a total of 76,194. The remaining 73,806 stock options granted were cancelled during nine-months ended December 31, 2009. The total fair market value of only the vested stock options was recorded during the period.

In August 2009, the Company hired an employee, who was granted a stock option by the Company to purchase up to 250,000 shares of common stock. The stock options have an exercise price of $0.22 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. The stock options vest over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the option. The Company estimated that the stock option has a fair market value of $0.11 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 35.4%, a risk-free interest rate of 3.4% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 5.5%.

The Company recorded stock based compensation expense of $4,611 and $29,313 related to such stock options for the three and nine months ended December 31, 2009, respectively.

In August 2009, the Company issued warrants to purchase up to 600,000 shares of common stock to consultants retained to assist the Company in fund-raising efforts. The warrants have an exercise price of $0.25 per share, which is equal to the fair market value of the Company’s common stock at the date of grant. The options have a five year term and expire on August 26, 2014.

In October 2009 the Company issued warrants to purchase up to 200,000 shares of common stock to consultants retained to assist the Company in fund-raising efforts.  The warrants have an exercise price of $0.29 per share, which is equal to the fair market value of the Company’s common stock at the date of grant.  The options have a five year term and expire on October 26, 2014.

The following summarizes outstanding stock options at December 31, 2009:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested
1995 Equity Incentive Plan	20,641	4.42 Years	$26.38	20,641
2005 Equity Incentive Plan	4,834	5.75 Years	$13.30	4,834
Directors’ Stock Option Plan	7,654	3.66 Years	$42.51	7,654
Non-Plan Stock Options	100,714	3.85 Years	$41.27	100,714
Biosyn Stock Options	431	4.06 Years	$2.90	431
2009 Equity Incentive Plan	329,164	7.34 Years	$0.31	79,164

The Company has reserved shares of common stock for issuance upon exercise at December 31, 2009 as follows:

Biosyn Stock Options	431
Director’s Plan	7,654
Warrants	1,952,139
Non-Plan Stock Options	100,714
1995 Equity Incentive Plan	20,641
2005 Equity Incentive Plan	4,834
2009 Equity Incentive Plan	7,000,000
Total Shares Reserved	9,086,414

The following summarizes warrants outstanding at December 31, 2009:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,254	$57.97 - $173.92	October 22, 2004	2013 - 2014
May 2005 PIPE
Series A	71,947	$1.99	May 13, 2005	May 13, 2010
Series B	71,947	$2.15	May 13, 2005	May 13, 2010
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2012
Consultant Warrants	600,000	$0.25	August 26, 2009	August 26, 2014
Consultant Warrants	200,000	$0.29	October 26, 2009	October 26, 2014

Total Warrants	1,952,139

Note 5:  Inventory

Inventory consists of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Respiratory and Allergy Products	$248,612	$52,843
Less: Obsolescence Reserve	(78,227)	(37,175)

Respiratory and Allergy Products, Net	170,385	15,668
Pre-Launch epi Inventory	—	179,499

Inventory, Net	$170,385	$195,167

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

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy as an obligation in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3.0% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 (face amount) is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. Absent a material breach of contract or other event of default, there is no obligation to repay the amounts in the absence of future Biosyn revenues. Cellegy accreted the discount of $572,902 against earnings using the interest rate method (approximately 46%) over the discount period of five years, which was estimated in connection with the Ben Franklin Note’s valuation at the time of the acquisition. At December 31, 2009, the outstanding balance of the note was $777,902.

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability.  The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon the outcome of its ongoing Savvy contraception trial, the results of which are currently under review and which are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs. As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the acquisition (Note 2).

G-Max Trust Note

On December 29, 2009, the Company issued a Convertible Promissory Note (the “G-Max Note”) to The G-Max Trust (the “Investor”) in connection with a private placement to the Investor for gross proceeds of $500,000, and 500,000 shares of common stock of the Company at par value for gross proceeds of $500 as an inducement to enter into the agreement. The market value of the common stock on the date issued was $0.25 per share, for a total value of $125,000. A discount on the note payable of $124,500 was recorded as a result, and will be amortized over the term of the G-Max Note. The stock is restricted for six months from the date issued, and no amortization was recognized during the quarter.
Interest on the outstanding principal balance of the G-Max Note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2010.  All unpaid principal and interest on the G-Max Note is due and payable on December 31, 2010 (the “Maturity Date”).

At any time on or before the Maturity Date, the Investor has the right to convert part or all of the principal and interest owed under the G-Max Note into common stock at a conversion price equal to $0.20 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The conversion feature is considered beneficial to the Investor due to the purchase of the discounted shares. The estimated value of the beneficial conversion feature was $249,500. The entire amount was recorded as interest expense upon issuance since the G-Max Note is convertible at any time.

The effective annual interest rate of the G-Max Note is 84.8% after considering the discount and beneficial conversion feature.

Events of default under the Note include: (a) the Company fails to make payment of the principal amount of the G-Max Note when due and fails to cure the default within the permitted cure period; or (b) the Company fails in any material respect to comply with or to perform when due any other material term, obligation, covenant, or condition contained in the Note and fails to cure the default within the permitted cured period.  In the event of a default by the Company, the Investor must provide the Company with written notice of default, and the Company will have five business days to cure the default.  Upon an event of default that is not cured, the Investor may declare the entire unpaid amount owed under the G-Max Note immediately due, subject to the subordination provisions set forth in the G-Max Note.  Upon the failure to pay the principal amount owed under the G-Max Note upon the final maturity date, the Investor, at its option, may charge default interest on the G-Max Note at a rate equal to the lesser of (i) 18% per annum and (ii) the maximum rate permitted under applicable usury or other laws.

The G-Max Note includes piggyback registration rights providing that at any time after one year after the date of the G-Max Note, if the Shares and the shares of common stock issuable upon conversion of the G-Max Note (together with the Shares, the “Transaction Shares”) cannot be sold without restriction pursuant to SEC Rule 144, then if the Company files a registration statement pursuant to the Securities Act of 1933, as amended (the “Act”) at any time on or before December 29, 2010, relating to an offering for the account of others under the Act of any of its equity securities (other than on Form S-4 or Form S-8 (each as promulgated under the Act) or their then equivalents), then the Company will promptly notify the Investor and will include in such registration and any related qualification under blue sky laws or other compliance, and in any underwriting involved therein, all Transaction Shares specified by the Investor.  The Company will pay the registration fees relating to the inclusion of the Transaction Shares in the registration statement.

The G-Max Note includes subordination provisions providing that payment of principal, interest and any other amounts that may become due pursuant to the Note, and any other obligation that the Company may have to the Investor (“Subordinated Indebtedness”), is subordinated to the payment in full of all “Senior Indebtedness” of the Company, which is defined as any obligations of the Company outstanding on the date of the Note or created thereafter pursuant to any secured note of the Company and any agreements relating thereto, and that as between the Investor and any holder of Senior Indebtedness (a “Senior Lender”) the Senior Lender will hold a first priority lien in all collateral relating to the Senior Indebtedness.  Until all of the Senior Indebtedness has been paid in full and the Senior Lender has released its lien in the collateral, the Investor may not, without the Senior Lender’s prior written consent, demand, receive or accept any payment, other than current interest payments, from the Company in respect of the Subordinated Indebtedness, or exercise any right of or permit any setoff in respect of the Subordinated Indebtedness.  The Note includes other customary subordination provisions, including provisions subordinating the Subordinated Indebtedness to any Senior Indebtedness in the event of bankruptcy or similar proceedings or events.  In addition, if an event of default occurs with respect to any Senior Indebtedness permitting the holder to accelerate the maturity thereof, then, unless the event of default has been cured or waived or has ceased to exist, or all Senior Indebtedness has been paid in full, no payment may be made in respect of the Note for a period of 180 days after the first occurrence of such event of default.

Notes Payable to Related Parties

The Company had notes payable to related parties amounting to $324,565 at December 31, 2009, which bear interest at 10%. Accrued interest related to the notes was $22,859 at December 31, 2009.

On various dates during the three and nine months ended December 31, 2009 and included in the amount above, the Company issued promissory notes to shareholders for a total of $0 and $224,800, respectively, that bear interest at 10% with all principal and interest due on various maturity dates during May – June 2010. The Company repaid $10,000 of the notes payable during the quarter.

Note 7:  Subsequent Events

We evaluated all events or transactions that occurred after December 31, 2009 up through February 16, 2010, the date we filed this quarterly report.

Gemini Master Fund, Ltd. Notes

The Company has completed the closing of a private placement financing transaction (the “January 2010 Financing”) with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement.  The Company issued 10% Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of approximately $1.5 million and 1,500,000 shares of common stock (sold at par value) of the Company, and received gross proceeds of $1.5 million, excluding transaction costs and expenses. The fair market value of the Company's common stock on the date of the transaction was $ 0.41 per share. A discount of approximately $0.6 million was calculated as a result, and will be amortized over the life of the Notes. The stock is restricted for six months from the date issued.

Interest on the Notes is payable at a rate of 10% per annum and is payable monthly on the first business day of each month.  Principal and any accrued and unpaid interest is due and payable nine months after the date of the Notes.  The Notes are convertible into shares of the Company’s common stock at any time at the discretion of the investor at an initial conversion price per share of $0.20, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Notes.  The conversion price is also subject to price anti-dilution adjustments providing that if the Company issues equity securities or securities convertible into equity securities at an effective price per share below the conversion price of the Notes (subject to certain exceptions), the conversion price of the Notes will be adjusted downward to equal the price of the new securities. The conversion feature is considered beneficial to the investors due to the purchase of the discontinued shares. The estimated value of the beneficial conversion feature is approximately $2.2 million. The entire amount was recorded as interest expense upon issuance since the Notes are convertible at any time. The effective interest rate of the Notes is 210.4% after considering the discount and beneficial conversion feature.

The Company’s obligations under the Notes and the other transaction agreements are guaranteed by the Company’s principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc., and are collateralized by a security interest in all of the assets of the Company and those subsidiaries, pursuant to a Security Agreement.

The transaction agreements include restrictions on the Company’s ability to engage in certain kinds of transactions while the Notes are outstanding without the consent of two-thirds in interest of the Investors, including incurring or paying certain kinds of indebtedness, entering into certain kinds of financing transactions at prices below $.20 per share, or encumbering the Company’s assets.  In addition to the rights under the Security Agreement to foreclose on the collateral in the event of a default, the transaction documents include a variety of liquidated damages, penalties and default provisions upon events of default by the Company, including without limitation an increase in the principal amount and interest rate and a potential decrease in the conversion price of the Notes, and in connection with certain other breaches of covenants of the Company.  If the shares underlying the Notes are not freely tradable under SEC Rule 144 after six months from the closing of the note transaction, the Company intends to file a registration statement covering the resale of such shares.

Warrants

In January 2010, the Company terminated warrants to purchase up to 300,000 shares of common stock issued in August 2009 to consultants retained to assist the Company in fund-raising efforts. The warrants had an exercise price of $0.25 per share. On the same date, the Company issued warrants to purchase up to 270,000 shares of common stock to the same consultants that have an exercise price of $0.20 per share. The fair market value of the Company's stock on the date of grant was $0.37 per share. The new, or modified, warrant had an intrinsic value of $45,900.

Factor Agreement

On January 12, 2010, the Company terminated its factor agreement in its entirety, and the Company has no further obligations under the agreement.

ITEM  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of Adamis’ financial condition and results of operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in Adamis’ operations, development efforts and business environment, the other risks and uncertainties described in the section entitled “Risk Factors” in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 13, 2009, and the other risks and uncertainties described elsewhere in this report. In addition, other risk factors relating to Adamis are contained in the definitive joint proxy statement/prospectus dated February 9, 2010, that is contained in the registration statement on Form S-4 filed by La Jolla Pharmaceutical Company relating to the proposed merger transaction between Adamis and La Jolla, and investors should review the risk factors relating to Adamis that are set forth in that definitive joint proxy statement/prospectus.  All forward-looking statements included in this report are based on information available to Adamis as of the date hereof, and except as may be required under the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, Adamis assumes no obligation to update any such forward-looking statements.

Recent Events

Merger of Cellegy and Adamis

On February 12, 2008, Cellegy Pharmaceuticals, Inc. (“Cellegy,” and Cellegy before the effective time of the merger described below sometimes referred to as “Old Cellegy”) entered into an Agreement and Plan of Reorganization (the agreement as amended, referred to as the “Cellegy Merger Agreement”) with the former Adamis Pharmaceuticals Corporation (“Old Adamis”) and Cellegy Holdings, Inc., a wholly-owned subsidiary of Cellegy (“Merger Sub”), providing for the acquisition of Old Cellegy by Old Adamis shareholders.   The Cellegy Merger Agreement provided that Merger Sub will merge with and into Old Adamis, with Old Adamis becoming a wholly-owned subsidiary of Cellegy and the surviving corporation in the merger (the “Merger”).  The stockholders of Old Cellegy and Old Adamis approved the transaction at a special meeting of Adamis stockholders held on March 23, 2009, and at an annual meeting of Old Cellegy’s stockholders held on March 23, 2009.

Effective as of the close of business on April 1, 2009, Old Adamis and Old Cellegy completed the Merger transaction contemplated by the Cellegy Merger Agreement.   In connection with the consummation of the Merger and pursuant to the terms of the Cellegy Merger Agreement, Old Cellegy changed its name from Cellegy Pharmaceuticals, Inc.  to Adamis Pharmaceuticals Corporation, and Old Adamis changed its corporate name to “Adamis Corporation.”

Pursuant to the terms of the Cellegy Merger Agreement, immediately before the consummation of the Merger Old Cellegy effected a reverse stock split of its common stock.   Pursuant to this reverse stock split, each 9.929060333 shares of common stock of Old Cellegy that were issued and outstanding immediately before the effective time of the Merger was converted into one share of common stock of the Company, and any remaining fractional shares held by a record holder of shares were rounded up to the nearest whole share.

As a result, the total number of shares of Old Cellegy that were outstanding immediately before the effective time of the Merger were converted into approximately 3,000,000 shares of post-reverse split shares of common stock of the Company.

Pursuant to the terms of the Cellegy Merger Agreement, at the effective time of the Merger, each share of Old Adamis common stock that was issued and outstanding immediately before the effective time of the Merger ceased to be outstanding and was converted into the right to receive one share of common stock of the Company.   As a result, approximately 43,772,989 post-reverse split shares of common stock were issuable to the holders of the outstanding shares of common stock of Old Adamis before the effective time of the Merger. As a result, the former Old Adamis security holders, became entitled to receive shares of Company common stock representing in the aggregate approximately 93.5% of the outstanding shares of Company common stock outstanding immediately after the effective time of the Merger.

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

Merger Agreement With La Jolla Pharmaceutical Company

On December 4, 2009, the Company entered into an Agreement and Plan of Reorganization (the “La Jolla Merger Agreement”) with La Jolla Pharmaceutical Company (“La Jolla”), a public pharmaceuticals company, providing for the acquisition of La Jolla by Adamis.  The transaction was unanimously approved by the boards of directors of both companies.  Completion of the transaction is subject to a number of customary closing conditions, including the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (“SEC”) relating to the transaction, approval of the transaction by the stockholders of both companies at special meetings of stockholders following distribution of a joint proxy statement, and other closing conditions.  Subject to completion of regulatory review and satisfaction of closing conditions, Adamis anticipates that the closing of the merger transaction will occur by the end of the first quarter of calendar year 2010 or as soon thereafter as possible. La Jolla filed a Form S-4 registration statement, which includes a joint proxy statement/prospectus, on December 22, 2009, which was amended on January 19, 2010. The registration statement was declared effective by the SEC on January 22, 2010.  Special meetings of the stockholders of the company and La Jolla have been noticed to vote on the merger and the other matters described in the joint proxy statement/prospectus, for February 26, 2010.

The transaction will be structured as a reverse merger, in which a wholly-owned subsidiary of La Jolla will merge into Adamis and the stockholders of Adamis will receive shares of common stock of La Jolla.  Adamis directors and officers have entered into voting agreements with La Jolla covering approximately 15,811,693 shares, representing approximately 34% of Adamis’ outstanding common stock, pursuant to which they agreed to vote their shares in favor of the transaction.  The combined company expects to continue to be publicly traded after completion of the merger under the Adamis Pharmaceuticals name, and management of the combined company will include Adamis’ chief executive officer, Dr. Dennis Carlo, as the chief executive officer of the combined company.

If the merger is consummated, each outstanding share of common stock of Adamis will be converted into the right to receive one post-reverse split share of La Jolla’s common stock.  Outstanding Adamis options, warrants and similar securities would be assumed as part of the merger.

If the transaction is approved by the stockholders, before the closing of the merger La Jolla will effect a reverse stock split of its common stock.  The ratio of the reverse split will be calculated based on a formula that takes into account the amount of La Jolla’s adjusted net cash and amounts receivable at the closing date of the transaction (reduced by the amount of La Jolla’s liabilities and obligations, including severance and other obligations, as of the closing date), divided by a price based on a discount from Adamis’ weighted average stock price over a defined period of time, which in no event will yield a stock price that is less than $0.20 or greater than $1.50.

The percentage ownership of shares held after the merger by persons who are La Jolla shareholders and Adamis shareholders, respectively, will depend on many factors, including without limitation the reverse stock split ratio for the La Jolla shares, Adamis’ stock price during the relevant periods for calculating the La Jolla reverse stock split ratio, the number of outstanding Adamis shares at the closing date of the merger and other factors.  However, based on the approximate number of shares currently outstanding, Adamis expects that after the closing of the merger, the persons who were La Jolla shareholders before the merger could hold between approximately 5% - 30% of the outstanding shares of the combined company.  Actual ownership percentages could be higher or lower than these estimates.

The La Jolla Merger Agreement contains customary non-solicitation provisions restricting La Jolla’s and Adamis’ rights to negotiate or enter into other acquisition or sale transactions before the closing of the merger, subject to limited exceptions.  The La Jolla Merger Agreement also contains a number of customary representations, warranties and covenants of both parties.  The representations and warranties contained in the La Jolla Merger Agreement (i) are made for the purposes of allocation of risk between the parties and as conditions to closing, (ii) may be subject to exceptions in the disclosure schedules provided in accordance with the La Jolla Merger Agreement, and (iii) are not necessarily accurate or complete as made and should not be relied upon by any of our stockholders or potential investors.  The La Jolla Merger Agreement contains certain termination rights for both La Jolla and Adamis upon the occurrence of certain events, and further provides that, upon termination of the La Jolla Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee.  The merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended.

La Jolla is a biopharmaceutical company.  La Jolla had historically focused substantially all of its research, development and clinical efforts and financial resources toward the development of its Riquent® (abetimus sodium) product candidate, as a treatment for patients with lupus.  In February 2009, La Jolla announced that an independent monitoring board for the Riquent Phase 3 study had completed its review of the first interim efficacy analysis and determined that continuing the study was futile.  La Jolla subsequently took steps to significantly reduce its operating costs and ceased all Riquent manufacturing and regulatory activities, and had commenced steps to wind down its operations before entering into the La Jolla Merger Agreement.

General

Adamis Labs is a specialty pharmaceutical company. Adamis Labs currently has a line of prescription products that it markets for a variety of allergy, respiratory disease and pediatric conditions. Adamis acquired these products in April 2007 by acquiring all of the outstanding shares of Healthcare Ventures Group, a private company that had previously acquired the products and related intellectual property, assets and personnel from another corporation in February 2007, and subsequently renaming the company Adamis Labs. Adamis’ PFS Syringe product, a pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock, was launched in July 2009.  An additional product candidate in its product pipeline is a generic inhaled nasal steroid for the treatment of seasonal and perennial allergic rhinitis.

Adamis estimates that approximately $1.5 million to $2 million will be required to support the commercial launch of the PFS Syringe product.  Adamis believes that, assuming sufficient funding to support commercial sales efforts, the syringe product has the potential to compete successfully and generate net cash inflows shortly after commercial introduction, although there can be no assurances that this will be the case.  Adamis estimates that the time to develop the nasal steroid product candidate will be approximately 24 months from inception of full product development efforts, assuming sufficient funding and no unexpected delays.  Currently, neither manufacturing nor clinical trials have begun for that product candidate.  Adamis estimates that approximately $6-$9 million will be invested to support the development and commercial introduction of the inhaled nasal steroid product candidate and its two other respiratory products.  Factors that could affect the actual launch date for the nasal steroid product candidate include the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the product, any unexpected difficulties in licensing or sublicensing intellectual property rights for other components of the product such as the inhaler, any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product, any unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product, and adequate funding to support sales and marketing efforts.  Significant delays in obtaining funding to support ongoing sales efforts for the syringe product, or in the introduction of the steroid product, could reduce revenues and income to Adamis, require additional funding from other sources, and potentially have an adverse effect on the ability to fund Adamis’ research and development efforts for avian influenza and other vaccine product candidates by Adamis Viral.

From inception, Adamis’ development efforts have been focused on development of its vaccine technology, with the first product candidate expected to be a vaccine for avian flu. Adamis formed Adamis Viral to focus on developing that vaccine technology. As the avian flu product candidate is at an earlier stage of development, Adamis cannot estimate with any precision the amount that will be required to support development, clinical trials and commercial introduction of a product, although the amounts are likely to be larger than the amounts required to support the nasal steroid product candidate.  Factors that could affect the costs of developing such a candidate include those described above for the steroid product candidate. Adamis Viral’s product candidates are in the preclinical stage, and it has not generated any revenues to date. From June 6, 2006 (date of inception) through December 31, 2009, Adamis has spent a total of approximately $425,000 to in-license and develop the Adamis Viral vaccine technology. Research and development efforts will require the conduct of both preclinical and clinical studies and significant additional funding, and even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized; accordingly, even if Adamis Labs generates revenues and net income, during this period Adamis will require additional funds for its Adamis Viral operations, the availability of which cannot be assured. Consequently, Adamis is subject to many of the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.

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

Principles of Consolidation.  The accompanying consolidated financial statements include Adamis Pharmaceuticals and its wholly owned subsidiaries, Adamis Labs and Adamis Viral. All significant intra-entity balances and transactions have been eliminated in consolidation.

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

Accounts Receivable, Allowance for Doubtful Accounts and Sales Returns.  Trade accounts receivable are stated net of an allowance for doubtful accounts and sales returns. Adamis estimates an allowance based on its historical experience of the relationship between actual bad debts and net credit sales. At March 31, 2009 and 2008, no allowance for doubtful accounts was recorded. Adamis has established an allowance for sales returns based on management’s best estimate of probable loss inherent in the accounts receivable balance. Management determines the allowance based on current credit conditions, historical experience, and other currently available information.

Registration Payment Arrangements.  Generally Accepted Accounting Principles, or GAAP, for registration payment arrangements specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured.

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

Deferred Acquisition Costs.  Adamis incurred certain professional fees associated with specific potential acquisition targets. These costs were capitalized as part of the purchase price paid for the acquisition.

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

Goodwill and Intangible Assets.  Intangible assets include intellectual property and other patent rights acquired. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on Adamis’ estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, Adamis is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. Adamis uses the straight-line method to expense long-lived assets (including identifiable intangibles). In accordance with GAAP, goodwill and other intangible assets with indefinite lives are no longer systematically amortized, but rather Adamis performs an annual assessment for impairment by applying a fair-value based test. This test is generally performed each year in the fourth fiscal quarter. Additionally, goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and other intangibles for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, operating results and cash flows. An impairment would require Adamis to charge to earnings the write-down in value of such assets.

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

Research and Development Expenses.  Adamis’ research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed.

Net Loss per Share.  Adamis computes net loss per share by dividing the income attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding.

Income Taxes.  Adamis accounts for income taxes using an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company is subject to income taxes in the U.S. federal jurisdiction and various sate jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and reulations and require significant judgmetn to apply. The Company is subject to U.S. federal, state and local tax examinations by tax authorities for all previous tax years. If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

Discontinued Operations.  The results of operations for the nine month periods ended December 31, 2009 and 2008 and the assets and liabilities at March 31, 2009 and December 31, 2009 related to International Laboratories, Inc. (“INL”), a formerly wholly owned subsidiary of Adamis, have been accounted for as discontinued operations in accordance with GAAP.

Results of Operations

Nine Months Ended December 31, 2009 and 2008

Revenues and Cost of Sales. Adamis had revenues of approximately $351,000 and $403,000 for the nine months ending December 31, 2009 and 2008, respectively.  The approximate $52,000 reduction in revenues for the first nine months of fiscal 2010 compared to the comparable period of last year was primarily the result of reduced sales of Aerohist, Aerohist Plus and Aerokid, partially offset by sales of the PFS Syringe product, which commenced in July 2009.  Cost of sales for the nine months ending December 31, 2009 and 2008 were approximately $121,000 and $224,000, respectively.  The difference of approximately $103,000 was due to an adjustment of inventory reserves with the introduction of the PFS Syringe product.

Research and Development Expense. Adamis incurred research and development expenses of approximately $363,000 for the nine months ended December 31, 2008 and approximately $151,000 in the nine month period ended December 31, 2009.  The reduction of research and development for the two comparative periods was caused by the completion of the prefilled PFS Syringe product and a reduction in research and development activities in light of limited available funds.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ending December 31, 2009 and 2008 were approximately $2,226,000 and $2,890,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries.  The reduction in comparative nine month period expense levels is primarily a result of reduced salaries, professional fees, which the Company believes is temporary, offset somewhat by increased insurance and other related expenses.

Other Income (Expenses).  Interest and other income (expense) for the nine month period ending December 31, 2009 and 2008 was approximately $(270,000) and $(419,000), respectively.  Interest and other income consists primarily of interest expense paid in connection with various notes payable. The decrease in interest expense for the nine month period ended December 31, 2009 in comparison to the same period for 2008 is due to interest from three debt instruments that were retired during fiscal 2009.

Three Months Ended December 31, 2009 and 2008

Revenues and Cost of Sales. Adamis had revenues of approximately $119,000 and $92,000, for the three months ending December 31, 2009 and 2008, respectively.  The difference of $27,000 resulted from reduced sales of Aerohist, Aerohist and Aero Kid, partially offset by revenue from sales of the PFS Syringe product.  Cost of sales for the three months ending December 31, 2009 and 2008 were approximately $54,000 and $43,000, respectively.  The difference of $11,000 was due to an adjustment of the inventory reserves with the introduction of the PFS Syringe and increased sales compared to the three months ended December 31, 2008.

Research and Development Expense. Adamis incurred research and development expenses of approximately $27,000 for the three months ended December 31, 2008 and approximately $52,000 in the three month period ended December 31, 2009.  The increase in research and development expenses in the third quarter of fiscal 2010 compared to the comparable period of the prior year was caused by expensing the existing component inventory used in research and development in the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ending December 31, 2009 and 2008 were approximately $705,000 and $555,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries.  The increase in expense levels for the third quarter of fiscal 2010 from the comparable period of last year is primarily a result of increased legal and accounting fees, which the Company believes is offset somewhat by decreased salaries and other related expenses.

Other Income (Expenses).  Interest and other income (expense) for the nine month period ending December 31, 2009 and 2008 were approximately $(257,000) and $(29,000), respectively.  Interest and other income (expense) consist primarily of interest expense paid in connection with various notes payable.  The increase in interest expense for quarter ended December 31, 2009 in comparison to same period of 2008 is due to interest expense from new debt agreements entered into during the current quarter.

Liquidity and Capital Resources

Adamis’ cash was approximately $101,000 and $1,000 as of December 31, 2009 and December 31, 2008, respectively. The increase in cash was primarily the result of increased borrowing from notes payable and increased borrowing from related parties.

Net cash used in operating activities from continuing operations for the nine months ended December 31, 2009 and 2008 were approximately $701,000 and $3,894,000, respectively. Adamis expects net cash used in operating activities to increase going forward as it engages in additional product research and development activities, pursues additional expansion of its sales base and other business activities, assuming that it is able to obtain sufficient funding.  The increase in accrued expenses of approximately $562,000 and the increase in accounts payable of $572,000 was created by an increase in legal, accounting, accrued compensation and consulting expenses due to becoming a publicly traded company and reduction of cash reserves.

Net cash provided by investing activities from continuing operations was approximately $60,000 and $6,585,000 for the nine months ended December 31, 2009 and 2008.  Results for the quarter ended December 31, 2008, were affected by proceeds received from the sale of INL’s contract packaging operations which were sold in July 2008.

Net cash provided by financing activities from continuing operations was approximately $725,000 for the nine months ended December 31, 2009 and net cash used in financing activities was approximately $2,876,000 for the nine months ended December 31, 2008.  The differences between the two periods were primarily due to the repayment of loans and related party notes from the  proceeds of the sale of INL.

At December 31, 2009, Adamis had no significant cash balances and substantial liabilities and obligations.  Even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized from the PFS Syringe product or other products, and during this period Adamis will require additional funds, the availability of which cannot be assured. Consequently, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, Adamis will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

Even giving effect to the convertible note transactions described below, additional financing will be required to support sales and marketing efforts relating to the syringe product, product development and marketing efforts for the Adamis Labs products, continued product research and development on the Company’s vaccine technology, and fund any product or company acquisition opportunities, and cash flow from the Adamis Labs’ operations are not expected to provide sufficient cash to fund Adamis’ overall cash requirements for the foreseeable future.  Adamis’ future capital requirements will depend upon numerous factors, including the following:

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

Recent Convertible Note Transactions

Unsecured Convertible Note.  On December 29, 2009, Adamis issued to The G-Max Trust, or G-Max, an unsecured convertible promissory note, referred to as the G-Max Note, in the principal amount of $500,000 and also issued 500,000 shares of common stock of Adamis, in a private placement transaction for aggregate gross proceeds of $500,000. Interest on the outstanding principal balance of the G-Max Note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2010. All unpaid principal and interest on the G-Max Note is due and payable on December 31, 2010, sometimes referred to as the maturity date.

At any time on or before the maturity date, G-Max may convert some or all of the unpaid principal and interest into shares of Adamis common stock at a conversion price equal to $0.20 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of Adamis common stock). Events of default under the G-Max Note include payment defaults and uncured material breaches of the Note. Upon an uncured event of default, G-Max may declare the entire unpaid amount owed under the G-Max Note immediately due, subject to the subordination provisions set forth in the G-Max Note, and may, at its option, charge default interest at a rate of 18% per annum.

The G-Max Note includes piggyback registration rights providing that at any time after one year after the date of the G-Max Note, if the shares that Adamis issued to G-Max and the shares of Adamis common stock that are issuable upon conversion of the G-Max Note, together referred to as the Transaction Shares, cannot be sold without restriction pursuant to SEC Rule 144, then if Adamis files a registration statement pursuant to the Securities Act of 1933, as amended, or the Act, at any time on or before December 29, 2010, relating to an offering for the account of others under the Act of any of its equity securities, other than registration statements on Form S-4 or Form S-8, Adamis will include in such registration any Transaction Shares specified by G-Max. The G-Max Note also includes subordination provisions providing that payment of principal, interest and any other amounts that may become due pursuant to the G-Max Note and any other obligation that Adamis may have to G-Max is subordinated to the payment in full of all secured debt or other senior indebtedness of Adamis.

Senior Secured Convertible Notes.  In January 2010, Adamis completed a private placement financing transaction with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement, referred to as the SPA. Adamis issued 10% Senior Secured Convertible Notes, referred to as the Secured Notes, in the aggregate principal amount of $1.5 million and 1,500,000 shares of Adamis common stock, and received gross proceeds of $1.5 million, excluding transaction costs and expenses.

Interest on the Secured Notes is payable at a rate of 10% per annum and is payable monthly on the first business day of each month. Principal and any accrued and unpaid interest is due and payable October 11, 2010. The Secured Notes are convertible into shares of Adamis common stock at any time at the discretion of the investor at an initial conversion price per share of $0.20, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Notes. The conversion price is also subject to price anti-dilution adjustments providing that if Adamis issues equity securities or securities convertible into equity securities at an effective price per share below the conversion price (subject to certain exceptions), the conversion price will be adjusted downward to equal the price of the new securities.

Adamis’ obligations under the Secured Notes and the other transaction agreements are guaranteed by Adamis’ principal subsidiaries, including Adamis Corporation, Adamis Laboratories and Adamis Viral, and are secured by a security interest in all of the assets of Adamis and those subsidiaries, pursuant to a security agreement. The transaction agreements include restrictions on Adamis’ ability to engage in certain kinds of transactions while the Secured Notes are outstanding without the consent of two-thirds in interest of the holders of the Secured Notes, including incurring or paying certain kinds of indebtedness, entering into certain kinds of financing transactions at prices below $0.20 per share, or encumbering Adamis’ assets. In addition to the rights under the security agreement to foreclose on the collateral in the event of a default, the transaction documents include a variety of liquidated damages, penalties and default provisions upon events of default by Adamis, including without limitation an increase in the principal amount and interest rate and a potential decrease in the conversion price of the Secured Notes, and in connection with certain other breaches of covenants of Adamis. If the shares underlying the Secured Notes are not freely tradeable under SEC Rule 144 after six months from the closing of the Secured Note transaction, Adamis intends to file a registration statement covering the resale of such shares. In connection with the transaction, Adamis’ officers entered into lockup agreements restricting sales of Adamis securities owned by them for as long as any Notes are outstanding, subject to certain limited exceptions.

Off Balance Sheet Arrangements

At December 31, 2009, Adamis did not have any off balance sheet arrangements.

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

ITEM 1. Legal Proceedings

None

ITEM 1A.  Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item.  Risks and uncertainties relating to the amount of cash and cash equivalents at December 31, 2009 are discussed above under the heading, “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference.  Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference. In addition, other risk factors relating to Adamis are contained in the definitive joint proxy statement/prospectus dated February 9, 2010, that is contained in the registration statement on Form S-4 filed by La Jolla Pharmaceutical Company relating to the proposed merger transaction between Adamis and La Jolla, and  investors should review the risk factors relating to Adamis that are set forth in that definitive joint proxy statement/prospectus.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2009, the Company issued warrants to purchase up to 200,000 shares of common stock to a consultant for financial consulting and advisory services.  The warrants have a term of five years and an exercise price of $.29 per share.

On various dates during the three months ended December 31, 2009, the Company issued 50,000 shares of common stock to a consultant for financial consulting and advisory services in lieu of payment of $10,000.

On various dates during the three months ended December 31, 2009, the Company issued 25,650 shares of common stock to employees as bonuses.

In December 2009, the Company issued 500,000 of common stock for cash proceeds of $500 in connection with issuing a convertible note payable to the G-Max Trust.

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

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

a)	Exhibits

	2.1	Agreement and Plan of Reorganization, by and among La Jolla Pharmaceutical Company, Adamis Pharmaceuticals Corporation and Jewel Merger Sub, Inc., dated as of December 4, 2009.(1)

	10.1	Securities Purchase Agreement dated as of January 11, 2010.(2)

	10.2	10% Senior Secured Convertible Note dated as of January 11, 2010.(2)

	10.3	Security Agreement dated as of January 11, 2010.(2)

	10.4	Form of Lock-Up Agreement.(2)

	10.5	Subsidiary Guarantee Agreement dated as of January 11, 2010.(2)

	10.6	Convertible Promissory Note dated December 29, 2009, with G-Max Trust.(3)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to exhibits filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2009.

(2) Incorporated by reference to exhibits filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010.

(3) Incorporated by reference to exhibits filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLEGY PHARMACEUTICALS, INC.

Date:	February 16, 2010	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date:	February 16, 2010	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer