Form 10-K/A
period 2010-03-31
Adamis Pharmaceuticals Corp
filed 2010-07-20
CIK 887247

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

At June 30, 2010, the Company had 51,447,953 shares outstanding.

Documents Incorporated by Reference: None

Explanatory Note

This Amendment No.1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of Adamis Pharmaceuticals Corporation ("Adamis" or the "Company") for the fiscal year ended March 31, 2010, which the Company filed with the Securities and Exchange Commission on July 14, 2010 (the "Original 10-K"). The Company is filing this Amendment to correct certain items in its financial statements and notes thereto, and in certain related financial information and disclosures, that were included in the Original 10-K as filed, and to make certain other amendments to the Original 10-K.

The corrections to the financial statements relate primarily to the treatment of $147,747 of transaction costs relating to the merger transaction between the Company and Cellegy Pharmaceuticals, Inc., which was effective April 1,2009. As previously reported in its financial statements and in the Original 10-K, this $147,747 was considered as part of the assets acquired by the Company and was included in the financial statements as a reduction of additional paid-in capital. As a result of the application of ASC 805 (formerly FSP FAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"), which became effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,2008, all acquisition-related costs are required to be expensed as incurred. As a result, the $147,747 of transaction costs relating to the Cellegy merger transaction should be reflected in the financial statements relating to the 2010 fiscal year as an expense and not as part of the assets acquired and a reduction of additional paid-in capital.

The effect of this change to the financial statements is, among other things, an increase in the Company's reported net loss for the 2010 fiscal year of $147,747, from $6,559,623 to $6,707,370, an increase in the Company's reported loss from operations for the 2010 fiscal year of $147,747, from $3,833,574 to $3,981,321, no change to total equity, and no change to earnings per share.

Prior to the filing of the Original 10-K, the Company submitted the corrections described above to its financial printer for inclusion in the Original 10-K and believed the corrections would be included in the Original 10-K. However, the corrections were not included in the Original 10-K as filed.

The Amendment also includes corresponding changes resulting from the different treatment of the transaction expense item in certain risk factors, and in Management's Discussion and Analysis of Financial Condition and Results of Operations, to reflect the change described above concerning the treatment of the $147,747 of transaction expenses, certain other changes and typographical errors, and amendments to Item 9A(T), Controls and Procedures.

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

As a result, the total number of shares of Old Cellegy that were outstanding immediately before the effective time of the merger were converted into approximately 3,000,000 shares of post-reverse split shares of common stock of Old Cellegy.  Pursuant to the terms of the merger agreement, at the effective time of the merger each share of Old Adamis common stock that was issued and outstanding immediately before the effective time of the merger ceased to be outstanding and was converted into the right to receive one share of Adamis common stock.  As a result, approximately 44,000,000 shares of Adamis common stock were issued and/or are issuable to the holders of the outstanding shares of common stock of Old Adamis before the effective time of the merger.  Old Adamis, renamed Adamis Corporation, was the surviving entity as a wholly-owned subsidiary of Adamis.

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

Adamis incurred net losses of approximately $18,887,000 since inception and net losses of approximately $6,700,000 for its fiscal year ended March 31, 2010.These losses may increase as Adamis continues its research and development activities, seeks regulatory approvals for its product candidates and commercializes any approved products.  These losses may cause, among other things, Adamis’ stockholders’ equity and working capital to decrease.  The future earnings and cash flow from operations of Adamis’ business are dependent, in part, on its ability to further develop its products and on revenues and profitability from sales of products and product candidates of its Adamis Labs operations.

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

Plaintiffs also allege that defendants breached their fiduciary duties as directors and officers of Adamis with respect to certain corporate transactions, including the HVG transaction in 2007, the Cellegy merger in 2008, and the Gemini and G-Max financing transactions in fiscal 2010.  Plaintiffs allege that these transactions were not in the best interest of the Company and did not achieve their stated objectives.  Plaintiffs further allege that the director defendants collected excessive compensation in fiscal years 2008 and 2009, and assert that the Company should have exercised its right to repurchase certain shares issued to defendants and other senior managers pursuant to the Stock Repurchase Agreements in 2008 rather than amend those agreements to extend the dates for meeting the applicable performance criteria.  Based on these allegations, plaintiffs assert claims for breach of fiduciary duty, unjust enrichment and constructive trust, declaratory relief, and injunctive relief.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	463,007	(1)	$11.21	8,998,234

Equity compensation plans not approved by security holders	431	(2)	2.90	—

Total	463,438		$11.22	8,998,234

(1)	Represents shares subject to outstanding options with exercise prices ranging from $173.92 to $1.99 per share and expire between the years 2010 and 2015.
(2)	Represents shares subject to outstanding options and are fully vested with an exercise price $2.90 expire in 2010.

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

Research and Development Expenses.  Adamis’ research and development costs are expensed as incurred.  Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed.  Research and development costs were approximately $585,000 and $740,000 for the fiscal years ended March 31, 2010 and 2009, respectively, which were expensed.   For fiscal 2009, approximately $728,000 of the costs related to the PFS Syringe product, and approximately $12,000 of the costs related to the vaccine product development efforts.  For fiscal 2010, approximately $145,000 of the costs were related to the PFS Syringe product, and approximately $40,000 of the costs were related to the vaccine product development efforts. In addition approximately $400,000 of the costs relate to the Colby licensing agreement.

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

Research and Development Expense.  Adamis incurred research and development expenses of $584,758 in fiscal 2010 and $740,000 in fiscal 2009.  The decrease was primarily due to the majority of development costs expended in fiscal 2009 for the PFS Syringe product.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2010 and 2009 were $3,422,252 and $4,852,966, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries.  The decrease in expenses for fiscal 2010 was primarily due to expenses associated with the merger with Cellegy Pharmaceuticals in 2009.  The decrease in legal, accounting, salaries, professional and consulting, with increases in insurance, printing and telephone expenses accounted for approximately $1,430,000 of the variance.

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

Net cash used in operating activities from continuing operations for fiscal 2010 and 2009 were approximately $2.0 million and $4.2 million, respectively, due primarily to Adamis’ reduction of sales operations and the conclusion of the merger with Cellegy.  Adamis expects net cash used in operating activities to increase going forward as it continues product development, launches new products, engages in additional product research and development activities and pursues additional expansion of its sales base and other business activities.  The increase in accounts payable/accrued expenses of approximately $1,472,000 from fiscal 2009 relates primarily to the reduction in sales/cash collections.  The reduced cash sales and collections have created a greater build up of payables/accrued expenses.

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

The Business Combinations topic of the ASC establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The provisions of this guidance became effective for our fiscal year beginning April 1, 2009.  Under these provisions, we would have recorded the $147,747 of deferred acquisition costs included in other non-current assets on our March 31, 2009 balance sheet as expense during the year then ended.  This amount was recorded as expense on April 1, 2009.

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

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T):    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, as amended, an evaluation was carried out by the Company's management, with the participation of the Principal Executive Officer and Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15( e) and 15d-15( e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Accounting Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Principal Executive Officer and Accounting Officer concluded that disclosure controls and procedures were not effective as of March 31, 2010.

Internal Control over Financial Reporting

Management's report on Adamis' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), is included in this Annual Report on Form 10-K, under the heading "Management's Annual Report on Internal Control Over Financial Reporting" and is incorporated herein by reference. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless Adamis specifically states that the report is to be considered "filed" under the Exchange Act or incorporates it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of March 31, 2010, based on the absence of independent board oversight in light of the fact that all directors of the Company are also officers of the Company, and the absence of finance and accounting personnel other than the Chief Financial Officer. The absence of additional finance and accounting personnel makes it not possible to ensure appropriate segregation of duties between incompatible functions and makes it more difficult to ensure review of financial reporting issues sufficiently in advance of the dates on which filings are required to be made with the Securities and Exchange Commission and to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. Other deficiencies, such as implementation of the new SFAS No. l4l(R) relating to the expensing of acquisition-related costs as incurred, were identified by the auditors and adjustments to the financial statements were required. These above deficiencies represent a material weakness in our internal control over financial reporting given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Based on the material weakness described above, management has concluded that as of March 31, 2010 the Company's internal control over financial reporting was not effective.

The Company intends to address the weaknesses identified above by increasing the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures and internal control procedures; where possible preparing and reviewing SEC filings farther in advance of required filing dates; when funding is available considering the addition of finance and accounting personnel; and considering the addition, as funding permits, of outside directors to the board of directors.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred, during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
			10-K	3/31/05
10.10	Patent License Agreement by and among Biosyn, Inc., and certain agencies of the United States Public Health Service.		10-K	3/31/05
10.11	License Agreement dated as of May 22, 2001, by and between Crompton Corporation and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	3/31/05
10.12	License Agreement dated January 30, 2006, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	4/02/07

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
*10.13	2009 Equity Incentive Plan.		8-K	4/3/2009
*10.14	Form of Option Agreement under 2009 Equity Incentive Plan.		8-K	4/3/2009
10.15	Amendment to License Agreement dated as of March 15, 2006, by and between Crompton Corporation and Biosyn, Inc.		S-4/A 333-155322	1/12/09
10.16	Funding Agreement dated October 12, 1992, by and between Ben Franklin Technology Center of Southeaster Pennsylvania and Biosyn, Inc.		S-4/A 333-155322	1/12/09
10.17	License Agreement dated July 28, 2006, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation.		S-4/A 333-155322	1/12/09
10.18	Amendment to License Agreement dated December 29, 2008, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation.		S-4/A 333-155322	1/12/09
*10.19	Stock Repurchase Agreement dated November 3, 2008, by and between Richard Aloi and Adamis Pharmaceuticals Corporation.		S-4/A 333-155322	1/12/09
*10.20	Stock Repurchase Agreement dated November 3, 2008, by and between Dennis J. Carlo and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	1/12/09
*10.21	Stock Repurchase Agreement dated November 3, 2008, by and between Robert Hopkins and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	1/12/09
*10.22	Stock Repurchase Agreement dated November 3, 2008, by and between David J. Marguglio and Adamis Pharmaceuticals Corporation.		S-4/A 333-155322	1/12/09
10.23	Amendment to License Agreement dated October 18, 2007, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc.		S-4/A 333-155322	1/12/09
10.24	Lease Agreement dated January 1, 2007, by and between HRM II Ltd and Healthcare Ventures Group.		S-4/A 333-155322	1/12/09
10.25	Amendment to Lease Agreement dated October 30, 2007, by and between HRM II Ltd and Healthcare Ventures Group.		S-4/A 333-155322	1/12/09
10.26	Clinical Trial Agreement between Biosyn, Inc. and the National Institute of Child Health and Human Development.		S-4/A 333-155322	1/12/09
10.27	Convertible Promissory Note dated December 29, 2009 between the Registrant and The G-Max Trust.		8-K	1/04/10
10.28	Securities Purchase Agreement dated January 11, 2010 between the Registrant and the investors listed therein.		8-K	1/14/10
10.29	Form of 10% Senior Secured Convertible Note dated January 11, 2010.		8-K	1/14/10
10.30	Form of Security Agreement dated January 11, 2010.		8-K	1/14/10
10.31	Assignment, Assumption and Stock Acquisition Agreement dated February 24, 2010 between the Registrant and Colby Pharmaceutical Company.		10-K	1/14/10
21.1	Subsidiaries of the Registrant		10-K	1/14/10
23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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
Dated: July 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated

Name		Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO		Chief Executive Officer and Director	July 19, 2010
Dennis J. Carlo

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS		Vice President, Finance, Chief Financial Officer and Secretary	July 19, 2010
Robert O. Hopkins

Directors:

/s/ *		Director	July 19, 2010
David J. Marguglio

/s/ *		Director	July 19, 2010
Richard L. Aloi

* By:	/s/ ROBERT O. HOPKINS
Robert O. Hopkins
Attorney-in-fact

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
Del Mar, California

We have audited the accompanying consolidated balance sheet of Adamis Pharmaceuticals Corporation and Subsidiaries as of March 31, 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 16, to the financial statements, the March 31, 2010 financial statements have been restated to correct a misstatement.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Certified Public Accountants
Boca Raton, Florida
July 19, 2010

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

/s/ Goldstein Lewin & Co.

GOLDSTEIN LEWIN & CO.
Certified Public Accountants
Boca Raton, Florida
July 30, 2009

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
ASSETS	2010 (Restated)	2009
CURRENT ASSETS
Cash	$290,299	$17,697
Accounts Receivable	5,555	136,283
Inventory, Net	2,709	195,167
Prepaid Expenses and Other Current Assets	13,004	4,087
Assets from Discontinued Operations	350,000	350,000

Total Current Assets	661,567	703,234

PROPERTY AND EQUIPMENT, Net	14,667	31,726
DEFERRED ACQUISITION COSTS	-	147,747

Total Assets	$676,234	$882,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$1,560,312	$972,522
Accrued Other Expenses	205,981	98,778
Accrued Bonuses	1,401,821	625,118
Notes Payable	1,472,631	-
Notes Payable to Related Parties	309,565	599,765

Total Current Liabilities	4,950,310	2,296,183

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Issued and Outstanding-None	-	-
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized; 50,149,639 and 37,306,704 Issued, 49,047,953 and 36,990,704 Outstanding, Respectively	5,015	3,731
Additional Paid-in Capital	14,609,235	10,762,963
Accumulated Deficit	(18,887,224)	(12,179,854)
Treasury Stock - 1,101,686 and 316,000 Shares, Respectively	(1,102)	(316)

Total Stockholders' Equity (Deficit)	(4,274,076)	(1,413,476)

	$676,234	$882,707

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2010 (Restated)	2009

REVENUE	$290,288	$659,538

COST OF GOODS SOLD	264,599	262,008

Gross Margin	25,689	397,530

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,422,252	4,852,966
RESEARCH AND DEVELOPMENT	584,758	740,437

Loss from Operations	(3,981,321)	(5,195,873)

OTHER INCOME (EXPENSE)
Interest Expense	(2,726,049)	(434,933)
Gain on Fixed Asset Disposal	-	5,766
Loss on Deposit	-	(21,871)

Total Other Income (Expense)	(2,726,049)	(451,038)

(Loss) from Continuing Operations	(6,707,370)	(5,646,911)

Income (Loss) from Discontinued Operations	-	3,751,482

Net (Loss)	$(6,707,370)	$(1,895,429)

Basic and Diluted (Loss) Income Per Share:
Continuing Operations	$(0.23)	$(0.23)
Discontinued Operations	-	0.16

Basic and Diluted (Loss) Per Share	$(0.23)	$(0.07)

Basic and Diluted Weighted Average Shares Outstanding	28,837,700	24,886,573

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
	Common Stock		Additional	Treasury Stock		Deficit
	Shares	Amount	Paid-In Capital	Shares	Amount	(Restated)	Total

Balance March 31, 2008	35,390,129	$3,539	$8,788,417		$-	$(10,284,425)	$(1,492,469)

Issuance of Common Stock for Cash - $0.75 per share	1,339,651	134	1,004,604	-	-	-	1,004,738

Unexcercised Beneficial Conversion Feature	-	-	(80,000)	-	-	-	(80,000)

Issuance of Common Stock for Cash - $0.65 per share	76,924	8	49,992	-	-	-	50,000

Issuance of Common Stock for Services	500,000	50	999,950	-	-	-	1,000,000

Purchase of Treasury Stock	-	-	-	(316,000)	(316)	-	(316)

Net (Loss)	-	-	-	-	-	(1,895,429)	(1,895,429)

Balance March 31, 2009	37,306,704	3,731	10,762,963	(316,000)	(316)	(12,179,854)	(1,413,476)

Issuance of Common Stock for Merger with Cellegy Pharmaceutials	3,000,000	300	(634,046)	-	-	-	(633,746)

Note Payable Converted to Equity	-	-	777,902	-	-	-	777,902

Issuance of Options to Employees	-	-	29,918	-	-	-	29,918

Release of Shares from Escrow	6,732,285	673	(673)		-	-	-

Purchase of Treasury Stock	-	-	-	(785,686)	(786)		(786)

Issuance of Common Stock for Employees and for Services	60,650	6	16,176	-	-	-	16,182

Issuance of Common Stock for Payment of Payables	50,000	5	9,995	-	-	-	10,000

Issuance of Common Stock for Cash at $1	2,000,000	200	1,800	-	-	-	2,000

Discount on Notes Payable	-	-	738,000	-	-	-	738,000

Beneficial Conversion Features	-	-	2,438,000	-	-	-	2,438,000

Issuance of Warrants for Services	-	-	69,300	-	-	-	69,300

Issuance of Common Stock for Licensing Agreement	1,000,000	100	399,900	-	-	-	400,000

Net (Loss)	-	-	-	-	-	(6,707,370)	(6,707,370)

Balance March 31, 2010	50,149,639	$5,015	$14,609,235	(1,101,686)	$(1,102)	$(18,887,224)	$(4,274,076)

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2010 (Restated)	2009

Net (Loss) from Continuing Operations	$(6,707,370)	$(5,646,911)
Adjustments to Reconcile Net (Loss) from Continuing Operations to Net
Cash (Used in) Operating Activities:
Deferred Acquisition Cost Amortization	-	320,000
Depreciation Expense	21,948	19,519
Amortization of Discounts	210,631	-
Gain on Fixed Asset Disposal	-	(5,766)
Beneficial Conversion Feature	2,438,000	(72,000)
Inventory Reserve Adjustment	162,565	(42,714)
Issuance of Stock for Services	46,100	1,000,000
Issuance of Warrants for Services	69,300	-
Issuance of Common Stock for Licensing Agreement	400,000	-
Loss on Deposit	-	21,871
Sales Returns Reserve Adjustment	56,398	(120,712)
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	130,728	(60,013)
Inventory	29,893	(128,190)
Prepaid Expenses and Other Current Assets	17,446	140,134
Deferred Acquisition Costs	147,747	(46,500)
Increase (Decrease) in:
Accounts Payable	370,666	(18,623)
Accrued Other Expenses	(169,392)	(160,491)
Accrued Bonuses	776,703	625,118

Net Cash (Used in) Operating Activities from Continuing Operations	(1,998,637)	(4,175,278)

Net Cash (Used in) Operating Activities from Discontinued Operations		(811,960)

Net Cash (Used in) Operating Activities	(1,998,637)	(4,987,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Cellergy Pharmaceuticals Acquisition	65,114	-
Cash Received from Sale of International Laboratories, Inc.	-	2,304,000
International Laboratories Corporation Obligation Repayments	-	4,322,082
Sale of Property and Equipment	-	8,501
Purchases of Property and Equipment	(4,889)	-

Net Cash Provided by Investing Activities from Continuing Operations	60,225	6,634,583

Net Cash (Used in) Investing Activities from Discontinued Operations	-	(862,122)

Net Cash Provided by Investing Activities	60,225	5,772,461

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Notes Payable to Related Parties	-	(1,752,316)
Payments of Loans Payable	-	(2,000,000)
Purchase of Treasury Stock	(786)	-
Proceeds from Issuance of Common Stock	2,000	1,054,738
Proceeds from Issuance of Loans Payable	2,000,000	-
Proceeds from Issuance of Notes Payable to Related Parties	209,800	99,765

Net Cash Provided by (Used in) Financing Activities from Continuing Operations	2,211,014	(2,597,813)

Net Cash Provided by Financing Activities from Discontinued Operations	-	1,829,746

Net Cash Provided by (Used in) Financing Activities	2,211,014	(768,067)

Increase in Cash	272,602	17,156
Cash:
Beginning	17,697	541

Ending	$290,299	$17,697

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2010	March 31, 2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest	$50,232	$355,465

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Accounts Payable Paid for in Common Stock	$10,000	$-

Issuance of Common Stock for Licensing Agreement	$400,000	$-

Release of shares of Common Stock from Escrow	$(673)	$-

Note Payable Converted to Equity	$777,902	$-

Warrants Issued for Services	$69,300	$-

Reduction of Capital from Unexercised Beneficial Conversion Feature	$-	$(80,000)

Increase in Capital from Beneficial Conversion Feature	$2,438,000	$-

Stock Issued as Discount on Note Payable	$738,000	$-

Stock Issued in Lieu of Services	$46,100	$1,000,000

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES	F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In addition, the potential dilutive effects of the following convertible securities at March 31, 2010 have been excluded from the calculation of weighted average shares outstanding: (i) $2,000,000 of convertible notes which in the aggregate could potentially convert into up to 2,000,000 shares of common stock (ii) 1,000,000 restricted common shares for the purchase of intangible assets (iii) 6,732,285 of common shares released from escrow in conjunction with the Cellegy merger (Note 2) and (iv) 10,097,416 of additional common shares with various restrictions.

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

Effective April 2009, the Company adopted the provisions of ASC 805 (formerly FSP FAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which became effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Among other things, ASC 805 requires that all acquisition-related costs be expensed as incurred. At March 31, 2009, under the prior guidance of SFAS No. 141(R), the Company had deferred $147,747 of acquisition-related costs associated with its merger with Cellegy (Note 2).

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

The cost of the acquisition to Adamis is equal to Cellegy’s stockholders’ deficit, which was approximately $1,191,000 and $147,747 of Deferred Acquisition costs that were expensed upon the merger on April 1, 2009

LaJolla Pharmaceutical Merger

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

Purchases and Trade Accounts Payable

The Company had balances greater than 10% of trade accounts payable at March 31, 2010 with two vendors.  Vendor A had a balance that accounted for 41% of total accounts payables and Vendor B had a balance of 24% at March 31, 2010.  The company had no outstanding balance greater than 10% of trade accounts payable at March 31, 2009.

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

With respect to sublicenses granted, Licensee is to pay WARF according to the following schedule:

1.
Forty percent (40%) of amounts received under each agreement entered into before an Investigational New Drug ("IND") application is filed by Licensee with the Federal Drug Administration ("FDA") for a Product made a subject of the sublicense.

2.	Thirty percent (30%) of amounts received under each agreement entered into after the filing of an IND under item (1) above until completion of a Phase 1 clinical trial by Licensee for that Product.

3.	Twenty-five percent (25%) of amounts received under each agreement entered into after completion of item (2) above until completion of a Phase II clinical trial by Licensee for that Product.

4.	Twenty percent (20%) of amounts received under each agreement entered into after completion of item (3) above until a New Drug Application ("NDA") has been approved by the FDA for that Product.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES	F-26
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	LICENSING AGREEMENTS

5.	Ten percent (10%) of amounts received under each agreement entered into after the NDA has been approved by the FDA for that Product.

Milestone Payments are outlined below:

1.	$25,000 upon the filing of the first IND or comparable regulatory filing for a human therapeutic Product.

2.	$150,000 upon the enrollment of its first patient under a Phase II clinical trial for the first human therapeutic Product.

3.	$200,000 upon the enrollment of its first patient under a Phase III clinical trial for the first human therapeutic Product.

4.	$250,000 for the first NDA or comparable regulatory approval for a human therapeutic Product.

These milestone payments occur only once for each of the compounds

NOTE 10:	COMMITMENTS AND CONTINGENCIES

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

At March 31, 2010, the Company had net operating loss carryforwards of approximately $110 million and $38 million for federal and state purposes, respectively.  The federal and state net operating loss carryforwards expire through the year 2029. At March 31, 2010, the Company also had state research and development credit carryforwards of approximately $2.8 million and $200,000 for federal and state purposes, respectively.  The federal credits expire through the year 2027 and the state credits expire through the year 2019. The Tax Reform Act of 1986 (the “Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes that could limit the Company’s ability to utilize these carryforwards.  The Company has experienced various ownership changes, as defined by the Act, as a result of past financings and the merger with Cellegy.  Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes.  The Company determined that the net operating loss carryforwards relating to Cellegy and Biosyn are limited due to the acquisitions, in 2009 and 2004 and has reflected the estimated amount of usuable net operating loss carryforwards in its deferred tax assets below.

The benefit for income taxes from continuing operations consists of the following for the years ended March 31, 2010 and 2009:

	2010	2009	2009
	Adamis Pharmaceuticals	Adamis Pharmaceuticals	Adamis Labs
Current	$-	$-	$-
Deferred	(1,281,000)	(188,000)	(793,000)

Total	(1,281,000)	(188,000)	(793,000)
Change in Valuation Allowance	1,281,000	188,000	793,000

Tax Benefit, net	$-	$-	$-

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES	F-31
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	INCOME TAXES (CONTINUED)

At March 31, 2010 and 2009 the significant components of the deferred tax assets from continuing operations are summarized below:

	2010	2009	2008
	Adamis Pharmaceuticals	Adamis Pharmaceuticals	Adamis Labs
Net Operating Loss Carryforwards	$39,378,000	$1,051,000	$1,559,000
Deferred Tax Assets	689,000	135,000	210,000
Deferred Tax (Liabilities)	-	(181,000)	-

Net Deferred Tax Assets	40,067,000	1,005,000	1,769,000
Less Valuation Allowance	(40,067,000)	(1,005,000)	(1,769,000)

Net Deferred Tax Assets	$-	$-	$-

We have determined at December 31, 2010 and 2009 that a full valuation allowance would be required against all of our operating loss carryforwards and deferred tax assets that we do not expect to be utilized by deferred tax liabilities.

The following table reconciles our losses from continuing operations before income taxes for the years ended March 31, 2010 and 2009.

		2010	2009	2009
		Adamis Pharmaceuticals	Adamis Pharmaceuticals*	Adamis Labs
Income (Loss) from		$(6,707,000)	$1,919,000	$(1,778,000)
Continuing Operations
Permanent Differences:
Non-Cash Interest		3,176,000	248,000	-
Non-Cash Services		125,000	1,000,000	-
INL Gain		-	(4,064,000)	-
Meals and Entertainment		1,000	-	3,000-
		$(3,405,000)	$(897,000)	$(1,775,000)

Federal Statutory Rate	34.00%	$(2,281,000)	$(652,000)	$(605,000)
State Income Tax, net of Federal Tax	3.63%	(243,000)	70,000	(65,000)
Intercompany Eliminations	37.63%	-	353,000	124,000
Permanent Differences	37.63%	1,243,000	(1,263,000)	1,000
Change in Valuation Allowance		1,281,000	188,000	793,000

Expected Tax Benefit		$-	$-	$-

*Does not include operating loss from discontinued operations.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES	F-32
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:	GOING CONCERN

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

The Company has evaluated subsequent events through July 19, 2010, which is the date the financial statements were available to be issued.  Other than the events described below, no other subsequent events have been identified.

Termination of Consulting Agreement

On May 4, 2010 the Company and a consultant agreed to terminate the consulting services contract entered into on February 1, 2010.  The Company agreed to pay the $70,000 owed under the agreement by issuing 350,000 share of the Company's common stock. Further, the Company will reduce 200,000 shares from the 1,000,000 shares issued to Colby Pharmaceuticals as part of the license agreement (Note 9).

EquiTrend Advisors

Effective May 1, 2010 the Company entered into a consulting agreement with EquiTrend Advisors LLC to assist the Company in its public relations efforts with investors and markets.  As compensation, the Company issued 250,000 shares of its common stock and if Company does not terminate the engagement within 90 days it will be obligated to issue another 250,000 of its common shares.

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

Plaintiffs also allege that defendants breached their fiduciary duties as directors and officers of Adamis with respect to certain corporate transactions, including the HVG transaction in 2007, the Cellegy merger in 2008, and the Gemini and G-Max financing transactions in fiscal 2010.  Plaintiffs allege that these transactions were not in the best interest of the Company and did not achieve their stated objectives.  Plaintiffs further allege that the director defendants collected excessive compensation in fiscal years 2008 and 2009, and assert that the Company should have exercised its right to repurchase certain shares issued to defendants and other senior managers pursuant to the Stock Repurchase Agreements in 2008 rather than amend those agreements to extend the dates for meeting the applicable performance criteria.  Based on these allegations, plaintiffs assert claims for breach of fiduciary duty, unjust enrichment and constructive trust, declaratory relief, and injunctive relief.

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

Agape World, Inc.

Agape World, Inc. is a company involved in an involuntary bankruptcy proceeding filed in 2009. Its principal, Nicholas Cosmo, was indicted and faces criminal trial on many counts of wire fraud and other claims, based on allegations that he operated a Ponzi scheme through Agape and other entities. More than one year before the date of this Report on Form 10-K, the bankruptcy trustee of Agape contacted the Company by telephone, asserting that Agape World paid $1 million to the Company for 2 million shares of common stock of the Company, but that the stock was issued not to Agape World but instead to Mr. Cosmo, a principal of Agape World, and claiming that this constituted a fraudulent transfer. The Company believes that the trustee has recovered the stock from the principal. The Company responded to the trustee denying any fraudulent transfer or any other basis for a claim by the trustee. There has been no further communication between the trustee and Adamis for more than one year, and no suit or any action has been filed against the Company. Management believes that the trustee has no basis for any fraudulent transfer or other claims against the Company. Due to the limited nature of discussions with Agape, the early stage of this matter and the facts in this case, the outcome of this matter cannot be determined at this time.

NOTE 16:	RESTATEMENT

The financial statements have been restated to properly expense $147,747 of deferred acquisition costs related the Cellegy merger (Note 2). The effect of this change to the financial statement is, among other things, an increase in the Company's reported net loss for the 2010 fiscal year of $147,747, from $6,559,623 to $6,707,370, an increase in the Company's reported loss from operations for the 2010 fiscal year of $147,747, from $3,833,574 to $3,981,321, no change to total equity, and no change to earnings per share.