Form 10-K/A
period 2010-03-31
Adamis Pharmaceuticals Corp
filed 2010-07-29
CIK 887247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
AMENDMENT NO. 2

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

At June 30, 2010, the Company had 51,447,953 shares outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K/A is to amend Part II, Item 9B, and Part III, Items 10 through 14, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the U.S. Securities and Exchange Commission on July 14, 2010, as amended on July 20, 2010 (the “Original Report”), to disclose the results of a shareholder meeting held on February 26, 2010 and to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K.

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

PART II

ITEM 9B:  OTHER INFORMATION

On February 26, 2010, the Company held a Special Meeting of Shareholders to consider and vote upon a proposal to approve and adopt the Agreement and Plan of Reorganization, dated as of December 4, 2009, providing for the acquisition of La Jolla Pharmaceutical Company by the Company.  At the Special Meeting, there were 26,304,869 shares of common stock present either in person or by proxy, or 59% of the outstanding shares of common stock, which represented a quorum. The final result of the voting at the Special Meeting was as follows:

For	Against	Abstain	Broker Non-Votes
26,303,649	1,155	65	0

As the Company previously reported in a Report on Form 8-K filed on March 4, 2010, after the Special Meeting the Company and La Jolla terminated the merger agreement, following the inability of La Jolla to obtain a quorum to hold a special meeting of its stockholders relating to the proposed transaction.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names and ages of our current directors, executive officers, significant employees, and the principal offices and positions with us held by each person. Our executive officers are appointed by our Board of Directors, or the Board. Our directors serve until the earlier to occur of the appointment of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, executive officers, or significant employees.

Name	Age	Principal Occupation	Director Since
Dennis J. Carlo	66	Chief Executive Officer of the Company and Director	2009
David J. Marguglio	39	Vice President of Business Development and Investor Relations of the Company and Director	2009
Robert O. Hopkins	49	Vice President, Finance and Chief Financial Officer	2009
Richard L. Aloi	55	President, Adamis Laboratories, Inc. and Director	2009

Dennis J. Carlo, Ph.D.  Dr. Carlo became Chief Executive Officer and a director of the Company in April 2009 in connection with the closing of the merger transaction between Cellegy and Adamis.  He has been Adamis’ Chief Executive officer since October 2006.  From 1982 to 1987, he served as Vice President of Research and Development and Therapeutic Manufacturing at Hybritech Inc., which was acquired by Eli Lilly & Co in 1985.  After the sale to Lilly, Dr. Carlo, along with Dr. Jonas Salk, James Glavin and Kevin Kimberland, founded Immune Response Corporation, a public company, where he served as its President and Chief Executive Officer from 1994 to 2002.  He served as president of Telos Pharmaceuticals, a private biotechnology company, from 2003 to 2006. Dr. Carlo has extensive experience in the development of vaccines and biologics.  Early in his career, as Director of developmental and basic cellular immunology and Director of bacterial vaccines and immunology at Merck & Co., he oversaw research and product development for PNEUMOVAX (14-valent polysaccharide vaccine), MENINGOVAX A, MENINGOVAX C, MENINGOVAX A-C, and H. influenza type b, and also directed a multi-disciplinary task force whose goal was the development of novel adjuvants.  At Hybritech, he managed a successful program to carry out research and development in the area of monoclonal antibody and cancer therapy.  At Immune Response Corporation, he established a program for an AIDS therapeutic vaccine and led the product development in clinical trials.  Dr. Carlo received a B.S. degree in microbiology from Ohio State University and has a Ph.D. in Immunology and Medical Microbiology from Ohio State University.  The Board has concluded that Dr. Carlo should serve on our Board based on his executive experience, specifically his experience as Chief Executive Officer at Immune Response and senior management positions at numerous companies in the biotechnology industry, his extensive knowledge of the markets in which the Company competes and intends to compete, and his deep knowledge of our Company gained from his position as an officer of the Company.

David J. Marguglio.  Mr. Marguglio became Vice President of Business Development and Investor Relations and a director of the Company in April 2009 in connection with the closing of the merger transaction between Cellegy and Adamis.  He has been Adamis’ Vice President of Business Development and Investor Relations since its inception in June 2006.  From 1996 to 2006, he has held various positions of Vice President with Citigroup Global Markets, Smith Barney and Merrill Lynch.  Before entering the financial industry, from 1994 to 1996, he founded and ran two different startup companies, the latter of which was eventually acquired by a Fortune 100 company.  From 1993 to 1994, he served as financial counsel for the commercial litigation division of a national law firm.  Mr. Marguglio is a licensed securities representative, securities agent, and investment advisor.  He received a degree in finance and business management from the Hankamer School of Business at Baylor University.  The Board has concluded that Mr. Marguglio should serve on our Board based on his executive experience, including his experience in business development of new companies and financial services background, and his deep knowledge of our Company gained from his position as an officer of the Company.

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

Richard L. Aloi. Mr. Aloi became a director of the Company in April 2009 in connection with the closing of the merger transaction between Cellegy Pharmaceuticals, Inc. and Adamis.  He is President of Adamis Laboratories, Inc., which is a wholly-owned subsidiary of Adamis.  He joined Adamis as an officer and director in connection with Adamis’ acquisition of Adamis Labs in April 2007.  He founded Aero Pharmaceuticals in 1997 and served as its President from 1997 to 2007.  He developed Aero into a distributor of allergen extracts and related products, and managed Aero’s transition to a specialty pharmaceutical provider.  From 1979 to 1997, before founding Aero, Mr. Aloi was Director of Sales and Marketing at Center Laboratories (a division of E. Merck), a manufacturer of allergenic extracts and prescription respiratory products, including the market leading epinephrine auto-injector.  At Center Laboratories, Mr. Aloi oversaw a 50-person marketing group which included over 35 field sales representatives.  His earlier positions within Center Laboratories included Sales Representative, Regional Manager, and National Sales Manager.  Mr. Aloi has served in leadership and advisory roles for industry groups, including the Allergen Product Manufacturers Association, the American College of Allergy Asthma & Immunology, and the American Academy of Allergy Asthma & Immunology.  Mr. Aloi received a B.A. in Political Science from Boston College in 1976.  The Board has concluded that Mr. Aloi should serve on our Board based on his executive experience, including his experience in several senior management positions in the pharmaceutical industry, his extensive knowledge of the market for allergy and respiratory products, including epinephrine products, and his deep knowledge of our Company gained from his position as an officer of the Company.

Board Composition

The board of directors has no independent directors as of March 31, 2010.  No directors qualified as independent directors under the standards set forth in the listing requirements of the NASDAQ Stock Market, or NASDAQ, based on representations from each director and a review of any relevant transactions or relationships between each director, any member of his or her family, and the Company, its senior management and its independent registered public accounting firm.  The NASDAQ definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members, has engaged in various types of business dealings with us.  In making these determinations, the Company’s directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its management.

Director Nomination Process

The Nominating and Governance Committee, the functions of which are currently performed by the full board of directors, will consider director candidates recommended by stockholders.  Stockholders who wish to recommend to the committee candidates for election to the Board of Directors must do so in writing.  The recommendation should be sent to the Secretary of the Company, 2658 Del Mar Heights Road, Del Mar, CA 92014, who will, in turn, forward the recommendation to the Nominating and Governance Committee.  The recommendation must set forth (i) the name and address as they appear on the Company’s books of the stockholder making the recommendation and the class and number of shares of capital stock of the Company beneficially owned by such stockholder and (ii) the name of the candidate and all information relating to the candidate that is required to be disclosed in solicitations of proxies for election of directors under the federal proxy rules.  The recommendation must be accompanied by the candidate’s written consent to being named in the Company’s proxy statement as a nominee for election to the Board and to serving as a director, if elected.  Stockholders must also comply with all requirements of the Company’s bylaws with respect to nomination of persons for election to the Board of Directors.  The Company may also require any proposed nominee to furnish such other information as the Company or the committee may reasonably require to determine the eligibility and qualifications of the nominee to serve as a director.  In performing its evaluation and review, the committee generally does not differentiate between candidates proposed by stockholders and other proposed nominees, except that the committee may consider, as one of the factors in its evaluation of stockholder recommended candidates, the size and duration of the interest of the recommending stockholder or stockholder group in the equity of the Company.

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

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during fiscal year 2010, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company.  The Company will provide any person, without charge, a copy of the Code.  Requests for a copy of the Code may be made by writing to the Company at Adamis Pharmaceuticals Corporation, 2658 Del Mar Heights Rd., #555, Del Mar, CA 92014, Attention: Chief Financial Officer.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Adamis during fiscal year 2010 and 2009 to (i) each person who served as Adamis’ chief executive officer during 2010, (ii) each person who served as Adamis’ principal financial officer during 2010, (iii) the three most highly compensated officers other than the chief executive officer and principal financial officer who were serving as executive officers at the end of 2010 and whose total compensation for such year exceeded $100,000, and (iv) up to two additional individuals for whom disclosures would have been provided in this table, but for the fact that such persons were not serving as executive officers as of the end of 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	All Other Compensation ($)	Total ($)
Dennis J. Carlo, Ph.D.	2010	$191,930	$—	$—	$—	$191,930
President and Chief Executive Officer	2009	309,243	—	—	—	309,243
Robert O. Hopkins	2010	$123,180	$—	$—	$—	$123,180
Vice President, Chief Financial Officer	2009	140,823	—	—	—	140,823
Richard L. Aloi	2010	$127,021	$—	$—	$—	$127,021
President, Adamis Laboratories, and Director	2009	174,650	—	—	—	174,650
David J. Marguglio	2010	$129,430	$—	$—	$—	$129,430
Vice President and Director	2009	140,823	—	—	—	140,823

For Adamis’ fiscal years 2009 and 2010, there were no stock awards or option awards made to any of the above persons, and none of the above persons hold any stock options.  Information regarding shares of stock held by the above persons that are subject to vesting restrictions and rights of repurchase is included the table below entitled “Outstanding Equity Awards as of March 31, 2010”.  There are no severance or change of control arrangements with any of the above officers, except that upon a change of control, as described in footnote 1 of the “Outstanding Equity Awards as of March 31, 2010” table, the Company’s repurchase option under each of the named executive officer’s stock repurchase agreement lapses and the shares become fully vested in the amounts and values described in the table below.  Adamis has no written employment agreements or similar arrangements for any of the above officers, and compensation levels are determined by the Board of Directors of Adamis from time to time.

Executive officers are eligible to participate in all of the Company’s employee benefit plans, in each case on the same basis as other employees.  The Company reimburses each executive officer for all reasonable business expenses incurred by the officer in connection with the performance of the officer’s duties.

Outstanding Equity Awards as of March 31, 2010

The following table provides information as of Mach 31, 2010 regarding equity awards held by each of our named executive officers.

	Option Award					Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:
	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Un-exercisable)	# of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($) (2)	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Dennis J. Carlo,Ph.D. (1)	-	-	-	-	-	6,368,000	$1,337,280	-	-
Robert O. Hopkins (1)	-	-	-	-	-	870,750	$182,858	-	-
Richard L. Aloi (1)	-	-	-	-	-	2,645,097	$555,470	-	-
David J. Marguglio (1)	-	-	-	-	-	2,537,019	$532,774	-	-

(1)
These shares were issued by Adamis before the merger with Cellegy.  These shares are subject to repurchase by the Company at $0.001 per share if certain value or performance targets are not met by June 30, 2010, or if the stockholder ceases to be employed at any time before dates ranging from July 2009 to September 2010, depending on the date of first employment of the officer, with the time-based vesting restrictions lapsing with respect to one-third of the shares originally issued subject to these arrangements on each anniversary of the date of first employment which range from July 2006 to September 2007.  On June 30, 2010, the performance targets referenced above were not met and the Company acquired a repurchase option to repurchase all restricted shares listed in this table.  The repurchase option is exercisable for a period of ninety (90) days from June 30, 2010 or such longer period as may be agreed to by the Company and the restricted stockholder (the “Exercise Period”).  The performance based repurchase option will terminate if the repurchase option is not exercised during the Exercise Period.

The repurchase option will also terminate upon either (a) a consolidation or merger of the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the capital stock of the Company immediately prior to such consolidation, merger or reorganization, represents less than 50% of the voting power of the surviving entity (or, if the surviving entity is a wholly owned subsidiary, its parent) immediately after such consolidation, merger or reorganization; (b) a transaction or series of related transactions to which the Company is a party in which in excess of fifty percent (50%) of the Company's voting power is transferred; provided that (a) and (b) shall not include (x) any consolidation or merger effected exclusively to change the domicile of the Company, or (y) any transaction or series of transactions principally for bona fide equity financing purposes in which cash is received by the Company or any successor or indebtedness of the Company is cancelled or converted or a combination thereof; and (c) a sale, lease, exclusive license or other disposition of all or substantially all of the assets of the Company.

(2)
The market value of the restricted shares has been calculated by multiplying the closing market price of the Company’s common stock as reported on the OTCBB on March 31, 2010 which was $0.21 by the number of restricted shares held by each named executive officer.

Director Compensation

The following Director Compensation Table sets forth summary information concerning the compensation paid to person who at any time during fiscal 2010 were non-employee directors, for services to the Company.

Name	Fees earned or paid in cash ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
John Q. Adams, Sr.(1)	$—	$7,678	$	$7,678
Richard C. Williams(1)	—	7,678		7,678
Robert B. Rothermel(1)	—	7,678		7,678

Total	$—	$23,034	$	$23,034

(1)	Includes options to purchase a total of 26,388 shares outstanding as of March 31, 2010, all of which are no longer exercisable.
(2)
The value of option awards has been estimated pursuant to FASB ASC Topic 718.  The Company estimated that the stock options have a fair market value of $0.30 per stock option using the Black-Scholes valuation model. Management’s assumptions included in the model assumed volatility of 35.4%, a risk-free interest rate of 2.7% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 5.5%. In June 2009, those directors resigned.  Each director had 26,388 vested stock options for a total of 76,194. The remaining 73,806 stock options granted were cancelled during nine-months ended December 31, 2009. The total fair market value of only the vested stock options was recorded during the period.

In connection with the merger transaction between Cellegy and Adamis, the stockholders approved a new 2009 Equity Incentive Plan.  Pursuant to that plan, each director of the Company who was not an employee after the effective time of the merger, including Messrs. Williams, Rothermel and Adams, and any person who thereafter becomes a non-employee director, will automatically receive an initial grant of a non-statutory option to purchase 50,000 shares of common stock upon such person’s election or appointment.  Following the effectiveness of the merger between Cellegy and Adamis on April 1, 2009, pursuant to the above provisions each such person received an option to purchase 26,388 shares of common stock.  During the first quarter of fiscal 2010, Messrs. Williams, Rothermel and Adams resigned as directors of the Company.

In addition, subject to the Company’s ability to pay such amounts, non-employee directors are entitled to receive cash directors fees, as follows: each non-employee director is to receive an annual fee of $25,000 per year, paid quarterly; the Chair of the Audit Committee is to receive $10,000 per year; the Chair of the Compensation Committee and the Nominating and Governance Committee is to receive $5,000 per year; and each non-employee director is to receive $1,500 for each meeting attended.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of June 30, 2010, concerning the beneficial ownership of (i) any person known to the Company to be the beneficial owner of more than five percent of the Company’s outstanding common stock, (ii) each current director of the Company, (iii) each executive officer and (iv) all current directors and officers as a group.  Unless indicated otherwise below, the address of each officer or director list below is Adamis Pharmaceuticals Corporation, 2658 Del Mar Heights Road, Suite #555, Del Mar, CA  92014.

The share numbers and percentages in the table below are based on 51,447,953 shares of common stock outstanding.

	Shares
	Beneficially
	Owned (1)	Percent
Directors
Dennis J. Carlo(2)	8,218,000	16.0
Richard L. Aloi(4)	3,593,039	7.0
David J. Marguglio(5)	3,439,904	6.7
Other Officers
Robert O. Hopkins(3)	870,750	1.7
Other Beneficial Owners(8)
G-Max(7)	3,000,000	5.8
All Adamis directors and officers as a group (4 persons) (6)	16,121,693	31.3

(1)
Based upon information supplied by officers, directors and principal stockholders.  Beneficial ownership is determined in accordance with rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares.  Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.  Shares of common stock subject to an option that is currently exercisable or exercisable within 60 days of the date of the table are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Except as otherwise indicated, the address of each of the persons in this table is as follows:  c/o Adamis Pharmaceuticals Corporation, 2658 Del Mar Heights Road, Suite #555, Del Mar, CA  92014.

(2)	6,368,000 of these shares are subject to repurchase rights, as described in Item 11.
(3)	290,250 of these shares are subject to repurchase rights, as described in Item 11.
(4)	2,645,097 of these shares are subject to repurchase rights, as described in Item 11.
(5)	2,537,019 of these shares are subject to repurchase rights, as described in Item 11.
(6)	Includes 11,840,366 shares subject to repurchase rights, as described in Item 11.
(7)
G-Max Trust owns 500,000 shares of common stock and has the right, at any time, to convert part or all of the principal and interest owed under a $500,000 convertible note into common stock at a conversion price equal to $0.20 per share.

(8)
Colby Pharmaceutical Company is the beneficial owner of 1,000,000 shares of common stock.  Pursuant to an assignment, assumption and stock acquisition agreement between Colby and the Company, upon the completion of an equity financing in excess of $2,000,000, the Company will issue Colby Pharmaceuticals an additional 7,500,000 shares of the Company common stock in consideration for the transfer and assignment of certain license agreements by Colby to the Company.

Equity Compensation Plan Information

The following table sets forth, as of July 12, 2010, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	463,007	(1)	$11.21	8,998,234

Equity compensation plans not approved by security holders	431	(2)	2.90	—
				—
Total			$11.22	8,998,234

(1)	Represents shares subject to outstanding options with exercise prices ranging from $173.92 to $1.99 per share and expire between the years 2010 and 2015.
(2)	Represents shares subject to outstanding options and are fully vested with an exercise price $2.90 expire in 2010.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is disclosed in the section entitled “Board Composition” under Item 10 and the disclosures under such items are incorporated herein by reference.

During fiscal year 2010, there were no transactions or series of similar transactions to which the Company was a party in which the amount involved exceeds the lower of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at the end of fiscal year 2010, and in which any current director, executive officer or holder of more than 5% of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation”, except as follows: Dennis Carlo, the chief executive officer of the Company, made a series of loans to the Company for working capital in fiscal 2010. As of March 31, 2010 the outstanding principal amounts under all outstanding loans from Mr. Carlo to the Company total $309,565.  The loans to Mr. Carlo are currently due but are currently subordinated and no payments can be made on the loans until the senior secured convertible notes in the aggregate principal amount of $1.5 million issued on January 13, 2010 have been paid in full. The terms of the loans include an interest rate of 10%.  The loans are secured by the assets of Adamis Laboratories, Inc.

Pursuant to the charter of the Company’s audit committee, the Company’s audit committee has the responsibility to review and approve the terms of all transactions between the Company and any related party, as that term is defined under applicable Nasdaq listing standards; however, compensation arrangements with related parties are reviewed by the the Company compensation committee or the entire the Company Board, and the Board retains the authority to review and approve other related party transactions.  In connection with consideration of related-party transactions, the audit committee or the the Company Board requires full disclosure of material facts concerning the relationship and financial interest of the relevant individuals involved in the transaction, and then determines whether the transaction is fair to the Company.  Approval is by means of a majority of the directors who are not related parties with respect to the transaction and are entitled to vote on the matter.  The Board intends that any transaction with related parties will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Audit Fees and Services

The following table presents fees for professional services rendered by Mayer, Hoffman, McCann P.C., and by Goldstein, Lewin & Co., for the audit of our annual financial statements for the fiscal years 2010 and 2009 respectively, and fees billed for audit-related services, tax services and all other services rendered to us for fiscal years 2010 and 2009 respectively.

Fees	2010	2009
Audit fees and expenses	$132,881	$206,431
Audit-related fees and expenses	0	4,522

Total	$132,881	$210,953

Audit fees and expenses.  Audit fees relate to services related to the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, including review of registration statements filed with the SEC.

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

All other fees.  All other fees include amounts charged by the Company’s auditor's in connection with services not generally considered to be audit or audit related matters.

Pre-Approval Policies

Under our pre-approval policies with respect to our independent accountants, the Audit Committee, the functions of which are currently being performed by all members of the Board of Directors, pre-approves all audit and non-audit services provided by our independent accountants prior to the engagement of the independent accountants for such services.

All fees reported under the headings Audit fees and expenses, Audit-related fees and expenses, Tax fees and All other fees above for 2010 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.  Accordingly, none of the fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

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
Dated: July 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated

	Name	Title	Date
Principal Executive Officer:

	/s/ DENNIS J. CARLO	Chief Executive Officer and Director	July 29, 2010
Dennis J. Carlo

Principal Financial Officer
and Principal Accounting Officer:

	/s/ ROBERT O. HOPKINS	Vice President, Finance, Chief Financial Officer and Secretary	July 29, 2010
Robert O. Hopkins

Directors:

	/s/ *	Director	July 29, 2010
David J. Marguglio

	/s/ *	Director	July 29, 2010
Richard L. Aloi

* By:	/s/ ROBERT O. HOPKINS
Robert O. Hopkins
Attorney-in-fact