Form 10-Q
period 2010-06-30
Adamis Pharmaceuticals Corp
filed 2010-08-23
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐    No   ☒

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of August 23, 2010, was 52,549,639.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

PART I   -  FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010
ASSETS	(Unaudited)	March 31, 2010
CURRENT ASSETS
Cash	$246,369	$290,299
Accounts Receivable	-	5,555
Inventory, Net	1,122	2,709
Prepaid Consulting Fees and Other Current Assets	395,744	13,004
Assets from Discontinued Operations	200,000	350,000

Total Current Assets	843,235	661,567

PROPERTY AND EQUIPMENT, Net	8,884	14,667

Total Assets	$852,119	$676,234
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$1,646,175	$1,560,312
Accrued Other Expenses	305,535	205,981
Accrued Bonuses	1,789,694	1,401,821
Notes Payable	1,704,036	1,472,631
Notes Payable to Related Parties	309,565	309,565

Total Liabilities	5,755,005	4,950,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Issued and Outstanding-None	-	-
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized; 52,549,639 and 50,149,369 Issued, 51,447,953 and 49,047,953 Outstanding, Respectively	5,255	5,015
Additional Paid-in Capital	15,066,494	14,609,235
Common Stock to be Issued	225,000	-
Accumulated Deficit	(20,198,533)	(18,887,224)
Treasury Stock - 1,101,686 Shares	(1,102)	(1,102)

Total Stockholders' Equity (Deficit)	(4,902,886)	(4,274,076)

	$852,119	$676,234

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
REVENUE	$-	$106,470

COST OF GOODS SOLD	-	48,078

Gross Margin	-	58,392

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	989,091	729,627
RESEARCH AND DEVELOPMENT	-	13,015

Loss from Operations	(989,091)	(684,250)

OTHER INCOME (EXPENSE)
Interest Expense	(322,218)	(4,233)

Net (Loss)	$(1,311,309)	$(688,483)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.04)	$(0.02)

Basic and Diluted Weighted Average Shares Outstanding	29,804,516	28,671,722

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)	(Unaudited)

Net Loss	$(1,311,309)	$(688,483)
Adjustments to Reconcile Net Loss to Net
Cash (Used in) Operating Activities:
Depreciation Expense	5,783	4,597
Amortization of Discounts	231,405
Inventory Reserve Adjustment	(48,622)	(4,821)
Amortization of Stock Issued for Services	95,000	-
Stock-Based Compensation Expense	-	23,034
Sales Returns Reserve Adjustment	158,703	(11,308)
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	5,555	(34,503)
Inventory	50,209	6,276
Prepaid Expenses and Other Current Assets	(20,241)	(12,992)
Increase (Decrease) in:
Accounts Payable	85,863	117,443
Accrued Expenses	328,724	339,858

Net Cash (Used in) Operating Activities	(418,930)	(260,899)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Cellergy Pharmaceuticals Acquisition	-	65,114
Cash Received from Sale of Common Stock to be Issued	225,000	-
Net Cash Provided by Investing Activities from Continuing Operations	225,000	65,114

Net Cash Provided by Investing Activities from Discontinued Operations	150,000	-

Net Cash Provided by Investing Activities	375,000	65,114

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Notes Payable to Related Parties	-	172,300
Proceeds from Issuance of Notes Payable to Shareholders	-	15,000

Net Cash Provided by Financing Activities	-	187,300

Increase in Cash	(43,930)	(8,485)

Cash:
Beginning	290,299	17,697

Ending	$246,369	$9,212

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest	$75,373	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Write Off of Deferred Acquisition Costs	$-	$147,747

Note Payable Converted to Equity	$-	$556,610

Discount on Note Payable	$231,405	$-

Stock Issued in Lieu of Services	$95,000	$-

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Adamis Pharmaceuticals Corporation operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Liquidity and Capital Resource

Our cash and cash equivalents were $246,369 and $290,299 at June 30, 2010 and March 31, 2010, respectively.

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

Note 2:  Asset Acquisition and Recapitalization

Cellegy Merger

The stockholders of Cellegy Pharmaceuticals, Inc. (“Old Cellegy”) and the former Adamis Pharmaceuticals Corporation (“Old Adamis”) approved a merger transaction and related matters at an annual meeting of Old Cellegy’s stockholders and at a special meeting of Old Adamis’ stockholders each held on March 23, 2009. On April 1, 2009, Old Cellegy completed the merger transaction with Old Adamis. In connection with the closing of the merger transaction, a promissory note issued by Old Cellegy to Old Adamis reflecting a loan made by Old Adamis to Old Cellegy in connection with the merger transaction was converted into shares of Old Adamis stock, and these shares were immediately cancelled.

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

As a result, the total number of shares of Old Cellegy that were outstanding immediately before the effective time of the merger were converted into approximately 3,000,000 shares of post-Reverse Split shares of common stock of the Company. Pursuant to the terms of the Cellegy Merger Agreement, at the effective time of the merger, each share of Adamis common stock that was issued and outstanding immediately before the effective time of the merger ceased to be outstanding and was converted into the right to receive one share of common stock of the Company. As a result, the Company issued approximately 43,772,989 post-Reverse Split common stock, inclusive of 7,451,304 contingent shares held in escrow which were issuable to  the holders of the outstanding shares of common stock of Old Adamis before the effective time of the merger. Old Adamis was the surviving entity and is a wholly-owned subsidiary of the Company.

Old Adamis security holders owned, immediately after the closing of the merger, approximately 93.5% of the combined company on a fully-diluted basis. Further, Old Adamis directors constitute a majority of the combined company’s board of directors and all members of executive management of the combined company were from old Adamis. Therefore, Old Adamis was deemed to be the acquiring company for accounting purposes and the merger transaction is accounted for as an asset acquisition recapitalization in accordance with accounting principles generally accepted in the United States. As a result, all of the assets and liabilities of Old Cellegy have been reflected in the financial statements at their respective fair market values and no goodwill or other intangibles were recorded as part of acquisition accounting and the cost of the merger is measured at the net liabilities acquired. Transaction costs amounting to $147,747 were expensed upon the merger. The financial statements of the combined entity after the merger reflect the historical results of Old Adamis prior to the merger and do not include the historical financial results of Old Cellegy prior to the completion of the merger. Stockholders’ equity and earnings per share of the combined entity after the merger have been retroactively restated to include the number of shares received by Old Adamis security holders in the merger with the offset to additional paid-in capital.

In connection with the closing of the merger, the Company amended its certificate of incorporation to increase the authorized number of shares of common stock from 50,000,000 to 175,000,000 and the authorized number of shares of preferred stock from 5,000,000 to 10,000,000.

Note 3:  Common Stock

The Company released the remaining 6,732,285 re-purchasable holdback shares related to the HVG Acquisition from escrow during the nine months ended December 31, 2009. The Company’s rights of repurchase related to such shares have not expired, are subject to certain restrictions and are still treated as contingent consideration related to the HVG Acquisition. As a result, no purchase price adjustment was recorded , and the shares were recorded at par value. The shares are considered anti-dilutive due to the outstanding repurchase options. On August 14, 2009, the Company exercised its repurchase option and repurchased 785,686 shares of common stock for treasury at a total cost of $786 in connection with the resignation of the former Vice President of Operations.

On April 6, 2010 the Company entered into an agreement with a consultant to assist with the branding of the Company and its products.  The Company issued 500,000 shares of its common stock, with a value of $100,000, for these services.

On May 1, 2010 the Company entered into a two year consulting agreement with a consultant for  services pertaining to public relations.  The Company issued 1,500,000 share of its common stock, with a value of $315,000, for these services.

On May 1, 2010 the Company entered into a consulting agreement with a consultant to assist the Company in its public relations efforts with investors and markets.  As compensation, the Company issued 250,000 shares of its common stock, with a value of $52,000, and if the Company does not terminate the engagement with 90 days it will be obligated to issue another 250,000 of its common shares.

On May 4, 2010 the Company and a consultant agreed to terminate a consulting services agreement entered into on February 1, 2010.  The Company paid the $70,000 owed under the agreement by issuing 350,000 shares of the Company's common stock.  Further, the Company and Colby Pharmaceuticals reduced 200,000 shares, with a value of $80,000, from the 1,000,000 shares issued to Colby Pharmaceuticals as part of the license acquisition agreement between the Company and Colby Pharmaceuticals.

Note 4: Stock Option Plans, Shares Reserved and Warrant

Old Cellegy’s stockholders approved a new 2009 Equity Incentive Plan (the “2009 Plan”), which became effective upon the closing of the merger with Old Cellegy.  The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”).  In addition, the 2009 Plan provides for the grant of performance cash awards.  The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan is 7,000,000 shares.  The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies.  On January 1, 2010 the total number of shares reserved for issuance under the 2009 Plan increased by 2,327,398 shares, to 9,327,398 shares.

In August 2009, the Company hired an employee, who was granted a stock option by the Company to purchase up to 250,000 shares of common stock. The stock option has an exercise price of $0.22 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. The stock option vests over a period of three years from the date of the grant, and expires on the tenth anniversary of the grant date of the option. The Company estimated that the stock option has a fair market value of $0.11 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 35.4%, a risk-free interest rate of 3.4% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 5.5%.  The Company recorded stock based compensation expense of $29,918 related to such stock options for the year-ended March 31, 2010.

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

The following summarizes outstanding stock options at June 30, 2010:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Option Vested
1995 Equity Incentive Plan	20,641	3.93 Years	$26.38	20,641
2005 Equity Incentive Plan	4,834	5.25 Years	$13.30	4,834
Directors’ Stock Option Plan	6,849	3.54 Years	$41.89	6,849
Non-Plan Stock Options	100,714	3.36 Years	$41.27	100,714
Biosyn Stock Options	431	3.57 Years	$2.90	431
2009 Equity Incentive Plan	250,000	9.02 Years	$0.22	99,537

The Company has reserved shares of common stock for issuance upon exercise at June 30, 2010 as follows:

Biosyn Stock Options	431
Director’s Plan	6,849
Warrants	1,778,245
Non-Plan Stock Options	100,714
1995 Equity Incentive Plan	20,641
2005 Equity Incentive Plan	4,834
2009 Equity Incentive Plan	9,327,398
Total Shares Reserved	11,239,112

The following summarizes warrants outstanding at June 30, 2010:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,245	$57.97 - $173.92	October 22, 2004	2013 – 2014
Old Adamis Warrants	1,000,000	$0.5	November 15, 2007	November 15, 2012
Consultant Warrants	300,000	$0.25	August 26, 2009	August 26, 2014
Consultant Warrants	270,000	$0.20	January 29, 2010	January 29, 2015
Consultant Warrants	200,000	$0.29	October 26, 2009	October 26, 2014

Total Warrants	1,778,245

Note 5:  Inventory

Inventory consists of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)
Respiratory and Allergy Products	$176,501	$226,710
Less: Obsolescence Reserve	(175,379)	(224,001)

Respiratory and Allergy Products, Net	1,122	2,709
Pre-Launch epi Inventory	—	---

Inventory, Net	$1,122	$2,709

Note 6:  Notes Payable

G-Max Trust Note

On December 29, 2009, the Company issued a Convertible Promissory Note (the “G-Max Note”) to The G-Max Trust (the “Investor”) in connection with a private placement to the Investor for gross proceeds of $500,000, and 500,000 shares of common stock of the Company at par value for gross proceeds of $500 as an inducement to enter into the agreement. The market value of the common stock on the date issued was $0.25 per share, for a total value of $125,000. A discount on the note payable of $124,500 was recorded as a result, and is being amortized over the term of the G-Max Note. The stock is restricted for six months from the date issued.  Amortization of the discount, which is included in interest expense was $31,125 for the quarter ended June 30, 2010, at June 30, 2010 the net carry value was $437,750 and the net unamortized discount was $62,250.

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

Gemini Master Fund, Ltd. Note

The Company has completed the closing of a private placement financing transaction (the “January 2010 Financing”) with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement.  The Company issued 10% Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of approximately $1.5 million and 1,500,000 shares of common stock (sold at par value) of the Company, and received gross proceeds of $1.5 million, excluding transaction costs and expenses. The fair market value of the Company's common stock on the date of the transaction was $ 0.41 per share. A discount of approximately $600,000 was calculated as a result, and is being amortized over the life of the Notes. The stock was restricted for six months from the date issued.  Amortization of the discount, which is included in interest expense, was $200,280 for the quarter ended June 30, 2010.  At June 30, 2010, the net carrying amount was $1,262,065 and the net amortized discount was $237,935.  Interest recognized on the contractual coupon was $38,000 (Note 8).

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

Notes Payable to Related Partie

The Company had notes payable to related parties amounting to $309,565 at June 30, 2010, which bear interest at 10%. Accrued interest related to the notes was $37,199 at June 30, 2010.

Note 7:  Legal Matter

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

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti, Case No. 37-201000088584, was filed in San Diego Superior Court in May 2010. Plaintiffs are affiliated Cosmo Bioscience entities who claim to have sublicensed certain patented technology from Eurogen BV, an entity wholly owned and controlled by Maurizio Zanetti. Plaintiffs claim that Zanetti wrongfully terminated their license, and further that Zanetti improperly licensed the same technology to Adamis in violation of plaintiffs’ exclusive license agreement. Plaintiffs assert a single claim for declaratory relief seeking a declaration that the Cosmo sublicense is in full force and effect, and that the Adamis license is invalid. In a previous effort to assert claims with respect to the technology, one of the principals of Cosmo had previously claimed to be a co-inventor of the patents involved in the lawsuit – a claim which was rejected by a U.S. federal district court.  Adamis believes that the plaintiffs’ complaint is without merit and intends to vigorously assert and defend its rights in the technology that are the subject of the lawsuit. Zanetti filed a motion to compel arbitration on July 26, 2010 and Adamis  filed a  motion to stay the litigation pending resolution of the arbitration on July 27, 2010. Those motions are set to be heard on November 29, 2010.  In addition, Adamis, through its counsel, has notified the Cosmo entities that it has reason to believe that Cosmo is engaging in activities that violate or interfere with Adamis’ rights to the technologies licensed to Adamis, and that any use of the technologies by Cosmo may be an unlawful infringement on the patents exclusively licensed to Adamis.

Curtis Leahy, et. al. v. Dennis J. Carlo, et al.

In May 2010, Curtis Leahy, et. al. v. Dennis J. Carlo, et al., Case Number 37-2010-00092524-CU-FR-CTL, was filed in San Diego Superior Court, and plaintiffs subsequently filed an amended complaint on June 18, 2010. The plaintiffs —Antaeus Capital Partners, Curtis Leahy, and David Amron – are Adamis shareholders.  The defendants named in the Complaint are the Company, Dennis Carlo, David Marguglio, Robert Hopkins, and Richard Aloi, who are officers and/or directors of the company.  Plaintiffs allege that defendants misrepresented and omitted material information in private placement memoranda distributed by Adamis in 2006 and 2008 regarding, among other things, Adamis’ license rights with respect to certain patented anti-viral technology; this claim appears to be based in part on the allegations of the Cosmo plaintiffs in the Cosmo lawsuit described above. Based on these purported misrepresentations and omissions, plaintiffs assert claims for violations of Sections 25401, 25501 and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation on behalf of a putative class of shareholders who purchased stock pursuant to either or both of the Company’s 2006 and 2008 Private Placement Memoranda. Plaintiffs seek damages amounting to the difference between the purchase price of their stock and the current share price, or the price at which they previously sold their stock.

Plaintiffs also allege that defendants breached their fiduciary duties as directors and officers of Adamis with respect to certain corporate transactions, including the HVG transaction in 2007, the Cellegy merger in 2008, and the Gemini and G-Max financing transactions in fiscal 2010. Plaintiffs allege that these transactions were not in the best interest of the Company and did not achieve their stated objectives. Plaintiffs further allege that the director defendants collected excessive compensation in fiscal years 2008 and 2009, and assert that the Company should have exercised its right to repurchase certain shares issued to defendants and other senior managers pursuant to the Stock Repurchase Agreements in 2008 rather than amend those agreements to extend the dates for meeting the applicable performance criteria. Based on these allegations, plaintiffs assert claims for breach of fiduciary duty, unjust enrichment and constructive trust, declaratory relief, and injunctive relief.  Adamis believes that the complaint is without merit, and Adamis intends to vigorously defend the claim and may assert any available counterclaims.   On July 19, 2010, Adamis filed both a motion to strike certain allegations of the Complaint and a demurrer to six of the seven claims in the Complaint on the grounds that plaintiffs failed to state a claim.  Those motions will be heard on October 25, 2010.

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

Note 8:  Subsequent Event

Note Conversion

During July and August 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of 1,225,528 shares were issued in the conversion of notes worth a total of $245,106.

Consulting Agreement

On July 15, 2010 the Company entered into an 18 month agreement with a consultant to provide general consulting services relating to investor relations and public relations.  The Company issued 1,000,000 shares of its common stock for these services.

ITEM  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion of Adamis’ financial condition and results of operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in Adamis’ operations, development efforts and business environment, the other risks and uncertainties described in the section entitled “Risk Factors” in the most recent Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, and the other risks and uncertainties described elsewhere in this report. All forward-looking statements included in this report are based on information available to Adamis as of the date hereof, and except as may be required under the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, Adamis assumes no obligation to update any such forward-looking statements.

General

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

Adamis Labs is a specialty pharmaceutical company that Adamis acquired in April 2007.  Adamis has a line of prescription products in the anti-inflammatory, allergy and respiratory field that are currently commercialized by the Company.  Adamis’ Epinephrine Injection USP 1:1000 (0.3mg Pre-Filled Single Dose Syringe) product, or the single dose PFS Syringe product, a pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock, was launched in July 2009; however, full commercial launch has been materially slowed by insufficient funding, to support the full launch. Additional product candidates in its product pipeline include a generic inhaled nasal steroid for the treatment of seasonal and perennial allergic rhinitis, and two other respiratory products (a generic HFA albuterol inhaler and a generic HFA beclomethsone inhaler).

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

Adamis’ general business strategy is to increase revenue through a full commercial launch of the Single Dose Epinepherine Pre-Filled Syringe and its existing and proposed allergy and respiratory products in order to generate cash flow to help support the cancer and vaccine product development efforts of Adamis Viral.  Adamis believes that the potential for increased revenues of specialty pharmaceuticals will be driven by the PFS Syringe product if fully launched and by the generic inhaled nasal steroid product candidate if developed and launched.

To achieve these goals, as well as to support the overall strategy, Adamis will need to raise a substantial amount of funding and make substantial investments in equipment, new product development and working capital.

Effective April I, 2009, the former Adamis Pharmaceueticals Corporation ("Old Adamis") completed a business combination transaction with Cellegy Pharmaceuticals, Inc. ("Old Cellegy"). Before the merger, Old Cellegy was a public company and Old Adamis was a private company. In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction, Old Cellegy changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation, and Old Adamis changed its corporate name to Adamis Corporation. Pursuant to the terms of the merger agreement, Old Cellegy effected a reverse stock split of its common stock immediately before the consummation of the merger. Pursuant to this reverse stock split, each approximately 10 shares of common stock of Old Cellegy that were issued and outstanding immediately before the effective time of the merger were converted into one share of Old Cellegy common stock. As a result, the total number of shares of Old Cellegy that were outstanding immediately before the effective time of the merger were converted into approximately 3,000,000 shares of post-reverse split shares of common stock of Old Cellegy. Pursuant to the terms of the merger agreement, at the effective time of the merger each share of Old Adamis common stock that was issued and outstanding immediately before the effective time of the merger ceased to be outstanding and was converted into the right to receive one share of Adamis common stock. As a result, approximately 43,800,000 shares of Adamis common stock were issued and/or are issuable to the holders of the outstanding shares of common stock of Old Adamis before the effective time of the merger. Old Adamis, renamed Adamis Corporation, was the surviving entity as a wholly-owned subsidiary of Adamis.

Critical Accounting Policies and Estimate

Adamis has identified below some of its more significant accounting policies. For further discussion of Adamis’ accounting policies, see Note 1 in the Notes to the Adamis Consolidated Financial Statements.

Principles of Consolidation.  The accompanying consolidated financial statements include Adamis and its wholly owned operating subsidiaries, Adamis Labs and Adamis Viral. All significant intra-entity balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements.  In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605); Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for fiscal years beginning after June 15, 2010 and interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing the impact of ASU 2010-17 on its future consolidated financial statements.

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

Accounts Receivable, Allowance for Doubtful Accounts and Sales Returns.  Trade accounts receivable are stated net of an allowance for doubtful accounts and sales returns. Adamis estimates an allowance based on its historical experience of the relationship between actual bad debts and net credit sales. At June 30, 2010, and March 31, 2010, no allowance for doubtful accounts was recorded. Adamis has established an allowance for sales returns based on management’s best estimate of probable loss inherent in the accounts receivable balance. Management determines the allowance based on current credit conditions, historical experience, and other currently available information.

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

Results of Operation

Three Months Ended June 30, 2010 and 2009

Revenues and Cost of Sales. Adamis had revenues of  $0 and approximately $106,000 for the three months ending June 30, 2010 and 2009, respectively.  The approximately $106,000 reduction in revenues for the first three months of fiscal 2010 compared to the comparable period of last year was due to the result of the absence of sales activity relating to the Aerohist, Aerohist Plus, Aerokid, and PFS Syringe products.  Cost of sales for the three months ending June 30, 2010 and 2009 were $0 and approximately  $48,000, respectively.  The difference of approximately $48,000 was associated with the reduction in revenue, due to the absence of sales of the aforementioned products.

Research and Development Expense. Adamis incurred no research and development expenses for the three months ended June 30, 2010 and approximately $13,000 in the three month period ended June 30, 2009.  The reduction of research and development for the two comparative periods was caused by the completion of the prefilled PFS Syringe product and a reduction in research and development activities in light of limited available funds.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ending June 30, 2010 and 2009 were approximately $989,000 and $729,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, consulting fees and employee salaries.  The increase in comparative three month period expense levels was primarily a result of increased interest expense, consulting fees, and salaries, offset somewhat by decreased legal fees, accounting fees and other related expenses.

Other Income (Expenses).  Interest expense for the three month period ending June 30, 2010 and 2009 was approximately $322,000 and $4,000, respectively.  Interest consists primarily of interest expense paid in connection with various notes payable. The increase in interest expense for the three month period ended June 30, 2010 in comparison to the same period for 2009 was due to interest from two debt instruments.

Liquidity and Capital Resource

Adamis’ cash was approximately $246,000 and $290,000 as of June 30, 2010 and March 31, 2010, respectively. The decrease in cash was primarily the result of reduced sales against operating expenses.

Net cash used in operating activities for the three months ended June 30, 2010 and 2009 were approximately $419,000 and $261,000, respectively.  Adamis expects net cash used in operating activities to increase going forward as it engages in additional product research and development activities, pursues additional expansion of its sales base and other business activities, assuming that it is able to obtain sufficient funding.

Net cash provided by investing activities was approximately $375,000 and $65,000 for the three months ended June 30, 2010 and 2009.  Results for the quarter ended June 30, 2010 were affected by proceeds received from new investors and the partial collection of an amount owed from discontinued operations.

Net cash provided by financing activities was $0 for the three months ended June 30, 2010 and net cash provided by financing activities was approximately $187,000 for the three months ended June 30, 2009.  The differences between the two periods were due to no proceeds from notes payable.

At June 30, 2010, Adamis had small cash balances and substantial liabilities and obligations.  Even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized from the PFS Syringe product or other products, and during this period Adamis will require additional funds, the availability of which cannot be assured. Consequently, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, Adamis will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

Additional financing will be required to support sales and marketing efforts relating to the syringe product, product development and marketing efforts for the Adamis Labs products, continued product research and development on the Company’s cancer and vaccine technology, and fund any product or company acquisition opportunities, and cash flow from the Adamis Labs’ operations are not expected to provide sufficient cash to fund Adamis’ overall cash requirements for the foreseeable future.  Adamis’ future capital requirements will depend upon numerous factors, including the following:

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

Off Balance Sheet Arrangement

At June 30, 2010, Adamis did not have any off balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4.  Controls and Procedure

Evaluation of Disclosure Controls and Procedure

In connection with the preparation of this quarterly report on Form 10-Q an evaluation was carried out by the Company's management, with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, Executive Officer and Accounting Officer concluded that disclosure controls and procedures were not effective as of June 30, 2010, for the reasons set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2010, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processes, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure..

Changes in Internal Control

There has been no change in our internal control over financial reporting that occurred, during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -  OTHER INFORMATION

ITEM 1. Legal Proceeding

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

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti, Case No. 37-201000088584, was filed in San Diego Superior Court in May 2010. Plaintiffs are affiliated Cosmo Bioscience entities who claim to have sublicensed certain patented technology from Eurogen BV, an entity wholly owned and controlled by Maurizio Zanetti. Plaintiffs claim that Zanetti wrongfully terminated their license, and further that Zanetti improperly licensed the same technology to Adamis in violation of plaintiffs’ exclusive license agreement. Plaintiffs assert a single claim for declaratory relief seeking a declaration that the Cosmo sublicense is in full force and effect, and that the Adamis license is invalid. In a previous effort to assert claims with respect to the technology, one of the principals of Cosmo had previously claimed to be a co-inventor of the patents involved in the lawsuit – a claim which was rejected by a U.S. federal district court.  Adamis believes that the plaintiffs’ complaint is without merit and intends to vigorously assert and defend its rights in the technology that are the subject of the lawsuit. Zanetti filed a motion to compel arbitration on July 26, 2010 and Adamis  filed a  motion to stay the litigation pending resolution of the arbitration on July 27, 2010. Those motions are set to be heard on November 29, 2010.  In addition, Adamis, through its counsel, has notified the Cosmo entities that it has reason to believe that Cosmo is engaging in activities that violate or interfere with Adamis’ rights to the technologies licensed to Adamis, and that any use of the technologies by Cosmo may be an unlawful infringement on the patents exclusively licensed to Adamis.

Curtis Leahy, et. al. v. Dennis J. Carlo, et al.

In May 2010, Curtis Leahy, et. al. v. Dennis J. Carlo, et al., Case Number 37-2010-00092524-CU-FR-CTL, was filed in San Diego Superior Court, and plaintiffs subsequently filed an amended complaint on June 18, 2010. The plaintiffs —Antaeus Capital Partners, Curtis Leahy, and David Amron – are Adamis shareholders.  The defendants named in the Complaint are the Company, Dennis Carlo, David Marguglio, Robert Hopkins, and Richard Aloi, who are officers and/or directors of the company.  Plaintiffs allege that defendants misrepresented and omitted material information in private placement memoranda distributed by Adamis in 2006 and 2008 regarding, among other things, Adamis’ license rights with respect to certain patented anti-viral technology; this claim appears to be based in part on the allegations of the Cosmo plaintiffs in the Cosmo lawsuit described above. Based on these purported misrepresentations and omissions, plaintiffs assert claims for violations of Sections 25401, 25501 and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation on behalf of a putative class of shareholders who purchased stock pursuant to either or both of the Company’s 2006 and 2008 Private Placement Memoranda. Plaintiffs seek damages amounting to the difference between the purchase price of their stock and the current share price, or the price at which they previously sold their stock.

Plaintiffs also allege that defendants breached their fiduciary duties as directors and officers of Adamis with respect to certain corporate transactions, including the HVG transaction in 2007, the Cellegy merger in 2008, and the Gemini and G-Max financing transactions in fiscal 2010. Plaintiffs allege that these transactions were not in the best interest of the Company and did not achieve their stated objectives. Plaintiffs further allege that the director defendants collected excessive compensation in fiscal years 2008 and 2009, and assert that the Company should have exercised its right to repurchase certain shares issued to defendants and other senior managers pursuant to the Stock Repurchase Agreements in 2008 rather than amend those agreements to extend the dates for meeting the applicable performance criteria. Based on these allegations, plaintiffs assert claims for breach of fiduciary duty, unjust enrichment and constructive trust, declaratory relief, and injunctive relief.  Adamis believes that the complaint is without merit, and Adamis intends to vigorously defend the claim and may assert any available counterclaims.   On July 19, 2010, Adamis filed both a motion to strike certain allegations of the Complaint and a demurrer to six of the seven claims in the Complaint on the grounds that plaintiffs failed to state a claim.  Those motions will be heard on October 25, 2010.

The litigation described in this section could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses. An adverse outcome in any such litigation could have a material adverse effect on Adamis.

ITEM 1A.  Risk Factor

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item.  Risks and uncertainties relating to the amount of cash and cash equivalents at June 30, 2010 are discussed above under the heading, “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference.  Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceed

On April 6, 2010 the Company entered into an agreement with a consultant to assist with the branding of the Company and its products.  The Company issued 500,000 shares of its common stock, with a value of $100,000, for these services.

On May 1, 2010 the Company entered into a two year consulting agreement with a consultant for  services pertaining to public relations.  The Company issued 1,500,000 share of its common stock, with a value of $315,000, for these services.

On May 1, 2010 the Company entered into a consulting agreement with a consultant to assist the Company in its public relations efforts with investors and markets.  As compensation, the Company issued 250,000 shares of its common stock, with a value of $52,000, and if the Company does not terminate the engagement with 90 days it will be obligated to issue another 250,000 of its common shares.

On May 4, 2010 the Company and a consultant agreed to terminate a consulting services agreement entered into on February 1, 2010.  The Company paid the $70,000 owed under the agreement by issuing 350,000 shares of the Company's common stock.  Further, the Company and Colby Pharmaceuticals reduced 200,000 shares, with a value of $80,000, from the 1,000,000 shares issued to Colby Pharmaceuticals as part of the license acquisition agreement between the Company and Colby Pharmaceuticals.

On July 15, 2010, the Company entered into an 18 month agreement with a consultant to provide general consulting services.  The Company issued 1,000,000 shares of its common stock for these services.

During July and August 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of 1,225,528 shares were issued in the conversion of notes worth a total of $245,106.

All of the above issuances were made without any public solicitation, to a limited number of employees, consultants and shareholders and were acquired for investment purposes only.  The securities were issued in reliance on the private placement exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4. (Removed and Reserved)

ITEM 5.  Other Information

None

ITEM 6.  Exhibit

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS CORPORATION

Date:	August 23, 2010	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date:	August 23, 2010	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer