Form 10-Q
period 2010-09-30
Adamis Pharmaceuticals Corp
filed 2010-11-18
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 12, 2010, was 85,655,332.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010
ASSETS	(Unaudited)	March 31, 2010
CURRENT ASSETS
Cash	$97,637	$290,299
Accounts Receivable	-	5,555
Inventory, Net	-	2,709
Prepaid Consulting Fees and Other Current Assets	441,769	13,004
Assets from Discontinued Operations	200,000	350,000
Total Current Assets	739,406	661,567
PROPERTY AND EQUIPMENT, Net	3,101	14,667
Total Assets	$742,507	$676,234
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$1,782,926	$1,560,312
Accrued Other Expenses	439,991	205,981
Accrued Bonuses	959,630	1,401,821
Notes Payable	1,533,875	1,472,631
Notes Payable to Related Parties	309,565	309,565
Total Liabilities	5,025,987	4,950,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Issued and Outstanding-None	-	-
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized; 57,305,167 and 50,149,639 Issued, 52,076,979 and 49,047,953 Outstanding, Respectively	5,731	5,015
Additional Paid-in Capital	17,239,875	14,609,235
Common Stock to be Issued	100,000	-
Accumulated Deficit	(21,623,857)	(18,887,224)
Treasury Stock - 5,228,188 and 1,101,686 Shares, Respectively	(5,229)	(1,102)
Total Stockholders' Equity (Deficit)	(4,283,480)	(4,274,076)
	$742,507	$676,234

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements

Index

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$125,870	$-	$232,340

COST OF GOODS SOLD	-	19,496	-	67,574
Gross Margin	-	106,374	-	164,766

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,095,234	552,658	2,084,325	1,282,585
RESEARCH AND DEVELOPMENT	17,296	85,548	17,296	98,563
Loss from Operations	(1,112,530)	(531,832)	(2,101,621)	(1,216,382)

OTHER INCOME (EXPENSE)
Interest Expense	(318,394)	(8,250)	(640,612)	(12,483)
Gain on Sale of Asset	5,600		5,600

Net (Loss)	$(1,425,324)	$(540,082)	$(2,736,633)	$(1,228,865)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.05)	$(0.02)	$(0.09)	$(0.04)
Basic and Diluted Weighted Average Shares Outstanding	31,614,254	28,249,925	30,878,637	28,529,015

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements

Index

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)	(Unaudited)
Net Loss	$(2,736,633)	$(1,228,865)
Adjustments to Reconcile Net Loss to Net
Cash (Used in) Operating Activities:
Depreciation Expense	11,566	9,195
Stock Issued for Interest	105	-
Consulting Expense Paid in Common Stock		9,000
Reduction of Compensation Upon Forgiveness of Accrued Bonus	(129,977)
Amortization of Discounts	496,244
Inventory Reserve Adjustment	(222,878)	1,733
Amortization of Stock Issued for Services	232,570	-
Stock-Based Compensation Expense	74,964	24,702
Sales Returns Reserve Adjustment	306,232	1,480
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	5,555	(22,728)
Inventory	225,587	(34,847)
Prepaid Expenses and Other Current Assets	(3,835)	13,838
Increase (Decrease) in:
Accounts Payable	222,614	428,656
Accrued Expenses	684,351	577,286
Net Cash (Used in) Operating Activities	(835,535)	(220,550)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Cellergy Pharmaceuticals Acquisition	-	65,114
Loans to Related Parties		(76,732)
Purchase of Property and Equipment		(4,888)
Cash Received from Sale of Common Stock and Common Stock to be Issued	495,000	-
Net Cash Provided by (Used in) Investing Activities from Continuing Operations	495,000	(16,506)
Net Cash Provided by Investing Activities from Discontinued Operations	150,000	-
Net Cash Provided by (Used in) Investing Activities	645,000	(16,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Notes Payable to Related Parties	-	234,800
Purchase of Treasury Stock	(4,127)	(786)
Net Cash Provided by (Used in) Financing Activities	(4,127)	234,014
Decrease in Cash	(192,662)	(3,042)
Cash:
Beginning	290,299	17,697
Ending	$97,637	$14,655

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements

Index

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$121,020	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Release of Share of Common Stock from Escrow	$-	$673
Stock Issued for Interest	150	-
Note Payable Converted to Equity	$435,000	$556,610
Stock-Based Compensation Expense	79,964	24,702
Discount on Note Payable	$496,244	$-
Stock Issued in Lieu of Services	$232,570	$-

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements

Index

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

Liquidity and Capital Resources

Our cash and cash equivalents were $97,637 and $290,299 at September 30, 2010 and March 31, 2010, respectively.

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

Private Placement Financing Transaction

On November 10, 2010, Adamis completed a private placement transaction (the “Financing”) pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”).  The Purchase Agreement provides for the sale of up to 40,000,000 shares of common stock of Adamis to a foreign institutional investor (the “Purchaser”), at a price of $0.25 per share, for up to $10 million of gross proceeds.  An initial closing was held on November 10, 2010 pursuant to which the Company received $5,000,000 in gross proceeds and issued 20,000,000 shares of common stock.

The Purchase Agreement provides for two potential subsequent closings (the “Milestone Closings”).  At each Milestone Closing, the Purchaser has agreed to invest $2.5 million if the milestones relating to that Milestone Closing have been achieved and certain other customary closing conditions, including the absence of a material adverse event affecting the Company and the representations and warranties of the Company in the Purchase Agreement being true and correct as of the date of the Milestone Closing, are satisfied.    The Purchase Agreement provides for a period of time, from January 1, 2011 through April 30, 2011, for satisfaction of the milestones.

Index

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

Index

Note 3:  Common Stock

Old Adamis released the remaining 6,732,285 re-purchasable holdback shares related to Old Adamis' acquisition of Healthcare Ventures Group (the "HVG Acquisition") in April 2007 from escrow during the nine months ended December 31, 2009. These shares remained subject to contractual rights of repurchase and were treated as contingent consideration. As a result, no purchase price adjustment was recorded, the shares were recorded at par value, and the shares were considered anti-dilutive due to the outstanding repurchase options. During fiscal 2009, 1,438,039 of the restricted shares were transferred from a former officer of Old Adamis to employees, officers and directors. On August 14, 2009, the Company exercised its repurchase option and repurchased 785,686 shares of common stock at a total cost of $786 from a former officer of the Company. 200,000 shares of the 785,686 repurchased shares held as treasury stock were part of the earlier transfer of shares in fiscal 2009. On September 27, 2010, the Company repurchased 2,551,502 shares of common stock that were originally part of the holdback shares relating to the HVG Acquisition, pursuant to repurchase rights in stock restriction agreements with the holders of those shares, for an aggregate price of $2,551.50. During September 2010, the Company determined not to exercise its right of repurchase under the stock restriction agreements relating to 2,645,097 shares held by an officer and director of the Company, such person agreed not to seek any amounts for past compensation relating to approximately $77,000 of accrued bonus liability previously reflected on the Company's financial statements, and the accrued bonus liability was accordingly reduced on the Company's financial statements and included in additional paid-in capital, or compensation expense, accordingly.

On April 6, 2010 the Company entered into an agreement with a consultant to assist with the branding of the Company and its products.  The Company issued 500,000 shares of its common stock, with a value of $100,000, for these services. The value was capitalized and is being amortized over the term of the agreement.

On May 1, 2010 the Company entered into a two year consulting agreement with a consultant for  services pertaining to public relations.  The Company issued 1,500,000 share of its common stock, with a value of $315,000, for these services. The value was capitalized and is being amortized over the term of the agreement.

On May 1, 2010 the Company entered into a consulting agreement with a consultant to assist the Company in its public relations efforts with investors and markets.  As compensation, the Company issued 250,000 shares of its common stock, with a value of $52,000. The value was capitalized and is being amortized over the term of the agreement.

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

During the second fiscal quarter ending September 30, 2010, the Company issued 1,580,000 shares of common stock and 400,000 shares to be issued to a small number of sophisticated investors in financing transactions for at a price of $0.25 per share, for gross proceeds of  $495,000.

During July, August, and September, 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock. A total of approximately 2,175,528 shares were issued in the conversion of notes with a total converted amount of $435,106.

On July 21, 2010 the Company entered into an 18-month consultant agreement with a consultant for services pertaining to public relations.  The Company issued 1,000,000 shares of its common stock, with a value of $200,000, for these services.

On September 27, 2010, the Company repurchased   1,575,000 shares of common stock pursuant to repurchase rights in stock restriction agreements from a former officer, for  $1,575.

Note 4: Stock Option Plans, Shares Reserved and Warrants

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

Index

On January 1, 2010 the total number of shares reserved for issuance under the 2009 Plan increased by 2,327,398 shares, to 9,327,398 shares.

In August 2009, the Company hired an employee, who was granted a stock option by the Company to purchase up to 250,000 shares of common stock. The stock option has an exercise price of $0.22 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. The stock option vests over a period of three years from the date of the grant, and expires on the tenth anniversary of the grant date of the option. The Company estimated that the stock option has a fair market value of $0.11 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 35.4%, a risk-free interest rate of 3.4% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 5.5%.  The Company recorded stock based compensation expense of $29,918 related to such stock options for the year-ended March 31, 2010.  The balance of the options issued to the employee were accelerated by the Company resulting in an expense of $19,097 for the quarter ended September 30, 2010.

In August 2009, the Company issued warrants to purchase up to 600,000 shares of common stock to consultants retained to assist the Company in fund-raising efforts. The warrants have an exercise price of $0.25 per share, which is equal to the fair market value of the Company’s common stock at the date of grant. The options have a five year term and expire on August 26, 2014.

In October 2009, the Company issued warrants to purchase up to 200,000 shares of common stock to consultants retained to assist the Company in fund-raising efforts.  The warrants have an exercise price of $0.29 per share, which is equal to the fair market value of the Company’s common stock at the date of grant.  The warrants have a five year term and expire on October 26, 2014.

In September 2010, the Company issued options to purchase up to 625,398 shares of common stock to officers and non-officer employees.  An officer received approximately 160,000 and two employees received approximately 300,000 and 170,000 respectively  The stock options have an exercise price of $0.27 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. The stock options vest and are exercisable in full as of the date of the grant, and expire on the tenth anniversary of the grant date of the options. The Company estimated that the stock options have a fair market value of $0.12 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 31.7%, a risk-free interest rate of 2.6% based on the 10-year Treasury Rate at the date of the grant and no dividends.  The options have a value of $75,048. The Company recorded stock based compensation expense of $55,868 related to such stock options for the quarter ended September 30, 2010.  The officer and one of the employees relinquished their rights to accrued bonuses worth approximately $210,000.

In September 2010, the Company issued options to purchase up to 2,525,000 shares of common stock to officers and non-officer employees.  The stock options have an exercise price of $0.27 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. The stock options vest over a period of three years from the date of the grant, and expire on the tenth anniversary of the grant date of the options. The Company estimated that the stock options have a fair market value of $0.12 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 31.7%, a risk-free interest rate of 2.6% based on the 10-year Treasury Rate at the date of the grant and no dividends.  The options have a value of $303,000, which is to be expensed on a straight-line basis over the three-year vesting period commencing October 1, 2010.

In September 2010, the Company released the restrictions of approximately 9,776,000 shares of common stock held by three officers and directors.  The officers and directors relinquished their rights to accrued bonuses worth approximately $328,000, resulting in an increase to additional paid-in capital.

Index

The following summarizes outstanding stock options at September 30, 2010:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested

Non-Plan Stock Options	100,714	3.10 Years	$41.27	100,714

2009 Equity Incentive Plan	3,400,398	9.81 Years	$.27	875,398

The following summarizes warrants outstanding at September 30, 2010:
	Warrant Shares		Date Issued
		Exercise Price Per Share		Expiration Date
Biosyn Warrants	8,245	$57.97 - $173.92	October 22, 2004	2013 - 2014
Old Adamis Warrants	1,000,000	$0.5	November 15, 2007	November 15, 2012
Consultant Warrants	300,000	$0.25	August 26, 2009	August 26, 2014
Consultant Warrants	270,000	$0.20	January 29, 2010	January 29, 2015
Consultant Warrants	200,000	$0.29	October 26, 2009	October 26, 2014
Various Investors	495,000	$0.30	June 14, 2010 - September 15, 2010	June 14, 2015 - September 15, 2015

Total Warrants	2,273,245

The Company has reserved shares of common stock for issuance upon exercise at September 30, 2010 as follows:

Warrants	2,273,245
Non-Plan Stock Options	100,714

2009 Equity Incentive Plan	9,327,398
Total Shares Reserved	11,701,357

Index

Note 5:  Inventory

Inventory consists of the following:

	September 30, 2010	March 31, 2010
	(Unaudited)
Respiratory and Allergy Products	$0	$226,710
Less: Obsolescence Reserve	(0)	(224,001)

Respiratory and Allergy Products, Net	0	2,709
Pre-Launch epi Inventory	—	---

Inventory, Net	$0	$2,709

Note 6:  Notes Payable

G-Max Trust Note

On December 29, 2009, the Company issued a Convertible Promissory Note (the “G-Max Note”) to The G-Max Trust (the “Investor”) in connection with a private placement to the Investor for gross proceeds of $500,000, and 500,000 shares of common stock of the Company at par value for gross proceeds of $500 as an inducement to enter into the agreement. The market value of the common stock on the date issued was $0.25 per share, for a total value of $125,000. A discount on the note payable of $124,500 was recorded as a result, and is being amortized over the term of the G-Max Note. The stock was restricted for six months from the date issued.  Amortization of the discount, which is included in interest expense was $31,125 and $62,250 for the three and six months ended September 30, 2010, respectively.  At September 30, 2010 the net carrying value was $468,875 and the unamortized discount was $31,125.

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

Index

The G-Max Note includes piggyback registration rights providing that at any time after December 29, 2010, if the Shares and the shares of common stock issuable upon conversion of the G-Max Note (together with the Shares, the “Transaction Shares”) cannot be sold without restriction pursuant to SEC Rule 144, then if the Company files a registration statement pursuant to the Securities Act of 1933, as amended (the “Act”) at any time on or before December 29, 2010, relating to an offering for the account of others under the Act of any of its equity securities (other than on Form S-4 or Form S-8 (each as promulgated under the Act) or their then equivalents), then the Company will promptly notify the Investor and will include in such registration and any related qualification under blue sky laws or other compliance, and in any underwriting involved therein, all Transaction Shares specified by the Investor.  The Company will pay the registration fees relating to the inclusion of the Transaction Shares in the registration statement.

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

Gemini Master Fund, Ltd. Notes

In January 2010, the Company completed the closing of a private placement financing transaction (the “January 2010 Financing”) with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement.  The Company issued 10% Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of approximately $1.5 million and 1,500,000 shares of common stock (sold at par value) of the Company, and received gross proceeds of $1.5 million, excluding transaction costs and expenses. The fair market value of the Company's common stock on the date of the transaction was $ 0.41 per share. A discount of approximately $600,000 was calculated as a result, and is being amortized over the life of the Notes. The stock was restricted for six months from the date issued.  Amortization of the discount, which is included in interest expense, was $233,714 for the quarter ended and $116,857 for the six months ended September 30, 2010.  At September 30, 2010, the discount was fully amortized and the carrying  amount was $1,500,000, prior to any conversions.  Interest recognized on the contractual coupon was $32,870 for the quarter ended and $70,786 for the six months ended September 30, 2010 (Note 8).

Interest on the Notes is payable at a rate of 10% per annum and is payable monthly on the first business day of each month.  Principal and any accrued and unpaid interest was due and payable nine months after the date of the Notes.  On October 10, 2010 the note holders agreed to extend the maturity date by two months to December 10, 2010.  The existing terms and conditions of the notes remain the same during the two month extension.  The Notes are convertible into shares of the Company’s common stock at any time at the discretion of the investor at an initial conversion price per share of $0.20, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Notes.  The conversion price is also subject to price anti-dilution adjustments providing that if the Company issues equity securities or securities convertible into equity securities at an effective price per share below the conversion price of the Notes (subject to certain exceptions), the conversion price of the Notes will be adjusted downward to equal the price of the new securities. The conversion feature is considered beneficial to the investors due to the purchase of the discounted shares. The estimated value of the beneficial conversion feature is approximately $2.2 million. The entire amount was recorded as interest expense upon issuance since the Notes are convertible at any time. The effective interest rate of the Notes is 210.4% after considering the discount and beneficial conversion feature.

Index

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

During July, August, and September, 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock. A total of approximately 2,175,528 shares were issued in the conversion of notes with a total converted amount of $435,105, including interest.

Notes Payable to Related Parties

The Company had notes payable to related parties amounting to $309,565 at September 30, 2010, which bear interest at 10%. Accrued interest related to the notes was $45,002 at September 30, 2010.

Note 7:  Legal Matters

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

Index

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

Plaintiffs also allege that defendants breached their fiduciary duties as directors and officers of Adamis with respect to certain corporate transactions, including the HVG transaction in 2007, the Cellegy merger in 2008, and the Gemini and G-Max financing transactions in fiscal 2010. Plaintiffs allege that these transactions were not in the best interest of the Company and did not achieve their stated objectives. Plaintiffs further allege that the director defendants collected excessive compensation in fiscal years 2008 and 2009, and assert that the Company should have exercised its right to repurchase certain shares issued to defendants and other senior managers pursuant to the Stock Repurchase Agreements in 2008 rather than amend those agreements to extend the dates for meeting the applicable performance criteria. Based on these allegations, plaintiffs assert claims for breach of fiduciary duty, unjust enrichment and constructive trust, declaratory relief, and injunctive relief.  Adamis believes that the complaint is without merit, and Adamis intends to vigorously defend the claim and may assert any available counterclaims.   On October 22, 2010, in response to a demurrer filed by the Company, the San Diego Superior Court issued an order dismissing all of the plaintiffs’ claims other than the California Corporations Code claims related to the Company’s 2006 and 2008 private placement memorandums.  The judge granted  plaintiffs leave to file an amended complaint.  If the plaintiffs choose to file an amended complaint, the order provides that it is due no later than November 22, 2010.

Agape World, Inc.

Agape World, Inc. is a company involved in an involuntary bankruptcy proceeding filed in 2009. Its principal, Nicholas Cosmo, was indicted and faces criminal trial on many counts of wire fraud and other claims, based on allegations that he operated a Ponzi scheme through Agape and other entities. More than one year before the date of this Report on Form 10-Q, the bankruptcy trustee of Agape contacted the Company by telephone, asserting that Agape World paid $1 million to the Company for 2 million shares of common stock of the Company, but that the stock was issued not to Agape World but instead to Mr. Cosmo, a principal of Agape World, and claiming that this constituted a fraudulent transfer. The Company believes that the trustee has recovered the stock from the principal. The Company responded to the trustee denying any fraudulent transfer or any other basis for a claim by the trustee. There has been no further communication between the trustee and Adamis for more than one year, and no suit or any action has been filed against the Company. Management believes that the trustee has no basis for any fraudulent transfer or other claims against the Company. Due to the limited nature of discussions with Agape, the early stage of this matter and the facts in this case, the outcome of this matter cannot be determined at this time.

Index

Note 8:  Subsequent Events

Note Conversions

During October and November 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of 850,164 shares were issued in the conversion of notes worth a total of $170,033.

Amendment

On October 16, 2010, Adamis entered into an amendment to the Assignment, Assumption and Stock Acquisition Agreement dated February 24, 2010 with Colby Pharmaceutical Company, a privately held company.  Under the amendment, Colby assigned and transferred to Adamis the license agreements relating to two potential prostate cancer drug candidates, named CPC-100 and CPC-200, in consideration for the issuance to Colby of 5,000,000 shares of Adamis common stock.  Additionally, Adamis issued 1,250,000 shares to two consultants for consulting services rendered to Adamis in connection with the intellectual property covered by the license agreements.

Common Stock Financing Transaction

On November 10, 2010, Adamis completed a private placement transaction (the “Financing”) pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”).  The Purchase Agreement provides for the sale of up to 40,000,000 shares of common stock of Adamis to a foreign institutional investor (the “Purchaser”), at a price of $0.25 per share, for up to $10 million of gross proceeds.  An initial closing was held on November 10, 2010 pursuant to which the Company received $5,000,000 in gross proceeds and issued 20,000,000 shares of common stock.

The Purchase Agreement provides for two potential subsequent closings (the “Milestone Closings”).  At each Milestone Closing, the Purchaser has agreed to invest $2.5 million if the milestones relating to that Milestone Closing have been achieved and certain other customary closing conditions, including the absence of a material adverse event affecting the Company and the representations and warranties of the Company in the Purchase Agreement being true and correct as of the date of the Milestone Closing, are satisfied.    The Purchase Agreement provides for a period of time, from January 1, 2011 through April 30, 2011, for satisfaction of the milestones.

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

General

Adamis Pharmaceuticals Corporation (“Adamis”) was founded in June 2006 as a Delaware corporation.  Adamis’ subsidiaries include Adamis Corporation and Biosyn, Inc.  Adamis Corporation has two wholly-owned subsidiaries:  Adamis Viral Therapies, Inc. (biotechnology), or Adamis Viral; and Adamis Laboratories, Inc. (specialty pharmaceuticals), or Adamis Labs.

Index

Adamis Labs is a specialty pharmaceutical company that Adamis acquired in April 2007.  Adamis Labs has a line of prescription products in the anti-inflammatory, allergy and respiratory field.  Adamis Labs also has an Epinephrine Injection USP 1:1000 (0.3mg Pre-Filled Single Dose Syringe) product, or the single dose PFS Syringe product, a pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock.  Commercial launch of that product was slowed by insufficient funding.  In addition, if discussions with the U.S. Food and Drug Administration, or FDA, concerning the fees applicable to such an application are satisfactorily completed, the Company intends to submit an application to the U.S. Food and Drug Administration, or FDA for marketing approval of the product and intends to commercially market the product after regulatory approvals have been obtained.

Additional product candidates in its product pipeline include a generic inhaled nasal steroid for the treatment of seasonal and perennial allergic rhinitis, and two other respiratory products (a generic HFA albuterol inhaler and a generic HFA beclomethsone inhaler).

Pursuant to an agreement entered into in February 2010 and amended in October 2010, Adamis acquired three exclusive license agreements covering three small molecule compounds, named CPC-100, CPC-200 and CPC-300, that Adamis believes are promising small molecule anti-inflammatory drug candidates for the potential treatment of human prostate cancer (PCa).  Under the agreement, the company that was the licensee under the agreements transferred and assigned all of its rights under the agreements to Adamis.  The intellectual property covered by the agreements is licensed from the Wisconsin Alumni Research Foundation, or WARF.  In 2006 and 2007, CPC-100 and CPC-200, respectively, received the National Cancer Institute's multi-year, multi-million dollar RAPID (Rapid Access to Preventative Intervention Development) Award.  Each year, this award is given by the NCI Division of Cancer Prevention, under the RAPID Program, to promising new preventative/ therapeutic anti-cancer drugs.  Adamis’ objective is to file an Investigational New Drug application, or IND, with the FDA by March 31, 2011, and to subsequently commence a Phase 1/2a prostate cancer clinical study relating to the CPC-100 product and for men who have failed-Androgen Deprivation Therapy, or ADT, assuming adequate funding and no unexpected delays.

Adamis is also focused on developing patented preventative and therapeutic vaccines.  The vaccine technology is applicable for certain viral-induced diseases such as Influenza, Hepatitis B and C, known to be involved in hepatocellular carcinomas or Human Papillomavirus, which is known to be involved in head and neck squamous cell carcinomas, as well as prostate cancer.  However, Adamis currently intends to focus initially on the development of one or more of the recently licensed prostate cancer product candidates, and as a result the timing of initiation of trials relating to viral vaccine products is subject to uncertainty and the availability of sufficient funding, and there are no assurances concerning whether such a product will be developed or launched.  Future potential disease targets might include therapeutic vaccines for Influenza, Hepatitis B and C Virus, Human Papilloma Virus, and prostate cancer.

Adamis’ general business strategy is to increase revenue through sales of the Single Dose Epinepherine Pre-Filled Syringe, if launched, and its existing and proposed allergy and respiratory products in order to generate cash flow to help support its cancer and vaccine product development efforts.  Adamis believes that the potential for increased revenues of specialty pharmaceuticals will be driven by the PFS Syringe product if launched and by the generic inhaled nasal steroid product candidate if developed and launched.

To achieve these goals, as well as to support the overall strategy, Adamis will need to raise a substantial amount of funding and make substantial investments in equipment, new product development and working capital.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Index

Principles of Consolidation.  The accompanying consolidated financial statements include Adamis and its wholly owned operating subsidiaries, . All significant intra-entity balances and transactions have been eliminated in consolidation.

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

Accounts Receivable, Allowance for Doubtful Accounts and Sales Returns.  Trade accounts receivable are stated net of an allowance for doubtful accounts and sales returns. Adamis estimates an allowance based on its historical experience of the relationship between actual bad debts and net credit sales. At September 30, 2010, and March 31, 2010, no allowance for doubtful accounts was recorded. Adamis has established an allowance for sales returns based on management’s best estimate of probable loss inherent in the accounts receivable balance. Management determines the allowance based on current credit conditions, historical experience, and other currently available information.

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

Index

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

Index

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

Results of Operations

Six Months Ended September 30, 2010 and 2009

Revenues and Cost of Sales. Adamis had revenues of  $0 and approximately $232,000 for the six months ending September 30, 2010 and 2009, respectively.  The reduction in revenues for the first six months of fiscal 2010 compared to the comparable period of last year was due to the result of the absence of sales of Aerohist, Aerohist Plus, Aerokid, and PFS Syringe product.  The Company is not currently actively promoting its Aero line of products, due to funding limitations and the competitive market for antihistamine/decongestant products, with widespread substitution of generic products at the dispensing pharmacy level for the conditions indicated for the Adamis Labs products.  The Company intends to support commercialization of the PFS Syringe product after applying for and obtaining FDA approval for marketing of the product.  Cost of sales for the three months ending September 30, 2010 and 2009 were $0 and approximately $68,000, respectively.  The difference of approximately $68,000 was associated with the reduction in revenue, due to the absence of sales of the aforementioned products.

Research and Development Expense. Adamis incurred approximately $17,000 in research and development expenses for the six months ended September 30, 2010 and approximately $99,000 in the six month period ended September 30, 2009.  The reduction of research and development for the two comparative periods was caused by the completion of the prefilled PFS Syringe product and a reduction in research and development activities in light of limited available funds.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ending September 30, 2010 and 2009 were approximately $2,084,000 and $1,283,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, consulting fees, interest expense and employee salaries.  The increase in comparative six month period expense levels was primarily a result of increased interest expense, consulting fees, and legal/accounting fees, offset somewhat by decreased payroll, insurance and other related expenses. The increased interest expense was a result of the Gemini and G-Max notes.  Increased legal/accounting fees were due to the private placement transaction completed in November, 2010 and the increased consulting fees are a result of the public relations firms agreements.

Index

Other Income (Expenses).  Interest expense for the six month period ending September 30, 2010 and 2009 was approximately $641,000 and $12,000, respectively.  Interest consists primarily of interest expense paid in connection with various notes payable. The increase in interest expense for the six month period ended September 30, 2010 in comparison to the same period for 2009 was due to interest from two debt instruments.

Three Months Ended September 30, 2010 and 2009

Revenues and Cost of Sales. Adamis had revenues of  $0 and approximately $126,000 for the three months ending September 30, 2010 and 2009, respectively.  The reduction in revenues for the first three months of fiscal 2010 compared to the comparable period of last year was due to the result of the absence of sales of Aerohist, Aerohist Plus, Aerokid, and PFS Syringe product.  The Company is not currently actively promoting its Aero line of products, due to funding limitations and the competitive market for antihistamine/decongestant products, with widespread substitution of generic products at the dispensing pharmacy level for the conditions indicated for the Adamis Labs products.  The Company intends to support commercialization of the PFS Syringe product after applying for and obtaining FDA approval for marketing of the product.  Cost of sales for the three months ending September 30, 2010 and 2009 were $0 and approximately $19,000, respectively.  The difference of approximately $19,000 was associated with the reduction in revenue, due to the absence of sales of the aforementioned products.

Research and Development Expense. Adamis incurred approximately $17,000 in research and development expenses for the three months ended September 30, 2010 and approximately $86,000 in the three month period ended September 30, 2009.  The reduction of research and development for the two comparative periods was caused by the completion of the prefilled PFS Syringe product and a reduction in research and development activities in light of limited available funds.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ending September 30, 2010 and 2009 were approximately $1,095,000 and $553,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, consulting fees and employee salaries.  The increase in comparative three month period expense levels was primarily a result of increased interest expense, consulting fees, and salaries, offset somewhat by decreased legal fees, accounting fees and other related expenses. The increased interest expense was a result of the Gemini and G-Max notes.  Increased legal/accounting fees were due to the private placement transaction completed in November, 2010 and the increased consulting fees are a result of the public relations firms agreements.

Other Income (Expenses).  Interest expense for the three month period ending September 30, 2010 and 2009 was approximately $318,000 and $8,000, respectively.  Interest consists primarily of interest expense paid in connection with various notes payable. The increase in interest expense for the three month period ended September 30, 2010 in comparison to the same period for 2009 was due to interest from two debt instruments.

Liquidity and Capital Resources

Adamis’ cash was approximately $98,000 and $290,000 as of September 30, 2010 and March 31, 2010, respectively. The decrease in cash was primarily the result of the absence of sales revenues during the first two quarters of the current fiscal year compared to the Company’s operating expenses.

Net cash used in operating activities for the six months ended September 30, 2010 and 2009 were approximately $834,000 and $221,000, respectively.  Adamis expects net cash used in operating activities to increase going forward as it engages in additional product research and development activities, pursues additional expansion of its sales base and other business activities, assuming that it is able to obtain sufficient funding.

Net cash provided by (used in) investing activities was approximately $645,000 and $(17,000) for the six months ended September 30, 2010 and 2009.  Results for the six months ended September 30, 2010 were affected by proceeds received from new investors and the partial collection of an amount owed from discontinued operations.

Net cash used in financing activities was $4,000 for the six months ended September 30, 2010 and net cash provided by financing activities was approximately $234,000 for the six months ended September 30, 2009.  During the comparable six month period in fiscal 2009, the Company received proceeds from related parties, while in 2010 we did not.

Index

At September 30, 2010, Adamis had small cash balances and substantial liabilities and obligations.  Even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized from the PFS Syringe product or other products, and during this period Adamis will require additional funds, the availability of which cannot be assured. Consequently, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, Adamis will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding. (Note 8)

We prepared the condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business.  In preparing these condensed consolidated financial statements, consideration was given to the  Company’s future business as described below, which may preclude the Company from realizing the value of certain assets.  The Company has limited cash reserves, liabilities that exceed its assets and significant cash flow deficiencies.  Additionally, Adamis will need significant funding for the future operations and the expenditures that will be required to market existing products and conduct the clinical and regulatory work to develop the Company’s product candidates. Management’s plans include seeking additional funding to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund its research and development projects.  There is no assurance that Adamis will be successful obtaining the necessary funding to meet its business objectives.

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

Index

The Company’s liquidity, capital resources and financial position was substantially improved by the completion on November 10, 2010, of a private placement transaction with a foreign institutional investor.  Pursuant to the transaction agreements, the Company received $5 million at an initial closing and issued 20 million shares of common stock.  The transaction agreements provide for two potential subsequent closings, at which the purchaser has agreed to invest $2.5 million at each closing if the milestones relating to that closing have been achieved and certain other customary closing conditions are satisfied.  At the subsequent closings, the purchaser would receive additional shares of common stock at a price of $0.25 per share.  For additional information concerning the transaction, please see note 8 to the financial statements included in this Report, and the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010.

Off Balance Sheet Arrangements

At September 30, 2010, Adamis did not have any off balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q an evaluation was carried out by the Company's management, with the participation of the Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, Executive Officer and Financial Officer concluded that disclosure controls and procedures were not effective as of September 30, 2010.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred, during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II   -  OTHER INFORMATION

ITEM 1. Legal Proceedings

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

Plaintiffs also allege that defendants breached their fiduciary duties as directors and officers of Adamis with respect to certain corporate transactions, including the HVG transaction in 2007, the Cellegy merger in 2008, and the Gemini and G-Max financing transactions in fiscal 2010. Plaintiffs allege that these transactions were not in the best interest of the Company and did not achieve their stated objectives. Plaintiffs further allege that the director defendants collected excessive compensation in fiscal years 2008 and 2009, and assert that the Company should have exercised its right to repurchase certain shares issued to defendants and other senior managers pursuant to the Stock Repurchase Agreements in 2008 rather than amend those agreements to extend the dates for meeting the applicable performance criteria. Based on these allegations, plaintiffs assert claims for breach of fiduciary duty, unjust enrichment and constructive trust, declaratory relief, and injunctive relief.  Adamis believes that the complaint is without merit, and Adamis intends to vigorously defend the claim and may assert any available counterclaims.   On October 22, 2010, in response to a demurrer filed by the Company, the San Diego Superior Court issued an order dismissing all of the plaintiffs’ claims other than the California Corporations Code claims related to the Company’s 2006 and 2008 private placement memorandums.  The judge granted  plaintiffs leave to file an amended complaint.  If the plaintiffs choose to file an amended complaint, the order provides that it is due no later than November 22, 2010.

Index

Agape World, Inc.

Agape World, Inc. is a company involved in an involuntary bankruptcy proceeding filed in 2009. Its principal, Nicholas Cosmo, was indicted and faces criminal trial on many counts of wire fraud and other claims, based on allegations that he operated a Ponzi scheme through Agape and other entities. More than one year before the date of this Report on Form 10-Q, the bankruptcy trustee of Agape contacted the Company by telephone, asserting that Agape World paid $1 million to the Company for 2 million shares of common stock of the Company, but that the stock was issued not to Agape World but instead to Mr. Cosmo, a principal of Agape World, and claiming that this constituted a fraudulent transfer. The Company believes that the trustee has recovered the stock from the principal. The Company responded to the trustee denying any fraudulent transfer or any other basis for a claim by the trustee. There has been no further communication between the trustee and Adamis for more than one year, and no suit or any action has been filed against the Company. Management believes that the trustee has no basis for any fraudulent transfer or other claims against the Company. Due to the limited nature of discussions with Agape, the early stage of this matter and the facts in this case, the outcome of this matter cannot be determined at this time.

The litigation described in this section could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses. An adverse outcome in any such litigation could have a material adverse effect on Adamis.

ITEM 1A.  Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item.  Risks and uncertainties relating to the amount of cash and cash equivalents at September 30, 2010 are discussed above under the heading, “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference.  Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2010, the Company entered into an agreement with a consultant to assist with the branding of the Company and its products.  The Company issued 500,000 shares of its common stock, with a value of $100,000, for these services.

On May 1, 2010, the Company entered into a two year consulting agreement with a consultant for  services pertaining to public relations.  The Company issued 1,500,000 share of its common stock, with a value of $315,000, for these services.

On May 1, 2010, the Company entered into a consulting agreement with a consultant to assist the Company in its public relations efforts with investors and markets.  As compensation, the Company issued 250,000 shares of its common stock, with a value of $52,000.

On May 4, 2010 the Company and a consultant agreed to terminate a consulting services agreement entered into on February 1, 2010.  The Company paid the $70,000 owed under the agreement by issuing 350,000 shares of the Company's common stock.

During the second fiscal quarter ending September 30, 2010, the Company issued 1,580,000 shares of common stock and 400,000 shares to be issued to less than ten sophisticated investors in financing transactions for at a price of $0.25 per share, for gross proceeds of  $495,000.

Index

On July 21, 2010 the Company entered into an 18-month consultant agreement with a consultant for services pertaining to public relations.  The Company issued 1,000,000 shares of its common stock, with a value of $200,000, for these services.

During July, August, September, October and November 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of approximately 3,025,693 shares were issued in the conversion of notes with a total converted amount of $605,139.

On October 16, 2010, the Company entered into an amendment to the Assignment, Assumption and Stock Acquisition Agreement dated February 24, 2010 with Colby Pharmaceutical Company, a privately held ompany.  Under the amendment, Colby assigned and transferred to Adamis the license agreements relating to CPC-100 and CPC-200 in consideration for the issuance to Colby of 5,000,000 shares of Adamis common stock.  Additionally, Adamis issued 1,250,000 shares to the two consultants, for consulting services rendered to Adamis in connection with the intellectual property covered by the license agreements.

The securities issued to the two consultants were pursuant to the Company’s 2009 Equity Incentive Plan and a Form S-8 registration statement covering shares issued pursuant to the plan.  All of the other issuances were issued in private placement transactions to a limited number of employees, consultants or shareholders in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date:	November 18, 2010	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date:	November 18, 2010	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer