Form 10-Q
period 2010-12-31
Adamis Pharmaceuticals Corp
filed 2011-02-15
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  0-26372

ADAMIS PHARMACEUTICALS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2658 Del Mar Heights Road, #555, Del Mar, CA  92014
(Address of principal executive offices, including zip code)

(858) 401-3984
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     No  

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of February 11, 2011 was 81,590,344.

ADAMIS PHARMACEUTICALS, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2010
	(Unaudited)	March 31, 2010
CURRENT ASSETS
Cash	$2,564,596	$290,299
Accounts Receivable	-	5,555
Inventory, Net	-	2,709
Prepaid Consulting Fees and Other Current Assets	366,206	13,004
Assets from Discontinued Operations	200,000	350,000
Total Current Assets	3,130,802	661,567
PROPERTY AND EQUIPMENT, Net	985	14,667
Total Assets	$3,131,787	$676,234
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$1,253,954	$1,560,312
Accrued Other Expenses	441,419	205,981
Accrued Bonuses	398,580	1,401,821
Notes Payable	1,163,000	1,472,631
Notes Payable to Related Parties	101,232	309,565
Total Liabilities	3,358,185	4,950,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares
Authorized; Issued and Outstanding-None	-	-
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized;
86,818,532 and 50,149,639 Issued, 81,590,344 and 49,047,953 Outstanding, Respectively	8,682	5,015
Additional Paid-in Capital	24,487,346	14,609,235
Accumulated Deficit	(24,717,197)	(18,887,224)
Treasury Stock - 5,228,188 and 1,101,686 Shares	(5,229)	(1,102)
Total Stockholders' Equity (Deficit)	(226,398)	(4,274,076)
	$3,131,787	$676,234

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$118,751	$-	$351,091

COST OF GOODS SOLD	-	53,663	-	121,237
Gross Margin	-	65,088	-	229,854

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	928,668	704,994	3,012,993	1,987,279
RESEARCH AND DEVELOPMENT	2,092,524	52,427	2,109,820	150,990
Loss from Operations	(3,021,192)	(692,333)	(5,122,813)	(1,908,415)

OTHER INCOME (EXPENSE)
Interest Expense	(72,148)	(257,482)	(712,760)	(269,965)
Gain on Sale of Asset	-	-	5,600	-

Net (Loss)	$(3,093,340)	$(949,815)	$(5,829,973)	$(2,178,380)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.04)	$(0.02)	$(0.09)	$(0.05)
Basic and Diluted Weighted Average Shares Outstanding	70,005,275	45,695,942	67,252,621	45,318,811

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)	(Unaudited)

Net Loss	$(5,829,973)	$(2,178,380)
Adjustments to Reconcile Net Loss to Net
Cash (Used in) Operating Activities:
Depreciation Expense	13,682	13,793
Beneficial Conversion Feature Interest	-	249,500
Stock Issued for Interest	777	-
Stock Issued for Research & Development Services	1,215,000	-
Reduction of Compensation Upon Forgiveness of Accrued Bonus	(129,977)	-
Consulting Expense Paid in Common Stock	597,500	9,000
Amortization of Discounts	527,369	-
Inventory Reserve Adjustment	(222,878)	16,791
Amortization of Stock Issued for Services	311,904	-
Stock-Based Compensation Expense	100,214	36,494
Sales Returns Reserve Adjustment	307,660	2,852
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	5,555	(12,647)
Inventory	225,587	7,991
Prepaid Expenses and Other Current Assets	2,394	20,100
Increase (Decrease) in:
Accounts Payable	(306,358)	571,736
Accrued Expenses	123,301	561,759
Net Cash (Used in) Operating Activities	(3,058,243)	(701,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Cellegy Pharmaceuticals Inc. Acquisition	-	65,114
Purchase of Property and Equipment	-	(4,888)
Net Cash Provided by Investing Activities from Continuing
Operations	-	60,226
Net Cash Provided by Investing Activities from Discontinued Operations	150,000	-
Net Cash Provided by Investing Activities	150,000	60,226

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Note Payable	-	500,000
Proceeds from Issuance of Note Payable to Related Parties	-	234,800
Proceeds from the Issuance of Common Stock	5,395,000	500
Purchase of Treasury Stock	(4,127)	(786)
Payment of Notes Payable to Related Parties	(208,333)	(10,000)
Net Cash Provided by Financing Activities	5,182,540	724,514
Increase in Cash	2,274,297	83,729

Cash:
Beginning	290,299	17,697
Ending	$2,564,596	101,426

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$130,526	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Release of Share of Common Stock from Escrow	$-	$745
Common Stock Issued in Lieu of Interest	$777	$-
Notes Payable Converted to Common Stock	$837,000	$-
Stock-Based Compensation Expense	$100,214	$-
Accounts Payable Paid for in Common Stock	$-	$10,000
Accrued Bonuses Converted to Paid-in Capital	$1,068,786	$-
Increase in Capital from Beneficial Conversion Feature	$-	$249,500
Stock Issued as Discount on Note Payable	$-	$124,500
Stock Issued for Consulting Services	$1,265,000	$-
Stock Issued for Research & Development Services	$1,215,000	$-

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $2,564,596 and $290,299 at December 31, 2010 and March 31, 2010, respectively.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-17, “Revenue Recognition – Milestone Method (Topic 605); Milestone Method of Revenue Recognition” (codified within ASC 605 – Revenue Recognition) (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. ASU 2010-17 is effective for fiscal years beginning after June 15, 2010 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of ASU 2010-17 on its future consolidated financial statements.

In December 2010, the FASB has issued ASU No. 2010-27, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers” (“ASU 2010-27”). ASU 2010-27 provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. A portion of the annual fee will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011.

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

During the second fiscal quarter ended September 30, 2010, the Company issued 1,580,000 shares of common stock to a small number of sophisticated investors in financing transactions at a price of $0.25 per share, for gross proceeds of $395,000, as well as 400,000 shares of common stock to be issued for gross proceeds of $100,000. During the third fiscal quarter ended December 31, 2010, the stock to be issued was cancelled and the cash received was returned to the investors.

During the second fiscal quarter ended September 30, 2010 and the third fiscal quarter ended December 31, 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of approximately 4,188,893 shares were issued in the conversion of notes and accrued interest with a total converted amount of $837,779.

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

On October 16, 2010, the Company entered into an amendment to the Assignment, Assumption and Stock Acquisition Agreement dated February 24, 2010 with Colby Pharmaceutical Company, a privately held company.  Under the amendment, Colby assigned and transferred to Adamis the license agreements relating to two potential prostate cancer drug candidates, named APC-100 and APC-200, in consideration for the issuance to Colby of 5,000,000 shares of Adamis common stock at a value of $1,215,000.  Additionally, Adamis issued 1,250,000 shares each to two consultants for consulting services rendered to Adamis in connection with the intellectual property covered by the license agreements. Such services were valued at $607,500.

On November 10, 2010, the Company completed a private placement transaction (the “Financing”) pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”).  The Purchase Agreement provides for the sale of up to 40,000,000 shares of common stock of Adamis to a foreign institutional investor (the “Purchaser”), at a price of $0.25 per share, for up to $10 million of gross proceeds.  An initial closing was held on November 10, 2010 pursuant to which the Company received $5,000,000 in gross proceeds and issued 20,000,000 shares of common stock.

Note 4:  Stock Option Plans, Shares Reserved and Warrants

Old Cellegy’s stockholders approved a new 2009 Equity Incentive Plan (the “2009 Plan”), which became effective upon the closing of the merger with Old Cellegy.  The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”).  In addition, the 2009 Plan provides for the grant of performance cash awards.  The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 7,000,000 shares.  The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies.

On January 1, 2010 the total number of shares reserved for issuance under the 2009 Plan increased by 2,327,398 shares, to 9,327,398 shares.  Subsequent to the December 31, 2010 quarter end the total number of shares under the 2009 Plan increased by 4,079,517 shares, to 13,406,915 shares effective January 1, 2011.

In August 2009, the Company issued warrants to purchase up to 600,000 shares of common stock to consultants retained to assist the Company in fund-raising efforts. The warrants have an exercise price of $0.25 per share, which is equal to the fair market value of the Company's common stock at the date of grant. The options have a five year term and expire on August 26, 2014.

In August 2009, the Company hired an employee, who was granted a stock option by the Company to purchase up to 250,000 shares of common stock.  The stock option has an exercise price of $0.22 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant.  The stock option vests over a period of three years from the date of the grant, and expires on the tenth anniversary of the grant date of the option.  The Company estimated that the stock option has a fair market value of $0.11 per share using the Black-Scholes valuation model.  Management’s assumptions included in the model were volatility of 35.4%, a risk-free interest rate of 3.4% based on the 10-year Treasury Rate at the date of the grant and no dividends.  The Company estimated a forfeiture rate of 5.5%.  The Company recorded stock based compensation expense of $29,918 related to such stock options for the year-ended March 31, 2010.  The balance of the options issued to the employee was accelerated by the Company resulting in an expense of $19,097 for the nine months ended December 31, 2010.

In October 2009, the Company issued warrants to purchase up to 200,000 shares of common stock to consultants retained to assist the Company in fund-raising efforts.  The warrants have an exercise price of $0.29 per share, which is equal to the fair market value of the Company’s common stock at the date of grant.  The warrants have a five year term and expire on October 26, 2014.

In September 2010, the Company issued options to purchase up to 625,398 shares of common stock to officers and non-officer employees.  An officer received approximately 160,000 shares and two employees received approximately 300,000 and 170,000 shares, respectively.  The stock options have an exercise price of $0.27 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant.  The stock options vest and are exercisable in full as of the date of the grant, and expire on the tenth anniversary of the grant date of the options.  The Company estimated that the stock options have a fair market value of $0.12 per share using the Black-Scholes valuation model.  Management’s assumptions included in the model were volatility of 31.7%, a risk-free interest rate of 2.6% based on the 10-year Treasury Rate at the date of the grant and no dividends.  The options have a value of $75,048.  The Company recorded stock based compensation expense of $55,868 related to such stock options for the nine months ended December 31, 2010.  The officer and one of the employees relinquished their rights to accrued bonuses worth approximately $210,000.

In September 2010, the Company issued options to purchase up to 2,525,000 shares of common stock to officers and non-officer employees.  The stock options have an exercise price of $0.27 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant.  The stock options vest over a period of three years from the date of the grant, and expire on the tenth anniversary of the grant date of the options.  The Company estimated that the stock options have a fair market value of $0.12 per share using the Black-Scholes valuation model.  Management’s assumptions included in the model were volatility of 31.7%, a risk-free interest rate of 2.6% based on the 10-year Treasury Rate at the date of the grant and no dividends.  The options have a value of $303,000, which is to be expensed on a straight-line basis over the three-year vesting period commencing October 1, 2010.  The Company recorded stock based compensation expense of $25,250 related to such options for the three and nine months ended December 31, 2010.

In September 2010, the Company released the restrictions of approximately 9,776,000 shares of common stock held by three officers and directors.  The officers and directors relinquished their rights to accrued bonuses worth approximately $328,000, resulting in an increase to additional paid-in capital.

The following summarizes outstanding stock options at December 31, 2010:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested

Non-Plan Stock Options	100,714	2.85 Years	$41.27	100,714

2009 Equity Incentive Plan	3,400,398	9.56 Years	$.27	875,398

The following summarizes warrants outstanding at December 31, 2010:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,245	$57.97 - 173.92	October 22, 2004	2013 - 2014
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2012
Consultant Warrants	300,000	$0.25	August 26, 2009	August 26, 2014
Consultant Warrants	270,000	$0.20	January 29, 2010	January 29, 2015
Consultant Warrants	200,000	$0.29	October 26, 2009	October 26, 2014
Various Investors	395,000	$0.30	June 14, 2010 - September 15, 2010	June 14, 2015 - September 15, 2015

Total Warrants	2,173,245

The Company has reserved shares of common stock for issuance upon exercise at December 31, 2010 as follows:

Warrants	2,173,245
Non-Plan Stock Options	100,714

2009 Equity Incentive Plan	9,327,398
Total Shares Reserved	11,601,357

Note 5:  Inventory

Inventory consists of the following:

	December 31, 2010	March 31, 2010
	(Unaudited)
Respiratory and Allergy Products	$0	$226,710
Less: Obsolescence Reserve	(0)	(224,001)

Respiratory and Allergy Products, Net	0	2,709
Pre-Launch epi Inventory	—	—

Inventory, Net	$0	$2,709

Note 6:  Notes Payable

G-Max Trust Note

On December 29, 2009, the Company issued a Convertible Promissory Note (the “G-Max Note”) to The G-Max Trust (the “Investor”) in connection with a private placement to the Investor for gross proceeds of $500,000, and 500,000 shares of common stock of the Company at par value for gross proceeds of $500 as an inducement to enter into the agreement.  The market value of the common stock on the date issued was $0.25 per share, for a total value of $125,000.  A discount on the note payable of $124,500 was recorded as a result, and was amortized over the term of the G-Max Note.  The stock was restricted for six months from the date issued.  Amortization of the discount, which is included in interest expense, was $31,125 and $93,375 for the three and nine months ended December 31, 2010, respectively.  At December 31, 2010, the discount was fully amortized and the net carrying value was $500,000.

Interest on the outstanding principal balance of the G-Max Note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2010.  All unpaid principal and interest on the G-Max Note was extended in December 2010 to March 31, 2011 (the “Maturity Date”).

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

Events of default under the Note include:  (a) the Company fails to make payment of the principal amount of the G-Max Note when due and fails to cure the default within the permitted cure period; or (b) the Company fails in any material respect to comply with or to perform when due any other material term, obligation, covenant, or condition contained in the Note and fails to cure the default within the permitted cure period.  In the event of a default by the Company, the Investor must provide the Company with written notice of default, and the Company will have five business days to cure the default.  Upon an event of default that is not cured, the Investor may declare the entire unpaid amount owed under the G-Max Note immediately due, subject to the subordination provisions set forth in the G-Max Note.  Upon the failure to pay the principal amount owed under the G-Max Note upon the final maturity date, the Investor, at its option, may charge default interest on the G-Max Note at a rate equal to the lesser of (i) 18% per annum and (ii) the maximum rate permitted under applicable usury or other laws.

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

Gemini Master Fund, Ltd. Notes

In January 2010, the Company completed the closing of a private placement financing transaction (the “January 2010 Financing”) with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement.  The Company issued 10% Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of approximately $1.5 million and 1,500,000 shares of common stock (sold at par value) of the Company, and received gross proceeds of $1.5 million, excluding transaction costs and expenses.  The fair market value of the Company's common stock on the date of the transaction was $ 0.41 per share.  A discount of approximately $600,000 was calculated as a result, and was amortized over the life of the Notes.  The stock was restricted for six months from the date issued.  Amortization of the discount, which is included in interest expense, was $0 for the quarter ended, and $433,994, for the nine months ended December 31, 2010.  At December 31, 2010, the discount was fully amortized and the carrying amount was $663,000 after conversions.

Interest on the Notes is payable at a rate of 10% per annum and is payable monthly on the first business day of each month.  Principal and any accrued and unpaid interest was due and payable nine months after the date of the Notes.  In December 2010 the note holders agreed to extend the maturity date  to March 31, 2011.  The existing terms and conditions of the notes remain the same during the extension.  The Notes are convertible into shares of the Company’s common stock at any time at the discretion of the investor at an initial conversion price per share of $0.20, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Notes.  The conversion price is also subject to price anti-dilution adjustments providing that if the Company issues equity securities or securities convertible into equity securities at an effective price per share below the conversion price of the Notes (subject to certain exceptions), the conversion price of the Notes will be adjusted downward to equal the price of the new securities.  The conversion feature is considered beneficial to the investors due to the purchase of the discounted shares.  The estimated value of the beneficial conversion feature is approximately $2.2 million.  The entire amount was recorded as interest expense upon issuance since the Notes are convertible at any time.  The effective interest rate of the Notes is 210.4% after considering the discount and beneficial conversion feature.

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

During July through December 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of approximately 4,188,892 shares were issued in the conversion of notes with a total converted amount of $837,778, including interest.

Notes Payable to Related Party

The Company had notes payable to a related party amounting to $101,232 at December 31, 2010, which bear interest at 10%.  Accrued interest related to the notes was $51,031 at December 31, 2010.

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

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti was filed in San Diego Superior Court in May 2010 and was stayed in November 2010.  Plaintiffs are affiliated Cosmo Bioscience entities who claim to have sublicensed certain patented technology from Eurogen BV, an entity wholly owned and controlled by Maurizio Zanetti.  Plaintiffs claimed that Zanetti wrongfully terminated their license, and further that Zanetti improperly licensed the same technology to Adamis in violation of plaintiffs’ exclusive license agreement.  Plaintiffs asserted a single claim for declaratory relief seeking a declaration that the Cosmo sublicense was in full force and effect, and that the Adamis license is invalid.  In a previous effort to assert claims with respect to the technology, one of the principals of Cosmo previously had claimed to be a co-inventor of the patents involved in the lawsuit – a claim which was rejected by a U.S. federal district court.  On July 26, 2010, Zanetti filed a motion to compel arbitration on the ground that the license he signed with Cosmo specified that Italian courts and Italian law would govern the license.  Also on that date, Adamis filed a motion to stay the litigation pending resolution of any Italian arbitration.  Those motions were granted in favor of Zanetti and Adamis on November 22, 2010, and the Cosmo litigation now is stayed.  Cosmo may seek arbitration in Italy.  If it does, Adamis would likely not be a party to the arbitration because Adamis was not a party to the license agreement between Cosmo and Zanetti.  If Cosmo seeks to arbitrate its claim in Italy, the findings of the arbitration would likely impact the Cosmo litigation.  Even if the arbitration resulted in an outcome adverse to Adamis, Adamis believes that it has other defenses to plaintiffs’ claim, although there can be no assurances that this would be the case.

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

In May 2010, Curtis Leahy, et. al. v. Dennis J. Carlo, et al. was filed in San Diego Superior Court, and plaintiffs subsequently filed an amended complaint on June 18, 2010.  The plaintiffs – Antaeus Capital Partners, Curtis Leahy, and David Amron – are Adamis shareholders, and they seek to represent a putative class of shareholders.  The defendants named in the Complaint are Adamis, Dennis Carlo, David Marguglio, Robert Hopkins, and Richard Aloi, who are officers and/or directors of the Company.  Plaintiffs’ first amended complaint alleged that defendants misrepresented and omitted material information in private placement memoranda distributed by Adamis in 2006 and 2008 regarding, among other things, Adamis’ license rights with respect to certain patented anti-viral technology; this claim appears to be based in part on the allegations of the Cosmo plaintiffs in the Cosmo lawsuit described above.  Based on these purported misrepresentations and omissions, plaintiffs asserted claims for violations of Sections 25401, 25501, and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation on behalf of a putative class of shareholders who purchased stock pursuant to either or both of the Company’s 2006 and 2008 Private Placement Memoranda.  Plaintiffs sought damages amounting to the difference between the purchase price of their stock and the current share price, or the price at which they previously sold their stock.

Plaintiffs also alleged that defendants breached their fiduciary duties as directors and officers of Adamis with respect to certain corporate transactions, including the HVG transaction in 2007, the Cellegy merger in 2008, and the Gemini and G-Max financing transactions in fiscal 2010.  Plaintiffs alleged that these transactions were not in the best interest of the Company and did not achieve their stated objectives.  Plaintiffs further alleged that the director defendants collected excessive compensation in fiscal years 2008 and 2009, and asserted that the Company should have exercised its right to repurchase certain shares issued to defendants and other senior managers pursuant to the Stock Repurchase Agreements in 2008 rather than amend those agreements to extend the dates for meeting the applicable performance criteria.  Based on these allegations, plaintiffs asserted claims for breach of fiduciary duty, unjust enrichment and constructive trust, declaratory relief, and injunctive relief.  Believing that this complaint was without merit, defendants filed a demurrer and motion to strike.  On October 22, 2010, in response to defendants’ demurrer, the San Diego Superior Court issued an order dismissing all of the plaintiffs’ claims other than the California Corporations Code claims related to the Company’s 2006 and 2008 private placement memorandums.

Plaintiffs filed a second amended complaint on November 30, 2010, re-asserting claims for violations of Sections 25401, 25501, and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation on behalf of a putative class of shareholders who purchased stock pursuant to either or both of the Company’s 2006 and 2008 Private Placement Memoranda.  Plaintiffs again seek damages amounting to the difference between the purchase price of their stock and the current share price, or the price at which they previously sold their stock.  Plaintiffs also re-alleged their claim for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, but agreed to dismiss this claim in its entirety during a meet and confer conference with counsel for defendants.  The Company continues to believe that the second amended complaint is without merit, intends to defend against the remaining claims vigorously and may assert any available counterclaims.   On December 23, 2010, defendants filed a motion to strike the portions of the second amended complaint discussing the securities lawsuit brought against Dennis J. Carlo in his capacity as an officer and director of Immune Response Corporation.  The San Diego Superior Court heard this motion to strike on January 28, 2011, and denied the motion without prejudice.  The court concluded that it could not find as a matter of law that the allegations relating to the securities lawsuit against Dr. Carlo were irrelevant and immaterial at this stage of the lawsuit.  Defendants are currently scheduled to answer the second amended complaint by February 14, 2011.  The court also held a case management conference and scheduled the hearing on plaintiffs' motion for class certification for June 24, 2011.  A trial date has not yet been scheduled.

Agape World, Inc.

Agape World, Inc. is a company involved in an involuntary bankruptcy proceeding filed in 2009.  Its principal, Nicholas Cosmo, was indicted and faces criminal trial on many counts of wire fraud and other claims, based on allegations that he operated a Ponzi scheme through Agape and other entities.  More than one year before the date of this Report on Form 10-Q, the bankruptcy trustee of Agape contacted the Company by telephone, asserting that Agape World paid $1 million to the Company for 2 million shares of common stock of the Company, but that the stock was issued not to Agape World, but instead to Mr. Cosmo, a principal of Agape World, and claiming that this constituted a fraudulent transfer.  The Company believes that the trustee has recovered the stock from the principal.  The Company responded to the trustee denying any fraudulent transfer or any other basis for a claim by the trustee.  There has been no further communication between the trustee and Adamis for more than one year, and no suit or any action has been filed against the Company.  Management believes that the trustee has no basis for any fraudulent transfer or other claims against the Company.  Due to the limited nature of discussions with Agape, the early stage of this matter and the facts in this case, the outcome of this matter cannot be determined at this time.

The litigation described in this section could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses.  An adverse outcome in any such litigation could have a material adverse effect on Adamis.

Note 8:  Subsequent Events

On January 12, 2011, pursuant to provisions in the Company’s 2009 Equity Incentive Plan (the “Plan”) providing for an initial grant of stock options to persons who join the board of directors as non-employee directors, and in connection with their appointment as non-employee directors of the Company, the Company granted to each of Kenneth Cohen and Karen Klause a nonqualified stock option to purchase 50,000 shares of common stock.  The exercise price for the options was the fair market value of the common stock on the date of grant.  These initial grants will vest 50% on the grant date, with the balance vesting in equal monthly installments over a period of three years from the grant date.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of Adamis’ financial condition and results of operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty.  Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in Adamis’ operations, development efforts and business environment, the other risks and uncertainties described in the section entitled “Risk Factors” in the most recent Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or the SEC, and the other risks and uncertainties described elsewhere in this report.  All forward-looking statements included in this report are based on information available to Adamis as of the date hereof, and except as may be required under the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, Adamis assumes no obligation to update any such forward-looking statements.

Overview and Recent Developments

Overview

Adamis Pharmaceuticals Corporation (“Adamis”) was founded in June 2006 as a Delaware corporation.  Adamis’ subsidiaries include Adamis Corporation and Biosyn, Inc.  Adamis Corporation has two wholly-owned subsidiaries:  Adamis Viral Therapies, Inc. (biotechnology), or Adamis Viral; and Adamis Laboratories, Inc. (specialty pharmaceuticals), or Adamis Labs.

Through its Adamis Viral subsidiary, Adamis is focused on the development of patented, proprietary technologies for the potential treatment of human prostate cancer and other indications, as well as developing patented preventative and therapeutic vaccines for indications such as influenza, hepatitis B and C virus, human papilloma virus, and prostate cancer.  Pursuant to an agreement entered into in February 2010, Adamis acquired three exclusive license agreements covering three small molecule compounds, named APC-100, APC-200 and APC-300, that Adamis believes may be promising small molecule anti-inflammatory drug candidates for the potential treatment of human prostate cancer (PCa).  Under the agreement, the company that was the licensee under the agreements transferred and assigned all of its rights under the agreements to Adamis.  The intellectual property covered by the agreements is licensed from the Wisconsin Alumni Research Foundation, or WARF.  In 2006 and 2007, APC-100 and APC-200, respectively, received the National Cancer Institute's multi-year, multi-million dollar RAPID (Rapid Access to Preventative Intervention Development) Award.  Adamis’ objective is to file an Investigational New Drug application, or IND, with the FDA during the first quarter of calendar year 2011, and to subsequently commence a Phase 1/2a prostate cancer clinical study relating to the APC-100 product for men who have failed-Androgen Deprivation Therapy, or ADT, assuming adequate funding and no unexpected delays.

Adamis also has rights to vaccine technology applicable for certain viral-induced diseases such as influenza, hepatitis B and C virus, known to be involved in hepatocellular carcinomas or human papillomavirus, which is known to be involved in head and neck squamous cell carcinomas, as well as prostate cancer.  However, Adamis currently intends to focus initially on the development of one or more of the recently licensed prostate cancer product candidates, and as a result the timing of initiation of trials relating to viral vaccine product candidates is subject to uncertainty and the availability of sufficient funding, and there are no assurances concerning whether such a product will be developed or launched.

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

Adamis’ Biosyn subsidiary has intellectual property relating to a microbicide contraceptive gel product candidate named Savvy® (C31G).

To achieve its goals, Adamis will need to raise a substantial amount of funding and make substantial investments in equipment, new product development and working capital.

Merger of Cellegy and Adamis; Change of Corporate Name

Effective April 1, 2009, Adamis completed a business combination transaction with Cellegy Pharmaceuticals, Inc., or Cellegy.  The stockholders of Cellegy and the corporation that was formerly named Adamis Pharmaceuticals Corporation (now named Adamis Corporation), or Old Adamis, approved a merger transaction and related matters at an annual meeting of Cellegy’s stockholders and at a special meeting of Old Adamis’ stockholders each held on March 23, 2009.  On April 1, 2009, Cellegy completed the merger transaction with Old Adamis.  Before the merger, Cellegy was a public company and Old Adamis was a private company.  Pursuant to the merger, Cellegy continued as the surviving issuer company in the transaction, and the stockholders of Old Adamis received shares of common stock of Cellegy in exchange for their shares of Old Adamis.  In connection with the consummation of the merger and pursuant to the terms of the merger agreement relating to the transaction, Cellegy changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation, and Old Adamis changed its corporate name to Adamis Corporation.

Recent Developments

Amendment to Colby Pharmaceutical Agreement.  On October 16, 2010, Adamis entered into an amendment to the Assignment, Assumption and Stock Acquisition Agreement dated February 24, 2010 with Colby Pharmaceutical Company, a privately held company, relating to the APC-100, APC-200 and APC-300 product candidates.  Under the original agreement, Colby assigned to Adamis the license agreement relating to the APC-300 compound, and the agreements relating to the APC-100 and APC-200 would be assigned upon satisfaction of certain conditions.  Under the amendment, Colby assigned and transferred to Adamis the license agreements relating to APC-100 and APC-200 in consideration for the issuance to Colby of 5,000,000 shares of Adamis common stock.  Additionally, Adamis issued 1,250,000 shares to each of David Alan Zarling, Ph.D., M.BA. and Anne Vallerga, M.A., Ph.D., for consulting services rendered to Adamis in connection with the intellectual property covered by the license agreements.

Employment Agreements.  On November 9, 2010, the Company entered into employment agreements with its executive officers.  The agreements provide for the employment of the following persons to the following positions: Dennis J. Carlo, Ph.D., President and Chief Executive Officer; David J. Marguglio, Vice President of Business Development; Robert O. Hopkins, Vice President of Finance and Chief Financial Officer; and Richard L. Aloi, President, Adamis Labs.  Additional disclosure concerning the agreements is contained in the Report on Form 8-K that the Company filed with the SEC on November 12, 2010.

Private Placement Financing Transaction.  On November 11, 2010, Adamis completed a private placement transaction (the “Financing”) pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), both dated as of November 10, 2010.  The Purchase Agreement provides for the sale of up to 40,000,000 shares of common stock of Adamis to a foreign institutitonal investor  (the “Purchaser”), at a price of $0.25 per share, for up to $10 million of gross proceeds.  An initial closing was held on November 10, 2010 pursuant to which the Company received $5,000,000 in gross proceeds and issued 20,000,000 shares of common stock.  The Purchase Agreement provides for two potential subsequent closings (the “Milestone Closings”).  At each Milestone Closing, the Purchaser has agreed to invest $2.5 million if the milestones relating to that Milestone Closing have been achieved and certain other customary closing conditions, including the absence of a material adverse event affecting the Company and the representations and warranties of the Company in the Purchase Agreement being true and correct as of the date of the Milestone Closing, are satisfied.  The two sets of milestones primarily relate to the telomerase prostate cancer technology and product candidate that the Company intends to in-license and to the Company’s APC-100 prostate cancer product candidate, and include completion of manufacturing the compound, filing an Investigational New Drug Application (IND) with the U.S. Food and Drug Administration to begin a clinical trial relating to the product candidate, and submission to an Institutional Review Board of the protocol relating to the planned trial for the product candidate.  Additional disclosure concerning the terms of the Financing is contained in the Report on Form 8-K filed by the Company with the SEC on November 12, 2010.

PFS Syringe Product.  As Adamis previously reported in quarterly reports, commercial launch of the single dose PFS Syringe product has been materially slowed by insufficient funding, and since at least April 1, 2010 Adamis had not had any revenues from sales of the PFS Syringe product, or other Adamis Labs allergy and respiratory products.  At a time when Adamis was not engaged in any sales or marketing activities concerning the PFS Syringe product, was not receiving any revenues from sales of the product and, as previously disclosed, did not have funding to support such sales and marketing activities, in June 2010 the Company received a warning letter from the FDA indicating that Adamis should not market the PFS Syringe product without FDA marketing approval, should take prompt action to correct the violations cited in the letter including failure to have FDA marketing approval, and should respond within 15 days of the receipt of the letter.  As noted above, at the time Adamis received the letter it was not engaged in marketing activities relating to the product.  Adamis subsequently responded and met with the FDA, noted that a number of other epinephrine products have been marketed for many years without FDA marketing approvals, advocated for "fair play" in the market with other similarly situated epinephrine drug products that remain on the market without FDA marketing approval, and indicated its intention to submit an application for marketing approval once certain issues concerning the amount of fees applicable to such an application were resolved.  In November 2010, the Company received a favorable determination from the Small Business Administration that Adamis qualified as a small business, which was one of the unresolved questions concerning the fees relating to the application for approval.  Adamis has completed regulatory dossier relating to the syringe product, and once the remaining issues have been satisfactorily resolved, then absent other unexpected developments and assuming adequate funding Adamis intends to submit an application to the FDA for marketing approval of the product and intends to commercially market the product as soon as reasonably practicable after the FDA allows for marketing of the product.  There can be no assurances that the FDA will ultimately grant marketing approval for the PFS Syringe product, or concerning the timing of filing a marketing application or obtaining any such FDA approval.

Manufacturing Agreement with Beximco.  On December 1, 2010, Adamis announced the signing of a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd.  Beximco is a leading manufacturer of pharmaceutical formulations and Active Pharmaceutical Ingredients (API's) in Bangladesh.  Beximco has a large number of products covering broad therapeutic categories, including, but not limited to, asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and anti-retrovirals.  Beximco's manufacturing site houses a number of self-contained production units including oral solids, metered dose inhalers, intravenous fluids, liquids, ointments, creams, suppositories, ophthalmic drops, injectables and nebulizer solutions.  Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next years.  The expected focus of these drugs will be in the areas of allergy and asthma.  In addition, the companies intend to co-develop certain drugs, some of which Beximco currently produces for the European market.  Adamis will be responsible for regulatory approval and sales in the U.S.

C31G/Savvy Product Candidate.  On December 7, 2010, the Company announced the successful completion of a Phase 3 contraceptive trial of the Company's contraceptive gel product candidate named Savvy® (C31G).  The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States.  The results of the NICHD study were published in December 2010 in Obstetrics and Gynecology.  The Phase 3 trial was a randomized, double-masked, controlled comparator study to assess whether a gel containing the spermicide C31G was non-inferior to Conceptrol®, a commercially available product containing nonoxynol-9 (N-9).  The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug Conceptrol®.  Thus, the study met its primary objective.  Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study.  No drug-related serious adverse events were observed with C31G.  Drug-related side effects of C31G were generally mild and did not lead to discontinuation.

Currently, all spermicides commercially available in the U.S. contain the active ingredient N-9 in a carrier such as a gel, film, cream, foam, suppository, or tablet.  N-9 has been reported in some studies to cause irritant and allergic reactions in some users.  Although the Conceptrol® product was effective and well-tolerated in the NICHD comparative trial, there were a significantly lower number of drug-related events with the C31G gel and fewer women discontinued the study due to drug-related side effects.  C31G does not contain nonoxynol-9 and, if commercialized, may offer an alternative for women who seek a non-hormonal method of contraception.  C31G previously was the subject of two Phase 3 clinical trials conducted in Africa, supported by Family Health International and the United States Agency for International Development, to determine whether C31G was safe and effective for reducing women's risk of acquiring HIV infection.  The external independent Data Monitoring Committee reviewing those trials concluded in 2005 and 2006 that, while there were no safety concerns based on the results of the studies to date, continuing the trials would not allow the effect of C31G on HIV acquisition to be determined because of a lower than expected rate of HIV seroconversion in the trials.  The committee determined that continuation of the trials was not warranted due to a lack of statistical significance between C31G gel and the vehicle control in the interim data.  Accordingly, the trials were discontinued.

Adamis will likely seek to enter into an outlicensing or similar transaction with organizations that have a focus or business unit in the area of contraception.  The C31G product candidate is held by the Company’s Biosyn, Inc. subsidiary and was acquired in 2004 with Cellegy’s acquisition of Biosyn.  Provisions in the acquisition agreement between Biosyn and Cellegy, and in certain of the funding agreements and other agreements relating to the C31G product, provide for payments to the former Biosyn shareholders and to third parties in the event of sales or other revenues relating to C31G.  In addition, sale or outlicensing of the C31G product candidate may require the consent of one or more such third parties.  Accordingly, there can be no assurances that we will be able to successfully conclude a transaction involving C31G or concerning the amounts that we might receive from any such transaction.

Amendment of Gemini Notes and G-Max Note.  As previously disclosed, Adamis entered into a private placement financing transaction with a small number of institutional investors led by Gemini Master Fund, Ltd.  Under the financing, the Company issued 10% Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of $1.5 million, and 1,500,000 shares of common stock of the Company.  The Notes are convertible into shares of the Company’s common stock at any time at the discretion of the investor at an initial conversion price per share of $0.20.  Certain of these investors have elected to convert some or all of their Notes into common stock.  On October 8, 2010, the Company and each of the investors entered into an amendment to the Notes pursuant to which the maturity date of all of the outstanding Notes was extended from October 11, 2010 to December 10, 2010.  Effective December 9, 2010, the Company and each of the investors amended the Notes to extend the maturity date to March 31, 2011.  Interest will continue to accrue and be paid on the outstanding Notes.  No other changes were made to the Notes or agreements relating to the Notes, and all other provisions of the Notes and other agreements continue in full force and effect.  Similarly, the maturity date of the Company’s $500,000 principal note to The G-Max Trust, originally entered into on December 29, 2009, was amended to extend its maturity date from December 29, 2010 to March 31, 2011.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010 have not significantly changed, and except as previously disclosed, no additional policies have been adopted during the nine months ended December 31, 2010.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-17, “Revenue Recognition – Milestone Method (Topic 605); Milestone Method of Revenue Recognition” (codified within ASC 605 – Revenue Recognition) (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. ASU 2010-17 is effective for fiscal years beginning after June 15, 2010 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of ASU 2010-17 on its future consolidated financial statements.

In December 2010, the FASB has issued ASU No. 2010-27, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers” (“ASU 2010-27”). ASU 2010-27 provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. A portion of the annual fee will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011.

ASU 2010-27 specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. The Company is currently assessing the impact of ASU 2010-17 on its future consolidated financial statements.

During December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in ASU 2010-29 affect any public entity, as defined by Topic 805, “Business Combinations,” that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently assessing the impact of ASU 2010-17 on its future consolidated financial statements.

Results of Operations

Nine Months Ended December 31, 2010 and 2009

Revenues and Cost of Sales.  Adamis had revenues of $0 and approximately $351,000 for the nine months ending December 31, 2010 and 2009, respectively.  The reduction in revenues for the first nine months of fiscal 2011 compared to the comparable period of last year was due to the result of the absence of sales of Adamis Labs products.  The Company is not currently actively promoting its Aero line of products, due to funding limitations and the competitive market for antihistamine/decongestant products, with widespread substitution of generic products at the dispensing pharmacy level for the conditions indicated for the Adamis Labs products.  Cost of sales for the nine months ending December 31, 2010 and 2009 were $0 and approximately $121,000, respectively.  The difference was associated with the absence of revenues relating to the Adamis Labs products.

Research and Development Expense.  Adamis incurred approximately $2,110,000 in research and development expenses for the nine months ended December 31, 2010 and approximately $151,000 for the nine month period ended December 31, 2009.  The increase in research and development for the two comparative periods was caused by expenses relating to completion of the acquisition of the Colby license agreements and development of the acquired technology.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ending December 31, 2010 and 2009 were approximately $3,013,000 and $1,987,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, consulting fees, interest expense and employee salaries.  The increase in comparative nine month period expense levels was primarily a result of increased  consulting fees, legal/accounting fees, employee salary expenses and travel expenses.  Increased legal/accounting fees were primarily due to the private placement transaction completed in November 2010.  Salary expense increased compared to previous levels due to the increase in funding.  The increased consulting fees were primarily a result of compensation expenses associated with entering into the public relations firms agreements.

Other Income (Expenses).  Interest expense for the nine month periods ending December 31, 2010 and 2009 was approximately $(712,000) and $(270,000), respectively.  Interest consists primarily of interest expense paid in connection with various notes payable.  The increase in interest expense for the nine month period ended December 31, 2010 in comparison to the same period for fiscal 2010 was due to interest expenses associated with the Gemini notes and the G-Max note.

Three Months Ended December 31, 2010 and 2009

Revenues and Cost of Sales.  Adamis had revenues of $0 and approximately $119,000 for the three months ending December 31, 2010 and 2009, respectively.  The reduction in revenues for the third quarter of fiscal 2011 compared to the comparable period of last year was due to the result of the absence of sales of Adamis Labs products.  The Company is not currently actively promoting its Aero line of products, due to funding limitations and the competitive market for antihistamine/decongestant products, with widespread substitution of generic products at the dispensing pharmacy level for the conditions indicated for the Adamis Labs products.  Cost of sales for the three months ending December 31, 2010 and 2009 were $0 and approximately $54,000, respectively.  The difference was associated with the absence of sales of the Adamis Labs products.

Research and Development Expense.  Adamis incurred approximately $2,093,000 in research and development expenses for the three months ended December 31, 2010 and approximately $52,000 in the three month period ended December 31, 2009.  The increase in research and development expenses for the third quarter of fiscal 2011 compared to the comparable period of last year was primarily due to expenses relating to the completion of the acquisition of the Colby license agreements and development of the acquired technology.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ending December 31, 2010 and 2009 were approximately $928,000 and $705,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, consulting fees and employee salaries.  The increase in comparative three month period expense levels was primarily a result of increased  consulting fees, legal/accounting fees, employee salary expenses and travel expenses.  Increased legal/accounting fees were primarily due to the private placement transaction completed in November 2010.  Salary expense increased compared to previous levels due to the increase in funding.  The increased consulting fees were primarily a result of compensation expenses associated with entering into the public relations firms agreements.

Other Income (Expenses).  Interest expense for the three month period ending December 31, 2010 and 2009 was approximately $(72,000) and approximately $(258,000), respectively.  Interest consists primarily of interest expense paid in connection with various notes payable.  The decrease in interest expense for the three month period ended December 31, 2010 in comparison to the same period for fiscal 2010 was due to the beneficial conversion feature of $249,500 associated with the issuance of the G-Max notes issued December 2009. Interest during the three months ended December 31, 2010 related to continuous interest accruals related to notes payable, as well as amortization of the discount associated with the G-Max notes.

Liquidity and Capital Resources

Adamis’ cash was approximately $2,565,000 and $290,000 as of December 31, 2010 and March 31, 2010, respectively.  The increase in cash compared to the end of fiscal 2010 was primarily the result of the receipt of funding from the November 2010 private placement transaction.

Net cash used in operating activities for the nine months ended December 31, 2010 and 2009 were approximately $(3,058,000) and $(701,000), respectively.  Adamis expects net cash used in operating activities to increase going forward as it engages in additional product research and development activities, pursues additional expansion of its sales base and other business activities, assuming that it is able to obtain sufficient funding.

Net cash provided by investing activities was approximately $150,000 and $60,000 for the nine months ended December 31, 2010 and 2009.  Results for the nine months ended December 31, 2010 were affected by proceeds received from new investors and the partial collection of an amount owed from discontinued operations.

Net cash provided by financing activities was $5,183,000 for the nine months ended December 31, 2010 and was approximately $725,000 for the nine months ended December 31, 2009.  During the comparable nine month period in fiscal 2010, the Company received proceeds from related parties, while in 2011 we did not.

The Company’s financial position at December 31, 2010, was improved by the completion on November 10, 2010, of a private placement transaction with a foreign institutional investor.  Pursuant to the transaction agreements, the Company received $5 million at an initial closing and issued 20 million shares of common stock.  The transaction agreements provide for two potential subsequent closings, at which the purchaser has agreed to invest $2.5 million at each closing if the milestones relating to that closing have been achieved and certain other customary closing conditions are satisfied.  For additional information concerning the transaction, please see the Company’s Report on Form 8-K filed with the SEC on November 12, 2010.

At December 31, 2010, Adamis had substantial liabilities and obligations, including without limitation obligations to the senior secured holders of the Gemini notes, under the G-Max note and to other noteholders.  Even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized from product sales, and during this period Adamis may require additional funds, even if funds are provided at subsequent closings pursuant to the November 2010 financing transaction agreements.  The availability of any required additional funding cannot be assured.  Consequently, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  To achieve successful operations, Adamis will require additional capital to continue research and development and marketing efforts.  No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

Additional financing will be required to support sales and marketing efforts relating to product development and marketing efforts for the Adamis Labs products, continued product research and development on the Company’s cancer and vaccine technology, and to fund any product or company acquisition opportunities, and cash flow from the Adamis Labs’ operations are not expected to provide sufficient cash to fund Adamis’ overall cash requirements for the foreseeable future.  Adamis’ future capital requirements will depend upon numerous factors, including the following:

●	the progress and costs of development programs;
●	the commercial success of new products that are introduced;
●	patient recruitment and enrollment in future clinical trials;
●	the scope, timing and results of pre-clinical testing and clinical trials;
●	the costs involved in seeking regulatory approvals for product candidates;
●	the costs involved in filing and pursuing patent applications and enforcing patent claims;
●	future regulatory actions by the FDA and other regulatory agencies;
●	the establishment of collaborations and strategic alliances;
●	the cost of manufacturing and commercialization activities;
●	the results of operations;
●	the cost, timing and outcome of regulatory reviews;
●	the rate of technological advances;
●	ongoing determinations of the potential commercial success of products under development;
●	the level of resources devoted to sales and marketing capabilities; and
●	the activities of competitors.

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

Off Balance Sheet Arrangements

At December 31, 2010, Adamis did not have any off balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2010, under the heading “Item 9A(T) Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting, including without limitation the absence of independent board oversight in light of the fact that all directors of the Company as of December 31, 2010 were also officers of the Company, and the absence of finance and accounting personnel other than the Chief Financial Officer.  Subsequent to December 31, 2010, the board of directors appointed new, non-employee independent directors to the board of directors, which the Company believes should help address one of the previously-identified weaknesses, the absence of non-employee directors on our board.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti was filed in San Diego Superior Court in May 2010 and was stayed in November 2010.  Plaintiffs are affiliated Cosmo Bioscience entities who claim to have sublicensed certain patented technology from Eurogen BV, an entity wholly owned and controlled by Maurizio Zanetti.  Plaintiffs claimed that Zanetti wrongfully terminated their license, and further that Zanetti improperly licensed the same technology to Adamis in violation of plaintiffs’ exclusive license agreement.  Plaintiffs asserted a single claim for declaratory relief seeking a declaration that the Cosmo sublicense was in full force and effect, and that the Adamis license is invalid.  In a previous effort to assert claims with respect to the technology, one of the principals of Cosmo previously had claimed to be a co-inventor of the patents involved in the lawsuit – a claim which was rejected by a U.S. federal district court.  On July 26, 2010, Zanetti filed a motion to compel arbitration on the ground that the license he signed with Cosmo specified that Italian courts and Italian law would govern the license.  Also on that date, Adamis filed a motion to stay the litigation pending resolution of any Italian arbitration.  Those motions were granted in favor of Zanetti and Adamis on November 22, 2010, and the Cosmo litigation now is stayed.  Cosmo may seek arbitration in Italy.  If it does, Adamis would likely not be a party to the arbitration because Adamis was not a party to the license agreement between Cosmo and Zanetti.  If Cosmo seeks to arbitrate its claim in Italy, the findings of the arbitration would likely impact the Cosmo litigation.  Even if the arbitration resulted in an outcome adverse to Adamis, Adamis believes that it has other defenses to plaintiffs’ claim, although there can be no assurances that this would be the case.

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

In May 2010, Curtis Leahy, et. al. v. Dennis J. Carlo, et al. was filed in San Diego Superior Court, and plaintiffs subsequently filed an amended complaint on June 18, 2010.  The plaintiffs – Antaeus Capital Partners, Curtis Leahy, and David Amron – are Adamis shareholders, and they seek to represent a putative class of shareholders.  The defendants named in the Complaint are Adamis, Dennis Carlo, David Marguglio, Robert Hopkins, and Richard Aloi, who are officers and/or directors of the Company.  Plaintiffs’ first amended complaint alleged that defendants misrepresented and omitted material information in private placement memoranda distributed by Adamis in 2006 and 2008 regarding, among other things, Adamis’ license rights with respect to certain patented anti-viral technology; this claim appears to be based in part on the allegations of the Cosmo plaintiffs in the Cosmo lawsuit described above.  Based on these purported misrepresentations and omissions, plaintiffs asserted claims for violations of Sections 25401, 25501, and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation on behalf of a putative class of shareholders who purchased stock pursuant to either or both of the Company’s 2006 and 2008 Private Placement Memoranda.  Plaintiffs sought damages amounting to the difference between the purchase price of their stock and the current share price, or the price at which they previously sold their stock.

Plaintiffs also alleged that defendants breached their fiduciary duties as directors and officers of Adamis with respect to certain corporate transactions, including the HVG transaction in 2007, the Cellegy merger in 2008, and the Gemini and G-Max financing transactions in fiscal 2010.  Plaintiffs alleged that these transactions were not in the best interest of the Company and did not achieve their stated objectives.  Plaintiffs further alleged that the director defendants collected excessive compensation in fiscal years 2008 and 2009, and asserted that the Company should have exercised its right to repurchase certain shares issued to defendants and other senior managers pursuant to the Stock Repurchase Agreements in 2008 rather than amend those agreements to extend the dates for meeting the applicable performance criteria.  Based on these allegations, plaintiffs asserted claims for breach of fiduciary duty, unjust enrichment and constructive trust, declaratory relief, and injunctive relief.  Believing that this complaint was without merit, defendants filed a demurrer and motion to strike.  On October 22, 2010, in response to defendants’ demurrer, the San Diego Superior Court issued an order dismissing all of the plaintiffs’ claims other than the California Corporations Code claims related to the Company’s 2006 and 2008 private placement memorandums.

Plaintiffs filed a second amended complaint on November 30, 2010, re-asserting claims for violations of Sections 25401, 25501, and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation on behalf of a putative class of shareholders who purchased stock pursuant to either or both of the Company’s 2006 and 2008 Private Placement Memoranda.  Plaintiffs again seek damages amounting to the difference between the purchase price of their stock and the current share price, or the price at which they previously sold their stock.  Plaintiffs also re-alleged their claim for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, but agreed to dismiss this claim in its entirety during a meet and confer conference with counsel for defendants.  The Company continues to believe that the second amended complaint is without merit, intends to defend against the remaining claims vigorously and may assert any available counterclaims.   On December 23, 2010, defendants filed a motion to strike the portions of the second amended complaint discussing the securities lawsuit brought against Dennis J. Carlo in his capacity as an officer and director of Immune Response Corporation.  The San Diego Superior Court heard this motion to strike on January 28, 2011, and denied the motion without prejudice.  The court concluded that it could not find as a matter of law that the allegations relating to the securities lawsuit against Dr. Carlo were irrelevant and immaterial at this stage of the lawsuit.  Defendants are currently scheduled to answer the second amended complaint by February 14, 2011.  The court also held a case management conference and scheduled the hearing on plaintiffs' motion for class certification for June 24, 2011.  A trial date has not yet been scheduled.

Agape World, Inc.

Agape World, Inc. is a company involved in an involuntary bankruptcy proceeding filed in 2009.  Its principal, Nicholas Cosmo, was indicted and faces criminal trial on many counts of wire fraud and other claims, based on allegations that he operated a Ponzi scheme through Agape and other entities.  More than one year before the date of this Report on Form 10-Q, the bankruptcy trustee of Agape contacted the Company by telephone, asserting that Agape World paid $1 million to the Company for 2 million shares of common stock of the Company, but that the stock was issued not to Agape World, but instead to Mr. Cosmo, a principal of Agape World, and claiming that this constituted a fraudulent transfer.  The Company believes that the trustee has recovered the stock from the principal.  The Company responded to the trustee denying any fraudulent transfer or any other basis for a claim by the trustee.  There has been no further communication between the trustee and Adamis for more than one year, and no suit or any action has been filed against the Company.  Management believes that the trustee has no basis for any fraudulent transfer or other claims against the Company.  Due to the limited nature of discussions with Agape, the early stage of this matter and the facts in this case, the outcome of this matter cannot be determined at this time.

The litigation described in this section could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses.  An adverse outcome in any such litigation could have a material adverse effect on Adamis.

ITEM 1A.  Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item.  Risks and uncertainties relating to the amount of cash and cash equivalents at December 31, 2010, are discussed above under the heading, “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q, and are incorporated herein by this reference.  Developments relating to some of the risk factors disclosed in such Form 10-K are discussed in this Form 10-Q under the headings “Overview and Recent Developments – Recent Developments.”  Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 16, 2010, the Company entered into an amendment to the Assignment, Assumption and Stock Acquisition Agreement dated February 24, 2010 with Colby Pharmaceutical Company, a privately held company.  Under the amendment, Colby assigned and transferred to Adamis the license agreements relating to CPC-100 and CPC-200 in consideration for the issuance to Colby of 5,000,000 shares of Adamis common stock.  Additionally, Adamis issued 1,250,000 shares each to the two consultants, for consulting services rendered to Adamis in connection with the intellectual property covered by the license agreements.

On November 10, 2010, Adamis completed a private placement transaction (the “Financing”) pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”).  The Purchase Agreement provided for the sale of up to 40,000,000 shares of common stock of Adamis to a foreign institutional investor (the “Purchaser”), Eses Holdings (FZE), a company located in the United Arab Emirates, at a price of $0.25 per share, for up to $10 million of gross proceeds.  An initial closing was held on November 10, 2010 pursuant to which the Company received $5,000,000 in gross proceeds and issued 20,000,000 shares of common stock.  The Purchase Agreement provides for two potential subsequent closings (the “Milestone Closings”).  At each Milestone Closing, the Purchaser has agreed to invest $2.5 million if the milestones relating to that Milestone Closing have been achieved and certain other customary closing conditions, including the absence of a material adverse event affecting the Company and the representations and warranties of the Company in the Purchase Agreement being true and correct as of the date of the Milestone Closing, are satisfied.  The securities were issued in a private placement transaction to a limited number of persons in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act.

On January 12, 2011, pursuant to provisions in the Company’s 2009 Equity Incentive Plan (the “Plan”) providing for an initial grant of stock options to persons who join the board of directors as non-employee directors, and in connection with their appointment as non-employee directors of the Company, the Company granted to each of Kenneth Cohen and Karen Klause a nonqualified stock option to purchase 50,000 shares of common stock.  The exercise price for the options was the fair market value of the common stock on the date of grant.  These initial grants will vest 50% on the grant date, with the balance vesting in equal monthly installments over a period of three years from the grant date.

During October, November and December 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.

The securities issued to the two consultants relating to the Colby Pharmaceutical technology, and the stock options granted to the Company’s directors, were pursuant to the Company’s 2009 Equity Incentive Plan and a Form S-8 registration statement covering shares issued pursuant to the Plan.  The shares of Common Stock issued and issuable in the Financing were issued in private placement transactions to a limited number of recipients in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act.  Each person or entity to whom securities were issued represented that the securities were being acquired for investment purposes, for the person’s or entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.  The recipient also represented that it was an accredited investor as defined in Regulation D promulgated under the Securities Act.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibit Number	Description
10.1	Form of Option Agreement for Non-Employee Directors. (1)
10.2	Form of Director and Officer Indemnity Agreement. (1)
10.3	2009 Equity Incentive Plan. (1)
10.4	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc. (2)
10.5
Agreement dated as of October 8, 1996 by and among Biosyn, Inc., Edwin B. Michaels and E.B. Michaels Research Associates, Inc.  (Confidential treatment has been requested with respect to portions of this agreement.)  (3)

10.6
Patent License Agreement by and among Biosyn, Inc., and certain agencies of the United States Public Health Service.  (Confidential treatment has been requested with respect to portions of this agreement.)  (4)

10.7	Amendment to Assignment, Assumption and Stock Acquisition Agreement. (5)
10.8	Common Stock Purchase Agreement dated as of November 10, 2010, by and between Adamis and the Purchaser named therein. (Confidential treatment has been requested for portions of this Exhibit.) (6)
10.9	Registration Rights Agreement dated as of November 10, 2010, by and between Adamis and the Purchaser named therein. (Confidential treatment has been requested for portions of this Exhibit.) (6)
10.10	Employment Agreement between the Company and Dennis J. Carlo. (6)
10.11	Employment Agreement between the Company and David J. Marguglio. (6)
10.12	Employment Agreement between the Company and Robert O. Hopkins (6)
10.13	Employment Agreement between the Company and Richard L. Aloi. (6)
10.14	Form of Amendment to Ten Percent Senior Secured Convertible Notes. (7)
10.15	Amendment to G-Max Convertible Promissory Note. (7)
10.16	Product Development and Contract Manufacturing Agreement.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibits filed with the Report on Form 8-K filed January 13, 2011.
(2)	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed October 26, 2004.
(3)	Incorporated by reference to Exhibit 10.21 to the Form 10-K filed March 31, 2005.
(4)	Incorporated by reference to Exhibit 10.22 to the Form 10-K filed March 31, 2005.
(5)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 19, 2010.
(6)	Incorporated by reference to Exhibits filed with the Report on Form 8-K filed November 12, 2010.
(7)	Incorporated by reference to Exhibits filed with the Report on Form 8-K filed December 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date:	February 14, 2011	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date:	February 14, 2011	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer