Form 10-K
period 2011-03-31
Adamis Pharmaceuticals Corp
filed 2011-07-07
CIK 887247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended March 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-26372

ADAMIS PHARMACEUTICALS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11455 El Camino Real, Suite 310, San Diego, CA 92130
(Address of Principal Executive Offices) (zip code)

Registrant’s telephone number, including area code:  (858) 997-2400

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2010 was $7,910,163.

At June 29, 2011, the Company had 83,108,441 shares outstanding.

Documents Incorporated by Reference:  None

ADAMIS PHARMACEUTICALS CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2011

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements.  These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions.  These forward-looking statements include statements about our strategies, objectives and our future achievement.  To the extent statements in this Annual Report involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements.  These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.”  These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements.  Actual events or results may differ materially from those discussed in this Annual Report on Form 10-K.  Except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report.  Important factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-K, including, without limitation, those discussion under “Item 1A.  Risk Factors,” in “Item 1.  Business” and in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.  Savvy, C31G®, Aerokid®, AeroOtic®, and Prelone® are our trademarks, among others.  We also refer to trademarks of other corporations and organizations in this document.

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

Company Overview

Adamis Pharmaceuticals Corporation is an emerging pharmaceutical company engaged in the development and commercialization of a variety of specialty pharmaceutical products.  Our products are concentrated in major therapeutic areas including oncology (cancer), immunology and infectious diseases (viruses) and allergy and respiratory.

We are focused on the development of preventive and therapeutic vaccine products and cancer drugs for patients with unmet medical needs.  During 2010, we acquired rights under three exclusive license agreements covering three small molecule compounds, named APC-100, APC-200 and APC-300, that we believe are promising drug candidates for the potential treatment of human prostate cancer (PCa).  The intellectual property covered by the agreements was licensed from the Wisconsin Alumni Research Foundation, or WARF.  In 2006 and 2007, APC-100 and APC-200, respectively, received the National Cancer Institute's multi-year, multi-million dollar RAPID (Rapid Access to Preventative Intervention Development) Award.  The NCI Division of Cancer Prevention gives this award each year under the RAPID Program to promising new preventative/ therapeutic anti-cancer drugs.

We previously submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, seeking approval to permit us to commence human clinical trials for the APC-100 compound in men with castrate-resistant prostate cancer.  We intend to commence a Phase 1/2a prostate cancer clinical study during the third quarter of calendar year 2011 relating to the APC-100 product for men who have failed-Androgen Deprivation Therapy, or ADT, assuming adequate funding and no unexpected delays.  We expect the trials to commence at the University of Wisconsin Carbone Cancer Center and then be extended to the Wayne State University Karmanos Cancer Institute.

In April 2011, we acquired exclusive rights to patented telomerase-based cancer vaccine technology from the Regents of the University of California.  At the same time, we acquired exclusive rights to a related patent from the Dana-Farber/Harvard Cancer Center.  We intend to pursue development of the technology initially for what we believe may be a novel cell-based vaccine product for prostate cancer, tentatively named TeloB-VAX.  The technology is intended to activate the body’s natural defense machinery to stimulate an immune response against one of nature’s most prevalent tumor markers, telomerase.  We believe that the technology may have applicability to a variety of other kinds of cancer.

We have also acquired exclusive license rights to other patented preventative and therapeutic vaccine technology.  The vaccine technology may be applicable to certain viral-induced diseases such as influenza and hepatitis B and C, as well as prostate cancer.  However, we currently intend to focus initially on the development of one or more of the other recently licensed prostate cancer product candidates and technologies, and as a result the timing of development of this viral vaccine technology is subject to uncertainty and the availability of sufficient funding.

We are also focused on developing and commercializing products in the anti-inflammatory, allergy and respiratory field.  We have developed an Epinephrine Injection USP 1:1000 (0.3mg Pre-Filled Single Dose Syringe) product, or the single dose PFS Syringe product, a pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock.  If launched, the product will compete in a well-established U.S. market estimated to be over $220 million in annual sales.  Following discussions with the FDA during fiscal 2011, we completed a regulatory dossier relating to the product, and once we obtain sufficient funding to support the costs of proceeding with the FDA filing for regulatory approval and the costs of a commercial launch of the product, we intend to submit an application to the FDA for marketing approval of the product and to commercially market the product as soon as reasonably practicable after the FDA allows for marketing of the product.  There can be no assurances that we will file an application for regulatory approval, that the FDA will ultimately grant marketing approval for the PFS Syringe product, or concerning the timing of filing a marketing application or obtaining any such FDA approval.

Additional product candidates in our allergy and respiratory product pipeline include a steroid HFA (hydrofluoroalkane) metered dose inhaler product, referred to as APC-1000, for asthma and chronic obstructive pulmonary disease, or COPD; a generic HFA bronchodilator, referred to as APC-2000; and an HFA pressurized metered dose nasal steroid for the treatment of seasonal and perennial allergic rhinitis, referred to as APC-3000.  Our goal is to commence initial commercial sales of the APC-3000 nasal steroid product in the third quarter of calendar 2013 and two other respiratory products in calendar 2014, assuming adequate funding and no unexpected delays.  During fiscal 2011 we entered into a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd.  Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients in Bangladesh.  Beximco has a large number of products covering broad therapeutic categories, including asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and anti-retrovirals.  Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next years in the allergy and respiratory areas and may co-develop certain drugs.

We also have a contraceptive gel product candidate named Savvy (C31G®).  In December 2010, we announced the successful completion of a Phase 3 contraceptive trial of Savvy.  The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States.  The Phase 3 trial was a randomized, double-masked, controlled comparator study to assess whether a gel containing the spermicide C31G was non-inferior to Conceptrol®, a commercially available product containing nonoxynol-9 (N-9).  The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug.  Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study.  Currently, all spermicides commercially available in the U.S. contain the active ingredient N-9 in a carrier such as a gel, film, cream, foam, suppository, or tablet.  C31G does not contain nonoxynol-9 and, if commercialized, may offer an alternative for women who seek a non-hormonal method of contraception.  In considering commercialization alternatives, we will likely focus on seeking to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of contraception.

Our general business strategy is to generate revenue through launch of our allergy and respiratory products in development, in order to generate cash flow to help fund expansion of our allergy and respiratory business as well as support our future cancer and vaccine product development efforts.  To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make substantial investments in equipment, new product development and working capital.  We estimate that approximately $1.5 million to $2 million will be required to support the regulatory application and a commercial launch of the PFS Syringe product following marketing approval, and that an additional approximately $6-$9 million or more must be invested to support development and commercial introduction of our APC-3000 aerosolized nasal steroid product candidate and our two other allergy and respiratory product candidates.

Corporate Background

Adamis Pharmaceuticals Corporation was founded in June 2006 as a Delaware corporation.  Effective April 1, 2009, the company formerly named Adamis Pharmaceuticals Corporation, or Old Adamis, completed a business combination transaction with Cellegy Pharmaceuticals, Inc., or Cellegy.  Before the merger, Cellegy was a public company and Old Adamis was a private company.  In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction, Cellegy was the surviving corporation in the merger and changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation, and Old Adamis survived as a wholly-owned subsidiary and changed its corporate name to Adamis Corporation.  For additional information concerning the transaction, see Note 4 in the accompanying notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

We have three wholly-owned subsidiaries:  Adamis Corporation; Biosyn, Inc., which has rights to the C31G product; and Cellegy Holdings., Inc.  Adamis Corporation has two wholly-owned subsidiaries:  Adamis Viral Therapies, Inc., or Adamis Viral, which focuses on our cancer and vaccine technologies; and Adamis Laboratories, Inc., or Adamis Labs, which focuses on our allergy and respiratory products.

Allergy and Respiratory Specialty Pharmaceutical Products

On April 23, 2007, Adamis completed the acquisition of a specialty pharmaceutical drug company named Healthcare Ventures Group, Inc., or HVG.  HVG had previously acquired a group of allergy and respiratory products and certain related assets from a third party company.  Net revenues from sales of our allergy and respiratory products from April 23, 2007, the date on which we acquired Adamis Laboratories, Inc., through our fiscal year ended March 31, 2010, were approximately $1,572,000.  We did not market these allergy and respiratory products during fiscal 2011, primarily due to funding limitations and the competitive market for antihistamine/decongestant products and liquid steroids (Prelone).  We believe there is limited potential for these products, due in part to the widespread substitution of generic products at the dispensing pharmacy level for the conditions indicated for the products, limited funding, the elimination of substantially all of our field sales force, and manufacturing and regulatory challenges facing this category of pharmaceutical products.

Our current allergy and respiratory product pipeline includes the single dose epinephrine pre-filled PFS Syringe product, an inhaled nasal steroid product candidate, and additional asthma and allergy products.

Single Dose Epinephrine Pre-Filled Syringe Product

There is a well-defined, market in the United States for patient-administered emergency epinephrine injectors used in the treatment of anaphylaxis.  Based on information in the AAAAI Statistics, in the U.S., an estimated 5% of the population suffers from insect sting anaphylaxis, up to 6% are latex sensitive and up to 1.5% of adults and 5% of children under three years of age experience food related anaphylaxis.  In January 2001, a published study by AAAAI revealed that up to 40 million Americans (15% of the total population) may be at risk for anaphylaxis, a significantly higher number than the historically estimated at-risk population.  According to information in the AAAAI Statistics, approximately 3,000 people in the U.S. die each year from anaphylaxis.

The number of prescriptions for epinephrine products has grown annually, as the risk of anaphylaxis has become more widely understood.  According to the IMS Report, total prescriptions for EpiPen products more than doubled in the five year period from 2001 to 2005.  Based on information in the IMS Report and more recently from NDC data, the U.S. epinephrine injector market was approximately $220 million in sales in 2008 and has historically grown at a rate of approximately 15% per year.  We believe that the growth rate of annual prescriptions will decline, and there are no assurances concerning the rate of annual growth or whether annual prescriptions will decline or grow in the future.

EpiPen® was originally developed by Meridian Medical Technologies, Inc. as an auto-injection system for use by military personnel.  It was designed for self-administration as an antidote for chemical warfare agents and morphine.  The EpiPen® products were introduced to the market in 1982 and were the only epinephrine injectors for allergic emergencies that were available until 2005.  In August 2005, another company introduced a competing product, Twinject ® Dual Pack, (and now Adrenaclick®) 0.3mg epinephrine auto injectors.

We believe that there are barriers to market entry for new competitors based on epinephrine’s susceptibility to contamination, sensitivity to heat and light and a short shelf-life, as well as the need for a competitor to possess the expertise to overcome the packaging and delivery challenges of introducing a competing product to the market.  We also believe that the size of the market may be too small to be a major focus of the large pharmaceutical companies, although there can be no guarantees that this will be the case.

We believe that the primary opportunity lies in the 0.3 mg segment, which constitutes approximately 72% of the total market (measured as a percent of U.S. sales), based on EpiPen unit sales history and the NDC Report.  When sales of dual packs of EpiPen and TwinJect/Adrenaclick are converted to single units, the total target market in the U.S. is estimated to be at least 2.5 million single units per year.

We believe that there is an opportunity for a simple, low-cost, intuitive and user-friendly pre-filled syringe to compete in this largest segment of the market.  We believe that the PFS Syringe product has the potential to compete against other marketed products based on the following factors, among others:

●
Lower Price.  We believe that a lower-priced option would be particularly attractive to individuals potentially susceptible to anaphylaxis as well as managed healthcare drug reimbursement plans providing patient prescription reimbursement.  If marketed, we expect to introduce the PFS Syringe product at a price point reflecting a discount to the price of the leading products, in part to make the product more attractive to customers.

●
Ease of Use.  The EpiPen®, EpiPen® Jr., Twinject® and Adrenaclick® are powerful spring-loaded auto-injector devices.  If not administered properly, they can misfire or be misused.  Our PFS pre-filled 0.3mg syringe will allow patients to self-administer (self-inject) a pre-measured epinephrine dose quickly with a device that does not have moving parts that the user cannot control.

We believe that the PFS Syringe product, if introduced, may acquire a share of the market in a manner somewhat similar to the pattern established by generic drugs, in that the price differential between the expected price of the PFS Syringe product and the price at which the market-leading product is currently sold will motivate purchasers and reimbursing payors to choose the lower cost alternative.  We also believe, however, that if our product competes successfully, at least one of the current competitors may introduce a competing, low-priced, pre-filled single dose syringe while maintaining the price points of its existing product lines.  We believe that the PFS Syringe product has the potential to compete successfully, although there can be no assurance that this will be the case.

Our ability to implement a commercial launch of the PFS Syringe product has been materially hampered by various factors, including limited funding and regulatory considerations.  In addition, we will need to file an application with the FDA, and the FDA will need to approve the application and grant marketing approval, before the product may be launched and marketed.  As we have previously reported, at a time when we were not engaged in any sales or marketing of the PFS Syringe product and did not have funding to support such sales and marketing activities, in June 2010 we received a warning letter from the FDA indicating that we should not market the PFS Syringe product without FDA marketing approval, should take prompt action to correct certain violations cited in the letter including failure to have FDA marketing approval, and should respond within 15 days of the receipt of the letter.  We subsequently responded and met with the FDA, noted that a number of other epinephrine products have been marketed for many years without FDA marketing approvals, and advocated for "fair play" in the market with other similarly situated epinephrine drug products that remain on the market without FDA marketing approval.  Following several further discussions with the FDA concerning the filing fees that would be applicable to a marketing approval application by us, the FDA indicated that the filing fee for an application for marketing approval will be $771,000.  We believe the filing fee will likely increase after September 30, 2011.  We have completed a regulatory dossier relating to the product, and once we obtain sufficient funding to support the costs of proceeding with the FDA filing for regulatory approval, including the filing fee, and the costs of a commercial launch of the product, we intend to submit an application to the FDA for marketing approval of the product and to commercially market the product as soon as reasonably practicable after the FDA allows for marketing of the product.  There can be no assurances that we will file an application for marketing approval, that the FDA will ultimately grant marketing approval for the PFS Syringe product, or concerning the timing of filing a marketing application or obtaining any such FDA approval.

Inhaled and Nasal Steroid Products

We are developing an aerosolized inhaled nasal steroid product, which we refer to as APC-3000, for the treatment of seasonal and perennial allergic rhinitis.  The market for inhaled nasal steroids, or INS, as estimated by us based on the DataMonitor Report, is about $3 billion annually in the U.S. and growing.  Our product will target a small niche within this market.  Although the market is dominated by two multi-national pharmaceutical companies, we believe there is a niche that can be exploited and that our product candidate can achieve a small but meaningful share of this market.

INS products are sold under prescription for seasonal allergic rhinitis.  In addition to inhaled nasal steroids, many different types of products treat the symptoms of allergic rhinitis:  in general, physicians view intranasal steroids as safe and effective.  There are four major physician specialties that treat patients with allergic rhinitis:  allergists; otolaryngologists, or ENTs; primary care physicians; and pediatricians.  On an individual basis, the allergist is the largest prescriber of products within the INS category.  ENT physicians contribute approximately one-half as many prescriptions as allergists, but that is still significantly larger than the volume of the average primary care physician.

Currently, the INS market is dominated by aqueous solution formulations delivered by a pump.  These aqueous pump spray formulations have replaced chlorofluorocarbons, or CFC, propellant INS products, which once dominated the INS market.  The propellant inhaled nasal steroids that were previously available have been discontinued due to concerns regarding the effects of CFC on the environment.  Based on information in the IMS Report concerning 2005 sales, the two leading products, which are marketed by large pharmaceutical companies, account for over 70% of total product sales in this market.  We do not anticipate competing directly against the two leading companies in this market by attempting to out-spend or out-promote them in the marketplace.  We believe that our market opportunity lies in capturing a small portion of the market with a new aerosolized hydrofluoroalkane, or HFA, version of an established product but at a discount to the current prices of the leading branded products.

We expect APC-3000 to be considered a “new” drug by the FDA, and accordingly we believe that we will be required to submit data for an application for approval to market APC-3000 pursuant to Section 505(b)(2) of the Food Drug and Cosmetics Act, although there are no assurances that this will be the case.  Total time to develop the APC-3000 product, including manufacture of the product, clinical trials and FDA review, is expected to be approximately 25 months from inception of full product development efforts, assuming sufficient funding and no unexpected delays.  We intend to request a meeting with the FDA to discuss the specific requirements to develop and sell the product in the United States.

We have chosen an organization that will assist us in developing the correct specifications, formulations, and a list of required tests that comply with the FDA regulations for the product.  We intend to develop the APC-3000 product with our manufacturing partner, Beximco.  Once developed, we anticipate that we will transfer the product and the specifications to Beximco for manufacturing.

The second product, APC-1000, is an HFA metered dose inhaled steroid product for asthma and chronic obstructive pulmonary disease, or COPD.  We also intend to develop this product with our manufacturing partner Beximco.  The actual date of introduction will depend on a number of factors, including those described below.

Our third product candidate that we intend to develop with Beximco, APC-2000, is a generic HFA bronchodilator for the treatment of asthma and COPD.  We have had discussions with the FDA regarding regulatory approval requirements.  The FDA has communicated to us that this product is subject to review under the rules governing submission of abbreviated new drug applications, or ANDAs.  Once product development is completed, we anticipate submitting an ANDA application to the FDA relating to this product, assuming adequate funding and no unexpected developments.  There can be no assurance concerning the timing or outcome of product development, regulatory submission or whether the FDA will grant marketing approval for any such product.

We estimate that approximately a total of $6-$9 million is required to support the development and commercial introduction of APC-3000 and our two other allergy and respiratory products, although there are no assurances that such funding will be available.  Factors that could affect the actual launch date for our allergy and respiratory product candidates include the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the product, any unexpected difficulties in licensing or sublicensing intellectual property rights for other components of the product such as the inhaler, any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product, any unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product, and receipt of adequate funding to support product development and sales and marketing efforts.  Significant delays in obtaining funding to support the development and introduction of such products could reduce our revenues and income, require additional funding from other sources, and potentially have an adverse effect on our ability to fund research and development efforts for cancer indications and vaccine product candidates.

Manufacturing Agreement with Beximco

On December 1, 2010, we announced the signing of a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd.  Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients (APIs) in Bangladesh.  Beximco has a large number of products covering broad therapeutic categories, including, but not limited to, asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and anti-retrovirals.  Beximco's manufacturing site houses a number of self-contained production units including oral solids, metered dose inhalers, intravenous fluids, liquids, ointments, creams, suppositories, ophthalmic drops, injectables and nebulizer solutions.

Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next years, and we intend to partner with Beximco regarding the nasal steroid and inhaler products described above.  The expected focus of these drugs will be in the areas of allergy and asthma.  In addition, the companies intend to co-develop certain drugs.  We will be responsible for regulatory approval and sales in the U.S.

Cancer and Vaccine Product Candidates

We are focused on the development of therapeutic vaccine product candidates and prostate cancer drugs for patients with unmet medical needs in the multi-billion dollar global prostate-cancer market.  We initially focused on vaccine technologies only, with initial emphasis on developing a novel avian influenza vaccine.  However, with the entering into during 2010 and 2011 of license agreements relating to the APC-100, APC-200, APC-300 and telomerase vaccine technologies, we are focusing on both the small molecule cancer therapeutic drugs and on therapeutic cancer vaccine opportunities.

Prostate Cancer Technologies

In February 2010, we entered into an agreement with a private company to acquire exclusive license agreements covering three small molecule compounds, named APC-100, APC-200 and APC-300, that we believe are promising drug candidates for the potential treatment of human prostate cancer (PCa).  The APC-300 agreement was acquired in February 2010, and the acquisition of the other two agreements was completed in October 2010.  The intellectual property covered by the agreements was licensed from the Wisconsin Alumni Research Foundation, or WARF.  In 2006 and 2007, APC-100 and APC-200, respectively, received the National Cancer Institute's multi-year, multi-million dollar RAPID (Rapid Access to Preventative Intervention Development) Award.  The NCI Division of Cancer Prevention gives this award each year under the RAPID Program to promising new preventative/ therapeutic anti-cancer drugs.  Collectively, more than $18 million has been spent through government and private foundation grants and private investor funding for the development of these three new small molecule drug candidates.  We submitted an Investigational New Drug Application, or IND, to the FDA at the end of February 2011 and supplemented the IND at the end of April 2011.  The time period for FDA review of the IND has been completed, and we intend to commence a Phase 1/2a prostate cancer clinical study during the third quarter of calendar year 2011 relating to the APC-100 product for men who have failed-Androgen Deprivation Therapy, or ADT, assuming adequate funding and no unexpected delays.  We expect the trials to commence at the University of Wisconsin Cancer Center and then be extended to the Wayne State University Karmanos Cancer Institute.

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

The prostate is a walnut-sized gland located in front of the rectum and underneath the urinary bladder.  It is found only in men.  The prostate starts to develop before birth and continues to grow until a man reaches adulthood.  This growth is fueled by male hormones, the so-called androgens.  The main androgen produced by men is the hormone testosterone.  Testosterone can be converted by the body into dihydrotestosterone, or DHT, which in turn signals the prostate to grow.  The prostate stays at adult size in adult males as long as the male hormone is present at physiological levels.

A prostate cancer develops when cells in the prostate begin to grow out of control, and a cancerous tumor can form.  Several types of cells are found in the prostate, but over 99% of prostate cancers develop from gland cells within the prostate.  The medical term for a cancer that starts in gland cells is an “adenocarcinoma.”  As the tumor grows, it can spread to the interior of the prostate, to tissues near the prostate, to the sac-like structures attached to the prostate known as the seminal vesicles, and to distant parts of the body, such as the bones, liver lobes or lungs.  Prostate cancer, or PCa is one of the most invasive malignancies and a leading cause of cancer related deaths in many countries.  According to the American Cancer Society and the National Cancer Institute, prostate cancer is the second-most common cancer in American men, and the second leading cause of cancer death in American men.  The ACS estimates for prostate cancer in the United States for 2009 indicate that about 192,280 new cases of prostate cancer will be diagnosed and 27,360 men will die of prostate cancer.  The NCI has estimated that approximately 20% of patients present with locally advanced or metastatic prostate cancer at the time of diagnosis.  Metastatic prostate cancer is advanced prostate cancer that has spread beyond the prostate and surrounding tissues into distant organs and tissues.  The majority of men who die from prostate cancer die from the consequences of metastatic disease.  According to the National Cancer Institute, the five-year survival rate of patients with prostate cancer that has metastasized to distant organs is only about 30.6%.  Metastatic prostate cancer is generally divided into two states:  the androgen hormone-sensitive, androgen-dependent or castrate sensitive PCa state, referred to as CS-PCa; and the castrate-resistant PCa state, or CR-PCa, also referred to as the androgen hormone-refractory, androgen-independent or the Androgen Deprivation Therapy, or ADT, resistant state.

Testosterone and other male sex hormones, known collectively as androgens, can fuel the growth of prostate cancer cells.  Androgens exert their effects on prostate cancer cells by binding to and activating the Androgen Receptor, which is expressed in prostate cancer and other cells.  When they first metastasize to distant sites, most prostate cancers depend on androgen hormone for tumor growth.  These prostate cancers are CS-PCa prostate cancers.  The CS-PCa tumors treated with ADT are often already inflamed or can also become chronically inflamed and invariably become CR-PCa tumors.

For patients with advanced, metastatic CS-PCa prostate cancer, the standard of care is treatment with hormonal ablation therapy, also known as ADT.  ADT is used to suppress production or block the action of androgens.  Accordingly, the leading therapies currently used for the treatment of prostate cancer, after it recurs following radiation or surgery, are focused on diminishing the production of androgens, or antagonizing the effects of androgens by blocking the Androgen Ligand Binding Domain on the Androgen Receptor inside prostate cancer cells with drugs known as anti-androgens.  Thus, these two different effects are achieved through two separate therapeutical approaches.  The first approach is often to reduce the amount of androgens produced in the body, primarily in the testes.  This can be achieved by surgical castration by removal of both testicles, referred to as an orchiectomy, or alternatively through use of one or two different kinds of ADT drugs, called chemical castration.

One chemical castrating therapeutic drug is known as a luteinizing hormone-releasing hormone, or LHRH agonist drug.  This type of drug is exemplified by compounds such as Zolodex that lower the native production of testosterone from the adrenal gland.  A second chemical castrating therapeutic approach uses drugs known as anti-androgens, which directly block the interaction of androgens from binding to the ligand binding domain of the Androgen Receptor, or AR-LBD.  For example, Bicalutamide (Casodex®) is an anti-androgen drug that binds to the

AR-LBD and displaces or blocks androgen binding to the AR-LBD and thus inhibits normal AR function.  Bicalutamide is now a generic.  Additional generic anti-androgens include Flutamide (also known as Nilutamide).  Bicalutamide is still one of the largest selling of the anti-androgen CS-PCa therapeutic drugs, with global annual sales of about $1 billion and more than $800 million in 2009 from AstraZeneca PLC, according to its public disclosures of sales.  Anti-androgens and LHRH agonists often are given in combination therapy, an approach known as a Combined Androgen Blockade.  However, because these ADT therapies operate by reducing the ability of androgen hormone to bind and activate the AR to fuel the growth of prostate cancer cells, they generally are effective only on prostate cancers that remain hormone-sensitive, that is, those men with CS-PCa tumors that still depend on androgen and the AR-LBD for PCa cell growth.  Adamis, collaborators, and many others now commonly recognize that androgen deprivation therapy causes prostate cancer cell programmed cell death, referred to as apoptosis, and can also contribute to pathophysiological chronic inflammation in men with CS-PCa.  There is significant published data supporting the important role of chronic inflammation in the change from CS-PCa to CR-PCa.

Most animal and human prostate cancer initially is hormone-sensitive and thus initially responds to ADT.  However, according to a study published in the October 7, 2004 issue of The New England Journal of Medicine, and other studies, virtually all hormone-sensitive metastatic prostate cancer (CS-PCa) are commonly believed to undergo changes that convert CS-PCa to the castration-resistant (CR-PCa) state within a median of 18-24 months after initiation of ADT.  Once in this ADT resistant CR-PCa state, CR-PCa generally continues to grow even when there is a significant reduction of testosterone production.  The change to the castration-resistant state is generally determined based on monitoring either rising levels of prostate-specific antigen, or PSA, in prostate patients’ blood serum, or by documented disease progression as evidenced by radiographic imaging tests (via patient MRI or bone scans) or the CR-PCa patients’ presentation of significant clinical symptoms, including pain with or without chronic fatigue.  Metastatic prostate cancer that has become castration-resistant most often becomes more highly advanced, resistant to all forms of therapy, and extremely aggressive.  These patients have a median survival of often only 10 to 16 months because, at present, there is no successful medium- or long-term chemotherapy or immunotherapy treatment for advanced metastatic CR-PCa.  Treatment of patients with CR-PCa remains a clinical challenge.

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

We believe that APC-100, -200 and -300 may offer significant new treatments for prostate cancer and inflammation.  In animal studies conducted to date, all three of these compounds were safe and well tolerated, and are active not only against castrate sensitive but also against castrate resistant prostate tumors.

Drug Product Candidates in Development

APC-100.  APC-100 is the most advanced of the three small molecule anti-inflammatory drug candidates.  In animal studies conducted to date, APC-100 demonstrated potent anti-androgenic and anti-inflammatory activities against prostate tumors growing in animal models and showed a strong safety profile in preclinical safety studies.

To date, APC-100 has demonstrated desirable pharmacological characteristics as an oral or injectable anti-inflammatory and anti-androgenic drug candidate with multiple mechanisms of action.  APC-100 significantly decreases secretion of human PSA by human prostate cancer cells growing in mice and also significantly increases the time-to-tumor progression and survival of PCa mice with CS-PCa and CR-PCa tumors.  In animal studies conducted to date, APC-100 was found to be more effective than Casodex and Flutamide, which are leading ADT drugs.

Based on studies to date, we believe that the APC-100 drug candidate may offer important advantages over existing anti-androgen standard of care drugs that are used in hormonal therapies in prostate cancer patients.  APC-100 has the potential to be used for both castrate-sensitive and castrate-resistant prostate cancer patients.  The standard of care for second-line hormonal therapies includes using existing drugs, such as steroids (hydrocortisone, dexamethasone), hormones (estrogen, aminoglutethimide) and anti-fungal agents (ketoconazole) in “off-label” drug use settings.  Each of these drugs has characteristics limiting its usefulness as a treatment for prostate cancer.  We believe that APC-100 may have potential advantages over such existing treatments, most notably due to its being anti-inflammatory, anti-androgenic and multi-targeted, as well as safe and well tolerated in animal testing.

A variety of serious side effects have been associated with the use of existing second-line hormonal treatments, which are limiting their uses.  To date, however, no serious side effects appear to be associated with the use of APC-100.  Should APC-100 continue to demonstrate a continued lack of serious side effects, we believe it would be favorably positioned against other therapeutic PCa agents.  Finally, agents used as second-line hormonal PCa agents for castration resistant prostate cancer must be taken multiple times during the day.  In pre-clinical testing to date, APC-100 has shown the potential to be administered once per day as an oral drug.  Such a convenient oral dosing schedule may result in better patient at home compliance, when compared to other agents that are used as second-line hormonal treatments.

In 2006, APC-100 was awarded the National Cancer Institute, or NCI, Rapid Award.  The award is given for promising new drugs for the treatment of cancer and resulted in significant funding for research and development of APC-100.  The development of APC-100 has been funded by Michael Milken's Prostate Cancer Foundation, the Department of Defense's Congressionally Directed Medical Research Programs' Prostate Cancer Research Program, as well as grants and contracts from the U.S. Public Health Service and the NCI.

We submitted an Investigational New Drug application, or IND, to the FDA at the end of February 2011, and supplemented the IND in April 2011, seeking approval to permit us to commence human clinical trials for the compound in men with castrate-resistant prostate cancer.  The time period for FDA review of the IND has been completed, and we intend to commence a Phase 1/2a prostate cancer clinical study during the third quarter of calendar year 2011 relating to the APC-100 product for men castrate resistant prostate cancer who have failed-Androgen Deprivation Therapy, assuming adequate funding and no unexpected delays.  The trials are expected to commence at the University of Wisconsin Cabone Cancer Center and then be extended to Wayne State University Karmanos Cancer Institute.  Both of these Institutions are currently named within “The Prostate Cancer Clinical Trials Consortium,” which is made up of a 13 member clinical trial research group sponsored by the Prostate Cancer Foundation and the Department of Defense that capitalizes on their scientific expertise and institutional resources with the goal of rapidly bringing new discoveries to prostate cancer patients.  In the trial, each patient will be assessed for toxicity, biochemical responses (PSA), radiographic and clinical responses.  We estimate that the Phase 1/2 clinical trial specified in the IND could require approximately 18 months in total, and that the total cost of the clinical trial could be in the range of approximately $2,100,000.  After completion of the anticipated Phase 1/2a APC-100 trial, we expect that we would meet with the FDA to review the trial results and determine extension of the Phase 2a to Phase 2b.

APC-200.  APC-200 is a drug candidate for both castrate-sensitive and castrate resistant prostate cancer.  APC-200 block androgen-induced hydrogen peroxide production and inflammation and inhibits mouse PCa.  Whereas acute inflammation is important for host defenses, for example against acute bacterial and viral infections in the prostate, chronic inflammation can contribute significantly to prostate tumor initiation, growth, progression and metastic PCa.  In animal studies conducted to date, APC-200 was an excellent inhibitor of chronic inflammation, also completely inhibiting oxidase mediated high rates of hydrogen peroxide production in vivo, and significantly delaying prostate cancer progression and death in the standard mouse prostate cancer model (TRAMP - transgenic adenocarcinoma of the mouse prostate – mouse model).  TRAMP mice have spontaneously developing prostate cancer, where all animals usually die from metastatic PCa at 22 weeks of age.  In the TRAMP animal studies conducted to date, APC-200 repeatedly demonstrated a statistically significant therapeutic efficacy and a strong safety profile with highly desirable pharmacological therapeutic characteristics and with the capacity to be administered as either an oral or injectable drug.

APC-200 is being developed as an oral, injectable or implantable drug, specifically in appropriate formulations for patients with PCa for whom ADT is currently not approved or appropriate with standard-of-care therapeutics, for example prior to surgery or radiation of the primary prostate cancer.  Additionally, APC-200 may fulfill another unmet medical need for which there is no approved drug on the market, in that it might be given after surgery or radiation but before or with ADT, since it has been shown to be a potent anti-inflammatory drug in the animal studies conducted to date.  In pre-clinical studies conducted to date, APC-200 effectively inhibits the androgen-induced oxidase-mediated increased production of hydrogen peroxide in prostate tissues and inhibits inflammation which has been recognized to be an important factor in the induction and progression of prostate cancer.  In the TRAMP mouse PCa model, APC-200 increased survival and time to tumor progression, and demonstrated inhibition of PSA secretion by human tumors and low toxicity with no pro-estrogenic or other negative side-effects.  In 2007, APC-200 was awarded the NCI Rapid Award, which is adequate for funding of all IND-enabling data including the ongoing large animal GLP toxicology measurements and with extra funds for formulation studies in development.

Pre-clinical safety pharmacology and toxicology studies are being conducted by NCI.  GMP manufacture of APC-200 for oral administration has been initiated.  A clinical protocol for the use of APC-200 for the treatment of prostate cancer has been completed with the exception of the dosing schedule, which is dependent on the toxicology data.  Toxicology studies are due to be completed during the third calendar quarter of 2011.  Thereafter, we anticipate filing and opening an Adamis-sponsored IND relating to the clinical investigation of oral APC-200 in PCa patients pre-ADT.  We anticipate that this study will be initiated sometime during the first half of calendar year 2012, assuming adequate funding and no unexpected delays.  Most of the activities, including pharmacology and toxicology, are still ongoing at the NCI.

APC-300.  APC-300 is a multi-targeted small molecule therapeutic drug that we believe has the potential to demonstrate anti-inflammatory, pro-apoptotic anti-cancer activities for prostate cancer patients, including men with advanced metastatic CR-PCa.  In pre-clinical in vivo studies conducted to date, APC-300 repeatedly demonstrated a significant ability to inhibit human tumor growth and kill both castrate-sensitive and castrate-resistant human prostate cancer tumors.  It also materially decreased human tumor volumes and suppressed local metastasis in human xenograft models, where malignant human prostate or human melanoma tumor tissue was grafted onto athymic immunosuppressed experimental mice.

APC-300 inhibited human androgen receptor protein production in these studies.  It also inhibited PSA secretion by human PCa cells, which is a serum marker for human prostate cancer.  Based on the pre-clinical studies conducted to date, APC-300 clearly targets microtubule assembly and regulation, inhibits inflammation and is a potent pro-apoptotic therapeutic oral drug with potential for human prostate cancer patients.  Based on pre-clinical studies conducted to date, APC-300 also (i) inhibits prostate growth with simultaneous effects on the level of alpha-tubulin and beta-tubulin (the microtubule structural proteins), Stathmin (a micotubule regulating protein) and Survivin (a microtubule-regulatory downstream target/pro-survival protein), (ii) induces Fas receptor-mediated apoptotic signaling, (iii) decreases the level of the anti-apoptotic protein cFLIP, (iv) decreases transcriptional activation of Survivin and cFLIP, and (v) has a strong safety profile and desirable pharmacological characteristics with the capacity to be administered as either an oral or injectable drug or as a nutraceutical.  Because of its multiple mechanisms of action, we believe that APC-300 may have potential applications in the treatment of other tumor types in which microtubule inhibitors have already been shown to be effective, including melanoma, as well as in prostate cancer.

Telomerase Vaccine Technologies

In April 2011, we acquired exclusive rights to patented telomerase-based cancer vaccine technology from the Regents of the University of California.  The technology was developed by Maurizio Zanetti, M.D., at the University of California, San Diego, or UCSD.  At the same time, Adamis licensed a complementary technology from the Dana-Farber/Harvard Cancer Center.  We intend to pursue development of the technology initially for what we believe may be a novel cell-based vaccine product candidate for prostate cancer, tentatively named TeloB-VAX.  The technology is intended to activate the body’s natural defense machinery to stimulate an immune response against one of nature’s most common tumor markers, telomerase.  The vaccine will utilize the patient’s own B cells as antigen producing and antigen presenting cells.  B cells represent approximately 12% of a person’s circulating blood cells.  We believe that if future clinical trials prove successful, this technology may represent one of the first concrete opportunities to program the immune system to mobilize killer lymphocytes to combat cancer cells, whether these are adult differentiated cells or progenitor cancer stem cells.  Since telomerase is increased in over 85% of all cancers, a vaccine product could potentially be used to treat multiple cancer types, such as breast, lung, and colon cancer.

Telomerase is an enzyme that adds DNA sequence repeats (for example, "TTAGGG") to the 3’ end of DNA strands in the telomere regions of chromosomes at every cell division.  Telomerase confers the immortality trait that converts normal cells into cancer cells and prevents the erosion of telomeres and end-to-end chromosomal fusion.  As such, telomerase is over-expressed in the vast majority of differentiated cancer cell types.  Importantly, telomerase is also necessary for self-renewal of cancer stem cells and cancer cell progenitors.  Based on the foregoing, telomerase reverse transcriptase, or TERT, is an antigen or tumor marker expressed in both differentiated and progenitor cancer cells making vaccination against TERT a potentially effective measure to induce an immune response against cancer cells at both stages of differentiation.

The vaccine product candidate is composed of the patient’s own circulating B lymphocytes harboring a unique patented engineered plasmid DNA.  The transfection (plasmid DNA entering the B cell) procedure is “spontaneous,” requiring no facilitating molecules or devices.  Based on tests conducted to date, after approximately 60 minutes of incubation with the plasmid, the cells can be re-infused back into the patient.  In studies conducted to date, the TeloB-VAX prostate cancer vaccine candidate induced a potent cellular immune response against the first truly common cancer marker, TERT.

In a Phase 1 study completed at UCSD in castrate resistant prostate cancer patients, the vaccine product candidate was safe, non-toxic and immunogenic.  Either a single injection or two injections of TeloB-VAX, spaced one month apart, was shown to induce a specific CD8 T cell response.  More important, the T cells induced post-vaccination were shown to specifically kill prostate cancer cells.

We believe that if future trials are successful and a vaccine product is developed, such a vaccine product may have a number of competitively advantageous features, including:  prolonged antigen presentation by B cells (5 days); a unique patented platform technology using a cancer antigen (marker) that is increased in approximately 85% of all tumors; induces an immune response after a single injection; no need for complicated culture procedures; much fewer steps; and potentially lower cost than other competitive products.

We will initially focus development of the telomerase technology on prostate cancer.  However, if the vaccine technology is successful, we intend to develop the technology for other indications such as breast, lung and colon cancer.

Other Vaccine Technologies

In addition, we have licensed patented vaccine technology that we believe has the potential to provide protection against a number of different viral infectious agents.  This novel vaccination strategy, which employs DNA plasmids, appears, based on preclinical studies conducted to date, to have the ability to “train” a person’s immune system to recognize and mount a defense against particular aspects of a virus’ structure.  If successful, we believe this technology will give physicians a new tool in generating immunity against a number of viral infections that have been difficult to target in the past.

The first target indication for this technology has yet to be determined, but will be based on market, technology, and patent position considerations.  Disease targets might include therapeutic vaccines for Influenza, Hepatitis B and C, which are known to be involved in hepatocellular carcinomas, Human Papillomavirus, which is known to be involved in head and neck squamous cell carcinomas, and prostate cancer.

The technology that provides the basis of our research and development in this area was developed by Dr. Maurizio Zanetti, M.D., a professor at the Department of Medicine at UCSC.  Dr. Zanetti has developed and patented a method of DNA vaccination by somatic transgene immunization, or STI.  We have entered into a world-wide exclusive license with Dr. Zanetti, through a company of which he is the sole owner, Nevagen, LLC, to utilize the technology within the field of viral infectious agents.  We believe that the technology may have broad applications and intend to target viral disease indications for its initial proof of concept.

STI, also sometimes called TLI, has already been tested in Phase I studies in humans for other vaccine applications.  An immune response was elicited in the study, and the results suggested that the procedure was safe.  Testing, for instance for influenza, is currently at the preclinical stage.  If successful, STI may provide a vaccine a wide variety of forms of influenza, including avian flu, although there are no guarantees that any of the trials will be successful or that a commercial product will be developed or marketed.

Many current vaccines act by giving the immune system a preview of certain protein antigens expected to be found on the target structure; pathogens, such as influenza, however, demonstrate the limitations of this approach:  the influenza virus changes its coat, often by recombination with swine or human viruses or other variation processes approximately every flu season.  The changes make each year’s new version of the flu unrecognizable to the immune system, and therefore immunity to influenza viral variants must be usually reestablished with a new vaccine every fall.  The following summarizes the method proposed by us to develop long lasting and cross-reactive immunity against, for example, influenza, but also against other therapeutic vaccine targets using STI:

●	Draw a small amount of blood from patient
●	Separate the white blood cells
●	Add plasmid (DNA) to the white blood cells
●	Incubate overnight to allow the plasmid to enter the white blood cells (ex vivo transgenesis)
●	Inject white blood cells back to the individual to induce immunity to the target of choice, such as influenza, hepatitis, HPV, and prostate cancer).

Experiments conducted by third parties for us utilizing the STI technology in mice have shown that T-cell immunity can be induced in vivo by a single intravenous inoculation of naïve B lymphocytes genetically programmed by ex vivo transgenesis.  This is accomplished by administering a plasmid DNA under control of a B cell specific promoter.  The process is entirely spontaneous and mimics the process of viral infection, which is intracellular replication.  Results show the induction of systemic effector CD4 and CD8 T-cell responses within 14 days after administration of the transgenic B cells.  Durable immunologic memory is also induced.  It has been demonstrated that a single injection of 5 x 103 transgenic B lymphocyte induces complete protection from a lethal virus challenge.  The following outlines the protocol used in the mouse trial:

●	A small amount of blood was drawn from mice
●	B cells were separated from the blood and transfected with DNA from flu virus
●	Transfected lymphocyctes, or priming B cells, were re-infused into the mice
●	A lethal challenge of virus was administered via aerosol 14-21 days after re-infusion
●	For controls, mice were injected with priming B cells transfected with DNA not specific for the flu

A single injection of transgenic B lymphocytes in this trial was sufficient to generate specific CD8 T-cell memory responses, which protected mice from a lethal viral challenge.  The immune response that was induced was a reaction against the common components of the influenza virus, and was cross-reactive, meaning that it reacted against various types of flu virus (avian or any other).  Thus, we believe this type of vaccine may be utilized to protect individuals from various strains of influenza that may occur.

We currently intend to focus initially on the development of one or more of the other recently licensed prostate cancer product candidates and technologies, and as a result the timing of development of this viral vaccine technology is subject to uncertainty and the availability of sufficient funding.

Savvy/C31G

On December 7, 2010, we announced the successful completion of a Phase 3 contraceptive trial of its contraceptive gel product candidate named Savvy (C31G).  The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States.  The results of the NICHD study were published in December 2010 in Obstetrics and Gynecology.  The Phase 3 trial was a randomized, double-masked, controlled comparator study to assess whether a gel containing the spermicide C31G was non-inferior to Conceptrol®, a commercially available product containing nonoxynol-9 (N-9).  The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug Conceptrol®.  Thus, the study met its primary objective.  Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study.  No drug-related serious adverse events were observed with C31G.  Drug-related side effects of C31G were generally mild and did not lead to discontinuation.

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

We intend to meet with the FDA to discuss the regulatory pathways for submitting an NDA for marketing approval, including whether any additional trials will be required before an NDA is submitted.  In considering commercialization alternatives, we will likely seek to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of contraception.  The C31G product candidate is held by our Biosyn, Inc. subsidiary and was acquired in 2004 with Cellegy’s acquisition of Biosyn.  Provisions in the acquisition agreement between Biosyn and Cellegy, and in certain of the funding agreements and other agreements relating to the C31G product, provide for payments to the former Biosyn shareholders upon marketing approval by the FDA (or, in certain circumstances, certain foreign regulatory authorities) of C31G for one or more indications and payments to certain other third parties in the event of sales or other revenues relating to C31G.  In addition, sale or out-licensing of the C31G product candidate may require the consent of one or more such third parties.  As a result, commercialization of the product may require renegotiation of the provisions relating to the former Biosyn shareholders and such third parties.  Accordingly, there can be no assurances that we will be able to successfully conclude a transaction involving C31G or concerning the amounts that we might receive from any such transaction.

License Agreements

License Agreements Relating to APC-100, APC-200 and APC-300

On February 24, 2010, we entered into an Assignment, Assumption and Stock Acquisition Agreement with Colby Pharmaceutical Company, a privately held company, relating to the APC-100, APC-200 and APC-300 product candidates.  Under the original agreement, Colby assigned to us the license agreement relating to the APC-300 compound and agreed that the agreements relating to the APC-100 and APC-200 would be assigned upon satisfaction of certain conditions, in exchange for 800,000 shares of our common stock upon execution of the agreement and additional shares upon transfer of the two additional agreements.  Colby licensed the patents, patent applications and related intellectual property relating to the compounds pursuant to license agreements with the Wisconsin Alumni Research Foundation, or WARF, the licensor.  In October 2010, Adamis and Colby amended the agreement.  Under the amendment, Colby assigned and transferred to us the license agreements relating to APC-100 and APC-200 in consideration for the issuance to Colby of 5,000,000 shares of our common stock.  Additionally, we issued 1,250,000 shares to each of two principals of Colby, for consulting services in connection with the intellectual property covered by the license agreements.

The APC-100 and APC-200 license agreements are dated January 26, 2007.  The APC-300 license agreement is dated January 2, 2008.  Under each separate agreement, the licensor grants to licensee an exclusive license, with rights of sublicense, under the patents and patent applications identified in the agreement, for the fields of human nutraceuticals, preventatives, therapeutics and diagnostics and for all territories worldwide that are covered by any of the licensed patents.

The license agreements include milestones that licensee agrees to meet by certain dates, relating to obtaining cumulative funding by certain dates, the filing of an IND relating to a covered product, enrollment of a first patient under a Phase II clinical trial by certain dates, and filing of an NDA with the FDA relating to a covered product by certain dates.  The licensor has the right to terminate the license agreement with advance notice if the licensee fails to meet any of the funding milestones or commercialization milestones.  Under each agreement, the licensee agrees to pay the licensor a milestone payment of $25,000 upon the filing of the first IND or comparable regulatory filing for a covered product, and additional payments upon the achievement of the additional milestones, aggregating approximately $600,000.

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

The term of each agreement continues until the date that none of the licensed patents under the agreement remains an enforceable patent.  The licensee may terminate the agreement at any time with 90 days prior notice to the licensor.  Licensor may terminate the agreement if the date of first commercial sale of a covered product does not occur by December 31, 2020 under the APC-100 and APC-200 agreements and December 31, 2021 under the APC-300 agreement.  Licensor may also terminate the agreement following licensee’s failure to meet a funding or commercialization milestone, fails to pay amounts when due or deliver a development report or commits a material breach of the agreement, and fails to cure the default within 90 days.

Telomerase Vaccine Technology

Our telomerase vaccine technology was licensed pursuant to exclusive license agreements entered into in April 2011 with the Regents of the University of California and the Dana-Farber Cancer Institute, Inc.  Pursuant to the agreement with the University of California, we acquired a license to certain patents and related intellectual property rights relating to a telomerase-based cancer vaccine technology.  In addition, we licensed a complementary patent based on technology from the Dana-Farber Cancer Institute, Inc.

Under the terms of the license agreement, we licensed the patents and related intellectual property for a field that includes therapeutic and preventive cancer vaccines in humans, and for a territory that includes the United States.  The term of the license extends through the expiration date of the longest-lived patent rights covered by the agreement.

Under the agreement, we paid to the universities a small upfront license issue fee in connection with the execution of the license agreement.  We will pay the universities a small annual maintenance fee on the first three anniversaries of the date of the agreement, increasing in an immaterial amount thereafter, until we or a permitted sublicensee is commercially selling a licensed product.

For first indication of a licensed product, we will make payments upon reaching specified milestones in clinical development and obtaining U.S. regulatory approval for a licensed product, potentially aggregating $1,875,000 if all milestone payments are made, including obtaining U.S. regulatory approval for a licensed product.  Similar payments apply to the second indication of a licensed product.

The agreement also provides that we will pay the universities royalties, in the low single digits, payable on net sales of licensed products.  The agreement includes customary provisions for adjusting the royalty rate in the case of a combination product that includes a licensed product and other products or product components.  The agreement includes customary royalty stacking provisions providing for a reduction in the royalty rate if we are required to pay royalties to other third parties to acquire patent rights necessary to make, use or sell licensed products, up to one-half of the amounts otherwise due to the universities.

 If we enter into sublicenses of the licensed technology, then a portion of the sublicense fees received by us from the sublicensee is payable to the universities, with the exact percentage depending on the time during the product development, clinical trials and regulatory approval process that the sublicense is entered into.  If we receive product royalty payments from sublicensees, we are obligated to pay a percentage of those fees to the universities, with the exact percentage depending on the status of product development and commercialization.  Following commercial sales of a licensed product, the agreement provides for minimum annual royalties to the universities, with an increased amount starting with the third full year of sales.

We are responsible for payment of patent costs relating to the licensed patents, including patent costs previously incurred by the universities.  In the agreement, we agree to diligently proceed with the development, manufacture and sale of licensed products, and to satisfy certain development and regulatory submission milestones by certain dates.  Failure to satisfy these obligations permits the universities to either terminate the license agreement or convert the license to a non-exclusive license.  The universities may terminate the agreement if we fail to perform or violates any term of the agreement and do not cure the default within 60 days of notice.  We may terminate the agreement upon 90 days notice to the universities.

License Agreement Relating to Vaccine Technologies

On July 28, 2006, we entered into a worldwide exclusive license agreement with Dr. Zanetti, through a company of which he is the sole owner, Nevagen, to utilize the technology within the field of viral infectious agents.  The intellectual property, or IP, licensed by Adamis includes the use of the technology known as “Transgenic Lymphocyte Technology,” or TLI, covered by certain U.S. and foreign patents and patent applications.  The U.S. patent was issued on October 9, 2007 and will expire on April 27, 2019, 20 years from the filing date of the earliest

U.S. non-provisional application upon which the patent claims priority.  The field for this license is the prevention and treatment and detection of viral infectious diseases.  The license will terminate with the expiration of the U.S. patent for the IP.

As part of the initial license fee we granted Dr. Zanetti the right to purchase one million shares of our common stock at a price of $0.001 per share, and he subsequently exercised that right.  In addition, we paid the licensor an initial license fee of $55,000.  For the first product, we will make payments upon reaching specified milestones in clinical development and submission of an application regulatory approval, potentially aggregating $900,000 if all milestone payments are made.  As of the date of this Annual Report, no milestones have been achieved and no milestone payments have been made.  The agreement also provides that we will pay the licensor royalties, in the low single digits, payable on net sales received by us of products covered by the IP.  If additional technologies are required to be licensed to produce a functional product, the royalty rate will be reduced by the amount of the royalty paid to the other licensor, but not more than one-half the specified royalty rate.  Royalties and incremental payments with respect to influenza will continue until reaching a cumulative total of $10 million.

Adamis and the licensor have the right to sublicense with written permission of the other party.  In the event that the licensor sublicenses or sells the improved technology to a third party, then a portion of the total payments, to be decided by mutual agreement, will be due to us.  If we sublicense the IP for use in influenza to a third party, the licensor will be paid a fixed percentage of all license fees, royalties, and milestone payments, in addition to royalties due and payable based on net sales.

If the IP is sublicensed by us to another company for any indication in the field covered by the license agreement other than with respect to influenza, the licensor will be paid a portion of all license fees, royalties and milestone payments, with the percentage declining over time based on the year in which the sublicense is granted.  Certain incremental non-flu virus related sublicensing payments described in the license agreement are specifically excluded from the royalty cap.

All improvements of the IP conceived of, or reduced to practice by us, or made jointly by us and the licensor will be owned solely by us.  We granted Nevagen a royalty-free nonexclusive license to use any improvements made on the existing technology for research purposes only but not for any commercial purposes of any kind.  We have agreed to grant to Nevagen a royalty-free license for any improvement needed for the commercialization of the IP for Nevagen’s use outside the field licensed to us.  If Nevagen sublicenses or sells the improved technology to a third party, then a portion of the total payments, to be decided by mutual agreement, will be due to us.  We also have the right of first offer to license certain related technologies from the licensor, if and when it becomes available.

We have the right to terminate the agreement if it is determined that no viable product can come from the licensed technology.  Upon such termination, we would be required to transfer and assign to the licensor all filings, rights and other information in its control if termination occurs.  We would retain the same royalty rights for license, or sublicense, agreements if the technology is later developed into a product.  Either party may terminate the license agreement in the event of a material breach of the agreement by the other party that has not been cured or corrected within 90 days of notice of the breach.

Sources and Availability of Raw Materials; Manufacturing

We purchase, in the ordinary course of business, necessary raw materials, components and supplies essential to our operations from several suppliers in the U.S. and overseas.  We have entered into a contract with a contract manufacturing organization for the development and production of our PFS Syringe product.  We intend to monitor these arrangements and to seek to provide a continued supply of both raw materials and components.

We do not currently have in-house manufacturing capabilities.  We rely on third party contract manufacturers to make the material used to support the development of our product candidates.  We purchase the material used in our clinical trial activities from various companies and suppliers.

Sales and Marketing

During fiscal 2011, we materially reduced our sales force in light of the absence of marketing efforts relating to our allergy and respiratory products.  If the PFS Syringe product is approved for marketing and is commercially launched, we intend either to hire and train sales representatives or else retain a third party sales force.  Additional sales representatives may be retained if an aerosolized inhaled nasal steroid product is developed and launched.

Governmental Regulation

Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of pharmaceutical and biologic products.  In the United States, the FDA subjects pharmaceutical and biologic products to rigorous review under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations.

Many of the products we are currently developing must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process before they can be marketed.  This process makes it longer, more difficult and more costly to bring our potential products to market, and we cannot guarantee that any of our potential products will be approved.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy.  If we or our collaboration partners do not comply with applicable regulatory requirements, violations could result in non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Withdrawal or rejection of FDA or other government entity approval of our potential products may occur for several reasons including, among others, lack of efficacy during clinical trials, unforeseen safety issues, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States and abroad.

The process of obtaining FDA and other required regulatory approvals is expensive.  The time required for FDA and other approvals is uncertain and may require a number of years, depending on the complexity or novelty of the product.  The process of obtaining FDA and other required regulatory approvals for many of our products under development is further complicated because some of these products use non-traditional or novel materials in non-traditional or novel ways, and the FDA has not established guidelines, or has provided only limited guidance, concerning the clinical trials required to support approval of such products.

Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product.  These limitations may restrict the size of the market for the product and affect reimbursement by third-party payers.  In addition, regulatory agencies may not grant approvals on a timely basis or may revoke or significantly modify previously granted approvals.

We, or our collaborative partners, are subject to numerous foreign regulatory requirements governing the manufacturing and marketing of our potential future products outside of the United States.  The approval procedure varies among countries, additional testing may be required in some jurisdictions, and the time required to obtain foreign approvals often differs from that required to obtain FDA approvals.  Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries, and vice versa.

In addition to regulations imposed by the FDA, we may also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, as well as regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulations.  From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications.  We cannot predict whether any such regulations will be adopted or whether, if adopted, such regulations will apply to our business, or whether we would be able to comply with any applicable regulations.

Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if there are unanticipated problems with the products, these products could be subject to restrictions or withdrawal from the market.  Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.  Later discovery of previously unknown problems with the products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

As a result of these factors, we may not successfully begin or complete clinical trials in the time periods estimated, if at all.  Moreover, if we incur costs and delays in development programs or fails to successfully develop and commercialize products based upon our technologies, we may not become profitable, and its stock price could decline.

FDA Approval Process

General

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, and regulates biological drug products under both the Public Health Service Act, or PHS Act, and its implementing regulations, as well as the FFDCA.  Our product candidates include both biological drug products and drug products.  The process required by the FDA before our drug and biological drug product candidates may be marketed in the United States generally involves the following:

●
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s current Good Laboratory Practice, or cGLP, regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
●	submission to the FDA of a new drug application, or NDA, for drug products, or a Biologic License Application, or BLA, for biological drug products;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced to assess compliance with cGMP regulations; and
●	FDA review and approval of the NDA or BLA prior to any commercial marketing, sale or shipment of the drug or biological drug.

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

Clinical Trials

A company typically conducts human clinical trials in three sequential phases, but the phases may overlap.  Phase 1 trials consist of testing of the product in a small number of patients or healthy volunteers, primarily for safety at one or more doses and, for vaccine products, immunogenicity.  Phase 1 trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer.  Phase 2 trials, in addition to safety, evaluate the efficacy of the product in a patient population somewhat larger than Phase 1 trials and the dose tolerance and optimal dosage.  In some cases, a sponsor may decide to run what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 clinical trial.  Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites.  A company must submit to the FDA a clinical plan, or “protocol,” which must also be approved by the Institutional Review Boards, or IRBs, at the institutions participating in the trials, prior to commencement of each clinical trial.  The trials must be conducted in accordance with the FDA’s good clinical practices.  The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.  In some cases, the FDA may conditionally approve an NDA or BLA for a product candidate based on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA or BLA approval.  Such post-approval trials are typically referred to as Phase 4 studies.

To obtain marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, and among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application, or NDA, or, in the case of a biologic, a biologics license application, or BLA.  After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA.  FDA approval of the NDA is required before marketing of the product may begin in the United States.  The NDA and BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls.  The cost of preparing and submitting an NDA or BLA is substantial, and there can be no assurance that any approval will be granted on a timely basis, if at all.  Under federal law, the submission of most NDAs and BLAs are additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved new drug application is also subject to annual product and establishment user fees.  These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review.  Once the submission is accepted for filing, the FDA begins an in-depth review.  The FDA has agreed to certain performance goals in the review of new drug applications.  Most such applications for non-priority drug products are reviewed within ten months.  The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission.  The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved.  The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.  The FDA may deny approval of an NDA or BLA if the applicable regulatory criteria are not satisfied, or it may require additional information including clinical or CMC data.  Even if such data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval.  Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data.  Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market.

Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with Good Clinical Practices, or GCP.  Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured.  The FDA will not approve the product unless compliance with current good manufacturing practices, or cGMP, is satisfactory and the NDA or BLA contains data that provides substantial evidence that the drug is safe and effective in the indication studied.  Failure to comply with GMP or other applicable regulatory requirements may result in withdrawal of marketing approval, criminal prosecution, civil penalties, recall or seizure of products, warning letters, total or partial suspension of production, suspension of clinical trials, FDA refusal to review pending marketing approval applications or supplements to approved applications, or injunctions, as well as other legal or regulatory action against us or our corporate partners.

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

Biosimilars

The Biologics Price Competition and Innovation Act, or BPCIA, was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act.  The law provides for an abbreviated approval pathway for biological products that demonstrate biosimilarity to a previously-approved biological product.  The BPCIA provides 12 years of exclusivity for innovator biological products.

Allergy and Respiratory Products

Several of our allergy and respiratory products, including AeroHist Caplets, AeroHist Plus Caplets, AeroKid Oral Liquid and AeroOtic HC Ear Drops, and the PFS Syringe product, were not the subject of a new drug application or abbreviated new drug application and have not been specifically approved by the FDA for marketing by us.  These products have been marketed for many years and, we believe, are similarly situated to products marketed by many companies that are marketed without an approved new drug application or abbreviated new drug application.  The products are drug listed with the FDA in the National Drug Code Directory but such listing does not constitute FDA approval of the products.  In June 2006, the FDA issued a Compliance Policy Guide for Marketed Unapproved Drugs, which addressed some of the considerations utilized by the FDA in exercising its discretion with respect to products marketed without FDA approval.  The guide does not establish legally enforceable responsibilities on the FDA and generally only represents the agency’s current thinking on a topic.  The guide emphasizes that any product that is being marketed without required FDA approvals is subject to FDA enforcement action at any time.  If the FDA were to issue a Federal Register Notice outlining revised conditions for marketing, which could include calling for the submission of an application for products such as our cough/cold products, then we would take appropriate action so as to be in compliance with any such policies.  The FDA might also require clinical trials in support of any such applications, and we would need to evaluate our alternatives in light of the costs required to conduct such trials, which could be substantial, compared to the economic benefit to us from such products.  In addition, independently of such actions, at any time the FDA could also exercise its discretion to proceed against us and require immediate withdrawal of the PFS Syringe product or other products from the market, or prohibit us from marketing the PFS Syringe product or one or more of such other products without first conducting required trials and obtaining approvals, or impose other penalties on us.  As described elsewhere in this Form 10-K, in 2010 the FDA issued a warning letter indicating that we should not market the PFS Syringe product without FDA marketing approval and that the product may be sold only after an application has been submitted to the FDA and approved.

Some of our unapproved allergy and respiratory products include extended release formulations, which may subject us to a higher risk of FDA enforcement action.  Such actions could have a material adverse effect on our business, financial condition and results of operations.

The Prelone product is the subject of an ANDA approval from the FDA.  As we believe is common with many drug products, the Prelone product has been manufactured by a third party manufacturer which holds the ANDA approval relating to the product.  We own the trademark and intellectual property rights relating to the product and distributes the product pursuant to those rights.

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

Fast Track Designation/Priority Review

Congress enacted the Food and Drug Administration Modernization Act of 1997, or the Modernization Act, part to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the development and review for certain new products.  The Modernization Act establishes a statutory program for the review of Fast Track products, including biologics.  A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition.  Under the Fast Track program, the sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a Fast Track product at any time during the development of the product, prior to a new drug application submission.  If appropriate, we intend to seek fast track designation, accelerated approval or priority review for our biological drug candidates.

Post-Marketing Obligations

The Food and Drug Administration Amendments Act of 2007 expanded FDA authority over drug products after approval.  All approved drug products are subject to continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the product, sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, submitting periodic reports to the FDA, maintaining and providing updated safety and efficacy information to the FDA, and complying with FDA promotion and advertising requirements.  Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, criminal prosecution, or civil penalties.

The FDA may require post-marketing studies or clinical trials, referred as Phase 4 trials, to develop additional information regarding the safety of a product.  These studies or trials may involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use.  The FDA may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops.  Failure to conduct these studies in a timely manner may result in substantial civil fines.

Drug and biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA.  The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable current good manufacturing practices, or cGMP, regulations and other requirements.  Facilities also are subject to inspections by other federal, foreign, state or local agencies.  In complying with the cGMP regulations, manufacturers must continue to expend time, money and effort in record-keeping and quality control to assure that the product meets applicable specifications and other post-marketing requirements.  We must ensure that any third-party manufacturers continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements.  Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product.

Also, newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional preclinical or clinical studies, or even in some instances, revocation or withdrawal of the approval.  Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s withdrawal of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer and BLA holder.  In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or BLA holder, including withdrawal of the product from the market.  Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid.  Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.  In addition, certain marketing practices, including off-label promotion, may also implicate false claims laws.  The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs.  A number of states have anti-kickback laws that apply regardless of the payor.

Approval Outside the United States

In order to market any product outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales and distribution of our products.  Approval procedures vary among countries and can involve additional product testing and additional administrative review periods.  The time required to obtain approval in other countries might differ from and be longer or shorter than that required to obtain FDA approval.  Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.  In the European Union, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States. To date, we have not initiated any discussions with the European Medicines Agency, or EMEA, or any other foreign regulatory authorities with respect to seeking regulatory approval for any indication in Europe or in any other country outside the United States.

Product Liability Insurance

The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity.  We currently have only limited product liability insurance, and there can be no assurance that we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities.  Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all.  An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit our business.  A product liability claim brought against us in excess of our insurance coverage, if any, could have a material adverse effect upon our business, financial condition and results of operations.

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

Allergy and Respiratory Products.  Our allergy and respiratory products and inhaled nasal steroid product, if developed and launched, will compete with numerous prescription and non-prescription over-the-counter products targeting similar conditions, including, in the seasonal or perennial rhinitis areas, cough and cold, as well as prescription generic products, and with other inhaled nasal steroid products.  In addition, a number of large pharmaceuticals companies produce pharmaceutical products, such as antihistamines, corticosteroids and anti-leukotriene agents, which manage allergy and respiratory symptoms.  The PFS Syringe product, if commercialized, will compete against other self-administered epinephrine products, including EpiPen, EpiPen Jr. and Twinject.

Prostate Cancer and Vaccine Products.  The development and commercialization of new drugs for cancer, and of vaccine products for viral infections, is highly competitive.  Most of the larger pharmaceutical companies, and many smaller public and private companies, have products or are engaged in research and development activities in these fields.

Savvy.  Biosyn’s Savvy contraceptive product candidate, if developed, launched and marketed, would be subject to competition from other microbicides that are currently undergoing clinical trials and which may be sold by prescription or over-the-counter, as well as non-microbicidal products such as condoms.  There are also a number of existing contraception products currently on the market, which could greatly limit the marketability of the Savvy contraception product candidate.  As a result, there can be no assurance that Biosyn’s Savvy product candidate, even if developed, would be able to compete successfully with existing products or other innovative products under development.

Many of the entities developing and marketing competing products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than we have.  Smaller or early-stage companies may also prove to be significant competitors, particularly for collaborative agreements with large, established companies and access to capital.  These entities may also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs.

The pharmaceutical industry is characterized by extensive research efforts and rapid and significant technological change and intense competition.  We are much smaller in terms of size and resources than many of our competitors in the United States and abroad, which include, among others, major pharmaceutical, chemical, consumer product, and biotechnology companies, specialized firms, universities and other research institutions.  Our competitors may succeed in developing technologies and products that are safer, more effective or less costly than any developed by us, thus rendering our technology and potential products obsolete and noncompetitive.

Patents and Proprietary Technologies

Patents and other proprietary rights are important to our business.  Our policy is to file patent applications and protect inventions and improvements to inventions that are commercially important to the development of our business.  We also rely on trade secrets, know-how, confidentiality agreements, employee invention assignment agreements, continuing technology innovations and licensing opportunities to protect our technology and develop and maintain our competitive position.

During 2010, we acquired license agreements covering intellectual property relating to three small molecule anti-inflammatory compounds, named APC-100, APC-200 and APC-300, for the potential treatment of human prostate cancer (PCa).  The intellectual property covered by the agreements was licensed from the Wisconsin Alumni Research Foundation, or WARF.  The patents and applications covered by the license agreements include three U.S. patents and related U.S. and foreign patents and patent applications.

The license agreements pursuant to which we license the telomerase vaccine technology cover two U.S. patents.

We are the exclusive licensee, under the license agreement with Nevagen, of rights under two issued U.S. patents, three U.S. patent applications and related patent applications filed in the European Union, Japan and Canada, relating to the TLI technology, in the field of prevention and treatment and detection of viral infectious diseases.  The licensed intellectual property includes the use of the technology known as “Transgenic Lymphocyte Technologym.”

We currently hold three patents, including foreign patents, relating to Savvy gel for contraception and the reduction in transmission of HIV infection.  These patents expire at various dates between July 2011 and 2018.

It is impossible to anticipate the breadth or degree of protection that any of the above patents will afford, or whether we can meaningfully protect our rights to our unpatented trade secrets.  No assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology.

Our failure to obtain patent protection or otherwise protect our proprietary technology or proposed products may have a material adverse effect on our competitive position and business prospects.  The patent application process takes several years and entails considerable expense.  There is no assurance that additional patents will issue from these applications or, if patents do issue, that the claims allowed will be sufficient to protect our technology.

The patent positions of pharmaceutical and biotechnology firms are often uncertain and involve complex legal and factual questions.  Furthermore, the breadth of claims allowed in biotechnology patents is unpredictable.  We cannot be certain that others have not filed patent applications for technology covered by the patents and applications described above, that the licensors of the technologies were the first to invent the technology that is the subject of such patents or patent applications, or that the patents and applications will provide meaningful protection.  Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, products or processes that block or compete with the rights that we hold.  We are aware of patent applications filed and patents issued to third parties relating to HFA propellant technology and aerosolized inhalers, and there can be no assurance that any patent applications or patents will not have a material adverse effect on potential products we are developing or may seek to develop in the future.

Patent litigation is widespread in the biotechnology industry.  Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned or licensed by us, or to determine the scope and validity of the proprietary rights of third parties.  Except as described in "Item 3.  Legal Proceedings” below, no third party has asserted that we are infringing such third party’s patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that we would prevail in any such litigation or that we would be able to obtain any necessary licenses on reasonable terms, if at all.  Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and to resolve.  If other companies prepare and file patent applications in the United States that claim technology also claimed by us, it may have to participate in interference proceedings to determine priority of invention which could result in substantial cost to us even if the outcome is favorable to us.  There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to our trade secrets or disclose such technology to the public or that Adamis can maintain and protect unpatented proprietary technology.  We typically require our employees to execute confidentiality agreements upon commencement of employment with us.  There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that our trade secrets will not otherwise become known or be discovered independently by our competitors.

ITEM 1A:           RISK FACTORS

Risks Related to Our Business and Industry

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended March 31, 2011, were prepared under the assumption that we would continue our operations as a going concern.  Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2011 and 2010 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our receipt of funding that an investor has agreed to provide pursuant to a common stock purchase agreement, or on our ability to complete other funding transactions.  Such other transactions may not be available or may not be available on reasonable terms.  We expect negative cash flow from operations to continue for the foreseeable future, with the need to continue or expand development programs and to commercialize products once regulatory approvals have been obtained.  The above conditions, as well as the circumstances described below under the heading, “We will require additional financing,” raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will exhaust our resources and will be unable to continue operations.  If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We will require additional financing.

We have incurred net losses of approximately $6,980,000 and $6,707,000 for the years ended March 31, 2011 and 2010, respectively.  Since inception, and through March 31, 2011, we have an accumulated deficit of approximately $25,867,000.  At March 31, 2011, we had approximately $1,239,000 in cash and cash equivalents and had no accounts receivable.

We previously entered into a common stock purchase agreement with an investor in November 2010 pursuant to which the investor purchased $5 million of our common stock at a price of $.25 per share.  The purchase agreement provides for two potential subsequent closings pursuant to which the investor agreed to invest $2.5 million at each such closing if the milestones relating to that milestone closing have been achieved and certain other customary closing conditions, including the absence of a material adverse event affecting us and our representations and warranties in the purchase agreement being true and correct as of the date of the milestone closing, are satisfied.  The two sets of milestones primarily relate to our telomerase prostate cancer technology and to our APC-100 prostate cancer product candidate, and include completion of manufacturing the compound, filing an IND with the FDA to begin a clinical trial relating to the product candidate, and submission to an Institutional Review Board of the protocol relating to the planned trial for the product candidate.

Pursuant to an amendment to the purchase agreement dated as of June 30, 2011, the investor agreed that we had satisfied the first set of milestone conditions.  The investor and we agreed that the $2.5 million investment for the first milestone closing would be paid as follows: $550,000 on or before June 27, 2011; $550,000 on or before July 21, 2011; and $1,400,000 on or before September 29, 2011.  We received $550,000 from the investor representing the initial payment relating to the first milestone closing under the terms of the agreement as amended.  The investor also agreed to extend the outside date for achievement of the second set of milestones to December 31, 2011. We currently believe that we will achieve the milestone conditions relating to the second $2.5 million milestone closing before that date.

If the investor makes the investments that it has agreed under the purchase agreement and the amendment to make relating to the first milestone closing, and if we achieve the second milestone conditions and receive funding as provided in the agreement relating to the second milestones, then we believe that our cash and cash equivalents will be sufficient to fund our operations at least through our fiscal year ending March 31, 2012, absent unexpected developments, although proceeding with the PFS Syringe product approval and commercialization efforts would require additional funding.  However, if we do not obtain funding from other sources, we will be substantially dependent on receipt of the funds described above, and if we do not achieve the second milestone events or if the investor does not invest the amounts described above, our cash resources would rapidly be depleted and we would be required to materially reduce or cease operations.

Our management intends to address any shortfall of working capital, whether as a result of not receiving funds from the investor, not satisfying the additional milestones under the purchase agreement with the investor, or otherwise, by attempting to secure additional funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.  However, there can be no assurance that we will be able to obtain any sources of funding.  If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures.  There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to obtain additional financing on acceptable terms, if at all.  Alternatively, we may be required to accept less than favorable commercial terms in any such future arrangements.  If adequate funds are not available on acceptable terms, we could be required to delay development or commercialization of some or all of our products, to license to third parties the rights to commercialize certain products that we would otherwise seek to develop or commercialize internally or to reduce resources devoted to product development.  If we did not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.  Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Statements in this Annual Report, including concerning our anticipated or intended target dates for development and commercialization of our various product candidates, and for the commencement of clinical trials relating to product candidates, assume that we will have sufficient funding to support the timely conduct of clinical trials, pay required fees and expenses relating to obtaining regulatory approvals, and timely introduce and support products once launched.  Failure to have sufficient funding could require us to delay product launches or clinical trials, which would have an adverse effect on our business and results of operations and which could increase the need for additional financing in the future.

Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, revenues from strategic collaborations, or sales or licenses of assets or intellectual property.  Sales of additional equity securities will dilute our current stockholders’ ownership.  We do not know whether additional financing will be available on acceptable terms, or at all.  If we are not able to secure additional equity or debt financing when needed on acceptable terms, we may have to sell some of our assets or enter into a strategic collaboration for one or more of our product candidate programs at an earlier stage of development than would otherwise be desired.  This could lower the economic value of these collaborations to us.  In addition, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs, or ultimately, cease operations.

We have incurred losses since our inception, and we anticipate that we will continue to incur losses.  We may never achieve or sustain profitability.

We incurred net losses of approximately $25,867,000 since inception and net losses of approximately $6,980,000 for our fiscal year ended March 31, 2011.  These losses may increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products.  These losses may cause, among other things, our stockholders’ equity and working capital to decrease.  The future earnings and cash flow from operations of our business are dependent, in part, on our ability to further develop our products and on revenues and profitability from sales of our allergy and respiratory products and product candidates.

There can be no assurance that we will grow or be profitable.  There can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.  We expect to have quarter-to-quarter fluctuations in revenues and expenses, some of which could be significant, due to expanded manufacturing, marketing, research, development, and clinical trial activities.  If our product candidates fail in clinical trials or do not gain regulatory approval, or if our products do not achieve market acceptance, we may never become profitable.  As we commercialize and market products, we will need to incur expenses for product marketing and brand awareness and conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our limited operating history may make it difficult to evaluate our business and our future viability.

We are in the early stage of operations and development and have only a limited operating history on which to base an evaluation of our business and prospects, having commenced operations in 2006.  Moreover, we acquired Adamis Labs, formerly Healthcare Ventures Group, during calendar year 2007.  Similarly, we acquired rights to the technologies underlying APC-100, APC-200 and APC-300, and the telomerase technology, during 2010 and 2011.  We are subject to the risks inherent in the ownership and operation of a company with a limited operating history, such as regulatory setbacks and delays, fluctuations in expenses, competition, the general strength of regional and national economies, and governmental regulation.  Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects.  We may not succeed given the technological, marketing, strategic and competitive challenges we will face.  The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug development technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

Some of our potential products and technologies are in early stages of development.

The development of new pharmaceutical products is a highly risky undertaking, and there can be no assurance that any future research and development efforts we might undertake will be successful.  Our potential products in oncology and viral fields will require extensive additional research and development before any commercial introduction, as will research and development work on the generic nasal steroid product and other allergy and respiratory products.  There can be no assurance that any future research, development or clinical trial efforts will result in viable products or meet efficacy standards.  Future clinical or preclinical results may be negative or insufficient to allow us to successfully market our product candidates.  Obtaining needed data and results may take longer than planned or may not be obtained at all.  Any such delays or setbacks could have an adverse effect on our ability to achieve our financial goals.

Our corporate compliance programs cannot guarantee that we are now or will be in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, and reimbursement of pharmaceutical products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States.  We are a small company and we rely on third parties to conduct certain important functions.  We also have significantly fewer employees than many other companies that have the same or fewer product candidates in clinical development.  If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, restrictions on our products or manufacturing processes, or other sanctions or litigation.  In addition, as a publicly-traded company, we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002.  While we have developed and instituted a corporate compliance program and continues to update the program in response to newly implemented or changing regulatory requirements, we cannot assure you that we are now or will be in compliance with all such applicable laws and regulations.  Failure to comply with potentially applicable laws and regulations could also lead to the imposition of fines, cause the value of our common stock to decline and impede our ability to raise capital or lead to the failure of our common stock to continue to be traded on the OTC Bulletin Board.

We are subject to substantial government regulation, which could materially adversely affect our business.

The production and marketing of our products and potential products and our ongoing research and development, pre-clinical testing and clinical trial activities are currently subject to extensive regulation and review by numerous governmental authorities in the United States and will face similar regulation and review for overseas approval and sales from governmental authorities outside of the United States.  Some of the product candidates that we are currently developing must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed.  This process makes it longer, more difficult and more costly to bring our potential products to market, and we cannot guarantee that any of our potential products will be approved.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of products for which FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures.  If we or our collaboration partners do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Withdrawal or rejection of FDA or other government entity approval of our potential products may also adversely affect our business.  Such rejection may be encountered due to, among other reasons, lack of efficacy during clinical trials, unforeseen safety issues, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States and abroad.  In the United States, there is stringent FDA oversight in product clearance and enforcement activities, causing medical product development to experience longer approval cycles, greater risk and uncertainty, and higher expenses.  Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements.  Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted, or may prevent us from broadening the uses of our current or potential products for different applications.  In addition, we may not receive FDA approval to export our potential products in the future, and countries to which potential products are to be exported may not approve them for import.

Manufacturing facilities for our products will also be subject to continual governmental review and inspection.  The FDA has stated publicly that compliance with manufacturing regulations will continue to be strictly scrutinized.  To the extent we decide to manufacture our own products, a governmental authority may challenge our compliance with applicable federal, state and foreign regulations.  In addition, any discovery of previously unknown problems with one of our potential products or facilities may result in restrictions on the potential product or the facility.  If we decide to outsource the commercial production of our products, any challenge by a regulatory authority of the compliance of the manufacturer could hinder our ability to bring our products to market.

Some of our allergy and respiratory products that have been drug listed with the FDA are marketed without an approved new drug application or abbreviated new drug application.  The FDA could at some future date seek to prevent marketing of these products, require that such products be marketed only after submission and approval of drug applications, or take other regulatory action against us with respect to these products, which could have an adverse effect on our business, financial condition and results of operations.

Several of our allergy and respiratory products, including AeroHist Caplets, AeroHist Plus Caplets, AeroKid Oral Liquid and AeroOtic HC Ear Drops, and the PFS Syringe product, were not the subject of a new drug application or ANDA, and have not been specifically approved by the FDA for marketing by us.  These products have been marketed for many years and, we believe, are similarly situated to products marketed by many companies that are marketed without an approved new drug application or abbreviated new drug application.  The products are drug listed with the FDA in the National Drug Code Directory but such listing does not constitute FDA approval of the products.  In June 2006, the FDA issued a Compliance Policy Guide for Marketed Unapproved Drugs, which addressed some of the considerations utilized by the FDA in exercising its discretion with respect to products marketed without FDA approval.  The guide does not establish legally enforceable responsibilities on the FDA and generally only represents the agency’s current thinking on a topic.  The guide emphasizes that any product that is being marketed without required FDA approvals is subject to FDA enforcement action at any time.  If the FDA were to issue a Federal Register Notice outlining revised conditions for marketing, which could include calling for the submission of an application for products such as our cough/cold products, then we would take appropriate action so as to be in compliance with any such policies.  The FDA might also require clinical trials in support of any such applications, and we would need to evaluate our alternatives in light of the costs required to conduct such trials, which could be substantial, compared to the economic benefit to us from such products.  In addition, independently of such actions, at any time the FDA could also exercise its discretion to proceed against us and require immediate withdrawal of the PFS Syringe product or other products from the market, or prohibit us from marketing the PFS Syringe product or one or more of such other products without first conducting required trials and obtaining approvals, or impose other penalties on us.  As described elsewhere in this Form 10-K, in 2010 the FDA issued a warning letter indicating that we should not market the PFS Syringe product without FDA marketing approval and that the product may be sold only after an application has been submitted to the FDA and approved.  Some of our unapproved allergy and respiratory products include extended release formulations, which may subject us to a higher risk of FDA enforcement action.  Such actions could have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain, or may experience delays in obtaining, regulatory approval, or may not be successful in commercializing our planned and future products.

Like many companies our size, we do not have the ability to conduct preclinical or clinical studies for our product candidates without the assistance of third parties who conduct the studies on our behalf.  These third parties are usually toxicology facilities and clinical research organizations, or CROs, that have significant resources and experience in the conduct of pre-clinical and clinical studies.  The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies.  The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions.  We intend to rely on third parties to conduct clinical trials of our product candidates and to use different toxicology facilities and CROs for our pre-clinical and clinical studies.

Our reliance on these third parties for development activities will reduce our control over these activities.  If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, we may be required to replace them, and our clinical trials may be extended, delayed or terminated.  Although we believe there are a number of third-party contractors that we could engage to continue these activities, replacing a third-party contractor may result in a delay of the affected trial.  Accordingly, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Delays in the commencement or completion of clinical testing of our product candidates could result in increased costs and delay our ability to generate significant revenues.

Delays in the commencement or completion of clinical testing could significantly impact our product development costs.  We do not know whether current or planned clinical trials will begin on time or be completed on schedule, if at all.  The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining required funding;
●	obtaining regulatory approval to commence a clinical trial;
●	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;
●	obtaining sufficient quantities of clinical trial materials for any or all product candidates;
●	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and
●	recruiting participants for a clinical trial.

In addition, once a clinical trial has begun, it may be suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements;
●	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	failure to achieve certain efficacy and/or safety standards; or
●	lack of adequate funding to continue the clinical trial.

Clinical trials require sufficient participant enrollment, which is a function of many factors, including the size of the target population, the nature of the trial protocol, the proximity of participants to clinical trial sites, the availability of effective treatments for the relevant disease, the eligibility criteria for our clinical trials and competing trials.  Delays in enrollment can result in increased costs and longer development times.  Our failure to enroll participants in our clinical trials could delay the completion of the clinical trials beyond current expectations.  In addition, the FDA could require us to conduct clinical trials with a larger number of participants than we may project for any of our product candidates.  As a result of these factors, we may not be able to enroll a sufficient number of participants in a timely or cost-effective manner.

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

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time if we or they believe the participants in such clinical trials, or in independent third-party clinical trials for drugs based on similar technologies, are being exposed to unacceptable health risks or for other reasons.

We are subject to certain legal proceedings that may adversely affect our results of operations, financial condition and liquidity.

We, and the persons who were our officers and directors at the time of the activities that are subject of the lawsuit, have been named defendants in a lawsuit alleging, among other things, that we made material misrepresentations in private placement memoranda used to offer our common stock to the plaintiffs.  In addition, a lawsuit has been filed against us for declaratory relief seeking a declaration that certain patent licenses held by us are invalid.  Although we believe the lawsuits are without merit and that we have substantial defenses to these lawsuits, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could adversely affect our results of operations, our financial condition and liquidity.

We are subject to the risk of clinical trial and product liability lawsuits.

The testing of human health care product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability.  We currently maintain liability insurance coverage of $5,000,000.  However, as we conduct additional clinical trials and introduce products into the United States market, the risk of adverse events increases and our requirements for liability insurance coverage are likely to increase.  We are subject to the risk that substantial liability claims from the testing or marketing of pharmaceutical products could be asserted against us in the future.  There can be no assurance that we will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities.  Moreover, our current and future coverages may not be adequate to protect us from all of the liabilities that we may incur.  If losses from liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources.  In addition, a product or clinical trial liability action against us would be expensive and time-consuming to defend, even if we ultimately prevailed.  If we are required to pay a claim, we may not have sufficient financial resources and our business and results of operations may be harmed.

We do not have commercial-scale manufacturing capability, and we lack commercial manufacturing experience.  We will likely rely on third parties to manufacture and supply our product candidates.

We do not own or operate manufacturing facilities for clinical or commercial production of product candidates.  We do not have any experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale.  Accordingly, we expect to depend on third-party contract manufacturers for the foreseeable future.  Any performance failure on the part of our contract manufacturers could delay clinical development, regulatory approval or commercialization of our current or future product candidates, depriving us of potential product revenue and resulting in additional losses.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls.  Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production.

These problems include difficulties with production costs and yields, quality control (including stability of the product candidate and quality assurance testing), shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.  If our third-party contract manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations or under applicable regulations, our ability to provide product candidates to patients in our clinical trials or commercially would be jeopardized.  As an example, our PFS Syringe product is currently manufactured by Catalent Pharma Solutions (an FDA licensed and approved cGMP facility) in Brussels, Belgium and, therefore, is subject to regulation by the Belgian Ministry of Health as well as the FDA.  If we file an application for marketing approval of the product and the FDA grants marketing approval, any delay or interruption in the supply of product could delay the commercial launch of the product or impair our ability to meet demand for the product.  Difficulties in supplying products for clinical trials could increase the costs associated with our clinical trial programs and, depending upon the period of delay, require us to commence new trials or qualify new manufacturers at significant additional expense, possibly causing commercial delays or termination of the trials.

Our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA and other relevant regulatory authorities.  For these reasons, we may not be able to replace manufacturing capacity for our products quickly if we or our contract manufacturer(s) were unable to use manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure, or other difficulty, or if such facilities were deemed not in compliance with the regulatory requirements and such non-compliance could not be rapidly rectified.  An inability or reduced capacity to manufacture our products would have a material adverse effect on our business, financial condition, and results of operations.

If we fail to obtain acceptable prices or appropriate reimbursement for our products, our ability to successfully commercialize our products will be impaired.

Government and insurance reimbursements for healthcare expenditures play an important role for all healthcare providers, including physicians and pharmaceutical companies such as Adamis that plan to offer various products in the United States and other countries in the future.  Our ability to earn sufficient returns on our products and potential products will depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations.  In the United States, our ability to have our products eligible for Medicare, Medicaid or private insurance reimbursement will be an important factor in determining the ultimate success of our products.  If, for any reason, Medicare, Medicaid or the insurance companies decline to provide reimbursement for our products, our ability to commercialize our products would be adversely affected.  There can be no assurance that our potential drug products will be eligible for reimbursement.

There has been a trend toward declining government and private insurance expenditures for many healthcare items and this trend may accelerate with proposed healthcare reform legislation.  Third-party payors are increasingly challenging the price of medical and pharmaceutical products.

If purchasers or users of our products and related treatments are not able to obtain appropriate reimbursement for the cost of using such products, they may forego or reduce such use.  Even if our products are approved for reimbursement by Medicare, Medicaid and private insurers, of which there can be no assurance, the amount of reimbursement may be reduced at times or even eliminated.  This would have a material adverse effect on our business, financial condition and results of operations.

Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products, and there can be no assurance that adequate third-party coverage will be available.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In both the United States and certain foreign jurisdictions, there have been and are expected to be a number of legislative and regulatory changes to the healthcare system in ways that could impact our ability to sell our products profitably, including the Patient Protection and Affordable Care Act signed into law in the United States on March 22, 2010.  In recent years, new legislation has been enacted in the United States at the federal and state levels that effects major changes in the healthcare system, either nationally or at the state level.  These new laws include a prescription drug benefit plan for Medicare beneficiaries and certain changes in Medicare reimbursement.  Given the recent enactment of these laws, it is still too early to determine their impact on the biotechnology and pharmaceutical industries and our business.  The U.S. Congress continues to consider issues relating to the healthcare system, and future legislation or regulations may affect our ability to market and sell products on favorable terms, which would affect our results of operations as well as our ability to raise capital, obtain additional collaborators or profitably market our products.  Such legislation or regulation may reduce our revenues, increase our expenses or limit the markets for our products.  In particular, we expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

We have limited sales, marketing and distribution experience.

We have limited experience in the sales, marketing, and distribution of pharmaceutical products.  There can be no assurance that we will be able to establish sales, marketing, and distribution capabilities or make arrangements with our current collaborators or others to perform such activities or that such efforts will be successful.  If we decide to market any of our new products directly, we must either acquire or internally develop a marketing and sales force with technical expertise and with supporting distribution capabilities.  The acquisition or development of a sales, marketing and distribution infrastructure would require substantial resources, which may not be available to us or, even if available, divert the attention of our management and key personnel, and have a negative impact on further product development efforts.

We may seek to enter into arrangements to develop and commercialize our products.  These collaborations, if secured, may not be successful.

We have entered into arrangements with third parties regarding development and commercialization of some of our products and may in the future seek to enter into collaborative arrangements to develop and commercialize some of our potential products both in North America and international markets.  There can be no assurance that we will be able to negotiate collaborative arrangements on favorable terms or at all or that our current or future collaborative arrangements will be successful.

Our strategy for the future research, development, and commercialization of our products is expected to be based in part on entering into various arrangements with corporate collaborators, licensors, licensees, health care institutions and principal investigators and others, and our commercial success is dependent upon these outside parties performing their respective contractual obligations responsibly and with integrity.  The amount and timing of resources such third parties will devote to these activities may not be within our control.  There can be no assurance that such parties will perform their obligations as expected.  There can be no assurance that our collaborators will devote adequate resources to our products.

If we are not successful in acquiring or licensing additional product candidates on acceptable terms, if at all, our business may be adversely affected.

As part of our strategy, we may acquire or license additional product candidates that it believes have growth potential.  There are no assurances that we will be able to identify promising product candidates.  Even if we are successful in identifying promising product candidates, we may not be able to reach an agreement for the acquisition or license of the product candidates with their owners on acceptable terms or at all.

We may not be able to successfully identify any other commercial products or product candidates to in-license, acquire or internally develop.  Moreover, negotiating and implementing an economically viable in-licensing arrangement or acquisition is a lengthy and complex process.  Other companies, including those with substantially greater resources, may compete with us for the in-licensing or acquisition of product candidates and approved products.  We may not be able to acquire or in-license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.  If we are unable to in-license or acquire additional commercial products or product candidates, our ability to grow our business or increase our profits could be severely limited.

If our competitors develop and market products that are more effective than our product candidates or obtain regulatory and marketing approval for similar products before we do, our commercial opportunity may be reduced or eliminated.

The development and commercialization of new pharmaceutical products that target certain cancers and viral conditions, and allergy and other respiratory conditions, is a highly competitive field, and we face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide.  Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities than we do.  In addition, many of these companies have more experience than we do in pre-clinical testing, clinical trials and manufacturing of compounds, as well as in obtaining FDA and foreign regulatory approvals.  We also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields.

Competition among these entities to recruit and retain highly qualified scientific, technical and professional personnel and consultants is also intense.  As a result, there is a risk that one of our competitors will develop a more effective product for the same indications for which we are developing a product or, alternatively, bring a similar product to market before we can do so.  Failure to successfully compete will adversely impact the ability to raise additional capital and ultimately achieve profitable operations.

If we suffer negative publicity concerning the safety of our products in development, our sales may be harmed and we may be forced to withdraw such products.

If concerns should arise about the safety of any of our products that are marketed, regardless of whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research, such concerns could adversely affect the market for these products.  Similarly, negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.

Our failure to adequately protect or to enforce our intellectual property rights or secure rights to third party patents could materially harm our proprietary position in the marketplace or prevent the commercialization of our products.

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technologies and products.  The patents and patent applications in our existing patent portfolio are either owned by us or licensed to us.  Our ability to protect our product candidates from unauthorized use or infringement by third parties depends substantially on our ability to obtain and maintain valid and enforceable patents.  Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions for which important legal principles are unresolved.

There is a substantial backlog of patent applications at the United States Patent and Trademark Office, or USPTO.  Patents in the United States are issued to the party that is first to invent the claimed invention.  There can be no assurance that any patent applications relating to our products or methods will be issued as patents, or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage.  We may not be able to obtain patent rights on products, treatment methods or manufacturing processes that we may develop or to which we may obtain license or other rights.  Even if we do obtain patents, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes.  It is possible that no patents will be issued from any pending or future patent applications owned by us or licensed to us.  Others may challenge, seek to invalidate, infringe or circumvent any patents we own or license.  Alternatively, we may in the future be required to initiate litigation against third parties to enforce our intellectual property rights.  The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to us.  Any adverse outcome could subject us to significant liabilities, require us to license disputed rights from others, or require us to cease selling our future products.

In addition, many other organizations are engaged in research and product development efforts that may overlap with our products.  For example, our PFS Syringe product competes against other self-administered epinephrine products, including EpiPen, EpiPen Jr. and Twinject; our allergy and respiratory products will compete with numerous prescription and non-prescription over-the-counter products targeting similar conditions; numerous companies are engaged in research, development and marketing of cancer drugs and have extensive patent portfolios relating to their drug products; and with regard to the Savvy product candidate, Ortho Pharmaceuticals and many other companies offer contraceptive vaginal gel products.  Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us.  These rights may prevent us from commercializing technology, or may require us to obtain a license from the organizations to use the technology.  We may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, and cannot be sure that the patents underlying any such licenses will be valid or enforceable.  As with other companies in the pharmaceutical industry, we are subject to the risk that persons located in other countries will engage in development, marketing or sales activities of products that would infringe our patent rights if such activities were conducted in the United States.

Our patents also may not afford protection against competitors with similar technology.  We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our products or by covering the same or similar technologies that may affect our ability to market or license our product candidates.  For example, patent applications filed with the USPTO are maintained in confidence for up to 18 months after their filing.  In some cases, however, patent applications filed with the USPTO remain confidential for the entire time before issuance as a U.S. patent.  Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date.  Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries.  Therefore, we or our licensors might not have been the first to invent, or the first to file, patent applications on our product candidates or for their use.  The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending these rights in foreign jurisdictions.  If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in either the United States or foreign jurisdictions, our business prospects could be substantially harmed.

Our management will be required to devote substantial time to comply with public company regulations.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, impose various requirements on public companies, including with respect to corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these requirements.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures.  In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our compliance with Section 404 may require that we incur substantial accounting and related expense and expend significant management efforts.  We may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404.  Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

We may be required to suspend, repeat or terminate our clinical trials if the trials are not well designed, do not meet regulatory requirements or the results are negative or inconclusive, which may result in significant negative repercussions on business and financial condition.

Before regulatory approval for any potential product can be obtained, we must undertake extensive clinical testing on humans to demonstrate the tolerability and efficacy of the product, both on its own terms, and as compared to the other principal drugs on the market that have the same therapeutic indication.  We cannot assure you that we will obtain authorization to permit product candidates that are already in the preclinical development phase to enter the human clinical testing phase.  In addition, we cannot assure you that any authorized preclinical or clinical testing will be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary.  We cannot assure you that such testing will show potential products to be safe and efficacious or that any such product will be approved for a specific indication.  Further, the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials.  In addition, we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks.

Completion of clinical tests depends on, among other things, the number of patients available for testing, which is a function of many factors, including the number of patients with the relevant conditions, the nature of the clinical testing, the proximity of patients to clinical testing centers, the eligibility criteria for tests as well as competition with other clinical testing programs involving the same patient profile but different treatments.  We will rely on third parties, such as contract research organizations and/or co-operative groups, to assist us in overseeing and monitoring clinical trials as well as to process the clinical results and manage test requests, which may result in delays or failure to complete trials, if the third parties fail to perform or to meet the applicable standards.  A failure by us or such third parties to keep to the terms of a product program development for any particular product candidate or to complete the clinical trials for a product candidate in the envisaged time frame could have significant negative repercussions on our business and financial condition.

Even if we receive regulatory approval to market our product candidates, such products may not gain the market acceptance among physicians, patients, healthcare payors and the medical community.

Any products that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community even if they ultimately receive regulatory approval.  If these products do not achieve an adequate level of acceptance, we, or future collaborators, may not be able to generate material product revenues and we may not become profitable.  The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	demonstration of efficacy and safety in clinical trials;
●	the prevalence and severity of any unexpected side effects;
●
the introduction and availability of generic substitutes for any of our products, potentially at lower prices (which, in turn, will depend on the strength of our intellectual property protection for such products);

●	potential or perceived advantages over alternative treatments;
●	the timing of market entry relative to competitive treatments;
●	the ability to offer our product candidates for sale at competitive prices;
●	relative convenience and ease of administration;
●	the strength of marketing and distribution support;
●	sufficient third party coverage or reimbursement; and
●	the product labeling or product insert (including any warnings) required by the FDA or regulatory authorities in other countries.

We may not complete our clinical trials in the time expected, which could delay or prevent the commercialization of our products, which may adversely affect our future revenues and financial condition.

Although for planning purposes we will forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient enrollment.  Clinical trials involving our product candidates may not commence or be completed as forecast.  In certain circumstances, we will rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products.  We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.  These trials may not commence or be completed as we expect and may not be conducted successfully.  Failure to commence or complete, or delays in, any of our planned clinical trials could delay or prevent the commercialization of our products and harm our business and may adversely affect our future revenues and financial condition.

If we fail to keep pace with rapid technological change in the biotechnology and pharmaceutical industries, our products could become obsolete, which may adversely affect our future revenues and financial condition.

Biotechnology and related pharmaceutical technology have undergone and are subject to rapid and significant change.  We expect that the technologies associated with biotechnology research and development will continue to develop rapidly.  Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies.  Any compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with developing these products, which may adversely affect our future revenues and financial condition.

If we are unable to retain our management, research, development, and clinical teams and scientific advisors or to attract additional qualified personnel, our product operations and development efforts may be seriously jeopardized.

Our success will be dependent upon the efforts of a small management team and staff, including Dennis J. Carlo, Ph.D.  The employment of Dr. Carlo may be terminated at any time by either us or Dr. Carlo.  We currently do not have key man life insurance policies covering any of our executive officers or key employees.  If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited.  There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the operation of our business.

The loss of the services of any principal member of our management and research, development and clinical teams could significantly delay or prevent the achievement of our scientific and business objectives.  Competition among biotechnology and pharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success.  We may be unable to attract and retain key personnel on acceptable terms, if at all.

We have relationships with consultants and scientific advisors who will continue to assist us in formulating and executing our research, development, regulatory and clinical strategies.  These consultants and scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us.  We will have only limited control over the activities of these consultants and scientific advisors and can generally expect these individuals to devote only limited time to our activities.  We also rely on these consultants to evaluate potential compounds and products, which may be important in developing a long-term product pipeline for us.  Consultants also assist us in preparing and submitting regulatory filings.  Our scientific advisors provide scientific and technical guidance on our drug discovery and development.  Failure of any of these persons to devote sufficient time and resources to our programs could harm our business.  In addition, these advisors may have arrangements with other companies to assist those companies in developing technologies that may compete with our products.

Risks Related to Our Common Stock

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.

Provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us, even if a change of control would benefit our stockholders.  In particular, shares of our preferred stock may be issued in the future without further stockholder approval, and upon such terms and conditions, and have such rights, privileges and preferences, as our board of directors may determine, including, for example, rights to convert into our common stock.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future.  The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us.  This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage those investors from acquiring a majority of our common stock.  Further, the existence of these corporate governance provisions could have the effect of entrenching management and making it more difficult to change our management.

Our common stock price is expected to be volatile.

The market price of our common stock could be subject to significant fluctuations.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile.  Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the results of our current and any future clinical trials of our product candidates;
●	the timing and results of ongoing preclinical studies and planned clinical trials of our preclinical product candidates;
●	the entry into, or termination of, key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;

●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on drugs that would compete with our product candidates;
●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	period-to-period fluctuations in our financial results;
●	publicity or announcements regarding regulatory developments relating to our products;
●	clinical trial results, particularly the outcome of more advanced studies, or negative responses from both domestic and foreign regulatory authorities with regard to the approvability of our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or potential legal proceedings; or
●
other potentially negative financial announcements including:  a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies.  These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies.  Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Our common stock is expected to be traded on the OTC Bulletin Board and be subject to additional trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock.

Our common stock trades on the OTC Bulletin Board, or OTCBB.  The OTCBB and Pink Sheets are viewed by most investors as a less desirable, and less liquid, marketplace.  As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

Because our common stock is not listed on any national securities exchange, such shares will also be subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share.  The following is a list of the general restrictions on the sale of penny stocks:

●
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

●	A broker-dealer must obtain from the purchaser an agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.”

A broker-dealer may not effect a purchase of a penny stock less than two business days after a broker-dealer sends such agreement to the purchaser.

●
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

●	A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security.

These requirements can severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to be willing to undertake these compliance activities.  As a result of our common stock not being listed on a national securities exchange and the rules and restrictions regarding penny stock transactions, an investor’s ability to sell to a third party and our ability to raise additional capital may be limited.  We make no guarantee that our market-makers will continue to make a market in our common stock, or that any market for our common stock will continue.

Our principal stockholders have significant influence over us, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of June 13, 2011, our ten largest stockholders beneficially own approximately 53% of the outstanding shares of our common stock, and our largest stockholder holds approximately 25% of the outstanding common stock.  As a result, those stockholders will be able to exert a significant degree of influence or actual control over our management and affairs after the merger and over matters requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction.  The interests of these persons may not always coincide with our interests or the interests of our other stockholders.  For example, such persons could delay or prevent a change of control of us even if such a change of control would benefit our other stockholders.  The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 1B:        UNRESOLVED STAFF COMMENTS

None.

ITEM 2:           PROPERTIES

We currently lease approximately 2,400 square feet of office space for our principal executive offices in San Diego, California.  We also currently lease approximately 1,800 square feet of office/warehouse space in Coconut Creek, Florida, relating to our Adamis Labs operations.  We believe that our facilities are adequate for our needs for the foreseeable future.

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

In May 2010, Curtis Leahy, et. al. v. Dennis J. Carlo, et al. was filed in San Diego Superior Court. The plaintiffs – Antaeus Capital Partners, Curtis Leahy, and David Amron – are Adamis shareholders.  The defendants named in the Complaint are Adamis, Dennis Carlo, David Marguglio, Robert Hopkins, and Richard Aloi, who are officers and/or directors of Adamis.  Plaintiffs allege that defendants misrepresented and omitted material information in private placement memoranda distributed by Adamis in 2006 and 2008 regarding, among other things, Adamis’ license rights with respect to certain patented anti-viral technology.  Based on these purported misrepresentations and omissions, plaintiffs assert claims for violations of Sections 25401, 25501, and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation.  Plaintiffs seek, among other remedies, damages amounting to the difference between the purchase price of the Adamis stock they purchased and the current share price, or the price at which they previously sold their stock. Plaintiffs originally asserted a number of other claims, but in October 2010 the court issued an order dismissing these other claims.

On May 27, 2011, plaintiffs filed a motion for class certification seeking to certify a putative class of shareholders who purchased stock pursuant to either or both of Adamis’ 2006 and 2008 private placement memoranda.  Defendants filed their brief opposing the motion on June 10, 2011.  On June 28, 2011, the court issued an order denying the plaintiffs’ motion for class certification on the grounds that (1) plaintiffs failed to meet their burden to show that there are common issues of fact to certify the class and (2) the individual plaintiffs were not adequate class representatives.

Adamis continues to believe that the plaintiffs’ allegations are without merit, intends to defend against plaintiffs’ claims vigorously and may assert any available counterclaims.

Agape World, Inc.

Agape World, Inc. is a company involved in an involuntary bankruptcy proceeding filed in 2009.  Its principal, Nicholas Cosmo, was indicted and faces criminal trial on many counts of wire fraud and other claims, based on allegations that he operated a Ponzi scheme through Agape and other entities.  More than one year before the date of this Report on Form 10-Q, the bankruptcy trustee of Agape contacted Adamis by telephone, asserting that Agape World paid $1 million to Adamis for 2 million shares of common stock of Adamis, but that the stock was issued not to Agape World, but instead to Mr. Cosmo, a principal of Agape World, and claiming that this constituted a fraudulent transfer.  The Company believes that the trustee has recovered the stock from the principal.  The Company responded to the trustee denying any fraudulent transfer or any other basis for a claim by the trustee.  There has been no further communication between the trustee and Adamis for more than one year, and no suit or any action has been filed against Adamis.  Management believes that the trustee has no basis for any fraudulent transfer or other claims against Adamis.  Due to the limited nature of discussions with Agape, the early stage of this matter and the facts in this case, the outcome of this matter cannot be determined at this time.

The litigation described in this section could divert management time and attention from Adamis, could involve significant amounts of legal fees and other fees and expenses.  An adverse outcome in any such litigation could have a material adverse effect on Adamis.

ITEM 4:         (REMOVED AND RESERVED)

PART II

ITEM 5:           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the OTC Bulletin Board, or OTCBB, under the trading symbol ADMP.OB.  The following table sets forth the range of high and low sales prices for the common stock as reported on the OTCBB for the periods indicated below.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.
	High	Low
Fiscal 2010
First Quarter (April 2009 - June 2009)	$1.15	$0.04
Second Quarter (July 2009 - September 2009)	$0.40	$0.15
Third Quarter (October 2009 - December 2009)	$0.32	$0.19
Fourth Quarter (January 2010 - March 2010)	$0.56	$0.18
Fiscal 2011
First Quarter (April 2010 - June 2010)	$0.36	$0.15
Second Quarter (July 2010 - September 2010)	$0.35	$0.17
Third Quarter (October 2010 - December 2010)	$0.31	$0.20
Fourth Quarter (January 2011 - March 2011)	$0.23	$0.16

As of June 9, 2011, there were approximately 126 holders of record common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future.  Accordingly, our stockholders will not receive a return on their investment unless the value of our shares increases, which may or may not occur.  Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, any applicable contractual restrictions and such other factors as our deems relevant.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2011, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,651,112	$1.39	5,506,517
Equity compensation plans not approved by security holders	2,173,245	$.81
	5,824,357		5,506,517

Recent Sales of Unregistered Securities

     During the fourth fiscal quarter ended March 31, 2011, and the first fiscal quarter ending June 30, 2011, respectively, certain of the Gemini note holders exercised their conversion feature to convert a portion of their convertible notes into approximately 0 shares and 1,590,000 shares, respectively, of our common stock, pursuant to the terms of the agreements relating to such Senior Notes.  In addition, during June 2011, the holder of the G-Max note converted the entire $500,000 principal amount of the note into 2,500,000 shares of common stock at the conversion price stated in the note.

ITEM 7:           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements and accompanying notes of the Company appearing elsewhere in this Report.  This discussion of our financial condition and results of operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty.  Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth in this Item 7, and in the sections entitled “1A.  Risk Factors” and “1.  Business” in this Report and uncertainties described elsewhere in this Report.  All forward-looking statements included in this Report are based on information available to the Company as of the date hereof, and except as may be required under the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, the Company assumes no obligation to update any such forward-looking statement.

General

Company Overview

Adamis Pharmaceuticals Corporation is an emerging pharmaceutical company engaged in the development and commercialization of a variety of specialty pharmaceutical products.  Our products are concentrated in major therapeutic areas including oncology (cancer), immunology and infectious diseases (viruses) and allergy and respiratory.

We are focused on the development of preventive and therapeutic vaccine products and cancer drugs for patients with unmet medical needs.  During 2010, we acquired rights under three exclusive license agreements covering three small molecule compounds, named APC-100, APC-200 and APC-300, that we believe are promising drug candidates for the potential treatment of human prostate cancer (PCa).  The intellectual property covered by the agreements was licensed from the Wisconsin Alumni Research Foundation, or WARF.  In 2006 and 2007, APC-100 and APC-200, respectively, received the National Cancer Institute's multi-year, multi-million dollar RAPID (Rapid Access to Preventative Intervention Development) Award.  The NCI Division of Cancer Prevention gives this award each year under the RAPID Program to promising new preventative/ therapeutic anti-cancer drugs.

We previously submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, seeking approval to permit us to commence human clinical trials for the APC-100 compound in men with castrate-resistant prostate cancer.  We intend to commence a Phase 1/2a prostate cancer clinical study during the third quarter of calendar year 2011 relating to the APC-100 product for men who have failed-Androgen Deprivation Therapy, or ADT, assuming adequate funding and no unexpected delays.  We expect the trials to commence at the University of Wisconsin Carbone Cancer Center and then be extended to the Wayne State University Karmanos Cancer Institute.

In April 2011, we acquired exclusive rights to patented telomerase-based cancer vaccine technology from the Regents of the University of California.  At the same time, we acquired exclusive rights to a related patent from the Dana-Farber/Harvard Cancer Center.  We intend to pursue development of the technology initially for what we believe may be a novel cell-based vaccine product for prostate cancer, tentatively named TeloB-VAX.  The technology is intended to activate the body’s natural defense machinery to stimulate an immune response against one of nature’s most prevalent tumor markers, telomerase.  We believe that the technology may have applicability to a variety of other kinds of cancer.

We have also acquired exclusive license rights to other patented preventative and therapeutic vaccine technology.  The vaccine technology may be applicable to certain viral-induced diseases such as influenza and hepatitis B and C, as well as prostate cancer.  However, we currently intend to focus initially on the development of one or more of the other recently licensed prostate cancer product candidates and technologies, and as a result the timing of development of this viral vaccine technology is subject to uncertainty and the availability of sufficient funding.

We are also focused on developing and commercializing products in the anti-inflammatory, allergy and respiratory field.  We have developed an Epinephrine Injection USP 1:1000 (0.3mg Pre-Filled Single Dose Syringe) product, or the single dose PFS Syringe product, a pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock.  If launched, the product will compete in a well-established U.S. market estimated to be over $220 million in annual sales.  Following discussions with the FDA during fiscal 2011, we completed a regulatory dossier relating to the product, and once we obtain sufficient funding to support the costs of proceeding with the FDA filing for regulatory approval and the costs of a commercial launch of the product, we intend to submit an application to the FDA for marketing approval of the product and to commercially market the product as soon as reasonably practicable after the FDA allows for marketing of the product.  There can be no assurances that we will file an application for regulatory approval, that the FDA will ultimately grant marketing approval for the PFS Syringe product, or concerning the timing of filing a marketing application or obtaining any such FDA approval.

Additional product candidates in our allergy and respiratory product pipeline include a steroid HFA (hydrofluoroalkane) metered dose inhaler product, referred to as APC-1000, for asthma and chronic obstructive pulmonary disease, or COPD; a generic HFA bronchodilator, referred to as APC-2000; and an HFA pressurized metered dose inhaled nasal steroid for the treatment of seasonal and perennial allergic rhinitis, referred to as APC-3000.  Our goal is to commence initial commercial sales of the APC-3000 nasal steroid product in the third quarter of calendar 2013 and two other respiratory products in calendar 2014, assuming adequate funding and no unexpected delays.  During fiscal 2011 we entered into a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd.  Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients in Bangladesh.  Beximco has a large number of products covering broad therapeutic categories, including asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and anti-retrovirals.  Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next years in the allergy and respiratory areas and may co-develop certain drugs.

We also have a contraceptive gel product candidate named Savvy (C31G®).  In December 2010, we announced the successful completion of a Phase 3 contraceptive trial of Savvy.  The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States.  The Phase 3 trial was a randomized, double-masked, controlled comparator study to assess whether a gel containing the spermicide C31G was non-inferior to Conceptrol®, a commercially available product containing nonoxynol-9 (N-9).  The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug.  Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study.  Currently, all spermicides commercially available in the U.S. contain the active ingredient N-9 in a carrier such as a gel, film, cream, foam, suppository, or tablet.  C31G does not contain nonoxynol-9 and, if commercialized, may offer an alternative for women who seek a non-hormonal method of contraception.  In considering commercialization alternatives, we will likely focus on seeking to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of contraception.

Our general business strategy is to generate revenue through launch of our allergy and respiratory products in development, in order to generate cash flow to help fund expansion of our allergy and respiratory business as well as support our future cancer and vaccine product development efforts.  To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make substantial investments in equipment, new product development and working capital.  We estimate that approximately $1.5 million to $2 million will be required to support the regulatory application and a commercial launch of the PFS Syringe product following marketing approval, and that an additional approximately $6-$9 million or more must be invested to support development and commercial introduction of our APC-3000 aerosolized nasal steroid product candidate and our two other allergy and respiratory product candidates.

Corporate Background

Adamis Pharmaceuticals Corporation was founded in June 2006 as a Delaware corporation.  Effective April 1, 2009, the company formerly named Adamis Pharmaceuticals Corporation, or Old Adamis, completed a business combination transaction with Cellegy Pharmaceuticals, Inc., or Cellegy.  Before the merger, Cellegy was a public company and Old Adamis was a private company.  In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction, Cellegy was the surviving corporation in the merger and changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation, and Old Adamis survived as a wholly-owned subsidiary and changed its corporate name to Adamis Corporation.  For additional information concerning the transaction, see Note 4 in the accompanying notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

Adamis has three wholly-owned subsidiaries:  Adamis Corporation; Biosyn, Inc., which has rights to the C31G product; and Cellegy Holdings., Inc.  Adamis Corporation has two wholly-owned subsidiaries:  Adamis Viral Therapies, Inc., which focuses on our cancer and vaccine technologies; and Adamis Laboratories, Inc., or Adamis Labs, which focuses on our allergy and respiratory products.

Going Concern and Management Plan

Our audited financial statements for the year ended March 31, 2011, were prepared under the assumption that we would continue our operations as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.  Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2011 and 2010 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our receipt of funding that an investor has agreed to provide pursuant to a common stock purchase agreement, or our ability to complete other equity or debt activities.  Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms.  We expect negative cash flow from operations to continue for the foreseeable future, with the need to continue or expand development programs and to commercialize products once regulatory approvals have been obtained.  The above conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  Without additional funds from debt or equity financing, sales of assets, intellectual property or technologies, or from a business combination or a similar transaction, we will exhaust our resources and will be unable to continue operations.  If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Our management intends to address any shortfall of working capital, whether as a result of not receiving funds from the investor, not satisfying the additional milestones under the purchase agreement with the investor, or otherwise, by attempting to secure additional funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.  However, there can be no assurance that we will be able to obtain any sources of funding.  If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures.  There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to obtain additional financing on acceptable terms, if at all.  Alternatively, we may be required to accept less than favorable commercial terms in any such future arrangements.  If adequate funds are not available on acceptable terms, we could be required to delay development or commercialization of some or all of our products, to license to third parties the rights to commercialize certain products that we would otherwise seek to develop or commercialize internally or to reduce resources devoted to product development.  If we did not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.  Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Results of Operations

Our consolidated results of operations are presented for the fiscal year ending March 31, 2011 and for the fiscal year ending March 31, 2010.

Year Ended March 31, 2011 and Year Ended March 31, 2010

Revenues and Cost of Sales.  We had revenues of $0 and $290,288 for the year ending March 31, 2011 and March 31, 2010, respectively.  Net revenues from sales of our allergy and respiratory products from April 23, 2007, the date on which we acquired Adamis Labs, through our fiscal year ended March 31, 2010, were approximately $1,572,000.  We did not market these allergy and respiratory products during fiscal 2011, primarily due to funding limitations and the competitive market for antihistamine/decongestant products and liquid steroids (Prelone).  We believe there is limited potential for these products, due in part to the widespread substitution of generic products at the dispensing pharmacy level for the conditions indicated for the allergy and respiratory products, limited funding, the elimination of our field sales force, and manufacturing and regulatory challenges facing this category of pharmaceutical products.  We do not currently intend to devote significant resources to marketing these products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2011 and 2010 were $3,365,198 and $3,422,252, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries.

Research and Development Expenses.  Our research and development costs are expensed as incurred.  Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed.  Research and development costs were approximately $2,876,000 and $585,000 for the fiscal years ended March 31, 2011 and 2010, respectively, which were expensed.  Increased research and development expenses for 2011 were primarily due to expenses associated with acquiring and developing the APC-100, 200 and 300 technologies, partially offset by reduced expenses relating to our vaccine development program.

Other Income (Expenses).  Interest and other income (expense) for fiscal 2011 and 2010 were $(744,331) and $(2,726,049), respectively.  Interest and other income (expense) consist primarily of interest expense paid in connection with various notes payable.  The decrease in interest expense for fiscal 2011 compared to fiscal 2010 was primarily due to reductions in interest expense charged from the notes with Gemini and G-Max during fiscal 2011.

Liquidity and Capital Resources

We have incurred net losses of approximately $6,980,000 and $6,707,000 for the years ended March 31, 2011 and 2010, respectively.  Since inception, and through March 31, 2011, we have an accumulated deficit of approximately $25,867,000.  Since our inception, June 6, 2006, through March 31, 2011, we have financed our operations principally through debt financing and through private issuances of common stock.  Since inception, we have raised a total of approximately $17.1 million in debt and equity financing transactions, consisting of approximately $6.3 million in debt financing and approximately $10.8 million in equity financing transactions.  We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, out-licensing transactions, and/or collaborative agreements with corporate partners.  We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Our cash was $1,238,898 and $290,299 as of March 31, 2011 and March 31, 2010, respectively, and we had no outstanding accounts receivable at March 31, 2011.  The increase in cash was primarily the result of funds received from the common stock financing transaction with an investor in November 2010.

Net cash used in operating activities from continuing operations for fiscal 2011 and 2010 were approximately $4,347,000 and $1,999,000 million, respectively.  The increase in the use of cash was due primarily to the investment in new technologies, consulting expenses and the amortization of discounts.  We expect net cash used in operating activities to increase going forward as we continue product development, launch new products, engage in additional product research and development activities and pursue expansion of our sales base and other business activities.  The decrease in accounts payable from $1,560,312 at March 31, 2010 to $1,263,199 at March 31, 2011, related primarily to the pay down of aged payables.

Net cash provided by investing activities from continuing operations was approximately $5,358,000 for fiscal 2011, compared to net cash provided by investing activities from continuing operations for fiscal 2010 of $60,000.  Of the increase of net cash from investing activities in 2011, $5,000,000 was provided by the November 2010 equity financing transaction.  Net cash provided by (used in) financing activities from continuing operations was $(212,460) in fiscal 2011 and approximately $2.2 million in fiscal 2010.  The increase in 2010 was due to proceeds from the Gemini and G-Max note financing transactions.  The decrease in 2011 was due to the repayment of debt to a related party.

As of March 31, 2011, we had outstanding a total of 11 secured promissory notes to Dennis J. Carlo, President and Chief Executive Officer of Adamis, in the aggregate outstanding principal amount of $101,232, reflecting loans made by Dr. Carlo to Adamis.  Each of these notes bears interest at an annual rate of 10% and the total outstanding balance remain under these loan agreements.

On December 29, 2009, we issued to The G-Max Trust an unsecured convertible promissory note in the principal amount of $500,000 and also issued 500,000 shares of our common stock for aggregate gross proceeds of approximately $500,000.  Interest on the outstanding principal balance of the G-Max Note accrued at a rate of 10% per annum compounded monthly and was payable monthly.  As amended, the maturity date of the note was June 30, 2011.   In June 2011, the holder of the note elected to convert all principal of the note into shares of our common stock at the conversion price stated in the note of $0.20 per share.

In January 2010, we completed a private placement financing transaction with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a securities purchase agreement.  We issued 10% Senior Secured Convertible Notes, referred to as the Secured Notes, in the aggregate principal amount of $1.5 million and 1,500,000 shares of Adamis common stock, and received gross proceeds of $1.5 million.  Interest on the Secured Notes was payable monthly at a rate of 10% per annum.  As amended, principal and any accrued and unpaid interest is due and payable June 30, 2011.  The Secured Notes are convertible into shares of Adamis common stock at any time at the discretion of the investor at an initial conversion price per share of $0.20.  Effective June 30, 2011, we paid in full the unconverted $345,000 outstanding principal amount of the Secured Notes and related accrued interest, and there are no longer any outstanding Secured Notes.

On November 10, 2010, we completed a private placement transaction pursuant to a Common Stock Purchase Agreement and a Registration Rights Agreement.  The purchase agreement provides for the sale of up to 40,000,000 shares of our common stock to a foreign institutional investor at a price of $0.25 per share, for up to $10 million of gross proceeds.  An initial closing was held on November 10, 2010, pursuant to which we received $5,000,000 in gross proceeds and issued 20,000,000 shares of common stock.

The purchase agreement provides for two potential subsequent closings pursuant to which the investor agreed to invest $2.5 million at each such closing if the milestones relating to that milestone closing have been achieved and certain other customary closing conditions, including the absence of a material adverse event affecting us and our representations and warranties in the purchase agreement being true and correct as of the date of the milestone closing, are satisfied.  The two sets of milestones primarily relate to our telomerase prostate cancer technology and to our APC-100 prostate cancer product candidate, and include completion of manufacturing the compound, filing an IND with the FDA to begin a clinical trial relating to the product candidate, and submission to an Institutional Review Board of the protocol relating to the planned trial for the product candidate.

Pursuant to an amendment to the purchase agreement dated as of June 30, 2011, the investor agreed that we had satisfied the first set of milestone conditions.  The investor and we agreed that the $2.5 million investment for the first milestone closing would be paid as follows: $550,000 on or before June 27, 2011; $550,000 on or before July 21, 2011; and $1,400,000 on or before September 29, 2011.  We received $550,000 from the investor representing the initial payment relating to the first milestone closing under the terms of the agreement as amended.  The investor also agreed to extend the outside date for achievement of the second set of milestones to December 31, 2011. We currently believe that we will achieve the milestone conditions relating to the second $2.5 million milestone closing before that date.

If the investor makes the investments that it has agreed under the purchase agreement and the amendment to make relating to the first milestone closing, and if we achieve the second milestone conditions and receive funding as provided in the agreement relating to the second milestones, then we believe that our cash and cash equivalents will be sufficient to fund our operations at least through our fiscal year ending March 31, 2012, absent unexpected developments, although proceeding with the PFS Syringe product approval and commercialization efforts would require additional funding.  However, if we do not obtain funding from other sources, we will be substantially dependent on receipt of the funds described above, and if we do not achieve the second milestone events or if the investor does not invest the amounts described above, our cash resources would rapidly be depleted and we would be required to materially reduce or cease operations.

Funding that we receive during fiscal 2012 is expected to be used to satisfy existing obligations and liabilities and working capital needs, to begin building working capital reserves and to fund a number of projects, which may include some or all of the following:

●	continue development of the generic nasal steroid product candidate;
●	pursue the development of other product candidates;
●	fund clinical trials and seek regulatory approvals;
●	expand research and development activities;
●	access manufacturing and commercialization capabilities;
●	implement additional internal systems and infrastructure;
●	maintain, defend and expand the scope of our intellectual property portfolio; and
●	hire additional management, sales, research, development and clinical personnel.

Our audited financial statements for the year ended March 31, 2011, were prepared under the assumption that we would continue our operations as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.  Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2011 and 2010 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern.

Our management intends to address any shortfall of working capital, whether as a result of not receiving funds from the investor, not satisfying the additional milestones under the purchase agreement with the investor, or otherwise, by attempting to secure additional funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.  However, there can be no assurance that we will be able to obtain any sources of funding.  If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures.  There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to obtain additional financing on acceptable terms, if at all.  Alternatively, we may be required to accept less than favorable commercial terms in any such future arrangements.  If adequate funds are not available on acceptable terms, we could be required to delay development or commercialization of some or all of our products, to license to third parties the rights to commercialize certain products that we would otherwise seek to develop or commercialize internally or to reduce resources devoted to product development.  If we did not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.  Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an ongoing basis.  We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results.  For further discussion of our accounting policies, see Note 3 in the accompanying notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

There were no sales returns or discounts for the period ended March 31, 2011, as we did not record any revenues for that period.

Stock-Based Compensation.  We account for stock-based compensation transactions in which we receive employee services in exchange for options to purchase common stock.  Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of our common stock on the date of grant.  Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model.  We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.

Off Balance Sheet Arrangements

At March 31, 2011, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 in the accompanying notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 8:          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information required by Item 8 are set forth below commencing on page F-1.

ITEM 9:          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15( e) and 15d-15( e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Accounting Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Principal Executive Officer and Accounting Officer concluded that disclosure controls and procedures were not effective as of March 31, 2011, for reasons described below.

Internal Control over Financial Reporting

Management's report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), is included in this Annual Report on Form 10-K, under the heading "Management's Annual Report on Internal Control Over Financial Reporting" and is incorporated herein by reference.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless we specifically state that the report is to be considered "filed" under the Exchange Act or incorporate it by reference into a filing under the Securities Act of 1933, as amended, or under the Exchange Act.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of March 31, 2011, based on the absence of independent board oversight in light of the fact that independent directors were appointed to the Board only in January and February 2011, and the absence of finance and accounting personnel other than the Chief Financial Officer.  This resulted in not ensuring appropriate segregation of duties between incompatible functions, and made it more difficult to ensure review of financial reporting issues sufficiently in advance of the dates on which filings are required to be made with the Securities and Exchange Commission and to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  These above deficiencies represent a material weakness in our internal control over financial reporting given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Based on the material weakness described above, management has concluded that as of March 31, 2011 our internal control over financial reporting were not effective.

We intend to address the weaknesses identified above by increasing the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures and internal control procedures; where possible preparing and reviewing SEC filings farther in advance of required filing dates; and when funding is available considering the addition of finance and accounting personnel.  In addition, in April 2011, three independent directors were appointed to the audit committee of the board, which consists solely of independent directors.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

       There has been no change in our internal control over financial reporting that occurred, during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:          OTHER INFORMATION

As previously reported in a Report on Form 8-K filed with the SEC on November 12, 2010 and discussed elsewhere in this Report on Form 10-K under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we previously entered into a common stock purchase agreement with an investor in November 2010 pursuant to which the investor purchased $5 million of our common stock at a price of $.25 per share.  The purchase agreement provides for two potential subsequent closings pursuant to which the investor agreed to invest $2.5 million at each such closing if the milestones relating to that milestone closing have been achieved and certain other customary closing conditions are satisfied.

We entered into an amendment to the purchase agreement dated as of June 30, 2011, pursuant to which the investor agreed that we had satisfied the first set of milestone conditions described in the purchase agreement.  The investor and we agreed that the $2.5 million investment for the first milestone closing would be paid as follows: $550,000 on or before June 27, 2011; $550,000 on or before July 21, 2011; and $1,400,000 on or before September 29, 2011.  We received $550,000 from the investor representing the initial payment relating to the first milestone closing under the terms of the amendment.  The investor also agreed to extend the outside date for achievement of the second set of milestones to December 31, 2011.  We currently believe that we will achieve the milestone conditions relating to the second $2.5 million milestone closing before that date.

PART III

ITEM 10:          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Form 10-K.

ITEM 11:          EXECUTIVE COMPENSATION

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

ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Form 10-K.

ITEM 14:          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Form 10-K.

PART IV

ITEM 15:          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
2.1	Agreement and Plan of Reorganization dated as of February 12, 2008, by and among Cellegy, Cellegy Holdings, Inc. and Adamis Pharmaceuticals Corporation (the “Merger Agreement”).		8-K	2/13/08
2.2	Agreement dated November 11, 2008, between the Company and Adamis amending the Merger Agreement.		8-K	11/13/08
2.3	Agreement dated January 8, 2009, between the Company and Adamis amending the Merger Agreement.		8-K	1/8/09
2.4	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc.		8-K	10/26/04
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	4/3/09
3.2	Amended and Restated Certificate of Incorporation of the Registrant		8-K	4/3/09
3.3	Amended and Restated Bylaws of the Company		S-4/A 333-155322	1/12/09
4.1	Specimen stock certificate for common stock.		8-K	4/3/09
10.1	2005 Equity Incentive Plan		10-K	3/31/06
10.2	Form of Option Agreement under the 2005 Equity Incentive Plan.		10-K	3/31/06
*10.3	1995 Equity Incentive Plan		10-Q	8/13/02
10.4	Exclusive License Agreement dated as of December 31, 2002, by and between Cellegy and PDI, Inc.		10-K	3/21/03
*10.5	Retention and Severance Plan and Form of Agreement of Plan Participation under Retention and Severance Plan.		10-Q	5/8/03
*10.6	Letter agreement dated November 5, 2003, between Cellegy and Richard C. Williams.		10-K	4/6/04
*10.7	Stock option agreement dated November 5, 2003, between Cellegy and Richard C. Williams.		10-K	4/6/04
*10.8	Form of Indemnity Agreement with directors and executive officers.		8-K	1/13/11
10.9
Agreement dated as of October 8, 1996 by and among Biosyn, Inc., Edwin B.  Michaels and E.B.  Michaels Research Associates, Inc.  (Confidential treatment has been requested with respect to portions of this agreement)
			10-K	3/31/05
10.10	Patent License Agreement by and among Biosyn, Inc., and certain agencies of the United States Public Health Service.		10-K	3/31/05
10.11	License Agreement dated as of May 22, 2001, by and between Crompton Corporation and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	3/31/05
10.12	License Agreement dated January 30, 2006, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	4/02/07

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
*10.13	2009 Equity Incentive Plan.		8-K	1/13/11
*10.14	Form of Option Agreement under 2009 Equity Incentive Plan.		8-K	4/3/2009
10.15	Amendment to License Agreement dated as of March 15, 2006, by and between Crompton Corporation and Biosyn, Inc.		S-4/A 333-155322	1/12/09
10.16	Funding Agreement dated October 12, 1992, by and between Ben Franklin Technology Center of Southeastern Pennsylvania and Biosyn, Inc.		S-4/A 333-155322	1/12/09
10.17	License Agreement dated July 28, 2006, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation.		S-4/A 333-155322	1/12/09
10.18	Amendment to License Agreement dated December 29, 2008, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation.		S-4/A 333-155322	1/12/09
*10.19	Stock Repurchase Agreement dated November 3, 2008, by and between Richard Aloi and Adamis Pharmaceuticals Corporation.		S-4/A 333-155322	1/12/09
*10.20	Stock Repurchase Agreement dated November 3, 2008, by and between Dennis J. Carlo and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	1/12/09
*10.21	Stock Repurchase Agreement dated November 3, 2008, by and between Robert Hopkins and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	1/12/09
*10.22	Stock Repurchase Agreement dated November 3, 2008, by and between David J. Marguglio and Adamis Pharmaceuticals Corporation.		S-4/A 333-155322	1/12/09
10.23	Amendment to License Agreement dated October 18, 2007, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc.		S-4/A 333-155322	1/12/09
10.24	Lease Agreement dated January 1, 2007, by and between HRM II Ltd and Healthcare Ventures Group.		S-4/A 333-155322	1/12/09
10.25	Amendment to Lease Agreement dated October 30, 2007, by and between HRM II Ltd and Healthcare Ventures Group.		S-4/A 333-155322	1/12/09
10.26	Clinical Trial Agreement between Biosyn, Inc. and the National Institute of Child Health and Human Development.		S-4/A 333-155322	1/12/09
10.27	Convertible Promissory Note dated December 29, 2009 between the Registrant and The G-Max Trust.		8-K	1/04/10
10.28	Securities Purchase Agreement dated January 11, 2010 between the Registrant and the investors listed therein.		8-K	1/14/10
10.29	Form of 10% Senior Secured Convertible Note dated January 11, 2010.		8-K	1/14/10
10.30	Form of Security Agreement dated January 11, 2010.		8-K	1/14/10
10.31	Assignment, Assumption and Stock Acquisition Agreement dated February 24, 2010 between the Registrant and Colby Pharmaceutical Company.		10-K	7/14/10
10.32	Amendment to Assignment, Assumption and Stock Acquisition Agreement dated as of October 16, 2010, between the Registrant and Colby Pharmaceutical Company		8-K	10/19/10
10.33	Form of Amendment to 10% Senior Secured Convertible Notes.		8-K	4/4/11
10.34	Amendment to G-Max Convertible Promissory Note.		8-K	4/4/11
10.35
Common Stock Purchase Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein. (Confidential treatment has been granted for portions of this exhibit.)
			8-K	11/12/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
10.36	Registration Rights Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein.		8-K	11/12/10
10.37	Employment Agreement between the Company and Dennis J. Carlo.*		8-K	11/12/10
10.38	Employment Agreement between the Company and David J. Marguglio.*		8-K	11/12/10
10.39	Employment Agreement between the Company and Robert O. Hopkins.*		8-K	11/12/10
10.40	Employment Agreement between the Company and Richard L. Aloi.*		8-K	11/12/10
10.41	Form of Option Agreement for Non-Employee Directors.*		8-K	1/13/11
10.42	Product Development and Contract Manufacturing Agreement dated November 1, 2010, between Adamis and Beximco		10-Q	2/14/11
10.43	License Agreement between Adamis, the Regents of the University of California and Dana-Farber Cancer Institute, Inc.	X
10.44	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation	X
10.45	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation	X
10.46	License Agreement dated January 2, 2008, with Wisconsin Alumni Research Foundation	X
10.47	First Amendment to Common Stock Purchase Agreement dated as of June 30, 2011, by and between the Company and Eses Holdings (FZE).	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Mayer Hoffman McCann PC, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (See signature page)	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

* Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California.

ADAMIS PHARMCEUTICALS CORPORATION

By:	/s/ DENNIS J. CARLO
Dennis J. Carlo Chief Executive Officer
Dated: July 6, 2011

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

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer and Director	July 6, 2011
Dennis J. Carlo

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance, Chief Financial Officer and Secretary	July 6, 2011
Robert O. Hopkins

Directors:

/s/ DAVID J. MARGUGLIO	Director	July 6, 2011
David J. Marguglio

/s/ KENNETH M. COHEN	Director	July 6, 2011

/s/ TINA S. NOVA, Ph.D.	Director	July 6, 2011

/s/ CRAIG A. JOHNSON	Director	July 6, 2011

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS
MARCH 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adamis Pharmaceuticals Corporation and Subsidiaries
Del Mar, California

We have audited the accompanying consolidated balance sheets of Adamis Pharmaceuticals Corporation and Subsidiaries as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity(deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adamis Pharmaceuticals Corporation and Subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has limited working capital to pursue its business alternatives.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C. MAYER HOFFMAN MCCANN P.C. Certified Public Accountants

Boca Raton, Florida
July 6, 2011

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2011	March 31, 2010
CURRENT ASSETS
Cash	$1,238,898	$290,299
Accounts Receivable	-	5,555
Inventory, Net	-	2,709
Prepaid Consulting Fees and Other Current Assets	294,710	27,671
Total Current Assets	1,533,608	326,234
ASSETS FROM DISCONTINUED OPERATIONS	200,000	350,000
Total Assets	$1,733,608	$676,234
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$1,263,199	$1,560,312
Accrued Other Expenses	484,407	205,981
Accrued Bonuses	101,436	1,401,821
Notes Payable	1,163,000	1,472,631
Notes Payable to Related Parties	101,232	309,565
Total Liabilities	3,113,274	4,950,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares
Authorized; Issued and Outstanding-None	-	-
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized;
86,818,532 and 50,149,639 Issued, 81,590,344 and 49,047,953 Outstanding, Respectively	8,682	5,015
Additional Paid-in Capital	24,483,918	14,609,235
Accumulated Deficit	(25,867,037)	(18,887,224)
Treasury Stock - 5,228,188 and 1,101,686 Shares	(5,229)	(1,102)
Total Stockholders' Equity (Deficit)	(1,379,666)	(4,274,076)
	$1,733,608	$676,234
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2011	2010

REVENUE	$-	$290,288

COST OF GOODS SOLD	-	264,599
Gross Margin	-	25,689

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,365,198	3,422,252
RESEARCH AND DEVELOPMENT	2,875,884	584,758
Loss from Operations	(6,241,082)	(3,981,321)

OTHER INCOME (EXPENSE)
Interest Expense	(744,331)	(2,726,049)
Gain on Sale of Asset	5,600	-

Net (Loss)	$(6,979,813)	$(6,707,370)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.11)	$(0.23)
Basic and Diluted Weighted Average Shares Outstanding	63,786,446	28,837,700

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total

Balance March 31, 2009	37,306,704	$3,731	$10,762,963	(316,000)	$(316)	$(12,179,854)	$(1,413,476)

Issuance of Common Stock for Merger with
Cellegy Pharmaceutials	3,000,000	300	(634,046)	-	-	-	(633,746)

Note Payable Converted to Equity	-	-	777,902	-	-	-	777,902

Issuance of Options and Warrants to
Employees and for Services	-	-	29,918	-	-	-	29,918

Release of Shares from Escrow	6,732,285	673	(673)	-	-	-	-

Purchase of Treasury Stock	-	-	-	(785,686)	(786)	-	(786)

Issuance of Common Stock to Employees
and for Services	60,650	6	16,176	-	-	-	16,182

Issuance of Common Stock for Payment of Payables	50,000	5	9,995	-	-	-	10,000

Issuance of Common Stock for Cash at Par	2,000,000	200	1,800	-	-	-	2,000

Discount on Note Payable	-	-	738,000	-	-	-	738,000

Beneficial Conversion Feature	-	-	2,438,000	-	-	-	2,438,000

Issuance of Warrants for Services	-	-	69,300	-	-	-	69,300

Issuance of Common Stock for Licensing Agreement	1,000,000	100	399,900	-	-	-	400,000

Net (Loss)	-	-	-	-	-	(6,707,370)	(6,707,370)
Balance March 31, 2010	50,149,639	5,015	14,609,235	(1,101,686)	(1,102)	(18,887,224)	(4,274,076)

Issuance of Common Stock for Consulting Agreements	5,900,000	590	1,264,410	-	-	-	1,265,000

Common Stock Issued for Note Conversions	4,188,893	419	837,358	-	-	-	837,777

Purchase of Treasury Stock	-	-	-	(4,126,502)	(4,127)	-	(4,127)

Common Stock Issued for Cash at .25 per share	21,580,000	2,158	5,356,178	-	-	-	5,358,336

Issuance of Common Stock for Licensing Agreement	5,000,000	500	1,214,500	-	-	-	1,215,000

Share Based Compensation	-	-	1,202,237	-	-	-	1,202,237

Net (Loss)	-	-	-	-	-	(6,979,813)	(6,979,813)
Balance March 31, 2011	86,818,532	$8,682	$24,483,918	$(5,228,188)	$(5,229)	$(25,867,037)	$(1,379,666)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,979,813)	$(6,707,370)
Adjustments to Reconcile Net Loss to Net
Cash (Used in) Operating Activities:
Depreciation Expense	14,648	21,948
Beneficial Conversion Feature Interest	-	2,438,000
Stock Issued for Interest	777	-
Stock Issued for Research and Development Services	1,215,000	400,000
Warrants Issued for Services	-	69,300
Vesting of Options for Compensation	33,237	-
Reduction of Compensation Upon Forgiveness of Accrued Bonus	(129,977)	-
Consulting Expense Paid in Common Stock	597,500	-
Amortization of Discounts	527,369	210,631
Inventory Reserve Adjustment	(222,878)	162,565
Amortization of Stock Issued for Services	384,612	46,100
Stock-Based Compensation Expense	100,214	-
Sales Returns Reserve Adjustment	288,076	56,398
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	5,555	130,728
Inventory	225,587	29,893
Prepaid Expenses and Other Current Assets	1,201	17,446
Deferred Acquisition Costs	-	147,747
Increase (Decrease) in:
Accounts Payable	(297,113)	370,666
Accrued Bonuses	-	776,703
Accrued Other Expenses	(111,272)	(169,392)
Net Cash (Used in) Operating Activities	(4,347,277)	(1,998,637)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Cellergy Pharmaceuticals Acquisition	-	65,114
Purchase of Property and Equipment	-	(4,889)
Cash Received from Sale of Common Stock	5,358,336	-
Net Cash Provided by (Used in) Investing Activities from Continuing
Operations	5,358,336	60,225
Net Cash Provided by Investing Activities from Discontinued Operations	150,000	-
Net Cash Provided by Investing Activities	5,508,336	60,225
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Note Payable	-	2,000,000
Proceeds from Issuance of Note Payable to Related Parties	-	209,800
Proceeds from the Issuance of Common Stock	-	2,000
Purchase of Treasury Stock	(4,127)	(786)
Payment of Notes Payable to Related Parties	(208,333)	-
Net Cash Provided by (Used in) Financing Activities	(212,460)	2,211,014
Increase in Cash	948,599	272,602
Cash:
Beginning	290,299	17,697
Ending	$1,238,898	$290,299

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$183,871	$50,232

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Release of Share of Common Stock from Escrow	$-	$(673)
Accounts Payable Paid for in Common Stock	$-	$10,000
Issuance of Common Stock for Licensing Agreement		$400,000
Increase in Capital from Beneficial Conversion Feature	$-	$2,438,000
Warrants Issued for Services	$-	$69,300
Stock Issued as Discount on Note Payable	$-	$738,000
Note Payable Converted to Common Stock	$837,000	$777,902
Stock Issued for Consulting Services	$1,265,000	$46,100
Common Stock issued in Lieu of Interest	$777	$-
Accrued Bonuses converted to Paid In Capital	$1,068,786	$-
Stock Issued for Reseach and Development Services	$1,215,000	$-
Stock Based Compensation Expense	$133,450	$-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

NOTE 1:	NATURE OF BUSINESS

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

Adamis Pharmaceuticals Corporation was established under the laws of the State of Delaware on June 6, 2006 and has devoted substantially all its efforts to establishing a new business.  Adamis Pharmaceuticals merged with Cellegy Pharmaceuticals, Inc. on April 1, 2009.  Adamis Viral Therapies, Inc. was established under the laws of the State of Delaware on March 23, 2007, and was merged into Adamis Pharmaceuticals Corporation, the surviving entity, on March 30, 2007.  The merged company changed its name to Adamis Viral Therapies, Inc. (“Viral”) on March 30, 2007.  Viral had no activity during the years ended March 31, 2011 and 2010.

Adamis Pharmaceuticals Corporation (formerly Adamis Holding Corporation) was established under the laws of the State of Delaware on March 23, 2007.   Viral transferred all of its authorized and outstanding shares of stock to Adamis Pharmaceuticals Corporation.

Adamis Labs (formally known as HealthCare Ventures Group, Inc.) was established under the laws of the State of Delaware on September 2, 2005, and was acquired by the Company on April 23, 2007 (Note 4).  Adamis Labs is a distributor of respiratory products.

NOTE 2:	GOING CONCERN

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

NOTE 3:                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable, Allowance for Doubtful Accounts and Sales Returns

Trade accounts receivable are stated net of an allowance for doubtful accounts.  Interest is not charged on outstanding balances.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment typically between 30 and 75 days from the invoice date.  The Company estimates an allowance based on its historical experience of the relationship between actual bad debts and net credit sales.  At March 31, 2011 and March 31, 2010, no allowance for doubtful accounts was recorded.

The Company has established an allowance for sales returns based on management’s best estimate of probable loss inherent in the accounts receivable balance.  Management determines the allowance based on current credit conditions, historical experience, and other currently available information.  The allowance for sales returns was $363,975 and $75,899 at March 31, 2011 and March 31, 2010, respectively, and is included in accrued expenses on the consolidated balance sheet.

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

Discontinued Operations

As discussed in Note 5, the assets and liabilities at March 31, 2011 and 2010, related to INL, the company’s former packaging division, have been accounted for as discontinued operations.  There are no operations related to INL in the accompanying consolidated financial statements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation transactions in which the Company receives employee services in exchange for options to purchase common stock.  Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant.  Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model.  The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.

Research and Development

Research and development costs are expensed as incurred.  Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed.  Research and development costs were approximately $2,876,000 and $585,000 for the fiscal years ended March 31, 2011 and 2010, respectively, which were expensed.

Income Taxes

The Company accounts for income taxes under the deferred income tax method.  Under this method deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

Deferred income tax provisions and benefits are based on changes to the assets and liabilities from year to year.  In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which they operate, estimates of future taxable income, and available tax planning strategies.  If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.  Valuation allowances are recorded related to deferred tax assets based on the "more likely than not" criteria.

The Company accounts for uncertain tax positions in accordance with accounting guidance which requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would, more likely than not, sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied the guidance to all tax positions for which the statue of limitations remained open.  Upon implementation, the Company did not recognize any additional liabilities for unrecognized tax benefits.  Accordingly, the adoption of the guidance had no impact on the Company's financial statements.  There have been no material changes in unrecognized tax benefits since April 1, 2009.

The Company is subject to income taxes in the United States Federal jurisdiction, California and Florida.  The Company is no longer subject to the United States Federal, California or Florida income examinations by tax authorities for the years before fiscal 2006.  The Company recognizes interest and penalty accrued related to unrecognized tax benefits in its income tax expense, if any.  No interest or penalties have been accrued for all presented periods.

Net Loss Per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding.  Outstanding warrants at March 31, 2011 and 2010 were 2,173,245 and 1,922,139, respectively.  The outstanding options at March 31, 2011 and 2010 were 3,651,112 and 463,438, respectively.

In addition, the potential dilutive effects of the following convertible securities at March 31, 2011 have been excluded from the calculation of weighted average shares outstanding: (i) $2,000,000 of convertible notes which in the aggregate could potentially convert into up to 2,000,000 shares of common stock (ii) 1,000,000 restricted common shares for the purchase of intangible assets (iii) 6,732,295 of common shares released from escrow in conjunction with the Cellegy merger (Note 4) and (iv) 10,097,416 of additional common shares with various restrictions.

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

Effective April 2009, the Company adopted the provisions of ASC 805 (formerly FSP FAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"), which became effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Among other things, ASC 805 requires that all acquisition-related costs be expensed as incurred.  At March 31, 2009, under the prior guidance of SFAS No. 141(R), the Company had deferred $147,747 of acquisition-related costs associated with its merger with Cellegy (Note 4).

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

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2020-17, updating “Revenue Recognition – Milestone Method (Topic 605); Milestone Method of Revenue Recognition” (codified within ASC 605 – Revenue Recognition) (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  ASU 2010-17 is effective for fiscal years beginning after June 15, 2010 and interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing the impact of ASU 2010-17 on its future consolidated financial statements.

In December 2010, the FASB has issued ASU No. 2010-27, updating “Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers” (“ASU 2010-27”).  ASU 2010-27 provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts).  The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011.  An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible.  A portion of the annual fee will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period.  An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011.  The Company is currently assessing the impact of ASU 2010-27 on its future consolidated financial statements.

In December 2010, the FASB has issued ASU 2010-29, updating “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  This ASU reflects the decision reached in EITF Issue No. 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis.

The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company is currently assessing the impact of ASU 2010-17 on its future consolidated financial statements.

The FASB has issued ASU No. 2011-04, updating “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirement s for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company is currently assessing the impact of ASU 2010-17 on its future consolidated financial statements.

NOTE 4:	MERGERS AND ACQUISITIONS

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

The assets acquired and liabilities assumed of Cellegy at April 1, 2009 are summarized as follows:

Current Assets	$91,000
Current Liabilities	$504,000
Notes Payable Long-Term	$778,000

The operations of Old Cellegy prior to the merger is not considered significant to an understanding of the operations of the combined entities.

The cost of the acquisition to Adamis is equal to Cellegy’s stockholders’ deficit, which was approximately $1,191,000 and $147,747 of the Deferred Acquisition costs that were expensed upon the merger on April 1, 2009.

NOTE 5:	DISCONTINUED OPERATIONS

Effective July 18, 2008, the Company’s former packaging division (INL) was sold for $2,654,000.  On the closing date, $2,154,000 was paid to a lender to retire long-term debt.  Additionally, $500,000 of the purchase price was held in escrow to secure any of the Company’s indemnification obligations.  During 2010 and 2011, the Company settled a total of $300,000 of the amount held for indemnification obligations.  At March 31, 2011 and 2010, assets from discontinued operations consisted of $200,000 and $350,000, respectively, held in escrow.

NOTE 6:	CONCENTRATIONS OF CREDIT RISK

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

Trade accounts receivable were $5,555 at March 31, 2010.

Purchases and Accounts Payable

The Company had balances greater than 10% of trade accounts payable at March 31, 2010 with two vendors.  Vendor A had a balance that accounted for 41% of total accounts payables and Vendor B had a balance of 24% at March 31, 2010.

The Company was dependent on a limited number of vendors for a significant portion of its trade purchases.  The Company had one vendor that comprised 47 % of the total trade purchases made during the year ended March 31, 2010.

NOTE 7:	INVENTORY

Inventory consists of the following at March 31, 2010:

2010

Respiratory and Allergy Products	$226,710
Less: Obsolescence Reserve	(224,001)
Respiratory and Allergy Products, Net	2,709
Pre-Launch epi Inventory	-
Inventory, Net	$2,709

Inventory was zero at March 31, 2011.

NOTE 8:	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2011 and 2010:

	2011	2010

Prepaid Insurance	$8,511	$12,369

Prepaid Consulting Fees	286,199	-

Prepaid Rent	-	635
	$294,710	$13,004

NOTE 9:	NOTES PAYABLE

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

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs.  The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability.  The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon the outcome of its ongoing Savvy contraception trial, the results of which are currently under review and which are not known by the Company.  Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs.  As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future.  As a result, the Note had no fair market value at the time of the acquisition (Note 4).

G-Max Trust Note

On December 29, 2009, the Company issued a Convertible Promissory Note (the “G-Max Note”) to The G-Max Trust (the “Investor”) in connection with a private placement to the Investor for gross proceeds of $500,000, and 500,000 shares of common stock of the Company at par value for gross proceeds of $500 as an inducement to enter into the agreement.  The market value of the common stock on the date issued was $0.25 per share, for a total value of $125,000.  A discount on the note payable of $124,500 was recorded as a result, and is being amortized over the term of the G-Max Note.  The stock was restricted for six months from the date issued.  Subsequent to the six months, the investors can sell and have the restrictions removed under SEC Rule 144.  Amortization of the discount, which is included in interest expense was $93,375 and $31,125 for the years ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the net carrying amount was $500,000 and the net unamortized discount was $0.  The interest recognized in the contractual interest coupon was $50,694.

Interest on the outstanding principal balance of the G-Max Note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2010.  All unpaid principal and interest on the G-Max Note is due and payable on June 30, 2011 (the “Maturity Date”).

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

Gemini Master Fund, Ltd. Notes

The Company completed a private placement financing transaction (the “January 2010 Financing”) with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement.  The Company issued 10% Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of approximately $1.5 million and 1,500,000 shares of common stock (sold at par value) of the Company, and received gross proceeds of $1.5 million, excluding transaction costs and expenses.  The fair market value of the Company's common stock on the date of the transaction was $ 0.41 per share.  A discount of approximately $600,000 was calculated as a result, and is being amortized over the life of the Notes.  The stock was restricted for six months from the date issued.  Amortization of the discount, which is included in interest expense, was $433,944 and $179,506 for the year end March 31, 2011 and 2010 respectively.  As of March 31, 2011, the net carrying amount was $663,000 and the net amortized discount was $0.  Interest recognized on the contractual coupon was $108,906.

Interest on the Notes is payable at a rate of 10% per annum and is payable monthly on the first business day of each month.  Principal and any accrued and unpaid interest is due and payable on June 30, 2011.  The Notes are convertible into shares of the Company’s common stock at any time at the discretion of the investor at an initial conversion price per share of $0.20, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Notes.  The conversion price is also subject to price anti-dilution adjustments providing that if the Company issues equity securities or securities convertible into equity securities at an effective price per share below the conversion price of the Notes (subject to certain exceptions), the conversion price of the Notes will be adjusted downward to equal the price of the new securities.  The conversion feature is considered beneficial to the investors due to the purchase of the discounted shares.  The estimated value of the beneficial conversion feature is approximately $2.2 million.  The entire amount was recorded as interest expense upon issuance since the Notes are convertible at any time.  The effective interest rate of the Notes is 210.4% after considering the discount and beneficial conversion feature.

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

From July through December 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of approximately 4,188,893 shares were issued in the conversion of notes with a total converted amount of $837,777, including interest of $777.

Notes Payable to Related Parties

The Company had notes payable to related parties amounting to $101,232 and $309,565 at March 31, 2011 and 2010, respectively, which bear interest at 10%.  Accrued interest, which is included in accrued expenses, in the consolidated balance sheet, related to the notes was $53,527 and $29,481 at March 31, 2011 and 2010, respectively.

On various dates during the twelve months ended March 31, 2010 and included in the amount above, the Company issued promissory notes to shareholders for a total of $219,800, that bear interest at 10% with all principal and interest due on various maturity dates during May through June 2010, originally.  Due to loan covenants under the Gemini Master Funds Ltd. Note Agreement, the Company is restricted from paying the outstanding loans until the Gemini notes are repaid or converted to commons stock.  During fiscal 2011 the Company received permission to repay a portion of the outstanding loans.  The amount repaid was $208,333.  Interest continues to accrue on the unpaid balances.

On February 12, 2008, the Company issued a convertible promissory note to Old Cellegy for $500,000 bearing interest at 10% annum, with an original maturity date of June 12, 2009.  As the merger with Old Cellegy became effective April 1, 2009 (Note 4) the note was converted into shares of Old Adamis and canceled immediately.

NOTE 10:                 LEGAL MATTERS

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

In May 2010, Curtis Leahy, et. al. v. Dennis J. Carlo, et al. was filed in San Diego Superior Court. The plaintiffs – Antaeus Capital Partners, Curtis Leahy, and David Amron – are Adamis shareholders.  The defendants named in the Complaint are Adamis, Dennis Carlo, David Marguglio, Robert Hopkins, and Richard Aloi, who are officers and/or directors of Adamis.  Plaintiffs allege that defendants misrepresented and omitted material information in private placement memoranda distributed by Adamis in 2006 and 2008 regarding, among other things, Adamis’ license rights with respect to certain patented anti-viral technology.  Based on these purported misrepresentations and omissions, plaintiffs assert claims for violations of Sections 25401, 25501, and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation.  Plaintiffs seek, among other remedies, damages amounting to the difference between the purchase price of the Adamis stock they purchased and the current share price, or the price at which they previously sold their stock. Plaintiffs originally asserted a number of other claims, but in October 2010 the court issued an order dismissing these other claims.

On May 27, 2011, plaintiffs filed a motion for class certification seeking to certify a putative class of shareholders who purchased stock pursuant to either or both of Adamis’ 2006 and 2008 private placement memoranda.  Defendants filed their brief opposing the motion on June 10, 2011.  On June 28, 2011, the court issued an order denying the plaintiffs’ motion for class certification on the grounds that (1) plaintiffs failed to meet their burden to show that there are common issues of fact to certify the class and (2) the individual plaintiffs were not adequate class representatives.

Adamis continues to believe that the plaintiffs’ allegations are without merit, intends to defend against plaintiffs’ claims vigorously and may assert any available counterclaims.

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

NOTE 11:	LICENSING AGREEMENTS

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

The Company is obligated to make the following milestone payments to the entity based on commencement of various clinical trials and submissions of an application to the FDA for regulatory approval:

Amount	Date due
$ 50,000	Within 30 days of commencement of Phase I/II clinical trial.
50,000	Within 30 days of commencement of a separate Phase II trial as required by the FDA.
300,000	Within 30 days of commencement of a Phase III trial.
500,000	Within 30 days of submission of a biological license application or a new drug application with the FDA.

Total milestone payments are not to exceed $900,000 and can only be paid one time and will not repeat for subsequent products.  At March 31, 2011 and 2010, no milestones have been achieved.

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

On September 22, 2006, the Company entered into an agreement with an entity to manufacture an influenza vaccine for the Company.  The agreement requires the Company to pay $70,000 upon commencement of the project, followed by monthly payments based upon services performed until the project is complete.  No product has been manufactured and no payments have been made as of March 31, 2011.  Once the project begins, the total payments will aggregate $283,420.  The project has an open ended start time.  Adamis may terminate the agreement upon notice to the other party, other than reimbursing the other party for non cancellable materials and supplies ordered, and work in progress, through the date of the termination.

On February 24, 2010, the Company entered into an agreement with Colby Pharmaceutical Company (the “Licensee”) to acquire three separate exclusive license agreements, covering three small molecule anti-inflammatory compounds, named CPC-100, CPC-200 and CPC-300, for the potential treatment of human prostate cancer, or PCa, in exchange for shares of the Company’s common stock.  The Licensee licensed the patents, patent applications and related intellectual property relating to the compounds pursuant to license agreements with a third party (“WARF”).  On February 25, 2010, the Company was assigned and transferred the license agreement relating to the CPC-300 compound in consideration of the issuance 800,000 shares of common stock to the Licensee.  The transfer of the license agreements relating to CPC-100 and CPC-200 occurred at a subsequent closing, upon satisfaction of closing conditions, which include the receipt by the Company of equity funding after the date of the agreement in excess of $2 million.  The consideration for the transfer of these additional agreements will be 7,500,000 registered shares of the Company common stock to the Licensee.

With respect to sublicenses granted by Licensee is to pay WARF according to the following schedule:

1.
Forty percent (40%) of amounts received under each agreement entered into before an Investigational New Drug ("IND") application is filed by Licensee with the Federal Drug Administration ("FDA") for a Product made a subject of the sublicense.

2.	Thirty percent (30%) of amounts received under each agreement entered into after the filing of an IND under item (1) above until completion of a Phase 1 clinical trial by Licensee for that Product.

3.	Twenty-five percent (25%) of amounts received under each agreement entered into after completion of item (2) above until completion of a Phase II clinical trial by Licensee for that Product.

4.	Twenty percent (20%) of amounts received under each agreement entered into after completion of item (3) above until a New Drug Application ("NDA") has been approved by the FDA for that Product.

5.	Ten percent (10%) of amounts received under each agreement entered into after the NDA has been approved by the FDA for that Product.

Milestone Payments are outlined below:

1.	$25,000 upon the filing of the first IND or comparable regulatory filing for a human therapeutic Product.

2.	$150,000 upon the enrollment of its first patient under a Phase II clinical trial for the first human therapeutic Product.

3.	$200,000 upon the enrollment of its first patient under a Phase III clinical trial for the first human therapeutic Product.

4.      $250,000 for the first NDA or comparable regulatory approval for a human therapeutic Product.
These milestone payments occur only once for each of the compounds

NOTE 12:	COMMITMENTS AND CONTINGENCIES

In addition to the matters described in Note 10, the Company may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

NOTE 13:	CAPITAL STRUCTURE

The Company is authorized to issue 175,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

In December 2008, the Company issued 500,000 shares of its common stock as payment for past consulting services.  According to the consulting agreement, the stock is guaranteed to have a value of $1,000,000 within ten business days of the agreement’s anniversary on March 20, 2010, and is non-refundable.  As the 500,000 shares of common stock did not have a value of $1,000,000 in March 2010, effective May 1, 2010 the Company extended its consulting agreement to assist the Company in its public relations efforts and issued 1,500,000 shares of its common stock fulfilling the Company's obligation from its prior agreement.  Adamis released from escrow the remaining 6,732,285 re-purchasable holdback shares related to the acquisition of Healthcare Ventures Group (the "HVG Acquisition") in April 2007 during the nine months ended December 31, 2009.  These shares remained subject to contractual rights of repurchase and were treated as contingent consideration.  As a result, no purchase price adjustment was recorded, the shares were recorded at par value, and the shares were considered anti-dilutive due to the outstanding repurchase options.  During fiscal 2009, 1,438,039 of the restricted shares were transferred from a former officer of Old Adamis to employees, officers and directors.  On August 14, 2009, the Company exercised its repurchase option and repurchased 785,686 shares of common stock at a total cost of $786 from a former officer of the Company. 200,000 shares of the 785,686 repurchased shares held as treasury stock were part of the earlier transfer of shares in fiscal 2009.  On September 27, 2010, the Company repurchased 2,551,502 shares of common stock that were originally part of the holdback shares relating to the HVG Acquisition, pursuant to repurchase rights in stock restriction agreements with the holders of those shares, for an aggregate price of $2,551.50.  During September 2010, the Company determined not to exercise its right of repurchase under the stock restriction agreements relating to 2,645,097 shares held by an officer and director of the Company, such person agreed not to seek any amounts for past compensation relating to approximately $77,000 of accrued bonus liability previously reflected on the Company's financial statements, and the accrued bonus liability was accordingly reduced on the Company's financial statements and included in additional paid-in capital, or compensation expense, accordingly.

On September 21, 2009, the Company issued 35,000 shares of its common stock in lieu of payment for consulting services with a value of $9,000.

On October 23, 2009, the board of directors of the Company authorized the Company to negotiate an amendment to a stock purchase agreement with the Company's Chief Financial Officer which would have the effect of waiving the Company's repurchase agreement with the Company’s Chief Financial Officer, which waived the repurchase option with respect to 580,500 shares of common stock, and as a result such shares are considered vested and unrestricted.  As of the date of this report on Form 10-K, such an agreement has not been executed.

During the three months ended December 31, 2009, the Company issued 75,650 shares of its common stock; 50,000 shares were issued in lieu of payment for consulting services with a value of $10,000 and 25,650 shares were issued to employees with a value of $7,182.

On December 29, 2009, the Company issued 500,000 shares of its common stock for par value as a discount to the note payable issued to the G-Max Trust (Note 9)

On January 12, 2010, the Company issued 1,500,000 shares of its common stock for par value as a discount to the note payable issued to the Gemini Master Fund, Ltd. (Note 9).

On February 24, 2010, the Company issued 1,000,000 share of its common stock for par value to acquire exclusive license agreements covering three small molecule compounds from Colby Pharmaceutical Company (Note 11).

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

During the second fiscal quarter ended September 30, 2010 and the third fiscal quarter ended December 31, 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of approximately 4,188,893 shares were issued in the conversion of notes and accrued interest with a total converted amount of $837,777 including interest of $777.

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

On November 10, 2010, the Company completed a private placement transaction (the “Financing”) pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”).  The Purchase Agreement provides for the sale of up to 40,000,000 shares of common stock of Adamis to a foreign institutional investor (the “Purchaser”), at a price of $0.25 per share, for up to $10 million of gross proceeds.  An initial closing was held on November 10, 2010 pursuant to which the Company received $5,000,000 in gross proceeds and issued 20,000,000 shares of common stock.  Proceeds have been reduced by $36,664 for fees incurred related to the private placement transaction.

NOTE 14:	STOCK OPTION PLANS, SHARES RESERVED AND WARRANTS

Old Cellegy’s stockholders approved a new 2009 Equity Incentive Plan (the “2009 Plan”), which became effective upon the closing of the merger with Old Cellegy.  The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”).  In addition, the 2009 Plan provides for the grant of performance cash awards.  The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 7,000,000 shares.  The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies.  On January 1, 2011 and 2010, the number of shares reserved for this issuance increased by 4,079,517 and 2,327,398 respectively, aggregating to 13,406,915 at March 31, 2011.

In August 2009, the Company hired an employee, who was granted a stock option by the Company to purchase up to 250,000 shares of common stock.  The stock options have an exercise price of $0.22 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant.  The stock options vest over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the option.  The Company estimated that the stock option had a fair market value of $0.11 per share using the Black-Scholes valuation model.  Management’s assumptions included in the model were volatility of 35.4%, a risk-free interest rate of 3.4% based on the 10-year Treasury Rate at the date of the grant and no dividends.  The Company estimated a forfeiture rate of 5.5%.  The Company recorded stock based compensation expense of $29,918 related to such stock options for the year-ended March 31, 2010.

In August 2009, the Company issued warrants to purchase up to 600,000 shares of common stock to consultants retained to assist the Company in fund-raising efforts.  The warrants have an exercise price of $0.25 per share, which is equal to the fair market value of the Company’s common stock at the date of grant.  The options had a five year term and expire on August 26, 2014.  In January 2010, the Company terminated warrants to purchase up to 300,000 of these shares of common stock.  The warrants had an exercise price of $0.25 per share.  On the same date, the Company issued warrants to purchase up to 270,000 shares of common stock to the same consultants that have an exercise price of $0.20 per share.  The fair market value of the Company's stock on the date of grant was $0.37 per share.  The new, or modified, warrant had an intrinsic value of $51,300.

In October 2009 the Company issued warrants to purchase up to 200,000 shares of common stock to consultants retained to assist the Company in fund-raising efforts.  The warrants have an exercise price of $0.29 per share, which is equal to the fair market value of the Company’s common stock at the date of grant.  The options have a five year term and expire on October 26, 2014.  The warrant had an intrinsic value of $18,000.

From June 2010 through September 2010 the Company issued warrants to purchase up to 395,000 shares of common stock to purchasers of the Company's common stock.  The warrants have an exercise price of $0.30 per share.  The options have a five year term and expire between June and September 2015.  The warrants had an intrinsic value of $36,550.

On August 20, 2010 the Company granted 3,150,398 options to a number of its employees to purchase the Company's common stock.  The stock options have an exercise price of $0.27 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. 2,525,000 of the stock options vest over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the option and 625,398 of the stock options immediately vest.  The Company estimated that the stock options have a fair market value of $0.12 per share using the Black-Scholes valuation model.  Management’s assumptions included in the model were volatility of 31.675%, a risk-free interest rate of 2.6% based on the 10-year Treasury Rate at the date of the grant and no dividends.  The Company estimated a forfeiture rate of 0%.  The Company recorded stock based compensation expense of $125,465 and a reduction of accrued expenses of $1,068,786 related to such stock options for the year-ended March 31, 2011.

On January 12, 2011, the Company added a board member, who was granted a stock option by the Company to purchase up to 50,000 shares of common stock.  The stock option has an exercise price of $0.21 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant.  The stock option vests over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the option.  The Company estimated that the stock option has a fair market value of $0.10 per share using the Black-Scholes valuation model.  Management’s assumptions included in the model were volatility of 30.865%, a risk-free interest rate of 3.4% based on the 10-year Treasury Rate at the date of the grant and no dividends.  The Company estimated a forfeiture rate of 0%.  The Company recorded stock based compensation expense of $2,708 related to such stock options for the year-ended March 31, 2011.

On February 10, 2011, the Company added two board members, who were granted stock options by the Company to purchase up to 100,000 shares of common stock.  The stock options have an exercise price of $0.20 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant.  The stock options vest over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the options.  The Company estimated that the stock options have a fair market value of $0.10 per share using the Black-Scholes valuation model.  Management’s assumptions included in the model were volatility of 30.865%, a risk-free interest rate of 3.7% based on the 10-year Treasury Rate at the date of the grant and no dividends.  The Company estimated a forfeiture rate of 0%.  The Company recorded stock based compensation expense of $5,278 related to such stock options for the year-ended March 31, 2011.

The following summarizes the stock option activity for the year ended March 31, 2011 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Non-Plan Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Balance as of March 31, 2010	250,000	$0.22	8.27 years	100,714	$41.27	2.61 years
Options Granted	3,350,398	$0.27	9.42 years	-	-	-
Options Exercised	-	-	-	-	-	-
Options Canceled	50,000	$0.21	-	-	-	-
Balance as of March 31, 2011	3,550,398	$0.26	9.34 years	100,714	$41.27	2.61 years
Exercisable at March 31, 2011	1,444,148	$0.26	9.34 years	100,714	$41.27	2.61 years

The weighted-average grant-date fair value of stock options granted during the years ended March 31, 2011 and 2010 was approximately $895,000 and $182,000, respectively.

At March 31, 2011 and 2010, there was approximately $260,000 and $19,000, respectively, of unrecognized compensation costs related to non-vested option awards. This expense is expected to be recognized over a weighted average period of 2.4 years.

The Company has reserved shares of common stock for issuance upon exercise at March 31, 2011 as follows:

Warrants	2,173,245
Non-Plan Stock Options	100,714

2009 Equity Incentive Plan	13,406,915
Total Shares Reserved	15,680,874

The following summarizes warrants outstanding at March 31, 2011:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,245	$57.97 - $173.92	October 22, 2004	October 2013 - 2014
Investor Warrants	395,000	$0.30	September 15, 2010	September 15, 2015

Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2012
Consultant Warrants	300,000	$0.25	August 26, 2009	August 26, 2014
Consultant Warrants	270,000	$0.20	January 29, 2010	January 25, 2015
Consultant Warrants	200,000	$0.29	October 26, 2009	October 26, 2014

Total Warrants	2,173,245

NOTE 15:	INCOME TAXES

At March 31, 2011, the Company had net operating loss carry forwards of approximately $116 million and $44 million for federal and state purposes, respectively.  The net operating loss carry forwards expire through the year 2029.  At March 31, 2011, the Company also had state research and development credit carry forwards of approximately $2.8 million and $200,000 for federal and state purposes, respectively.  The federal credits expire through the year 2027 and the state credits expire through the year 2019.  The Tax Reform Act of 1986 (the “Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carry forwards following certain ownership changes that could that could limit the Company’s ability to utilize these carry forwards.  The Company most likely has experienced various ownership changes, as defined by the Act, as a result of past financings.  Accordingly, the Company’s ability to utilize the aforementioned carry forwards may be limited.  Cellegy’s merger with Adamis as described in Note 1, may also impact the ability for the Company to utilize certain of its net operating loss carry forwards.  Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carry forwards for federal income tax purposes.  The Company determined that the net operating loss carry forwards relating to Cellegy and Biosyn are limited due to the acquisitions, in 2009 and 2004 and has reflected the estimated amount of usable net operating loss carry forwards in its deferred tax assets below.

The benefit for income taxes from continuing operations consists of the following for the years ended March 31, 2011 and 2010:

	2011	2010

Current	$-	$-
Deferred	(2,475,000)	(1,281,000)

Total	(2,475,000)	(1,281,000)
Change in Valuation Allowance	2,475,000	1,281,000

Tax Benefit, net	$-	$-

At March 31, 2011 and 2010 the significant components of the deferred tax assets from continuing operations are summarized below:

	2011	2010

Net Operating Loss Carry forwards	$41,775,000	$39,378,000
Deferred Tax Assets	767,000	689,000

Net Deferred Tax Assets	42,542,000	40,067,000
Less Valuation Allowance	(42,542,000)	(40,067,000)

Net Deferred Tax Assets	$-	$-

We have determined at March 31, 2011 and 2010 that a full valuation allowance would be required against all of our operating loss carry forwards and deferred tax assets that we do not expect to be utilized by deferred tax liabilities.

The following table reconciles our losses from continuing operations before income taxes for the years ended March 31, 2011 and 2010.

		2011	2010

Net (Loss)		$(6,980,000)	$(6,707,000)

Permanent Differences:

Non-Cash Interest		528,000	3,176,000
Non-Cash Services		-	125,000
		-	-
Meals and Entertainment		-	1,000
		$(6,452,000)	$(3,405,000)

Federal Statutory Rate	34.00%	$(2,373,000)	$(2,281,000)
State Income Tax, net of Federal Tax	3.63%	(254,000)	(243,000)

Permanent Differences	37.63%	152,000	1,243,000
Change in Valuation Allowance		2,475,00	1,281,000
Expected Tax Benefit		$-	$-

NOTE 16:                 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 6, 2011, which is the date the financial statements were available to be issued.  Other than the events described below, no other subsequent events have been identified.

Telomerase Vaccine Technology

Our telomerase vaccine technology was licensed pursuant to exclusive license agreements entered into in April 2011 with the Regents of the University of California and the Dana-Farber Cancer Institute, Inc.  Pursuant to the agreement with the University of California, Adamis acquired a license to certain patents and related intellectual property rights relating to a telomerase-based cancer vaccine technology.  The licensed patents include a patent titled, “Composition and Method for Inducing and Enhancing a Telomerase Reverse Transcriptase-Reactive Cytotoxic T Lymphocyte Response.”  In addition, Adamis licensed a complementary patent, “Cancer Immunotherapy and Diagnosis Using Universal Tumor Associated Antigens, Including Human Telomerase Reverse Transcriptase,” based on technology from the Dana-Farber Cancer Institute, Inc.  Adamis intends to pursue development of the technology initially as a vaccine product candidate for prostate cancer.

Under the terms of the license agreement, Adamis licensed the patents and related intellectual property for a field that includes therapeutic and preventive cancer vaccines in humans, and for a territory that includes the United States.  The term of the license extends through the expiration date of the longest-lived patent rights covered by the agreement.

Under the agreement, Adamis will pay to the universities a small upfront license issue fee in connection with the execution of the license agreement.  Adamis will pay the universities a small annual maintenance fee on the first three anniversaries of the date of the agreement, increasing in an immaterial amount thereafter, until Adamis or a permitted sublicensee is commercially selling a licensed product.

For first indication of a licensed product, Adamis will make payments upon reaching specified milestones in clinical development and obtaining U.S. regulatory approval for a licensed product, potentially aggregating $1,875,000 if all milestone payments are made, including obtaining U.S. regulatory approval for a licensed product.  Similar payments apply to the second indication of a licensed product.

The agreement also provides that Adamis will pay the universities royalties, in the low single digits, payable on net sales of licensed products.  The agreement includes customary provisions for adjusting the royalty rate in the case of a combination product that includes a licensed product and other products or product components.  The agreement includes customary royalty stacking provisions providing for a reduction in the royalty rate if Adamis is required to pay royalties to other third parties to acquire patent rights necessary to make, use or sell licensed products, up to one-half of the amounts otherwise due to the universities.

Adamis has the right to grant sublicenses to third parties, subject to certain restrictions.  If Adamis enters into sublicenses of the licensed technology, then a portion of the sublicense fees received by Adamis from the sublicensee is payable to the universities, with the exact percentage depending on the time during the product development, clinical trials and regulatory approval process that the sublicense is entered into.  If Adamis receives product royalty payments from sublicensees, Adamis is obligated to pay a percentage of those fees to the universities, with the exact percentage depending on the status of product development and commercialization.  Following commercial sales of a licensed product, the agreement provides for minimum annual royalties to the universities, with an increased amount starting with the third full year of sales.

Adamis is responsible for payment of patent costs relating to the licensed patents, including patent costs previously incurred by the universities.  In the agreement, Adamis agrees to diligently proceed with the development, manufacture and sale of licensed products, and to satisfy certain development and regulatory submission milestones by certain dates.  Failure to satisfy these obligations permits the universities to either terminate the license agreement or convert the license to a non-exclusive license.

The agreement includes a number of other customary provisions concerning patent prosecution and maintenance, patent infringement, representations and warranties of the parties, indemnification, and other matters.  The universities may terminate the agreement if Adamis fails to perform or violates any term of the agreement and does not cure the default within 60 days of notice.  Adamis may terminate the agreement upon 90 days notice to the universities.

Note Conversions

During April, May and June 2011, certain Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of 1,590,000 shares were issued in the conversion of $318,000 principal amount of notes.  In addition, during June 2011, the holder of the G-Max note converted the entire $500,000 principal amount of the note into 2,500,000 shares of common stock at the conversion price stated in the note.

Note Payable

On June 30, 2011, three of the four remaining Gemini note holders accepted payment of the principal amounts owed.  The fourth note holder chose to convert its remaining principal balance into Adamis common stock.  The amount of the notes paid and retired was $345,000 and the principal amount of the remaining converted note was $15,000.

Office Lease

In April 2011, the Company leased approximately 2,400 square feet of office space in San Diego, California.  The term of the lease is three years.  The rents for each of the years are $63,674, $64,948 and $66,110, respectively.

Milestone Payments

The Company previously entered into a common stock purchase agreement with an investor in November 2010 pursuant to which the investor purchased $5 million of common stock at a price of $.25 per share.  The purchase agreement provides for two potential subsequent closings pursuant to which the investor agreed to invest $2.5 million at each such closing if the milestones relating to that milestone closing have been achieved and certain other customary closing conditions, including the absence of a material adverse event affecting us and our representations and warranties in the purchase agreement being true and correct as of the date of the milestone closing, are satisfied.  The two sets of milestones primarily relate to our telomerase prostate cancer technology and to the Company’s APC-100 prostate cancer product candidate, and include completion of manufacturing the compound, filing an IND with the FDA to begin a clinical trial relating to the product candidate, and submission to an Institutional Review Board of the protocol relating to the planned trial for the product candidate.

Effective June 30, 2011, the Company amended the Purchase Agreement relating to Financing, described in Note 13 above.  Pursuant to the amendment, the investor agreed that the Company had satisfied the first set of milestone conditions described in the Purchase Agreement.  The investor and the Company agreed that the $2.5 million investment for the first milestone closing would be paid as follows: $550,000 on or before June 27, 2011; $550,000 on or before July 21, 2011; and $1,400,000 on or before September 29, 2011.  The Company received $550,000 from the investor representing the initial payment relating to the first milestone closing under the terms of the amendment.  The investor also agreed to extend the outside date for achievement of the second set of milestones to December 31, 2011.  The Company currently believes that it will achieve the milestone conditions relating to the second $2.5 million milestone closing before that date.