Form 10-K/A
period 2011-03-31
Adamis Pharmaceuticals Corp
filed 2011-07-29
CIK 887247

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

At June 29, 2011, the Company had 82,823,210 shares outstanding.

Documents Incorporated by Reference:  None

ADAMIS PHARMACEUTICALS CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

TABLE OF CONTENTS

		Page No.
Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	2

Item 11.	EXECUTIVE COMPENSATION	7

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	10

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	12

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	13

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	14

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which was filed with the U.S. Securities and Exchange Commission on July 7, 2011 (the “Original Report”), to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K.  This report is limited in scope to the items identified above and should be read in conjunction with the Original Report.  Except as may be expressly otherwise disclosed, this report does not reflect events occurring after the filing of the Original Report and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.  Savvy, C31G®, Aerokid®, AeroOtic®, and Prelone® are our trademarks, among others.  We also refer to trademarks of other corporations and organizations in this document.

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K/A includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements.  These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions.  These forward-looking statements include statements about our strategies, objectives and our future achievement.  To the extent statements in this Annual Report involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements.  These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.”  These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements.  Actual events or results may differ materially from those discussed in this Annual Report on Form 10-K/A.  Except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report.  Important factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report, including, without limitation, those discussed in our Original Report under “Item 1A.  Risk Factors,” in “Item 1.  Business” and in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

Examples of the risks and uncertainties include, but are not limited to:  the Company’s ability to obtain additional required financing to fund its research, development and commercialization programs; the ability to develop products of the type the Company is developing (independently and through collaborative arrangements); the ability of third parties to commercialize the Company’s products; the ability to complete clinical trials; the ability to successfully complete preclinical studies; possible changes in the Company’s financial condition; the progress of the Company’s research and development; timely obtaining sufficient patient enrollment in the Company’s clinical trials; the impact of development of competing therapies and/or technologies by other companies; the Company’s ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with the Company; the progress of the applications to U.S. Food and Drug Administration, or FDA, for approvals in connection with the conduct of the Company’s clinical trials and applications to obtain marketing approval for the Company’s products; the additional costs and delays that may result from requirements imposed by the FDA in connection with obtaining required approvals; the risks related to the Company’s internal controls and procedures; and the risks identified under the section entitled “Risk Factors” included as Item 1A in Part I of the Original Report and other reports, including this Report and other filings filed with the Securities and Exchange Commission from time to time.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Board of Directors

Pursuant to our Bylaws, generally the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board.  The Board has fixed the number of directors at five members.  The ages, principal occupations, current directorships and any directorship held during the past five years, and certain other information with respect to the directors of the Company, are shown below as of July 31, 2011.

NAME	AGE	DIRECTOR SINCE	PRINCIPAL OCCUPATION/POSITION WITH ADAMIS
Dennis J. Carlo, Ph.D.	67	2009	President, Chief Executive Officer and Director
Kenneth M. Cohen	56	2011	Consultant, Director
Craig A. Johnson	49	2011	Chief Financial Officer of Pure Biosciences, Inc., Director
David J. Marguglio	41	2009	Senior Vice President of Corporate Development, Director
Tina S. Nova, Ph.D.	57	2011	President of Genoptix, Inc., Director

Dennis J. Carlo, Ph.D.  Dr. Carlo became President, Chief Executive Officer and a director of the Company in April 2009 in connection with the closing of the merger transaction between Cellegy Pharmaceuticals, Inc. and Adamis Corporation, which was formerly known as Adamis Pharmaceuticals Corporation (“Old Adamis”); pursuant to the merger, Cellegy was the surviving corporation in the merger and changed its name to Adamis Pharmaceuticals Corporation.  Dr. Carlo was a co-founder of Old Adamis President and served as its Chief Executive Officer, and a director, from October 2006 to April 2009.  From 2003 to 2006, he served as president of Telos Pharmaceuticals, a private biotechnology company, from 2003 to 2006.  From 1982 to 1987, he served as Vice President of Research and Development and Therapeutic Manufacturing at Hybritech Inc., a pharmaceutical and life science company which was acquired by Eli Lilly & Co in 1985.  After the sale to Lilly, Dr. Carlo, along with Dr. Jonas Salk, James Glavin and Kevin Kimberland, founded Immune Response Corporation, a public biotechnology company, where he served as its President and Chief Executive Officer from 1994 to 2002.  Before then, he held various positions with life science companies, including Merck & Co.  Dr. Carlo received a B.S. degree in microbiology from Ohio State University and has a Ph.D. in Immunology and Medical Microbiology from Ohio State University.

Kenneth M. Cohen.  Mr. Cohen has served as one of our directors since January 2011.  He is an advisor to companies, entrepreneurs and investors in the life sciences area, and is currently chairman of Pier Pharmaceuticals, a privately held clinical stage biopharmaceutical company engaged in the treatment of sleep-related breathing disorders.  He was a co-founder of publicly held Somaxon Pharmaceuticals and served as its President and Chief Executive Officer from August 2003 through December 2007 and continued as a director until June 2008.  Previously, he was an independent advisor to various biotechnology and pharmaceutical companies, entrepreneurs and investors, including Applied NeuroSolutions, Inc. and Highbridge Capital Management.  From May 1996 to April 2001, he was President and Chief Executive Officer of Synbiotics Corporation, a diagnostics company.  From March 1995 to February 1996, Mr. Cohen was Executive Vice President and Chief Operating Officer for Canji Incorporated, a human gene-therapy company, until its acquisition by Schering-Plough Corporation in February 1996.  Prior to joining Canji, he was Vice President of Business Affairs at Argus Pharmaceuticals, Inc. and Vice President of Marketing and Business Development for LifeCell Corporation.  Mr. Cohen began his career at Eli Lilly and Company in 1978, where, among many different responsibilities over ten years, he directed business planning for the Medical Instrument Systems Division and managed the launch of Prozac.  He received an A.B. in biology and chemistry from Dartmouth College and an M.B.A. from the Wharton School of The University of Pennsylvania.

Craig A. Johnson. Mr. Johnson has served as one of our directors since February 2011. Mr. Johnson currently serves as Chief Financial Officer of PURE Bioscience, Inc. Prior to joining PURE, in 2010 and 2011, he served as Senior Vice President and Chief Financial Officer of Nove Del Pharma Inc. From 2004 to 2010, Mr. Johnson served as Vice President and Chief Financial Officer of Torrey Pines Therapeutics, Inc. From 1994 to 2004, he was employed by MitoKor, Inc. and last held the position of Chief Financial Officer and Senior Vice President of Operations. Prior to joining MitoKor, Mr. Johnson served as a senior financial executive for several early-stage technology companies, and be also practiced as a Certified Public Accountant with Price Waterhouse. Mr. Johnson is currently a director of Ardea Biosciences, Inc., where he serves as the chairman of the audit committee. He received his B.B.A. in accounting from the University of Michigan and is a certified public accountant.

David J. Marguglio.  Mr. Marguglio joined the Company as Vice President, Business Development and Investor Relations, and a director in April 2009 in connection with the closing of the merger transaction between Cellegy and Old Adamis.  Mr. Marguglio was a co-founder of Old Adamis and served as its Vice President of Business Development and Investor Relations, and a director, since its inception in June 2006 until April 2009.  From 1996 to 2006, he held various positions with Citigroup Global Markets, Smith Barney and Merrill Lynch.  Before entering the financial industry, from 1994 to 1996, he founded and ran two different startup companies, the latter of which was eventually acquired by a Fortune 100 company.  From 1993 to 1994, he served as financial counsel for the commercial litigation division of a national law firm.  He received a degree in finance and business management from the Hankamer School of Business at Baylor University.

Tina S. Nova, Ph.D. Dr. Nova has served as a member of our Board of Directors since February 2011. Dr. Nova is a co-founder of Genoptix, Inc., a medical laboratory diagnostics company, and served as its President and Chief Executive Officer, and a director from 2000 until February 2011. She currently is the President of Genoptix, which is a subsidiary of Novartis. Dr. Nova was a co-founder of Nanogen, Inc., a provider of molecular diagnostic tests, and she served as its Chief Operating Officer and President from 1994 to 2000. Dr. Nova served as Chief Operating Officer of Selective Genetics, a targeted therapy, biotechnology company, from 1992 to 1994, and in various director-level positions with Ligand Pharmaceuticals Incorporated, a drug discovery and development company, from 1988 to 1992, most recently as Executive Director of New Leads Discovery. Dr. Nova has also held various research and management positions with Hybritech, Inc., a former subsidiary of Eli Lilly & Company, a pharmaceutical company. Dr. Nova also served as a member of the board of directors of Cypress Biosciences, Inc., a company focused on developing drugs for functional somatic syndromes. Dr. Nova was the Chair of the board of directors of BlOC OM from March 2001 to March 2002. Dr. Nova holds a B.S. in Biological Sciences from the University of California, Irvine and a Ph.D. in Biochemistry from the University of California, Riverside.

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors and director nominees, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.  Our Board is composed of a diverse group of leaders in their respective fields.  Many of the current directors have executive experience at public companies, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing boards and other companies.  Further, our directors also have other experience that makes them valuable members and provides insight into issues relevant to the Company, such as prior experience with financing transactions, acquisitions and licensing transactions.

The following highlights the specific experience, qualification, attributes and skills of our individual Board members that have led our Nominating and Governance Committee and the Board to conclude that these individuals should serve on our Board:

Dennis J. Carlo, Ph.D., bring his executive experience, including his experience in senior management positions at several companies in the life science industry including Immune Response Corporation and Hybritech Inc., his extensive knowledge of the markets in which we compete and intend to compete, and his deep knowledge of Adamis gained from his position as chief executive officer of the Company.

Kenneth M. Cohen brings his extensive leadership, business and scientific knowledge of the life science industry, including his service as an officer and director of private and public biotechnology companies including

Somaxon Pharmaceuticals and the knowledge gained from consulting to numerous companies in the biotechnology and pharmaceuticals industries and to entrepreneurs and investors in the life science area, as well as his previous experience working at large pharmaceutical companies.

Craig A. Johnson brings his extensive public accounting, financial and executive management background and experience at many pharmaceutical and life science companies including Pure Biosciences, Inc., NovaDel Pharma Inc., TorreyPines Therapeutics, Inc. and MitoKor, Inc., as well as his service on the board of directors and audit committee of Ardea Biosciences, Inc ..

David J. Marguglio brings his executive experience, including his experience in business development of new companies and financial services background, and his deep knowledge of Adamis gained from his position as an officer of the Company.

Tina S. Nova, Ph.D., brings her extensive leadership, business and scientific expertise, including her background of founding, financing, developing and operating companies in the healthcare industry, her service in senior management positions at several public and private companies in the life science industry including Genoptix, Inc., Nanogen and Selective Genetics, her experience in successfully developing, launching and commercializing medical products, and her service on other public company boards of directors.

Independence of Directors

The Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the NASDAQ Stock Market, or NASDAQ.  In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or the Company’s independent registered public accounting firm.  Based on its review, the Board determined that each member of the board of directors, other than Dr. Carlo and Mr. Marguglio who are executive officers of the Company, is independent under the NASDAQ criteria for independent board members, and that each member of the standing committees of the Board is independent under such criteria.

Committees of the Board

Our Board has the following three committees:  (1) Audit Committee; (2) Compensation Committee; and (3) Nominating and Governance Committee.  The members of each committee are Kenneth M. Cohen, Craig A. Johnson and Tina S. Nova, Ph.D.  Mr. Johnson is Chair of the Audit Committee; Dr. Nova is Chair of the Compensation Committee; and Mr. Cohen is Chair of the Nominating and Governance Committee.  Copies of the charter of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee were attached as an appendix to the Company’s proxy statement filed with the SEC on February 17, 2009, that was included in its Form S-4 registration statement relating to the annual meeting of stockholders held on March 23, 2009.

Audit Committee

The Audit Committee assists the full Board in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.  Subject to an approved charter, the Audit Committee reviews our financial results, accounting practices, internal control systems, financial reporting processes and the reliability of our financial statements, and the fee arrangements with our independent auditors as well as their independence and performance, and meets with our independent auditors concerning the scope and terms of their engagement and the results of their audits.  The Audit Committee also recommends to our stockholders the appointment of the independent registered public accounting firm.  The Audit Committee also reviews and approves related party transactions.  The Board has determined that each member of the Audit Committee is “independent” as defined by the applicable NASDAQ rules and by the Sarbanes-Oxley Act of 2002 and regulations of the SEC, and that Mr. Johnson qualifies as an “audit committee financial expert” as defined in such regulations.

The Audit Committee meets with management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting.  The Audit Committee discusses these matters with our independent registered public accounting firm and with appropriate financial personnel from Adamis.  Meetings are held with participation from the independent registered public accounting firm.  The independent registered public accounting firm is given unrestricted access to the Audit Committee.  In addition, the Audit Committee reviews our budget and capital requirements, and reports its recommendations to the full Board for approval and to authorize action.

Director Nomination Procedures

The Nominating and Governance Committee is responsible for recommending to the Board the nominees for election as directors at any meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board.  In making such recommendations, the committee will consider candidates proposed by stockholders.  Stockholders may submit a candidate’s name and qualifications to the Board by mailing a letter to the attention of Dennis J. Carlo, Ph.D., Chief Executive Officer, Adamis Pharmaceuticals Corporation, 11455 El Camino Real, Suite 310, San Diego, California  92130, and providing the information required by the Company’s bylaws along with any additional supporting materials the security holder considers appropriate.  Stockholders are also advised to review the Company’s Bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company.  The Company will provide any person, without charge, a copy of the Code.  Requests for a copy of the Code may be made by writing to the Company at Adamis Pharmaceuticals Corporation, 11455 El Camino Real, Suite 310, San Diego, California  92130; Attention:  Chief Financial Officer. The Company intends to disclose any amendment to, or a waiver from, a provision of its code of business conduct and ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of its code of business conduct and ethics, through reports on Form 8-K filed with the SEC or by posting such information on its website, www.adamispharma.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, named executive officers and beneficial owners of more than 10% of our Common Stock are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the SEC and the principal exchange upon which such securities are traded or quoted and to furnish us with copies of the reports.  Other than as set forth below, based solely on a review of the copies of such forms furnished to us, we believe that from April 1, 2010 to March 31, 2011, all Section 16(a) filing requirements applicable to our named executive officers, directors and greater than 10% holders of our Common Stock were in compliance.

On September 10, 2010, each of Dr. Carlo, Mr. Marguglio and Mr. Hopkins filed a Form 4 reporting the grant on August 20, 2010 of a stock option under our 2009 Equity Incentive Plan (the “Plan”), described below under the heading “Outstanding Equity Awards at Year-End.”  On January 18, 2011, Mr. Cohen filed a Form 4 reporting the grant on January 12, 2011, of an initial non-employee director option award under the Plan.  In addition, Karen A. Klause was appointed as a director of the Company in January 2011.  In February 2011, in connection with the appointment of Dr. Nova and Mr. Johnson to the Board, Ms. Klause resigned from the Board because of unexpected family and health-related reasons.  Ms. Klause did not file a Form 3 or a Form 4.  In connection with her resignation, the initial non-employee director stock option granted to her upon her appointment was cancelled.

Information Regarding Executive Officers

The names, ages, principal occupations during the past five years, and certain other information with respect to our executive officers are shown below as of July 31, 2011.  To the extent that any named executive officer is also serving as a member of the Board, then such named executive officer’s biography is set forth under “Information Regarding Board of Directors” above.

Our executive officers are appointed by the Board of Directors.

Name	Age	Principal Occupation
Dennis J. Carlo, Ph.D.	67	Chief Executive Officer of the Company and Director
David J. Marguglio	41	Senior Vice President of Corporate Development and Director
Robert O. Hopkins	51	Vice President, Finance and Chief Financial Officer
Richard L. Aloi	57	President, Adamis Laboratories, Inc.
Karen K. Daniels	58	Vice President of Operations
Thomas Moll, Ph.D.	46	Vice President of Research

Robert O. Hopkins.  Mr. Hopkins became Vice President, Finance and Chief Financial Officer of the Company in April 2009 in connection with the closing of the merger transaction between Cellegy and Old Adamis.  He joined Old Adamis in April 2007 as Vice President, Finance and Chief Financial Officer.  From 2000 to 2004, he was an Executive Vice President and the Chief Financial Officer of Chatham Capital Corp.  In that position he managed financial operations for a corporation that held several hospitals, an extensive life sciences operation and a number of other business units within its portfolio.  Mr. Hopkins served as Chief Financial Officer of Veritel Corp. from 1999 and 2000, a biometric software company.  He has also served as Chief Operating Officer for Circle Trust Company from 2004 to 2005, during which time he was responsible for corporate reorganization after acquiring a troubled trust company.  From 2005 until Mr. Hopkins joined Old Adamis in April 2007, he consulted for Acumen Enterprises providing analysis and business plans for the various projects with which the company was involved.  From 1997 to 1999, Mr. Hopkins was Senior Vice President for Finance for the Mariner Post-Acute Network, Atlanta, Georgia.  In this position he was responsible for financial management of a division consisting of 12 long-term, acute care hospitals.  Among his previous medical-related experience, he has served as Assistant Administrator of Finance for Kindred Hospitals; President and Chief Executive Officer of Doctors Hospital of Hyde Park; and Vice President of Accounting for Cancer Treatment Centers of America.  Mr. Hopkins received a B.S. degree in Finance from Indiana State University and an M.B.A. from Lake Forest Graduate School of Management.

Richard L. Aloi.  Mr. Aloi became an officer of the Company and President of Adamis Laboratories, Inc., a wholly-owned subsidiary of the Company, in April 2009 in connection with the closing of the merger transaction between Cellegy and Old Adamis.  He joined Old Adamis as an officer and director in connection with Old Adamis’ acquisition of Adamis Labs in April 2007.  He founded Aero Pharmaceuticals in 1997 and served as its President from 1997 to 2007.  He developed Aero into a distributor of allergen extracts and related products, and managed Aero’s transition to a specialty pharmaceutical provider.  From 1979 to 1997, before founding Aero, Mr. Aloi was Director of Sales and Marketing at Center Laboratories (a division of E. Merck), a manufacturer of allergenic extracts and prescription respiratory products, including the market leading epinephrine auto-injector.  Mr. Aloi has served in leadership and advisory roles for industry groups, including the Allergen Product Manufacturers Association, the American College of Allergy Asthma & Immunology, and the American Academy of Allergy Asthma & Immunology.  Mr. Aloi received a B.A. in Political Science from Boston College in 1976.

Karen K. Daniels. Ms. Daniels joined Adamis in July 2009 as Vice President of Operations.  She has over 30 years of experience in operational and engineering roles across diverse industries including electronics, medical devices, contract manufacturing and pharmaceutical manufacturing.  Prior to joining Adamis, Ms. Daniels served as President of Althea Technologies from 2007 to 2009.  Althea Technologies is a contract manufacturer for the pharmaceutical industry.  She also served as Senior Director of Operations and Logistics for Vidacare, a medical device manufacturer from 2006 to 2007.  From 2003 to 2006, she was President of Lambda Power.  Ms. Daniels received a B.S. degree from the University of Arizona.

Thomas Moll, Ph.D. Dr. Moll joined Adamis Pharmaceuticals in February 2008.  He has close to 20 years of experience in both academic and industrial preclinical research and development in the areas of inflammation, immunology and cancer biology.  Prior to joining Adamis, Dr. Moll was Vice President of Research at privately held Telos Pharmaceuticals from 2003 to 2008.  From 1998 to 2003 he was Vice President of Immunology at Cardion AG, a privately held German biotech company.  Dr. Moll holds a diploma in Biology II from the University of Basel, Switzerland, and received his doctorate degree in Genetics and Biochemistry from the University of Vienna, Austria.

ITEM 11:	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Adamis during fiscal year 2011 and 2010 to (i) each person who served as Adamis’ chief executive officer during fiscal 2011, (ii) each person who served as Adamis’ principal financial officer during 2011, (iii) the two most highly compensated officers other than the chief executive officer and principal financial officer who were serving as executive officers at the end of fiscal 2011 and whose total compensation for such year exceeded $100,000, and (iv) up to two additional individuals for whom disclosures would have been provided in this table, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Dennis J. Carlo, Ph.D.	2011	$406,348		—	22,745(1)	—	$21,365(2)	$450,458
President and Chief Executive Officer	2010	$191,930		—		—	—	$191,930

Robert O. Hopkins	2011	$225,000		—	30,847(1)	—	$4,192(2)	$260,039
Vice President, Chief Financial Officer	2010	$123,180		—		—	—	$123,180

Richard L. Aloi	2011	$250,000		—		—	$4,886(2)	$254,886
President, Adamis Laboratories, and Director	2010	$127,021		—		—	—	$127,021

David J. Marguglio	2011	$250,000		—	12,833(1)	—	$3,861(2)	$266,694
Senior Vice President, Corporate Development	2010	$129,430		—		—	—	$129,430

(1)
Reflects options granted to each such person in August 2010.  Option awards reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, based on the fair value of the option on the grant date as estimated using the Black-Scholes model.  For a discussion of assumptions used to estimate fair value, please see Note 14 to our financial statements in our Annual Report on Form 10-K for the year ended March 31, 2011.  The actual amount ultimately realized from the equity awards will likely vary based on a number of factors, including, but not limited to, Adamis’ actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

(2)
For fiscal 2011, reflects premiums paid by the Company on behalf of each of Messrs. Carlo, Marguglio and Hopkins for health, dental, and vision insurance, and on behalf of Mr. Aloi for medical insurance.

For fiscal year 2010, there were no stock awards or option awards made to any of the above persons.  Information regarding stock options granted to any of the above persons during fiscal year 2011 and held by the above persons at the end of the fiscal year is included in connection with the table below entitled “Outstanding Equity Awards at Year-End.”  Executive officers are eligible to participate in all of the Company’s employee benefit plans, in each case on the same basis as other employees.  The Company reimburses each executive officer for all reasonable business expenses incurred by the officer in connection with the performance of the officer’s duties.

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at March 31, 2011, for each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dennis J. Carlo, Ph.D.	189,583	(1)	785,417	—	$0.27	08/20/2020	—	—	—	—
Robert O. Hopkins	257,055	(1)	402,778	—	$0.27	08/20/2020	—	—	—	—
Richard L. Aloi				—			—	—	—	—
David J. Marguglio	106,944	(1)	443,056	—	$0.27	08/20/2020	—	—	—	—

(1)
The options vest with respect to one-sixth of the shares subject to the option on the six-month anniversary of the grant date and monthly thereafter with respect to 1/36 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).

There were no options or other derivative securities exercised in fiscal 2011 by our named executive officers.  In addition, there were no shares acquired by our named executive officers upon the vesting of restricted stock.  As previously reported, to reduce by approximately $1.2 million the accrued bonus contingent liability item reflected on the balance sheet included in our financial statements and help preserve the Company’s cash reserves, management of the Company agreed to retain equity in lieu of any claims for future cash compensation relating to the accrued bonus liability amounts.  In August 2010, the board of directors determined not to exercise the Company’s repurchase rights under stock restriction agreements with respect to shares held by current officers of the Company that were subject to those agreements, upon such person’s agreement that no amounts would be sought for past compensation relating to the accrued bonus amounts.  In addition, to provide additional equity incentive to certain key members of the management team, in August 2010 the board approved the grant of options to several employees under the Plan, including options to purchase 975,000, 550,000, 500,000 and 250,000 shares to Messrs. Carlo, Marguglio, Hopkins and Ms. Daniels, respectively.  These options have an exercise price equal to the fair market value of the common stock on the date of grant.  Each option vests and becomes exercisable with respect to one-sixth of the shares subject to the option on the six-month anniversary of the grant date and monthly thereafter with respect to 1/36 of the shares subject to the option, and has a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).

Employment Agreements and Potential Payments Upon Termination or Change in Control

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

The agreements provide for base compensation at the following annual rates:  Dr. Carlo, $500,000; Mr. Marguglio, $250,000; Mr. Hopkins, $225,000; and Mr. Aloi, $250,000.  Under the agreements, the officers are eligible to participate in benefit programs that are routinely made available to executive officers, including any executive stock ownership plans, profit sharing plans, incentive compensation or bonus plans, retirement plans, Company-provided life insurance, or similar executive benefit plans maintained or sponsored by the Company.

Except with respect to titles, salary amounts, and severance and benefit periods following certain kinds of employment terminations or change of control events, the agreements are similar in all material respects.

The agreements are terminable at any time by either party.  If the Company terminates the officer’s employment at any time, the officer will be entitled to receive any unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which the officer is entitled by virtue of the officer’s past employment with the Company.  The agreements provide that if the officer’s employment is terminated without cause (as defined in the employment agreements), the officer will be entitled to receive severance payments at the officer’s then-annual base salary for the following periods from the date of termination:  Dr. Carlo, 18 months; Messrs. Marguglio and Hopkins, nine months; and Mr. Aloi, three months.  These payments will be accelerated in the event of a change of control transaction.  The officers would also receive continued medical, dental and vision benefits pursuant to COBRA at the Company’s expense for such periods (or until the officer becomes employed full-time by another employer).  In addition, in the event of a termination without cause, a number of unvested stock options will accelerate, vest and be exercisable in full as if the officer had remained employed during the severance periods described above, and all options will remain exercisable for a period of one year after the date of termination.  The agreements also provide that if officer is terminated without cause or the officer terminates the officer’s employment for good reason (as defined in the employment agreements), in each case within 90 days before a change in control or within 13 months after the date of a change in control, the officer will also be entitled to receive the severance and medical benefits described above.  Good reason is defined in the agreements to include events such as material reduction in base salary or responsibilities and duties or required relocation out of the San Diego area.  In addition, in the event of a change in control, all unvested options held by the officer will accelerate and be exercisable in full and any unvested shares will vest in full.  The Company’s obligation to pay the severance benefits described above is conditioned on the officer’s timely execution of a general release of claims.  Upon termination of employment by reason of death or disability, any options that are vested and exercisable on the termination date will remain exercisable for 12 months after the date of cessation of service.

IRC Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to our named executive officers.  Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met.  In general, our compensation program is designed to reward executives for the achievement of our performance objectives.  Our equity incentive plan is designed in a manner intended to comply with the performance-based exception to Section 162(m).  Nevertheless, compensation attributable to awards granted under our plans may not be treated as qualified performance-based compensation under Section 162(m).  In addition, the compensation committee and the Board consider it important to retain flexibility to design compensation programs that are in the best interests of Adamis and its stockholders and, to this end, the committee and the Board reserve the right to use their judgment to authorize compensation payments that may be subject to the limitations under Section 162(m) when the committee or the Board believe that compensation is appropriate and in the best interests of Adamis and our stockholders, after taking into consideration changing business conditions and performance of our employees.

Compensation of Directors

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation.  Adamis does not pay employee directors for Board service in addition to their regular employee compensation.  The Compensation Committee, which consists solely of independent directors, has the primary responsibility for reviewing and considering any revisions to director compensation.  The Board reviews the Compensation Committee’s recommendations and determines the amount of director compensation.

Pursuant to its charter, the Compensation Committee may engage the services of outside advisors, experts, and others to assist them.  During fiscal 2011, the Compensation Committee did not engage the services of outside advisors, experts or others to assist in setting director compensation.

The following table shows amounts earned by each director during the fiscal year ended March 31, 2011.  Dr. Carlo, Mr. Marguglio and Mr. Aloi are officers of the Company and did not receive separate compensation for services as a director.  Mr. Cohen joined the Board in January 2011 and Dr. Nova and Mr. Johnson joined the Board in February 2011.

Director	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Dennis J. Carlo, Ph.D.	---	---	---	---	---	---	---
David J. Marguglio	---	---	---	---	---	---	---
Richard L. Aloi (3)	---	---	---	---	---	---	---
Kenneth M. Cohen	$6,250	---	$5,000	---	---	---	$11,250
Craig A. Johnson	$4,167	---	$5,000	---	---	---	$9,167
Tina S. Nova, Ph.D.	$4,167	---	$5,000	---	---	---	$9,167

(1)	Reflects the amount of fees earned during the year ended March 31, 2011.
(2)
Represents estimated fair value of the initial director option award to purchase 50,000 shares of common stock, on the grant date using a Black-Scholes option pricing model that assumes the following:  fair market value of $0.10:  expected volatility of 30.9%; and a risk-free interest rate of 3.7% based on the 10-year Treasury Rate at the date of the grant and no dividends.

(3)	Mr. Aloi resigned as a director in June 2011.

Upon joining the Board, each of Mr. Cohen, Mr. Johnson and Dr. Nova was granted a stock option to purchase 50,000 shares.  The options have a term of ten years and an exercise price equal to the fair market value of the common stock on the date of grant.  The option vests and becomes exercisable with respect to 25,000 of the shares subject to the option on the grant date.  The option vests and becomes exercisable with respect to the remaining 25,000 of the shares subject to the option monthly over a period of three years from the grant date at the rate of 1/36 of the option shares each month.

In general, under the Company’s policies concerning fees for non-employee directors, non-employee directors of the Company are entitled to receive the following amounts of cash compensation for service as a director:  each non-employee director is entitled to receive an annual fee of $25,000 per year, paid quarterly in arrears; the Chair of the Audit Committee is entitled to receive $10,000 per year, paid quarterly in arrears; the Chair of the Compensation Committee and the Nominating and Governance Committee are each entitled to receive $5,000 per year, paid quarterly in arrears; and each non-employee director is entitled to receive $1,500 for each meeting attended in person, and $500 for each meeting attended telephonically so long as the telephonic meeting is more than one hour.  Each director is also entitled to reimbursement of reasonable expenses incurred in connection with board-related activities.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of July 31, 2011 (the “Table Date”), regarding beneficial ownership of the Common Stock to the extent known to us, by (i) each person who is a director or a nominee for director; (ii) each named executive officer in the Summary Compensation Table; (iii) all directors and named executive officers as a group; and (iv) each person who is known by us to be the beneficial owner of 5% or more of the outstanding Common Stock.  Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

The share numbers and percentages in the table below are based on 90,083,446 shares of common stock outstanding.

Directors	Shares Beneficially Owned (1)		Percent
Dennis J. Carlo, Ph.D.	8,570,083	(2)	9.5
Kenneth M. Cohen	80,556	(3)	*
Craig A. Johnson	29,861	(4)	*
David J. Marguglio	3,638,515	(5)	4.0
Tina S. Nova, Ph.D.	29,861	(6)	*
Other Officers
Richard L. Aloi	3,593,039		4.0
Robert O. Hopkins	1,211,139	(7)	1.3
Other Beneficial Owners (8)
Eses Holdings (FZE)	24,400,000	(8)	27.1
Colby Pharmaceutical Company	7,109,598	(9)	7.9
All Adamis directors and officers as a group (9 persons) (6)	17,663,332		19.6

*	Less than 1%.
(1)
Based upon information supplied by officers, directors and principal stockholders.  Beneficial ownership is determined in accordance with rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares.  Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.  Shares of common stock subject to an option that is currently exercisable or exercisable within 60 days of the date of the table are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Except as otherwise indicated, the address of each of the persons in this table is as follows:  c/o Adamis Pharmaceuticals Corporation, 11455 El Camino Real, Suite 310, San Diego, California  92130.

(2)
Includes 8,218,000 shares of Common Stock owned of record and 352,083 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date.  Excludes 622,917 shares of Common Stock underlying options, which become exercisable over time after such period.

(3)
Includes 50,000 shares of Common Stock owned of record by the Cohen-Salsitz family trust and 30,556 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date.  Excludes 19,444 shares of Common Stock underlying options which become exercisable or vest over time after such period.

(4)
Includes 0 shares of Common Stock owned of record and 29,861 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date.  Excludes 20,139 shares of Common Stock underlying options, which become exercisable over time after such period.

(5)
Includes 3,439,904 shares of Common Stock owned of record and 198,611 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date.  Excludes 351,389 shares of Common Stock underlying options, which become exercisable or vest over time after such period.

(6)
Includes 0 shares of Common Stock owned of record and 29,861 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date.  Excludes 20,139 shares of Common Stock underlying options, which become exercisable over time after such period.

(7)
Includes 870,750 shares of Common Stock owned of record and 340,389 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date.  Excludes 319,444 shares of Common Stock underlying options which become exercisable or vest over time after such period.

(8)
Based on an Amendment No.1 to Schedule 13D filed on behalf ofEses Holdings (FZE) with the SEC on July 5, 2011. The address for Eses Holdings (FZE) is Sharjah Airport International Free Zone, Executive Suite, P.O. Box 9366, Sharjah, United Arab Emirates. Includes 24,400,000 shares held directly and 5,600,000 shares that Eses has the right to acquire within 60 days pursuant to the third installment of the First Milestone Closing pursuant to a common stock purchase agreement dated as of November 10, 2010, as amended, between the Company and Eses. Excludes 10,000,000 shares of common stock that Eses has agreed to purchase pursuant to the agreement if the Company achieves the second set of milestones specified in the agreement and certain other closing conditions are satisfied.

(9)
The address for Colby Pharmaceutical Company is 1095 Colby Avenue, Suite C, Menlo Park, CA 94025.  Colby Pharmaceutical Company is the beneficial owner of 5,000,000 shares of common stock.  David A. Zarling, Ph.D., M.BA. and Anne Vallerga, M.A., Ph.D., who are officers and principal shareholders of Colby, also each hold 1,250,000 and 859,598 shares respectively, of common stock.  For purposes of the above table, these shares are reflected as beneficially owned by Colby Pharmaceutical Company.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2011, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,651,112	$1.39	5,506,517
Equity compensation plans not approved by security holders	2,173,245	$.81
TOTAL	5,824,357	$1.21	5,506,517

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item with respect to compensation to, and transactions with, our directors and executive officers is disclosed in Item 11 above entitled “Executive Compensation,” and the disclosures under such item are incorporated herein by reference.

Certain Relationships and Related Transactions

To management’s knowledge, other than (i) compensation for services as named executive officers and directors, (ii) the employment agreements and transactions described above under the headings “Employment Agreements and Potential Payments Upon Termination or Change in Control” and “Outstanding Equity Awards at Fiscal Year-End,” or (iii) as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or were to be a party, in which the amount involved exceeds $120,000 during the fiscal year ended March 31, 2011, and in which any director or named executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

As the Company has previously reported in its filings with the SEC, on November 10, 2010, the Company and Eses Holdings (FZE) entered into a common stock purchase agreement and a registration rights agreement.  The purchase agreement provides for the sale of up to 40,000,000 shares of our common stock to Eses at a price of $0.25 per share, for up to $10 million of gross proceeds.  An initial closing was held on November 10, 2010, pursuant to which we received $5,000,000 in gross proceeds and issued 20,000,000 shares of common stock. The purchase agreement provides for two potential subsequent closings pursuant to which the investor agreed to invest $2.5 million at each such closing and purchase an aggregate of an additional 10,000,000 shares of common stock at each such closing if the milestones relating to that milestone closing have been achieved and certain other customary closing conditions are satisfied.  The outside date for satisfaction of the second milestone conditions is December 31, 2011.  The two sets of milestones generally relate to progress in development of our telomerase prostate cancer technology and to our APC-100 prostate cancer product candidate.  The funds received from the sale of stock pursuant to the stock purchase agreement generally may only be used by the Company for the purposes specified in the agreement.  The investor has the right, which terminates upon the occurrence of certain events, to designate a representative to attend all meetings of the Board in a non-voting observer capacity.  Under the registration rights agreement, the Company granted the investor customary piggyback registration rights with respect to the shares of common stock purchased pursuant to the stock purchase agreement.

On June 30, 2011, the Company and the investor amended the agreement.  Pursuant to an amendment, the investor agreed that we had satisfied the first set of milestone conditions.  The investor and we agreed that the $2.5 million investment for the first milestone closing would be paid as follows:  $550,000 on or before June 27, 2011; $550,000 on or before July 21, 2011; and $1,400,000 on or before September 29, 2011.  We have received the first two payments of $550,000 each from the investor representing the initial payments relating to the first milestone closing under the terms of the agreement as amended.  The investor also agreed to extend the outside date for achievement of the second set of milestones to December 31, 2011.

On February 24, 2010, we entered into an Assignment, Assumption and Stock Acquisition Agreement with Colby Pharmaceutical Company, a privately held company, relating to our APC-100, APC-200 and APC-300 prostate cancer product candidates.  Under the original agreement, Colby assigned to us the license agreement relating to the APC-300 compound and agreed that the agreements relating to the APC-100 and APC-200 would be assigned upon satisfaction of certain conditions, in exchange for 800,000 shares of our common stock upon execution of the agreement and additional shares upon transfer of the two additional agreements.  Colby licensed the patents, patent applications and related intellectual property relating to the compounds pursuant to license agreements with the Wisconsin Alumni Research Foundation, the licensor.  In October 2010, Adamis and Colby amended the agreement.  Under the amendment, Colby assigned and transferred to us the license agreements relating to APC-100 and APC-200 in consideration for the issuance to Colby of 5,000,000 shares of our common stock.  Additionally, we issued 1,250,000 shares to each of two principals of Colby, for consulting services in connection with the intellectual property covered by the license agreements.

Review, Approval and Ratification of Transactions with Related Persons

The Audit Committee is responsible for reviewing, approving or ratifying all transactions between us and any related person.  Related persons can include any of our directors or executive officers, certain of our stockholders, and any of their immediate family members.  This obligation is set forth in our Audit Committee Charter.  In evaluating related person transactions, the members of the Audit Committee apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the Board of Directors and as individual directors.  The Audit Committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of the Company.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth fees billed to us by Mayer Hoffman McCann PC, our independent registered public accounting firm during the years ended March 31, 2011 and 2010 for:  (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered, including review of registration statements that the Company filed with the SEC and similar matters.

	Fiscal 2011	Fiscal 2010
Audit Fees	$173,250	$170,327
Audit Related Fees	---	—
Tax Fees	21,000	—
All Other Fees	12,614	25,800
Total Fees	$206,864	$196,127

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm.  Under this policy, unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee.  The Audit Committee periodically will revise the list of pre-approved services, based on subsequent determinations.  The Audit Committee delegates pre-approval authority to its chairperson and may delegate such authority to one or more of its members, whose activities are reported to the Audit Committee at each regularly scheduled meeting.  All fees reported under the headings Audit fees and expenses, Audit-related fees and expenses, Tax fees and All other fees above for fiscal 2011 were approved by the Audit Committee, or by the entire Board functioning as the audit committee, before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.  Accordingly, none of the fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

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

ADAMIS PHARMCEUTICALS CORPORATION

Dated: July 29, 2011	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer	July 29, 2011
Dennis J. Carlo	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance, Chief Financial	July 29, 2011
Robert O. Hopkins	Officer and Secretary

Directors:

/s/ *	Director	July 29, 2011
David J. Marguglio

/s/ *	Director	July 29, 2011
Kenneth M. Cohen

/s/ *	Director	July 29, 2011
Tina S. Nova, Ph.D.

/s/ *	Director	July 29, 2011
Craig A. Johnson

* By:  /s/ ROBERT O. HOPKINS
Robert O. Hopkins
Attorney-in-fact