Form 10-Q
period 2011-06-30
Adamis Pharmaceuticals Corp
filed 2011-08-15
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
(Address of principal executive offices, including zip code)

(858) 997-2400
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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of July 31, 2011 was 87,883,959.

ADAMIS PHARMACEUTICALS, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2011
ASSETS	(Unaudited)	March 31, 2011
CURRENT ASSETS
Cash	$191,223	$1,238,898
Prepaid Consulting Fees and Other Current Assets	231,333	294,710
Stock Subscriptions Receivable	65,000	-

Total Current Assets	487,556	1,533,608

ASSETS FROM DISCONTINUED OPERATIONS	200,000	200,000

Total Assets	$687,556	$1,733,608

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$1,265,673	$1,263,199
Accrued Other Expenses	444,737	484,407
Accrued Bonuses	101,436	101,436
Notes Payable	-	1,163,000
Notes Payable to Related Parties	101,232	101,232

Total Liabilities	1,913,078	3,113,274

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares
Authorized; Issued and Outstanding-None	-	-
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized;
93,112,147 and 86,818,532 Issued, 87,883, 959 and 81,590,344 Outstanding, Respectively	9,311	8,682
Additional Paid-in Capital	25,877,785	24,483,918
Accumulated Deficit	(27,107,389)	(25,867,037)
Treasury Stock - 5,228,188 Shares	(5,229)	(5,229)

Total Stockholders' Equity (Deficit)	(1,225,522)	(1,379,666)

	$687,556	$1,733,608

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

REVENUE	$ .	$-

COST OF GOODS SOLD	-	-

Gross Margin	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	582,184	989,091
RESEARCH AND DEVELOPMENT	630,661	-

Loss from Operations	(1,212,845)	(989,091)

OTHER (EXPENSE)
Interest Expense	(27,507)	(322,218)

Net (Loss)	$(1,240,352)	$(1,311,309)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.02)	$(0.04)

Basic and Diluted Weighted Average Shares Outstanding	82,305,523	29,804,516

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,240,352)	$(1,311,309)
Adjustments to Reconcile Net Loss to Net
Cash (Used in) Operating Activities:
Depreciation Expense	-	5,783
Common stock issued in lieu of interest	620	-
Vesting of Options for Compensation	25,875	-
Amortization of Discounts	-	231,405
Inventory Reserve Adjustment	-	(48,622)
Amortization of Stock Issued for Services	72,708	95,000
Sales Returns Reserve Adjustment	(33,149)	158,703
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	-	5,555
Inventory	-	50,209
Prepaid Expenses and Other Current Assets	(24,331)	(20,241)
Increase (Decrease) in:
Accounts Payable	2,475	85,863
Accrued Other Expenses	(6,521)	328,724

Net Cash (Used in) Operating Activities	(1,202,675)	(418,930)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from Sale of Common Stock	500,000	225,000
Net Cash Provided by Investing Activities from Continuing Operations	500,000	225,000
Net Cash Provided by Investing Activities from Discontinued Operations	-	150,000
Net Cash Provided by Investing Activities	500,000	375,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Notes Payable	(345,000)	-

Net Cash (Used in) Financing Activities	(345,000)	-

Decrease in Cash	(1,047,675)	(43,930)

Cash:
Beginning	1,238,898	290,299

Ending	$191,223	$246,369

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$33,408	$75,373

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND

INVESTING ACTIVITIES
Discount on Note Payable	$-	$231,405

Stock Issued for Services	$-	$95,000

Note Payable Converted to Common Stock	$818,000	$-

Common Stock issued in Lieu of Interest	$620	$-

Stock Subscription Receivable	$50,000	$-

Stock Based Compensation Expense	$25,875	$-

The accompanying notes are an integral part of these Consolidated Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented.  The results of Adamis Pharmaceuticals Corporation operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents were $191,223 and $1,238,898 at June 30, 2011 and March 31, 2011, respectively.

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

The Purchase Agreement provides for two potential subsequent closings (the “Milestone Closings”).  At each Milestone Closing, the Purchaser has agreed to invest $2.5 million if the milestones relating to that Milestone Closing have been achieved and certain other customary closing conditions, including the absence of a material adverse event affecting the Company and the representations and warranties of the Company in the Purchase Agreement being true and correct as of the date of the Milestone Closing, are satisfied.  The Purchase Agreement provided for a period of time, from January 1, 2011 through April 30, 2011, for satisfaction of the milestones.

In June 2011, the Company amended the Purchase Agreement relating to the Financing.  Pursuant to the amendment, the investor agreed that the Company had satisfied the first set of milestone conditions described in the Purchase Agreement.  The investor and the Company agreed that the $2.5 million investment for the first milestone closing would be paid as follows: $550,000 on or before June 27, 2011 (Note 2); $550,000 on or before July 21, 2011; and $1,400,000 on or before September 29, 2011. The Company received $550,000 from the investor representing the initial payment and $550,000 for the second payment  relating to the first milestone closing under the terms of the amendment.  The investor also agreed to extend the outside date for achievement of the second set of milestones to December 31, 2011.  The Company currently believes that it will achieve the milestone conditions relating to the second $2.5 million milestone closing before that date.

Recent Accounting Pronouncements

In May 2011, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, updating “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (collectively the “Boards”) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirement s for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, and early adoption is not permitted. The Company is currently assessing the impact of ASU 2011-04 on its future consolidated financial statements.

Note 2:  Common Stock

During the first fiscal quarter ending June 30, 2011, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of approximately 1,593,102 shares were issued in the conversion of notes and accrued interest with a total converted amount of $318,620.

On June 30, 2011, the holder of the G-Max note converted the entire $500,000 principal amount of the note into 2,500,000 shares of common stock at the conversion price stated in the note.

On June 30, 2011, the Purchaser received 2,200,000 shares of common stock at $0.25 per share in connection with the Financing, for cash proceeds totaling $550,000 of which $50,000 was received subsequent to June 30, 2011.

Note 3:  Stock Option Plans, Shares Reserved and Warrants

The Company approved a new 2009 Equity Incentive Plan (the “2009 Plan”), in 2009.  The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”).  In addition, the 2009 Plan provides for the grant of performance cash awards.  The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan is 7,000,000 shares.  The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies.

On January 1, 2010 the total number of shares reserved for issuance under the 2009 Plan increased by 2,327,398 shares, to 9,327,398 shares.

On January 1, 2011 the total number of shares reserved for issuance under the 2009 Plan increased by 4,079,517 shares, to 13,406,915 shares.

The Company did not issue any options or warrants to purchase common stock, and no options or warrants expired or were cancelled during the quarter ended June 30, 2011.

The Company recorded $25,875 of share based compensation expense during the quarter ended June 30, 2011.  The following summarizes outstanding stock options at June 30, 2011:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested

Non-Plan Stock Options	100,714	2.36 Years	$41.27	100,714

2009 Equity Incentive Plan	3,550,398	9.09 Years	$.26	1,668,815

The following summarizes warrants outstanding at June 30, 2011:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,245	$57.97 - $173.92	October 22, 2004	2013 - 2014
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2012
Consultant Warrants	300,000	$0.25	August 26, 2009	August 26, 2014
Consultant Warrants	270,000	$0.20	January 29, 2010	January 29, 2015
Consultant Warrants	200,000	$0.29	October 26, 2009	October 26, 2014
Various Investors	395,000	$0.30	June 14, 2010 - September 15, 2010	June 14, 2015 - September 15, 2015

Total Warrants	2,173,245

The Company has reserved shares of common stock for issuance upon exercise at June 30, 2011 as follows:

Warrants	2,173,245
Non-Plan Stock Options	100,714

2009 Equity Incentive Plan	13,406,915
Total Shares Reserved	15,680,874

Note 4:  Notes Payable

G-Max Trust Note

On December 29, 2009, the Company issued a Convertible Promissory Note (the “G-Max Note”) to The G-Max Trust (the “Investor”) in connection with a private placement to the Investor for gross proceeds of $500,000, and 500,000 shares of common stock of the Company at par value for gross proceeds of $500 as an inducement to enter into the agreement.  The market value of the common stock on the date issued was $0.25 per share, for a total value of $125,000.  A discount on the note payable of $124,500 was recorded as a result, and was being amortized over the term of the G-Max Note.  The stock was restricted for six months from the date issued.  The discount was fully amortized and the net carrying value was $500,000 (Note 2).

Interest on the outstanding principal balance of the G-Max Note accrued at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2010.  The maturity date for payment of all unpaid principal and interest on the G-Max Note was extended in March 2011 to June 30, 2011 (the “Maturity Date”).

Gemini Master Fund, Ltd. Notes

In January 2010, the Company completed the closing of a private placement financing transaction (the “January 2010 Financing”) with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement.  The Company issued 10% Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of approximately $1.5 million and 1,500,000 shares of common stock (sold at par value) of the Company, and received gross proceeds of $1.5 million, excluding transaction costs and expenses.  The fair market value of the Company's common stock on the date of the transaction was $ 0.41 per share.  A discount of approximately $600,000 was calculated as a result, and is being amortized over the life of the Notes.  The stock was restricted for six months from the date issued.  The discount was fully amortized. The principle balance on March 31, 2011 was $663,000.

During April through June 2011, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of approximately 1,593,102 shares were issued in the conversion of notes with a total converted amount of $318,620, including interest (Note 2).

On June 30, 2011, the three remaining Gemini note holders accepted payment of the principal amounts owed.  The amount of the notes paid and retired was $345,000.

Notes Payable to Related Party

The Company had notes payable to a related party amounting to $101,232 at June 30, 2011, which bear interest at 10%.  Accrued interest related to the notes was $56,051 at June 30, 2011.

Note 5:  Legal Matters

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

Plaintiffs also alleged that defendants breached their fiduciary duties as directors and officers of Adamis with respect to certain corporate transactions, including the HVG transaction in 2007, the Cellegy merger in 2008, and the Gemini and G-Max financing transactions in fiscal 2010.  Plaintiffs alleged that these transactions were not in the best interest of Adamis and did not achieve their stated objectives.  Plaintiffs further alleged that the director defendants collected excessive compensation in fiscal years 2008 and 2009, and asserted that Adamis should have exercised its right to repurchase certain shares issued to defendants and other senior managers pursuant to the Stock Repurchase Agreements in 2008 rather than amend those agreements to extend the dates for meeting the applicable performance criteria.  Based on these allegations, plaintiffs asserted claims for breach of fiduciary duty, unjust enrichment and constructive trust, declaratory relief, and injunctive relief.  Believing that this complaint was without merit, defendants filed a demurrer and motion to strike.  On October 22, 2010, in response to defendants’ demurrer, the San Diego Superior Court issued an order dismissing all of the plaintiffs’ claims other than the California Corporations Code claims related to Adamis’ 2006 and 2008 private placement memorandums.

Plaintiffs filed a second amended complaint on November 30, 2010, re-asserting claims for violations of Sections 25401, 25501, and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation on behalf of a putative class of shareholders who purchased stock pursuant to either or both of Adamis’ 2006 and 2008 Private Placement Memoranda.  Plaintiffs again seek damages amounting to the difference between the purchase price of their stock and the current share price, or the price at which they previously sold their stock.  Plaintiffs also re-alleged their claim for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, but agreed to dismiss this claim in its entirety during a meet and confer conference with counsel for defendants.  The Company continues to believe that the second amended complaint is without merit, intends to defend against the remaining claims vigorously and may assert any available counterclaims.  Defendants answered the second amended complaint on March 3, 2011.

On May 27, 2011, plaintiffs filed a motion for class certification.  Defendants filed their brief opposing the motion on June 10, 2011.  The hearing on plaintiffs' motion for class certification was held on June 24, 2011, and the court denied the plaintiffs’ motion for class certification.

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

Note 6:  Subsequent Events

In July 2011, the Company received the $65,000 that was included in stock subscriptions receivable at June 30, 2011.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements.  These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions.  These forward-looking statements include statements about our strategies, objectives and our future achievement.  To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements.  These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.”  These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements.  Actual events or results may differ materially from those discussed in this Quarterly Report on Form 10-Q.  Except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report.  Important factors that could cause actual results to differ materially from those in these forward-looking statements are in the section entitled “Risk Factors” in the most recent Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, and the other risks and uncertainties described elsewhere in this report as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

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

We are also focused on developing and commercializing products in the anti-inflammatory, allergy and respiratory field.  We have developed an Epinephrine Injection USP 1:1000 (0.3mg Pre-Filled Single Dose Syringe) product, or the single dose PFS Syringe product, a pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock.  If launched, the product will compete in a well-established U.S. market estimated to be over $150 million in annual sales based on industry data published in the NDC Report.  Following discussions with the FDA during fiscal 2011, we completed a regulatory dossier relating to the product, and once we obtain sufficient funding to support the costs of proceeding with the FDA filing for regulatory approval and the costs of a commercial launch of the product, we intend to submit an application to the FDA for marketing approval of the product and to commercially market the product as soon as reasonably practicable after the FDA allows for marketing of the product.  There can be no assurances that we will file an application for regulatory approval, that the FDA will ultimately grant marketing approval for the PFS Syringe product, or concerning the timing of filing a marketing application or obtaining any such FDA approval.

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

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2011 and 2010 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern.  As of June 30, 2011, we had approximately $191,000 cash and an accumulated deficit of $27,107,389.  If the Purchaser described in note 1 to our financial statements above makes the investments that it has agreed under the Purchase Agreement as amended, relating to the first milestone closing under the Purchase Agreement, and if we achieve the second milestone conditions and receive funding as provided in the Purchase Agreement relating to the second milestones, then we believe that our cash and cash equivalents will be sufficient to fund our operations at least through our fiscal year ending March 31, 2012, absent unexpected developments, although proceeding with the PFS Syringe product approval and commercialization efforts would require additional funding.  Continued operations are dependent on our receipt of funding that the Purchaser has agreed to provide pursuant to the Purchase Agreement, or our ability to complete other equity or debt activities.  Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms.  If we do not obtain funding from other sources, we will be substantially dependent on receipt of the funding from the Purchaser described above, and if we do not achieve the second milestone events or if the Purchaser does not invest the amounts described above, our cash resources would rapidly be depleted and we would be required to materially reduce or cease operations.  If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Our management intends to address any shortfall of working capital by attempting to secure additional funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.  However, there can be no assurance that we will be able to obtain any sources of funding.  If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures.  There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to obtain additional financing on acceptable terms, if at all.  Alternatively, we may be required to accept less than favorable commercial terms in any such future arrangements.  If adequate funds are not available on acceptable terms, we could be required to delay development or commercialization of some or all of our products, to license to third parties the rights to commercialize certain products that we would otherwise seek to develop or commercialize internally or to reduce resources devoted to product development.  If we did not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.  Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Results of Operations

Three Months Ended June 30, 2011 and 2010

Revenues and Cost of Sales.   Adamis had no revenues during the three month period ending June 30, 2011 and 2010, respectively.

Research and Development Expenses.  Our research and development costs are expensed as incurred.  Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed.  Research and development costs were approximately $631,000 and $0 for the three months ending June 30, 2011 and 2010, respectively, which were expensed.  Increased research and development expenses for 2011 were primarily due to expenses associated with developing the APC-100, 200, 300 and Telomerase technologies, partially offset by reduced expenses relating to our vaccine development program.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ending June 30, 2011 and 2010 were approximately $582,000 and $989,000, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries. The decrease in expenses was due in part to approximately $200,000 of employee salaries that were allocated to research and development during the three months ended June 30, 2011, compared to $0 research and development expenses during the comparable period of the previous year. Legal and accounting and professional fees accounted for the remainder of the reduction in the comparative periods.

Other Income (Expenses).  Interest expense for the three month period ending June 30, 2011 and 2010 was approximately $(28,000) and approximately $(322,000), respectively.  Interest consists primarily of interest expense paid in connection with various notes payable.  The decrease in interest expense for the three month period ended June 30, 2011 in comparison to the same period for fiscal 2010 was due to amortization of the discount associated with the G-Max notes.

Liquidity and Capital Resources

We have incurred net losses of $1,240,352 and $1,311,309 for the three months ended June 30, 2011 and 2010, respectively.  Since inception, and through June 30, 2011, we have an accumulated deficit of approximately $27,107,389.  We have financed our operations principally through debt financing and through private issuances of common stock.  We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, out-licensing transactions, and/or collaborative agreements with corporate partners.

Adamis’ cash was approximately $191,000 and $1,239,000 as of June 30, 2011 and March 31, 2011, respectively.  The decrease in cash compared to the end of fiscal 2011 was primarily the result of an increase in net cash used in operating activities and repayment of notes payable during the quarter.  In July the Company received its next milestone payment of $550,000.

Net cash used in operating activities for the three months ended June 30, 2011 and 2010 were approximately $1,203,000 and $419,000, respectively.  Adamis expects net cash used in operating activities to increase going forward as it engages in additional product research and development and other business activities, assuming that it is able to obtain sufficient funding.

Net cash provided by investing activities was approximately $500,000 and $225,000 for the three months ended June 30, 2011 and 2010.  Results for the three months ended June 30, 2011 were affected by proceeds received from the purchaser under the Purchase Agreement.

Net cash  used in financing activities was $(345,000) and $0 for the three months ended June 30, 2011 and 2010.   This increase was the result of the Company retiring the remaining Gemini notes.

In June 2011, the Company amended the Purchase Agreement relating to Financing.  Pursuant to the amendment, the investor agreed that the Company had satisfied the first set of milestone conditions described in the Purchase Agreement.  The investor and the Company agreed that the $2.5 million investment for the first milestone closing would be paid as follows: $550,000 on or before June 27, 2011 (Note 2); $550,000 on or before July 21 2011; and $1,400,000 on or before September 29, 2011. The Company received $550,000 from the investor representing the initial payment and and $550,000 for the second payment  relating to the first milestone closing under the terms of the amendment.  The investor also agreed to extend the outside date for achievement of the second set of milestones to December 31, 2011.  The Company currently believes that it will achieve the milestone conditions relating to the second $2.5 million milestone closing before that date.

At June 30, 2011, Adamis had substantial liabilities and obligations.  Even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized from product sales, and during this period Adamis may require additional funds, even if funds are provided at subsequent closings pursuant to the November 2010 Purchasing Agreement.  The availability of any required additional funding cannot be assured.  Consequently, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  To achieve successful operations, Adamis will require additional capital to continue research and development and marketing efforts.  No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011 have not significantly changed, and no additional policies have been adopted during the three months ended June 30, 2011.

Off Balance Sheet Arrangements

At June 30, 2011, Adamis did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2011-04, updating “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2011, under the heading “Item 9A(T) Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

           No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Plaintiffs also alleged that defendants breached their fiduciary duties as directors and officers of Adamis with respect to certain corporate transactions, including the HVG transaction in 2007, the Cellegy merger in 2008, and the Gemini and G-Max financing transactions in fiscal 2010.  Plaintiffs alleged that these transactions were not in the best interest of Adamis and did not achieve their stated objectives.  Plaintiffs further alleged that the director defendants collected excessive compensation in fiscal years 2008 and 2009, and asserted that Adamis should have exercised its right to repurchase certain shares issued to defendants and other senior managers pursuant to the Stock Repurchase Agreements in 2008 rather than amend those agreements to extend the dates for meeting the applicable performance criteria.  Based on these allegations, plaintiffs asserted claims for breach of fiduciary duty, unjust enrichment and constructive trust, declaratory relief, and injunctive relief.  Believing that this complaint was without merit, defendants filed a demurrer and motion to strike.  On October 22, 2010, in response to defendants’ demurrer, the San Diego Superior Court issued an order dismissing all of the plaintiffs’ claims other than the California Corporations Code claims related to Adamis’ 2006 and 2008 private placement memorandums.

Plaintiffs filed a second amended complaint on November 30, 2010, re-asserting claims for violations of Sections 25401, 25501, and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation on behalf of a putative class of shareholders who purchased stock pursuant to either or both of Adamis’ 2006 and 2008 Private Placement Memoranda.  Plaintiffs again seek damages amounting to the difference between the purchase price of their stock and the current share price, or the price at which they previously sold their stock.  Plaintiffs also re-alleged their claim for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, but agreed to dismiss this claim in its entirety during a meet and confer conference with counsel for defendants.  The Company continues to believe that the second amended complaint is without merit, intends to defend against the remaining claims vigorously and may assert any available counterclaims.  Defendants answered the second amended complaint on March 3, 2011.

On May 27, 2011, plaintiffs filed a motion for class certification.  Defendants filed their brief opposing the motion on June 10, 2011.  The hearing on plaintiffs' motion for class certification was held on June 24, 2011, and the court denied the plaintiffs’ motion for class certification.

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

ITEM 1A.  Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item.  Risks and uncertainties relating to the amount of cash and cash equivalents at June 30, 2011, are discussed above under the headings,  "Going Concern and Management Plan" and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference.   Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During April through June 2011, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock.  A total of approximately 1,593,102 shares were issued in the conversion of notes with a total converted amount of $318,620, including interest.

On June 30, 2011, three of the four remaining Gemini note holders accepted payment of the principal amounts owed.  The fourth note holder chose to convert its remaining principal balance into Adamis common stock.  The amount of the notes paid and retired was $345,000 and the principal amount of the remaining converted note was $15,000.

On June 30, 2011, the holder of the G-Max note converted the entire $500,000 principal amount of the note into 2,500,000 shares of common stock at the conversion price stated in the note.

On June 30, 2011, the Purchaser received 2,200,000 shares of common stock at $0.25 per share in connection with the Financing, for cash proceeds totaling $550,000 of which $50,000 was received subsequent to June 30, 2011.

 All issuances were issued in private placement transactions to a limited number of shareholders in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act.  Each person or entity to whom securities were issued represented that the securities were being acquired for investment purposes, for the person’s or entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.”

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

10.1 (1)	First Amendment to Common Stock Purchase Agreement dated as of June 30, 2011, by and between the Company and Eses Holdings (FZE).

10.2 (3)	License Agreement between Adamis, The Regents of the University of California and Dana-Farber Cancer Institute Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to exhibit 10.47 previously filed on Registrant’s Annual Report on Form 10-K, filed on July 6, 2011.

(2)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(3)	Incorporated by reference to exhibit 10.43 previously filed with Registrant’s Annual Report on Form 10-K, filed on July 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date:	August 15, 2011	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date:	August 15, 2011	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer