Form 10-Q
period 2011-09-30
Adamis Pharmaceuticals Corp
filed 2011-11-21
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 18, 2011 was 93,133,446.

ADAMIS PHARMACEUTICALS, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31,
ASSETS	(Unaudited)	2011
CURRENT ASSETS
Cash	$3,026	$1,238,898
Prepaid Consulting Fees and Other Current Assets	257,246	294,710

Total Current Assets	260,272	1,533,608

ASSETS FROM DISCONTINUED OPERATIONS	130,000	200,000

Total Assets	$390,272	$1,733,608

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$1,629,696	$1,263,199
Accrued Other Expenses	558,516	484,407
Accrued Bonuses	101,436	101,436
Notes Payable	—	1,163,000
Notes Payable to Related Parties	101,232	101,232

Total Liabilities	2,390,880	3,113,274

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares

Authorized; Issued and Outstanding-None	—	—
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized; 95,562,147 and 86,818,532 Issued, 90,333,959 and 81,590,344 Outstanding, Respectively	9,556	8,682
Additional Paid-in Capital	26,580,148	24,483,918

Accumulated Deficit	(28,585,083)	(25,867,037)
Treasury Stock - 5,228,188 Shares	(5,229)	(5,229)

Total Stockholders’ Equity (Deficit)	(2,000,608)	(1,379,666)

	$390,272	$1,733,608

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$—	$—	$—	$—

COST OF GOODS SOLD	—	—	—	—
Gross Margin	—	—	—	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	906,631	1,095,234	1,488,815	2,084,325
RESEARCH AND DEVELOPMENT	573,808	17,296	1,204,469	17,296
Loss from Operations	(1,480,439)	(1,112,530)	(2,693,284)	(2,101,621)

OTHER INCOME (EXPENSE)
Interest Expense	(2,552)	(318,394)	(30,059)	(640,612)
Gain on Sale of Asset	5,297	5,600	5,297	5,600

Net (Loss)	$(1,477,694)	$(1,425,324)	$(2,718,046)	$(2,736,633)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.02)	$(0.05)	$(0.03)	$(0.09)
Basic and Diluted Weighted Average Shares Outstanding	89,698,638	31,614,254	85,906,903	30,878,637

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,718,046)	$(2,736,633)
Adjustments to Reconcile Net Loss to Net
Cash (Used in) Operating Activities:
Depreciation Expense	—	11,566
Stock Issued for Interest	621	105
Reduction of Compensation Upon Forgiveness of Accrued Bonus	—	(129,977)
Stock-Based Compensation Expense	97,483	74,964
Amortization of Discounts	—	496,244
Inventory Reserve Adjustment	—	(222,878)
Amortization of Stock Issued for Services	177,292	232,570
Sales Returns Reserve Adjustment	(48,149)	306,232
Write-down of Discontinued Operations Receivable	70,000	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	—	5,555
Inventory	—	225,587
Prepaid Expenses and Other Current Assets	(58,828)	(3,835)
Increase (Decrease) in:
Accounts Payable	366,497	222,614
Accrued Other Expenses	122,258	684,351
Net Cash (Used in) Operating Activities	(1,990,872)	(833,535)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities from Discontinued Operations	—	150,000
Net Cash Provided by Investing Activities	—	150,000
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Received from Sale of Common Stock and Common Stock to be Issued	1,100,000	495,000
Payment of Notes Payable	(345,000)	—
Purchase of Treasury Stock	—	(4,127)
Net Cash Provided by Financing Activities	755,000	490,873
Decrease in Cash	(1,235,872)	(192,662)
Cash:
Beginning	1,238,898	290,299
Ending	$3,026	$97,637

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$33,859	$121,020

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Discount on Note Payable	$—	$496,244
Common Stock Issued for Prepaid Services	$60,000	$232,570
Note Payable Converted to Common Stock	$818,000	$435,000
Common Stock issued for Interest	$621	$105
Stock Based Compensation Expense	$97,483	$79,964
Warrants Issued for Prepaid Services	$21,000	$0

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

Liquidity and Capital Resources

Our cash and cash equivalents were $3,026 and $1,238,898 at September 30, 2011 and March 31, 2011, respectively.

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

The Company has negative working capital, liabilities that exceed its assets and significant cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop the Company’s product candidates. Management’s plans include seeking additional funding to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund its research and development projects. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Private Placement Financing Transaction

On November 10, 2010, Adamis completed a private placement transaction (the “Financing”) pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement. The Purchase Agreement provides for the sale of up to 40,000,000 shares of common stock of Adamis to Eses Holdings (FZE), a foreign institutional investor (the “Investor”), at a price of $0.25 per share, for up to $10 million of gross proceeds. An initial closing was held on November 10, 2010, pursuant to which the Company received $5,000,000 in gross proceeds and issued 20,000,000 shares of common stock.

The Purchase Agreement provides for two potential subsequent closings (the “Milestone Closings”). At each Milestone Closing, the Investor has agreed to invest $2.5 million if the milestones relating to that Milestone Closing have been achieved and certain other customary closing conditions, including the absence of a material adverse event affecting the Company and the representations and warranties of the Company in the Purchase Agreement being true and correct as of the date of the Milestone Closing, are satisfied.

In June 2011, the Company and the Investor amended the Purchase Agreement relating to the Financing. Pursuant to the amendment, the Investor agreed that the Company had satisfied the first set of milestone conditions described in the Purchase Agreement. The Investor and the Company agreed that the $2.5 million investment for the first Milestone Closing would be paid as follows: $550,000 on or before June 27, 2011; $550,000 on or before July 21, 2011; and $1,400,000 on or before September 29, 2011. The Company received both of the $550,000 payments from the Investor. Pursuant to the amendment, the Investor also agreed to extend the outside date for achievement of the second set of milestones from April 30, 2011 to December 31, 2011. See Notes 3 and 6 below for further information concerning financing.

Pursuant to a second amendment to the Purchase Agreement dated as of November 10, 2011, the Investor and the Company agreed that the remaining $1.4 million payment relating to the first milestone conditions, that was to have been paid on or before September 29, 2011, would instead be paid as follows: $700,000 on or before November 10, 2011; and $700,000 on or before December 15, 2011. The Company received the first $700,000 payment from the Investor under the second amendment on November 10, 2011, and the Company issued 2,800,000 shares of common stock to the Investor. Pursuant to the second amendment, the Investor also agreed to extend the outside date for achievement of the second set of milestones from December 31, 2011 to March 31, 2012.

Recent Accounting Pronouncements

In May 2011, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, updating “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (collectively the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The Boards have concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, and early adoption is not permitted. The Company is currently assessing the impact of ASU 2011-04 on its future consolidated financial statements.

Note 2: Notes Payable

G-Max Trust Note

On December 29, 2009, the Company issued a Convertible Promissory Note (the “G-Max Note”) to The G-Max Trust (the “Investor”) in connection with a private placement to the Investor for gross proceeds of $500,000, and 500,000 shares of common stock of the Company at par value for gross proceeds of $500 as an inducement to enter into the agreement. The market value of the common stock on the date issued was $0.25 per share, for a total value of $125,000. A discount on the note payable of $124,500 was recorded as a result, and was being amortized over the term of the G-Max Note. The stock was restricted for six months from the date issued. The discount was fully amortized and the net carrying value was $500,000 (Note 3).

Interest on the outstanding principal balance of the G-Max Note accrued at a rate of 10% per annum compounded monthly and was payable monthly commencing February 1, 2010. On June 30, 2011, the maturity date of the note, the holder of the G-Max note converted the entire $500,000 principal amount of the note into 2,500,000 shares of common stock at the conversion price stated in the note.

Gemini Master Fund, Ltd. Notes

In January 2010, the Company completed the closing of a private placement financing transaction with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement. The Company issued 10% Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of approximately $1.5 million and 1,500,000 shares of common stock (sold at par value) of the Company, and received gross proceeds of $1.5 million, excluding transaction costs and expenses. The fair market value of the Company’s common stock on the date of the transaction was $ 0.41 per share. A discount of approximately $600,000 was calculated as a result, and was amortized over the life of the Notes. The stock was restricted for six months from the date issued. The discount was fully amortized.

During April through June 2011, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company’s common stock. A total of approximately 1,593,102 shares were issued in the conversion of notes with a total converted amount of $318,620, including interest (Note 3).

On June 30, 2011, the three remaining Gemini note holders accepted payment of the principal amounts owed. The amount of the notes paid and retired was $345,000.

Notes Payable to Related Party

The Company had notes payable to a related party amounting to $101,232 at September 30, 2011, which bear interest at 10%. Accrued interest related to the notes was $58,602 at September 30, 2011.

Note 3: Common Stock

During the first fiscal quarter ending June 30, 2011, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company’s common stock. A total of approximately 1,593,102 shares were issued in the conversion of notes and accrued interest with a total converted amount of $318,620.

On June 30, 2011, the holder of the G-Max note converted the entire $500,000 principal amount of the note into 2,500,000 shares of common stock at the conversion price stated in the note.

On June 30, 2011, the Investor received 2,200,000 shares of common stock at $0.25 per share in connection with the Financing, for cash proceeds totaling $550,000. Effective July 21, 2011, the Investor received an additional 2,200,000 shares of common stock at $0.25 per share in connection with the second cash payment of $550,000 pursuant to the amendment to the Purchase Agreement, as described in Note 1 above.

On August 1, 2011, the Company entered into a consulting agreement with a consultant to assist the Company in the evaluation of potential product and technology candidates and related product financing structures and arrangements, and the development of the Company’s general business plan. As compensation, the Company issued 250,000 shares of its common stock, with a value of $60,000. The value was capitalized and is being amortized over the five-month term of the agreement.

Note 4: Stock Option Plans, Shares Reserved and Warrants

On July 11, 2011, the Company entered into a consulting agreement with a consultant to assist the Company in researching its markets and analyzing its opportunities. As part of the compensation, the consultant received a warrant to purchase 300,000 shares of common stock, with an exercise price of $0.22 and a term of five years. The value of the warrants is $21,000.

During the quarter ended September 30, 2011, the Company issued options to purchase 1,680,000 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan. No options or warrants expired or were cancelled during the quarter ended September 30, 2011.

The Company recorded $71,608 of share based compensation expense during the quarter ended September 30, 2011. The following summarizes outstanding stock options at September 30, 2011:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested
Non-Plan Stock Options	100,714	2.10 Years	$41.27	100,714

2009 Equity Incentive Plan	5,230,398	9.19 Years	$.24	2,448,645

The following summarizes warrants outstanding at September 30, 2011:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,245	$57.97 - $173.92	October 22, 2004	2013 - 2014
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2012
Consultant Warrants	300,000	$0.25	August 26, 2009	August 26, 2014
Consultant Warrants	270,000	$0.20	January 29, 2010	January 29, 2015
Consultant Warrants	200,000	$0.29	October 26, 2009	October 26, 2014
Various Investors	395,000	$0.30	June 14, 2010 - September 15, 2010	June 14, 2015 - September 15, 2015
Consultant Warrants	300,000	$0.22	July 11, 2011	July 11, 2016

Total Warrants	2,473,245

The Company has reserved shares of common stock for issuance upon exercise at September 30, 2011 as follows:

Warrants	2,473,245
Non-Plan Stock Options	100,714
2009 Equity Incentive Plan	13,406,915
Total Shares Reserved	15,980,874

Note 5: Legal Matters

Information regarding certain legal proceedings to which the Company is a party can be found in the description of legal proceedings contained in the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2011, and our Quarterly Report on Form 10-Q for the period ended June 30, 2011, previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. Except as set forth below, there have not been any material developments with respect to such proceedings during the quarter to which this Report on Form 10-Q relates.

Curtis Leahy, et. al. v. Dennis J. Carlo, et al. The hearing on plaintiffs’ motion for class certification was held on June 24, 2011, and the court denied the plaintiffs’ motion for class certification. Plaintiffs have filed a motion for appeal which will likely be heard in early 2012.

The litigation described in our previous filings and above could divert management time and attention from the Company, andcould involve significant amounts of legal fees and other fees and expenses. An adverse outcome in any such litigation could have a material adverse effect on Adamis. In addition to the matters described in our previous filings and above, we may become involved in or subject to routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Note 6: Subsequent Events

Pursuant to a second amendment to the Purchase Agreement dated as of November 10, 2011, the Investor and the Company agreed that the remaining $1.4 million payment relating to the first milestone conditions, that was to have been paid on or before September 29, 2011, would instead be paid as follows: $700,000 on or before November 10, 2011; and $700,000 on or before December 15, 2011. The Company received the first $700,000 payment from the Investor under the second amendment on November 10, 2011, and the Company issued 2,800,000 shares of common stock to the Investor. Pursuant to the second amendment, the Investor also agreed to extend the outside date for achievement of the second set of milestones from December 31, 2011 to March 31, 2012. (See Note 1 for further information concerning the Financing.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements include statements about our strategies, objectives and our future achievement. To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would. “ These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Quarterly Report on Form 10-Q. Except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important factors that could cause actual results to differ materially from those in these forward-looking statements are in the section entitled “Risk Factors” in the most recent Annual Report on Form 10- K, as amended, filed with the Securities and Exchange Commission, and the other risks and uncertainties described elsewhere in this report as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries. Savvy and C31G® are our trademarks, among others. We also refer to trademarks of other corporations and organizations in this document.

General

Company Overview

Adamis Pharmaceuticals Corporation is an emerging pharmaceutical company engaged in the development and commercialization of a variety of specialty pharmaceutical products. Our products are concentrated in major therapeutic areas including oncology (cancer), immunology and infectious diseases (viruses) and allergy and respiratory.

We are focused on the development of preventive and therapeutic vaccine products and cancer drugs for patients with unmet medical needs. During 2010, we acquired rights under three exclusive license agreements covering three small molecule compounds, named APC-100, APC-200 and APC-300, that we believe are promising drug candidates for the potential treatment of human prostate cancer (PCa). The intellectual property covered by the agreements was licensed from the Wisconsin Alumni Research Foundation, or WARF. In 2006 and 2007, APC-100 and APC-200, respectively, received the National Cancer Institute’s multi-year, multimillion dollar RAPID (Rapid Access to Preventative Intervention Development) Award. The NCI Division of Cancer Prevention gives this award each year under the RAPID Program to promising new preventative/ therapeutic anti-cancer drugs.

We previously submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, seeking approval to permit us to commence human clinical trials for the APC-100 compound in men with castrate-resistant prostate cancer. On August 30, 2011, we announced that we had enrolled the first patient in a Phase 1/2a prostate cancer clinical study relating to the use of the APC-100 product to treat men with castrate-resistant prostate cancer. The study began at the University of Wisconsin Carbone Cancer Center and will be extended to the Wayne State University Karmanos Cancer Institute.

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

We have also acquired exclusive license rights to other patented preventive and therapeutic vaccine technology. The vaccine technology may be applicable to certain viral-induced diseases such as influenza and hepatitis B and C, as well as prostate cancer. However, we currently intend to focus initially on the development of one or more of the other recently licensed prostate cancer product candidates and technologies, and as a result the timing of development of this viral vaccine technology is subject to uncertainty and the availability of sufficient funding.

We are also focused on developing and commercializing products in the anti-inflammatory, allergy and respiratory field. We have developed an Epinephrine Injection USP 1:1000 (0.3mg Pre-Filled Single Dose Syringe) product, or the single dose PFS Syringe product, a pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock. If launched, the product will compete in a well-established U.S. market estimated to be over $220 million in annual sales based on industry data. Following discussions with the FDA during fiscal 2011, we completed a regulatory dossier relating to the product, and once we obtain sufficient funding to support the costs of proceeding with the FDA filing for regulatory approval and the costs of a commercial launch of the product, we intend to submit an application to the FDA for marketing approval of the product and to commercially market the product as soon as reasonably practicable after the FDA allows for marketing of the product. There can be no assurances that we will file an application for regulatory approval, that the FDA will ultimately grant marketing approval for the PFS Syringe product, or concerning the timing of filing a marketing application or obtaining any such FDA approval.

Additional product candidates in our allergy and respiratory product pipeline include a steroid HFA (hydrofluoroalkane) metered dose inhaler product, referred to as APC-1000, for asthma and chronic obstructive pulmonary disease, or COPD; a generic HFA bronchodilator, referred to as APC-2000; and an HFA pressurized metered dose inhaled nasal steroid for the treatment of seasonal and perennial allergic rhinitis, referred to as APC-3000. Our goal is to commence initial commercial sales of the APC-3000 nasal steroid product in the third quarter of calendar 2013 and two other respiratory products in calendar 2014, assuming adequate funding and no unexpected delays. During the fiscal year ended March 31, 2011, we entered into a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd. Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients in Bangladesh. Beximco has a large number of products covering broad therapeutic categories, including asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and antiretrovirals. Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next years in the allergy and respiratory areas and may co-develop certain drugs.

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

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2011 and 2010 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of September 30, 2011, we had approximately $3,000 in cash and equivalents and an accumulated deficit of approximately $28,600,000. As described below under the heading, “Liquidity and Capital Resources,” on November 10, 2011, we received an additional $700,000 from the Investor described in note 1 to the financial statements included elsewhere herein, relating to our satisfaction of the first set of milestone conditions under our Purchase Agreement with the Investor, and the Investor has agreed to pay the remaining $700,000 relating to our achievement of the first milestone conditions by December 15, 2011. If the Investor makes the remaining $700,000 investment, and if we timely achieve the second set of milestone conditions under the Purchase Agreement and receive the $2.5 million of additional funding as provided in the Purchase Agreement, then we believe that our cash and cash equivalents will be sufficient to fund our operations at least through our fiscal year end March 31, 2012, absent unexpected developments, although proceeding with the PFS Syringe product approval and commercialization efforts would require additional funding. Continued operations are dependent on our receipt of funding that the Investor has agreed to provide pursuant to the Purchase Agreement, or our ability to complete other equity or debt activities. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. If we do not obtain funding from other sources, we will be substantially dependent on receipt of the funding from the Investor described above, and if we do not achieve the second milestone events or if the Purchaser does not invest the amounts described above, our cash resources would rapidly be depleted and we would be required to materially reduce or cease operations. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Results of Operations

Six Months Ended September 30, 2011 and 2010.

Revenues and Cost of Sales. Adamis had no revenues during the six month periods ending September 30, 2011 and 2010, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $1,200,000 and $17,000 for the six months ending September 30, 2011 and 2010, respectively, which were expensed. Increased research and development expenses for the first six months of fiscal 2012 were primarily due to expenses associated with developing the APC-100, 200, 300 and Telomerase technologies and the allocation of approximately $413,000 of employee salaries to research and development during the first six months of fiscal 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ending September 30, 2011 and 2010 were approximately $1,490,000 and $2,084,000, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries. The decrease in SG&A expenses was due in part to approximately $413,000 of employee salaries that were allocated to research and development during the six months ended September 30, 2011, compared to an allocation of $0 of employee salaries to research and development expenses during the comparable period of the previous year. Reductions in legal, accounting and professional fees of approximately $293,000 during the first six months of fiscal 2012 compared to the comparable period of the prior year also contributed to the variance; the decrease in such fees was due in part to the completion of ongoing contract negotiations. The decreases in SG&A were partially offset by an increase in bad debt expense due to a write-down of assets from discontinued operations.

Other Income (Expenses). Interest expense for the six month period ending September 30, 2011 and 2010 was approximately $(30,000) and approximately $(641,000), respectively. Interest consists primarily of interest expense paid in connection with various notes payable. The decrease in interest expense for the six month period ended September 30, 2011 in comparison to the same period for fiscal 2011 was due to amortization of the discount associated with the G-Max notes and the payment or conversion of the Gemini notes and the G-Max notes effective June 30, 2011.

Three Months Ended September 30, 2011 and 2010

Revenues and Cost of Sales. Adamis had no revenues during the three month periods ending September 30, 2011 and 2010, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $574,000 and $17,000 for the three months ending September 30, 2011 and 2010, respectively, which were expensed. Increased research and development expenses for the second quarter of fiscal 2012 were primarily due to expenses associated with developing the APC-100, 200, 300 and Telomerase technologies, and to approximately $213,000 of employee salaries that were allocated to research and development during the three months ended September 30, 2011, compared to an allocation of $0 of employee salaries to research and development expenses during the comparable period of the previous year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ending September 30, 2011 and 2010 were approximately $907,000 and $1,095,000, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries. The decrease in SG&A expenses for the second quarter of fiscal 2012 was due in part to approximately $213,000 of employee salaries that were allocated to research and development during the three months ended September 30, 2011, compared to an allocation of $0 of employee salaries to research and development expenses during the comparable period of the previous year. Lower legal, accounting and professional fees during the three months ending September 30, 2011 also contributed to the reduction in SG&A expenses compared to the comparable period of the prior year.

Other Income (Expenses). Interest expense for the three month period ending September 30, 2011 and 2010 was approximately $(3,000) and approximately $(318,000), respectively. Interest consists primarily of interest expense paid in connection with various notes payable. The decrease in interest expense for the three month period ended September 30, 2011, in comparison to the same period for fiscal 2011 was due to the payment or conversion of the Gemini notes and the G-Max notes effective June 30, 2011.

Liquidity and Capital Resources

We have incurred net losses of $2,718,046 and $2,736,633 for the six months ended September 30, 2011 and 2010, respectively. Since inception, and through September 30, 2011, we have an accumulated deficit of approximately $28,600,000. We have financed our operations principally through debt financing and through private issuances of common stock. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, out-licensing transactions, and/or collaborative agreements with corporate partners.

Our cash was approximately $3,000 and $1,239,000 as of September 30, 2011, and March 31, 2011, respectively. The decrease in cash compared to the end of fiscal 2011 was primarily the result of an increase in net cash used in operating activities and repayment of notes payable during the quarter, partially offset by the receipt of $1.1 million from the Investor pursuant to payments relating to the first milestone conditions under the Purchase Agreement.

Net cash used in operating activities for the six months ended September 30, 2011 and 2010, were approximately $1,991,000 and $834,000, respectively. We expect net cash used in operating activities to increase going forward as we engage in additional product research and development and other business activities, assuming that we are able to obtain sufficient funding.

Net cash provided by investing activities was $0 and $150,000 for the six months ended September 30, 2011 and 2010. Results for the six months ended September 30, 2011, were affected by proceeds received from the Investor under the Purchase Agreement. Results for the six months ended September 30, 2010, were affected by the partial collection of an amount owed from discontinued operations.

Net cash provided by financing activities was approximately $755,000 and $491,000 for the six months ended September 30, 2011 and 2010. Results for the six months ended September 30, 2011, were affected by proceeds received from the Investor under the Purchase Agreement and Adamis retiring the remaining Gemini notes. Results for the six months ended September 30, 2010, were affected by proceeds received from new investors.

         Pursuant to the second amendment to the Purchase Agreement, on November 10, 2011, we received an additional $700,000 of the remaining payments relating to the first set of milestone conditions from the Investor, and the Investor agreed to pay the remaining $700,000 installment on or before December 15, 2011.  The Investor also agreed to extend the outside date for achievement of the second set of milestones to March 31, 2012, as the delay in receipt of the remaining $1.4 million relating to the first milestones resulted in a delay in the timing of some of the actions relating to our ability to achieve the second set of milestones. We currently believe that we will achieve the milestone conditions relating to the second $2.5 million milestone closing before that date.

     If the Investor makes the remaining investment that it has agreed to make under the second amendment, and if we achieve the second milestone conditions and receive funding as provided in the Purchase Agreement relating to the second milestones, then we believe that our cash and cash equivalents will be sufficient to fund our operations at least through our fiscal year ending March 31, 2012, absent unexpected developments, although proceeding with the PFS Syringe product approval and commercialization efforts would require additional funding. However, there can be no assurance that the Investor will pay the remaining amounts under the Purchase Agreement or concerning the timing of those payments. If we do not obtain funding from other sources, we will be substantially dependent on receipt of the funds described above, and in the absence of other funding, if we do not achieve the second milestone events or if the Investor does not invest the remaining amounts described above, our cash resources would rapidly be depleted and we would be required to materially reduce or suspend operations until additional funding, if any, became available. Even if funding subsequently became available, our research and development programs would be delayed and our relationships with third party suppliers, vendors, participants in our clinical trials, and other third parties with whom we have business relationships, could be adversely affected. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

At September 30, 2011, Adamis had substantial liabilities and obligations. Even if development and marketing efforts are successful, substantial time may pass before revenues will be realized from product sales, and during this period Adamis will require additional funds, even if funds are provided at subsequent closings pursuant to the November 2010 Purchase Agreement. The availability of any required additional funding cannot be assured. Consequently, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, Adamis will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.

We prepared the condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to the Company’s future business as described below, which may preclude the Company from realizing the value of certain assets. The Company has limited cash reserves, liabilities that exceed its assets and significant cash flow deficiencies. Additionally, Adamis will need significant funding for the future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop the Company’s product candidates. Management’s plans include seeking additional funding to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund the Company's research and development projects. There is no assurance that Adamis will be successful obtaining the necessary funding to meet its business objectives.

Additional financing will be required to support sales and marketing efforts relating to product development and marketing efforts for our products, continued product research and development on the Company’s cancer and vaccine technologies, and to fund any product or company acquisition opportunities, and cash flow from operations are not expected to provide sufficient cash to fund Adamis’ overall cash requirements for the foreseeable future. Adamis’ future capital requirements will depend upon numerous factors, including the following:

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011 have not significantly changed, and no additional policies have been adopted during the six months ended September 30, 2011.

Recent Accounting Pronouncements

See Note 1 under the headng "Recent Accounting Pronouncements," which is incorproated herein by reference.

Off Balance Sheet Arrangements

At September 30, 2011, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, under the heading “Item 9A(T) Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding this item can be found in the description of legal proceedings contained in our most recent Annual Report on Form 10-K for the year ended March 31, 2011, and our Quarterly Report on Form 10-Q for the period ended June 30, 2011, previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. Except as set forth below, there have not been any material developments with respect to such proceedings during the quarter to which this Report on Form 10-Q relates.

Curtis Leahy, et. al. v. Dennis J. Carlo, et al. The hearing on plaintiffs’ motion for class certification was held on June 24, 2011, and the court denied the plaintiffs’ motion for class certification. Plaintiffs have filed a motion for appeal, which will likely be heard in early 2012.

The litigation described in our previous filings and above could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses. An adverse outcome in any such litigation could have a material adverse effect on Adamis. In addition to the matters described in our previous filings and above, we may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A.  Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item.  Risks and uncertainties relating to the amount of cash and cash equivalents at September 30, 2011, our reliance on receipt of funding from the Investor pursuant to the provisions of the Purchase Agreement as amended, and uncertainties concerning the amount and timing of receipt of such funding, are discussed above under the headings, "Going Concern and Management Plan" and "Liquidity and Capital Resouces" in the Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis' business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading "Risk Factors," and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2011, the Company entered into a consulting agreement with a consultant to assist the Company in the evaluation of potential product and technology candidates and related product financing structures and arrangements, and the development of the Company’s general business plan. As compensation, the Company issued 250,000 shares of its common stock, with a value of $60,000. The value was capitalized and is being amortized over the term of the agreement of five months.

On July 11, 2011, the Company entered into a consulting agreement with a consultant to assist the Company in researching its market and analyzing its opportunities. As part of the compensation, the consultant received a warrant to purchase 300,000 shares of common stock, with an exercise price of $0.22 and a term of five years. The value of the warrants is $21,000.

Effective July 21, 2011, we issued 2,200,000 shares of common stock to the Investor pursuant to the Purchase Agreement at a purchase price of $0.25 per share in connection with the second payment of $550,000 pursuant to the amendment to the Purchase Agreement, for cash proceeds totaling $550,000.

On November 10, 2011, the Company issued 2,800,000 shares to the Investor pursuant to the second amendment to the Purchase Agreement in connection with the payment by the Investor of $700,000 of the $1,400,000 payment from the Investor pursuant to the amendment to the Purchase Agreement. See note 1 to the financial statements included elsewhere herein for further information.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None

ITEM 6. Exhibits

10.1	Second Amendment to Common Stock Purchase Agreement dated as of November 10, 2011, by and between the Company and Eses Holdings (FZE).

10.2(1)	Form of Option Agreement for Stock Option Awards.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 2011.

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

ADAMIS PHARMACEUTICALS, INC.

Date: November 21, 2011	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 21, 2011	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer