Form 10-Q
period 2011-12-31
Adamis Pharmaceuticals Corp
filed 2012-02-14
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of February 13, 2012, was 95,133,959.

ADAMIS PHARMACEUTICALS, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011
ASSETS	(Unaudited)	March 31, 2011
CURRENT ASSETS
Cash	$1,602	$1,238,898
Prepaid Consulting Fees and Other Current Assets	117,154	294,710
Total Current Assets	118,756	1,533,608
ASSETS FROM DISCONTINUED OPERATIONS	130,000	200,000
Total Assets	$248,756	$1,733,608
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$1,726,035	$1,263,199
Accrued Other Expenses	567,660	484,407
Accrued Bonuses	101,436	101,436
Notes Payable	-	1,163,000
Notes Payable to Related Parties	108,432	101,232
Total Liabilities	2,503,563	3,113,274

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares
Authorized; Issued and Outstanding-None	-	-
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized;
98,362,147 and 86,818,532 Issued, 93,133,959 and 81,590,344 Outstanding, Respectively	9,836	8,682
Additional Paid-in Capital	27,316,943	24,483,918
Accumulated Deficit	(29,576,357)	(25,867,037)
Treasury Stock - 5,228,188 Shares	(5,229)	(5,229)
Total Stockholders' Equity (Deficit)	(2,254,807)	(1,379,666)
	$248,756	$1,733,608

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$—	$—	$—	$—

COST OF GOODS SOLD	—	—	—	—
Gross Margin	—	—	—	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	807,161	928,668	2,295,976	3,012,993
RESEARCH AND DEVELOPMENT	181,500	2,092,524	1,385,969	2,109,820
Loss from Operations	(988,661)	(3,021,192)	(3,681,945)	(5,122,813)

OTHER INCOME (EXPENSE)
Interest Expense	(2,613)	(72,148)	(32,672)	(712,760)
Gain on Sale of Asset	—	—	5,297	5,600

Net (Loss)	$(991,274)	$(3,093,340)	$(3,709,320)	$(5,829,973)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.04)	$(0.04)	$(0.09)
Basic and Diluted Weighted Average Shares Outstanding	91,885,620	70,005,275	87,830,451	67,252,621

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,709,320)	$(5,829,973)
Adjustments to Reconcile Net Loss to Net
Cash (Used in) Operating Activities:
Depreciation Expense	—	13,682
Stock Issued for Interest	621	777
Stock Issued for Research & Development Services	—	1,215,000
Reduction of Compensation Upon Forgiveness of Accrued Bonus	—	(129,977)
Consulting Expense Paid in Common Stock	—	597,500
Stock-Based Compensation Expense	134,558	100,214
Amortization of Discounts	—	527,369
Inventory Reserve Adjustment	—	(222,878)
Amortization of Stock Issued for Services	293,876	311,904
Sales Returns Reserve Adjustment	(58,149)	307,660
Write-down of Discontinued Operations Receivable	70,000	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	—	5,555
Inventory	—	225,587
Prepaid Expenses and Other Current Assets	(35,320)	2,394
Increase (Decrease) in:
Accounts Payable	462,836	(306,358)
Accrued Other Expenses	141,402	123,301
Net Cash (Used in) Operating Activities	(2,699,496)	(3,058,243)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities from Discontinued Operations	—	150,000
Net Cash Provided by Investing Activities	—	150,000
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Received from Sale of Common Stock	1,800,000	5,395,000
Cash Received from Related Parties Notes Payable	7,200	—
Payment of Notes Payable	(345,000)	—
Payment of Notes Payable to Related Parties	—	(208,333)
Purchase of Treasury Stock	—	(4,127)
Net Cash Provided by Financing Activities	1,462,200	5,182,540
	(1,237,296)	2,274,297
Cash:
Beginning	1,238,898	290,299
Ending	$1,602	$2,564,596

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$33,859	$130,526

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Warrants Issued for Prepaid Services	$21,000	$-
Common Stock issued for Prepaid Services	$60,000	$
Notes Payable Converted to Common Stock	$818,000	$837,000
Common Stock issued for Interest	$621	$777
Stock Based Compensation Expense	$134,558	$100,214
Accrued Bonuses Converted to Paid-in Capital	$-	$1,068,786
Stock Issued for Consulting Services	$-	$1,265,000
Stock Issued for Research & Development Services	$-	$1,215,000

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

Liquidity and Capital Resources

Our cash and cash equivalents were $1,602 and $1,238,898 at December 31, 2011 and March 31, 2011, respectively.

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

On June 30, 2011, the Company and the Investor entered into a first amendment to the Purchase Agreement. Pursuant to the amendment, the Investor agreed that the Company had satisfied the first set of milestone conditions described in the Purchase Agreement. The Investor and the Company agreed that the $2.5 million payment relating to the first set of milestone conditions for the first Milestone Closing, that was to have been paid following satisfaction of those conditions, would instead be paid as follows: $550,000 on or before June 27, 2011; $550,000 on or before July 21, 2011; and $1,400,000 on or before September 29, 2011. The Company received both of the $550,000 payments from the Investor and issued a total of 4,400,000 shares of common stock to the Investor. Pursuant to the amendment, the Investor also agreed to extend the outside date for achievement of the second set of milestones from April 30, 2011 to December 31, 2011.

On November 10, 2011, the Company and the Investor entered into a second amendment to the Purchase Agreement.  Pursuant to the amendment, the Investor and the Company agreed that the remaining $1.4 million payment relating to the first set of milestone conditions, that was to have been paid on or before September 29, 2011, would instead be paid as follows: $700,000 on or before November 10, 2011; and $700,000 on or before December 15, 2011. On November 10, 2011, the Company received the first $700,000 payment from the Investor and issued 2,800,000 shares of common stock to the Investor. Pursuant to the second amendment, the Investor also agreed to extend the outside date for achievement of the second set of milestones from December 31, 2011 to March 31, 2012 (See Notes 3 and 6).

On January 31, 2012, the Company and the Investor entered into a third amendment to the Purchase Agreement. Pursuant to the amendment, the Investor and the Company agreed that the remaining $700,000 payment relating to the first set of milestone conditions, that was to have been paid on or before December 15, 2011, would instead be paid as follows: $375,000 on or before January 31, 2012; $125,000 on or before February 7, 2012; and $200,000 as soon as practicable thereafter, but in any event no later than February 29, 2012. On January 31, 2012 and February 13, 2012, the Company received the $375,000 and $125,000 payments and issued a total of 2,000,000 shares of common stock to the Investor.
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

Note 2: Notes Payable

G-Max Trust Note

On December 29, 2009, the Company issued a Convertible Promissory Note (the “G-Max Note”) to The G-Max Trust (the “Note Holder”) in connection with a private placement to the Note Holder for gross proceeds of $500,000, and 500,000 shares of common stock of the Company at par value for gross proceeds of $500 as an inducement to enter into the agreement. The market value of the common stock on the date issued was $0.25 per share, for a total value of $125,000. A discount on the note payable of $124,500 was recorded as a result, and was being amortized over the term of the G-Max Note. The stock was restricted for six months from the date issued. The discount was fully amortized and the net carrying value was $500,000 (Note 3).

Interest on the outstanding principal balance of the G-Max Note accrued at a rate of 10% per annum compounded monthly and was payable monthly commencing February 1, 2010. On June 30, 2011, the maturity date of the note, the Note Holder converted the entire $500,000 principal amount of the note into 2,500,000 shares of common stock at the conversion price stated in the note.

Gemini Master Fund, Ltd. Notes

In January 2010, the Company completed the closing of a private placement financing transaction with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement. The Company issued 10% Senior Secured Convertible Notes (the “Gemini Notes”) in the aggregate principal amount of approximately $1.5 million and 1,500,000 shares of common stock (sold at par value) of the Company, and received gross proceeds of $1.5 million, excluding transaction costs and expenses. The fair market value of the Company’s common stock on the date of the transaction was $ 0.41 per share. A discount of approximately $600,000 was calculated as a result, and was amortized over the life of the Gemini Notes. The stock was restricted for six months from the date issued. The discount was fully amortized.

During April through June 2011, certain of the Gemini Note holders exercised their conversion feature to convert their Gemini Notes into shares of the Company’s common stock. A total of approximately 1,593,102 shares were issued in the conversion of Gemini Notes with a total converted amount of $318,620, including interest (Note 3).

On June 30, 2011, the three remaining Gemini Note holders accepted payment of the principal amounts owed. The amount of the Gemini Notes paid and retired was $345,000.

Notes Payable to Related Party

The Company had notes payable to a related party amounting to $108,432 at December 31, 2011, which bear interest at 10%. Accrued interest related to the notes was $61,215 at December 31, 2011.

Note 3: Common Stock

During the first fiscal quarter ending June 30, 2011, certain holders of the Gemini Notes exercised their conversion feature to convert their notes into shares of the Company’s common stock. A total of approximately 1,593,102 shares were issued in the conversion of notes and accrued interest with a total converted amount of $318,620.

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

On November 10, 2011, the Company issued 2,800,000 shares of common stock to the Investor under the second amendment to the Purchase Agreement, as described in Note 1 above, for cash proceeds totaling $700,000.

Note 4: Stock Option Plans, Shares Reserved and Warrants

On July 11, 2011, the Company entered into a consulting agreement with a consultant to assist the Company in researching its markets and analyzing its opportunities. As part of the compensation, the consultant received a warrant to purchase 300,000 shares of common stock, with an exercise price of $0.22 and a term of five years. The value of the warrants was $21,000.

On September 12, 2011, the Company issued options to purchase 1,575,000 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.19 per share. One third of the options vest immediately, and the options become exercisable with respect to the remaining shares over a period of two years. These options were valued using the Black-Scholes option pricing model during the quarter ended September 30, 2011, the expected volatility was aproximately 31%, the risk-free interest rate was approximately 2% which resulted in a calculated fair value of $118,000.

On September 13, 2011, the Company issued options to purchase 105,000 shares of common stock to the independent directors of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.18 per share.  The options become exercisable with respect to 1/36 of the shares monthly over a period of three years. These options were valued using the Black-Scholes option pricing model during the quarter ended September 30, 2011, the expected volatility was aproximately 31%, the risk-free interest rate was approximately 2% which resulted in a calculated fair value of $8,400.

No options or warrants expired or were cancelled during the nine months ended December 31, 2011.

The Company recorded $37,075 and $134,558 of share based compensation expense during the three and nine months ended December 31, 2011, respectively. The following summarizes outstanding stock options at December 31, 2011:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested
Non-Plan Stock Options	100,714	1.85 Years	$41.27	100,714

2009 Equity Incentive Plan	5,230,398	8.94 Years	$0.24	2,805,377

The following summarizes warrants outstanding at December 31, 2011:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,245	$57.97 - $173.92	October 22, 2004	2013 - 2014
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2012
Consultant Warrants	300,000	$0.25	August 26, 2009	August 26, 2014
Consultant Warrants	270,000	$0.20	January 29, 2010	January 29, 2015
Consultant Warrants	200,000	$0.29	October 26, 2009	October 26, 2014
Various Investors	395,000	$0.30	June 14, 2010 - September 15, 2010	June 14, 2015 - September 15, 2015
Consultant Warrants	300,000	$0.22	July 11, 2011	July 11, 2016

Total Warrants	2,473,245

 At December 31, 2011, the Company has reserved shares of common stock for issuance upon exercise as follows:

Warrants	2,473,245
Non-Plan Stock Options	100,714
2009 Equity Incentive Plan	13,406,915
Total Shares Reserved	15,980,874

Note 5: Legal Matters

Information regarding certain legal proceedings to which the Company is a party can be found in the description of legal proceedings contained in the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2011, and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2011, and September 30, 2011, previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. Except as set forth below, there have not been any material developments with respect to such proceedings during the quarter to which this Report on Form 10-Q relates.

Curtis Leahy, et. al. v. Dennis J. Carlo, et al. The hearing on plaintiffs’ motion for class certification was held on June 24, 2011, and the court denied the plaintiffs’ motion for class certification. Plaintiffs have filed a motion for appeal which the Company believes will likely be heard in 2012.

The litigation described in our previous filings and above could divert management time and attention from the Company, and could involve significant amounts of legal fees and other fees and expenses. An adverse outcome in any such litigation could have a material adverse effect on Adamis. In addition to the matters described in our previous filings and above, we may become involved in or subject to routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Note 6: Subsequent Events

Other than the events described in Note 1, no other subsequent events have been identified.

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

Additional product candidates in our allergy and respiratory product pipeline include a steroid HFA (hydrofluoroalkane) metered dose inhaler product, referred to as APC-1000, for asthma and chronic obstructive pulmonary disease, or COPD; a generic HFA bronchodilator, referred to as APC-2000; and an HFA pressurized metered dose inhaled nasal steroid for the treatment of seasonal and perennial allergic rhinitis, referred to as APC-3000. Our goal is to commence initial commercial sales of the APC-3000 nasal steroid product in the third quarter of calendar 2014 and two other respiratory products in calendar 2015, assuming adequate funding and no unexpected delays. During the fiscal year ended March 31, 2011, we entered into a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd. Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients in Bangladesh. Beximco has a large number of products covering broad therapeutic categories, including asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and antiretrovirals. Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next years in the allergy and respiratory areas and may co-develop certain drugs.

We also have a contraceptive gel product candidate named Savvy (C31G®). In December 2010, we announced the successful completion of a Phase 3 contraceptive trial of Savvy. The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States. The Phase 3 trial was a randomized, double-masked, controlled comparator study to assess whether a gel containing the spermicide C31G was non-inferior to Conceptrol®, a commercially available product containing nonoxynol-9 (N-9). The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug. Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study. Currently, all spermicides commercially available in the U.S. contain the active ingredient N-9 in a carrier such as a gel, film, cream, foam, suppository, or tablet. C31G does not contain nonoxynol-9 and, if commercialized, may offer an alternative for women who seek a non-hormonal method of contraception. In considering whether there are commercialization alternatives, we will likely focus on seeking to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of contraception.

Our general business strategy is to generate revenue through launch of allergy and respiratory products in development, in order to generate cash flow to help fund expansion of our allergy and respiratory business as well as support our future cancer and vaccine product development efforts. To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make substantial investments in equipment, new product development and working capital.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2011 and 2010 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of December 31, 2011, we had approximately $1,600 in cash and equivalents and an accumulated deficit of approximately $29,600,000.  As described below under the heading, “Liquidity and Capital Resources,” on January 31, 2012, and February 13, 2012, we received an additional $375,000 and $125,000, respectively, from the Investor described in note 1 to the financial statements included elsewhere herein, relating to our satisfaction of the first set of milestone conditions under our Purchase Agreement with the Investor.  The Investor has agreed to pay the final $200,000 owed with respect to the first set of milestone conditions as soon as practicable but in any event no later than February 29, 2012.  If the Investor makes this remaining payment, and if we timely achieve the second set of milestone conditions under the Purchase Agreement and receive the $2.5 million of additional funding as provided in the Purchase Agreement before March 31, 2012, then we believe that our cash and cash equivalents will be sufficient to fund our operations at least through our fiscal year end March 31, 2012, absent unexpected developments, although proceeding with the PFS Syringe product approval and commercialization efforts would require additional funding.

Continued operations are dependent on our receipt of funding that the Investor has agreed to provide pursuant to the Purchase Agreement and the third amendment.  Given the Investor’s payment history of amounts payable under the Purchase Agreement, there are no assurances that the Investor will make the $2.5 million payment even if the Company does timely achieve the second set of milestones, or concerning the timing or amounts of any such payments that the Investor may make.  If the Investor does not make such payments, or if the Investor delays in payment of amounts that may become payable if we complete the second set of milestones, our cash resources will be substantially depleted, we will be required to materially reduce or suspend operations until additional funding, if any, becomes available, and continued operations in the short term will be dependent on our ability to complete other equity or debt fundraising transactions.  Even with such funding from the Investor, we will need to raise additional funds to support our anticipated operations.  Such capital formation activities may not be available or may not be available on reasonable terms. If we do not obtain funding from other sources, we will be dependent on receipt of the funding from the Investor as described above, and if we do not achieve the second set of milestone events or if the Investor does not invest the amounts described above, our cash resources would rapidly be depleted and we would be required to materially reduce or cease operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Our management intends to address any shortfall of working capital by attempting to secure additional funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to obtain additional financing on acceptable terms, if at all. If adequate funds are not available on acceptable terms, we could be required to delay or suspend development or commercialization of some or all of our products, to license to third parties the rights to commercialize certain products that we would otherwise seek to develop or commercialize internally, or to reduce resources devoted to product development, and one or more licensors of patents and intellectual property rights that we have in-licensed could seek to terminate our license agreements. If we did not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Results of Operations

Nine Months Ended December 31, 2011 and 2010.

Revenues and Cost of Sales. Adamis had no revenues during the nine month periods ending December 31, 2011 and 2010, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $1,386,000 and $2,110,000 for the nine months ending December 31, 2011 and 2010, respectively, which were expensed.  The decrease in research and development expenses for the first nine months of fiscal 2012 was primarily due to the expenses incurred during the comparable period of fiscal 2011 associated with the acquisition of the APC technology.  Partially offsetting the reduction were increases in expenses associated with the development of APC-100, 200, 300 and Telomerase technologies and the allocation of approximately $567,000 of employee salaries to research and development during the first nine months of fiscal 2012, compared to an allocation of approximately $126,000 for the same period of the previous year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ending December 31, 2011 and 2010 were approximately $2,296,000 and $3,013,000, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries. The decrease in SG&A expenses was due in part to approximately $567,000 of employee salaries that were allocated to research and development during the nine months ended December 31, 2011, compared to an allocation of approximately $126,000 of employee salaries to research and development expenses during the same period of the previous year. Reductions in legal, accounting and professional fees of approximately $356,000 during the first nine months of fiscal 2012 compared to the same period of the prior year also contributed to the variance; the decrease in such fees was due in part to the completion of ongoing contract negotiations. The decreases in SG&A were partially offset by an increase in bad debt expense due to a write-down of assets from discontinued operations.

Other Income (Expenses). Interest expense for the nine month period ending December 31, 2011 and 2010 was approximately $(33,000) and approximately $(712,000), respectively. Interest consists primarily of interest expense paid in connection with various notes payable. The decrease in interest expense for the nine month period ended December 31, 2011 in comparison to the same period for fiscal 2011 was due to amortization of the discount associated with the G-Max notes and the payment or conversion of the Gemini notes and the G-Max notes effective June 30, 2011.

Three Months Ended December 31, 2011 and 2010

Revenues and Cost of Sales. Adamis had no revenues during the three month periods ending December 31, 2011 and 2010, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $182,000 and $2,093,000 for the three months ending December 31, 2011 and 2010, respectively, which were expensed.  The decrease in research and development expenses for the third quarter of fiscal 2012 was primarily due to the expenses incurred during the comparable period of fiscal 2011 associated with the acquisition of the APC technology.  Partially offsetting the reduction were increases in expenses associated with the development of APC-100, 200, 300 and Telomerase technologies and the allocation of approximately $154,000 of employee salaries to research and development during the three months ended December 31, 2012, compared to an allocation of approximately $126,000 for the same period of the previous year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ending December 31, 2011 and 2010 were approximately $807,000 and $928,000, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries. The decrease in SG&A expenses for the third quarter of fiscal 2012 was due in part to approximately $154,000 of employee salaries that were allocated to research and development during the three months ended December 31, 2011, compared to an allocation of $126,000 of employee salaries to research and development expenses during the same period of the previous year. Lower legal and accounting fees during the three months ending December 31, 2011 also contributed to the reduction in SG&A expenses compared to the same period of the prior year.

Other Income (Expenses). Interest expense for the three month period ending December 31, 2011 and 2010 was approximately $(2,600) and approximately $(72,000), respectively. Interest consists primarily of interest expense paid in connection with various notes payable. The decrease in interest expense for the three month period ended December 31, 2011, in comparison to the same period for fiscal 2011 was due to the payment or conversion of the Gemini notes and the G-Max notes effective June 30, 2011.

 Liquidity and Capital Resources

We have incurred net losses of $3,709,320 and $5,829,973 for the nine months ended December 31, 2011 and 2010, respectively. Since inception, and through December 31, 2011, we have an accumulated deficit of approximately $29,576,000. We have financed our operations principally through debt financing and through private issuances of common stock. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, out-licensing transactions, and/or collaborative agreements with corporate partners.

Our cash balance was $1,620 and $1,238,898 as of December 31, 2011, and March 31, 2011, respectively. The decrease in cash compared to the end of fiscal 2011 was primarily the result of an increase in net cash used in operating activities and repayment of notes payable during the first three quarters of fiscal 2012, partially offset by the receipt of $1,750,000  million from the Investor pursuant to payments relating to the first milestone conditions under the Purchase Agreement.

Net cash used in operating activities for the nine months ended December 31, 2011 and 2010, were approximately $(2,699,000) and $(3,058,000), respectively. We expect net cash used in operating activities to increase going forward as we engage in additional product research and development and other business activities, assuming that we are able to obtain sufficient funding.

Net cash provided by investing activities was $0 and $150,000 for the nine months ended December 31, 2011 and 2010.

Net cash provided by financing activities was approximately $1,462,000 and $5,183,000 for the nine months ended December 31, 2011 and 2010. Results for the nine months ended December 31, 2011, were affected by $1,800,000 of proceeds received from the Investor under the Purchase Agreement and Adamis retiring the remaining Gemini notes. Results for the nine months ended December 31, 2010, were affected by proceeds received from new investors, including $5 million received from the Investor under the Purchase Agreement.

As further described in note 1 to the financial statements included elsewhere herein, pursuant to the second amendment to the Purchase Agreement, on November 10, 2011, we received $700,000 of the remaining payments from the Investor relating to the first set of milestone conditions in the Purchase Agreement.  Pursuant to the third amendment to the Purchase Agreement, on January 31, 2012, and February 13, 2012, we received an additional $375,000 and $125,000, respectively, from the Investor relating to our satisfaction of those milestone conditions.  The Investor has agreed to pay the final $200,000 owed with respect to those milestone conditions as soon as practicable but in any event no later than February 29, 2012.  If the Investor makes this remaining payment, and if we timely achieve the second set of milestone conditions under the Purchase Agreement and receive the $2.5 million of additional funding as provided in the Purchase Agreement before March 31, 2012, then we believe that our cash and cash equivalents will be sufficient to fund our operations at least through our fiscal year end March 31, 2012, absent unexpected developments, although proceeding with the PFS Syringe product approval and commercialization efforts would require additional funding. Continued operations are dependent on our receipt of funding that the Investor has agreed to provide pursuant to the Purchase Agreement and the third amendment.  Given the Investor’s payment history of amounts payable under the Purchase Agreement, there are no assurances that the Investor will make the $2.5 million payment even if the Company does timely achieve the second set of milestones, or concerning the timing or amounts of any such payments that the Investor may make.  If the Investor does not make such payments, or if the Investor delays in payment of amounts that may become payable if we complete the second set of milestones, our cash resources will be substantially depleted, we will be required to materially reduce or suspend operations until additional funding, if any, becomes available, and continued operations in the short term will be dependent on our ability to complete other equity or debt fundraising transactions.  Even with such funding from the Investor, we will need to raise additional funds to support our anticipated operations.  Such capital formation activities may not be available or may not be available on reasonable terms. If we do not obtain funding from other sources, we will be dependent on receipt of the funding from the Investor as described above, and if we do not achieve the second set of milestone events or if the Investor does not invest the amounts described above, our cash resources would rapidly be depleted and we would be required to materially reduce or cease operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us. Even if funding subsequently became available, our research and development programs would be delayed and adversely affected, and our relationships with third party suppliers, vendors, participants in our clinical trials, and other third parties with whom we have business relationships, could be adversely affected. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2011, Adamis had substantial liabilities and obligations. Even if development and marketing efforts are successful, substantial time will pass before revenues will be realized from product sales, and during this period Adamis will require additional funds, even if all funds are provided under the terms of the Purchase Agreement.  The availability of any required additional funding cannot be assured. Consequently, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, Adamis will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.

We prepared the condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to the Company’s future business as described below, which may preclude the Company from realizing the value of certain assets. The Company has limited cash reserves, liabilities that exceed its assets and significant cash flow deficiencies. Additionally, Adamis will need significant funding in the short term to continue operations and for the future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop the Company’s product candidates. Management’s plans include seeking additional funding to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund the Company's research and development projects. There is no assurance that Adamis will be successful obtaining the necessary funding to meet its business objectives.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011 have not significantly changed, and no additional policies have been adopted during the nine months ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 under the heading "Recent Accounting Pronouncements," which is incorporated herein by reference.

Off Balance Sheet Arrangements

At December 31, 2011, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, under the heading “Item 9A(T) Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding this item can be found in the description of legal proceedings contained in our most recent Annual Report on Form 10-K for the year ended March 31, 2011, and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2011, and September 30, 2011, previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. Except as set forth below, there have not been any material developments with respect to such proceedings during the quarter to which this Report on Form 10-Q relates.

Curtis Leahy, et. al. v. Dennis J. Carlo, et al. The hearing on plaintiffs’ motion for class certification was held on June 24, 2011, and the court denied the plaintiffs’ motion for class certification. Plaintiffs have filed a motion for appeal, which the Company believes will likely be heard in 2012.

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

Item 1A.  Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item.  Risks and uncertainties relating to the amount of cash and cash equivalents at December 31, 2011, our reliance on receipt of funding from the Investor pursuant to the provisions of the Purchase Agreement as amended, and uncertainties concerning the amount and timing of receipt of such funding, are discussed above under the headings, "Going Concern and Management Plan" and "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis' business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading "Risk Factors," and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2011, the Company issued 2,800,000 shares to the Investor pursuant to the second amendment to the Purchase Agreement in connection with the payment by the Investor of $700,000 of the $1,400,000 payment from the Investor pursuant to an amendment to the Purchase Agreement. See note 1 to the financial statements included elsewhere herein for further information.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None

ITEM 6. Exhibits

10.1(1)	Third Amendment to Common Stock Purchase Agreement dated as of January 31, 2012, by and between the Company and Eses Holdings (FZE).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: February 14, 2012	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: February 14, 2012	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer