Form 10-K
period 2011-12-31
Adamis Pharmaceuticals Corp
filed 2012-06-29
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended March 31, 2012

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2011, was $16,130,794.

At June 13, 2012, the Company had 98,146,589 shares outstanding.

Documents Incorporated by Reference: Portions of the proxy statement for the 2012 annual stockholders meeting are incorporated by reference into Part III.

ADAMIS PHARMACEUTICALS CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2012

i

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

In addition, many forward-looking statements in this Annual Report on Form 10-K, including statements concerning, among other matters, current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities. As discussed herein, including under “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward looking statements.

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

We are focused on the development of preventive and therapeutic vaccine products and cancer drugs for patients with unmet medical needs. During 2010, we acquired rights under three exclusive license agreements covering three small molecule compounds, named APC-100, APC-200 and APC-300, that we believe are promising drug candidates for the potential treatment of human prostate cancer (PCa). The intellectual property covered by the agreements was licensed from the Wisconsin Alumni Research Foundation, or WARF. In 2006 and 2007, APC-100 and APC-200, respectively, received the National Cancer Institute’s multi-year, multi-million dollar RAPID (Rapid Access to Preventative Intervention Development) Award. The NCI Division of Cancer Prevention gives this award each year under the RAPID Program to promising new preventative/ therapeutic anti-cancer drugs.

We previously submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, seeking approval to permit us to commence human clinical trials for the APC-100 compound in men with castrate-resistant prostate cancer. On August 11, 2011, we announced that we had enrolled the first patient in a Phase 1/2a prostate cancer clinical study relating to the use of the APC-100 product to treat men with castrate-resistant prostate cancer. The study began at the University of Wisconsin Carbone Cancer Center and was extended to the Wayne State University Karmanos Cancer Institute.

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

We have also acquired exclusive license rights to other patented potentially preventative and therapeutic vaccine technology. The vaccine technology may be applicable to certain viral-induced diseases such as influenza and hepatitis B and C, as well as prostate cancer. However, we currently intend to focus initially on the development of one or more of the other recently licensed prostate cancer product candidates and technologies, and as a result the timing of development of this viral vaccine technology is subject to uncertainty.

We are also focused on developing and commercializing products in the anti-inflammatory, allergy and respiratory field. We have developed an Epinephrine Injection USP 1:1000 (0.3mg Pre-Filled Single Dose Syringe) product, or the single dose PFS Syringe product, a pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock. If launched, the product will compete in a well-established U.S. market estimated to be over $220 million in annual sales, based on industry data. Following discussions with the FDA during fiscal 2011, we completed a regulatory dossier relating to the product, and once we obtain sufficient funding to support the costs of proceeding with the FDA filing for regulatory approval and the costs of a commercial launch of the product, we intend to submit an application to the FDA for marketing approval of the product and to commercially market the product as soon as reasonably practicable after the FDA allows for marketing of the product.

Additional product candidates in our allergy and respiratory product pipeline include a steroid HFA (hydrofluoroalkane) metered dose inhaler product, referred to as APC-1000, for asthma and chronic obstructive pulmonary disease, or COPD; a generic HFA bronchodilator, referred to as APC-2000; and an HFA pressurized metered dose nasal steroid for the treatment of seasonal and perennial allergic rhinitis, referred to as APC-3000. Our goal is to commence initial commercial sales of the APC-3000 nasal steroid product in the third quarter of calendar 2014 and two other respiratory products in calendar 2015. During fiscal 2011, we entered into a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd. Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients in Bangladesh. Beximco has a large number of products covering broad therapeutic categories, including asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and anti-retrovirals. Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next years in the allergy and respiratory areas and may co-develop certain drugs.

We also have a contraceptive gel product candidate named Savvy (C31G®). In December 2010, we announced the successful completion of a Phase 3 contraceptive trial of Savvy. The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States. The Phase 3 trial was a randomized, double-masked, controlled comparator study to assess whether a gel containing the spermicide C31G was non-inferior to Conceptrol®, a commercially available product containing nonoxynol-9 (N-9). The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug. Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study. Currently, to our knowledge all spermicides commercially available in the U.S. contain the active ingredient N-9 in a carrier such as a gel, film, cream, foam, suppository, or tablet. C31G does not contain nonoxynol-9 and, if commercialized, may offer an alternative for women who seek a non-hormonal method of contraception. In considering commercialization alternatives, we will likely focus on seeking to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of contraception.

Our general business strategy is to generate revenue through launch of our allergy and respiratory products in development, in order to generate cash flow to help fund expansion of our allergy and respiratory business, as well as support our future cancer and vaccine product development efforts. To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make substantial investments in equipment, new product development and working capital. We estimate that approximately $2.5 million to $3 million will be required to support the regulatory application and a commercial launch of the PFS Syringe product following marketing approval, and that an additional approximately $6-$9 million or more must be invested to support development and commercial introduction of our APC-3000 aerosolized nasal steroid product candidate and our two other allergy and respiratory product candidates.

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

We have three wholly-owned subsidiaries: Adamis Corporation; Biosyn, Inc., which has rights to the C31G product; and Cellegy Holdings, Inc. Adamis Corporation has two wholly-owned subsidiaries: Adamis Viral Therapies, Inc., or Adamis Viral, which was formed to focus on our cancer and vaccine technologies; and Adamis Laboratories, Inc., or Adamis Labs, which was formed to focus on our allergy and respiratory products.

Allergy and Respiratory Specialty Pharmaceutical Products

Our current allergy and respiratory product pipeline includes the single dose epinephrine pre-filled PFS Syringe product, an inhaled nasal steroid product candidate, and additional asthma and allergy products.

Single Dose Epinephrine Pre-Filled Syringe Product

There is a well-defined, market in the United States for patient-administered emergency epinephrine injectors used in the treatment of anaphylaxis. Based on information in the AAAAI Statistics, in the U.S., an estimated 5% of the population suffers from insect sting anaphylaxis, up to 6% are latex sensitive and up to 1.5% of adults and 5% of children under three years of age experience food related anaphylaxis. In January 2001, a published study by AAAAI revealed that up to 40 million Americans may be at risk for anaphylaxis, a significantly higher number than the historically estimated at-risk population; the actual number could be lower than this estimate. According to information in the AAAAI Statistics, approximately 3,000 people in the U.S. die each year from anaphylaxis; the actual number of deaths in any particular year could, of course, be lower than this estimate.

The number of prescriptions for epinephrine products has grown annually, as the risk of anaphylaxis has become more widely understood. According to the IMS Report, total prescriptions for EpiPen® products more than doubled in the five year period from 2001 to 2005. Based on information in the IMS Report and more recently from NDC data, the U.S. epinephrine injector market was approximately $220 million in sales in 2008 and has historically grown at a rate of approximately 15% per year. We believe that the growth rate of annual prescriptions will decline, and there are no assurances concerning the rate of annual growth or whether annual prescriptions will decline or grow in the future.

EpiPen® was originally developed by Meridian Medical Technologies, Inc. as an auto-injection system for use by military personnel. It was designed for self-administration as an antidote for chemical warfare agents and morphine. The EpiPen® products were introduced to the market in 1982 and were the only epinephrine injectors for allergic emergencies that were available until 2005. In August 2005, another company introduced a competing product, Twinject® Dual Pack, (and now Adrenaclick®) 0.3mg epinephrine auto injectors.

We believe that there are certain difficulties relating to, or limitations on, market entry for new competitors based on epinephrine’s susceptibility to contamination, sensitivity to heat and light and a short shelf-life, as well as the need for a competitor to possess the expertise to overcome the packaging and delivery challenges of introducing a competing product to the market. We also believe that the size of the market may be too small to be a major focus of the large pharmaceutical companies, although there can be no assurances that this will be the case.

We believe that the primary opportunity lies in the 0.3 mg segment, which constitutes a substancial majority of the total market, based on EpiPen unit sales history and the NDC Report. When sales of dual packs of EpiPen and TwinJect/Adrenaclick are converted to single units, the total target market in the U.S. is estimated to be at least 2.5 million single units per year.

We believe that there is an opportunity for a simple, low-cost, intuitive and user-friendly pre-filled syringe to compete in this largest segment of the market. We believe that the PFS Syringe product has the potential to compete against other marketed products based on the following factors, among others:

●	Lower Price. We believe that a lower-priced option may be attractive to individuals potentially susceptible to anaphylaxis, as well as managed healthcare drug reimbursement plans providing patient prescription reimbursement. If marketed, we expect to introduce the PFS Syringe product at a price point reflecting a discount to the price of the leading products, in part to make the product more attractive to customers.
●	Ease of Use. EpiPen®, EpiPen® Jr., Twinject® and Adrenaclick® are powerful spring-loaded auto-injector devices. If not administered properly, they can misfire or be misused. Our PFS pre-filled 0.3mg syringe will allow patients to self-administer (self-inject) a pre-measured epinephrine dose quickly with a device that does not have moving parts that the user cannot control.

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

Our ability to implement a commercial launch of the PFS Syringe product has been materially hampered by various factors, including limited funding and regulatory considerations. In addition, we will need to file an application with the FDA, and the FDA will need to approve the application and grant marketing approval, before the product may be launched and marketed. As we have previously reported, at a time when we were not engaged in any sales or marketing of the PFS Syringe product and did not have funding to support such sales and marketing activities, in June 2010 we received a warning letter from the FDA indicating that we should not market the PFS Syringe product without FDA marketing approval, should take prompt action to correct certain violations cited in the letter including failure to have FDA marketing approval, and should respond within 15 days of the receipt of the letter. We subsequently responded and met with the FDA, noted that a number of other epinephrine products have been marketed for many years without FDA marketing approvals, and advocated for “fair play” in the market with other similarly situated epinephrine drug products that remain on the market without FDA marketing approval. Following several further discussions with the FDA concerning the filing fees that would be applicable to a marketing approval application by us, we believe that the filing fee for an application for marketing approval would be approximately $920,000 and will likely increase after September 30, 2012. We have completed a regulatory dossier relating to the product, and once we obtain sufficient funding to support the costs of proceeding with the FDA filing for regulatory approval, including the filing fee, and the costs of a commercial launch of the product, we intend to submit an application to the FDA for marketing approval of the product and to commercially market the product as soon as reasonably practicable after the FDA allows for marketing of the product.

Inhaled and Nasal Steroid Products

We are developing an aerosolized inhaled nasal steroid product, which we refer to as APC-3000, for the treatment of seasonal and perennial allergic rhinitis. The market for inhaled nasal steroids, or INS, as estimated by us based on the DataMonitor Report, is at least $3 billion annually. Our product will target a small niche within this market. Although the market is dominated by two multi-national pharmaceutical companies, we believe there is a niche that can be exploited and that our product candidate can achieve a small, but meaningful share of this market.

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

Currently, the INS market is dominated by aqueous solution formulations delivered by a pump. These aqueous pump spray formulations have replaced chlorofluorocarbons, or CFC, propellant INS products, which once dominated the INS market. The propellant inhaled nasal steroids that were previously available have been discontinued due to concerns regarding the effects of CFC on the environment. Based on information in the IMS Report concerning 2005 sales, the two leading products, which are marketed by large pharmaceutical companies, account for over 70% of total product sales in this market. We do not anticipate competing directly against the two leading companies in this market by attempting to out-spend or out-promote them in the marketplace. We believe that our market opportunity lies in capturing a small portion of the market with a new aerosolized hydrofluoroalkane, or HFA, version of an established product, but at a discount to the current prices of the leading branded products.

We expect APC-3000 to be considered a “new” drug by the FDA, and accordingly we believe that we will be required to submit data for an application for approval to market APC-3000 pursuant to Section 505(b)(2) of the Food Drug and Cosmetics Act, although there are no assurances that this will be the case. Total time to develop the APC-3000 product, including manufacture of the product, clinical trials and FDA review, is expected to be approximately 25 months from inception of full product development efforts. We intend to request a meeting with the FDA to discuss the specific requirements to develop and sell the product in the United States.

We have chosen an organization that will assist us in developing the correct specifications, formulations, and a list of required tests that comply with the FDA regulations for the product. We intend to develop the APC-3000 product with our manufacturing partner, Beximco. Once developed, we anticipate that we will transfer the specifications to Beximco for manufacturing.

The second product, APC-1000, is an HFA metered dose inhaled steroid product for asthma and chronic obstructive pulmonary disease, or COPD. We also intend to develop this product with our manufacturing partner Beximco. The actual date of introduction will depend on a number of factors, including the availability of adequate funding and other factors described below.

Our third product candidate that we intend to develop with Beximco, APC-2000, is a generic HFA bronchodilator for the treatment of asthma and COPD. We have had discussions with the FDA regarding regulatory approval requirements. The FDA has communicated to us that this product is subject to review under the rules governing submission of abbreviated new drug applications, or ANDAs. Once product development is completed, we anticipate submitting an ANDA application to the FDA relating to this product.

We estimate that a total of approximately $6-$9 million is required to support the development and commercial introduction of APC-3000 and our two other allergy and respiratory products. Factors that could affect the actual launch date for our allergy and respiratory product candidates include the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the product, any unexpected difficulties in licensing or sublicensing intellectual property rights for other components of the product such as the inhaler, any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product, any unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product, unexpected events affecting Beximco’s participation in developing and manufacturing products, and receipt of adequate funding to support product development and sales and marketing efforts.

Other Allergy and Respiratory Products

On April 23, 2007, Adamis completed the acquisition of a specialty pharmaceutical drug company named Healthcare Ventures Group, Inc., or HVG. HVG had previously acquired a group of allergy and respiratory products and certain related assets from a third party company. Net revenues from sales of our allergy and respiratory products from April 23, 2007, the date on which we acquired Adamis Laboratories, Inc., through our fiscal year ended March 31, 2010, were approximately $1.6 million. We did not market these allergy and respiratory products during fiscal 2011 or fiscal 2012, primarily due to funding limitations and the competitive market for antihistamine/decongestant products and liquid steroids (Prelone). We believe there is limited potential for these products and we have no plans to market these products for the foreseeable future, due in part to the widespread substitution of generic products at the dispensing pharmacy level for the conditions indicated for the products, limited funding, the elimination of our field sales force, and manufacturing and regulatory challenges facing this category of pharmaceutical products.

Manufacturing Agreement with Beximco

On December 1, 2010, we announced the signing of a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd. Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients (APIs) in Bangladesh. Beximco has a large number of products covering broad therapeutic categories, including, but not limited to, asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and anti-retrovirals. Beximco’s manufacturing site houses a number of self-contained production units including oral solids, metered dose inhalers, intravenous fluids, liquids, ointments, creams, suppositories, ophthalmic drops, injectables and nebulizer solutions.

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

In February 2010, we entered into an agreement with a private company to acquire exclusive license agreements covering three small molecule compounds, named APC-100, APC-200 and APC-300, that we believe are promising drug candidates for the potential treatment of human prostate cancer (PCa). The APC-300 agreement was acquired in February 2010, and the acquisition of the other two agreements was completed in October 2010. The intellectual property covered by the agreements was licensed from the Wisconsin Alumni Research Foundation, or WARF. In 2006 and 2007, APC-100 and APC-200, respectively, received the National Cancer Institute’s multi-year, multi-million dollar RAPID (Rapid Access to Preventative Intervention Development) Award. The NCI Division of Cancer Prevention gives this award each year under the RAPID Program to promising new preventative/ therapeutic anti-cancer drugs. Collectively, more than $18 million has been spent through government and private foundation grants and private investor funding for the development of these three new small molecule drug candidates. We submitted an Investigational New Drug Application, or IND, to the FDA at the end of February 2011 and supplemented the IND at the end of April 2011. On August 11, 2011, we announced that we had enrolled the first patient in a Phase 1/2a prostate cancer clinical study relating to the use of the APC-100 product to treat men with castrate-resistant prostate cancer. The study began at the University of Wisconsin Carbone Cancer Center and was extended to the Wayne State University Karmanos Cancer Institute.

The Human Prostate and Prostate Cancer; Disease and Market Background

In the discussion below concerning prostate cancer, all statistics, data and information concerning incidence of disease or other conditions in the general population, market sizes, annual U.S. sales of products, U.S. prescriptions and rates of prescriptions, and similar statistical or market information are based on data published by or in the following sources: MedTrack and IMMS data reports, American Cancer Society, or ACS, Statistics and National Cancer Institute, or NCI, Statistics.

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

A prostate cancer develops when cells in the prostate begin to grow out of control, and a cancerous tumor can form. Several types of cells are found in the prostate, but over 99% of prostate cancers develop from gland cells within the prostate. The medical term for a cancer that starts in gland cells is an “adenocarcinoma.” As the tumor grows, it can spread to the interior of the prostate, to tissues near the prostate, to the sac-like structures attached to the prostate known as the seminal vesicles, and to distant parts of the body, such as the bones, liver lobes or lungs. Prostate cancer, or PCa, is one of the most invasive malignancies and a leading cause of cancer related deaths in many countries. According to the American Cancer Society and the National Cancer Institute, prostate cancer is the second-most common cancer in American men, and the second leading cause of cancer death in American men. The ACS estimates for prostate cancer in the United States for 2011 were that about 241,000 new cases of prostate cancer would be diagnosed and about 33,700 men would die of prostate cancer in 2011. The NCI has estimated that approximately 20% of patients present with locally advanced or metastatic prostate cancer at the time of diagnosis. Metastatic prostate cancer is advanced prostate cancer that has spread beyond the prostate and surrounding tissues into distant organs and tissues. The majority of men who die from prostate cancer die from the consequences of metastatic disease. According to the National Cancer Institute, the five-year survival rate of patients with prostate cancer that has metastasized to distant organs is only about 30%. Metastatic prostate cancer is generally divided into two states: the androgen hormone-sensitive, androgen-dependent or castrate sensitive PCa state, referred to as CS-PCa; and the castrate-resistant PCa state, or CR-PCa, also referred to as the androgen hormone-refractory, androgen-independent or the Androgen Deprivation Therapy, or ADT, resistant state.

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

For patients with advanced, metastatic CS-PCa prostate cancer, the standard of care is treatment with hormonal ablation therapy, also known as ADT. ADT is used to suppress production or block the action of androgens. Accordingly, the leading therapies currently used for the treatment of prostate cancer, after it recurs following radiation or surgery, are focused on diminishing the production of androgens, or antagonizing the effects of androgens by blocking the Androgen Ligand Binding Domain on the Androgen Receptor inside prostate cancer cells with drugs known as anti-androgens. Thus, these two different effects are achieved through two separate therapeutic approaches. The first approach is often to reduce the amount of androgens produced in the body, primarily in the testes. This can be achieved by surgical castration by removal of both testicles, referred to as an orchiectomy, or alternatively through use of one or two different kinds of ADT drugs, called chemical castration.

One chemical castrating therapeutic drug is known as a luteinizing hormone-releasing hormone, or LHRH agonist drug. This type of drug is exemplified by compounds such as Zolodex that lower the native production of testosterone from the adrenal gland. A second chemical castrating therapeutic approach uses drugs known as anti-androgens, which directly block the interaction of androgens from binding to the ligand binding domain of the Androgen Receptor, or AR-LBD. For example, Bicalutamide (Casodex®) is an anti-androgen drug that binds to the AR-LBD and displaces or blocks androgen binding to the AR-LBD and thus inhibits normal AR function. Bicalutamide is now a generic. Additional generic anti-androgens include Flutamide (also known as Nilutamide). Bicalutamide is still one of the largest selling of the anti-androgen CS-PCa therapeutic drugs, with AstraZeneca reporting global annual sales of about $550 million in 2011, according to its public disclosures of sales. Anti-androgens and LHRH agonists often are given in combination therapy, an approach known as a Combined Androgen Blockade. However, because these ADT therapies operate by reducing the ability of androgen hormone to bind and activate the AR to fuel the growth of prostate cancer cells, they generally are effective only on prostate cancers that remain hormone-sensitive, that is, those men with CS-PCa tumors that still depend on androgen and the AR-LBD for PCa cell growth. Adamis, collaborators, and many others now commonly recognize that androgen deprivation therapy causes prostate cancer cell programmed cell death, referred to as apoptosis, and can also contribute to pathophysiological chronic inflammation in men with CS-PCa. There is significant published data supporting the important role of chronic inflammation in the change from CS-PCa to CR-PCa.

Most animal and human prostate cancer initially is hormone-sensitive and thus initially responds to ADT. However, according to a study published in the October 7, 2004 issue of The New England Journal of Medicine, and other studies, virtually all hormone-sensitive metastatic prostate cancer (CS-PCa) are commonly believed to undergo changes that convert CS-PCa to the castration-resistant (CR-PCa) state within a median of 18-24 months after initiation of ADT. Once in this ADT resistant CR-PCa state, CR-PCa generally continues to grow even when there is a significant reduction of testosterone production. The change to the castration-resistant state is generally determined based on monitoring either rising levels of prostate-specific antigen, or PSA, in prostate patients’ blood serum, or by documented disease progression as evidenced by radiographic imaging tests (via patient MRI or bone scans) or the CR-PCa patients’ presentation of significant clinical symptoms, including pain with or without chronic fatigue. Metastatic prostate cancer that has become castration-resistant most often becomes more highly advanced, resistant to therapy, and extremely aggressive. These patients have a median survival of often only 10 to 16 months because, at present, there is no successful medium- or long-term chemotherapy or immunotherapy treatment for advanced metastatic CR-PCa. Treatment of patients with CR-PCa remains a clinical challenge.

In summary, the standard treatment for localized advanced, recurrent, and metastatic prostate cancer is ADT, which blocks the growth promoting effects of androgens and activates apoptosis. After an initial favorable response, progression to androgen-independence or castration resistance is the usual outcome, for which there are currently no curative treatment options. Some brief survival extensions can sometimes be achieved using current Taxol-based chemotherapy protocols, or recently approved therapies such as Provenge and ZYTIGA.

We believe that APC-100, -200 and -300 may offer significant new treatments for prostate cancer and inflammation. In animal studies conducted to date, all three of these compounds were safe and well tolerated, and are active not only against castrate sensitive, but also against castrate resistant prostate tumors.

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

In 2006, APC-100 was awarded the National Cancer Institute, or NCI, Rapid Award. The award is given for promising new drugs for the treatment of cancer and resulted in significant funding for research and development of APC-100. The development of APC-100 has been funded by Michael Milken’s Prostate Cancer Foundation, the Department of Defense’s Congressionally Directed Medical Research Programs’ Prostate Cancer Research Program, as well as grants and contracts from the U.S. Public Health Service and the NCI.

We submitted an Investigational New Drug application, or IND, to the FDA at the end of February 2011, and supplemented the IND in April 2011, seeking approval to permit us to commence human clinical trials for the compound in men with castrate-resistant prostate cancer. On August 11, 2011, we announced that we had enrolled the first patient in a Phase 1/2a prostate cancer clinical study relating to the use of the APC-100 product to treat men with castrate-resistant prostate cancer. The study began at the University of Wisconsin Carbone Cancer Center and has been extended to the Wayne State University Karmanos Cancer Institute. Both of these institutions are currently named within “The Prostate Cancer Clinical Trials Consortium,” which is made up of a 13 member clinical trial research group sponsored by the Prostate Cancer Foundation and the Department of Defense that capitalizes on their scientific expertise and institutional resources with the goal of rapidly bringing new discoveries to prostate cancer patients. In the trial, each patient will be assessed for toxicity, biochemical responses (PSA), radiographic and clinical responses. We estimate that the Phase 1/2 clinical trial specified in the IND could require approximately 18 months in total, and that the total cost of the clinical trial could be in the range of approximately $2.1 million. After completion of the anticipated Phase 1/2a APC-100 trial, we expect that we would meet with the FDA to review the trial results and determine extension of the Phase 2a to Phase 2b.

APC-200. APC-200 is a drug candidate for both castrate-sensitive and castrate resistant prostate cancer. APC-200 blocks androgen-induced hydrogen peroxide production and inflammation and inhibits mouse PCa. Whereas acute inflammation is important for host defenses, for example against acute bacterial and viral infections in the prostate, chronic inflammation can contribute significantly to prostate tumor initiation, growth, progression and metastic PCa. In animal studies conducted to date, APC-200 was an excellent inhibitor of chronic inflammation, also completely inhibiting oxidase mediated high rates of hydrogen peroxide production in vivo, and significantly delaying prostate cancer progression and death in the standard mouse prostate cancer model (TRAMP - transgenic adenocarcinoma of the mouse prostate – mouse model). TRAMP mice have spontaneously developing prostate cancer, where all animals usually die from metastatic PCa at 22 weeks of age. In the TRAMP animal studies conducted to date, APC-200 repeatedly demonstrated a statistically significant therapeutic efficacy and a strong safety profile with highly desirable pharmacological therapeutic characteristics and with the capacity to be administered as either an oral or injectable drug.

APC-200 is being developed as an oral drug, specifically in appropriate formulations for patients with PCa for whom ADT is currently not approved or appropriate with standard-of-care therapeutics. APC-200 may fulfill an unmet medical need for which there is no approved drug on the market, in that it might be given after surgery or radiation, but before or with ADT, since it has been shown to be a potent anti-inflammatory drug in the animal studies conducted to date. In pre-clinical studies conducted to date, APC-200 effectively inhibited the androgen-induced oxidase-mediated increased production of hydrogen peroxide in prostate tissues and inhibited inflammation which has been recognized to be an important factor in the induction and progression of prostate cancer. In the TRAMP mouse PCa model, APC-200 increased survival and time to tumor progression, and demonstrated inhibition of PSA secretion by human tumors and low toxicity with no pro-estrogenic or other negative side-effects. In 2007, APC-200 was awarded the NCI Rapid Award.

Pre-clinical safety, pharmacology and toxicology studies are being conducted. GMP manufacture development of APC-200 for oral administration has been initiated. A clinical protocol for the use of APC-200 for the treatment of prostate cancer has been completed with the exception of the dosing schedule, which is dependent on the toxicology data. Toxicology studies and GMP manufacturing have been delayed due to lack of funding, but will be undertaken and completed once we have adequate funding. After conclusion of the pre-clinical development activities, such as GMP manufacturing of drug substance and drug product, as well as conclusion of the pre-clinical safety, pharmacology and toxicology studies, we anticipate filing and opening an Adamis-sponsored IND relating to the clinical investigation of oral APC-200 in PCa patients with castrate resistant prostate cancer, assuming adequate funding and no unexpected delays.

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

APC-300 inhibited human androgen receptor protein production in these studies. It also inhibited PSA secretion by human PCa cells, which is a serum marker for human prostate cancer. Based on the pre-clinical studies conducted to date, APC-300 clearly targets microtubule assembly and regulation, inhibits inflammation and is a potent pro-apoptotic therapeutic oral drug with potential for human prostate cancer patients. Based on pre-clinical studies conducted to date, APC-300 also (i) inhibits prostate growth with simultaneous effects on the level of alpha-tubulin and beta-tubulin (the microtubule structural proteins), Stathmin (a micotubule regulating protein) and Survivin (a microtubule-regulatory downstream target/pro-survival protein), (ii) induces Fas receptor-mediated apoptotic signaling, (iii) decreases the level of the anti-apoptotic protein cFLIP, (iv) decreases transcriptional activation of Survivin and cFLIP, and (v) has a strong safety profile and desirable pharmacological characteristics with the capacity to be administered as either an oral or injectable drug or as a nutraceutical. Because of its multiple mechanisms of action, we believe that APC-300 may have potential applications in the treatment of other tumor types in which microtubule inhibitors have already been shown to be effective, including melanoma, as well as in prostate cancer. We have not yet developed a clinical protocol and other materials for submission of an IND, due to funding limitations, and we expect to begin that process once we have adequate funding.

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

Telomerase is an enzyme that adds DNA sequence repeats (for example, “TTAGGG”) to the 3’ end of DNA strands in the telomere regions of chromosomes at every cell division. Telomerase confers the immortality trait that converts normal cells into cancer cells and prevents the erosion of telomeres and end-to-end chromosomal fusion. As such, telomerase is over-expressed in the vast majority of differentiated cancer cell types. Importantly, telomerase is also necessary for self-renewal of cancer stem cells and cancer cell progenitors. Based on the foregoing, telomerase reverse transcriptase, or TERT, is an antigen or tumor marker expressed in both differentiated and progenitor cancer cells making vaccination against TERT a potentially effective measure to induce an immune response against cancer cells at both stages of differentiation.

The vaccine product candidate is composed of the patient’s own circulating B lymphocytes harboring a unique patented engineered plasmid DNA. The transfection (plasmid DNA entering the B cell) procedure is “spontaneous,” requiring no facilitating molecules or devices. Based on tests conducted to date, after approximately 60 minutes of incubation with the plasmid, the cells can be re-infused back into the patient. In studies conducted to date, the TeloB-VAX prostate cancer vaccine candidate induced a potent cellular immune response against the common cancer marker, TERT.

In a Phase 1 study completed at UCSD in castrate resistant prostate cancer patients, the vaccine product candidate was safe, non-toxic and immunogenic. Either a single injection or two injections of TeloB-VAX, spaced one month apart, was shown to induce a specific CD8 T cell response. More important, the T cells induced post-vaccination were shown to specifically kill prostate cancer cells.

We believe that if future trials are successful and a vaccine product is developed, such a vaccine product may have a number of competitively advantageous features, including: prolonged antigen presentation by B cells (five days); a unique patented platform technology using a cancer antigen marker that is increased in approximately 85% of all tumors; induces an immune response after a single injection; no need for complicated culture procedures; much fewer steps; and potentially lower cost than other competitive products.

We will initially focus development of the telomerase technology for prostate cancer. However, if the vaccine technology is successful, we intend to develop the technology for other indications such as breast, lung and colon cancer.

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

The technology that provides the basis of our research and development in this area was developed by Dr. Maurizio Zanetti, M.D., a professor at the Department of Medicine at UCSC. Dr. Zanetti has developed and patented a method of DNA vaccination by somatic transgene immunization, or STI. We have entered into a worldwide exclusive license with Dr. Zanetti, through a company of which he is the sole owner, Nevagen, LLC, to utilize the technology within the field of viral infectious agents. We believe that the technology may have broad applications and intend to target viral disease indications for its initial proof of concept.

STI, also sometimes called TLI, has already been tested in Phase I studies in humans for other vaccine applications. An immune response was elicited in the study, and the results suggested that the procedure was safe. Testing, for instance for influenza, is currently at the preclinical stage. If successful, STI may provide a vaccine for a wide variety of forms of influenza, including avian flu, although there are no guarantees that any of the trials will be successful or that a commercial product will be developed or marketed.

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

Experiments conducted by third parties for us utilizing the STI technology in mice have shown that T-cell immunity can be induced in vivo by a single intravenous inoculation of naïve B lymphocytes genetically programmed by ex vivo transgenesis. This is accomplished by administering a plasmid DNA under control of a B cell specific promoter. The process is entirely spontaneous and mimics the process of viral infection, which is intracellular replication. Results show the induction of systemic effector CD4 and CD8 T-cell responses within 14 days after administration of the transgenic B cells. Durable immunologic memory is also induced. It has been demonstrated that a single injection of 5 x 103 transgenic B lymphocyte induces complete protection from a lethal virus challenge. The following outlines the protocol used in the mouse trial:

●	A small amount of blood was drawn from mice
●	B cells were separated from the blood and transfected with DNA from flu virus
●	Transfected lymphocytes, or priming B cells, were re-infused into the mice
●	A lethal challenge of virus was administered via aerosol 14-21 days after re-infusion
●	For controls, mice were injected with priming B cells transfected with DNA not specific for the flu

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

We currently intend to focus initially on the development of one or more of the other recently licensed prostate cancer product candidates and technologies, and as a result the timing of development of this viral vaccine technology is subject to uncertainty.

Savvy/C31G

On December 7, 2010, we announced the successful completion of a Phase 3 contraceptive trial of ourcontraceptive gel product candidate named Savvy (C31G). The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States. The results of the NICHD study were published in December 2010 in Obstetrics and Gynecology. The Phase 3 trial was a randomized, double-masked, controlled comparator study to assess whether a gel containing the spermicide C31G was non-inferior to Conceptrol®, a commercially available product containing nonoxynol-9 (N-9). The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug Conceptrol®. Thus, the study met its primary objective. Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study. No drug-related serious adverse events were observed with C31G. Drug-related side effects of C31G were generally mild and did not lead to discontinuation.

Currently, to our knowledge all spermicides commercially available in the U.S. contain the active ingredient N-9 in a carrier such as a gel, film, cream, foam, suppository, or tablet. N-9 has been reported in some studies to cause irritant and allergic reactions in some users. Although the Conceptrol® product was effective and well-tolerated in the NICHD comparative trial, there were a significantly lower number of drug-related events with the C31G gel and fewer women discontinued the study due to drug-related side effects. C31G does not contain nonoxynol-9 and, if commercialized, may offer an alternative for women who seek a non-hormonal method of contraception.

C31G previously was the subject of two Phase 3 clinical trials conducted in Africa, supported by Family Health International and the United States Agency for International Development, to determine whether C31G was safe and effective for reducing women’s risk of acquiring HIV infection. The external independent Data Monitoring Committee reviewing those trials concluded in 2005 and 2006 that, while there were no safety concerns based on the results of the studies to date, continuing the trials would not allow the effect of C31G on HIV acquisition to be determined because of a lower than expected rate of HIV seroconversion in the trials. The committee determined that continuation of the trials was not warranted due to a lack of statistical significance between C31G gel and the vehicle control in the interim data. Accordingly, the trials were discontinued.

We intend to meet with the FDA to discuss the regulatory pathways for submitting an NDA for marketing approval, including whether any additional trials will be required before an NDA is submitted. In considering commercialization alternatives, we will likely seek to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of contraception. The C31G product candidate is held by our Biosyn, Inc. subsidiary and was acquired in 2004 with Cellegy’s acquisition of Biosyn. Provisions in the acquisition agreement between Biosyn and Cellegy, and in certain of the funding agreements and other agreements relating to the C31G product, provide for payments to the former Biosyn shareholders upon marketing approval by the FDA (or, in certain circumstances, certain foreign regulatory authorities) of C31G for one or more indications and payments to certain other third parties in the event of sales or other revenues relating to C31G or certain other events. In addition, sale or out-licensing of the C31G product candidate may require the consent of one or more such third parties. As a result, commercialization of the product may require renegotiation of the provisions relating to the former Biosyn shareholders and such third parties. Accordingly, there can be no assurances that we will be able to successfully conclude a transaction involving C31G or concerning the amounts that we might receive from any such transaction.

License Agreements

License Agreements Relating to APC-100, APC-200 and APC-300

On February 24, 2010, we entered into an Assignment, Assumption and Stock Acquisition Agreement with Colby Pharmaceutical Company, a privately held company, relating to the APC-100, APC-200 and APC-300 product candidates. Under the agreement as amended, Colby assigned to us the license agreement relating to the APC-300 compound in consideration of the issuance to Colby of 800,000 shares of our common stock, and agreed that the agreements relating to the APC-100 and APC-200 would be assigned upon satisfaction of certain conditions, in exchange for additional shares. Colby licensed the patents, patent applications and related intellectual property relating to the compounds pursuant to license agreements with the Wisconsin Alumni Research Foundation, or WARF, the licensor. In October 2010, Adamis and Colby amended the agreement. Under the amendment, Colby assigned and transferred to us the license agreements relating to APC-100 and APC-200 in consideration for the issuance to Colby of 5,000,000 shares of our common stock. Additionally, we issued 1,250,000 shares to each of two principals of Colby, for consulting services in connection with the intellectual property covered by the license agreements.

The APC-100 and APC-200 license agreements are dated January 26, 2007. The APC-300 license agreement is dated January 2, 2008. Under each separate agreement, WARF grants to us, as the licensee, an exclusive license, with rights of sublicense, under the patents and patent applications identified in the agreement, for the fields of human nutraceuticals, preventatives, therapeutics and diagnostics and for all territories worldwide that are covered by any of the licensed patents.

The license agreements include milestones that we, as the licensee, agree to meet by certain dates, relating to obtaining cumulative funding by certain dates, the filing of an IND relating to a covered product, enrollment of a first patient under a Phase II clinical trial by certain dates, and filing of an NDA with the FDA relating to a covered product by certain dates. WARF has the right to terminate the license agreement with advance notice if we fail to meet any of the funding milestones or commercialization milestones. Under each agreement, we agree to pay WARF a milestone payment of $25,000 upon the filing of the first IND or comparable regulatory filing for a covered product, and additional payments upon the achievement of the additional milestones, aggregating approximately $600,000.

Under all of the agreements, we agree to pay product royalties to WARF based on net sales of covered products, at a rate of 5% of net sales. The agreements include customary stacking provisions providing for a reduction in royalties if we become obligated to pay royalties to other third parties on sales of covered products, but in all events the rate will be not less than 2.5% of net sales. In addition, if we receive any fees or other payments in consideration for any rights granted under a sublicense, and the fees or payments are not based directly on the amount or value of products sold by the sublicensee or provided as reimbursement for research and development costs incurred by us, then we are obligated to pay to WARF a percentage of such payments, ranging from 10% to 40% depending on what the stage of regulatory approval and clinical trial development at the time the payments are received.

Each agreement provides that we will reimburse WARF for legal fees and other costs incurred in filing, prosecuting and maintaining the licensed patents during the term of the agreement. These amounts will accrue for a period of four years after the date of the agreement, after which time the accrued amounts will be paid in four annual installments.

The term of each agreement continues until the date that none of the licensed patents under the agreement remains an enforceable patent. We may terminate the agreement at any time with 90 days prior notice to WARF. WARF may terminate the agreement if the date of first commercial sale of a covered product does not occur by December 31, 2020 under the APC-100 and APC-200 agreements and December 31, 2021 under the APC-300 agreement. WARF may also terminate the agreement following our failure to meet a funding or commercialization milestone, or if we fail to pay amounts when due or deliver a development report or commits a material breach of the agreement and fail to cure the default within 90 days.

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

For the first indication of a licensed product, we will make payments upon reaching specified milestones in clinical development and obtaining U.S. regulatory approval for a licensed product, potentially aggregating $1.87 million if all milestone payments are made, including obtaining U.S. regulatory approval for a licensed product. Similar payments apply to the second indication of a licensed product.

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

We are responsible for payment of patent costs relating to the licensed patents, including patent costs previously incurred by the universities. In the agreement, we agree to diligently proceed with the development, manufacture and sale of licensed products, and to satisfy certain development and regulatory submission milestones by certain dates. Failure to satisfy these obligations permits the universities to either terminate the license agreement or convert the license to a non-exclusive license. The universities may terminate the agreement if we fail to perform or violate any term of the agreement and do not cure the default within 60 days of notice. We may terminate the agreement upon 90 days notice to the universities.

License Agreement Relating to Vaccine Technologies

On July 28, 2006, we entered into a worldwide exclusive license agreement with Dr. Zanetti, through a company of which he is the sole owner, Nevagen, to utilize technology held by Nevagen within the field of viral infectious agents. The intellectual property, or IP, licensed by Adamis includes the use of the technology known as “Transgenic Lymphocyte Technology,” or TLI, covered by certain U.S. and foreign patents and patent applications. The U.S. patent was issued on October 9, 2007 and will expire on April 27, 2019, 20 years from the filing date of the earliest U.S. non-provisional application upon which the patent claims priority. The field for this license is the prevention and treatment and detection of viral infectious diseases. The license will terminate with the expiration of the U.S. patent for the IP.

As part of the initial license fee we granted Dr. Zanetti the right to purchase 1,000,000 shares of our common stock at a price of $0.001 per share, and he subsequently exercised that right. In addition, we paid Nevagen an initial license fee of $55,000. For the first product, we will make payments upon reaching specified milestones in clinical development and submission of an application regulatory approval, potentially aggregating $900,000 if all milestone payments are made. As of the date of this Annual Report, no milestones have been achieved and no milestone payments have been made. The agreement also provides that we will pay Nevagen royalties, in the low single digits, payable on net sales received by us of products covered by the IP. If additional technologies are required to be licensed to produce a functional product, the royalty rate will be reduced by the amount of the royalty paid to the other licensor, but not more than one-half the specified royalty rate. Royalties and incremental payments with respect to influenza will continue until reaching a cumulative total of $10 million.

Adamis and Nevagen have the right to sublicense with written permission of the other party. In the event that Nevagen sublicenses or sells the improved technology to a third party, then a portion of the total payments, to be decided by mutual agreement, will be due to us. If we sublicense the IP for use in influenza to a third party, Nevagen will be paid a fixed percentage of all license fees, royalties, and milestone payments, in addition to royalties due and payable based on net sales.

If the IP is sublicensed by us to another company for any indication in the field covered by the license agreement other than with respect to influenza, Nevagen will be paid a portion of all license fees, royalties and milestone payments, with the percentage declining over time based on the year in which the sublicense is granted. Certain incremental non-flu virus related sublicensing payments described in the license agreement are specifically excluded from the royalty cap.

All improvements of the IP conceived of, or reduced to practice by us, or made jointly by us and Nevagen, will be owned solely by us. We granted Nevagen a royalty-free nonexclusive license to use any improvements made on the existing technology for research purposes only, but not for any commercial purposes of any kind. We have agreed to grant to Nevagen a royalty-free license for any improvement needed for the commercialization of the IP for Nevagen’s use outside the field licensed to us. If Nevagen sublicenses or sells the improved technology to a third party, then a portion of the total payments, to be decided by mutual agreement, will be due to us. We also have the right of first offer to license certain related technologies from Nevagen, if and when it becomes available.

We have the right to terminate the agreement if it is determined that no viable product can come from the licensed technology. Upon such termination, we would be required to transfer and assign to Nevagen all filings, rights and other information in our control. We would retain the same royalty rights for license, or sublicense, agreements if the technology is later developed into a product. Either party may terminate the license agreement in the event of a material breach of the agreement by the other party that has not been cured or corrected within 90 days of notice of the breach.

Sources and Availability of Raw Materials; Manufacturing

We purchase, in the ordinary course of business, necessary raw materials, components and supplies essential to our operations from several suppliers in the U.S. and overseas. We have entered into a contract with a manufacturing organization for the development and production of our PFS Syringe product. We intend to monitor these arrangements and to seek to provide a continued supply of both raw materials and components.

We do not currently have in-house manufacturing capabilities. We rely on third party contract manufacturers to make the material used to support the development of our product candidates. We purchase the material used in our clinical trial activities from various companies and suppliers.

Sales and Marketing

During fiscal 2011, we materially reduced our sales force in light of the absence of marketing efforts relating to our allergy and respiratory products, and we do not currently have any sales force, as we did not market allergy, respiratory or other products during fiscal 2012. If the PFS Syringe product is approved for marketing and is commercially launched, we intend either to hire and train sales representatives or else retain a third party sales force. Additional sales representatives may be retained if an aerosolized inhaled nasal steroid product is developed and launched.

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

Even if our products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if there are unanticipated problems with the products, these products could be subject to restrictions or withdrawal from the market. Even if regulatory approval of a product is granted, the approval may be subject to requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with the products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

Clinical Trials

A company typically conducts human clinical trials in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product in a small number of patients or healthy volunteers, primarily for safety at one or more doses and, for vaccine products, immunogenicity. Phase 1 trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase 2 trials, in addition to safety, evaluate the efficacy of the product in a patient population somewhat larger than Phase 1 trials and the dose tolerance and optimal dosage. In some cases, a sponsor may decide to run what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 clinical trial. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A company must submit to the FDA a clinical plan, or “protocol,” which must also be approved by the IRBs at the institutions participating in the trials, prior to commencement of each clinical trial. The trials must be conducted in accordance with the FDA’s good clinical practices. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time. In some cases, the FDA may conditionally approve an NDA or BLA for a product candidate based on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA or BLA approval. Such post-approval trials are typically referred to as Phase 4 studies.

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

Allergy and Respiratory Products

Several of our allergy and respiratory products that we previously marketed before 2011, including AeroHist Caplets, AeroHist Plus Caplets, AeroKid Oral Liquid and AeroOtic HC Ear Drops, were not the subject of a new drug application or ANDA, and have not been specifically approved by the FDA for marketing by us. We did not market these products during fiscal 2011 or fiscal 2012. These products were marketed for many years and, we believe, are similarly situated to products marketed by many companies that are marketed without an approved new drug application or abbreviated new drug application. The products are drug listed with the FDA in the National Drug Code Directory, but such listing does not constitute FDA approval of the products. In June 2006, the FDA issued a Compliance Policy Guide for Marketed Unapproved Drugs, which addressed some of the considerations utilized by the FDA in exercising its discretion with respect to products marketed without FDA approval. The guide does not establish legally enforceable responsibilities on the FDA and generally only represents the agency’s current thinking on a topic. The guide emphasizes that any product that is being marketed without required FDA approvals is subject to FDA enforcement action at any time. If the FDA were to issue a Federal Register Notice outlining revised conditions for marketing, which could include calling for the submission of an application for products such as our cough/cold products, then if we desired to market any such products, we would take appropriate action so as to be in compliance with any such policies. The FDA might also require clinical trials in support of any such applications, and we would need to evaluate our alternatives in light of the costs required to conduct such trials, which could be substantial, compared to the economic benefit to us from such products. In addition, independently of such actions, at any time the FDA could also exercise its discretion to proceed against us and require immediate withdrawal of such products, if we decided to commence marketing them, from the market, or prohibit us from marketing such products without first conducting required trials and obtaining approvals, or impose other penalties on us. As described elsewhere in this Form 10-K, in 2010 the FDA issued a warning letter indicating that we should not market the PFS Syringe product without FDA marketing approval and that the product may be sold only after an application has been submitted to the FDA and approved.

Some of our unapproved allergy and respiratory products include extended release formulations, which may subject us to a higher risk of FDA enforcement action should we decide to commence marketing them. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients, but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which FDA cannot grant effective approval of an ANDA based on that listed drug.

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

Fast Track Designation/Priority Review

Congress enacted the Food and Drug Administration Modernization Act of 1997, or the Modernization Act, in part to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the development and review for certain new products. The Modernization Act establishes a statutory program for the review of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a Fast Track product at any time during the development of the product, prior to a new drug application submission. If appropriate, we intend to seek fast track designation, accelerated approval or priority review for our biological drug candidates.

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

Anti-Kickback, False Claims and Other Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes, false claims statutes and the federal Physician Payment Sunshine Act. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also implicate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs. A number of states have anti-kickback laws that apply regardless of the payor.

In addition, the federal Physician Payment Sunshine Act, when implemented, will require the reporting by drug manufacturers of “payments or transfer of value” made or distributed to physicians and teaching hospitals, with limited exceptions. Failure to comply with the reporting obligations may result in civil monetary penalties.

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

Other Government Regulation

In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other similar federal and state laws regarding, among other things, occupational safety, the use and handling of radioisotopes, environmental protection and hazardous substance control. Although we believe that we have complied with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development may involve the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

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

Allergy and Respiratory Products. Our allergy and respiratory products and inhaled nasal steroid product, if developed and launched, will compete with numerous prescription and non-prescription over-the-counter products targeting similar conditions, including, in the seasonal or perennial rhinitis areas, cough and cold, as well as prescription generic products, and with other inhaled nasal steroid products. In addition, a number of large pharmaceuticals companies produce pharmaceutical products, such as antihistamines, corticosteroids and anti-leukotriene agents, which manage allergy and respiratory symptoms. The FDA granted marketing approval of TEVA Pharmaceutical Industries Ltd’s Qnasl nasal steroid product in March 2012. The PFS Syringe product, if commercialized, will compete against other self-administered epinephrine products, including EpiPen, EpiPen Jr. and Twinject.

Prostate Cancer and Vaccine Products. The development and commercialization of new drugs for cancer, and of vaccine products for viral infections, is highly competitive. Most of the larger pharmaceutical companies, and many smaller public and private companies, have products or are engaged in research and development activities in these fields. Some of the products approved by the FDA for certain prostate cancer-related indications include, but are not limited to, antiandrogens (such as Leuprolide, Goserelin and Buserelin), Provenge®, Docetaxel, JEVTANA®, and ZYTIGA® (abiraterone acetate), and other products, such as Medivation, Inc.’s MDV3100 and Bavarian Nordic’s PROSTVAC®, are the subject of ongoing clinical trials in men with metastatic castrate-resistant prostate cancer.

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

Most of the entities developing and marketing competing products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than we have. Smaller or early-stage companies may also prove to be significant competitors, particularly for collaborative agreements with large, established companies and access to capital. These entities may also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

During 2010, we acquired license agreements covering intellectual property relating to three small molecule anti-inflammatory compounds, named APC-100, APC-200 and APC-300, for the potential treatment of human prostate cancer (PCa). The intellectual property covered by the agreements was licensed from the Wisconsin Alumni Research Foundation, or WARF. The patents and applications covered by the license agreements include two issued U.S. patents and related U.S. and foreign patents and patent applications.

The license agreements pursuant to which we license the telomerase vaccine technology cover two U.S. patents.

We are the exclusive licensee, under the license agreement with Nevagen, of rights under two issued U.S. patents, and related U.S. and foreign patents applications, relating to the TLI technology, in the field of prevention and treatment and detection of viral infectious diseases. The licensed intellectual property includes the use of the technology known as “Transgenic Lymphocyte Technology.”

We currently hold one U.S. patent relating to Savvy gel for the reduction in transmission of HIV infection.

It is impossible to anticipate the breadth or degree of protection that any of the above patents will afford, or whether we can meaningfully protect our rights to our unpatented trade secrets. No assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology. Because of limited financial resources, we may not have the financial resources to prepare, file, or prosecute all of the patent applications that we might otherwise desire, or to maintain all U.S. and foreign patents that have previously been issued.

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

Patent litigation is widespread in the biotechnology industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned or licensed by us, or to determine the scope and validity of the proprietary rights of third parties. Except as described in “Item 3. Legal Proceedings” below, no third party has asserted that we are infringing such third party’s patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that we would prevail in any such litigation or that we would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If other companies prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to us even if the outcome is favorable to us. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to our trade secrets or disclose such technology to the public or that Adamis can maintain and protect unpatented proprietary technology. We typically require our employees to execute confidentiality agreements upon commencement of employment with us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that our trade secrets will not otherwise become known or be discovered independently by our competitors.

Employees

As of June 29, 2012, we had eight full-time employees and no part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file or furnish reports and information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information and documents. These reports and other information concerning us may be obtained at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or accessed through the SEC’s website at http://www.sec.gov or by calling 1-800-SEC-0330. Upon written request to the Company at Adamis Pharmaceuticals Corporation, 11455 El Camino Real, Suite 310, San Diego, CA 92130, Attention: Chief Financial Officer, the Company will provide a copy of the annual report on Form 10-K to any stockholder. The information on our website is not incorporated into, and is not part of, this annual report.

ITEM 1A:	RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Condition

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended March 31, 2012, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2012 and 2011, indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will rapidly exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We require additional financing.

We incurred a net loss of approximately $5.3 million for the year ended March 31, 2012. At March 31, 2012, we had approximately $7,500 in cash and cash equivalents, no accounts receivable, and significant liabilities and obligations. As described below under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources,” after the end of our fiscal 2012 year, on April 2, 2012, we completed a private placement financing transaction with an investor, pursuant to which we issued a 10% Senior Convertible Note in the aggregate principal amount of $1.0 million and 1,000,000 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses; and on June 11, 2012, we completed (i) a private placement with the same investor, pursuant to which we issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 and 500,000 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses, and (ii) a private placement with a different investor, pursuant to which we issued a Convertible Promissory Note in the aggregate principal amount of $500,000 and 500,000 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses.

At June 13, 2012, we had cash and cash equivalents of approximately $1.1 million and absent additional funding, we believe that our cash and cash equivalents will be sufficient to fund our operations only through approximately August 31, 2012. Continued operations are dependent on our ability to complete additional fund raising transactions. Given the recent downturn in the economy, such additional funds may not be available at all or may not be available on reasonable terms. If we do not obtain additional funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

Our management intends to address any shortfall of working capital by attempting to secure additional funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that we will be able to obtain any required funding. If we are unsuccessful in securing funding, we will defer, reduce or eliminate certain planned expenditures. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to obtain additional financing on acceptable terms, if at all. If adequate funds are not available on acceptable terms, we will be required to delay development or commercialization of some or all of our products, to seek to license to third parties the rights to commercialize certain products that we would otherwise seek to develop or commercialize internally, or to reduce resources devoted to product development. Delays in obtaining funding to support the development and introduction of our products would delay commercial introduction of products, reduce our revenues and income, require additional funding from other sources, and adversely affect our ability to fund research and development efforts for cancer indications, vaccine product candidates and other product candidates. In addition, one or more licensors of patents and intellectual property rights that we have in-licensed could seek to terminate our license agreements if our lack of funding made us unable to comply with the provisions of those agreements. If we did not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Even if we successfully obtain additional funding in the near future, we are subject to the risks associated with early stage companies, including: the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

Statements in this Report concerning our future plans and operations are dependent on our ability to secure adequate funding and the absence of unexpected delays or adverse developments.

The statements contained throughout this Annual Report concerning future events or developments or our future activities, including concerning, among other matters, current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated meetings with the FDA or other regulatory authorities concerning our product candidates, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities in a timely manner. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain sufficient funding, or unexpected development or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring.

We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

We incurred net losses of approximately $31 million since inception and net losses of approximately $4.9 million for our fiscal year ended March 31, 2012. From inception through March 31, 2012, we have an accumulated deficit of approximately $31 million. These losses will increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. The future earnings and cash flow from operations of our business are dependent, in part, on our ability to further develop our products and on revenues and profitability from sales of our allergy and respiratory products and product candidates.

There can be no assurance that we will grow or be profitable. There can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis. We expect to have quarter-to-quarter fluctuations in revenues and expenses, some of which could be significant, due to manufacturing, marketing, research, development, and clinical trial activities. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our products do not achieve market acceptance, we may never become profitable. As we commercialize and market products, we will need to incur expenses for product marketing and brand awareness and conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Risks Related to Our Business and Industry

Our limited operating history may make it difficult to evaluate our business and our future viability.

We are in the early stage of operations and development and have only a limited operating history on which to base an evaluation of our business and prospects. Similarly, we acquired rights to the technologies underlying APC-100, APC-200 and APC-300, and the telomerase technology, during 2010 and 2011. We are subject to the risks inherent in the ownership and operation of a company with a limited operating history, such as regulatory setbacks and delays, fluctuations in expenses, competition, the general strength of regional and national economies, and governmental regulation. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

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

The production and marketing of our products and potential products and our ongoing research and development, pre-clinical testing and clinical trial activities are currently subject to extensive regulation and review by numerous governmental authorities in the United States and will face similar regulation and review for overseas approval and sales from governmental authorities outside of the United States. Most of the product candidates that we are currently developing must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, more difficult and more costly to bring our potential products to market, and we cannot guarantee that any of our potential products will be approved. For example, there can be no assurances that we will file an application with the FDA for marketing approval of our PFS Syringe product, that the FDA will ultimately grant marketing approval for the PFS Syringe product, or concerning the timing of filing a marketing application or obtaining any such FDA approval. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and many products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we or our collaboration partners do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Failure to obtain FDA or other required regulatory approvals, or withdrawal of previous approvals, would adversely affect our business. Such failure or withdrawal may be encountered due to, among other reasons, lack of efficacy during clinical trials, unforeseen safety issues, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States and abroad. In the United States, there is stringent FDA oversight in product clearance and enforcement activities, causing medical product development to experience longer approval cycles, greater risk and uncertainty, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted, or may prevent us from broadening the uses of products for different applications. In addition, we may not receive FDA approval to export our potential products in the future, and countries to which potential products are to be exported may not approve them for import.

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

Like many companies our size, we do not have the ability to conduct preclinical or clinical studies for our product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities and clinical research organizations, or CROs, that have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies, as well as all associated tasks connected with these studies. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions. We intend to rely on third parties to conduct clinical trials of our product candidates and to use different toxicology facilities and CROs for our pre-clinical and clinical studies.

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

Completion of clinical tests depends on, among other things, the number of patients available for testing, which is a function of many factors, including the number of patients with the relevant conditions, the nature of the clinical testing, the proximity of patients to clinical testing centers, the eligibility criteria for tests, as well as competition with other clinical testing programs involving the same patient profile, but different treatments. We will rely on third parties, such as contract research organizations and/or co-operative groups, to assist us in overseeing and monitoring clinical trials, as well as to process the clinical results and manage test requests, which may result in delays or failure to complete trials, if the third parties fail to perform or to meet the applicable standards. A failure by us or such third parties to keep to the terms of a product program development for any particular product candidate or to complete the clinical trials for a product candidate in the envisaged time frame could have significant negative repercussions on our business and financial condition.

We may not complete our clinical trials in the time expected, which could delay or prevent the commercialization of our products, which may adversely affect our future revenues and financial condition.

Although for planning purposes we will forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to factors such as delays, funding limitations, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient enrollment. Clinical trials involving our product candidates may not commence or be completed as forecast. In certain circumstances, we will rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. These trials may not commence or be completed as we expect and may not be conducted successfully. Failure to commence or complete, or delays in, any of our planned clinical trials could delay or prevent the commercialization of our products and harm our business and may adversely affect our future revenues and financial condition.

We are subject to the risk of clinical trial and product liability lawsuits.

The testing of human health care product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability and associated adverse publicity. We currently maintain liability insurance coverage of $5,000,000. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. As we conduct additional clinical trials and introduce products into the United States market, the risk of adverse events increases and our requirements for liability insurance coverage are likely to increase. We are subject to the risk that substantial liability claims from the testing or marketing of pharmaceutical products could be asserted against us in the future.  There can be no assurance that we will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit our business.  Moreover, our current and future coverages may not be adequate to protect us from all of the liabilities that we may incur. If losses from liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources. In addition, a product or clinical trial liability action against us would be expensive and time-consuming to defend, even if we ultimately prevailed. If we are required to pay a claim, we may not have sufficient financial resources and our business and results of operations may be harmed. A product liability claim brought against Adamis in excess of its insurance coverage, if any, could have a material adverse effect upon its business, financial condition and results of operations.

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

These problems include difficulties with production costs and yields, quality control (including stability of the product candidate and quality assurance testing), shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If our third-party contract manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations or under applicable regulations, our ability to provide product candidates to patients in our clinical trials or commercially would be jeopardized. As an example, our PFS Syringe product is currently manufactured by Catalent Pharma Solutions (an FDA licensed and approved cGMP facility) in Brussels, Belgium and, therefore, is subject to regulation by the Belgian Ministry of Health, as well as the FDA. If we file an application for marketing approval of the product and the FDA grants marketing approval, any delay or interruption in the supply of product could delay the commercial launch of the product or impair our ability to meet demand for the product. Difficulties in supplying products for clinical trials could increase the costs associated with our clinical trial programs and, depending upon the period of delay, require us to commence new trials or qualify new manufacturers at significant additional expense, possibly causing commercial delays or termination of the trials.

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

In both the United States and certain foreign jurisdictions, there have been and are expected to be a number of legislative and regulatory changes to the healthcare system in ways that could impact our ability to sell our products profitably, including the Patient Protection and Affordable Care Act signed into law in the United States on March 22, 2010. In recent years, new legislation has been enacted in the United States at the federal and state levels that effects major changes in the healthcare system, nationally and at the state level. These new laws include a prescription drug benefit plan for Medicare beneficiaries and certain changes in Medicare reimbursement. Given the recent enactment of these laws and other federal and state legislation and regulations relating to the healthcare system, it is still too early to determine their impact on the biotechnology and pharmaceutical industries and our business. The U.S. Congress continues to consider issues relating to the healthcare system, and future legislation or regulations may affect our ability to market and sell products on favorable terms, which would affect our results of operations, as well as our ability to raise capital, obtain additional collaborators or profitably market our products. Such legislation or regulation may reduce our revenues, increase our expenses or limit the markets for our products. In particular, we expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

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

We have entered into arrangements with third parties regarding development and commercialization of some of our products and may in the future seek to enter into collaborative arrangements to develop and commercialize some of our potential products both in North America and international markets. There can be no assurance that we will be able to negotiate collaborative arrangements on favorable terms or at all or that our current or future collaborative arrangements will be successful. Similarly, we may seek to sell, out-license or enter into other similar arrangements concerning one or more of our products or product candidates, such as our C31G product. There are no assurances that any third party will have an interest in pursuing discussions concerning any such transaction regarding C31G or any other product.

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

As part of our strategy, we may acquire or license additional product candidates that we believe have growth potential. There are no assurances that we will be able to identify promising product candidates. Even if we are successful in identifying promising product candidates, we may not be able to reach an agreement for the acquisition or license of the product candidates with their owners on acceptable terms or at all.

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

Competition among these entities to recruit and retain highly qualified scientific, technical and professional personnel and consultants is also intense. As a result, there is a risk that one or more of our competitors will develop a more effective product for the same indications for which we are developing a product or, alternatively, bring a similar product to market before we can do so. Failure to successfully compete will adversely impact the ability to raise additional capital and ultimately achieve profitable operations.

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

Our patents also may not afford protection against competitors with similar technology. We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our products or by covering the same or similar technologies that may affect our ability to market or license our product candidates. For example, patent applications filed with the USPTO are normally maintained in confidence for up to 18 months after their filing. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we or our licensors might not have been the first to invent, or the first to file, patent applications on our product candidates or for their use. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending these rights in foreign jurisdictions. If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in either the United States or foreign jurisdictions, our business prospects could be substantially harmed.

In addition, because of funding limitations and our limited cash resources, we may not be able to devote the resources that we might otherwise desire to prepare or pursue patent applications, either at all or in all jurisdictions in which we might desire to obtain patents, or to maintain already-issued patents.

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

Some of our allergy and respiratory products that have been drug listed with the FDA and that we marketed in the past were marketed without an approved new drug application or abbreviated new drug application. If we were to market these product again in the future, the FDA could at some future date seek to prevent marketing of these products, require that such products be marketed only after submission and approval of drug applications, or take other regulatory action against us with respect to these products, which could have an adverse effect on our business, financial condition and results of operations.

Several of our allergy and respiratory products that we previously marketed before 2011, including AeroHist Caplets, AeroHist Plus Caplets, AeroKid Oral Liquid and AeroOtic HC Ear Drops, were not the subject of a new drug application or ANDA, and have not been specifically approved by the FDA for marketing by us. We did not market these products during fiscal 2011 or fiscal 2012. These products were marketed for many years and, we believe, are similarly situated to products marketed by many companies that are marketed without an approved new drug application or abbreviated new drug application. The products are drug listed with the FDA in the National Drug Code Directory, but such listing does not constitute FDA approval of the products. In June 2006, the FDA issued a Compliance Policy Guide for Marketed Unapproved Drugs, which addressed some of the considerations utilized by the FDA in exercising its discretion with respect to products marketed without FDA approval. The guide does not establish legally enforceable responsibilities on the FDA and generally only represents the agency’s current thinking on a topic. The guide emphasizes that any product that is being marketed without required FDA approvals is subject to FDA enforcement action at any time. If the FDA were to issue a Federal Register Notice outlining revised conditions for marketing, which could include calling for the submission of an application for products such as our cough/cold products, then if we desired to market any such products, we would take appropriate action so as to be in compliance with any such policies. The FDA might also require clinical trials in support of any such applications, and we would need to evaluate our alternatives in light of the costs required to conduct such trials, which could be substantial, compared to the economic benefit to us from such products. In addition, independently of such actions, at any time the FDA could also exercise its discretion to proceed against us and require immediate withdrawal of such products, if we decided to commence marketing them, from the market, or prohibit us from marketing such products without first conducting required trials and obtaining approvals, or impose other penalties on us. As described elsewhere in this Annual Report, in 2010 the FDA issued a warning letter indicating that we should not market the PFS Syringe product without FDA marketing approval and that the product may be sold only after an application has been submitted to the FDA and approved. Some of our unapproved allergy and respiratory products include extended release formulations, which may subject us to a higher risk of FDA enforcement action should we decide to commence marketing them. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 may require that we incur substantial accounting and related expense and expend significant management efforts. We may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

We, and the persons who were officers and directors of Adamis at the time of the activities that are subject of the lawsuit, have been named defendants in a lawsuit alleging, among other things, that we made material misrepresentations in private placement memoranda used to offer our common stock to the plaintiffs. In addition, a lawsuit has been filed against us for declaratory relief seeking a declaration that certain patent licenses held by us are invalid. Although we believe that the lawsuits are without merit and that we have substantial defenses to these lawsuits, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could adversely affect our results of operations, our financial condition and liquidity.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
●	the results of our current and any future clinical trials of our product candidates;
●	the timing and results of ongoing preclinical studies and planned clinical trials of our preclinical product candidates;
●	the entry into, or termination of, key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;
●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	period-to-period fluctuations in our financial results;
●	publicity or announcements regarding regulatory developments relating to our products;
●	clinical trial results, particularly the outcome of more advanced studies, or negative responses from both domestic and foreign regulatory authorities with regard to the approvability of our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or potential legal proceedings; or
●	other potentially negative financial announcements including: a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

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

Our common stock is currently traded on the OTC Bulletin Board and be subject to additional trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock.

Our common stock currently trades on the OTC Bulletin Board, or OTCBB. The OTCBB and Pink Sheets are viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

 Because our common stock is not listed on any national securities exchange, such shares will also be subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share, and that are not otherwise exempted from the definition of a penny stock under other exemptions provided for in the applicable regulations. The following is a list of the general restrictions on the sale of penny stocks:

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

A broker-dealer may not effect a purchase of a penny stock less than two business days after a broker-dealer sends such agreement to the purchaser:

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

These requirements can severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to be willing to undertake these compliance activities. As a result of our common stock not being listed on a national securities exchange and the rules and restrictions regarding penny stock transactions, an investor’s ability to sell to a third party and our ability to raise additional capital may be limited. We make no guarantee that market-makers will make a market in our common stock, or that any market for our common stock will continue.

Our principal stockholders have significant influence over us, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of June 13, 2012, our ten largest stockholders beneficially own approximately 48% of the outstanding shares of our common stock, and our largest stockholder holds approximately 31% of the outstanding common stock. As a result, those stockholders will be able to exert a significant degree of influence or actual control over our management and affairs after the merger and over matters requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. For example, such persons could delay or prevent a change of control of us even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti was filed in San Diego Superior Court in May 2010 and was stayed in November 2010. Plaintiffs are affiliated Cosmo Bioscience entities who claim to have sublicensed certain patented technology from Eurogen BV, an entity wholly owned and controlled by Maurizio Zanetti. Plaintiffs claimed that Zanetti wrongfully terminated their license, and further that Zanetti improperly licensed the same technology to Adamis in violation of plaintiffs’ exclusive license agreement. Plaintiffs asserted a single claim for declaratory relief seeking a declaration that the Cosmo sublicense was in full force and effect, and that the Adamis license is invalid. In a previous effort to assert claims with respect to the technology, one of the principals of Cosmo previously had claimed to be a co-inventor of the patents involved in the lawsuit – a claim which was rejected by a U.S. federal district court. On July 26, 2010, Zanetti filed a motion to compel arbitration on the ground that the license he signed with Cosmo specified that Italian courts and Italian law would govern the license. Also on that date, Adamis filed a motion to stay the litigation pending resolution of any Italian arbitration. Those motions were granted in favor of Zanetti and Adamis on November 22, 2010, and the Cosmo litigation was stayed. Cosmo filed and served on Zanetti a Notice of Arbitration, seeking to compel arbitration in Italy, on May 14, 2012. Adamis is not a party to the arbitration because it was not a party to the Cosmo license agreement.

Curtis Leahy, et. al. v. Dennis J. Carlo, et al.

In May 2010, Curtis Leahy, et. al. v. Dennis J. Carlo, et al. was filed in San Diego Superior Court. The plaintiffs – Antaeus Capital Partners, Curtis Leahy, and David Amron – are Adamis shareholders, and they sought to represent a putative class of shareholders. The defendants named in the Complaint are Adamis, Dennis Carlo, David Marguglio, Robert Hopkins, and Richard Aloi, who are (or, in the case of Mr. Aloi, were) officers and/or directors of Adamis. Plaintiffs assert claims for violations of Section 25401, 25501, and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation based on the allegations that defendants misrepresented and omitted material information in private placement memoranda distributed by Adamis in 2006 and 2008 regarding, among other things, Adamis’ license rights with respect to certain patented anti-viral technology; this claim appears to be based in part on the allegations of the Cosmo plaintiffs in the Cosmo lawsuit described above.

On May 27, 2011, plaintiffs filed a motion for class certification seeking to certify a putative class of shareholders who purchased stock pursuant to either or both of Adamis’ 2006 and 2008 private placement memoranda. On June 28, 2011, the court issued an order denying the plaintiffs’ motion for class certification on the grounds that (1) plaintiffs failed to meet their burden to show that there are common issues of fact to certify the class and (2) the individual plaintiffs were not adequate class representatives. Plaintiffs have appealed the court’s order denying class certification, and Adamis believes the appeal will be resolved in late 2012 or early 2013.

Adamis continues to believe that the plaintiffs’ allegations are without merit, intends to defend against plaintiffs’ claims vigorously and may assert any available counterclaims.

Agape World, Inc.

Agape World, Inc. is a company involved in an involuntary bankruptcy proceeding filed in 2009. Its principal, Nicholas Cosmo, was indicted and faces criminal trial on many counts of wire fraud and other claims, based on allegations that he operated a Ponzi scheme through Agape and other entities. More than two years before the date of this Report on Form 10-K, the bankruptcy trustee of Agape contacted Adamis by telephone, asserting that Agape World paid $1 million to Adamis for 2 million shares of common stock of Adamis, but that the stock was issued not to Agape World, but instead to Mr. Cosmo, a principal of Agape World, and claiming that this constituted a fraudulent transfer. The Company believes that the trustee has recovered the stock from the principal. The Company responded to the trustee denying any fraudulent transfer or any other basis for a claim by the trustee. There has been no further communication between the trustee and Adamis for more than two years, and no suit or any action has been filed against Adamis. Management believes that the trustee has no basis for any fraudulent transfer or other claims against Adamis. Due to the limited nature of discussions with Agape, the early stage of this matter and the facts in this case, the outcome of this matter cannot be determined at this time.

The litigation described in this section could divert management time and attention from Adamis, could involve significant amounts of legal fees and other fees and expenses. An adverse outcome in any such litigation could have a material adverse effect on Adamis.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal 2011
First Quarter (April 2010 - June 2010)	$0.36	$0.15
Second Quarter (July 2010 - September 2010)	$0.35	$0.17
Third Quarter (October 2010 - December 2010)	$0.31	$0.20
Fourth Quarter (January 2011 - March 2011)	$0.23	$0.16
Fiscal 2012
First Quarter (April 2011 - June 2011)	$0.25	$0.18
Second Quarter (July 2011 - September 2011)	$0.26	$0.17
Third Quarter (October 2011 - December 2011)	$0.30	$0.15
Fourth Quarter (January 2012 - March 2012)	$0.25	$0.15

As of June 13, 2012, there were approximately 117 holders of record common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2012, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,230,398	$.24	8,483,215
Equity compensation plans not approved by security holders	2,473,245	$.74
	7,703,643		8,483,215

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during our fiscal year ended March 31, 2012, has previously been reported in reports on Form 10-Q and reports on Form 8-K that we filed during that fiscal year.

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

We are focused on the development of preventive and therapeutic vaccine products and cancer drugs for patients with unmet medical needs. During 2010, we acquired rights under three exclusive license agreements covering three small molecule compounds, named APC-100, APC-200 and APC-300, that we believe are promising drug candidates for the potential treatment of human prostate cancer (PCa). The intellectual property covered by the agreements was licensed from the Wisconsin Alumni Research Foundation, or WARF. In 2006 and 2007, APC-100 and APC-200, respectively, received the National Cancer Institute’s multi-year, multi-million dollar RAPID (Rapid Access to Preventative Intervention Development) Award. The NCI Division of Cancer Prevention gives this award each year under the RAPID Program to promising new preventative/ therapeutic anti-cancer drugs.

We previously submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, seeking approval to permit us to commence human clinical trials for the APC-100 compound in men with castrate-resistant prostate cancer. On August 11, 2011, we announced that we had enrolled the first patient in a Phase 1/2a prostate cancer clinical study relating to the use of the APC-100 product to treat men with castrate-resistant prostate cancer. The study began at the University of Wisconsin Carbone Cancer Center and has been extended to the Wayne State University Karmanos Cancer Institute, assuming adequate funding.

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

We have also acquired exclusive license rights to other patented potentially preventative and therapeutic vaccine technology. The vaccine technology may be applicable to certain viral-induced diseases such as influenza and hepatitis B and C, as well as prostate cancer. However, we currently intend to focus initially on the development of one or more of the other recently licensed prostate cancer product candidates and technologies, and as a result the timing of development of this viral vaccine technology is subject to uncertainty.

We are also focused on developing and commercializing products in the anti-inflammatory, allergy and respiratory field. We have developed an Epinephrine Injection USP 1:1000 (0.3mg Pre-Filled Single Dose Syringe) product, or the single dose PFS Syringe product, a pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock. If launched, the product will compete in a well-established U.S. market estimated to be over $220 million in annual sales, based on industry data. Following discussions with the FDA during fiscal 2011, we completed a regulatory dossier relating to the product, and once we obtain sufficient funding to support the costs of proceeding with the FDA filing for regulatory approval and the costs of a commercial launch of the product, we intend to submit an application to the FDA for marketing approval of the product and to commercially market the product as soon as reasonably practicable after the FDA allows for marketing of the product.

Additional product candidates in our allergy and respiratory product pipeline include a steroid HFA (hydrofluoroalkane) metered dose inhaler product, referred to as APC-1000, for asthma and chronic obstructive pulmonary disease, or COPD; a generic HFA bronchodilator, referred to as APC-2000; and an HFA pressurized metered dose nasal steroid for the treatment of seasonal and perennial allergic rhinitis, referred to as APC-3000. Our goal is to commence initial commercial sales of the APC-3000 nasal steroid product in the third quarter of calendar 2014 and two other respiratory products in calendar 2015. During fiscal 2011, we entered into a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd. Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients in Bangladesh. Beximco has a large number of products covering broad therapeutic categories, including asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and anti-retrovirals. Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next years in the allergy and respiratory areas and may co-develop certain drugs.

We also have a contraceptive gel product candidate named Savvy (C31G®). In December 2010, we announced the successful completion of a Phase 3 contraceptive trial of Savvy. The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States. The Phase 3 trial was a randomized, double-masked, controlled comparator study to assess whether a gel containing the spermicide C31G was non-inferior to Conceptrol®, a commercially available product containing nonoxynol-9 (N-9). The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug. Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study. Currently, to our knowledge all spermicides commercially available in the U.S. contain the active ingredient N-9 in a carrier such as a gel, film, cream, foam, suppository, or tablet. C31G does not contain nonoxynol-9 and, if commercialized, may offer an alternative for women who seek a non-hormonal method of contraception. In considering commercialization alternatives, we will likely focus on seeking to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of contraception. There are no assurances that any third party will have an interest in pursuing discussions concerning a transaction regarding C31G.

Our general business strategy is to generate revenue through launch of our allergy and respiratory products in development, in order to generate cash flow to help fund expansion of our allergy and respiratory business, as well as support our future cancer and vaccine product development efforts. To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make substantial investments in equipment, new product development and working capital. We estimate that approximately $2.5 million to $3 million will be required to support the regulatory application and a commercial launch of the PFS Syringe product following marketing approval, and that an additional approximately $6-$9 million or more must be invested to support development and commercial introduction of our APC-3000 aerosolized nasal steroid product candidate and our two other allergy and respiratory product candidates.

Corporate Background

Adamis Pharmaceuticals Corporation was founded in June 2006 as a Delaware corporation. Effective April 1, 2009, the company formerly named Adamis Pharmaceuticals Corporation, or Old Adamis, completed a business combination transaction with Cellegy. Before the merger, Cellegy was a public company and Old Adamis was a private company. In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction, Cellegy was the surviving corporation in the merger and changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation, and Old Adamis survived as a wholly-owned subsidiary and changed its corporate name to Adamis Corporation.

We have three wholly-owned subsidiaries: Adamis Corporation; Biosyn, Inc., which has rights to the C31G product; and Cellegy Holdings, Inc. Adamis Corporation has two wholly-owned subsidiaries: Adamis Viral Therapies, Inc., or Adamis Viral, was formed to focus on our cancer and vaccine technologies; and Adamis Laboratories, Inc., or Adamis Labs, was formed to focus on our allergy and respiratory products.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2012 and 2011 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of March 31, 2012, we had approximately $7,500 in cash, an accumulated deficit of approximately $31 million and substantial liabilities and obligations. As described below under the heading, “Liquidity and Capital Resources,” we terminated our November 2010 purchase agreement with an investor that had previously provided funding during fiscal 2011 and fiscal 2012, and we do not expect to receive additional funds from that investor pursuant to the purchase agreement. We have limited cash reserves, liabilities that exceed our assets and significant cash flow deficiencies. Additionally, we will need significant funding in the short term to continue operations and for the future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates.

As previously reported, after the end of our fiscal 2012 year, on April 2, 2012, and June 11, 2012 we completed private placement financing transactions with two investors pursuant to securities purchase agreements, pursuant to which we issued an aggregate of three 10% convertible notes in the aggregate principal amount of $2.0 million and 2,000,000 shares of our common stock, and received gross proceeds of $2.0 million, excluding transaction costs and expenses. At June 13, 2012, we had approximately $1.1 million in cash and cash equivalents. Continued operations are dependent on our ability to complete other equity or debt funding transactions. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. If we do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein for the year ended March 31, 2012, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Our management intends to address any shortfall of working capital by attempting to secure additional funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to obtain additional financing on acceptable terms, if at all. If adequate funds are not available on acceptable terms, we could be required to delay development or commercialization of some or all of our products, to license to third parties the rights to commercialize certain products that we would otherwise seek to develop or commercialize internally, or to reduce resources devoted to product development. In addition, one or more licensors of patents and intellectual property rights that we have in-licensed could seek to terminate our license agreements, if our lack of funding made us unable to comply with the provisions of those agreements. If we did not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Funding that we may receive during fiscal 2013 is expected to be used to satisfy existing obligations and liabilities and working capital needs, to begin building working capital reserves and to fund a number of projects, which may include some or all of the following:

●	continue development of the generic nasal steroid product candidate;
●	pursue the development of other product candidates that we may develop or acquire;
●	fund clinical trials and seek regulatory approvals;
●	expand research and development activities;
●	access manufacturing and commercialization capabilities;
●	implement additional internal systems and infrastructure;
●	maintain, defend and expand the scope of our intellectual property portfolio; and
●	hire additional management, sales, research, development and clinical personnel.

Results of Operations

Our consolidated results of operations are presented for the fiscal year ending March 31, 2012 and for the fiscal year ending March 31, 2011.

Year Ended March 31, 2012 and Year Ended March 31, 2011

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2012 and 2011 were approximately $2.90 million and $3.37 million, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries. The decrease in selling, general and administrative expenses was primarily due to a reduction in legal, accounting and consulting expenses during the twelve months ended March 31, 2012.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $1.9 million and $2.9 million for the fiscal years ended March 31, 2012 and 2011, respectively, which were expensed. The decrease in research and development expenses for fiscal 2012 compared to fiscal 2011 was primarily due to the expenses in fiscal 2011 relating to the acquisition of the APC technology. Partially offsetting the reduction were increases in expenses associated with the development of APC-100, 200, 300 and Telomerase technologies.

Other Income (Expenses). Interest and other income (expense) for fiscal 2012 and 2011 were $(30,093) and $(738,731), respectively. Interest and other income (expense) consist primarily of interest expense paid in connection with various notes payable and the amortization of related discounts. The decrease in interest expense for fiscal 2012, in comparison to fiscal 2011 was due to the payment or conversion of the Gemini notes and the G-Max notes effective June 30, 2011.

Liquidity and Capital Resources

We have incurred net losses of approximately $4.9 million and $7.0 million for the years ended March 31, 2012 and 2011, respectively. Since our inception, June 6, 2006, and through March 31, 2012, we have an accumulated deficit of approximately $30.8 million. Since inception and through March 31, 2012, we have financed our operations principally through debt financing and through private issuances of common stock. Since inception, we have raised a total of approximately $19. 6 million in debt and equity financing transactions, consisting of approximately $6.3 million in debt financing and approximately $13.3 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Our cash was approximately $7,500 and $1.2 million as of March 31, 2012 and March 31, 2011, respectively, and we had no outstanding accounts receivable at March 31, 2012. The decrease in cash compared to the end of fiscal 2011 was primarily the result of less cash received from the sale of common stock and repayment of notes payable during fiscal 2012, less cash received from sale of common stock from the Investor pursuant to payments relating to the first milestone conditions under the Purchase Agreement.

Net cash used in operating activities from continuing operations for fiscal 2012 and 2011 were approximately $3.3 million and $4.3 million, respectively. The decrease in the use of cash was due primarily to an increase in accounts payable and a decrease in the investment in new technologies, consulting expenses and the amortization of discounts. We expect net cash used in operating activities to increase going forward as we continue product development and other business activities, assuming that we are able to obtain sufficient funding. The increase in accounts payable from approximately $1.3 million at March 31, 2011, to $2.0 million at March 31, 2012, related primarily to the lack of adequate funding.

Net cash provided by financing activities from continuing operations was approximately $2.1 million in fiscal 2012 and approximately $5.1 million in fiscal 2011. Results for fiscal 2012, were affected by the retirement of the remaining Gemini notes and less cash received from sale of common stock. Results for fiscal 2011, were affected by the retirement of notes payable to related parties and cash received for sale of common stock.

As of March 31, 2012, we had outstanding a total of 13 secured promissory notes to Dennis J. Carlo, President and Chief Executive Officer of Adamis, in the aggregate outstanding principal amount of $105,632, reflecting loans made by Dr. Carlo to Adamis. Each of these notes bears interest at an annual rate of 10% and the total outstanding balance remain under these loan agreements.

On December 29, 2009, we issued to a single investor an unsecured convertible promissory note in the principal amount of $500,000 and also issued 500,000 shares of our common stock for aggregate gross proceeds of approximately $500,000. Interest on the outstanding principal balance of the note accrued at a rate of 10% per annum compounded monthly and was payable monthly. As amended, the maturity date of the note was June 30, 2011. In June 2011, the holder of the note elected to convert all principal of the note into shares of our common stock at the conversion price stated in the note of $0.20 per share.

In January 2010, we completed a private placement financing transaction with a small number of institutional investors led by Gemini Master Fund, Ltd. (“Gemini”), pursuant to a securities purchase agreement. We issued 10% Senior Secured Convertible Notes, referred to as the Secured Notes, in the aggregate principal amount of $1.5 million and 1,500,000 shares of our common stock, and received gross proceeds of $1.5 million. Interest on the Secured Notes was payable monthly at a rate of 10% per annum. As amended, principal and any accrued and unpaid interest was due and payable June 30, 2011. The Secured Notes were convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.20. Effective June 30, 2011, we paid in full the unconverted $345,000 outstanding principal amount of the Secured Notes and related accrued interest, and there are no longer any outstanding Secured Notes.

On November 10, 2010, we completed a private placement transaction with Eses Holdings (FZE), a foreign investor (the “Purchaser”), pursuant to a Common Stock Purchase Agreement and a registration rights agreement. The purchase agreement provided for the sale of up to 40 million shares of our common stock to the Purchaser at a price of $0.25 per share, for up to $10 million of gross proceeds. An initial closing was held on November 10, 2010, pursuant to which we received $5 million in gross proceeds and issued 20 million shares of common stock. The purchase agreement provided for two potential subsequent closings pursuant to which the Purchaser agreed to invest $2.5 million at each such closing if the milestones relating to that milestone closing had been achieved before the outside date specified for that milestone. We achieved the first set of milestone conditions and provided notice to the Purchaser in May 2011. Pursuant to a first amendment to the purchase agreement, the Purchaser agreed that we had satisfied the first set of milestone conditions. The Purchaser and we agreed that the $2.5 million investment for the first milestone closing would be paid as follows: $550,000 on or before June 27, 2011; $550,000 on or before July 21, 2011; and $1.4 million on or before September 29, 2011. We received both of the $550,000 payments from the Investor and issued a total of 4,400,000 shares of common stock to the Investor. The Purchaser also agreed to extend the outside date for achievement of the second set of milestones to December 31, 2011.

Pursuant to a second amendment to the purchase agreement, on November 10, 2011, we received $700,000 of the remaining payments from the Purchaser relating to the first set of milestone conditions in the purchase agreement, and the Purchaser agreed to extend the milestone closing outside date for achievement of the second set of milestones to March 31, 2012. Pursuant to a third amendment to the purchase agreement dated January 31, 2012, on January 31, 2012, February 13, 2012, and February 29, 2012, we received an additional $375,000, $125,000 and $200,000, respectively, from the Purchaser relating to our satisfaction of those milestone conditions, and we issued a total of 2,800,000 shares of common stock to the Purchaser. Despite the delays in the receipt of funding from the Purchaser following our satisfaction of the first set of milestone conditions, we completed four of the five specified conditions for satisfaction of the second milestone conditions prior to the milestone closing outside date. However, because of the delays in receipt of funding relating to the first set of milestones, we were not able to complete the remaining milestone condition before the March 31, 2012 outside date. The purchase agreement provided that either party may terminate the Agreement if a milestone closing had not been consummated by applicable date, as long as the terminating party’s failure to fulfill or diligently pursue fulfillment of any of that party’s material obligations under the purchase agreement was not a principal cause of or did not result in the failure of the milestone closing to occur on or before the applicable date. Accordingly, on May 1, 2012, we exercised our option to terminate the purchase agreement by sending notice to the Purchaser. Termination of the purchase agreement means that Purchaser will no longer have the option to purchase the remaining 10 million shares of stock at $0.25 per share. Certain provisions of the purchase agreement survive termination, including the Purchaser’s right to have an observer attend meetings of the board of directors and to receive certain materials that are provided to the directors in connection with such meetings.

After the end of our fiscal 2012 year, on April 2, 2012, we completed the closing of a private placement financing transaction with Gemini pursuant to a securities purchase agreement. We issued a 10% Senior Convertible Note (the “Gemini Note”) in the aggregate principal amount of $1.0 million and 1,000,000 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses. Interest on the Gemini Note is payable at a rate of 10% per annum and is payable on the maturity date of the Gemini Note.

Principal and accrued and unpaid interest is due and payable nine months after the date of the Gemini Note. The Gemini Note is convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.25, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini Note. The conversion price is also subject to price anti-dilution adjustments providing that with the exception of certain excluded categories of issuances and transactions, if we issue equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini Note, the conversion price of the Gemini Note will be adjusted downward to equal the per share price of the new securities. Our obligations under the Gemini Note and the other transaction agreements are guaranteed by our principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc.

The transaction agreements include restrictions on our ability to engage in certain kinds of transactions while the Gemini Note is outstanding without the consent of the investor, including incurring or paying certain kinds of indebtedness, entering into certain kinds of financing transactions, or encumbering our assets (subject to certain exceptions). The transaction documents include a variety of liquidated damages, penalties and default provisions upon events of default by Adamis, including without limitation an increase in the principal amount and interest rate and a potential decrease in the conversion price of the Gemini Note, and in connection with certain other breaches of covenants of Adamis. If the shares underlying the Gemini Note are not freely tradable under SEC Rule 144 after six months from the closing of the Gemini Note transaction, we intend to file a registration statement covering the resale of such shares.

On June 11, 2012, we completed the closing of a private placement financing transaction with Gemini. We issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 and 500,000 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses. The maturity date is nine months after the date of the note. The other materials terms and conditions are similar to the Gemini Note described above, except that the initial conversion price per share is $0.55.

On June 11, 2012, we issued a convertible promissory note in the aggregate principal amount of $500,000 and 500,000 shares of common stock to The G-Max Trust, and received gross proceeds of approximately $500,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing July 1, 2012. All unpaid principal and interest on the note is due and payable on April 1, 2013. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock).

As noted above under the heading “Going Concern and Management’s Plan,” at March 31, 2012, Adamis had substantial liabilities and obligations, and at March 31, 2012 and June 13, 2012, our cash and cash equivalents were approximately $7,500 and $1million, respectively. The availability of any required additional funding cannot be assured. If do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations. Even if are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds. Consequently, even if we successfully obtain additional funding in the near future, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

Off Balance Sheet Arrangements

At March 31, 2012, we did not have any off balance sheet arrangements.

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

 Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15( e) and 15d-15( e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Accounting Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Principal Executive Officer and Accounting Officer concluded that disclosure controls and procedures were not effective as of March 31, 2012, for reasons described below.

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), is included in this Annual Report on Form 10-K, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless we specifically state that the report is to be considered “filed” under the Exchange Act or incorporate it by reference into a filing under the Securities Act of 1933, as amended, or under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of March 31, 2012, based on the absence of finance and accounting personnel other than the Chief Financial Officer. This resulted in not ensuring appropriate segregation of duties between incompatible functions, and made it more difficult to ensure review of financial reporting issues sufficiently in advance of the dates on which filings are required to be made with the Securities and Exchange Commission and to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. These above deficiencies represent a material weakness in our internal control over financial reporting given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Based on the material weakness described above, management has concluded that as of March 31, 2012 our internal control over financial reporting were not effective.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred, during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not Applicable.

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

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
2.1	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc.		8-K	10/26/04
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	04/03/09
3.2	Amended and Restated Certificate of Incorporation of the Registrant		8-K	04/03/09
3.3	Amended and Restated Bylaws of the Company		S-4/A 333-155322	01/12/09
4.1	Specimen stock certificate for common stock		8-K	04/03/09
*10.1	1995 Equity Incentive Plan		10-Q	08/13/02
*10.2	2005 Equity Incentive Plan		10-K	03/31/06
*10.3	Form of Option Agreement under the 2005 Equity Incentive Plan		10-K	03/31/06
*10.4	2009 Equity Incentive Plan		8-K	01/13/11
*10.5	Form of Stock Option Agreement for option awards		8-K	09/16/11
*10.6	Form of Indemnity Agreement with directors and executive officers		8-K	01/13/11
10.7	Agreement dated as of October 8, 1996 by and among Biosyn, Inc., Edwin B. Michaels and E.B. Michaels Research Associates, Inc. (Confidential treatment has been requested with respect to portions of this agreement.)		10-K	03/31/05
10.8	Patent License Agreement by and among Biosyn, Inc., and certain agencies of the United States Public Health Service		10-K	03/31/05
10.9	License Agreement dated as of May 22, 2001, by and between Crompton Corporation and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	03/31/05
10.10	License Agreement dated January 30, 2006, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	04/02/07
10.11	Amendment to License Agreement dated as of March 15, 2006, by and between Crompton Corporation and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.12	Funding Agreement dated October 12, 1992, by and between Ben Franklin Technology Center of Southeastern Pennsylvania and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.13	License Agreement dated July 28, 2006, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.14	Amendment to License Agreement dated December 29, 2008, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
*10.15	Stock Repurchase Agreement dated November 3, 2008, by and between Dennis J. Carlo and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
*10.16	Stock Repurchase Agreement dated November 3, 2008, by and between Robert Hopkins and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
*10.17	Stock Repurchase Agreement dated November 3, 2008, by and between David J. Marguglio and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.18	Amendment to License Agreement dated October 18, 2007, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc.		S-4/A 333-155322	01/12/09

10.19	Amendment to Lease Agreement dated October 30, 2007, by and between HRM II Ltd and Healthcare Ventures Group		S-4/A 333-155322	01/12/09
10.20	Clinical Trial Agreement between Biosyn, Inc. and the National Institute of Child Health and Human Development		S-4/A 333-155322	01/12/09
10.21	Securities Purchase Agreement dated January 11, 2010 between the Registrant and the investors listed therein		8-K	01/14/10
10.22	Form of 10% Senior Secured Convertible Note dated January 11, 2010		8-K	01/14/10
10.23	Form of Security Agreement dated January 11, 2010		8-K	01/14/10
10.24	Assignment, Assumption and Stock Acquisition Agreement dated February 24, 2010 between the Registrant and Colby Pharmaceutical Company		10-K	07/14/10
10.25	Amendment to Assignment, Assumption and Stock Acquisition Agreement dated as of October 16, 2010, between the Registrant and Colby Pharmaceutical Company		8-K	10/19/10
10.26	Form of Amendment to 10% Senior Secured Convertible Notes		8-K	04/04/11
10.27	Amendment to G-Max Convertible Promissory Note		8-K	04/04/11
10.28	Common Stock Purchase Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein (Confidential treatment has been granted for portions of this exhibit.)		8-K	11/12/10
10.29	Registration Rights Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein		8-K	11/12/10
10.30	Employment Agreement between the Company and Dennis J. Carlo*		8-K	11/12/10
10.31	Employment Agreement between the Company and David J. Marguglio*		8-K	11/12/10
10.32	Employment Agreement between the Company and Robert O. Hopkins*		8-K	11/12/10
10.33	Employment Agreement between the Company and Richard L. Aloi*		8-K	11/12/10
10.34	Form of Option Agreement for Non-Employee Directors*		8-K	01/13/11
10.35	Product Development and Contract Manufacturing Agreement dated November 1, 2010, between Adamis and Beximco		10-Q	02/14/11
10.36	License Agreement between Adamis, the Regents of the University of California and Dana-Farber Cancer Institute, Inc.		10-K	07/07/11
10.37	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.38	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.39	License Agreement dated January 2, 2008, with Wisconsin Alumni Research Foundation		10-K	07/07/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
10.40	First Amendment to Common Stock Purchase Agreement dated as of June 30, 2011, by and between the Company and Eses Holdings (FZE)		10-K	07/07/11
10.41	Second Amendment to Common Stock Purchase Agreement dated as of November 10, 2011, by and between the Company and Eses Holdings (FZE)		8-K	11/21/11
10.42	Third Amendment to Common Stock Purchase Agreement dated as of January 31, 2012, by and between the Company and Eses Holdings (FZE)		10-Q	02/14/12
10.43	Securities Purchase Agreement dated as of April 2, 2012		8-K	04/05/12
10.44	10% Senior Convertible Note dated as of April 2, 2012		8-K	04/05/12
10.45	Form of Subsidiary Guarantee dated as of April 2, 2012		8-K	04/05/12
10.46 10.47 10.48 10.49

Securities Purchase Agreement dated as of June 11, 2012

10% Senior Convertible Note dated as of June 11, 2012

Form of Subsidiary Guarantee dated as of June 11, 2012

Convertible Promissory Note dated as of June 11, 2012

			8-K 8-K 8-K 8-K	06/15/12 06/15/12 06/15/12 06/15/12

21.1	Subsidiaries of the Registrant		10-K	07/07/11
23.1	Consent of Mayer Hoffman McCann PC, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (See signature page)	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Dated: June 29, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer and Director	June 29, 2012
Dennis J. Carlo

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance, Chief Financial Officer and Secretary	June 29, 2012
Robert O. Hopkins

Directors:

/s/ DAVID J. MARGUGLIO	Director	June 29, 2012
David J. Marguglio

/s/ KENNETH M. COHEN	Director	June 29, 2012

/s/ TINA S. NOVA, Ph.D.	Director	June 29, 2012

/s/ CRAIG A. JOHNSON	Director	June 29, 2012

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

MARCH 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Adamis Pharmaceuticals Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Adamis Pharmaceuticals Corporation and Subsidiaries as of March 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adamis Pharmaceuticals Corporation and Subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has limited working capital to pursue its business alternatives. Management’s plans with regard to these matters are also described in Note 2. In addition, as discussed in Note 8 to the consolidated financial statements, the Company is party to litigation the outcome of which is not presently determinable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C. Certified Public Accountants

Boca Raton, Florida

June 29, 2012

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2012	March 31, 2011

CURRENT ASSETS
Cash	$7,519	$1,238,898
Prepaid Expenses and Other Current Assets	31,520	294,710

Total Current Assets	39,039	1,533,608

ASSETS FROM DISCONTINUED OPERATIONS	130,000	200,000

Total Assets	$169,039	$1,733,608

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$2,020,713	$1,263,199
Accrued Other Expenses	469,279	391,666
Accrued Bonuses	101,436	101,436
Notes Payable	195,608	1,255,741
Notes Payable to Related Parties	105,632	101,232

Total Liabilities	2,892,668	3,113,274

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Issued and Outstanding-None	—	—
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized; 101,161,953 and 86,818,532 Issued, 95,933,765 and 81,590,344 Outstanding, Respectively	10,116	8,682
Additional Paid-in Capital	28,053,816	24,483,918
Accumulated Deficit	(30,782,332)	(25,867,037)
Treasury Stock - 5,228,188 Shares, at cost	(5,229)	(5,229)

Total Stockholders’ (Deficit)	(2,723,629)	(1,379,666)

	$169,039	$1,733,608

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2012	2011

REVENUE	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,901,077	3,365,198
RESEARCH AND DEVELOPMENT	1,914,125	2,875,884

Loss from Operations	(4,815,202)	(6,241,082)

OTHER INCOME (EXPENSE)
Interest Expense	(35,390)	(744,331)
Gain on Sale of Asset	5,297	5,600
	(30,093)	(738,731)

Net (Loss) from Continuing Operations	(4,845,295)	(6,979,813)

DISCONTINUED OPERATIONS

Write-down of Discontinued Operations Receivable	(70,000)	—

Net (Loss) from Discontinued Operations	(70,000)	—

Net (Loss)	$(4,915,295)	$(6,979,813)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share from Continuing Operations	$(0.06)	$(0.11)

Basic and Diluted (Loss) Per Share from Discontinued Operations	$(0.00)	$(0.00)

Basic and Diluted (Loss) Per Share	$(0.06)	$(0.11)

Basic and Diluted Weighted Average Shares Outstanding	89,477,725	63,786,446

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Treasury Stock
	Shares	Amount	Paid-In Capital	Shares	Amount	Accumulated Deficit	Total

Balance March 31, 2010	50,149,639	$5,015	$14,609,235	(1,101,686)	$(1,102)	$(18,887,224)	$(4,274,076)

Issuance of Common Stock for Consulting Agreements	5,900,000	590	1,264,410	—	—	—	1,265,000

Common Stock Issued for Note Conversions	4,188,893	419	837,358	—	—	—	837,777

Purchase of Treasury Stock	—	—	—	(4,126,502)	(4,127)	—	(4,127)

Common Stock Issued for Cash at .25 per share	21,580,000	2,158	5,356,178	—	—	—	5,358,336

Issuance of Common Stock for Licensing Agreement	5,000,000	500	1,214,500	—	—	—	1,215,000

Share Based Compensation	—	—	1,202,237	—	—	—	1,202,237

Net (Loss)	—	—	—	—	—	(6,979,813)	(6,979,813)
Balance March 31, 2011	86,818,532	8,682	24,483,918	(5,228,188)	(5,229)	(25,867,037)	(1,379,666)

Common Stock Issued for Note Conversions	4,093,101	409	818,210	—	—	—	818,619

Common Stock Issued for Cash at .25 per share	10,000,320	1,000	2,499,080	—	—	—	2,500,080

Common Stock Issued for Services	250,000	25	59,975	—	—	—	60,000

Warrants Issued for Services	—	—	21,000	—	—	—	21,000

Share Based Compensation	—	—	171,633	—	—	—	171,633

Net (Loss)	—	—	—	—	—	(4,915,295)	(4,915,295)
Balance March 31, 2012	101,161,953	$10,116	$28,053,816	(5,228,188)	$(5,229)	$(30,782,332)	$(2,723,629)

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(4,915,295)	$(6,979,813)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Operating Activities:
Depreciation Expense	—	14,648
Stock Issued for Interest	621	777
Stock Issued for Research & Development Services	—	1,215,000
Reduction of Compensation Upon Forgiveness of Accrued Bonus	—	(129,977)
Consulting Expense Paid in Common Stock	—	597,500
Stock-Based Compensation Expense	171,633	100,214
Vesting of Options for Compensation	—	33,237
Amortization of Discounts	—	527,369
Inventory Reserve Adjustment	—	(222,878)
Amortization of Stock Issued for Services	364,884	384,612
Sales Returns Reserve Adjustment	(13,151)	328,076
Write-down of Discontinued Operations Receivable	70,000	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	—	5,555
Inventory	—	225,587
Prepaid Expenses and Other Current Assets	(20,694)	1,201
Increase (Decrease) in:
Accounts Payable	757,515	(297,113)
Accrued Other Expenses	238,628	(111,272)

Net Cash (Used in) Operating Activities	(3,345,859)	(4,307,277)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities from Discontinued Operations	—	150,000
Net Cash Provided by Investing Activities	—	150,000

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Received from Sale of Common Stock	2,500,080	5,358,336
Cash Received from Related Parties Notes Payable	4,400	—
Payment of Notes Payable	(390,000)	(40,000)
Payment of Notes Payable to Related Parties	—	(208,333)
Purchase of Treasury Stock	—	(4,127)

Net Cash Provided by Financing Activities	2,114,480	5,105,876

Increase (Decrease) in Cash	(1,231,379)	948,599
Cash:
Beginning	1,238,898	290,299

Ending	$7,519	$1,238,898

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest	$33,859	$183,871

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Warrants Issued for Prepaid Services	$21,000	$—
Common Stock issued for Prepaid Services	$60,000	$—
Notes Payable Converted to Common Stock	$818,000	$837,000
Common Stock issued for Interest	$621	$777
Stock Based Compensation Expense	$171,633	$133,450
Accrued Bonuses Converted to Paid-in Capital	$—	$1,068,786
Stock Issued for Consulting Services	$—	$1,265,000
Stock Issued for Research & Development Services	$—	$1,215,000
Conversion of Sales Return Liability to Notes Payable	$147,866	$132,741

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTE 1:	NATURE OF BUSINESS

The company formerly named Adamis Pharmaceuticals Corporation, or Old Adamis, was founded in June 2006 as a Delaware corporation. Effective April 1, 2009, Old Adamis completed a business combination transaction with Cellegy Pharmaceuticals, Inc., or Cellegy. Before the merger, Cellegy was a public company and Old Adamis was a private company. In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction, Cellegy was the surviving corporation in the merger and changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation (the “Company, “Adamis Pharmaceuticals,” “Adamis,” “we” or “our”), and Old Adamis survived as a wholly-owned subsidiary and changed its corporate name to Adamis Corporation.The Company has three wholly-owned subsidiaries: Adamis Corporation; Biosyn, Inc., which has rights to the C31G product; and Cellegy Holdings, Inc. Adamis Corporation has two wholly-owned subsidiaries: Adamis Viral Therapies, Inc., or Adamis Viral, which was formed to focus on the Company’s cancer and vaccine technologies; and Adamis Laboratories, Inc., or Adamis Labs, which was formed to focus on the Company’s allergy and respiratory products.

The Company’s general business strategy is to generate revenue through launch of its allergy and respiratory products in development, in order to generate cash flow to help fund expansion of its allergy and respiratory business, as well as support its future cancer and vaccine product development efforts.

NOTE 2:	GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from continuing operations and has not introduced new revenue producing products since inception. In addition, the Company has used, rather than provided, cash in its continuing operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan in this regard to obtain additional working capital through debt and equity financings.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, accounts payable and accrued liabilities approximate their fair value due to their short-term nature. The Company’s notes payable approximate fair value based upon current rates available to the Company for loans with similar maturities.

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

Discontinued Operations

As discussed in Note 4, the assets and liabilities at March 31, 2012 and 2011, related to International Labs, Inc. (“INL”), the company’s former packaging division, have been accounted for as discontinued operations. There are no operations related to INL in the accompanying consolidated financial statements.

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

Legal Expense

Legal fees are expensed as incurred and are included in selling, general and administrative expenses on the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under the deferred income tax method. Under this method deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

Deferred income tax provisions and benefits are based on changes to the assets and liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which they operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria.

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

The Company is subject to income taxes in the United States Federal jurisdiction, California and Florida. The Company is no longer subject to the United States Federal, California or Florida income examinations by tax authorities for the years before the year ended March 31, 2008. The Company recognizes interest and penalty accrued related to unrecognized tax benefits in its income tax expense, if any. No interest or penalties have been accrued for all presented periods.

Net Loss Per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. Outstanding warrants at March 31, 2012 and 2011 were 2,473,245 and 2,173,245, respectively. The outstanding options at March 31, 2012 and 2011 were 5,230,398 and 3,651,112, respectively.

Reclassifications

Certain reclassifications have been made to the March 31, 2011 financial statement presentation to correspond to the current year’s classification. Total stockholders’ (deficit) and net loss are unchanged due to these reclassifications.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, updating “Revenue Recognition – Milestone Method (Topic 605); Milestone Method of Revenue Recognition” (codified within ASC 605 – Revenue Recognition) (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The Company adopted ASU 2010-17 effective for the fiscal year beginning April 1, 2011 and did not have a material impact on the consolidated financial statements.

In December 2010, the FASB has issued ASU No. 2010-27, updating “Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers” (“ASU 2010-27”). ASU 2010-27 provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. A portion of the annual fee will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. ASU 2010-27 did not have a material impact on the consolidated financial statements.

NOTE 4:	DISCONTINUED OPERATIONS

Effective July 18, 2008, the Company’s former packaging division (INL) was sold for $2,654,000. On the closing date, $2,154,000 was paid to a lender to retire long-term debt. Additionally, $500,000 of the purchase price was held in escrow to secure any of the Company’s indemnification obligations. During 2011 and 2012, the Company settled a total of $150,000 of the amount held for indemnification obligations. At March 31, 2012 and 2011, assets from discontinued operations consisted of $130,000 and $200,000, respectively, held in escrow.

NOTE 5:	CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts payable.

Cash

The Company at times may have cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. The Company maintains its cash with larger financial institutions. The Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Purchases and Accounts Payable

The Company had balances greater than 10% of trade accounts payable at March 31, 2012 with three vendors. Vendor A had a balance that accounted for 26% of total accounts payables Vendor B had a balance of 13% and Vendor C had a balance of 11% at March 31, 2012.

NOTE 6:	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2012 and 2011:

	2012	2011

Prepaid Insurance	$3,750	$8,511

Prepaid Rent	10,827	—
Prepaid Consulting Fees	13,125	286,199
Other Current Assets	3,818	—

	$31,520	$294,710

NOTE 7:	NOTES PAYABLE

Ben Franklin Note

Biosyn (a wholly owned subsidiary of the Company and previously a wholly owned subsidiary of Cellegy) issued a note payable to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of Savvy, a compound then under development to prevent the transmission of HIV/AIDS.

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

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon the outcome of Savvy contraception trial and on future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs. As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the merger between the Company and Cellegy (see Note 1).

G-Max Trust Note

On December 29, 2009, the Company issued a Convertible Promissory Note (the “G-Max Note”) in the aggregate principal amount of $500,000 and 500,000 shares of common stock to The G-Max Trust (the “Investor”) in connection with a private placement to the Investor for gross proceeds of $500,500. The market value of the common stock on the date issued was $0.25 per share, for a total value of $125,000. A discount on the note payable of $124,500 was recorded as a result, and was being amortized over the term of the G-Max Note. The stock was restricted for six months from the date issued. Amortization of the discount, which is included in interest expense, was $93,375 for the year ended March 31, 2011. As of March 31, 2012, the net carrying amount was $0 and the net unamortized discount was $0. The interest recognized in the contractual interest coupon was $12,638 and $50,694 for the years ended March 31, 2012 and 2011, respectively.

Interest on the outstanding principal balance of the G-Max Note accrued at a rate of 10% per annum compounded monthly and was payable monthly commencing February 1, 2010.  All unpaid principal and interest on the G-Max Note was due and payable on June 30, 2011 (the “Maturity Date”).

At any time on or before the Maturity Date, the Investor had the right to convert part or all of the principal and interest owed under the G-Max Note into common stock at a conversion price equal to $0.20 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The conversion feature is considered beneficial to the Investor due to the purchase of the discounted shares. The estimated value of the beneficial conversion feature was $249,500. The entire amount was recorded as interest expense upon issuance as the G-Max Note was convertible at any time. The effective annual interest rate of the G-Max Note was 84.8% after considering the discount and beneficial conversion feature. The G-Max Note was converted into 2,500,000 shares of common stock on June 30, 2011.

Gemini Master Fund, Ltd. Notes

The Company completed a private placement financing transaction (the “January 2010 Financing”) with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement.  The Company issued 10% Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of approximately $1.5 million and 1,500,000 shares of common stock of the Company, and received gross proceeds of $1.5 million, excluding transaction costs and expenses. The fair market value of the Company's common stock on the date of the transaction was $ 0.41 per share. A discount of approximately $600,000 was calculated as a result, and was being amortized over the life of the Notes. The stock was restricted for six months from the date issued. Amortization of the discount, which is included in interest expense, was $433,944 for the year ended March 31, 2011. As of March 31, 2012, the net carrying amount was $0 and the net amortized discount was $0. Interest recognized on the contractual coupon was $11,724 and $108,906 for the years ended March 31, 2012 and 2011, respectively.

Interest on the Notes was payable at a rate of 10% per annum and was payable monthly on the first business day of each month. Principal and any accrued and unpaid interest were due and payable on June 30, 2011.  The Notes were convertible into shares of the Company’s common stock at any time at the discretion of the investor at an initial conversion price per share of $0.20, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Notes. The conversion price was also subject to price anti-dilution adjustments providing that if the Company issues equity securities or securities convertible into equity securities at an effective price per share below the conversion price of the Notes (subject to certain exceptions), the conversion price of the Notes would be adjusted downward to equal the price of the new securities. The conversion feature was considered beneficial to the investors due to the purchase of the discounted shares. The estimated value of the beneficial conversion feature was approximately $2.2 million. The entire amount was recorded as interest expense upon issuance since the Notes were convertible at any time. The effective interest rate of the Notes was 210.4% after considering the discount and beneficial conversion feature.

During April through June 2011, certain of the Gemini Note holders exercised their conversion feature to convert their Notes into shares of the Company's common stock. A total of 1,593,102 shares were issued in the conversion of notes with a total converted amount of $318,620, including interest. On June 30, 2011, the three remaining Gemini note holders accepted payment of the principal amounts owed. The amount of the notes paid and retired was $345,000.

Notes Payable

On November 30, 2010, the Company entered into a note payable with a drug wholesaler related to sales returns in the amount of $132,741.  The note bears interest at the prime rate, plus 2% (5.25% at March 31, 2012), and requires monthly payments of $10,000.  The note is currently due on demand.  The outstanding balance on this note at March 31, 2012 and 2011 was $75,242 and $92,741, respectively.

On May 1, 2011, the Company entered into a non-interest bearing note payable with a drug wholesaler related to sales returns in the amount of $147,866.  The note requires monthly payments of $10,000 with a final payment of $7,866 due on July 15, 2012.  The outstanding balance on this note at March 31, 2012 was $120,366.

Notes Payable to Related Parties

The Company had notes payable to related parties amounting to $105,632 and $101,232 at March 31, 2012 and 2011, respectively, which bear interest at 10%. Accrued interest, which is included in accrued expenses, in the consolidated balance sheet, related to the notes was $63,934 and $53,527 at March 31, 2012 and 2011, respectively.

On various dates during the twelve months ended March 31, 2012 and included in the amount above, the Company issued promissory notes to related parties for a total of $14,400, that bear interest at 10% with all principal and interest due on various maturity dates, originally. The principal amount repaid during fiscal 2012 was $10,000. Interest continues to accrue on the unpaid principal balances.

NOTE 8:	LEGAL MATTERS

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

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti was filed in San Diego Superior Court in May 2010 and was stayed in November 2010. Plaintiffs are affiliated Cosmo Bioscience entities who claim to have sublicensed certain patented technology from Eurogen BV, an entity wholly owned and controlled by Maurizio Zanetti. Plaintiffs claimed that Zanetti wrongfully terminated their license, and further that Zanetti improperly licensed the same technology to Adamis in violation of plaintiffs’ exclusive license agreement. Plaintiffs asserted a single claim for declaratory relief seeking a declaration that the Cosmo sublicense was in full force and effect, and that the Adamis license is invalid. In a previous effort to assert claims with respect to the technology, one of the principals of Cosmo previously had claimed to be a co-inventor of the patents involved in the lawsuit – a claim which was rejected by a U.S. federal district court. On July 26, 2010, Zanetti filed a motion to compel arbitration on the ground that the license he signed with Cosmo specified that Italian courts and Italian law would govern the license. Also on that date, Adamis filed a motion to stay the litigation pending resolution of any Italian arbitration. Those motions were granted in favor of Zanetti and Adamis on November 22, 2010, and the Cosmo litigation was stayed. Cosmo filed and served on Zanetti a Notice of Arbitration, seeking to compel arbitration in Italy, on May 14, 2012. Adamis is not a party to the arbitration because it was not a party to the Cosmo license agreement.

Curtis Leahy, et. al. v. Dennis J. Carlo, et al.

In May 2010, Curtis Leahy, et. al. v. Dennis J. Carlo, et al. was filed in San Diego Superior Court. The plaintiffs – Antaeus Capital Partners, Curtis Leahy, and David Amron – are Adamis shareholders, and they sought to represent a putative class of shareholders. The defendants named in the Complaint are Adamis, Dennis Carlo, David Marguglio, Robert Hopkins, and Richard Aloi, who are (or, in the case of Mr. Aloi, were) officers and/or directors of Adamis. Plaintiffs assert claims for violations of Section 25401, 25501, and 25504 of the California Corporations Code, and claims for common law fraud and negligent misrepresentation based on the allegations that defendants misrepresented and omitted material information in private placement memoranda distributed by Adamis in 2006 and 2008 regarding, among other things, Adamis’ license rights with respect to certain patented anti-viral technology; this claim appears to be based in part on the allegations of the Cosmo plaintiffs in the Cosmo lawsuit described above.

On May 27, 2011, plaintiffs filed a motion for class certification seeking to certify a putative class of shareholders who purchased stock pursuant to either or both of Adamis’ 2006 and 2008 private placement memoranda. On June 28, 2011, the court issued an order denying the plaintiffs’ motion for class certification on the grounds that (1) plaintiffs failed to meet their burden to show that there are common issues of fact to certify the class and (2) the individual plaintiffs were not adequate class representatives. Plaintiffs have appealed the court’s order denying class certification, and Adamis believes the appeal will be resolved in late 2012 or early 2013.

The Company continues to believe that the plaintiffs’ allegations are without merit, intends to defend against plaintiffs’ claims vigorously and may assert any available counterclaims. Litigation fees and costs have been incurred and not accrued through March 31, 2012. The unaccrued fees and costs have been submitted to our insurance carrier who has agreed to pay the fees and costs pursuant to the terms of our insurance policy, subject to a reservation of rights letter.

Agape World, Inc.

Agape World, Inc. is a company involved in an involuntary bankruptcy proceeding filed in 2009. Its principal, Nicholas Cosmo, was indicted and faces criminal trial on many counts of wire fraud and other claims, based on allegations that he operated a Ponzi scheme through Agape and other entities. More than two years before the date of this Report on Form 10-K, the bankruptcy trustee of Agape contacted Adamis by telephone, asserting that Agape World paid $1 million to Adamis for 2 million shares of common stock of Adamis, but that the stock was issued not to Agape World, but instead to Mr. Cosmo, a principal of Agape World, and claiming that this constituted a fraudulent transfer. The Company believes that the trustee has recovered the stock from the principal. The Company responded to the trustee denying any fraudulent transfer or any other basis for a claim by the trustee. There has been no further communication between the trustee and Adamis for more than two years, and no suit or any action has been filed against Adamis. Management believes that the trustee has no basis for any fraudulent transfer or other claims against Adamis. Due to the limited nature of discussions with Agape, the early stage of this matter and the facts in this case, the outcome of this matter cannot be determined at this time.

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

Total milestone payments are not to exceed $900,000 and can only be paid one time and will not repeat for subsequent products. At March 31, 2012 and 2011, no milestones have been achieved.

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

On September 22, 2006, the Company entered into an agreement with an entity to manufacture an influenza vaccine for the Company. The agreement requires the Company to pay $70,000 upon commencement of the project, followed by monthly payments based upon services performed until the project is complete. No product has been manufactured and no payments have been made as of March 31, 2012. Once the project begins, the total payments will aggregate $283,420. The project has an open ended start time. Adamis may terminate the agreement upon notice to the other party, other than reimbursing the other party for non-cancellable materials and supplies ordered, and work in progress, through the date of the termination.

On February 24, 2010, the Company entered into an agreement with Colby Pharmaceutical Company (“Colby”) to acquire three separate exclusive license agreements, covering three small molecule anti-inflammatory compounds, named APC-100, APC-200 and APC-300, for the potential treatment of human prostate cancer, or PCa, in exchange for shares of the Company’s common stock. Colby licensed the patents, patent applications and related intellectual property relating to the compounds pursuant to license agreements with a third party (“WARF”). Pursuant to the agreement as amended, on February 25, 2010, the Company was assigned and transferred the license agreement relating to the APC-300 compound in consideration of the issuance of 800,000 shares of common stock to Colby. The transfer of the license agreements relating to APC-100 and APC-200 occurred at a subsequent closing, pursuant to an amendment to the original agreement. Under the amendment, Colby assigned and transferred to the Company the license agreements relating to APC-100 and APC-200 in consideration for the issuance to Colby of 5,000,000 shares of the Company’s common stock.  Additionally, the Company issued 1,250,000 shares to each of two parties related to Colby, for consulting services rendered to the Company in connection with the intellectual property covered by the license agreements.

Under the agreements, with respect to sublicenses granted by the Company, the Company is to pay WARF according to the following schedule:

1.	Forty percent (40%) of amounts received under each agreement entered into before an Investigational New Drug ("IND") application is filed by the Company with the Federal Drug Administration ("FDA") for a Product made a subject of the sublicense.

2.	Thirty percent (30%) of amounts received under each agreement entered into after the filing of an IND under item (1) above until completion of a Phase 1 clinical trial by the Company for that Product.

3.	Twenty-five percent (25%) of amounts received under each agreement entered into after completion of item (2) above until completion of a Phase II clinical trial by the Company for that Product.

4.	Twenty percent (20%) of amounts received under each agreement entered into after completion of item (3) above until a New Drug Application ("NDA") has been approved by the FDA for that Product.

5.	Ten percent (10%) of amounts received under each agreement entered into after the NDA has been approved by the FDA for that Product.

Milestone Payments are outlined below:

1.	$25,000 upon the filing of the first IND or comparable regulatory filing for a human therapeutic Product.

2.	$150,000 upon the enrollment of its first patient under a Phase II clinical trial for the first human therapeutic Product.

3.	$200,000 upon the enrollment of its first patient under a Phase III clinical trial for the first human therapeutic Product.

4.	$250,000 for the first NDA or comparable regulatory approval for a human therapeutic Product.

These milestone payments occur only once for each of the compounds

NOTE 10:	COMMITMENTS AND CONTINGENCIES

In addition to the matters described in Note 8, the Company may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Office Lease

In April 2011, the Company leased approximately 2,400 square feet of office space in San Diego, California. The term of the lease is three years. The rents for each of the remaining two years are $64,948 and $55,283, respectively. There are no options to extend the lease term. Total rent expense was $71,050 and $30,805 for the years ended March 31, 2012 and 2011, respectively.

NOTE 11:	CAPITAL STRUCTURE

The Company is authorized to issue 175,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

In December 2008, The Company issued 500,000 shares of its common stock as payment for past consulting services. According to the consulting agreement, the stock is guaranteed to have a value of $1,000,000 within ten business days of the agreement’s anniversary on March 20, 2010, and is non-refundable. As the 500,000, shares of common stock did not have a value of $1,000,000 in March 2010, effective May 1, 2010 the Company extended its consulting agreement to assist the Company in its public relations efforts and issued 1,500,000 shares of its common stock fulfilling the Company's obligation from its prior agreement. On September 27, 2010, the Company repurchased 2,551,502 shares of common stock that were originally part of the holdback shares relating to the

Healthcare Ventures Group Acquisition, pursuant to repurchase rights in stock restriction agreements with the holders of those shares, for an aggregate price of $2,552.  During September 2010, the Company determined not to exercise its right of repurchase under the stock restriction agreements relating to 2,645,097 shares held by an officer and director of the Company, such person agreed not to seek any amounts for past compensation relating to approximately $77,000 of accrued bonus liability previously reflected on the Company's financial statements, and the accrued bonus liability was accordingly reduced on the Company's financial statements and included in additional paid-in capital, or compensation expense, accordingly.

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

On May 4, 2010 the Company and a consultant agreed to terminate a consulting services agreement entered into on February 1, 2010. The Company paid the $70,000 owed under the agreement by issuing 350,000 shares of the Company's common stock. Further, the Company and Colby Pharmaceuticals reduced 200,000 shares, with a value of $80,000, from the 1,000,000 shares originally issuable to Colby Pharmaceuticals as part of the license acquisition agreement between the Company and Colby Pharmaceuticals.

During the fiscal quarter ended September 30, 2010, the Company issued 1,580,000 shares of common stock to a small number of sophisticated investors in financing transactions at a price of $0.25 per share, for gross proceeds of $395,000, as well as 400,000 shares of common stock to be issued for gross proceeds of $100,000. During the third fiscal quarter ended December 31, 2010, the stock to be issued was cancelled and the cash received was returned to the investors.

During the fiscal quarter ended September 30, 2010 and the fiscal quarter ended December 31, 2010, certain of the Gemini note holders exercised their conversion feature to convert their notes into shares of the Company's common stock. A total of approximately 4,188,893 shares were issued in the conversion of notes and accrued interest with a total converted amount of $837,777 including interest of $777.

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

On October 16, 2010, the Company entered into an amendment to the Assignment, Assumption and Stock Acquisition Agreement dated February 24, 2010 with Colby Pharmaceutical Company, a privately held company. Under the amendment, Colby assigned and transferred to the Company the license agreements relating to two potential prostate cancer drug candidates, named APC-100 and APC-200, in consideration for the issuance to Colby of 5,000,000 shares of the Company’s common stock at a value of $1,215,000. Additionally, the Company issued 1,250,000 shares each to two consultants for consulting services rendered to the Company in connection with the intellectual property covered by the license agreements. Such services were valued at $607,500.

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

During the first fiscal quarter ending June 30, 2011, certain holders of the Gemini Notes exercised their conversion feature to convert their notes into shares of the Company’s common stock. A total of 1,593,101 shares were issued in the conversion of notes and accrued interest with a total converted amount of $318,619.

On June 30, 2011, the holder of the G-Max Note converted the entire $500,000 principal amount of the note into 2,500,000 shares of common stock at the conversion price stated in the note.

On June 30, 2011, the Purchaser received 2,200,000 shares of common stock at $0.25 per share in connection with the Financing, for cash proceeds totaling $550,000. Effective July 21, 2011, the Purchaser received an additional 2,200,000 shares of common stock at $0.25 per share in connection with the second cash payment of $550,000 pursuant to the amendment to the Purchase Agreement.

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

On November 10, 2011, the Company issued 2,800,000 shares of common stock to the Purchaser under the second amendment to the Purchase Agreement for cash proceeds totaling $700,000.

On January 31, 2012, the Purchaser received 1,500,000 shares of common stock at $0.25 per share in connection with the Financing, for cash proceeds totaling $375,000. Effective February 13, 2012, the Purchaser received an additional 499,680 shares of common stock at $0.25 per share in connection with the second cash payment of $124,920. On February 29, 2012, the Purchaser received 800,640 shares of common stock at $0.25 per share in connection with the Financing, for cash proceeds totaling $200,160 pursuant to the third amendment to the Purchase Agreement.

NOTE 12:	STOCK OPTION PLANS, SHARES RESERVED AND WARRANTS

The Company has a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”).  In addition, the 2009 Plan provides for the grant of performance cash awards.  The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 7,000,000 shares.  The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. On January 1, 2012 and 2011, the number of shares reserved for this issuance increased by 4,656,698 and 4,079,517 respectively, aggregating to 18,063,613 at March 31, 2012.

From June 2010 through September 2010 the Company issued warrants to purchase up to 395,000 shares of common stock to purchasers of the Company's common stock. The warrants have an exercise price of $0.30 per share. The options have a five year term and expire between June and September 2015. The warrants had an intrinsic value of $36,550.

On August 20, 2010 the Company granted 3,150,398 options to a number of its employees to purchase the Company's common stock. The stock options have an exercise price of $0.27 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. 2,525,000 of the stock options vest over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the option and 625,398 of the stock options immediately vest. The Company estimated that the stock options have a fair market value of $0.12 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 31.675%, a risk-free interest rate of 2.6% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 0%. The Company recorded stock based compensation expense of $125,465 and a reduction of accrued expenses of $1,068,786 related to such stock options for the year-ended March 31, 2011. Stock based compensation expense related to these option was $101,000 for the year - ended March 31, 2012.

On January 12, 2011, the Company added a board member, who was granted a stock option by the Company to purchase up to 50,000 shares of common stock. The stock option has an exercise price of $0.21 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. The stock option vests over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the option. The Company estimated that the stock option has a fair market value of $0.10 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 30.865%, a risk-free interest rate of 3.4% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 0%. The Company recorded stock based compensation expense of $832 and $2,708 related to such stock options for the years ended March 31, 2012 and 2011, respectively.

On February 10, 2011, the Company added two board members, who were granted stock options by the Company to purchase up to 100,000 shares of common stock. The stock options have an exercise price of $0.20 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. The stock options vest over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the options. The Company estimated that the stock options have a fair market value of $0.10 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 30.865%, a risk-free interest rate of 3.7% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 0%. The Company recorded stock based compensation expense of $1,668 and $5,278 related to such stock options for the years ended March 31, 2012 and 2011, respectively.

On July 11, 2011, the Company entered into a consulting agreement with a consultant to assist the Company in researching its markets and analyzing its opportunities. As part of the compensation, the consultant received a warrant to purchase 300,000 shares of common stock, with an exercise price of $0.22 and a term of five years. The value of the warrants was $21,000.

On September 12, 2011, the Company issued options to purchase 1,575,000 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.19 per share. One-third of the options vest immediately, and the options become exercisable with respect to the remaining shares over a period of two years. These options were valued using the Black-Scholes option pricing model during the quarter ended September 30, 2011, the expected volatility was approximately 31%, and the risk-free interest rate was approximately 2% which resulted in a calculated fair value of $126,000. The Company recorded stock based compensation expense of $66,500 for the year ended March 31, 2012.

On September 13, 2011, the Company issued options to purchase 105,000 shares of common stock to the independent directors of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.18 per share. The options become exercisable with respect to 1/36 of the shares monthly over a period of three years. These options were valued using the Black-Scholes option pricing model during the quarter ended September 30, 2011, the expected volatility was approximately 31%, and the risk-free interest rate was approximately 2% which resulted in a calculated fair value of $8,400. The Company recorded stock based compensation expense of $1,633 for the year ended March 31, 2012.

The following summarizes the stock option activity for the years ended March 31, 2012 and 2011 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Non-Plan Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Balance as of April 1, 2010	250,000	$0.22	8.27 years	100,714	$41.27	2.61 years
Options Granted	3,350,398	$0.27	9.42 years	—		—
Options Exercised	—		—	—		—
Options Canceled	50,000	$0.21	—	—		—

Balance as of March 31, 2011	3,550,398	$0.26	9.34 years	100,714	$41.27	2.61 years

Options Granted	1,680,000	$0.19	9.24 years	—		—
Options Exercised	—		—	—		—
Options Canceled	—		—	—		—

Balance as of March 31, 2012	5,230,398	$0.24	8.69 years	100,714	$41.27	1.60 years

Exercisable at March 31, 2012	3,162,109	$0.24	8.69 years	100,714	$41.27	1.60 years

The Company has reserved shares of common stock for issuance upon exercise at March 31, 2012 as follows:

Warrants	2,473,245
Non-Plan Stock Options	100,714
2009 Equity Incentive Plan	18,063,613
Total Shares Reserved	20,637,572

The weighted-average grant-date fair value of stock options granted during the years ended March 31, 2012 and 2011 was approximately $317,000 and $895,000 respectively.

At March 31, 2012 and 2011, there was approximately $222,000 and $260,000, respectively, of unrecognized compensation costs related to non-vested option awards. This expense is expected to be recognized over a weighted average period of 3.8 years.

The following summarizes warrants outstanding at March 31, 2012:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,245	$57.97 - $173.92	October 22, 2004	October 2013 - 2014
Investor Warrants	395,000	$0.30	September 15, 2010	September 15, 2015

Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2012
Consultant Warrants	300,000	$0.25	August 26, 2009	August 26, 2014
Consultant Warrants	270,000	$0.20	January 29, 2010	January 25, 2015
Consultant Warrants	200,000	$0.29	October 26, 2009	October 26, 2014

Consultant Warrants	300,000	$0.22	July 11, 2011	July 11, 2016

Total Warrants	2,473,245

NOTE 13:	INCOME TAXES

At March 31, 2012, the Company had net operating loss carry forwards of approximately $121 million and $49 million for federal and state purposes, respectively. The net operating loss carry forwards expire through the year 2030. At March 31, 2012, the Company also had research and development credit carry forwards of approximately $2.8 million and $200,000 for federal and state purposes, respectively. The federal credits expire through the year 2027 and the state credits expire through the year 2019. The Tax Reform Act of 1986 (the “Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carry forwards following certain ownership changes that could that could limit the Company’s ability to utilize these carry forwards. The Company most likely has experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carry forwards may be limited. Cellegy’s merger with Adamis as described in Note 1, may also impact the ability for the Company to utilize certain of its net operating loss carry forwards. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carry forwards for federal income tax purposes. The Company determined that the net operating loss carry forwards relating to Cellegy and Biosyn are limited due to the acquisitions, in 2009 and 2004 and has reflected the estimated amount of usable net operating loss carry forwards in its deferred tax assets below.

The benefit for income taxes from continuing operations consists of the following for the years ended March 31, 2012 and 2011:

	2012	2011

Current	$—	$—
Deferred	1,212,000	(2,475,000)

Total	1,212,000	(2,475,000)
Change in Valuation Allowance	(1,212,000)	2,475,000

Tax Benefit, net	$—	$—

At March 31, 2012 and 2011 the significant components of the deferred tax assets from continuing operations are summarized below:

	2012	2011

Net Operating Loss Carry forwards	$40,945,000	$41,775,000
Deferred Tax Assets	385,000	767,000

Net Deferred Tax Assets	41,330,000	42,542,000
Less Valuation Allowance	(41,330,000)	(42,542,000)

Net Deferred Tax Assets	$—	$—

We have determined at March 31, 2012 and 2011 that a full valuation allowance would be required against all of our operating loss carry forwards and deferred tax assets that we do not expect to be utilized by deferred tax liabilities.

The following table reconciles our losses from continuing operations before income taxes for the years ended March 31, 2012 and 2011.

		2012	2011

Net (Loss)		$(4,915,000)	$(6,900,000)

Permanent Differences:

Non-Cash Interest		1,000	528,000
Meals and Entertainment		4,000	—
		$(4,910,000)	$(6,452,000)

Federal Statutory Rate	34.00%	$(1,671,000)	$(2,373,000)
State Income Tax, net of Federal Tax	3.63%	(178,000)	(254,000)

Permanent Differences	37.63%	3,060,000	152,000
Change in Valuation Allowance		(1,211,000)	2,475,000

Expected Tax Benefit		$—	$—

NOTE 14:	SUBSEQUENT EVENTS

On April 2, 2012, the Company completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement. The Company issued a 10% Senior Convertible Note in the aggregate principal amount of $1,000,000 and 1,000,000 shares of common stock of the Company, and received gross proceeds of $1,000,000, excluding transaction costs and expenses.

Interest on the Gemini note is payable at a rate of 10% per annum and is payable on the maturity date of the Gemini Note. Principal and accrued and unpaid interest is due and payable nine months after the date of the Gemini Note. The Gemini note is convertible into shares of the Company’s common stock at any time at the discretion of the investor at an initial conversion price per share of $0.25, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini note. The conversion price is also subject to price anti-dilution adjustments providing that with the exception of certain excluded categories of issuances and transactions, if the Company issues equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini note, the conversion price of the Gemini note will be adjusted downward to equal the per share price of the new securities. The Company’s obligations under the Gemini note and the other transaction agreements are guaranteed by the Company’s principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc.

The transaction agreements include restrictions on the Company’s ability to engage in certain kinds of transactions while the Gemini note is outstanding without the consent of Gemini, including incurring or paying certain kinds of indebtedness, entering into certain kinds of financing transactions, or encumbering the Company’s assets (subject to certain exceptions). The transaction documents include a variety of liquidated damages, penalties and default provisions upon events of default by the Company, including without limitation an increase in the principal amount and interest rate and a potential decrease in the conversion price of the Gemini note, and in connection with certain other breaches of covenants of the Company. If the shares underlying the Gemini note are not freely tradable under SEC Rule 144 after six months from the closing of the Gemini note transaction, the Company intends to file a registration statement covering the resale of such shares.

On June 11, 2012, the Company completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement. The Company issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 and 500,000 shares of common stock of the Company, and received gross proceeds of $500,000, excluding transaction costs and expenses. The maturity date is nine months after the date of the note. The other materials terms and conditions are similar to the April 2, 2012 Gemini note described above, except that the initial conversion price per share is $0.55.

Between April and June 2012 the Company converted seven warrants for a total of 212,825 shares. The strike prices ranged between $.20 and $.30. The warrants were all exercised by means of cashless conversions and the cumulative value was $146,762.

On June 11, 2012, the Company issued a Convertible Promissory Note in the aggregate principal amount of $500,000 and 500,000 shares of common stock to The G-Max Trust (the “Investor”), and received gross proceeds of approximately $500,000, excluding transaction costs and expenses.

Interest on the outstanding principal balance of the G-Max Note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing July 1, 2012. All unpaid principal and interest on the Note is due and payable on April 1, 2013.

At any time on or before the maturity date, the Investor has the right to convert part or all of the principal and interest owed under the G-Max Note into Common Stock at a conversion price equal to $0.55 per share subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of Common Stock.

The G-Max Note includes piggyback registration rights providing that at any time after one year after the date of the G-Max Note, if the shares issued to the Investor and the shares of common stock issuable upon conversion of the G-Max Note (together, the “Transaction Shares”) cannot be sold without restriction pursuant to SEC Rule 144, then if the Company files a registration statement pursuant to the Securities Act of 1933, as amended (the “Act”) relating to an offering for the account of others under the Act of any of its equity securities (other than on Form S-4 or Form S-8 (each as promulgated under the Act) or their then equivalents), then the Company will promptly notify the Investor and will include in such registration and any related qualification under blue sky laws or other compliance, and in any underwriting involved therein, all Transaction Shares specified by the Investor. The Company will pay the registration fees relating to the inclusion of the Transaction Shares in the registration statement.

The G-Max Note includes subordination provisions providing that payment of principal, interest and any other amounts that may become due pursuant to the G-Max Note, and any other obligation that the Company may have to the Investor (“Subordinated Indebtedness”), is subordinated to the payment in full of all “Senior Indebtedness” of the Company, which is defined as any obligations of the Company outstanding on the date of the G-Max Note or created thereafter pursuant to any secured note of the Company and any agreements relating thereto, and that as between the Investor and any holder of Senior Indebtedness (a “Senior Lender”) the Senior Lender will hold a first priority lien in all collateral relating to the Senior Indebtedness.  Until all of the Senior Indebtedness has been paid in full and the Senior Lender has released its lien in the collateral, the Investor may not, without the Senior Lender’s prior written consent, demand, receive or accept any payment, other than current interest payments, from the Company in respect of the Subordinated Indebtedness, or exercise any right of or permit any setoff in respect of the Subordinated Indebtedness.  The G-Max Note includes other customary subordination provisions, including provisions subordinating the Subordinated Indebtedness to any Senior Indebtedness in the event of bankruptcy or similar proceedings or events.  In addition, if an event of default occurs with respect to any Senior Indebtedness permitting the holder to accelerate the maturity thereof, then, unless the event of default has been cured or waived or has ceased to exist, or all Senior Indebtedness has been paid in full, no payment may be made in respect of the G-Max Note for a period of 180 days after the first occurrence of such event of default.

