Form 10-K/A
period 2012-03-31
Adamis Pharmaceuticals Corp
filed 2012-07-27
CIK 887247

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2011 was $16,130,794.

At June 13, 2012, the Company had 98,146,589 shares outstanding.

Documents Incorporated by Reference: None

ADAMIS PHARMACEUTICALS CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED MARCH 31, 2012

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which was filed with the U.S. Securities and Exchange Commission on June 29, 2012 (the “Original Report”), to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K. This report is limited in scope to the items identified above and should be read in conjunction with the Original Report. Except as may be expressly otherwise disclosed, this report does not reflect events occurring after the filing of the Original Report and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

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

Information Regarding Board of Directors

Pursuant to our Bylaws, generally the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members. The ages, principal occupations, current directorships and any directorship held during the past five years, and certain other information with respect to the directors of the Company, are shown below as of July 30, 2012.

NAME	AGE	DIRECTOR SINCE	PRINCIPAL OCCUPATION/POSITION WITH ADAMIS
Dennis J. Carlo, Ph.D.	68	2009	President, Chief Executive Officer and Director
Kenneth M. Cohen	57	2011	Consultant, Director
Craig A. Johnson	50	2011	Consultant, Director
David J. Marguglio	42	2009	Senior Vice President of Corporate Development, Director
Tina S. Nova, Ph.D.	58	2011	President of Genoptix, Inc., Director

Dennis J. Carlo, Ph.D. Dr. Carlo became President, Chief Executive Officer and a director of the Company in April 2009 in connection with the closing of the merger transaction between Cellegy Pharmaceuticals, Inc. and Adamis Corporation, which was formerly known as Adamis Pharmaceuticals Corporation (“Old Adamis”); pursuant to the merger, Cellegy was the surviving corporation in the merger and changed its name to Adamis Pharmaceuticals Corporation. Dr. Carlo was a co-founder of Old Adamis and served as its President and Chief Executive Officer, and a director, from October 2006 to April 2009. From 2003 to 2006, he served as president of Telos Pharmaceuticals, a private biotechnology company, from 2003 to 2006. From 1982 to 1987, he served as Vice President of Research and Development and Therapeutic Manufacturing at Hybritech Inc., a pharmaceutical and life science company which was acquired by Eli Lilly & Co in 1985. After the sale to Lilly, Dr. Carlo, along with Dr. Jonas Salk, James Glavin and Kevin Kimberland, founded Immune Response Corporation, a public biotechnology company, where he served as its President and Chief Executive Officer from 1994 to 2002. Before then, he held various positions with life science companies, including Merck & Co. Dr. Carlo received a B.S. degree in microbiology from Ohio State University and has a Ph.D. in Immunology and Medical Microbiology from Ohio State University.

Kenneth M. Cohen. Mr. Cohen has served as one of our directors since January 2011. He is an advisor to companies, entrepreneurs and investors in the life sciences area. He was a co-founder of publicly held Somaxon Pharmaceuticals and served as its President and Chief Executive Officer from August 2003 through December 2007 and continued as a director until June 2008. Previously, he was an independent advisor to various biotechnology and pharmaceutical companies, entrepreneurs and investors, including Synbiotics Corporation, Applied NeuroSolutions, Inc. and Highbridge Capital Management. From May 1996 to April 2001, he was President and Chief Executive Officer of Synbiotics Corporation, a diagnostics company. From March 1995 to February 1996, Mr. Cohen was Executive Vice President and Chief Operating Officer for Canji Incorporated, a human gene-therapy company, until its acquisition by Schering-Plough Corporation in February 1996. Prior to joining Canji, he was Vice President of Business Affairs at Argus Pharmaceuticals, Inc. and Vice President of Marketing and Business Development for LifeCell Corporation. Mr. Cohen began his career at Eli Lilly and Company in 1978, where, among many different responsibilities over ten years, he directed business planning for the Medical Instrument Systems Division and managed the launch of Prozac. He received an A.B. in biology and chemistry from Dartmouth College and an M.B.A. from the Wharton School of The University of Pennsylvania.

Craig A. Johnson. Mr. Johnson has served as one of our directors since February 2011. He served as Chief Financial Officer of PURE Bioscience, Inc. from August 2011 to May 2012, and Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc. from 2010 to 2011. Mr. Johnson served as Vice President and

Chief Financial Officer of TorreyPines Therapeutics, Inc. from 2004 until the company’s acquisition by Raptor Pharmaceuticals Corp. in October 2009, and then as Vice President of TPTX, Inc., a wholly owned subsidiary of Raptor Pharmaceutical Corp. through March 2010. From 1994 to 2004, he was employed by MitoKor, Inc. and last held the position of Chief Financial Officer and Senior Vice President of Operations. Prior to joining MitoKor, Mr. Johnson served as a senior financial executive for several early-stage technology companies, and he also practiced as a Certified Public Accountant with Price Waterhouse. Mr. Johnson served as a director and the chairman of the audit committee for Ardea Biosciences, Inc., from 2008 until the company’s acquisition by AstraZeneca PLC in June 2012. Mr. Johnson received his B.B.A. in accounting from the University of Michigan and is a certified public accountant.

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

Tina S. Nova, Ph.D. Dr. Nova has served as a member of our Board of Directors since February 2011. Dr. Nova is a co-founder of Genoptix, Inc., a medical laboratory diagnostics company, and has served as its President since 2000. Dr. Nova also served as Genoptix’ Chief Executive Officer and as a member of its board of directors from 2000 until Novartis AG acquired Genoptix in February 2011. Dr. Nova was a co-founder of Nanogen, Inc., a provider of molecular diagnostic tests, and she served as its Chief Operating Officer and President from 1994 to 2000. Dr. Nova served as Chief Operating Officer of Selective Genetics, a targeted therapy, biotechnology company, from 1992 to 1994, and in various director-level positions with Ligand Pharmaceuticals Incorporated, a drug discovery and development company, from 1988 to 1992, most recently as Executive Director of New Leads Discovery. Dr. Nova has also held various research and management positions with Hybritech, Inc., a former subsidiary of Eli Lilly & Company, a pharmaceutical company. Dr. Nova also served as a member of the board of directors of Cypress Bioscience, Inc., a company focused on developing drugs for functional somatic syndromes. Dr. Nova was the Chair of the board of directors of BIOCOM from March 2001 to March 2002. Dr. Nova holds a B.S. in Biological Sciences from the University of California, Irvine and a Ph.D. in Biochemistry from the University of California, Riverside.

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. Our Board is composed of a diverse group of leaders in their respective fields. Many of the current directors have executive experience at public companies, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing boards and other companies. Further, our directors also have other experience that makes them valuable members and provides insight into issues relevant to the Company, such as prior experience with financing transactions, acquisitions and licensing transactions.

The following highlights the specific experience, qualification, attributes and skills of our individual Board members, or nominees for the Board, that have led our Nominating and Governance Committee and the Board to conclude that these individuals should serve on our Board:

Dennis J. Carlo, Ph.D., brings his executive experience, including his experience in senior management positions at several companies in the life science industry including Immune Response Corporation and Hybritech Inc., his extensive knowledge of the markets in which we compete and intend to compete, and his deep knowledge of Adamis gained from his position as chief executive officer of the Company.

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

Craig A. Johnson brings his extensive public accounting, financial and executive management background and experience at many pharmaceutical and life science companies including Pure Bioscience, Inc., NovaDel Pharma Inc., TorreyPines Therapeutics, Inc. and MitoKor, Inc., as well as his service on the board of directors and audit committee of Ardea Bioscience, Inc.

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

Independence of Directors

The Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or the Company’s independent registered public accounting firm. Based on its review, the Board determined that each member of the board of directors, other than Dr. Carlo and Mr. Marguglio who are executive officers of the Company, is independent under the NASDAQ criteria for independent board members, and that each member of the standing committees of the Board is independent under such criteria.

Committees of the Board

Our Board has the following three committees: (1) Audit Committee; (2) Compensation Committee; and (3) Nominating and Governance Committee. The members of each committee are Kenneth M. Cohen, Craig A. Johnson and Tina S. Nova, Ph.D. Mr. Johnson is Chair of the Audit Committee; Dr. Nova is Chair of the Compensation Committee; and Mr. Cohen is Chair of the Nominating and Governance Committee. Copies of the charter of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee were attached as appendices to the Company’s proxy statement filed with the SEC on February 17, 2009, that was included in its Form S-4 registration statement relating to the annual meeting of stockholders held on March 23, 2009, and will be included as appendices to the Company’s proxy statement in connection with the Company’s 2012 annual meeting of stockholders.

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

The Audit Committee meets with management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting. The Audit Committee discusses these matters with our independent registered public accounting firm and with appropriate financial personnel from Adamis. Meetings are held with participation from the independent registered public accounting firm. The independent registered public accounting firm is given unrestricted access to the Audit Committee. In addition, the Audit Committee reviews our budget and capital requirements, and reports its recommendations to the full Board for approval and to authorize action. The Audit Committee met and/or acted by written consent five times during the fiscal year ended March 31, 2012.

Director Nomination Procedures

The Nominating and Governance Committee is responsible for recommending to the Board the nominees for election as directors at any meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board. In making such recommendations, the committee will consider candidates proposed by stockholders. There have not been any material changes to the procedures by which stockholders of the Company may recommend nominees for election to the Board of Directors that have been implemented since the date of the description of those procedures in the Company’s proxy statement dated August 8, 2011, that was distributed to the stockholders in connection with last year’s 2011 annual meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, named executive officers and beneficial owners of more than 10% of our Common Stock are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the SEC and the principal exchange upon which such securities are traded or quoted and to furnish us with copies of the reports. Other than as set forth below, based solely on a review of the copies of such forms furnished to us, we believe that from April 1, 2011 to March 31, 2012, all Section 16(a) filing requirements applicable to our named executive officers, directors and greater than 10% holders of our Common Stock were in compliance. On September 16, 2011, Thomas Moll, Vice President of Research, and Karen Daniels, Vice President of Operations, filed Form 3s, the initial statement of beneficial ownership of securities, regarding their designation as executive officers in August 2011. On July 25, 2012, Dennis Carlo, President and Chief Executive Officer, filed a Form 5 reporting the transfer on December 29, 2011, of 100,000 shares of Common Stock to a trust for the benefit of his son and the gift on December 29, 2011 of 100,000 shares of Common Stock to a third party.

Information Regarding Executive Officers

The names, ages, principal occupations during the past five years, and certain other information with respect to our executive officers are shown below as of July 31, 2012. To the extent that any named executive officer is also serving as a member of the Board, then such named executive officer’s biography is set forth under “Information Regarding Board of Directors” above.

Our executive officers are appointed by the Board.

Name	Age	Principal Occupation
Dennis J. Carlo, Ph.D.	68	Chief Executive Officer of the Company and Director
David J. Marguglio	42	Senior Vice President of Corporate Development and Director
Robert O. Hopkins	52	Vice President, Finance and Chief Financial Officer
Karen K. Daniels	59	Vice President of Operations
Thomas Moll, Ph.D.	47	Vice President of Research

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

Thomas Moll, Ph.D. Dr. Moll joined Adamis Pharmaceuticals in February 2008 Vice President of Research. He has close to 20 years of experience in both academic and industrial preclinical research and development in the areas of inflammation, immunology and cancer biology. Prior to joining Adamis, Dr. Moll was Vice President of Research at privately held Telos Pharmaceuticals from 2003 to 2008. From 1998 to 2003 he was Vice President of Immunology at Cardion AG, a privately held German biotech company. Dr. Moll holds a diploma in Biology II from the University of Basel, Switzerland, and received his doctorate degree in Genetics and Biochemistry from the University of Vienna, Austria.

ITEM 11:	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Adamis during fiscal year 2012 and 2011 to (i) each person who served as Adamis’ chief executive officer during fiscal 2012, (ii) each person who served as Adamis’ principal financial officer during fiscal 2012, (iii) the two most highly compensated officers other than the chief executive officer and principal financial officer who were serving as executive officers at the end of fiscal 2012 and whose total compensation for such year exceeded $100,000, and (iv) up to two additional individuals for whom disclosures would have been provided in this table, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2012 (sometimes referred to collectively as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Dennis J. Carlo, Ph.D.	2012	$500,000		—	48,000	(1)	—	$15,515	(2)	$563,515
President and Chief Executive Officer	2011	$406,348		—	22,745	(1)	—	$21,365	(2)	$450,458

Robert O. Hopkins	2012	$225,000		—	10,000	(1)	—	$11,446	(2)	$246,446
Vice President, Chief Financial Officer	2011	$225,000		—	30,847	(1)	—	$4,192	(2)	$260,039
Karen K. Daniels	2012	$225,000		—	24,000	(1)	---	$10,891	(2)	$259,891
Vice President of Operations

David J. Marguglio	2012	$250,000			10,000	(1)	---	$15,515	(2)	$275,515
Senior Vice President, Corporate Development	2011	$250,000		—	12,833	(1)	—	$3,861	(2)	$266,694

(1)
Reflects the grant date fair value for financial statement reporting purposes with respect to stock options granted during the years ended March 31, 2012 and 2011, respectively, calculated in accordance with applicable rules and regulations and authoritative guidance. For a discussion of assumptions used to estimate fair value, please see Note 12 to our financial statements in our Annual Report on Form 10-K for the year ended March 31, 2012. The actual amount ultimately realized from the equity awards will likely vary based on a number of factors, including, but not limited to, Adamis’ actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

(2)	For fiscal 2012 and 2011, reflects premiums paid by the Company on behalf of each of Messrs. Carlo, Marguglio, Hopkins and Ms. Daniels for health, dental, and vision insurance.

Grants of Plan-Based Awards

The following table shows certain information regarding grants of plan-based awards to the named executive officers for the fiscal year ended March 31, 2012.

Grants of Plan-Based Awards in Fiscal 2012

Name	Grant Date	Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards(1)	Grant Date Fair Value of Option Awards(2)
Dennis J. Carlo, Ph.D.	9/12/2011	600,000	$0.19	$48,000
Robert O. Hopkins	9/12/2011	125,000	0.19	10,000
Karen K. Daniels	9/12/2011	300,000	0.19	24,000
David J. Marguglio	9/12/2011	125,000	0.19	10,000

(1)	In accordance with the terms of the Company’s 2009 Equity Incentive Plan the (“Plan”), the exercise price of each option was set at the fair market value of our common stock on the date of grant.
(2)
Each option is intended to be an incentive stock option. Each option has a term of ten years from the grant date, subject to earlier termination of the term as provided in the Plan. Each option vested and became exercisable immediately on the grant date with respect to one-third of the shares covered by the option, with the remaining two-thirds of the option shares vesting and becoming exercisable ratably monthly over a period of two years from the grant date. See the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 29, 2012 with the SEC, for the stock compensation expense assumptions used to determine the valuation and expensing of stock option awards. The values recognized in the “Grant Date Fair Value of Option Awards” column above do not reflect estimated forfeitures.

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at March 31, 2012, for each of our named executive officers.

	Option Awards						Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name
Dennis J. Carlo, Ph.D.	(1)	349,875	250,125	-	$0.19	9/11/2021	-	$-	-	$-
	(2)	568,750	406,250		$0.27	8/20/2020

Robert O. Hopkins	(1)	72,891	52,109	-	$0.19	9/11/2021	-	$-	-	$-
	(2)	291,667	208,333		$0.27	8/20/2020
	(3)	159,833	-		$0.27	8/20/2020

Karen K. Daniels	(1)	174,938	125,062	-	$0.19	9/11/2021	-	$-	-	$-
	(2)	145,833	104,167		$0.27	8/20/2020
	(3)	170,000	-		$0.27	8/20/2020
	(4)	250,000	-		$0.22	7/6/2019

David J. Marguglio	(1)	72,891	52,109	-	$0.19	9/11/2021	-	$-	-	$-
	(2)	320,833	229,167		$0.27	8/20/2020

(1)
The options vest with respect to one-third of the shares immediately and monthly thereafter with respect to 1/24 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).

(2)
The options vest with respect to one-sixth of the shares subject to the option on the six-month anniversary of the grant date and monthly thereafter with respect to 1/36 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).

(3)	The options are fully vested and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(4)	The options are fully vested and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).

There were no options or other derivative securities exercised in fiscal 2012 by our named executive officers. In addition, there were no shares acquired by our named executive officers upon the vesting of restricted stock.

Employment Agreements and Potential Payments Upon Termination or Change in Control

On November 9, 2010, the Company entered into employment agreements with its executive officers. The agreements provide for the employment of the following persons to the following positions: Dennis J. Carlo, Ph.D., President and Chief Executive Officer; David J. Marguglio, Vice President of Business Development; and Robert O. Hopkins, Vice President of Finance and Chief Financial Officer. On July 2, 2012, the Company entered into employment agreements with Karen K. Daniels, Vice President of Operations, and Thomas Moll, Vice President of Research. The agreements provide for the employment of Ms. Daniels and Dr. Moll in their current officer positions.

The agreements provide for base compensation at the following annual rates: Dr. Carlo, $500,000; Mr. Marguglio, $250,000; and Mr. Hopkins, Ms. Daniels and Dr. Moll, $225,000. Under the agreements, the officers are eligible to participate in benefit programs that are routinely made available to executive officers, including any executive stock ownership plans, profit sharing plans, incentive compensation or bonus plans, retirement plans, Company-provided life insurance, or similar executive benefit plans maintained or sponsored by the Company.

Except with respect to titles, salary amounts, and severance and benefit periods following certain kinds of employment terminations or change of control events, the agreements are similar in all material respects.

The agreements are terminable at any time by either party. If the Company terminates the officer’s employment at any time, the officer will be entitled to receive any unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which the officer is entitled by virtue of the officer’s past employment with the Company. The agreements provide that if the officer’s employment is terminated without cause (as defined in the employment agreements), the officer will be entitled to receive severance payments at the officer’s then-annual base salary for the following periods from the date of termination: Dr. Carlo, 18 months; and Messrs. Marguglio, Hopkins, Daniels and Moll, nine months. These payments will be accelerated in the event of a change of control transaction. The officers would also receive continued medical, dental and vision benefits pursuant to COBRA at the Company’s expense for such periods (or until the officer becomes employed full-time by another employer). In addition, in the event of a termination without cause, a number of unvested stock options will accelerate, vest and be exercisable in full as if the officer had remained employed during the severance periods described above, and all options will remain exercisable for a period of one year after the date of termination. The agreements also provide that if officer is terminated without cause or the officer terminates the officer’s employment for good reason (as defined in the employment agreements), in each case within 90 days before a change in control or within 13 months after the date of a change in control, the officer will also be entitled to receive the severance and medical benefits described above. Good reason is defined in the agreements to include events such as material reduction in base salary or responsibilities and duties or required relocation out of the San Diego area. In addition, in the event of a change in control, all unvested options held by the officer will accelerate and be exercisable in full and any unvested shares will vest in full. The Company’s obligation to pay the severance benefits described above is conditioned on the officer’s timely execution of a general release of claims. Upon termination of employment by reason of death or disability, any options that are vested and exercisable on the termination date will remain exercisable for 12 months after the date of cessation of service.

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

Pursuant to its charter, the Compensation Committee may engage the services of outside advisors, experts, and others to assist them. During fiscal 2012, the Compensation Committee did not engage the services of outside advisors, experts or others to assist in setting director compensation.

The following table shows amounts earned by each director during the fiscal year ended March 31, 2012, other than Dr. Carlo and Mr. Marguglio, who are named executive officers and received no additional compensation for their services as a director.

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Kenneth M. Cohen	$39,500	—	$2,800	—	—	—	$42,300
Craig A. Johnson	$44,500	—	$2,800	—	—	—	$47,300
Tina S. Nova, Ph.D.	$39,500	—	$2,800	—	—	—	$42,300

(1)	Reflects the amount of fees earned during the year ended March 31, 2012.
(2)
Amounts reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the year ended March 31, 2012, calculated in accordance with applicable rules and regulations and authoritative guidance. The assumptions used for these calculations are included in Note 12 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 29, 2012 with the SEC. Represents options awarded to each of Mr. Cohen, Mr. Johnson and Ms. Nova to purchase 35,000 shares of common stock. The exercise price of the options is $0.18 per share, which was the fair market value of the common stock on the grant date. The options have a term of ten years and vest and become exercisable as to 1/36 of the option shares per month over a period of three years.

(3)	The aggregate number of option awards outstanding at March 31, 2012, for each of Mr. Cohen, Mr. Johnson and Ms. Nova, was 85,000.

Upon joining the Board, and pursuant to the provisions of the Plan regarding option awards to non-employee directors, each of Mr. Cohen, Mr. Johnson and Dr. Nova was granted an initial stock option to purchase 50,000 shares. The options have a term of ten years and an exercise price equal to the fair market value of the common stock on the date of grant. The initial option vests and becomes exercisable with respect to 25,000 of the shares subject to the option on the grant date. The option vests and becomes exercisable with respect to the remaining 25,000 of the shares subject to the option monthly over a period of three years from the grant date at the rate of 1/36 of the option shares each month. Under the provisions of the Plan, each non-employee director also receives a succeeding annual grant, on the first business day after the annual meeting of stockholders, to purchase 25,000 shares of common stock (pro rated if the director joined the Board within the preceding 12 months), with the annual grant vesting and becoming exercisable as to 1/36 of the total shares subject to the annual grant on each monthly anniversary of the date of grant, such that Succeeding Grants are fully vested and exercisable on the third anniversary of the date of grant, so long as the non-employee director continuously remains a director, consultant or employee of the Company. Non-employee directors are also eligible to receive additional option or other awards under the Plan.

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

The following table sets forth information, as of July 31, 2012 (the “Table Date”), regarding beneficial ownership of the Common Stock to the extent known to us, by (i) each person who is a director or a nominee for director; (ii) each named executive officer in the Summary Compensation Table; (iii) all directors and named executive officers as a group; and (iv) each person who is known by us to be the beneficial owner of 5% or more of the outstanding Common Stock. Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

The share numbers and percentages in the table below are based on 98,146,589 shares of common stock outstanding.

Directors	Shares Beneficially Owned (1)		Percent
Dennis J. Carlo, Ph.D.	9,036,625	(2)	9.1
Kenneth M. Cohen	94,861	(3)	*
Craig A. Johnson	44,167	(4)	*
David J. Marguglio	3,833,628	(5)	3.9
Tina S. Nova, Ph.D.	44,167	(6)	*
Other Named Officers
Robert O. Hopkins	1,395,141	(7)	1.4
Karen K. Daniels	753,771	(9)	*
Other Beneficial Owners (8)
Eses Holdings (FZE)	30,000,320	(8)	30.6
Gemini Master Fund, Ltd. (10)	6,409,091		6.5
All Adamis directors and officers as a group (8 persons)(11)	16,097,696		16.4

*	Less than 1%.
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

(2)
Includes 8,018,000 shares of Common Stock owned of record, 100,000 shares of Common Stock held of record by a family member and beneficially owned by Dr. Carlo, and 918,625 shares of Common Stock subject to options which were exercisable as of the Record Date or 60 days after such date. Excludes 656,375 shares of Common Stock underlying options, which become exercisable over time after such period.

(3)
Includes 50,000 shares of Common Stock owned of record by the Cohen-Salsitz family trust and 44,861 shares of Common Stock subject to options which were exercisable as of the Record Date or 60 days after such date. Excludes 40,139 shares of Common Stock underlying options which become exercisable or vest over time after such period.

(4)
Includes 0 shares of Common Stock owned of record and 44,167 shares of Common Stock subject to options which were exercisable as of the Record Date or 60 days after such date. Excludes 40,833 shares of Common Stock underlying options, which become exercisable over time after such period.

(5)
Includes 3,439,904 shares of Common Stock owned of record and 393,724 shares of Common Stock subject to options which were exercisable as of the Record Date or 60 days after such date. Excludes 281,276 shares of Common Stock underlying options, which become exercisable or vest over time after such period.

(6)
Includes 0 shares of Common Stock owned of record and 44,167 shares of Common Stock subject to options which were exercisable as of the Record Date or 60 days after such date. Excludes 40,833 shares of Common Stock underlying options, which become exercisable over time after such period.

(7)
Includes 870,750 shares of Common Stock owned of record and 524,391 shares of Common Stock subject to options which were exercisable as of the Record Date or 60 days after such date. Excludes 260,442 shares of Common Stock underlying options which become exercisable or vest over time after such period.

(8)
Based on an Amendment No. 1 to Schedule 13D filed on behalf of Eses Holdings (FZE) with the SEC on July 5, 2011. The address for Eses Holdings (FZE) is Sharjah Airport International Free Zone, Executive Suite, P.O. Box 9366, Sharjah, United Arab Emirates. Includes 30,000,320 shares held directly.

(9)
Includes 13,000 shares of Common Stock owned of record and 740,771 shares of Common Stock subject to options which were exercisable as of the Record Date or 60 days after such date. Excludes 229,229 shares of Common Stock underlying options, which become exercisable over time after such period.

(10)
The address for Gemini Master Fund, Ltd. is Appleby Trust (Cayman) Ltd., Clifton House #1350, 75 Fort Street, Grand Cayman KY1-1108, Cayman Islands. All of the securities reflected in the table are owned directly by Gemini Master Fund, Ltd. Gemini Strategies LLC, Inc. is the investment manager of Gemini Master Fund, Ltd., and Steven Winters is the President of Gemini Strategies LLC, Inc. Each of Gemini Strategies LLC, Inc. and Steven Winters expressly disclaim any equitable or beneficial ownership of such securities. Includes (i) 4,000,000 shares of common stock issuable upon conversion of $1,000,000 in principal amount of the Company’s 10% Senior Convertible Note (“April Note”) issued to Gemini Master Fund, Ltd. (“Gemini”) on or about April 2, 2012 (without any interest accrual and assuming a conversion price of $0.25), (ii) 909,091 shares of common stock issuable upon conversion of $500,000 in principal amount of the Company’s 10% Senior Convertible Note (together with the April Note, the “Notes”) issued to Gemini on or about June 11, 2012 (without any interest accrual and assuming a conversion price of $0.55), and (iii) 1,500,000 shares of common stock which are held by Gemini and were issued in connection with the Notes.

(11)	Includes 3,327,042 shares of Common Stock issuable upon the exercise of options as of or within 60 days after the Record Date.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2012, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,230,398	$.24	8,483,215
Equity compensation plans not approved by security holders	2,473,245	$.74
TOTAL	7,703,643	.93	8,483,215

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item with respect to compensation to, and transactions with, our directors and executive officers is disclosed in Item 11 above entitled “Executive Compensation,” and the disclosures under such item are incorporated herein by reference.

Certain Relationships and Related Transactions

To management’s knowledge, other than (i) compensation for services as named executive officers and directors, (ii) the employment agreements and transactions described above under the headings “Employment Agreements and Potential Payments Upon Termination or Change in Control” and “Outstanding Equity Awards at

Fiscal Year-End,” or (iii) as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or were to be a party, in which the amount involved exceeds $120,000 during the fiscal year ended March 31, 2012, and in which any director or named executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

After the end of our fiscal 2012 year, on April 2, 2012, we completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd. (“Gemini”) pursuant to a securities purchase agreement. We issued a 10% Senior Convertible Note (the “Gemini Note”) in the aggregate principal amount of $1.0 million and 1,000,000 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses. Interest on the Gemini Note is payable at a rate of 10% per annum and is payable on the maturity date of the Gemini Note. Principal and accrued and unpaid interest is due and payable nine months after the date of the Gemini Note. The Gemini Note is convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.25, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini Note. The conversion price is also subject to price anti-dilution adjustments providing that with the exception of certain excluded categories of issuances and transactions, if we issue equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini Note, the conversion price of the Gemini Note will be adjusted downward to equal the per share price of the new securities. Our obligations under the Gemini Note and the other transaction agreements are guaranteed by our principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc.

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

Audit Fees

The following table sets forth fees billed to us by Mayer Hoffman McCann PC, our independent registered public accounting firm during the years ended March 31, 2012 and 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered, including review of registration statements that the Company filed with the SEC and similar matters.

	Fiscal 2012	Fiscal 2011
Audit Fees	$103,308	$173,250
Audit Related Fees	—	—
Tax Fees	11,000	21,000
All Other Fees	4,892	12,614
Total Fees	$119,200	$206,864

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. The Audit Committee periodically will revise the list of pre-

approved services, based on subsequent determinations. The Audit Committee delegates pre-approval authority to its chairperson and may delegate such authority to one or more of its members, whose activities are reported to the Audit Committee at each regularly scheduled meeting. All fees reported under the headings Audit fees and expenses, Audit-related fees and expenses, Tax fees and All other fees above for fiscal 2012 were approved by the Audit Committee, or by the entire Board functioning as the audit committee, before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions. Accordingly, none of the fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

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

ADAMIS PHARMCEUTICALS CORPORATION

Dated: July 27, 2012	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer	July 27, 2012
Dennis J. Carlo	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance, Chief Financial	July 27, 2012
Robert O. Hopkins	Officer and Secretary

Directors:

/s/ *	Director	July 27, 2012
David J. Marguglio

/s/ *	Director	July 27, 2012
Kenneth M. Cohen

/s/ *	Director	July 27, 2012
Tina S. Nova, Ph.D.

/s/ *	Director	July 27, 2012
Craig A. Johnson

* By:	/s/ ROBERT O. HOPKINS
Robert O. Hopkins
Attorney-in-fact