Form 10-Q
period 2012-06-30
Adamis Pharmaceuticals Corp
filed 2012-08-14
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of August 6, 2012, was 98,345,238.

ADAMIS PHARMACEUTICALS, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012
ASSETS	(Unaudited)	March 31, 2012
CURRENT ASSETS
Cash	$720,042	$7,519
Prepaid Consulting Fees and Other Current Assets	83,628	31,520
Debt Issuance Cost	864,080	-

Total Current Assets	1,667,750	39,039

ASSETS FROM DISCONTINUED OPERATIONS	130,000	130,000
Total Assets	$1,797,750	$169,039
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$1,817,552	$2,020,713
Accrued Other Expenses	223,607	469,279
Accrued Bonuses	101,436	101,436
Conversion Feature Liability	2,192,364	-
Derivative Liability	54,109	-
Notes Payable	155,608	195,608
Convertible Notes Payable, net	1,422,065	-
Notes Payable to Related Parties	81,232	105,632
Total Liabilities	6,047,973	2,892,668

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares
Authorized; Issued and Outstanding-None	-	-
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized;
103,374,777 and 101,161,953 Issued, 98,146,589 and 95,933,765 Outstanding, Respectively	10,338	10,116
Additional Paid-in Capital	29,253,397	28,053,816
Accumulated Deficit	(33,508,729)	(30,782,332)
Treasury Stock - 5,228,188 Shares, at cost	(5,229)	(5,229)
Total Stockholders' (Deficit)	(4,250,223)	(2,723,629)
	$1,797,750	$169,039

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

REVENUE	$-	$-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	617,366	582,184
RESEARCH AND DEVELOPMENT	107,357	630,661
Loss from Operations	(724,723)	(1,212,845)

OTHER INCOME (EXPENSE)
Interest Expense	(294,965)	(27,507)
Change in Fair Value of Derivative Liability	28,600	-
Change in Fair Value of Conversion Feature Liability	(1,735,309)	-
Total Other Income (Expense)	(2,001,674)	(27,507)
Net (Loss)	$(2,726,397)	$(1,240,352)

Basic and Diluted (Loss) Per Share	$(0.03)	$(0.02)
Basic and Diluted Weighted Average Shares Outstanding	97,206,888	82,305,523

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(2,726,397)	$(1,240,352)
Adjustments to Reconcile Net Loss to Net
Cash (Used in) Operating Activities:
Conversion of Gemini Interest	-	620
Vesting of Options for Compensation	37,075	25,875
Change in Derivative Liability Fair Value	(28,600)	-
Change in Conversion Feature Liability Fair Value	1,735,309	-
Amortization of Discount on Notes Payable	134,911
Amortization of Debt Issuance Costs	125,565
Amortization of Stock Issued for Services	-	72,708
Sales Returns Reserve Adjustment	-	(33,149)
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	(52,108)	(24,331)
Increase (Decrease) in:
Accounts Payable	(203,160)	2,475
Accrued Other Expenses	(245,672)	(6,521)
Net Cash (Used in) Operating Activities	(1,223,077)	(1,202,675)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from Sale of Common Stock	-	500,000
Net Cash Provided by Investing Activities	-	500,000
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Note Payable	2,000,000	-
Payment of Notes Payable	(40,000)	-
Payment of Notes Payable to Related Parties	(24,400)	(345,000)
Net Cash Provided by (Used in) Financing Activities	1,935,600	(345,000)
Increase (Decrease) in Cash	712,523	(1,047,675)
Cash:
Beginning	7,519	1,238,898
Ending	$720,042	$191,223

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$-	$33,408

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Common Stock issued for Warrant Conversions	$22	$-
Common Stock issued for Debt Issuance Cost	$990,000	$-
Note Payable Discounts from Deriviative and Conversion Feature Liabilities	$539,764	$-
Additional Paid-Capital from Notes Payable Discount	$172,727	$-
Note Payable converted to Common Stock	$-	$818,000
Common Stock issued in Lieu of Interest	$-	$620
Stock Based Compensation Expense	$37,075	$25,875
Stock Subscription Receivable	$-	$50,000

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Adamis Pharmaceuticals Corporation operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Liquidity and Capital Resources

Our cash and cash equivalents were $720,042 and $7,519 at June 30, 2012 and March 31, 2011, respectively.

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

Private Placement Financing Transaction

On November 10, 2010, Adamis completed a private placement transaction (the “Financing”) pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”). The Purchase Agreement provides for the sale of up to 40,000,000 shares of common stock of Adamis to Eses Holdings (FZE), a foreign institutional investor (the “Investor”), at a price of $0.25 per share, for up to $10 million of gross proceeds. An initial closing was held on November 10, 2010, pursuant to which the Company received $5,000,000 in gross proceeds and issued 20,000,000 shares of common stock.

As we have previously reported and as is described in greater detail in our Annual Report on Form 10-K for the year ended March 31, 2012, pursuant to three separate amendments to the Purchase Agreement, between June 27, 2011 and February 13, 2012, the Investor invested an additional $2.5 million and the Company issued a total of 10 million additional shares to the Investor; and on May 1, 2012, pursuant to provisions in the Purchase Agreement permitting either party to terminate the agreement upon the occurrence of certain events, we terminated the Purchase Agreement.  We do not expect to receive additional funds from the Investor pursuant to the Purchase Agreement.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance that requires reporting entities to make new disclosures about fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  In addition, the guidance clarifies certain existing disclosure requirements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional Level 3 reconciliation disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  We adopted the additional Level 3 reconciliation disclosure requirements in the three months ended March 31, 2012.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued guidance that amends certain measurement and disclosure requirements related to fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Note 2: Notes Payable

G-Max Trust Note

On June 11, 2012, the Company issued a convertible promissory note in the aggregate principal amount of $500,000 and 500,000 shares of common stock to The G-Max Trust, and received gross proceeds of approximately $500,000, excluding transaction costs and expenses.  Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing July 1, 2012.  All unpaid principal and interest on the note is due and payable on April 1, 2013.  At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock).  The market value of the common stock on the date issued was $0.74 per share, for a total value of $370,000. Debt issuance cost of $370,000 was recorded as a result, and is being amortized over the term of the G-Max Note. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense was $19,260 for the quarter ended June 30, 2012.

At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the Note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock).  The conversion feature is considered beneficial to the investor due to the conversion price for the convertible note being lower than the market value of the common stock on the date the note was issued.  The estimated value of the beneficial conversion feature was $172,727.  The beneficial conversion feature is being amortized over the term of the Note.  This resulted in a charge to interest expense of approximately $11,000 for the three months ended June 30, 2012.  At June 30, 2012, the net carrying value of the note was $336,264.

The effective annual interest rate of the G-Max Note is 111.50% after considering the debt issuance cost and the beneficial conversion feature

Gemini Master Fund, Ltd. Notes

On April 2, 2012, the Company completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd. pursuant to a securities purchase agreement.  The Company issued a 10% Senior Convertible Note (the “Gemini Note”) in the aggregate principal amount of $1.0 million and 1,000,000 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses.  Interest on the Gemini Note is payable at a rate of 10% per annum and is payable on the maturity date of the Gemini Note.  Principal and accrued and unpaid interest is due and payable nine months after the date of the Gemini Note.  The Gemini Note is convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.25, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini Note.  The conversion price is also subject to price anti-dilution adjustments providing that with the exception of certain excluded categories of issuances and transactions, if we issue equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini Note, the conversion price of the Gemini Note will be adjusted downward to equal the per share price of the new securities. The Company bifurcated the conversion option derivative from the debt.  See Note 3. Our obligations under the Gemini Note and the other transaction agreements are guaranteed by our principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc.  The market value of the common stock issued on April 2, 2012 was $0.25 per share, aggregated $250,000. Debt issuance cost of $250,000 was recorded as a result, and is being amortized over the term of the Gemini Note. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $80,909 for the quarter ended June 30, 2012.  At June 30, 2012 the net carrying value of the Gemini Note was $765,708.  For further details on the conversion feature see Note 3.

The effective annual interest of the Gemini Note is 46.1% after considering the debt issuance cost and the conversion feature.

On June 11, 2012, the Company completed the closing of a private placement financing transaction with Gemini.  The Company issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 (“Gemini Note Two”) and 500,000 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses.  The maturity date is nine months after the date of the note.  The other materials terms and conditions are similar to the Gemini Note described above, except that the initial conversion price per share is $0.55.  The market value of the common stock on the date issued was $0.74 per share, for a total value of $370,000. Debt issuance cost of $370,000 was recorded as a result, and is being amortized over the term of the Gemini Note Two. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $25,751 for the quarter ended June 30, 2012. At June 30, 2012, the net carrying value of Gemini Note Two was $320,093. For further details on the conversion feature see Note 3.

The effective annual interest rate of the Gemini Note Two is 22.5% after considering the debt issuance cost and the beneficial conversion feature.

Notes Payable to Related Party

The Company had notes payable to a related party amounting to $81,232 at June 30, 2012, which bear interest at 10%. Accrued interest related to the notes was $66,293 at June 30, 2012.

Note 3: Derivative Liability and Fair Value Measurements
ASC 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives.  This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, or down-round provisions.  Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price.  We have determined that the conversion feature with the down round provision on the Gemini notes should be treated as a derivative liability. The Company is required to report the conversion feature liability and the derivative liability resulting from the down-round provision at fair value and record the fluctuation of the fair value in current operations.
The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company values its financial assets and liabilities on a recurring basis and certain nonfinancial assets and nonfinancial liabilities on a nonrecurring basis based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In order to increase consistency and comparability in value measurements, a fair value hierarchy that prioritizes observable and unobservable inputs is used to measure fair value into three broad levels, which are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:
Observable inputs other that Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in inactive markets; or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (BOPM) to develop its assumptions for determining the fair value of the conversion and anti dilution features of both Gemini notes.  Key assumptions for the April 2, 2012 note include a volatility factor of 87.6%, a discount rate of 1, a dividend yield of 0%, expected life of .75 years and a risk free interest rate of .16%.  The June 11, 2012 notes assumptions include a volatility factor of 109.1%, a discount rate of 1, a dividend yield of 0%, expected life of .75 years and a risk free interest rate of .17%.

The Company estimated the original fair value of the embedded conversion feature of the April 2, 2012 Note to be $287,600 and the anti-dilution feature for the same Note is estimated at $58,800.  The loss on the convertible feature liability is $1,632,400 and the gain on the derivative liability is $23,600 for the quarter ended June 30, 2012. The number of convertible shares at June 30, 2012 for this note is 4,000,000.  The carrying value of the conversion feature at June 30, 2012 is $1,920,000 and the carrying value of the anti-dilution feature for the same date is $35,200.

The Company estimated the original fair value of the embedded conversion feature of the June 11, 2012 Note to be $169,455 and the anti-dilution feature for the same Note is estimated at $23,909.  The loss on the convertible feature liability is $102,908 and the gain on the derivative liability is $5,000 for the quarter ended June 30, 2012. The number of convertible shares at June 30, 2012 for this note is 909,091.  The carrying value of the conversion feature at June 30, 2012 is $272,364 and the carrying value of the anti-dilution feature for the same date is $18,909.

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility as inputs.

The table below proides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

	Derivative Liability	Convertible Feature Liability	Total
Balance, April 1, 2012	$0	$0	$0
Fair Value at Issuance	82,709	457,055	539,764
Net Change in Fair Value	(28,600)	1,735,309	1,706,709
Balance June 30, 2012	$54,109	$2,199,364	$2,246,473

Note 4: Common Stock

During April, May and June of 2012 the Company issued 212,825 shares of common stock to warrant holders for various strike prices ranging from $0.20 to $0.30.  The exercised options were cashless conversions.

On April 2, 2012 the Company issued 1,000,000 shares of common stock to Gemini as part of the $1,000,000 note payable as described in Note 2 above.

On June 11, 2012 the Company issued 500,000 shares of common stock to G-Max as part of the $500,000 note payable as described in Note 2 above.

On June 11, 2012 the Company issued 500,000 shares of common stock to Gemini as part of the $500,000 note payable as described in Note 2 above.

Note 5: Stock Option Plans, Shares Reserved and Warrants

On July 11, 2011, the Company entered into a consulting agreement with a consultant to assist the Company in researching its markets and analyzing its opportunities. As part of the compensation, the consultant received a warrant to purchase 300,000 shares of common stock, with an exercise price of $0.22 and a term of five years. The value of the warrants was $21,000.

On September 12, 2011, the Company issued options to purchase 1,575,000 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.19 per share. One third of the options vest immediately, and the options become exercisable with respect to the remaining shares over a period of two years. These options were valued using the Black-Scholes option pricing model during the quarter ended September 30, 2011, the expected volatility was approximately 31%, the risk-free interest rate was approximately 2% which resulted in a calculated fair value of $118,000.

On September 13, 2011, the Company issued options to purchase 105,000 shares of common stock to the independent directors of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.18 per share.  The options become exercisable with respect to 1/36 of the shares monthly over a period of three years. These options were valued using the Black-Scholes option pricing model during the quarter ended September 30, 2011, the expected volatility was approximately 31%, the risk-free interest rate was approximately 2% which resulted in a calculated fair value of $8,400.

No options or warrants expired or were cancelled during the three months ended June 30, 2012.

The Company recorded $37,075 of share based compensation expense during the three months ended June 30, 2012. The following summarizes outstanding stock options at June 30, 2012:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested
Non-Plan Stock Options	100,714	1.60 Years	$41.27	100,714

2009 Equity Incentive Plan	5,230,398	8.69 Years	$0.24	3,518,842

The following summarizes warrants outstanding at June 30, 2012:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,245	$57.97 - $173.92	October 22, 2004	2013 - 2014
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2012
Consultant Warrants	300,000	$0.25	August 26, 2009	August 26, 2014
Consultant Warrants	221,400	$0.20	January 29, 2010	January 29, 2015
Various Investors	275,000	$0.30	June 14, 2010 - September 15, 2010	June 14, 2015 - September 15, 2015
Consultant Warrants	300,000	$0.22	July 11, 2011	July 11, 2016

Total Warrants	2,104,645

 At June 30, 2012, the Company has reserved shares of common stock for issuance upon exercise as follows:

Warrants	2,104,645
Non-Plan Stock Options	100,714
2009 Equity Incentive Plan	18,063,613
Total Shares Reserved	20,268,972

Note 6: Legal Matters

Information regarding certain legal proceedings to which the Company is a party can be found in the description of legal proceedings contained in the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission, and is incorporated herein by reference.  There have not been any material developments with respect to such proceedings during the quarter to which this Report on Form 10-Q relates.

Note 7: Subsequent Events

On July 25, 2012, the Company issued 198,649 shares of common stock to a warrant holder pursuant to exercise of the warrant with an exercise price of $0.25, by means of the conversion and cashless exercise provisions of the warrant.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements include statements about our strategies, objectives and our future achievement. To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would. “ These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Quarterly Report on Form 10-Q. Except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important factors that could cause actual results to differ materially from those in these forward-looking statements are in the section entitled “Risk Factors” in the most recent Annual Report on Form 10- K, as amended, filed with the Securities and Exchange Commission, and the other risks and uncertainties described elsewhere in this report as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.  In addition, the statements contained throughout this Quarterly Report concerning future events or developments or our future activities, including concerning, among other matters, current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated meetings with the FDA or other regulatory authorities concerning our product candidates, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities in a timely manner. There can be no assurance that this will be the case.  Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring.  Failure to timely obtain sufficient funding, or unexpected development or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring.

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

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2012 and 2011 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of June 30, 2012, we had approximately $720,000 in cash and equivalents, an accumulated deficit of approximately $33.5 million and substantial liabilities and obligations.  We terminated our November 2010 purchase agreement with an investor that had previously provided funding during fiscal 2011 and fiscal 2012, and we do not expect to receive additional funds from that investor pursuant to the purchase agreement. We have limited cash reserves, liabilities that exceed our assets and significant cash flow deficiencies. Additionally, we will need significant funding in the short term to continue operations and for the future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates.  As previously reported, after the end of our fiscal 2012 year, on April 2, 2012, and June 11, 2012 we completed private placement financing transactions with two investors pursuant to securities purchase agreements, pursuant to which we issued an aggregate of three 10% convertible notes in the aggregate principal amount of $2.0 million and 2,000,000 shares of our common stock, and received gross proceeds of $2.0 million, excluding transaction costs and expenses.

However, continued operations are dependent on our ability to complete other equity or debt funding transactions. Such capital formation activities may not be available or may not be available on reasonable terms. If we do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenues. Adamis had no revenues during the three month periods ending June 30, 2012 and 2011, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $107,000 and $631,000 for the three months ending June 30, 2012 and 2011, respectively, which were expensed.  The decrease in research and development expenses for the first quarter of fiscal 2013 was primarily due to a lack of capital during the current period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ending June 30, 2012 and 2011 were approximately $617,000 and $582,000, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional fees and employee salaries.

Other Income (Expenses). Interest expense for the three month period ending June 30, 2012 and 2011 was approximately $(295,000) and approximately $(28,000), respectively. Interest consists primarily of interest expense paid in connection with various notes payable and for the quarter ended June 30, 2012, the amortization of debt issuance cost as well as the amortization of the discounts on the notes payable.  The increase in interest expense for the three month period ended June 30, 2012, in comparison to the same period for fiscal 2012 was due to the new notes payable with Gemini and G-Max entered into during the first quarter of fiscal 2013.  The change in fair value of the derivative liability for the period is approximately $28,600 and the change in the fair value of the conversion feature is approximately $(1,735,000). The Gemini notes contained full ratchet anti-dilution provisions and the corresponding changes in fair value are recorded in Other Income (Expenses).

 Liquidity and Capital Resources

We have incurred net losses of $2.7 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively. Since inception, and through June 30, 2012, we have an accumulated deficit of approximately $33.5 million. We have financed our operations principally through debt financing and through private issuances of common stock. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, out-licensing transactions, and/or collaborative agreements with corporate partners.

Our cash balance was approximately $720,000 and $7,500 as of June 30, 2012, and March 31, 2012, respectively. The increase in cash compared to the end of fiscal 2012 was primarily the result of an increase in net cash provided by financing activities, offset use of cash from operations and repayment of notes payable during the first quarter of fiscal 2013.

Net cash used in operating activities for the three months ended June 30, 2012 and 2011, were approximately $(1,223,000) and $(1,203,000), respectively. We expect net cash used in operating activities to increase going forward as we engage in additional product research and development and other business activities, assuming that we are able to obtain sufficient funding.

Net cash provided by investing activities was $0 and $500,000 for the three months ended June 30, 2012 and 2011.

Net cash provided by (used in) financing activities was approximately $1,936,000 and $(345,000) for the three months ended June 30, 2012 and 2011. Results for the three months ended June 30, 2012, were affected by $2,000,000 of proceeds received from the issuance of three notes payable and the reduction of three notes payable, one from a related party.

On November 10, 2010, Adamis completed a private placement transaction (the “Financing”) pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”). The Purchase Agreement provides for the sale of up to 40,000,000 shares of common stock of Adamis to Eses Holdings (FZE), a foreign institutional investor (the “Investor”), at a price of $0.25 per share, for up to $10 million of gross proceeds. An initial closing was held on November 10, 2010, pursuant to which the Company received $5,000,000 in gross proceeds and issued 20,000,000 shares of common stock.

As we have previously reported and as is described in greater detail in our Annual Report on Form 10-K for the year ended March 31, 2012, pursuant to three separate amendments to the November 2010 Purchase Agreement with the Investor, between June 27, 2011 and February 13, 2012, we received an additional $2.5 million from the Investor and issued to the Investor a total of 10 million additional shares.  However, on May 1, 2012, we terminated the Purchase Agreement, the Investor will no longer have the option to purchase additional shares of common stock at $0.25 per share, and we do not expect to receive additional funds from the Investor pursuant to the Purchase Agreement.

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

ASC 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives.  This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, or down-round provisions.    Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity share for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price.  We have determined that the conversion feature with the down-round provision on the Gemini notes should be treated as derivative liabilities.   For detailed disclosure of the treatment of the two Gemini Notes see Note 3.

At June 30, 2012, Adamis had substantial liabilities and obligations.  The availability of any required additional funding cannot be assured. If do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds. Consequently, even if we successfully obtain additional funding in the near future, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012 have not significantly changed, and no additional policies have been adopted during the three months ended June 30, 2012.

Recent Accounting Pronouncements

See Note 1 under the heading "Recent Accounting Pronouncements," which is incorporated herein by reference..

Off Balance Sheet Arrangements

At June 30, 2012, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, under the heading “Item 9A Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item.  Risks and uncertainties relating to the amount of cash and cash equivalents at June 30, 2012, and uncertainties concerning the amount and timing of receipt of such funding, are discussed above under the headings, "Going Concern and Management Plan" and "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis' business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading "Risk Factors," and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended June 30, 2012, the Company issued approximately 212,825 shares of common stock to seven warrant holders upon exercise of warrants previously issued to them that had exercises prices ranging from $0.20 to $0.30 per share.  The warrants were exercised by means of cashless exercise/conversion provisions in the warrants.  Information concerning other sales of unregistered securities during the first quarter ended June 30, 2012, including shares issued to Gemini and The G-Max Trust, has previously been reported in reports on Form 8-K that we filed during that quarter.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None

ITEM 6. Exhibits

10.1(1)	Securities Purchase Agreement dated as of April 2, 2012
10.2(1)	10% Senior Convertible Note dated as of April 2, 2012
10.3(1)	Form of Subsidiary Guarantee dated as of April 2, 2012
10.4(1) 10.5(1) 10.6(1) 10.7(1)
Securities Purchase Agreement dated as of June 11, 2012
10% Senior Convertible Note dated as of June 11, 2012
Form of Subsidiary Guarantee dated as of June 11, 2012
Convertible Promissory Note dated as of June 11, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Exhibits filed with the Registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: August 14, 2012	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: August 14, 2012	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer