Form 10-Q/A
period 2012-06-30
Adamis Pharmaceuticals Corp
filed 2012-08-17
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment to Adamis Pharmaceuticals Corporation Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T, and to correct a footnote reference on certain of the Exhibits incorporated by reference. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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
10.4(2) 10.5(2) 10.6(2) 10.7(2)
Securities Purchase Agreement dated as of June 11, 2012
10% Senior Convertible Note dated as of June 11, 2012
Form of Subsidiary Guarantee dated as of June 11, 2012
Convertible Promissory Note dated as of June 11, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Exhibits filed with the Registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012.

(2)	Incorporated herein by reference to Exhibits filed with the Registrant's Report on Form 8-K, filed with the Securities and Exchange Commission on June 15, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: August 17, 2012	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: August 17, 2012	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer