Form 10-Q
period 2012-09-30
Adamis Pharmaceuticals Corp
filed 2012-11-13
CIK 887247

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 9, 2012, was 98,945,348.

ADAMIS PHARMACEUTICALS, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012
ASSETS	(Unaudited)	March 31, 2012
CURRENT ASSETS
Cash	$10,089	$7,519
Prepaid Consulting Fees and Other Current Assets	61,424	31,520
Debt Issuance Cost	562,494	—

Total Current Assets	634,007	39,039

ASSETS FROM DISCONTINUED OPERATIONS	130,000	130,000

Total Assets	$764,007	$169,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$1,844,003	$2,020,713
Accrued Other Expenses	332,243	469,279
Accrued Bonuses	101,436	101,436
Conversion Feature Liability	1,513,728	—
Derivative Liability	159,745	—
Notes Payable	155,608	195,608
Convertible Notes Payable, net	1,646,651	—
Notes Payable to Related Parties	81,232	105,632

Total Liabilities	5,834,646	2,892,668

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Issued and Outstanding-None	—	—
Common Stock – Par Value $.0001; 175,000,000 Shares Authorized; 103,573,426 and 101,161,953 Issued, 98,345,238 and 95,933,765 Outstanding, Respectively	10,357	10,116
Additional Paid-in Capital	29,290,437	28,053,816
Accumulated Deficit	(34,366,204)	(30,782,332)
Treasury Stock - 5,228,188 Shares, at cost	(5,229)	(5,229)

Total Stockholders' (Deficit)	(5,070,639)	(2,723,629)

	$764,007	$169,039

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$—	$—	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	429,742	906,631	1,047,108	1,488,815
RESEARCH AND DEVELOPMENT	421,403	573,808	528,760	1,204,469

Loss from Operations	(851,145)	(1,480,439)	(1,575,868)	(2,693,284)

OTHER INCOME (EXPENSE)
Interest Expense	(579,330)	(2,552)	(874,295)	(30,059)
Gain on Sale of Asset	—	5,297	—	5,297
Change in Fair Value Derivative Liability	(105,636)	—	(77,036)	—
Change in Fair Value of Conversion Feature Liability	678,636	—	(1,056,673)	—
Total Other Income (Expense)	(6,330)	2,745	(2,008,004)	(24,762)

Net (Loss)	$(857,475)	$(1,477,694)	$(3,583,872)	$(2,718,046)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.02)	$(0.04)	$(0.03)

Basic and Diluted Weighted Average Shares Outstanding	98,293,417	89,698,638	97,743,066	85,906,903

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(3,583,872)	$(2,718,046)
Adjustments to Reconcile Net Loss to Net
Cash (Used in) Operating Activities:
Stock Issued for Interest	—	621
Vesting of Options for Compensation	74,134	97,483
Change in Derivative Liability Fair Value	77,036	—
Change in Conversion Feature Liability Fair Value	1,056,673	—
Amortization of Discount on Notes Payable	359,142	—
Amortization of Debt Issuance Cost	427,506	—
Amortization of Stock Issued for Services	—	177,292
Sales Returns Reserve Adjustment	—	(48,149)
Write-down of Discontinued Operations Receivable	—	70,000
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	(29,904)	(58,828)
Increase (Decrease) in:
Accounts Payable	(176,709)	366,497
Accrued Other Expenses	(137,036)	122,258

Net Cash (Used in) Operating Activities	(1,933,030)	(1,990,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Received from Sale of Common Stock and Common Stock to be issued	—	1,100,000
Issuance of Note Payable	2,000,000	—
Payment of Notes Payable	(40,000)	(345,000)
Payment of Notes Payable to Related Parties	(24,400)	—

Net Cash Provided by Financing Activities	1,935,600	755,000

Increase (Decrease) in Cash	2,570	(1,235,872)

Cash:
Beginning	7,519	1,238,898

Ending	$10,089	$3,026

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$13,056	$33,859

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Common Stock issued for Warrant Conversions	$41	$—
Common Stock issued for Debt Issuance Cost	$990,000	$—
Note Payable Discounts from Deriviative and Convertible Feature Liabilities	$539,764	$—
Additional Paid-Capital from Notes Payable Discount	$172,727	$—
Note Payable Converted to Common Stock	$—	$818,000
Common Stock Issued for Interest	$—	$621
Stock Based Compensation Expense	$74,134	$97,483
Warrants Issued for Prepaid Services	$—	$21,000
Common Stock Issued for Prepaid Services	$—	$60,000

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

Liquidity and Capital Resources

Our cash and cash equivalents were $10,089 and $7,519 at September 30, 2012 and March 31, 2012, respectively.

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

Recent Accounting Pronouncements

None.

Note 2: Notes Payable

G-Max Trust Note

On June 11, 2012, the Company issued a convertible promissory note in the aggregate principal amount of $500,000 and 500,000 shares of common stock to The G-Max Trust, and received gross proceeds of $500,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing July 1, 2012. All unpaid principal and interest on the note is due and payable on April 1, 2013. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The market value of the common stock on the date issued was $0.74 per share, for a total value of $370,000. Debt issuance cost of $370,000 was recorded as a result, and is being amortized over the term of the G-Max Note. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $93,261 and $112,521, respectively, for the three and six months ended September 30, 2012.

The conversion feature of the G-Max Note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the market value of the common stock on the date the note was issued. The estimated value of the beneficial conversion feature was $172,727. The beneficial conversion feature is being amortized over the term of the G-Max Note. This resulted in a charge to interest expense of approximately $44,000 and $53,000, respectively, for the three and six months ended September 30, 2012. At September 30, 2012, the net carrying value of the note was $379,881.

The effective annual interest rate of the G-Max Note is 111.50% after considering the debt issuance cost and the beneficial conversion feature

Gemini Master Fund, Ltd. Notes

On April 2, 2012, the Company completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd. pursuant to a securities purchase agreement. The Company issued a 10% Senior Convertible Note (the “Gemini Note”) in the aggregate principal amount of $1.0 million and 1,000,000 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses. Interest on the Gemini Note is payable at a rate of 10% per annum and is payable on the maturity date of the Gemini Note. Principal and accrued and unpaid interest is due and payable nine months after the date of the Gemini Note. The Gemini Note is convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.25, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini Note. The conversion price is also subject to price anti-dilution adjustments providing that with the exception of certain excluded categories of issuances and transactions, if we issue equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini Note, the conversion price of the Gemini Note will be adjusted downward to equal the per share price of the new securities. The Company bifurcated the conversion option derivative from the debt. See Note 3. Our obligations under the Gemini Note and the other transaction agreements are guaranteed by our principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc. The market value of the common stock issued on April 2, 2012 was $0.25 per share, aggregated $250,000. Debt issuance cost of $250,000 was recorded as a result, and is being amortized over the term of the Gemini Note. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $83,636 and $164,545, respectively, for the three and six months ended September 30,2012. At September 30, 2012 the net carrying value of the Gemini Note was $881,594. For further details on the conversion feature see Note 3.

The effective annual interest of the Gemini Note is 46.1% after considering the debt issuance cost and the conversion feature.

On June 11, 2012, the Company completed the closing of a private placement financing transaction with Gemini. The Company issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 (“Gemini Note Two”) and 500,000 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses. The maturity date is nine months after the date of the note. The other materials terms and conditions are similar to the Gemini Note described above, except that the initial conversion price per share is $0.55. The market value of the common stock on the date issued was $0.74 per share, for a total value of $370,000. Debt issuance cost of $370,000 was recorded as a result, and is being amortized over the term of the Gemini Note Two. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $124,689 and $150,440, respectively, for the three and six months ended September 30,2012. At September 30, 2012, the net carrying value of Gemini Note Two was $385,176. For further details on the conversion feature see Note 3.

The effective annual interest rate of the Gemini Note Two is 22.5% after considering the debt issuance cost and the beneficial conversion feature.

Notes Payable to Related Party

The Company had notes payable to a related party amounting to $81,232 at September 30, 2012, which bear interest at 10%. Accrued interest related to the notes was $68,341 at September 30, 2012.

Note 3: Derivative Liability and Fair Value Measurements

ASC 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, or down-round provisions. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. We have determined that the conversion feature with the down-round provision on the Gemini notes should be treated as a derivative liability. The Company is required to report the conversion feature liability and the derivative liability resulting from the down-round provision at fair value and record the fluctuation of the fair value in current operations.

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company values its financial assets and liabilities on a recurring basis and certain nonfinancial assets and nonfinancial liabilities on a nonrecurring basis based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy that prioritizes observable and unobservable inputs is used to measure fair value into three broad levels, which are described below:

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

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (BOPM) to develop its assumptions for determining the fair value of the conversion and anti-dilution features of both Gemini notes. Key assumptions at September 30, 2012 for the April 2, 2012 note include a volatility factor of 83.0%, a discount rate of 1, a dividend yield of 0%, expected life of .26 years and a risk free interest rate of .10%. The June 11, 2012 note assumptions at September 30, 2012 include a volatility factor of 101.3%, a discount rate of 1, a dividend yield of 0%, expected life of .45 years and a risk free interest rate of .12%.

The Company estimated the original fair value of the embedded conversion feature of the April 2, 2012 Note to be $287,600 and the anti-dilution feature for the same Note is estimated at $58,800. The gain on the convertible feature liability is $560,000 and the loss on the derivative liability is $90,000 for the quarter ended September 30, 2012. For the six months ended September 30, 2012, loss on conversion feature liability was $1,072,400 and the loss on the derivative liability was $66,400. The number of convertible shares at September 30, 2012 for this note is 4,000,000. The carrying value of the conversion feature at September 30, 2012 is $1,360,000 and the carrying value of the anti-dilution feature for the same date is $125,200.

The Company estimated the original fair value of the embedded conversion feature of the June 11, 2012 Note to be $169,455 and the anti-dilution feature for the same Note is estimated at $23,909. The gain on the convertible feature liability is $118,636 and the loss on the derivative liability is $15,636 for the quarter ended September 30, 2012. For the six months ended September 30, 2012, the gain on the conversion feature liability was $15,727 and the loss on the derivative liability was $10,636. The number of convertible shares at September 30, 2012 for this note is 909,091. The carrying value of the conversion feature at September 30, 2012 is $153,727 and the carrying value of the anti-dilution feature for the same date is $34,545.

The derivative liabilities and conversion feature liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility as inputs.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

		Convertible Feature
	Derivative Liability	Liability	Total
Balance, April 1, 2012	$0	$0	$0
Fair Value at Issuance	82,709	457,055	539,764
Net Change in Fair Value	(28,600)	1,735,309	1,706,709
Balance, June 30, 2012	$54,109	$2,192,364	$2,246,473
Net Change in Fair Value	105,636	(678,636)	(573,000)
Balance September 30, 2012	$159,745	$1,513,728	$1,673,473

Note 4: Common Stock

During April, May, June and July of 2012 the Company issued 411,474 shares of common stock to warrant holders for various strike prices ranging from $0.20 to $0.30. The exercised options were cashless conversions.

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

No options or warrants expired or were cancelled during the six months ended September 30, 2012.

The Company recorded $37,059 and $74,134, respectively, of share based compensation expense during the three and six months ended September 30, 2012. The following summarizes outstanding stock options at September 30, 2012:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested
Non-Plan Stock Options	100,714	1.10 Years	$41.27	100,714

2009 Equity Incentive Plan	5,230,398	8.19 Years	$0.24	3,875,574

The following summarizes warrants outstanding at September 30, 2012:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,245	$57.97 - $173.92	October 22, 2004	2013 - 2014
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2012
Consultant Warrants	221,400	$0.20	January 29, 2010	January 29, 2015
			June 14, 2010 -	June 14, 2015 -
Various Investors	275,000	$0.30	September 15, 2010	September 15, 2015
Consultant Warrants	300,000	$0.22	July 11, 2011	July 11, 2016

Total Warrants	1,804,645

At September 30, 2012, the Company has reserved shares of common stock for issuance upon exercise as follows:

Warrants	1,804,645
Non-Plan Stock Options	100,714
2009 Equity Incentive Plan	18,063,613
Total Shares Reserved	19,968,972

Note 6: Legal Matters

Information regarding certain legal proceedings to which the Company is a party can be found in the description of legal proceedings contained in the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2012, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. There have not been any material developments with respect to such proceedings during the quarter to which this Report on Form 10-Q relates.

Note 7: Subsequent Events

On October 25, 2012, we issued a zero coupon secured promissory note to the G-Max Trust for $499,800 in proceeds with a principal amount of $588,000. The note is payable in six months, or earlier if we complete a financing transaction of at least $2,000,000 of proceeds to the Company. We issued 176,000 shares as part of the consideration for the loaned proceeds.

On November 8, 2012 Gemini exercised its conversion feature to convert a portion of its April 2012 note into shares of the Company's common stock.  A total of 424,110 shares were issued in the conversion of a portion of its note worth a total of $100,000 and interest of $6,027.

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

We have also acquired exclusive license rights to other patented preventive and therapeutic vaccine technology. The vaccine technology may be applicable to certain viral-induced diseases such as influenza and hepatitis B and C. However, we currently intend to focus initially on the development of one or more of the other recently licensed prostate cancer product candidates and technologies, and as a result the timing of development of this viral vaccine technology is subject to uncertainty.

We are also focused on developing and commercializing products in the anti-inflammatory, allergy and respiratory field. We have developed an Epinephrine Injection USP 1:1000 (0.3mg Pre-Filled Single Dose Syringe) product, or the single dose PFS Syringe product, a pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock. If launched, the product will compete in a well-established U.S. market estimated to be over $600 million in annual sales, based on industry data. Following discussions with the FDA during fiscal 2011, we completed a regulatory dossier relating to the product, and once we obtain sufficient funding to support the costs of proceeding with the FDA filing for regulatory approval and the costs of a commercial launch of the product, we intend to submit an application to the FDA for marketing approval of the product and to commercially market the product as soon as reasonably practicable after the FDA allows for marketing of the product.

Additional product candidates in our allergy and respiratory product pipeline include a steroid HFA (hydrofluoroalkane) metered dose inhaler product, referred to as APC-1000, for asthma and chronic obstructive pulmonary disease, or COPD, and an HFA pressurized metered dose inhaled nasal steroid for the treatment of seasonal and perennial allergic rhinitis, referred to as APC-3000. Our goal is to commence initial commercial sales of the APC-1000 and APC-3000 products in calendar year 2015. During the fiscal year ended March 31, 2011, we entered into a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd. Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients in Bangladesh. Beximco has a large number of products covering broad therapeutic categories, including asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and antiretrovirals. Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next years in the allergy and respiratory areas and may co-develop certain drugs.

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

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2012 and 2011 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of September 30, 2012, we had approximately $10,000 in cash and equivalents, an accumulated deficit of approximately $34.3 million and substantial liabilities and obligations. We terminated our November 2010 purchase agreement with an investor that had previously provided funding during fiscal 2011 and fiscal 2012, and we do not expect to receive additional funds from that investor pursuant to the purchase agreement. Even though we obtained additional debt funding on October 25, 2012, we have limited cash reserves, liabilities that exceed our assets and significant cash flow deficiencies. Additionally, we will need significant funding in the short term to continue operations and for the future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates.

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

Results of Operations

Six Months Ended September 30, 2012 and 2011

Revenues. Adamis had no revenues during the six month periods ending September 30, 2012 and 2011, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $529,000 and $1,204,000 for the six months ending September 30, 2012 and 2011, respectively. The decrease in research and development expenses for the first two quarters of fiscal 2013 was primarily due to a lack of capital during the current period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ending September 30, 2012 and 2011 were approximately $1,047,000 and $1,489,000, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional/consulting fees and employee salaries. Decreases in each of those expense categories were partially offset by an increase in insurance costs.

Other Income (Expense). Interest expense for the six month period ending September 30, 2012 and 2011 was approximately $(874,000) and approximately $(30,000), respectively. Interest consists primarily of interest expense paid in connection with various notes payable at September 30, 2012, and the amortization of debt issuance cost as well as the amortization of the discounts on the notes payable for the six months ended September 30, 2012. The increase in interest expense for the six month period ended September 30, 2012, in comparison to the same period for fiscal 2012 was due to the new notes payable with Gemini and G-Max entered into during the first quarter of fiscal 2013. The change in fair value of the derivative liability for the period is approximately $(77,000) and the change in the fair value of the conversion feature is approximately $(1,057,000). The Gemini notes contained full ratchet anti-dilution provisions and the corresponding changes in fair value are recorded in Other Income (Expense).

Three Months Ended September 30, 2012 and 2011

Revenues. Adamis had no revenues during the three month periods ending September 30, 2012 and 2011, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $421,000 and $573,000 for the three months ending September 30, 2012 and 2011, respectively. The decrease in research and development expenses for the second quarter of fiscal 2013 was primarily due to a lack of capital during the current period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ending September 30, 2012 and 2011 were approximately $430,000 and $906,000, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional/consulting fees and employee salaries. The decrease in expenses for the second quarter of fiscal 2013 compared to the second quarter of the previous year was primarily due to a lack of capital during the current period.

Other Income (Expense). Interest expense for the three month period ending September 30, 2012 and 2011 was approximately $(579,000) and approximately $(3,000), respectively. Interest consists primarily of interest expense in connection with various notes payable at September 30, 2012, and the amortization of debt issuance cost as well as the amortization of the discounts on the notes payable for the three months ended September 30, 2012. The increase in interest expense for the three month period ended September 30, 2012, in comparison to the same period for fiscal 2012 was due to the new notes payable with Gemini and G-Max entered into during the first quarter of fiscal 2013. The change in fair value of the derivative liability for the period is approximately $(106,000) and the change in the fair value of the conversion feature is approximately $679,000. The Gemini notes contained full ratchet anti-dilution provisions and the corresponding changes in fair value are recorded in Other Income (Expense).

Liquidity and Capital Resources

We have incurred net losses of $3.6 million and $2.7 million for the six months ended September 30, 2012 and 2011, respectively. Since inception, and through September 30, 2012, we have an accumulated deficit of approximately $34.3 million. We have financed our operations principally through debt financing and through private issuances of common stock. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, out-licensing transactions, and/or collaborative agreements with corporate partners.

Our cash balance was approximately $10,000 and $7,500 as of September 30, 2012, and March 31, 2012, respectively.

Net cash used in operating activities for the six months ended September 30, 2012 and 2011, were approximately $(1,933,000) and $(1,991,000), respectively. We expect net cash used in operating activities to increase going forward as we engage in additional product research and development and other business activities, assuming that we are able to obtain sufficient funding.

Net cash provided by financing activities was approximately $1,936,000 and $755,000 for the six months ended September 30, 2012 and 2011. Results for the six months ended September 30, 2012, were affected by $2,000,000 of proceeds received from the issuance of three notes payable and the reduction of three notes payable, one from a related party.

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

On June 11, 2012, we completed the closing of a private placement financing transaction with Gemini. We issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 and 500,000 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses. The maturity date is nine months after the date of the note. The other material terms and conditions are similar to the Gemini Note described above, except that the initial conversion price per share is $0.55.

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

On June 11, 2012, we issued a convertible promissory note in the aggregate principal amount of $500,000 and 500,000 shares of common stock to The G-Max Trust, and received gross proceeds of $500,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing July 1, 2012. All unpaid principal and interest on the note is due and payable on April 1, 2013. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock).

On October 25, 2012, we issued a zero coupon secured promissory note to the G-Max Trust for $499,800 in proceeds with a principal amount of $588,000. The note is payable in six months, or earlier if we complete a financing transaction of at least $2,000,000 of proceeds to the Company. We issued 176,000 shares as part of the consideration for the loaned proceeds.

At September 30, 2012, Adamis had substantial liabilities and obligations. The availability of any required additional funding cannot be assured. If do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds. Consequently, even if we successfully obtain additional funding in the near future, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012 have not significantly changed, and no additional policies have been adopted during the six months ended September 30, 2012.

Recent Accounting Pronouncements

None.

Off Balance Sheet Arrangements

At September 30, 2012, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, under the heading “Item 9A Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at September 30, 2012, and uncertainties concerning the amount and timing of receipt of such funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2013, the Company issued approximately 198,649 shares of common stock to one warrant holder upon exercise of warrants previously issued that had an exercise price of $0.25 per share. The warrants were exercised by means of cashless exercise/conversion provisions in the warrants.

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

ADAMIS PHARMACEUTICALS, INC.

Date: November 13, 2012	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 13, 2012	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer