Form 10-Q
period 2012-12-31
Adamis Pharmaceuticals Corp
filed 2013-02-19
CIK 887247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of February 13, 2013, was 104,427,992.

ADAMIS PHARMACEUTICALS, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2012 (Unaudited)	March 31, 2012
CURRENT ASSETS
Cash	$1,423	$7,519
Prepaid Consulting Fees and Other Current Assets	104,302	31,520
Debt Issuance Cost	685,091	—

Total Current Assets	790,816	39,039

ASSETS FROM DISCONTINUED OPERATIONS	130,000	130,000

Total Assets	$920,816	$169,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$1,941,588	$2,020,713
Accrued Other Expenses	371,158	469,279
Accrued Bonuses	101,436	101,436
Conversion Feature Liability	193,183	—
Derivative Liability	21,363	—
Notes Payable	155,608	195,608
Convertible Notes Payable, net	1,299,212	—
Notes Payable to Related Parties	81,232	105,632

Total Liabilities	4,164,780	2,892,668

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Issued and Outstanding-None	—	—
Common Stock – Par Value $.0001; 200,000,000 Shares Authorized; 108,742,796 and 101,161,953 Issued, 103,514,608 and 95,933,765 Outstanding, Respectively	10,874	10,116
Additional Paid-in Capital	33,090,595	28,053,816
Accumulated Deficit	(36,340,204)	(30,782,332)
Treasury Stock - 5,228,188 Shares, at cost	(5,229)	(5,229)

Total Stockholders' (Deficit)	(3,243,964)	(2,723,629)

	$920,816	$169,039

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$—	$—	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	541,962	807,161	1,589,070	2,295,976
RESEARCH AND DEVELOPMENT	205,867	181,500	734,627	1,385,969

Loss from Operations	(747,829)	(988,661)	(2,323,697)	(3,681,945)

OTHER INCOME (EXPENSE)
Interest Expense	(845,098)	(2,613)	(1,719,393)	(32,672)
Gain on Sale of Asset	—	—	—	5,297
Change in Fair Value Derivative Liability	(16,727)	—	(93,763)	—
Change in Fair Value of Conversion Feature Liability	(364,346)	—	(1,421,019)	—
Total Other Income (Expense)	(1,226,171)	(2,613)	(3,234,175)	(27,375)

Net (Loss)	$(1,974,000)	$(991,274)	$(5,557,872)	$(3,709,320)

Basic and Diluted (Loss) Per Share	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Basic and Diluted Weighted Average Shares Outstanding	98,777,186	91,885,620	98,082,335	87,830,451

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(5,557,872)	$(3,709,320)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Issued for Interest	73,342	621
Vesting of Options for Compensation	113,923	134,558
Change in Derivative Liability Fair Value	93,763	—
Change in Conversion Feature Liability Fair Value	1,421,019	—
Amortization of Discount on Notes Payable	586,248	—
Amortization of Debt Issuance Cost	906,909	—
Amortization of Stock Issued for Services	—	293,876
Sales Returns Reserve Adjustment	—	(58,149)
Write-down of Discontinued Operations Receivable	—	70,000
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	(1,782)	(35,320)
Increase (Decrease) in:
Accounts Payable	(79,125)	462,836
Accrued Other Expenses	(98,121)	141,402

Net Cash (Used in) Operating Activities	(2,541,696)	(2,699,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Received from Sale of Common Stock	—	1,800,000
Issuance of Note Payable	3,099,800	—
Payment of Notes Payable	(539,800)	(345,000)
(Payment of) Proceeds from Notes Payable to Related Parties	(24,400)	7,200

Net Cash Provided by Financing Activities	2,535,600	1,462,200

(Decrease) in Cash	(6,096)	(1,237,296)

Cash:
Beginning	7,519	1,238,898

Ending	$1,423	$1,602

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$113,694	$33,859

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Common Stock issued for Warrant Conversions	$41	$—
Common Stock issued for Debt Issuance Cost	$1,592,000	$—
Note Payable Discounts from Derivative and Convertible Feature Liabilities	$539,764	$—
Additional Paid-Capital from Notes Payable Discount	$347,272	$—
Note Payable Converted to Common Stock	$1,000,000	$818,000
Common Stock Issued for Interest	$73,342	$621
Stock Based Compensation Expense	$113,923	$134,558
Warrants Issued for Prepaid Services	$—	$21,000
Common Stock Issued for Prepaid Services	$71,000	$60,000
Additional Paid- In Capital resulting from reduction in derivative and conversion feature liabilities	$1,840,000	$—

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

Liquidity and Capital Resources

Our cash and cash equivalents were $1,423 and $7,519 at December 31, 2012 and March 31, 2012, respectively.

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

Recent Accounting Pronouncements

None.

Note 2: Notes Payable

G-Max Trust Notes

On June 11, 2012, the Company issued a convertible promissory note in the aggregate principal amount of $500,000 and 500,000 shares of common stock to The G-Max Trust, and received gross proceeds of $500,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing July 1, 2012. All unpaid principal and interest on the note is due and payable on April 1, 2013. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The market value of the common stock on the date issued was $0.74 per share, for a total value of $370,000. Debt issuance cost of $370,000 was recorded as a result, and is being amortized over the term of the G-Max Note. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $93,261 and $205,781, respectively, for the three and nine months ended December 31, 2012.

The conversion feature of the G-Max Note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the market value of the common stock on the date the note was issued. The estimated value of the beneficial conversion feature was $172,727. The beneficial conversion feature is being amortized over the term of the G-Max Note. This resulted in a charge to interest expense of approximately $44,000 and $97,000, respectively, for the three and nine months ended December 31, 2012. At December 31, 2012, the net carrying value of the note was $423,338.

The effective annual interest rate of the G-Max Note is 111.50% after considering the debt issuance cost and the beneficial conversion feature.

On October 25, 2012 the Company entered into a zero coupon secured promissory note with The G-Max Trust, evidencing a loan from G-Max to the Company, and received gross proceeds of approximately $500,000. The note has a stated maturity date of six months after the date of the note, April 25, 2013.  At maturity, we agreed to repay G-Max the sum of $588,000.  The note does not have a stated interest rate so long as we repay the principal balance by the maturity date and there is no other event of default.  The note is also due and payable if we complete a financing transaction or series of transactions after the date of the note that result in proceeds to the Company of $2,000,000 or more.  As additional consideration for the loan, we issued to G-Max 176,000 shares of our common stock.  Pursuant to the terms of a security agreement and a stock escrow agreement, we issued 700,000 shares of our common stock as collateral for the timely repayment of the note, to be held by a third party escrow agent pursuant to the terms of the escrow agreement.  When the loan is repaid, then the collateral shares will be returned to the Company and cancelled. On December 31, 2012 the note was repaid and the shares held in escrow were cancelled.

Gemini Master Fund, Ltd. Notes

On April 2, 2012, the Company completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd. pursuant to a securities purchase agreement. The Company issued a 10% Senior Convertible Note (the “Gemini Note”) in the aggregate principal amount of $1.0 million and 1,000,000 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses. Interest on the Gemini Note is payable at a rate of 10% per annum and is payable on the maturity date of the Gemini Note. Principal and accrued and unpaid interest is due and payable nine months after the date of the Gemini Note. The Gemini Note is convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.25, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini Note. The conversion price is also subject to price anti-dilution adjustments providing that with the exception of certain excluded categories of issuances and transactions, if we issue equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini Note, the conversion price of the Gemini Note will be adjusted downward to equal the per share price of the new securities. The Company bifurcated the conversion option derivative from the debt. See Note 3. Our obligations under the Gemini Note and the other transaction agreements are guaranteed by our principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc. The market value of the common stock issued on April 2, 2012 was $0.25 per share, aggregated $250,000. Debt issuance cost of $250,000 was recorded as a result, and is being amortized over the term of the Gemini Note. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $85,455 and $250,000, respectively, for the three and nine months ended December 31, 2012. During the quarter ended December 31, 2012, the Gemini Note and accrued interest payable of approximately $73,000 was converted at $.25 per share into 4,293,370 shares of common stock.  Concurrent with the conversion, the Company settled the related derivative and conversion feature liabilities which had a total fair value of $1,840,000.  The fair value of the derivative and conversion feature liabilities on the day prior to conversion was determined using the intrinsic value.  This resulted in an increase to the derivative and conversion feature liabilities of $354,800.  On December 31, 2012, the balance of the adjusted fair value of the derivative and conversion feature liabilities totaling $1,840,000 was reclassified to additional paid in capital.  For further details on the conversion feature see Note 3.

The effective annual interest of the Gemini Note was 46.1% after considering the debt issuance cost and the conversion feature.

During the quarter ended December 31, 2012, Gemini exercised its conversion rights under the Gemini Note and converted all principal and accrued interest into shares of common stock.

On June 11, 2012, the Company completed the closing of a private placement financing transaction with Gemini. The Company issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 (“Gemini Note II”) and 500,000 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses. The maturity date is nine months after the date of the note. The other materials terms and conditions are similar to the Gemini Note described above, except that the initial conversion price per share is $0.55. The market value of the common stock on the date issued was $0.74 per share, for a total value of $370,000. Debt issuance cost of $370,000 was recorded as a result, and is being amortized over the term of the Gemini Note II. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $124,689 and $275,128, respectively, for the three and nine months ended December 31, 2012. At December 31, 2012, the net carrying value of Gemini Note Two was $450,420. For further details on the conversion feature see Note 3.

The effective annual interest rate of the Gemini Note II is 22.5% after considering the debt issuance cost and the beneficial conversion feature.

Convertible Promissory Note

On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $600,000 and 600,000 shares of common stock to a private investor, and received gross proceeds of $600,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2013. All unpaid principal and interest on the note is due and payable on September 30, 2013. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The market value of the common stock on the date issued was $0.71 per share, for a total value of $426,000. Debt issuance cost of $426,000 was recorded as a result, and is being amortized over the term of the note. The stock is restricted for six months from the date issued.

The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the market value of the common stock on the date the note was issued. The estimated value of the beneficial conversion feature was $174,545. The beneficial conversion feature is being amortized over the term of the note.  At December 31, 2012, the net carrying value of the note was $425,455.

The effective annual interest rate of the note is 107% after considering the debt issuance cost and the beneficial conversion feature.

Notes Payable to Related Party

The Company had notes payable to a related party amounting to $81,232 at December 31, 2012, which bear interest at 10%. Accrued interest related to the notes was $70,388 at December 31, 2012.

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

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (BOPM) to develop its assumptions for determining the fair value of the conversion and anti-dilution features of the Gemini note.  Key assumptions at December 31, 2012 for the June 11, 2012 note include a volatility factor of 103.8%, a discount rate of 1, a dividend yield of 0%, expected life of .75 years and a risk free interest rate of .16%.

The Company estimated the original fair value of the embedded conversion feature of the Gemeni Note II dated June 11, 2012 note to be $169,455, and the anti-dilution feature for the same note is estimated at $23,909. The loss on the convertible feature liability is $39,455 and the gain on the derivative liability is $13,182 for the quarter ended December 31, 2012. For the nine months ended December 31, 2012, the loss on the conversion feature liability was $23,757 and the gain on the derivative liability was $2,545. The number of convertible shares at December 31, 2012 for this note is 909,091. The carrying value of the conversion feature at December 31, 2012 is $193,183 and the carrying value of the anti-dilution feature for the same date is $21,363.

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

		Convertible Feature
	Derivative Liability	Liability	Total
Balance, April 1, 2012	$0	$0	$0
Fair Value at Issuance	82,709	457,055	539,764
Net Change in Fair Value	(28,600)	1,735,309	1,706,709
Balance, June 30, 2012	54,109	2,192,364	2,246,473
Net Change in Fair Value	105,636	(678,636)	(573,000)
Balance, September 30, 2012	159,745	1,513,728	1,673,473
Net Change in Fair Value	16,727	364,346	381,073
Conversion of Debt	(155,109)	(1,684,891)	(1,840,000)
Balance December 31, 2012	$21,363	$193,183	$214,546

Note 4: Common Stock

During April, May, June and July of 2012 the Company issued 411,474 shares of common stock to warrant holders for various exercise prices ranging from $0.20 to $0.30. The exercised options were cashless conversions.

On April 2, 2012, the Company issued 1,000,000 shares of common stock to Gemini as part of the $1,000,000 Gemini Note transaction as described in Note 2 above.

On June 11, 2012, the Company issued 500,000 shares of common stock to G-Max as part of the $500,000 note transaction described in Note 2 above.

On June 11, 2012, the Company issued 500,000 shares of common stock to Gemini as part of the $500,000 note transaction  described in Note 2 above.

On October 25, 2012, the Company issued 176,000 shares of common stock to G-Max as part of the $588,000 note transaction described in Note 2 above.

During the quarter ended December 31, 2012, Gemini converted its April 2012 note into common stock, and the Company issued 4,293,370 shares in conversion of the $1,000,000 principal and interest of $73,343.

On December 28, 2012, the Company issued 100,000 shares of common stock to a consultant for services to be provided through December 2013.

On December 31, 2012, the Company issued 600,000 shares of common stock to a private investor as part of the $600,000 note transaction as described in Note 2 above.

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

On September 12, 2011, the Company issued options to purchase 1,575,000 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.19 per share. One-third of the options vest immediately, and the options become exercisable with respect to the remaining shares over a period of two years. These options were valued using the Black-Scholes option pricing model during the quarter ended September 30, 2011; the expected volatility was approximately 31% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $118,000.

On September 13, 2011, the Company issued options to purchase 105,000 shares of common stock to the independent directors of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.18 per share. The options become exercisable with respect to 1/36 of the shares monthly over a period of three years. These options were valued using the Black-Scholes option pricing model during the quarter ended September 30, 2011; the expected volatility was approximately 31% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $8,400.

On October 11, 2012, the Company issued options to purchase 105,000 shares of common stock to the independent directors of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.75 per share. The options become exercisable with respect to 1/36 of the shares monthly over a period of three years. These options were valued using the Black-Scholes option pricing model during the quarter ended December 31, 2012; the expected volatility was approximately 29% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $32,550.

No options or warrants expired or were cancelled during the nine months ended December 31, 2012.

The Company recorded $39,787 and $113,921, respectively, of share based compensation expense during the three and nine months ended December 31, 2012. The following summarizes outstanding stock options at December 31, 2012:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested
Non-Plan Stock Options	100,714	.85 Years	$41.27	100,714

2009 Equity Incentive Plan	5,335,398	7.97 Years	$0.25	4,241,056

The following summarizes warrants outstanding at December 31, 2012:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	8,245	$57.97 - $173.92	October 22, 2004	2013 - 2014
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2015
Consultant Warrants	221,400	$0.20	January 29, 2010	January 29, 2015
			June 14, 2010 -	June 14, 2015 -
Various Investors	275,000	$0.30	September 15, 2010	September 15, 2015
Consultant Warrants	300,000	$0.22	July 11, 2011	July 11, 2016

Total Warrants	1,804,645

At December 31, 2012, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	1,804,645
Non-Plan Stock Options	100,714
2009 Equity Incentive Plan	18,063,613
Total Shares Reserved	19,968,972

Note 6: Legal Matters

Information regarding certain legal proceedings to which the Company is a party can be found in the description of legal proceedings contained in the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2012, and our Quarterly Reports on Forms 10-Q for the quarters ended June 30, 2012 and September 30, 2012 previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. There have not been any material developments with respect to such proceedings during the quarter to which this Report on Form 10-Q relates.

Note 7: Subsequent Events

On January 18, 2013 The G-Max Trust exercised its conversion feature to convert all of its June 2012 note into shares of the Company's common stock.  A total of 913,384 shares were issued in the conversion of $500,000 of principal and interest of $2,361.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements include statements about our strategies, objectives and our future achievement. To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would. “ These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Quarterly Report on Form 10-Q. Except as may be required by applicable law, we undertake no obligation to update any forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important factors that could cause actual results to differ materially from those in these forward-looking statements are in the section entitled “Risk Factors” in the most recent Annual Report on Form 10- K, as amended, filed with the Securities and Exchange Commission, and the other risks and uncertainties described elsewhere in this report as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications. In addition, the statements contained throughout this Quarterly Report concerning future events or developments or our future activities, including concerning, among other matters, current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated meetings with the FDA or other regulatory authorities concerning our product candidates, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities in a timely manner. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain sufficient funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring.

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

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2012 and 2011 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of December 31, 2012, we had approximately $1,000 in cash and equivalents, an accumulated deficit of approximately $36.3 million and substantial liabilities and obligations. We terminated our November 2010 purchase agreement with an investor that had previously provided funding during fiscal 2011 and fiscal 2012, and we do not expect to receive additional funds from that investor pursuant to the purchase agreement. Even though we obtained additional debt funding on October 25, 2012 and December 31, 2012, we have limited cash reserves, liabilities that exceed our assets and significant cash flow deficiencies. Additionally, we will need significant funding in the short term to continue operations and for the future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates.

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

Results of Operations

Nine Months Ended December 31, 2012 and 2011

Revenues. Adamis had no revenues during the nine month periods ending December 31, 2012 and 2011, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $735,000 and $1,386,000 for the nine months ending December 31, 2012 and 2011, respectively. The decrease in research and development expenses for the first three quarters of fiscal 2013 was primarily due to a lack of capital during the current period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ending December 31, 2012 and 2011 were approximately $1,589,000 and $2,296,000, respectively. Decreases in selling, general and administrative expenses occurred for the first nine months of fiscal 2013 compared to the same period in the prior year in legal fees, accounting and audit fees, professional/consulting fees and employee salaries.

Other Income (Expense). Interest expense for the nine month period ending December 31, 2012 and 2011 was approximately $(1,719,000) and approximately $(33,000), respectively. Interest consists primarily of interest expense paid in connection with various notes outstanding at December 31, 2012, and the amortization of debt issuance cost as well as the amortization of the discounts on the notes for the nine months ended December 31, 2012. The increase in interest expense for the nine month period ended December 31, 2012, in comparison to the same period for fiscal 2012 was due to the new notes payable with Gemini and G-Max entered into during the first and third quarters of fiscal 2013. The change in fair value of the derivative liability for the period is approximately $(94,000) and the change in the fair value of the conversion feature is approximately $(1,421,000). The Gemini notes contained full ratchet anti-dilution provisions and the corresponding changes in fair value are recorded in Other Income (Expense).

Three Months Ended December 31, 2012 and 2011

Revenues. Adamis had no revenues during the three month periods ending December 31, 2012 and 2011, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $206,000 and $182,000 for the three months ending December 31, 2012 and 2011, respectively. The small increase in research and development expenses for the third quarter of fiscal 2013 was primarily due to continued APC-100 expenses during the current period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ending December 31, 2012 and 2011 were approximately $542,000 and $807,000, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional/consulting fees and employee salaries. The decrease in expenses for the third quarter of fiscal 2013 compared to the third quarter of the previous year was primarily due to a lack of capital during the current period.

Other Income (Expense). Interest expense for the three month period ending December 31, 2012 and 2011 was approximately $(845,000) and approximately $(3,000), respectively. Interest consists primarily of interest expense in connection with various notes outstanding at December 31, 2012, and the amortization of debt issuance cost as well as the amortization of the discounts on the notes for the three months ended December 31, 2012. The increase in interest expense for the three month period ended December 31, 2012, in comparison to the same period for fiscal 2012 was due to the new notes payable with Gemini and G-Max entered into during the first and third quarters of fiscal 2013. The change in fair value of the derivative liability for the period is approximately $(17,000) and the change in the fair value of the conversion feature is approximately $(364,000). The Gemini notes contained full ratchet anti-dilution provisions and the corresponding changes in fair value are recorded in Other Income (Expense).

Liquidity and Capital Resources

We have incurred net losses of $5.6 million and $3.7 million for the nine months ended December 31, 2012 and 2011, respectively. Since inception, and through December 31, 2012, we have an accumulated deficit of approximately $36.3 million. We have financed our operations principally through debt financing and through private issuances of common stock. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, out-licensing transactions, and/or collaborative agreements with corporate partners.

Our cash balance was approximately $1,000 and $7,500 as of December 31, 2012, and March 31, 2012, respectively.

Net cash used in operating activities for the nine months ended December 31, 2012 and 2011, was approximately $(2,542,000) and $(2,699,000), respectively. We expect net cash used in operating activities to increase going forward as we engage in additional product research and development and other business activities, assuming that we are able to obtain sufficient funding.

Net cash provided by financing activities was approximately $2,536,000 and $1,462,000 for the nine months ended December 31, 2012 and 2011. Results for the nine months ended December 31, 2012, were affected by $3,099,800 of proceeds received from the issuance of five notes payable and the reduction of five promissory notes, one from a related party.

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

During the quarter ended December 31, 2012, Gemini exercised its conversion rights and converted all principal and interest under the Gemini Note into shares of common stock, and the Gemini Note is no longer outstanding.

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

ASC 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, or down-round provisions. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity share for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. We have determined that the conversion feature with the down-round provision on the Gemini notes should be treated as derivative liabilities. For detailed disclosure of the treatment of the Gemini notes, see Note 3.

On June 11, 2012, we issued a convertible promissory note in the aggregate principal amount of $500,000 and 500,000 shares of common stock to The G-Max Trust, and received gross proceeds of $500,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing July 1, 2012. All unpaid principal and interest on the note is due and payable on April 1, 2013. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock).  As previously reported, in January 2013, G-Max Trust elected to convert all remaining principal and interest under this note into shares of common stock, and the note is no longer outstanding.

On October 25, 2012, we issued a zero coupon secured promissory note to the G-Max Trust, evidencing a loan from G-Max to the Company, and received gross proceeds of approximately $500,000.  The note is due and payable on or before six months after the date of the note, April 25, 2013, or earlier if we complete a financing transaction of at least $2,000,000 of proceeds to the Company.  At maturity, we agreed to pay G-Max the sum of $588,000. We issued 176,000 shares as part of the consideration for the loaned proceeds.  On December 31, 2012, this note was repaid in full and the note is no longer outstanding.

On December 31, 2012, we issued a convertible promissory note in the principal amount of $600,000 and 600,000 shares of common stock to a private investor, and received gross proceeds of $600,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2013. All unpaid principal and interest on the note is due and payable on September 30, 2013. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock).  The proceeds from the note were used to retire the October 25, 2012 note.

At December 31, 2012, we had substantial liabilities and obligations. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds. Consequently, even if we successfully obtain additional funding in the near future, Adamis is subject to the risks associated with early stage companies, including the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012 have not significantly changed, and no additional policies have been adopted during the nine months ended December 31, 2012.

Recent Accounting Pronouncements

None.

Off Balance Sheet Arrangements

At December 31, 2012, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, under the heading “Item 9A Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at December 31, 2012, and uncertainties concerning the amount and timing of receipt of such funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2013, we issued the securities described below without registration under the Securities Act of 1933, as amended.

As previously report on a Form 8-K filed with the SEC, on October 25, 2012, the Company issued 176,000 shares of common stock to The G-Max Trust as part of the zero coupon secured promissory note transaction.  See Notes 2 and 4 to the condensed consolidated financial statements contained herein for further description of the transaction, which is incorporated herein by reference.

During the quarter ended December 31, 2012, Gemini converted the remaining balance of its April 2012 convertible promissory note into 4,293,370 shares of common stock.  See Notes 2 and 4 to the condensed consolidated financial statements contained herein for further description of the transaction, which is incorporated herein by reference.

On December 28, 2012 the Company issued 100,000 shares of common stock to a consultant for services provided and to be provided through December 2013.

As previously report in a Report on Form 8-K filed with the SEC, On December 31, 2012, the Company issued 600,000 shares of common stock to a private investor as part of the $600,000 convertible promissory note transaction.  See Notes 2 and 4 to the condensed consolidated financial statements contained herein for further description of the transaction, which is incorporated herein by reference.

On January 18, 2013, The G-Max Trust exercised its conversion feature to convert all of its June 2012 convertible promissory note into shares of the Company's common stock.  A total of 913,384 shares were issued in the conversion of the note.  See Notes 2 and 4 to the condensed consolidated financial statements contained herein for further description of the transaction, which is incorporated herein by reference.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Removed and Reserved.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

10.1(1)	Zero Coupon Secured Promissory Note dated October 25, 2012

10.2(1)	Convertible Promissory Note dated December 31, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: February 19, 2013	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: February 19, 2013	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer