Form 10-K
period 2013-03-31
Adamis Pharmaceuticals Corp
filed 2013-07-03
CIK 887247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Fiscal Year Ended March 31, 2013

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐	NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2012, was $30,145,883.

At June 28, 2013, the Company had  104,704,046 shares outstanding.

Documents Incorporated by Reference: Portions of the proxy statement for the 2013 annual stockholders meeting are incorporated by reference into Part III.

ADAMIS PHARMACEUTICALS CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2013

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking” statements.  These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements include statements about our strategies, objectives and our future achievement. To the extent statements in this Annual Report on form 10K involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-K, including, without limitation, under the headings “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

In addition, many forward-looking statements in this Annual Report on Form 10-K, including statements concerning, among other matters, current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities. As discussed herein, including under “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward looking statements.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries. Savvy and, C31G®, Aerokid®, AeroOtic®, and Prelone® are our trademarks, among others. We also refer to trademarks of other corporations and organizations in this document.

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

Additional product candidates in our allergy and respiratory product pipeline include a steroid HFA (hydrofluoroalkane) metered dose inhaler product, referred to as APC-1000, for asthma and chronic obstructive pulmonary disease, or COPD; a generic HFA bronchodilator, referred to as APC-2000; and an HFA pressurized metered dose nasal steroid for the treatment of seasonal and perennial allergic rhinitis, referred to as APC-3000. Our goal is to commence initial commercial sales of the APC-1000 nasal steroid product in calendar 2014 and APC-3000 in calendar 2015. During fiscal 2011, we entered into a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd. Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients in Bangladesh. Beximco has a large number of products covering broad therapeutic categories, including asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and anti-retrovirals. Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next years in the allergy and respiratory areas and may co-develop certain drugs.

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

Our general business strategy is to generate revenue through launch of our allergy and respiratory products in development, in order to generate cash flow to help fund expansion of our allergy and respiratory business, as well as support our future cancer and vaccine product development efforts. To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make substantial investments in equipment, new product development and working capital. We estimate that approximately $1.5 million to $2.1 million will be required to support the regulatory application and a commercial launch of the PFS Syringe product following marketing approval.

Recent Developments

On June 26, 2013, we completed a private placement financing transaction with a small number of accredited institutional investors.  Pursuant to a subscription agreement and other transaction documents, we issued secured convertible promissory notes (the “Secured Notes”), and common stock purchase warrants ("Warrants") to purchase up to 13,004,316 shares of common stock, and received gross cash proceeds of $5,300,000, excluding transactions costs, fees and expenses.  The Secured Notes have an aggregate principal amount of $6,502,158, including a $613,271 principal amount Secured Note issued in exchange for a previously outstanding convertible note, which is no longer outstanding.  The maturity date of the Secured Notes is December 26, 2013.  Our obligations under the Secured Notes and the other transaction agreements are guaranteed by our principal subsidiaries and, pursuant to a Security Agreement entered into with the investors, are secured by a security interest in substantially all of our assets and those of the subsidiaries.  The Secured Notes are convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.50.  The transaction documents include price anti-dilution provisions providing that subject to certain exceptions, if we issue common stock or securities convertible into or exercisable for common stock at an effective price per share below the conversion price of the Secured Notes or Warrents, the conversion price of the Secured Notes, or the exercise price of the Warrants and the number of shares issuable upon exercise of the Warrants (as applicable), will be adjusted downward to equal the effective per share price of the new securities. The Warrants have a term of five years and have an exercise price of $0.715 per share, subject to adjustment. We have agreed to file a registration statement with the Securities and Exchange Commission to register for resale the common stock issuable upon conversion of the Secured Notes and exercise of the Warrants.

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

We have two wholly-owned subsidiaries: Adamis Corporation and Biosyn, Inc., which has rights to the C31G product.  Adamis Corporation has two wholly-owned subsidiaries: Adamis Viral Therapies, Inc., or Adamis Viral, which was formed to focus on our cancer and vaccine technologies; and Adamis Laboratories, Inc., or Adamis Labs, which was formed to focus on our allergy and respiratory products.

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

The number of prescriptions for epinephrine products has grown annually, as the risk of anaphylaxis has become more widely understood. According to the IMS Report, total prescriptions for EpiPen® products has historically grown at a rate of approximately 15% per year and has more than doubled in the five year period from 2007 to 2012.   We believe that the growth rate of annual prescriptions will decline, and there are no assurances concerning the rate of annual growth or whether annual prescriptions will decline or grow in the future.

EpiPen® was originally developed by Meridian Medical Technologies, Inc. as an auto-injection system for use by military personnel. It was designed for self-administration as an antidote for chemical warfare agents and morphine. The EpiPen® products were introduced to the market in 1982 and were the only epinephrine injectors for allergic emergencies that were available until 2005. In August 2005, another company introduced a competing product, Twinject® Dual Pack, (and now Adrenaclick®) 0.3mg epinephrine auto injectors.  Late in 2012 AUVI-Q was introduced as another competing auto-injector alternative product to the EpiPen.

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

We believe that the primary opportunity lies in the 0.3 mg segment, which constitutes a substantial majority of the total market, based on EpiPen unit sales history and the NDC Report. When sales of dual packs of EpiPen and TwinJect/Adrenaclick are converted to single units, the total target market in the U.S. is estimated to be at least 2.5 million single units per year.

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

We have chosen an organization that will assist us in developing the correct specifications, formulations, and a list of required tests that comply with the FDA regulations for the product. We intend to develop the APC-1000 product with our manufacturing partner, Beximco. Once developed, we anticipate that we will transfer the specifications to Beximco for manufacturing.  APC-1000, is an HFA metered dose inhaled steroid product for asthma and chronic obstructive pulmonary disease, or COPD.  The anticipated dates of development and introduction will depend on a number of factors, including the availability of adequate funding and other factors described below.

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

Other Allergy and Respiratory Products

On April 23, 2007, Adamis completed the acquisition of a specialty pharmaceutical drug company named Healthcare Ventures Group, Inc., or HVG. HVG had previously acquired a group of allergy and respiratory products and certain related assets from a third party company. Net revenues from sales of our allergy and respiratory products from April 23, 2007, the date on which we acquired Adamis Laboratories, Inc., through our fiscal year ended March 31, 2010, were approximately $1.6 million. We did not market these allergy and respiratory products during fiscal 2012 or fiscal 2013, primarily due to funding limitations and the competitive market for antihistamine/decongestant products and liquid steroids (Prelone). We believe there is limited potential for these products and we have no plans to market these products for the foreseeable future, due in part to the widespread substitution of generic products at the dispensing pharmacy level for the conditions indicated for the products, limited funding, the elimination of our field sales force, and manufacturing and regulatory challenges facing this category of pharmaceutical products.

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

Subject to a number of factors including the availability of sufficient funding, Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next years, and we intend to partner with Beximco regarding the nasal steroid and inhaler products described above. The expected focus of these drugs will be in the areas of allergy and asthma. In addition, the companies intend to co-develop certain drugs. We will be responsible for regulatory approval and sales in the U.S.

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

Savvy/C31G

On December 7, 2010, we announced the successful completion of a Phase 3 contraceptive trial of our contraceptive gel product candidate named Savvy (C31G). The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States. The results of the NICHD study were published in December 2010 in Obstetrics and Gynecology. The Phase 3 trial was a randomized, double-masked, controlled comparator study to assess whether a gel containing the spermicide C31G was non-inferior to Conceptrol®, a commercially available product containing nonoxynol-9 (N-9). The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug Conceptrol®. Thus, the study met its primary objective. Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study. No drug-related serious adverse events were observed with C31G. Drug-related side effects of C31G were generally mild and did not lead to discontinuation.

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

Before considering any actions to seek regulatory approval for a C31G product, further meetings with the FDA would likely be required to discuss the regulatory pathways for submitting an NDA for marketing approval, including whether any additional trials will be required before an NDA is submitted. In considering commercialization alternatives, we will likely seek to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of contraception. The C31G product candidate is held by our Biosyn, Inc. subsidiary and was acquired in 2004 with Cellegy’s acquisition of Biosyn. Provisions in the acquisition agreement between Biosyn and Cellegy, and in certain of the funding agreements and other agreements relating to the C31G product, provide for payments to the former Biosyn shareholders upon marketing approval by the FDA (or, in certain circumstances, certain foreign regulatory authorities) of C31G for one or more indications and payments to certain other third parties in the event of sales or other revenues relating to C31G or certain other events. In addition, sale or out-licensing of the C31G product candidate may require the consent of one or more such third parties. As a result, commercialization of the product may require renegotiation of the provisions relating to the former Biosyn shareholders and such third parties. Accordingly, there can be no assurances that we will be able to successfully conclude a transaction involving C31G or concerning the amounts that we might receive from any such transaction, or that any C31G product will be submitted for regulatory approval or will be approved or marketed.

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

Sales and Marketing

During fiscal 2011, we materially reduced our sales force in light of the absence of marketing efforts relating to our allergy and respiratory products, and we do not currently have any sales force, as we did not market allergy, respiratory or other products during fiscal 2012 or 2013. If the PFS Syringe product is approved for marketing and is commercially launched, we intend either to hire and train sales representatives or else retain a third party sales force. Additional sales representatives may be retained if an aerosolized inhaled nasal steroid product is developed and launched.

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

Allergy and Respiratory Products

Several of our allergy and respiratory products that we previously marketed before 2011, including AeroHist Caplets, AeroHist Plus Caplets, AeroKid Oral Liquid and AeroOtic HC Ear Drops, were not the subject of a new drug application or ANDA, and have not been specifically approved by the FDA for marketing by us. We did not market these products during fiscal 2012 or fiscal 2013. These products were marketed for many years and, we believe, are similarly situated to products marketed by many companies that are marketed without an approved new drug application or abbreviated new drug application. The products are drug listed with the FDA in the National Drug Code Directory, but such listing does not constitute FDA approval of the products. In June 2006, the FDA issued a Compliance Policy Guide for Marketed Unapproved Drugs, which addressed some of the considerations utilized by the FDA in exercising its discretion with respect to products marketed without FDA approval. The guide does not establish legally enforceable responsibilities on the FDA and generally only represents the agency’s current thinking on a topic. The guide emphasizes that any product that is being marketed without required FDA approvals is subject to FDA enforcement action at any time. If the FDA were to issue a Federal Register Notice outlining revised conditions for marketing, which could include calling for the submission of an application for products such as our cough/cold products, then if we desired to market any such products, we would take appropriate action so as to be in compliance with any such policies. The FDA might also require clinical trials in support of any such applications, and we would need to evaluate our alternatives in light of the costs required to conduct such trials, which could be substantial, compared to the economic benefit to us from such products. In addition, independently of such actions, at any time the FDA could also exercise its discretion to proceed against us and require immediate withdrawal of such products, if we decided to commence marketing them, from the market, or prohibit us from marketing such products without first conducting required trials and obtaining approvals, or impose other penalties on us. In 2010 the FDA issued a warning letter indicating that we should not market the PFS Syringe product without FDA marketing approval and that the product may be sold only after an application has been submitted to the FDA and approved.

Some of our unapproved allergy and respiratory products include extended release formulations, which may subject us to a higher risk of FDA enforcement action should we decide to commence marketing them. Such actions could have a material adverse effect on our business, financial condition and results of operations.

The Prelone product is the subject of an ANDA approval from the FDA. As we believe is common with many drug products, the Prelone product has been manufactured by a third party manufacturer which holds the ANDA approval relating to the product. We own the trademark and intellectual property rights relating to the product.

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

Allergy and Respiratory Products. Our allergy and respiratory products and inhaled nasal steroid product, if developed and launched, will compete with numerous prescription and non-prescription over-the-counter products targeting similar conditions, including, in the seasonal or perennial rhinitis areas, cough and cold, as well as prescription generic products, and with other inhaled nasal steroid products. In addition, a number of large pharmaceuticals companies produce pharmaceutical products, such as antihistamines, corticosteroids and anti-leukotriene agents, which manage allergy and respiratory symptoms. The FDA granted marketing approval of TEVA Pharmaceutical Industries Ltd.’s Qnasl nasal steroid product in March 2012. The PFS Syringe product, if commercialized, will compete against other self-administered epinephrine products, including EpiPen, EpiPen Jr. and Twinject.

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

Employees

As of June 28, 2013, we had seven full-time employees and no part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

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

Our audited financial statements for the year ended March 31, 2013, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2013 and 2012, indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing.  We continiue to experience net operating losses. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will rapidly exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We require additional financing to continue as a going concern.

We incurred a net loss of approximately $7.2 million for the year ended March 31, 2013. At March 31, 2013, we had no cash and cash equivalents, no accounts receivable, and significant liabilities and obligations. As described below under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources,” after the end of our fiscal 2013 year, (i) on April 5, 2013, we completed a private placement financing transaction with two investors, pursuant to which we issued 12% Convertible Debentures in the aggregate principal amount of $575,000 and received gross proceeds of $575,000, excluding transaction costs and expenses, and (ii) on June 26, 2013, we completed a private placement financing transaction pursuant to which we issued senior secured convertible promissory notes and common stock purchase warrants, and received gross cash proceeds of $5,300,000, excluding transactions costs, fees and expenses.  Nevertheless, absent additional funding, we believe that our cash and cash equivalents will be sufficient to fund our operations only for a relatively short period of time.

We will require significant additional funding in order to sustain our operations and implement our business strategy. The development of our business will require substantial additional capital in the future to commercialize our PFS syringe product, conduct research and develop our cancer and vaccine technologies and other product candidates.  We have historically relied upon private sales of our equity and issuances of notes to fund our operations.  We currently have no credit facility or committed sources of capital.  Delays in obtaining funding to continue operations and support the development and introduction of our products would delay commercial introduction of products, reduce any future revenues and income, require additional funding from other sources, and adversely affect our ability to continue operations and fund research and development efforts.  In addition, one or more licensors of patents and intellectual property rights that we have in-licensed could seek to terminate our license agreements if our lack of funding made us unable to comply with the provisions of those agreements.  When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all.  Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.  In addition, we have outstanding convertible notes that become due at various times during fiscal 2014, and if those notes are not converted into common stock before their maturity dates, we would require additional funds in order to pay amounts owed under those notes upon their respective maturity dates.

If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.  Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Our management intends to address our capital needs by attempting to secure additional funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that we will be able to obtain any required funding. If we are unsuccessful in securing funding, we will defer, reduce or eliminate certain planned expenditures. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to obtain additional financing on acceptable terms, if at all. If adequate funds are not available on acceptable terms, we will be required to delay development or commercialization of some or all of our products, to seek to license to third parties the rights to commercialize certain products that we would otherwise seek to develop or commercialize internally, or to reduce resources devoted to product development.

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

We incurred net losses of approximately $38 million since inception and net losses of approximately $7.2 million for our fiscal year ended March 31, 2013. From inception through March 31, 2013, we have an accumulated deficit of approximately $38 million. These losses will increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. The future earnings and cash flow from operations of our business are dependent, in part, on our ability to further develop our products and on revenues and profitability from sales of our allergy and respiratory products and product candidates.

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

Risks Related to Our Business and Industry

We may never commercialize any of our products or earn a profit.  Our limited operating history may make it difficult to evaluate our business and our future viability.

We currently have no revenues from product sales and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our product candidates and technologies. We may never be able to commercialize any of our product candidates or be able to generate revenues from products sales. We are in the early stage of operations and development and have only a limited operating history on which to base an evaluation of our business and prospects. Similarly, we acquired rights to the technologies underlying APC-100, APC-200 and APC-300, and the telomerase technology, during 2010 and 2011. Even if we successfully obtain additional funding, we are subject to the risks associated with early stage companies with a limited operating history, including: the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; regulatory setbacks and delays; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; fluctuations in expenses; and dependence on corporate partners and collaborators. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

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

We are subject to substantial government regulation, which could materially adversely affect our business.  If we do not receive regulatory approvals, we may not be able to develop and commercialize our technologies.

We need FDA approval to market our proposed PFS Syringe or other products in the United States and similar approvals from foreign regulatory authorities to market products outside the United States.  We have not yet filed an application with the FDA to obtain approval to market any of our proposed products.  The production and marketing of our products and potential products and our ongoing research and development, pre-clinical testing and clinical trial activities are currently subject to extensive regulation and review by numerous governmental authorities in the United States and will face similar regulation and review for overseas approval and sales from governmental authorities outside of the United States. The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of our products, as well as the evaluation of manufacturing processes and contract manufacturers’ facilities, is lengthy, expensive and uncertain. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals. Most of the product candidates that we are currently developing must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, more difficult and more costly to bring our potential products to market, and we cannot guarantee that any of our potential products will be approved. For example, there can be no assurances that we will file an application with the FDA for marketing approval of our PFS Syringe product, that the FDA will ultimately grant marketing approval for the PFS Syringe product, or concerning the timing of filing a marketing application or obtaining any such FDA approval. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and many products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we or our collaboration partners do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Regulatory authorities generally have substantial discretion in the approval process and may either refuse to accept an application, or may decide after review of an application that the data submitted is insufficient to allow approval of the proposed product. If regulatory authorities do not accept or approve our applications, they may require that we conduct additional clinical, preclinical or manufacturing studies and submit that data before regulatory authorities will reconsider such application.  We may need to expend substantial resources to conduct further studies to obtain data that regulatory authorities believe is sufficient.  Depending on the extent of these studies, approval of applications may be delayed by several years, or may require us to expend more resources than we may have available.  It is also possible that additional studies may not suffice to make applications approvable.  If any of these outcomes occur, we may be forced to abandon our applications for approval.

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

Clinical trials require sufficient participant enrollment, which is a function of many factors, including the size of the target patient population, the nature of the trial protocol, the proximity of participants to clinical trial sites, the availability of effective treatments for the relevant disease, the eligibility criteria for our clinical trials and competing trials. Delays in enrollment can result in increased costs and longer development times. Our failure to enroll participants in our clinical trials could delay the completion of the clinical trials beyond current expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of participants than we may project for any of our product candidates. As a result of these factors, we may not be able to enroll a sufficient number of participants in a timely or cost-effective manner.

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

Government and insurance reimbursements for healthcare expenditures play an important role for all healthcare providers, including physicians and pharmaceutical companies such as Adamis, that plan to offer various products in the United States and other countries in the future. Our ability to earn sufficient returns on our products and potential products will depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. In the United States, our ability to have our products eligible for Medicare, Medicaid or private insurance reimbursement will be an important factor in determining the ultimate success of our products. If, for any reason, Medicare, Medicaid or the insurance companies decline to provide reimbursement for our products, our ability to commercialize our products would be adversely affected. There can be no assurance that our potential drug products will be eligible for reimbursement.

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

The development and commercialization of new pharmaceutical products that target certain cancers and viral conditions, and allergy and other respiratory conditions, is a highly competitive field, and we face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide. Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities than we do. Certain companies have established technologies that may be competitive with our product candidates and any future products that we may develop or acquire.  Some of these products may use different approaches or means to obtain results, which could be more effective or less expensive than our products for similar indications. In addition, many of these companies have more experience than we do in pre-clinical testing, clinical trials and manufacturing of compounds, obtaining FDA and foreign regulatory approvals, and brand name exposure and expertise in sales and marketing. We also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields.

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

We depend on our officers.  If we are unable to retain our management, research, development, and clinical teams and scientific advisors or to attract additional qualified personnel, our product operations and development efforts may be seriously jeopardized.

Our success will be dependent upon the efforts of a small management team and staff, including Dennis J. Carlo, Ph.D. The employment of Dr. Carlo may be terminated at any time by either us or Dr. Carlo. We currently do not have key man life insurance policies covering any of our executive officers or key employees. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the operation of our business.  Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel.  In order to pursue our development and commercialization strategies, we will need to attract and hire, or engage as consultants, additional personnel with specialized experience in a number of disciplines.  If we are unable to attract new employees and retain existing employees, the development and commercialization of our product candidates and any future tests could be delayed or negatively impacted.

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

Our common stock is currently traded on the OTCQB and be subject to additional trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock.  If our common stock remains subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Our common stock currently trades on the OTCQB. The OTCQB, the OTC Bulletin Board and Pink Sheets are viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

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

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of May 31, 2013, our directors, executive officers and their respective affiliates beneficially owned approximately 12% of our outstanding shares of common stock and our largest stockholder owned approximately 29% of the outstanding shares of our common stock.  As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets.  The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer of otherwise attempting to obtain control of us.  The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures, and that our internal controls over financial reporting, were ineffective as of March 31, 2013, which could result in material misstatements in our financial statements.  If we continue to fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover other material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  As of March 31, 2013, our management has determined that our disclosure controls and procedures were ineffective, and that there was a material weakness in our internal controls over financial reporting, due to insufficient segregation of duties in our finance and accounting function due to limited personnel, based on the absence of finance and accounting personnel other than the Chief Financial Officer. This resulted in not ensuring appropriate segregation of duties between incompatible functions, and made it more difficult to ensure review of financial reporting issues sufficiently in advance of the dates on which filings are required to be made with the Securities and Exchange Commission and to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  These above deficiencies represent a material weakness in our internal control over financial reporting given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

If  remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and our internal controls over financial reporting, or if other material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, and we could become subject to class action litigation.  Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information.  We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls.  In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.  If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.  We cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our amended and restated certificate of incorporation gives our board of directors the right to create new series of preferred stock.  As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock.  Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control.  The possible impact on takeover attempts could adversely affect the price of our common stock.  Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future, subject to any restrictions that may be contained in the transaction documents relating to our outstanding convertible notes and convertible debentures.

Our stockholders may experience significant dilution as a result of any additional financing using our equity securities and/or debt securities, or as a result of anti-dilution provisions in our Secured Notes and Warrants.

To the extent that we raise additional funds by issuing equity securities or convertible debt securities, our stockholders may experience significant dilution.  In addition, sale of additional equity and/or convertible debt securities (with certain excluded categories of issuances) at an effective price per share below the conversion price of the Secured Notes or the exercise price of the Warrants (as applicable) issued in our June 2013 financing transaction will trigger anti-dilution provisions in the Secured Notes or Warrants (as applicable), reducing the conversion prices of those notes or exercise price of those warrants and requiring us to issue a larger number of shares of common stock upon conversion of those notes or exercise of those warrants.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future.  Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock.  We expect that any income received from operations will be devoted to our future operations and growth.  We do not expect to pay cash dividends on our common stock in the foreseeable future.  Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on a stockholder’s investment will only occur if our stock price appreciates.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management.  For example, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future.  This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage those investors from acquiring a majority of our common stock.  The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock.  Our bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations.

Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law.  These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, unless one or more exemptions from such provisions apply.  These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts, could reduce the price that investors might be willing to pay for shares of our common stock in the future, and could result in our market price being lower than it would without these provisions.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

Our common stock is currently traded on the OTCQB, and there have been and may continue to be periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  Finance transactions resulting in a large amount of newly issued shares that become readily tradable, conversion of outstanding convertible notes or debentures and sale of the shares issuable upon conversion of such notes or debentures, or other events that cause stockholders to sell shares, could place downward pressure on the trading price of our stock.  In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restriction on resale, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, warrants, or upon conversion of outstanding convertible notes or debentures, the market price of our common stock could fall.  Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our obligations to the holders of our convertible Secured Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the convertible note holders could foreclose on our assets.  The Secured Notes and the associated transaction documents contain covenants that could limit our financing options and liquidity position, which would limit our ability to continue to fund our operations.

As described elsewhere in the Form 10-K under the headings “Business – Recent Developments” and “Management’s Discussion and Anaylsis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” on June 26, 2013, we completed a private placement transaction in which we issued Secured Notes with an aggregate principal amount of $6,502,158.  Our obligations under the Secured Notes and the transaction documents relating to the Secured Notes are secured by a security interest in substantially all of our assets and those of our principal subsidiaries.  As a result, if we default under our obligations under the Secured Notes or the transaction documents, the holders of the Secured Notes could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

The terms of the Secured Notes and related transaction documents could have negative consequences to us, making it difficult or impossible for us to obtain additional financing to obtain required additional working capital.  Additionally, covenants in the transaction documents relating to the Secured Notes impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, without the consent of holders of the Secured Notes, to, among other things:  pay cash dividends to our stockholders; redeem outstanding securities; complete certain kinds of debt or equity financing transactions; grant additional security interests, liens or encumbrances on our assets; incur additional indebtedness; sell or dispose of our assets; or engage in transactions with affiliates. These restrictions may limit our ability to obtain additional financing or take advantage of business opportunities.

The conversion of the Secured Notes or other outstanding convertible debentures or notes, or the exercise of warrants issued to the purchasers of the Secured Notes or other holders of outstanding warrants, would have a dilutive impact on our existing stockholders.

The Secured Notes have an initial conversion price of $0.50 per share.  The Secured Notes and related Warrants include anti-dilution provision providing that, with certain exceptions and exemptions for several categories of excluded issuances, if we issue shares of common stock or options, warrants, convertible securities or other common stock equivalents, or common stock equivalents are repriced, at an effective price per share less than the conversion price of the Secured Notes or the exercise price of the Warrants (as applicable), the conversion price of the Secured Notes or the exercise price of the Warrants and number of shares issuable upon exercise of the Warrants (as applicable) will be adjusted downward to equal the per share price of the securities issued in such transaction.  If we complete future debt or equity financing transactions involving the issuance of securities, or otherwise issue securities, at an effective price per share below the conversion price of the Secured Notes or the exercise price of the Warrants (as applicable), the conversion price of the Secured Notes or the exercise price of the Warrants (as applicable) would be adjusted, the holders of Secured Notes or Warrants could convert the Secured Notes or exercise the Warrants into a larger number of shares of our Common Stock, and our existing stockholders would suffer dilution, which could be significant.

ITEM 1B:                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2:                      PROPERTIES

In April 2011, the Company leased approximately 2,400 square feet of office space in San Diego, California. The term of the lease is three years. The rent for the remaining 10 months of the lease term is $55,283. There are no options to extend the lease term. Total rent expense was $64,948 and $71,050 for the years ended March 31, 2013 and 2012, respectively.

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

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti was filed in San Diego Superior Court in May 2010. Plaintiffs were affiliated Cosmo Bioscience entities who claimed to have sublicensed certain patented technology from Eurogen BV, an entity wholly owned and controlled by Maurizio Zanetti. Plaintiffs claimed that Dr. Zanetti wrongfully terminated their license, and further that Dr. Zanetti improperly licensed the same technology to Adamis in violation of plaintiffs’ exclusive sublicense agreement. Plaintiffs asserted a single claim for declaratory relief seeking a declaration that the Cosmo sublicense was in full force and effect, and that the Adamis license is invalid.  On July 26, 2010, Dr. Zanetti filed a motion to compel arbitration on the ground that the license he signed with Cosmo specified that Italian courts and Italian law would govern the license.  Also on that date, Adamis filed a motion to stay the litigation pending resolution of any Italian arbitration.  Those motions were granted in favor of Dr. Zanetti and Adamis on November 22, 2010, the Cosmo litigation was stayed, and the court ordered that the matter be arbitrated in the Italian courts pursuant to the arbitration provisions of the sublicense agreement.  Cosmo filed and served on Dr. Zanetti a Notice of Arbitration, seeking to compel arbitration in Italy, on May 14, 2012.  Adamis was not a party to arbitration proceedings because it was not a party to the Cosmo license agreement.  In December 2012, Adamis and Dr. Zanetti filed motions to dismiss the lawsuit because of the plaintiffs’ failure to proceed with arbitration.  The court heard the motions in February 2013 and subsequently entered an order dismissing the case because of the plaintiffs’ failure to comply with the court’s order compelling arbitration.  In addition, the court excised its discretion to dismiss with prejudice, thereby precluding the plaintiffs from bringing the suit again.

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

On May 27, 2011, plaintiffs filed a motion for class certification seeking to certify a putative class of shareholders who purchased stock pursuant to either or both of Adamis’ 2006 and 2008 private placement memoranda. On June 28, 2011, the court issued an order denying the plaintiffs’ motion for class certification on the grounds that (1) plaintiffs failed to meet their burden to show that there are common issues of fact to certify the class and (2) the individual plaintiffs were not adequate class representatives. Plaintiffs appealed the court’s order denying class certification.  The Company filed a motion for summary judgment on March 28, 2012.  In June 2013, the Company and plaintiffs entered into preliminary settlement negotiations. There can be no assurances that the lawsuit will be settled or concerning the terms of any such settlement.

The Company continues to believe that the plaintiffs’ allegations are without merit and intends to defend against plaintiffs’ claims vigorously.

The litigation fees and costs have been submitted to our insurance carrier, which has agreed to pay the fees and costs pursuant to the terms of our insurance policy, subject to a reservation of rights letter.

Agape World, Inc.

Agape World, Inc. is a company involved in an involuntary bankruptcy proceeding filed in 2009. Its principal, Nicholas Cosmo, was indicted on many counts of wire fraud and other claims, based on allegations that he operated a Ponzi scheme through Agape and other entities.  Mr. Cosmo pled guilty in 2010 and to the Company’s knowledge is serving his sentence in prison.  More than three years before the date of this Report on Form 10-K, the bankruptcy trustee of Agape contacted Adamis by telephone, asserting that Agape World paid $1 million to Adamis for 2 million shares of common stock of Adamis, but that the stock was issued not to Agape World but instead to Mr. Cosmo, a principal of Agape World, and claiming that this constituted a fraudulent transfer. The Company believes that the trustee has recovered the stock from the principal. The Company responded to the trustee denying any fraudulent transfer or any other basis for a claim by the trustee. There has been no further communication between the trustee and Adamis for more than three years, and no suit or any action has been filed against Adamis. Management believes that the trustee has no basis for any fraudulent transfer or other claims against Adamis. Due to the limited nature of discussions with Agape, the early stage of this matter and the facts in this case, the outcome of this matter cannot be determined at this time.

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

Price Range of Common Stock

Our common stock is traded on the OTCQB,  under the trading symbol ADMP. The following table sets forth the range of high and low sales prices for the common stock as reported on the OTCQB for the periods indicated below. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2012
First Quarter (April 2011 - June 2011)	$0.25	$0.18
Second Quarter (July 2011 - September 2011)	$0.26	$0.17
Third Quarter (October 2011 - December 2011)	$0.30	$0.15
Fourth Quarter (January 2012 - March 2012)	$0.25	$0.15
Fiscal 2013
First Quarter (April 2012 - June 2012)	$0.77	$0.23
Second Quarter (July 2012 - September 2012)	$0.70	$0.48
Third Quarter (October 2012 - December 2012)	$1.05	$0.57
Fourth Quarter (January 2013 - March 2013)	$0.95	$0.58

As of June 17, 2013, there were approximately 102 holders of record common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2013, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	7,449,601	$.34	11,439,742
Equity compensation plans not approved by security holders	1,800,505	$.77
	9,250,106		11,439,742

(1)	Excludes shares issuable upon exercise of restricted stock units, which do not have an exercise price.
(2)
Under the Company’s 2009 Equity Incentive Plan, the number of shares available for issuance under the plan increases automatically increase on January 1st of each year in an amount equal to the lesser of (i) five percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser number of shares of Common Stock determined by the board of directors before the start of a calendar year for which an increase applies.

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during our fiscal year ended March 31, 2013, has previously been reported in reports on Form 10-Q and reports on Form 8-K that we filed during that fiscal year.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements and accompanying notes of the Company appearing elsewhere in this Report. This discussion of our financial condition and results of operations contains certain statements that are not strictly historical and are “forward-looking” statements and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth in this Item 7, and in the sections entitled “1A. Risk Factors” and “1. Business” in this Report and uncertainties described elsewhere in this Report. All forward-looking statements included in this Report are based on information available to the Company as of the date hereof, and except as may be required under the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, the Company assumes no obligation to update any such forward-looking statement.

General

Company Overview

We are an emerging pharmaceutical company engaged in the development and commercialization of a variety of specialty pharmaceutical products. Our products are concentrated in major therapeutic areas including oncology (cancer), immunology and infectious diseases (viruses) and allergy and respiratory.

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

We are also focused on developing and commercializing products in the anti-inflammatory, allergy and respiratory field. We have developed an Epinephrine Injection USP 1:1000 (0.3mg Pre-Filled Single Dose Syringe) product, or the single dose PFS Syringe product, a pre-filled epinephrine syringe product for use in the emergency treatment of extreme acute allergic reactions, or anaphylactic shock. If launched, the product will compete in a well-established U.S. market.  Once we obtain sufficient funding to support the costs of proceeding with the FDA filing for regulatory approval and the costs of a commercial launch of the product, we intend to submit an application to the FDA for marketing approval of the product and to commercially market the product as soon as reasonably practicable after the FDA allows for marketing of the product.

Additional product candidates in our allergy and respiratory product pipeline include a steroid HFA (hydrofluoroalkane) metered dose inhaler product, referred to as APC-1000, for asthma and chronic obstructive pulmonary disease, or COPD; and an HFA pressurized metered dose nasal steroid for the treatment of seasonal and perennial allergic rhinitis, referred to as APC-3000.

We also have a contraceptive gel product candidate named Savvy (C31G®). In December 2010, we announced the successful completion of a Phase 3 contraceptive trial of Savvy.  The Phase 3 trial was a randomized, double-masked, controlled comparator study to assess whether a gel containing the spermicide C31G was non-inferior to Conceptrol®, a commercially available product containing nonoxynol-9 (N-9). The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug.  In considering commercialization alternatives, we will likely focus on seeking to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of contraception. There are no assurances that any third party will have an interest in pursuing discussions concerning a transaction regarding C31G, or that any C31G product will ever be developed or commercialized.

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

Recent Developments

As described in greater detail below under the heading “Liquidity and Capital Resources,” on June 26, 2013, we completed a private placement financing transaction pursuant to which we issued the Secured Notes and common stock purchase warrants to a small number of institutional investors and received gross cash proceeds of $5,300,000, excluding transactions costs, fees and expenses.  The Secured Notes have an aggregate principal amount of $6,502,158, including $613,271 of principal amount resulting in the exchange of an outstanding convertible note for the Secured Notes and warrants.  The maturity date of the Secured Notes is December 26, 2013.  The Secured Notes are convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.50, subject to adjustment for stock splits, stock dividends and other similar transactions, and to possible price anti-dilution adjustments.  Our obligations under the Secured Notes and the other transaction agreements are guaranteed by our principal subsidiaries, and are secured by a security interest in substantially all of our assets and those of the subsidiaries, pursuant to a Security Agreement.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2013 and 2012 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of March 31, 2013, we had no cash, an accumulated deficit of approximately $38 million and substantial liabilities and obligations.  We have no cash reserves, liabilities that exceed our assets and significant cash flow deficiencies. Additionally, we will need significant funding in the short term to continue operations and for the future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates.

As previously reported, after the end of our fiscal 2013 year, on April 5, 2013 we completed private placement financing transactions with two investors pursuant to securities purchase agreements, pursuant to which we issued an aggregate of two 12% convertible debentures in the aggregate principal amount of $575,000 and received gross proceeds of $575,000, excluding transaction costs and expenses.  A portion of the debentures were converted into Common Stock in June 2013, and the remainder of the amount payable at maturity of the debentures was paid in full with a portion of the proceeds from the issuance of the Secured Notes and Warrants, and the debentures are no longer outstanding. In addition, as discussed under the heading "Liquidity and Capital Resources" below, in June 2013 we completed a private placement transaction in which we received $5.3 milion of gross proceeds. However continued operations are dependent on our ability to complete other equity or debt funding transactions.  Such capital formation activities may not be available or may not be available on reasonable terms. If we do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein for the year ended March 31, 2013, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Our management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures. There is no assurance that any of the above options will be implemented on a timely basis or that we will be able to obtain additional financing on acceptable terms, if at all. If adequate funds are not available on acceptable terms, we could be required to delay development or commercialization of some or all of our products, to license to third parties the rights to commercialize certain products that we would otherwise seek to develop or commercialize internally, or to reduce resources devoted to product development. In addition, one or more licensors of patents and intellectual property rights that we have in-licensed could seek to terminate our license agreements, if our lack of funding made us unable to comply with the provisions of those agreements. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Funding that we may receive during fiscal 2014 is expected to be used to satisfy existing obligations and liabilities and working capital needs, to begin building working capital reserves and to fund a number of projects, which may include some or all of the following:

●	continue development of our PFS epinephrine syringe product;
●	continue development of our generic nasal steroid product candidate;
●	pursue the development of other product candidates that we may develop or acquire;
●	fund clinical trials and seek regulatory approvals;
●	expand research and development activities;
●	access manufacturing and commercialization capabilities;
●	implement additional internal systems and infrastructure;
●	maintain, defend and expand the scope of our intellectual property portfolio; and
●	hire additional management, sales, research, development and clinical personnel.

Results of Operations

Our consolidated results of operations are presented for the fiscal year ending March 31, 2013 and for the fiscal year ending March 31, 2012.

Year Ended March 31, 2013 and Year Ended March 31, 2012
Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2013 and 2012 were approximately $2.0 million and $2.6 million, respectively.  Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, consulting expenses, and employee salaries.  The elimination of a reserve for product returns accounted for approximately $168,000 of the decrease in selling, general and administrative expenses.  Reductions in salaries and consulting expenses accounted for approximately $168,000 and $261,000, respectively, of the decrease during the twelve months ended March 31, 2013.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $1.2 million and $2.2 million for the fiscal years ended March 31, 2013 and 2012, respectively, which were expensed. The decrease in research and development expenses for fiscal 2013 compared to fiscal 2012 was primarily due to insufficient capital in fiscal 2013.

Other Income (Expenses). Other income (expense) for fiscal 2013 and 2012 were approximately $(3,800,000) and $(30,000), respectively. Other income (expense) consist primarily of changes in the value of derivative and conversion features of  our convertible  notes payable as well as interest expense paid in connection with various notes payable.  The increase in the value of derivative and conversion features of our convertible notes payable, as well as  interest expense for fiscal 2013, in comparison to fiscal 2012 was due to the issuance of convertible notes payable in fiscal 2013.

Liquidity and Capital Resources

We have incurred net losses of approximately $7.2 million and $4.9 million for the years ended March 31, 2013 and 2012, respectively. Since our inception, June 6, 2006, and through March 31, 2013, we have an accumulated deficit of approximately $38.0 million. Since inception and through March 31, 2013, we have financed our operations principally through debt financing and through private issuances of common stock. Since inception, we have raised a total of approximately $22.7 million in debt and equity financing transactions, consisting of approximately $9.4 million in debt financing and approximately $13.3 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Net cash used in operating activities from continuing operations for fiscal 2013 and 2012 was approximately $2.6 million and $3.3 million, respectively. The decrease in the use of cash was due primarily to an increase in accounts payable and accrued other expenses. We expect net cash used in operating activities to increase going forward as we continue product development and other business activities, assuming that we are able to obtain sufficient funding.

Net cash provided by financing activities from continuing operations was approximately $2.6 million in fiscal 2013 and approximately $2.1 million in fiscal 2012. Results for fiscal 2013, were affected by proceeds from the issuance of four notes.

As of March 31, 2013, we had outstanding a total of 12 secured promissory notes to executives of the Company, in the aggregate outstanding principal amount of $97,122.  Each of these notes bears interest at an annual rate of 10% on the total outstanding balance remaining under these loan agreements.

On November 10, 2010, we completed a private placement transaction with Eses Holdings (FZE), a foreign investor (the “Purchaser”), pursuant to a Common Stock Purchase Agreement and a registration rights agreement. The purchase agreement provided for the sale of up to 40 million shares of our common stock to the Purchaser at a price of $0.25 per share, for up to $10 million of gross proceeds. An initial closing was held on November 10, 2010, pursuant to which we received $5 million in gross proceeds and issued 20 million shares of common stock. At subsequent closings linked to the achievement of various milestones, the last of which occurred in February 2012, we received an additional $2.5 million and issued an additional 10 million shares of common stock.

On May 1, 2012, we exercised our option to terminate the Common Stock Purchase Agreement by sending notice to the Purchaser. Termination of the Common Stock Purchase Agreement means that Purchaser will no longer have the option to purchase the remaining 10 million shares of stock at $0.25 per share. Certain provisions of the Common Stock Purchase Agreement survive termination, including the Purchaser’s right to have an observer attend meetings of the board of directors and to receive certain materials that are provided to the directors in connection with such meetings.

On April 2, 2012, we completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd. ("Gemini")pursuant to a securities purchase agreement. We issued a 10% Senior Convertible Note (the “Gemini April Note”) in the aggregate principal amount of $1.0 million and 1,000,000 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses. Interest on the Gemini Note payable at a rate of 10% per annum and was payable on the maturity date.  On December 31, 2012, the Gemini April Note was converted in full into 3,869,260 shares of common stock before its maturity date and is no longer outstanding. During the quarter ended December 31, 2012, the Gemini Note and accrued interest payable of approximately $73,000 was converted at $.25 per share into 4,293,370 shares of common stock.

On June 11, 2012, we completed the closing of a private placement financing transaction with Gemini. We issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 and 500,000 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses. As amended the maturity date is July 11, 2013.  At March 31, 2013, the net carrying value of this note was $500,000.  In connection with the closing of the June 2013 secured convertible note and warrant financing transaction described below, the Gemini note was exchanged for $613,271 principal amount of Secured Notes and warrants, and the June 2012 Gemini note is no longer outstanding.

On June 11, 2012, we issued a convertible promissory note in the aggregate principal amount of $500,000 and 500,000 shares of common stock to The G-Max Trust, and received gross proceeds of approximately $500,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrued at a rate of 10% per annum compounded monthly and was payable monthly commencing July 1, 2012.  The note was convertible into shares of common stock at any time at a conversion price per share of $0.55.  During January 2013, G-Max elected to convert all of the remaining unconverted principal of the note and related interest into 913,384 shares of common stock, and the note is no longer outstanding.

On October 25, 2012, we issued a zero coupon secured promissory note to the G-Max Trust, evidencing a loan from G-Max to the Company, and received gross proceeds of approximately $500,000.  The note was due and payable on or before six months after the date of the note.  At maturity, we agreed to pay G-Max the sum of $588,000. We issued 176,000 shares as part of the consideration for the loaned proceeds.  On December 31, 2012, the note was repaid in full and is no longer outstanding.

On December 31, 2012, we issued a convertible promissory note in the principal amount of $600,000 and 600,000 shares of common stock to a private investor, and received gross proceeds of $600,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2013. All unpaid principal and interest on the note is due and payable on September 30, 2013. In connection with our June 2013 financing transaction, the holder of the note agreed to extend the maturity date to March 26, 2014.  At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock).  The proceeds from the note were used to retire the October 25, 2012 note.  At March 31, 2013, the net carrying value of this note was $482,997.

On April 5, 2013, we completed the closing of a private placement financing transaction with two accredited investors pursuant to a Securities Purchase Agreement.  Pursuant to the purchase agreement, we issued 12% Convertible Debentures in the aggregate principal amount of $575,000, and received gross proceeds of $575,000, excluding transaction costs, fees and expenses.  Interest on the debentures is payable in the amount of 12% of the principal amount, regardless of how long the debentures remain outstanding.  Principal and interest was due and payable October 5, 2013.  The debentures were convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.50.  In June 2013, the noteholders converted a portion of the notes into 208,000 shares of common stock, and $644,000 of the net proceeds from the Secured Note and warrant private placement transaction discussed below was used to redeem and pay the outstanding amounts due under the notes.  As a result, the April 2013 notes are no longer outstanding.

On June 26, 2013, we completed the closing of a private placement financing transaction with a small number of accredited institutional investors.  Pursuant to a subscription agreement (the “Purchase Agreement”) and other transaction documents, we issued Secured Convertible Promissory Secured Notes, or the Secured Notes, and common stock purchase warrants (the “Warrants”) to purchase up to 13,004,316 shares of common stock, and received gross cash proceeds of $5,300,000, excluding transactions costs, fees and expenses.  The Secured Notes have an aggregate principal amount of $6,502,158, including a $613,271 principal amount Secured Note issued to Gemini Master Fund Ltd. in exchange for its previously outstanding June 2012 convertible note, which is no longer outstanding.  The maturity date of the Secured Notes is December 26, 2013.  Our obligations under the Secured Notes and the other transaction documents are guaranteed by our principal subsidiaries and, pursuant to a Security Agreement entered into with the investors, are secured by a security interest in substantially all of our assets and those of the subsidiaries.  The Secured Notes are convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.50.  The exercise price of the Warrants is $0.715 per share, subject to adjustment.

Under the transaction documents, we have agreed to file a registration statement with the Securities and Exchange Commission, or the SEC, within 60 days following the closing to register the resale of the shares issuable upon conversion of the Secured Notes and exercise of the Warrants, and to have the registration statement declared effective within 120 days of the closing date.  The transaction documents provide for a variety of monetary penalties, which could be material, if the registration statement is not filed or declared effective by the times contemplated in the transaction documents, or does not continue to be effective thereafter.

The transaction documents include restrictions on our ability to engage in certain kinds of transactions while the Secured Notes are outstanding without the consent of the investors, including without limitation: (a) incurring, paying or repaying certain kinds of indebtedness; (b) other than certain permitted liens, creating or incurring any liens, security interests or encumbrances on our property or assets; (c) amending our charter documents (with certain exceptions) in any manner that materially and adversely affects the investors’ rights; (d) repurchasing shares of common stock, or repurchasing or reacquiring shares of common stock (with certain exceptions); (e) entering into certain kinds of related party transactions with our officers, directors, employees or affiliates; (f) paying or redeeming any financing related debt or securities, with certain permitted exceptions; (g) entering into any equity line of credit arrangements or issuing any variable priced equity linked instruments; (h) filing any registration statements relating to the offer and sale of shares until the registration statement contemplated by the transaction documents is declared effective; (i) selling, leasing or otherwise disposing of any significant portion of our assets outside the ordinary course of business; or ( j ) entering into transactions with any of our affiliates (with certain exceptions).

In connection with the closing of a registered underwritten public offering or a registered direct public offering resulting in at least $10 million of gross proceeds to us, the investors must elect to either have the Secured Notes redeemed at a price equal to 115% of the outstanding principal amount and interest, if any, or convert the Secured Notes effective at the closing of the offering, at a conversion price of 85% of the lowest sales, conversion, exercise or purchase price of any common stock or common stock equivalent issued in connection with the offering if such price is lower than the then-current conversion price.  Except in connection with a qualified offering, we may not redeem or prepay the Secured Notes.

The occurrence of any of the following events of default will, at the option of the holder, make all principal, interest and other amounts due on the Secured Note immediately due and payable: (a) the Company  (i) fails to pay any installment of principal or interest when due or (ii) fails to pay any interest or other sums due under the Secured Note when due; (b) the Company breaches any material covenant or other term or condition of the transaction documents or the Secured Note, except for a breach of payment, in any material respect and if susceptible to cure, the Company has failed to cure such breach within five days after delivery of a notice of such breach; (c) any material representation or warranty of the Company made in the transaction documents is false or misleading in any material respect; (d) any dissolution, liquidation or winding up by the Company or a material subsidiary of a substantial portion of their business; (e) cessation of operations by the Company or a material subsidiary; (f) the failure by the Company or any material subsidiary to maintain any material intellectual property rights, personal, real property, equipment, leases or other assets which are necessary to conduct its business (whether now or in the future) and which failure could reasonably be expected to result in a material adverse effect on the Company, and such breach is not cured with 20 days after written notice to the Company from the holder; (g) the Company or any material subsidiary makes an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for it or for a substantial part of its property or business; or such a receiver or trustee shall otherwise be appointed; (h) any money judgment, writ or similar final process is entered or made in a non-appealable adjudication against the Company or any material subsidiary or any of its property or other assets for more than $100,000 in excess of the Company’s or such material subsidiary’s insurance coverage, unless stayed vacated or satisfied within 30 days; (i) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings or relief under any bankruptcy law or any law, or the issuance of any notice in relation to such event, for the relief of debtors is instituted by or against the Company or any subsidiary; (j) an event resulting in the Common Stock no longer being quoted on the OTCQB, failure to comply with the requirements for continued quotation on the OTCQB for a period of 20 consecutive trading days, or notification from the OTCQB that the Company is not in compliance with the conditions for such continued quotation and such non-compliance continues for 20 days following such notification; (k) within 30 days following the consummation of one or more private placement or public offering transactions after the closing date in which the Company has received in the aggregate at least $10 million of net proceeds, a default by the Company or any material subsidiary under any one or more obligations in an aggregate monetary amount in excess of $150,000 for more than 30 days after the due date; (l) an SEC or judicial stop trade order or OTCQB suspension; (m) the Company’s failure to timely deliver Common Stock to the holder pursuant to and in the form required by the Secured Notes, the subscription agreement and the Warrants or, if required, a replacement Secured Note or Warrant following a partial conversion or exercise; (n) failure by the Company to have reserved for issuance upon conversion of the Secured Notes or upon exercise of the Warrants, the number of shares of Common Stock as required in the transaction documents and to have cured such failure with any applicable time periods provided for in the transaction documents; (o) the restatement of any financial statements filed by the Company with the SEC for any date or period from two years prior to the closing date and until the Secured Notes are no longer outstanding, if the result of such restatement would, by comparison to the unrestated financial statements, have constituted a material adverse effect on the Company; (p) the Company’s failure to materially comply with the registration obligations set forth in the subscription agreement; (q) failure by the Company to obtain, within three weeks of the date of issuance of the Secured Notes, all of the fully executed waivers from all prior investors in the Company in connection with any anti-dilution rights that may be triggered as a result of the issuance of the Secured Notes and the Warrants and all of the fully executed consents from all prior secured investors in the Company with regards to the pari passu sharing of the security interests of such secured prior investors with the holders of the Secured Notes; (r) a failure by the Company to notify the holders of any material event of which the Company is obligated to notify the holders pursuant to the terms of the transaction documents; (s) a default by the Company of a material term, covenant, warranty or undertaking of any other agreement to which the Company and the holders are parties, or the occurrence of an event of default under any such other agreement to which the Company and the holders are parties which is not cured after any required notice and/or cure period; and (t) the occurrence of an event of default under any other secured note.

Pursuant to the Security Agreement, upon an event of default the investors have the right to foreclose on all of the collateral securing the Company’s obligations under the transaction documents, and have customary rights of a secured party to dispose of the collateral to help satisfy payment of our obligations under the transaction documents.  In addition, following an event of default or after the maturity date, a default interest rate of 12% per annum applies.  Also, during the pendency of an event of default, the conversion price of the Secured Notes will be reduced to be 80% of the lowest volume weighted average price of the common stock for any five consecutive trading days during any 30-day period commencing on the original date of the Secured Notes and before a conversion date upon which some or all of the Secured Note is converted.

The conversion prices of the Secured Notes and the Warrants are subject to anti-dilution provisions providing that, with the exception of certain excluded categories of issuances and transactions, if we issue any shares of common stock or securities convertible into or exercisable for common stock, or if common stock equivalents are repriced, at an effective price per share less than the conversion price of the Secured Notes or the exercise price of the Warrants (as applicable), without the consent of a majority in interest of the investors, the conversion price of the Secured Notes and Warrants will be adjusted downward to equal the per share price of the securities issued or deemed issued in such transaction and the number of shares issuable upon exercise of the Warrants will be proportionately increased.

In connection with a merger, sale of all or substantially all of our assets, certain kinds of tender offers, or certain other kinds of transactions or events, the holder may either (i) accelerate the maturity date of the Secured Note as of the date of the transaction and receive payment for the then outstanding principal amount of the Secured Note and any other amount owed under the transaction documents, or (ii) require us to redeem the Secured Note together with any other amounts owed under the transaction documents.

In the case of a delay in the delivery of conversion shares or warrant shares later than the period provided in the Secured Notes or Warrants, the transaction agreements provide for monetary penalties, which could be material, for each trading day after the required delivery date during which the shares are not delivered.  If the Company fails to timely deliver conversion shares or warrant shares and if the holder purchases shares of Common Stock to deliver in satisfaction of a sale by holder of the Common Stock which holder was entitled to receive upon such conversion or exercise, then the Company is obligated to pay to holder the amount by which (A) holder’s total purchase price (including brokerage commissions, if any) for the shares of Common Stock so purchased exceeds (B) the aggregate principal and/or interest amount of the Secured Note or Warrant (as applicable) for which such conversion or exercise request was not timely honored, together with interest thereon at a rate of 15% per annum.

If (i) the Company is prohibited from issuing conversion shares, or (ii) an event of default occurs and continues beyond any applicable cure period, or (iii) the Company or any material subsidiary liquidates, dissolves or winds up, then at the holder's election, the Company must pay to holder a sum of money determined by multiplying the amount of outstanding principal amount designated by holder by, at the holder’s election, the greater of (i) 115%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the 30 days preceding the date demand is made by holder and the denominator of which is the lowest applicable conversion price during such 30 day period, together with accrued but unpaid interest and any other amounts due under the transaction documents.  Upon receipt of such mandatory redemption payment, the corresponding Secured Note principal, interest and other amounts will be deemed paid and no longer outstanding.

The Warrants are exercisable for a period of five years from the date of issuance.  The exercise price of the Warrants is $0.715 per share.  The Warrants are generally exercisable for cash, unless a registration statement covering the resale of the warrant shares is not available, in which case the holder may exercise a Warrant on a cashless net exercise basis.  The Warrants include a variety of penalties, which could be material, for the Company’s failure to timely deliver securities upon exercise.

In connection with certain kinds of mergers, sales of assets or other fundamental transactions, the Company is obligated to purchase the Warrants from the holders for cash based on the Black Scholes value of the Warrants if that amount is higher than the spread between the per share price payable in the transaction and the exercise price per share of the Warrant, pursuant to procedures described in the Warrants.

For a period of one year after the closing date, the investors have a right of first refusal to purchase securities proposed to be offered and sold in the future by us, other than in connection with certain excluded or exempt issuances.

Pursuant to the terms of the Purchase Agreement, we expect to use the net proceeds to pay operating, general and administrative expenses, including current and accrued salaries to employees, fees to directors, and other obligations incurred in the ordinary course of our business, to make scheduled interest payments on our outstanding December 2012 promissory note, to pay expenses relating to our filing with the FDA for our epinephrine syringe product candidate, and to help fund our acquisition of rights regarding other products, assets or technologies.

As noted above under the heading “Going Concern and Management’s Plan,” at March 31, 2013, Adamis had substantial liabilities and obligations. The availability of any required additional funding cannot be assured. Even taking into account the net proceeds from the transactions described above, if we do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations. Even if are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds.  No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

Derivative Financial Instruments.  Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value.  The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instrument and whether they qualify for hedge accounting.  As of March 31, 2013, no derivative instruments qualified for hedge accounting.

Accounting Standards Codification (ASC) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives.  This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, or down-round provisions.  Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity share for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price.

The Company recognizes the derivative assets and liabilities at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (BOPM) to develop its assumptions for determining the fair value of the conversion and anti-dilution features of its notes.  See Note 8 in the accompanying financial statements for further discussion of derivative instruments.

Off Balance Sheet Arrangements

At March 31, 2013, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

None.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information required by Item 8 are set forth below commencing on page F-1.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15( e) and 15d-15( e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Accounting Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Principal Executive Officer and Accounting Officer concluded that disclosure controls and procedures were not effective as of March 31, 2013, for reasons described below.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of March 31, 2013, based on the absence of finance and accounting personnel other than the Chief Financial Officer. This resulted in not ensuring appropriate segregation of duties between incompatible functions, and made it more difficult to ensure review of financial reporting issues sufficiently in advance of the dates on which filings are required to be made with the Securities and Exchange Commission and to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. These above deficiencies represent a material weakness in our internal control over financial reporting given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Based on the material weakness described above, management has concluded that as of March 31, 2013 our internal control over financial reporting were not effective.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred, during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
2.1	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc.		8-K	10/26/04
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	04/03/09
3.2	Amended and Restated Certificate of Incorporation of the Registrant		8-K	04/03/09
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	X
4.0	Amended and Restated Bylaws of the Company		S-4/A 333-155322	01/12/09
4.1	Specimen stock certificate for common stock		8-K	04/03/09
*10.1	1995 Equity Incentive Plan		10-Q	08/13/02
*10.2	2005 Equity Incentive Plan		10-K	03/31/06
*10.3	Form of Option Agreement under the 2005 Equity Incentive Plan		10-K	03/31/06
*10.4	2009 Equity Incentive Plan		8-K	01/13/11
*10.5	Form of Stock Option Agreement for option awards		8-K	09/16/11
*10.6 *10.7	Form of Option Agreement for Non-Employee Directors* Form of Indemnity Agreement with directors and executive officers		8-K 8-K	01/13/11 01/13/11
10.8
Agreement dated as of October 8, 1996 by and among Biosyn, Inc., Edwin B. Michaels and E.B. Michaels Research Associates, Inc. (Confidential treatment has been requested with respect to portions of this agreement.)
			10-K	03/31/05
10.9	Patent License Agreement by and among Biosyn, Inc., and certain agencies of the United States Public Health Service		10-K	03/31/05
10.10	License Agreement dated as of May 22, 2001, by and between Crompton Corporation and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	03/31/05
10.11	License Agreement dated January 30, 2006, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	04/02/07
10.12	Amendment to License Agreement dated as of March 15, 2006, by and between Crompton Corporation and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.13	Funding Agreement dated October 12, 1992, by and between Ben Franklin Technology Center of Southeastern Pennsylvania and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.14	License Agreement dated July 28, 2006, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.15	Amendment to License Agreement dated December 29, 2008, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
*10.16	Stock Repurchase Agreement dated November 3, 2008, by and between Dennis J. Carlo and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
*10.17	Stock Repurchase Agreement dated November 3, 2008, by and between Robert Hopkins and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
*10.18	Stock Repurchase Agreement dated November 3, 2008, by and between David J. Marguglio and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.19	Amendment to License Agreement dated October 18, 2007, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.20	Amendment to Lease Agreement dated October 30, 2007, by and between HRM II Ltd and Healthcare Ventures Group		S-4/A 333-155322	01/12/09
10.21	Clinical Trial Agreement between Biosyn, Inc. and the National Institute of Child Health and Human Development		S-4/A 333-155322	01/12/09
10.22	Securities Purchase Agreement dated January 11, 2010 between the Registrant and the investors listed therein		8-K	01/14/10
10.23	Form of 10% Senior Secured Convertible Note dated January 11, 2010		8-K	01/14/10
10.24	Form of Security Agreement dated January 11, 2010		8-K	01/14/10
10.25	Assignment, Assumption and Stock Acquisition Agreement dated February 24, 2010 between the Registrant and Colby Pharmaceutical Company		10-K	07/14/10
10.26	Amendment to Assignment, Assumption and Stock Acquisition Agreement dated as of October 16, 2010, between the Registrant and Colby Pharmaceutical Company		8-K	10/19/10
10.27	Form of Amendment to 10% Senior Secured Convertible Notes		8-K	04/04/11
10.28	Amendment to G-Max Convertible Promissory Note		8-K	04/04/11
10.29
Common Stock Purchase Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein (Confidential treatment has been granted for portions of this exhibit.)
			8-K	11/12/10
10.30	Registration Rights Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein		8-K	11/12/10
10.31	Employment Agreement between the Company and Dennis J. Carlo*		8-K	11/12/10
10.32	Employment Agreement between the Company and David J. Marguglio*		8-K	11/12/10
10.33	Employment Agreement between the Company and Robert O. Hopkins*		8-K	11/12/10
10.34	Product Development and Contract Manufacturing Agreement dated November 1, 2010, between Adamis and Beximco		10-Q	02/14/11
10.35	License Agreement between Adamis, the Regents of the University of California and Dana-Farber Cancer Institute, Inc.		10-K	07/07/11
10.36	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.37	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.38	License Agreement dated January 2, 2008, with Wisconsin Alumni Research Foundation		10-K	07/07/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
10.39	First Amendment to Common Stock Purchase Agreement dated as of June 30, 2011, by and between the Company and Eses Holdings (FZE)		10-K	07/07/11
10.40	Second Amendment to Common Stock Purchase Agreement dated as of November 10, 2011, by and between the Company and Eses Holdings (FZE)		8-K	11/21/11
10.41	Third Amendment to Common Stock Purchase Agreement dated as of January 31, 2012, by and between the Company and Eses Holdings (FZE)		10-Q	02/14/12
10.42	Securities Purchase Agreement dated as of April 2, 2012		8-K	04/05/12
10.43	10% Senior Convertible Note dated as of April 2, 2012		8-K	04/05/12
10.44	Form of Subsidiary Guarantee dated as of April 2, 2012		8-K	04/05/12
10.45	Securities Purchase Agreement dated as of June 11, 2012		8-K	06/15/12
10.46	10% Senior Convertible Note dated as of June 11, 2012		8-K	06/15/12
10.47	Form of Subsidiary Guarantee dated as of June 11, 2012		8-K	06/15/12
10.48	Convertible Promissory Note dated as of June 11, 2012		8-K	06/15/12
10.49	Zero Coupon Secured Promissory Note dated October 25, 2012		10Q	02/19/13
10.50	Convertible Promissory Note dated December 31, 2012		10-Z	02/19/13
10.51	Securities Purchase Agreement dated as of April 5, 2013		8-K	04/08/13
10.52	12% Convertible Debenture dated April 5, 2013		8-K	04/08/13
10.53	Subscription Agreement dated as of June 26, 2013.	8-K	07/01/13
10.54	Form of Secured Convertible Notes dated June 26, 2013.	8-K	07/01/13
10.55	Form of Warrants dated June 26, 2013.	8-K	07/01/13
10.56	Security Agreement dated June 26, 2013.	8-K	07/01/13
10.57	Intercreditor Agreement dated June 26, 2013.	8-K	07/01/13
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Mayer Hoffman McCann PC, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (See signature page)	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Dated: July 3, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer and Director	July 3, 2013
Dennis J. Carlo

Principal Financial Officer and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance,	July 3, 2013
Robert O. Hopkins	Chief Financial Officer and Secretary

Directors:

/s/ DAVID J. MARGUGLIO	Director	July 3, 2013
David J. Marguglio

/s/ KENNETH M. COHEN	Director	July 3, 2013

/s/ TINA S. NOVA, Ph.D.	Director	July 3, 2013

/s/ CRAIG A. JOHNSON	Director	July 3, 2013

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

MARCH 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Adamis Pharmaceuticals Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Adamis Pharmaceuticals Corporation and Subsidiaries (the "Company") as of March 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adamis Pharmaceuticals Corporation and Subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two year period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Certified Public Accountants

Boca Raton, Florida

July 3, 2013

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012
ASSETS

CURRENT ASSETS
Cash	$—	$7,519
Prepaid Expenses and Other Current Assets	64,347	31,520
Debt Issuance Cost	286,582	—

Total Current Assets	350,929	39,039

ASSETS FROM DISCONTINUED OPERATIONS	—	130,000

Total Assets	$350,929	$169,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$2,431,919	$2,020,713
Accrued Other Expenses	754,709	469,279
Accrued Bonuses	101,436	101,436
Conversion Feature Liability	162,456	—
Derivative Liability	50,545	—
Notes Payable	97,683	195,608
Convertible Notes Payable, net	982,997	—
Notes Payable to Related Parties	97,122	105,632

Total Liabilities	4,678,867	2,892,668

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Issued and Outstanding-None	—	—
Common Stock – Par Value $.0001; 200,000,000 Shares Authorized; 109,656,180 and 101,161,953 Issued, 104,427,992 and 95,933,765 Outstanding, Respectively	10,966	10,116
Additional Paid-in Capital	33,643,449	28,053,816
Accumulated Deficit	(37,977,124)	(30,782,332)
Treasury Stock - 5,228,188 Shares, at cost	(5,229)	(5,229)

Total Stockholders' (Deficit)	(4,327,938)	(2,723,629)

	$350,929	$169,039

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2013	2012

REVENUE	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,008,255	2,649,234
RESEARCH AND DEVELOPMENT	1,209,318	2,165,968

Loss from Operations	(3,217,573)	(4,815,202)

OTHER INCOME (EXPENSE)
Interest Expense	(2,333,982)	(35,390)
Gain on Sale of Asset	—	5,297
Change in Fair Value Derivative Liability	(122,945)	—
Change in Fair Value of Conversion Feature Liability	(1,390,292)	—
Total Other Income (Expense)	(3,847,219)	(30,093)

Net (Loss) from Continuing Operations	(7,064,792)	(4,845,295)

DISCONTINUED OPERATIONS
Write-down of Discontinued Operations Receivable	(130,000)	(70,000)

Net (Loss) from Discontinued Operations	(130,000)	(70,000)

Net (Loss)	$(7,194,792)	$(4,915,295)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share from Continuing Operations	$(0.07)	$(0.06)

Basic and Diluted (Loss) Per Share from Discontinued Operations	$—	$—

Basic and Diluted (Loss) Per Share	$(0.07)	$(0.06)

Basic and Diluted Weighted Average Shares Outstanding	99,599,545	89,477,725

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance March 31, 2011	86,818,532	8,682	24,483,918	(5,228,188)	(5,229)	(25,867,037)	(1,379,666)

Common Stock Issued for Note Conversions	4,093,101	409	818,210	—	—	—	818,619

Common Stock Issued for Cash at .25 per share	10,000,320	1,000	2,499,080	—	—	—	2,500,080

Common Stock Issued for Services	250,000	25	59,975	—	—	—	60,000

Warrants Issued for Services	—	—	21,000	—	—	—	21,000

Share Based Compensation	—	—	171,633	—	—	—	171,633

Net (Loss)	—	—	—	—	—	(4,915,295)	(4,915,295)
Balance March 31, 2012	101,161,953	$10,116	$28,053,816	(5,228,188)	$(5,229)	$(30,782,332)	$(2,723,629)

Common Stock Issued for Note Conversions at $0.25	4,293,370	430	2,912,913	—	—	—	2,913,343

Common Stock Issued for Note Conversions at $0.55	913,384	91	502,270	—	—	—	502,361

Common Stock Issued for Exercised Warrants	411,473	41	(41)	—	—	—	—

Common Stock Issued for Services	100,000	10	70,990	—	—	—	71,000

Common Stock Issued for Financings	2,776,000	278	1,591,722	—	—	—	1,592,000

Beneficial Conversion Feature	—	—	347,272	—	—	—	347,272

Share Based Compensation	—	—	164,507	—	—	—	164,507

Net (Loss)	—	—	—	—	—	(7,194,792)	(7,194,792)
Balance March 31, 2013	109,656,180	$10,966	$33,643,449	(5,228,188)	$(5,229)	$(37,977,124)	$(4,327,938)

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ending March 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(7,194,792)	$(4,915,295)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Issued for Interest	75,703	621
Vesting of Options for Compensation	164,507	171,633
Reduction in Notes Payable	(57,925)	—
Change in Derivative Liability Fair Value	122,945	—
Change in Conversion Feature Liability Fair Value	1,390,292	—
Amortization of Discount on Notes Payable	770,033	—
Amortization of Debt Issuance Cost	1,305,418	—
Amortization of Stock Issued for Services	36,792	364,884
Sales Returns Reserve Adjustment	—	(13,151)
Write-down of Discontinued Operations Receivable	130,000	70,000
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	1,381	(20,694)
Increase (Decrease) in:
Accounts Payable	411,207	757,515
Accrued Other Expenses	285,430	238,628

Net Cash (Used in) Operating Activities	(2,559,009)	(3,345,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Received from Sale of Common Stock	—	2,500,080
Issuance of Note Payable	3,099,800	—
Payment of Notes Payable	(539,800)	(390,000)
(Payment of) Proceeds from Notes Payable to Related Parties	(8,510)	4,400

Net Cash Provided by Financing Activities	2,551,490	2,114,480

(Decrease) in Cash	(7,519)	(1,231,379)
Cash:
Beginning	7,519	1,238,898

Ending	$—	$7,519

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ending March 31,

	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$120,561	$33,859

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Common Stock issued for Exercised Warrants	$41	$—
Common Stock issued for Debt Issuance Cost	$1,592,000	$—
Note Payable Discounts from Deriviative and Convertible Feature Liabilities	$539,764	$—
Additional Paid-In Capital from Notes Payable Discount	$347,272	$—
Conversion of Sales Return Liability to Notes Payable	$—	$147,866
Notes Payable converted to Common Stock	$1,500,000	$818,000
Common Stock issued for Interest	$75,703	$621
Stock Based Compensation Expense	$164,507	$171,633
Warrants Issued for Prepaid Services	$—	$21,000
Common Stock Issued for Prepaid Services	$71,000	$60,000
Additional Paid-In Capital Resulting from Reduction in Derivative and Conversion Feature Liabilities	$1,840,000	$—
Reduction in Notes Payable	$57,925	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTE 1:                      NATURE OF BUSINESS

The company formerly named Adamis Pharmaceuticals Corporation, or Old Adamis, was founded in June 2006 as a Delaware corporation. Effective April 1, 2009, Old Adamis completed a business combination transaction with Cellegy Pharmaceuticals, Inc., or Cellegy. Before the merger, Cellegy was a public company and Old Adamis was a private company. In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction, Cellegy was the surviving corporation in the merger and changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation (the “Company", “Adamis Pharmaceuticals,” “Adamis,” “we” or “our”), and Old Adamis survived as a wholly-owned subsidiary and changed its corporate name to Adamis Corporation. The Company has two wholly-owned subsidiaries: Adamis Corporation; and Biosyn, Inc., which has rights to the C31G product.  Adamis Corporation has two wholly-owned subsidiaries: Adamis Viral Therapies, Inc., or Adamis Viral, which was formed to focus on the Company’s cancer and vaccine technologies; and Adamis Laboratories, Inc., or Adamis Labs, which was formed to focus on the Company’s allergy and respiratory products.

The Company’s general business strategy is to generate revenue through launch of its allergy and respiratory products in development, in order to generate cash flow to help fund expansion of its allergy and respiratory business, as well as support its future cancer and vaccine product development efforts.

NOTE 2:                      GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from continuing operations and has not introduced new revenue producing products since inception. In addition, the Company has used, rather than provided, cash in its continuing operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities approximate their fair value due to their short-term nature. The Company’s notes payable approximate fair value based upon current rates available to the Company for loans with similar maturities.  The convertible notes payable have fixed interest rates and conversion features which are based upon the conversion price specified in the agreements.  Additionally, one of the convertible notes payable contains price anit-dilution features which are adjusted to fair value on a recurring basis.

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

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value.  The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instrument and whether they qualify for hedge accounting.  As of March 31, 2013, no derivative instruments qualified for hedge accounting.  See Note 8 for further discussion of derivative instruments.

Discontinued Operations

As discussed in Note 4, the assets and liabilities at March 31, 2012, related to International Labs, Inc. (“INL”), the company’s former packaging division, have been accounted for as discontinued operations. There are no operations related to INL in the accompanying consolidated financial statements.

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

Income Taxes

The Company accounts for income taxes under the deferred income tax method. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

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

The Company accounts for uncertain tax positions in accordance with accounting guidance which requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would, more likely than not, sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied the guidance to all tax positions for which the statue of limitations remained open. Upon implementation, the Company did not recognize any additional liabilities for unrecognized tax benefits. Accordingly, the adoption of the guidance had no impact on the Company’s financial statements. There have been no material changes in unrecognized tax benefits since April 1, 2009.

The Company is subject to income taxes in the United States Federal jurisdiction, California and Florida. The Company is no longer subject to the United States Federal, California or Florida income examinations by tax authorities for the years before the year ended March 31, 2009. The Company recognizes interest and penalty accrued related to unrecognized tax benefits in its income tax expense, if any. No interest or penalties have been accrued for all presented periods.

Net Loss Per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. Outstanding warrants at March 31, 2013 and 2012 were 1,800,505 and 2,473,245, respectively. The outstanding options at March 31, 2013 and 2012 were 6,723,582 and 5,230,398, respectively.  Outstanding restricted stock units at March 31, 2013 and 2012 were 726,019 and 0, respectively.

Reclassifications

Certain reclassifications have been made to the March 31, 2012 financial statement presentation to correspond to the current year’s classification. Total stockholders’ (deficit) and net loss are unchanged due to these reclassifications.

NOTE 4:                      DISCONTINUED OPERATIONS

Effective July 18, 2008, the Company’s former packaging division (INL) was sold for $2,654,000. On the closing date, $2,154,000 was paid to a lender to retire long-term debt. Additionally, $500,000 of the purchase price was held in escrow to secure any of the Company’s indemnification obligations. During 2011 and 2012, the Company settled a total of $150,000 of the amount held for indemnification obligations. At March 31, 2013 and 2012, assets from discontinued operations consisted of $0 and $130,000, respectfully.

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

Purchases and Accounts Payable

The Company had balances greater than 10% of trade accounts payable at March 31, 2013 with three vendors. Vendor A had a balance that accounted for 23% of total accounts payables, Vendor B had a balance of 14% and Vendor C had a balance of 10% at March 31, 2013.  Comparatively, the Company had balances greater than 10% of trade accounts payable at March 31, 2012 with three vendors. Vendor A had a balance that accounted for 26% of total accounts payables Vendor B had a balance of 13% and Vendor C had a balance of 11% at March 31, 2012.

NOTE 6:                      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2013 and 2012:

	2013	2012

Prepaid Insurance	$4,000	$3,750

Prepaid Rent	10,827	10,827
Prepaid Consulting Fees	47,333	13,125
Other Current Assets	2,187	3,818

	$64,347	$31,520

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

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs. As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the merger between the Company and Cellegy (see Note 1).

G-Max Trust Notes

On December 29, 2009, the Company issued a Convertible Promissory Note (the “G-Max Note”) in the aggregate principal amount of $500,000 and 500,000 shares of common stock to The G-Max Trust (the “Investor”) in connection with a private placement to the Investor for gross proceeds of $500,500. The market value of the common stock on the date issued was $0.25 per share, for a total value of $125,000. A discount on the note payable of $124,500 was recorded as a result, and was being amortized to interest expense over the term of the G-Max Note. The stock was restricted for six months from the date issued. As of March 31, 2012, the net carrying amount was $0 and the net unamortized discount was $0. The interest recognized in the contractual interest coupon was $0 and $12,638 for the years ended March 31, 2013 and 2012, respectively.

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

On June 11, 2012, the Company issued a convertible promissory note in the aggregate principal amount of $500,000 and 500,000 shares of common stock to The G-Max Trust, and received gross proceeds of $500,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrued at a rate of 10% per annum compounded monthly and is payable monthly commencing July 1, 2012. All unpaid principal and interest on the note is due and payable on April 1, 2013. At any time on or before the maturity date, the investor had the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The market value of the common stock on the date issued was $0.74 per share, for a total value of $370,000. Debt issuance cost of $370,000 was recorded as a result, and was being amortized over the term of the G-Max Note. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $370,000 for the year ended March 31, 2013, and the remaining unamortized balance was $0.

The conversion feature of the G-Max Note was considered beneficial to the investor due to the conversion price for the convertible note being lower than the market value of the common stock on the date the note was issued. The estimated value of the beneficial conversion feature was $172,727. The beneficial conversion feature was being amortized over the term of the G-Max Note.  The effective annual interest rate of the G-Max Note was 111.50% after considering the debt issuance cost and the beneficial conversion feature.

In January 2013, the G-Max Note and accrued interest payable of approximately $2,000 was converted at $.55 per share into 913,384 shares of common stock. The entire value of the beneficial conversion feature was recorded as a charge to interest expense as a result.

On October 25, 2012 the Company entered into a zero coupon secured promissory note with The G-Max Trust, evidencing a loan from G-Max to the Company, and received gross proceeds of approximately $500,000. The note had a stated maturity date of six months after the date of the note, April 25, 2013.  At maturity, we agreed to repay G-Max the sum of $588,000.  The note did not have a stated interest rate so long as we repaid the principal balance by the maturity date and there was no other event of default.  The note was also due and payable if we completed a financing transaction or series of transactions after the date of the note that result in proceeds to the Company of $2,000,000 or more.  As additional consideration for the loan, we issued to G-Max 176,000 shares of our common stock.  Pursuant to the terms of a security agreement and a stock escrow agreement, we issued 700,000 shares of our common stock as collateral for the timely repayment of the note, to be held by a third party escrow agent pursuant to the terms of the escrow agreement.  When the loan was repaid, then the collateral shares were to be returned to the Company and cancelled. On December 31, 2012 the note was repaid and the shares held in escrow were cancelled.

Gemini Master Fund, Ltd. Notes

The Company completed a private placement financing transaction (the “January 2010 Financing”) with a small number of institutional investors led by Gemini Master Fund, Ltd., pursuant to a Securities Purchase Agreement. The Company issued 10% Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of approximately $1.5 million and 1,500,000 shares of common stock of the Company, and received gross proceeds of $1.5 million, excluding transaction costs and expenses. The fair market value of the Company’s common stock on the date of the transaction was $ 0.41 per share. A discount of approximately $600,000 was calculated as a result, and was being amortized to interest expense over the life of the Notes. The stock was restricted for six months from the date issued. As of March 31, 2012, the net carrying amount was $0 and the net amortized discount was $0. Interest recognized on the contractual coupon was $0 and $11,724 for the years ended March 31, 2013 and 2012, respectively.

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

On April 2, 2012, the Company completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd. pursuant to a securities purchase agreement. The Company issued a 10% Senior Convertible Note (the “Gemini Note”) in the aggregate principal amount of $1.0 million and 1,000,000 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses. Interest on the Gemini Note is payable at a rate of 10% per annum and is payable on the maturity date of the Gemini Note. Principal and accrued and unpaid interest is due and payable nine months after the date of the Gemini Note. The Gemini Note is convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.25, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini Note. The conversion price is also subject to price anti-dilution adjustments providing that with the exception of certain excluded categories of issuances and transactions, if we issue equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini Note, the conversion price of the Gemini Note will be adjusted downward to equal the per share price of the new securities. The Company bifurcated the conversion option derivative from the debt. See Note 8. Our obligations under the Gemini Note and the other transaction agreements are guaranteed by our principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc. The market value of the common stock issued on April 2, 2012 was $0.25 per share, aggregated $250,000. Debt issuance cost of $250,000 was recorded as a result and amortized over the term of the Gemini Note, and is included in interest expense. The stock was restricted for six months from the date issued.  Debt issuance costs have been fully amortized as of March 31, 2013.

During the quarter ended December 31, 2012, the Gemini Note and accrued interest payable of approximately $73,000 was converted at $.25 per share into 4,293,370 shares of common stock. Concurrent with the conversion, the Company settled the related derivative and conversion feature liabilities which had a total fair value of $1,840,000. The fair value of the derivative and conversion feature liabilities on the day prior to conversion was determined using the intrinsic value. This resulted in an increase to the derivative and conversion feature liabilities of $354,800. On December 31, 2012, the balance of the adjusted fair value of the derivative and conversion feature liabilities totaling $1,840,000 was reclassified to additional paid in capital. For further details on the conversion feature see Note 8.  The effective annual interest of the Gemini Note was 46.1% after considering the debt issuance cost and the conversion feature.

On June 11, 2012, the Company completed the closing of a private placement financing transaction with Gemini. The Company issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 (“Gemini Note II”) and 500,000 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses. The maturity date was originally nine months after the date of the note, but was extended to July 11, 2013 on the original maturity date.  The other material terms and conditions are similar to the Gemini Note described above, except that the initial conversion price per share is $0.55. The market value of the common stock on the date issued was $0.74 per share, for a total value of $370,000. Debt issuance cost of $370,000 was recorded as a result, and was amortized over the term of the Gemini Note II, and is included in interest expense. The stock was restricted for six months from the date issued. For further details on the conversion feature see Note 8.  Debt issuance costs have been fully amortized as of March 31, 2013.  At March 31, 2013, the net carrying value of the Gemini Note II was $500,000.  The effective annual interest rate of the Gemini Note II is 22.5% after considering the debt issuance cost and the beneficial conversion feature.

Convertible Promissory Note

On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $600,000 and 600,000 shares of common stock to a private investor, and received gross proceeds of $600,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2013. All unpaid principal and interest on the note is due and payable on September 30, 2013. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The market value of the common stock on the date issued was $0.71 per share, for a total value of $426,000. Debt issuance cost of $426,000 was recorded as a result, and is being amortized over the term of the note. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $139,418 for the year ended March 31, 2013, and the remaining unamortized balance at March 31, 2013 was $286,582.

The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the market value of the common stock on the date the note was issued. The estimated value of the beneficial conversion feature was $174,545. The beneficial conversion feature is being amortized over the term of the note. This resulted in a charge to interest expense of $57,542 for the year ended March 31, 2013. At March 31, 2013, the net carrying value of the note was $482,997.

The effective annual interest rate of the note is 107% after considering the debt issuance cost and the beneficial conversion feature.

Notes Payable

On November 30, 2010, the Company entered into a note payable with a drug wholesaler related to sales returns in the amount of $132,741. The note bears interest at the prime rate, plus 2% (5.25% at March 31, 2013), and originally required monthly payments of $10,000. The note is currently due on demand. The outstanding balance on this note at March 31, 2013 and 2012 was $22,441 and $75,242, respectively.

On May 1, 2011, the Company entered into a non-interest bearing note payable with a drug wholesaler related to sales returns in the amount of $147,866. The note required monthly payments of $10,000 with a final payment of $7,866 due on July 15, 2012. The note is currently due on demand and now bears interest at 12% per annum.  The outstanding balance on this note at March 31, 2013 and 2012 was $94,463 and $120,366, respectively.

Notes Payable to Related Parties

The Company had notes payable to a related party reflecting loans by related parties to the Company, amounting to $97,122 and $105,632 at March 31, 2013 and 2012, respectively, which bear interest at 10%. Accrued interest, which is included in accrued expenses, in the consolidated balance sheet, related to the notes was $72,655 and $63,934 at March 31, 2013 and 2012, respectively.

On various dates during the twelve months ended March 31, 2013 and 2012, and included in the amounts above, the Company issued promissory notes to the related party reflecting loans by a related party to the Company, for a total of $15,890 and $14,400, respectively, that bear interest at 10% with all principal and interest due on various maturity dates, originally. The principal amount repaid during fiscal 2013 and 2012 was $24,400 and $10,000, respectively. Interest continues to accrue on the unpaid principal balances.

NOTE 8:                      DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, or down-round provisions. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. We have determined that the conversion feature with the down-round provision on the Gemini notes should be treated as a derivative liability. The Company is required to report the conversion feature liability and the derivative liability resulting from the down-round provision at fair value and record the fluctuation of the fair value in current operations.

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

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (BOPM) to develop its assumptions for determining the fair value of the conversion and anti-dilution features of the Gemini note. Key assumptions at March 31, 2013 for the June 11, 2012 note include a volatility factor of 92.1%, a discount rate of 1, a dividend yield of 0%, expected life of .28 years and a risk free interest rate of .07%.

The Company estimated the original fair values of the embedded conversion and anti-dilution features of the Gemini Note dated April 2, 2012 note to be $287,600 and $58,800, respectively. The loss on the convertible feature liability is $1,397,291 and the loss on the derivative liability is $96,309.  As disclosed in Note 7, the note was converted to common stock during the quarter ended December 31, 2012.

The Company estimated the original fair values of the embedded conversion and anti-dilution features of the Gemini Note II dated June 11, 2012 note to be $169,455 and $23,909, respectfully.  The gain on the convertible feature liability is $7,000 and the loss on the derivative liability is $26,636 for the year ended March 31, 2013.  The carrying value of the conversion feature at March 31, 2013 is $162,456 and the carrying value of the anti-dilution feature for the same date is $50,545.

The derivative liabilities and conversion feature liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility as inputs.

Significant unobservable inputs for the derivative and conversion feature liabilities include the estimated probability of the occurrence of a down-round financing during the term over which the related debt is convertible and the estimated magnitude of the down-round.   These estimates which are unobservable in the market were utilized to value the anti-dilution features of the convertible debt as of March 31, 2013.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

	Derivative Liability	Convertible Feature Liability	Total
Balance, April 1, 2012	$—	—	—
Fair Value at Issuance	82,709	457,055	539,764
Net Change in Fair Value	122,945	1,390,292	1,513,237
Conversion of Debt	(155,109)	(1,684,891)	(1,840,000)
Balance, March 31, 2013	$50,545	$162,456	$213,001

NOTE 9:                      LEGAL MATTERS

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

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti

Cosmo Bioscience, Inc. et. al. v. Adamis Pharmaceuticals Corp. and Maurizio Zanetti was filed in San Diego Superior Court in May 2010. Plaintiffs were affiliated Cosmo Bioscience entities who claimed to have sublicensed certain patented technology from Eurogen BV, an entity wholly owned and controlled by Maurizio Zanetti. Plaintiffs claimed that Dr. Zanetti wrongfully terminated their license, and further that Dr. Zanetti improperly licensed the same technology to Adamis in violation of plaintiffs’ exclusive sublicense agreement. Plaintiffs asserted a single claim for declaratory relief seeking a declaration that the Cosmo sublicense was in full force and effect, and that the Adamis license is invalid.  On February 21, 2013, the Court resolved the motion in Adamis’ favor and dismissed the action with prejudice, thereby precluding the plaintiffs from bringing the suit again.

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

On May 27, 2011, plaintiffs filed a motion for class certification seeking to certify a putative class of shareholders who purchased stock pursuant to either or both of Adamis’ 2006 and 2008 private placement memoranda. On June 28, 2011, the court issued an order denying the plaintiffs’ motion for class certification on the grounds that (1) plaintiffs failed to meet their burden to show that there are common issues of fact to certify the class and (2) the individual plaintiffs were not adequate class representatives. Plaintiffs have appealed the court’s order denying class certification. The Company filed a motion for summary judgment on March 28, 2012. In June 2013, the Company and plaintiffs have entered into preliminary settlement negotiations.

The litigation fees and costs have been submitted to our insurance carrier who has agreed to pay the fees and costs pursuant to the terms of our insurance policy, subject to a reservation of rights letter.

Agape World, Inc.

Agape World, Inc. is a company involved in an involuntary bankruptcy proceeding filed in 2009. Its principal, Nicholas Cosmo, was indicted on many counts of wire fraud and other claims, based on allegations that he operated a Ponzi scheme through Agape and other entities.  Mr. Cosmo pled guilty in 2010 and to the Company’s knowledge is serving his sentence in prison.  More than three years before the date of this Report on Form 10-K, the bankruptcy trustee of Agape contacted Adamis by telephone, asserting that Agape World paid $1 million to Adamis for 2 million shares of common stock of Adamis, but that the stock was issued not to Agape World but instead to Mr. Cosmo, a principal of Agape World, and claiming that this constituted a fraudulent transfer. The Company believes that the trustee has recovered the stock from the principal. The Company responded to the trustee denying any fraudulent transfer or any other basis for a claim by the trustee. There has been no further communication between the trustee and Adamis for more than three years, and no suit or any action has been filed against Adamis. Management believes that the trustee has no basis for any fraudulent transfer or other claims against Adamis. Due to the limited nature of discussions with Agape, the early stage of this matter and the facts in this case, the outcome of this matter cannot be determined at this time.

The litigation described in this section could divert management time and attention from Adamis, could involve significant amounts of legal fees and other fees and expenses. An adverse outcome in any such litigation could have a material adverse effect on Adamis.

NOTE 10:                   LICENSING AGREEMENTS

On July 28, 2006, the Company entered into a nonexclusive, royalty free license agreement with an entity for the technology used to research and develop new viral therapies, and an exclusive royalty-bearing license requiring a small percentage of revenue received by the Company on future products developed and sold with a payment cap of $10,000,000. The Company paid the entity an initial license fee and granted one of the entity’s officers the right to purchase 1,000,000 shares of common stock of the Company at price of $0.001 pursuant to a separate stock purchase agreement. The Company also granted the entity a royalty-free non-exclusive license to use any improvements made on the existing technology for research purposes only. The Company and the entity have the right to sublicense with written permission of each party. In the event that the entity sublicenses or sells the improved technology to a third party, then a portion of the total payments, to be decided by mutual agreement, will be due to the Company.

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

Total milestone payments are not to exceed $900,000 and can only be paid one time and will not repeat for subsequent products. At March 31, 2013 and 2012, no milestones have been achieved.

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

On September 22, 2006, the Company entered into an agreement with an entity to manufacture an influenza vaccine for the Company. The agreement requires the Company to pay $70,000 upon commencement of the project, followed by monthly payments based upon services performed until the project is complete. No product has been manufactured and no payments have been made as of March 31, 2013. Once the project begins, the total payments will aggregate $283,420. The project has an open ended start time. Adamis may terminate the agreement upon notice to the other party, other than reimbursing the other party for non-cancellable materials and supplies ordered, and work in progress, through the date of the termination.

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

Under the agreements, with respect to sublicenses granted by the Company, the Company is to pay WARF according to the following schedule:

1.
Forty percent (40%) of amounts received under each agreement entered into before an Investigational New Drug (“IND”) application is filed by the Company with the Federal Drug Administration (“FDA”) for a Product made a subject of the sublicense.

2.	Thirty percent (30%) of amounts received under each agreement entered into after the filing of an IND under item (1) above until completion of a Phase 1 clinical trial by the Company for that Product.

3.	Twenty-five percent (25%) of amounts received under each agreement entered into after completion of item (2) above until completion of a Phase II clinical trial by the Company for that Product.

4.	Twenty percent (20%) of amounts received under each agreement entered into after completion of item (3) above until a New Drug Application (“NDA”) has been approved by the FDA for that Product.

5.	Ten percent (10%) of amounts received under each agreement entered into after the NDA has been approved by the FDA for that Product.

Milestone Payments are outlined below:

1.	$25,000 upon the filing of the first IND or comparable regulatory filing for a human therapeutic Product.

2.	$150,000 upon the enrollment of its first patient under a Phase II clinical trial for the first human therapeutic Product.

3.	$200,000 upon the enrollment of its first patient under a Phase III clinical trial for the first human therapeutic Product.

4.	$250,000 for the first NDA or comparable regulatory approval for a human therapeutic Product.

These milestone payments occur only once for each of the compounds

On April 18, 2011, the Company entered into an agreement with The Regents of the University of California (University) and the Dana-Farber Cancer Institute, Inc. (DFCI) to acquire the Telomerase Reverse Transcriptase as Antigen for Immunization in Cancer.  The term of the agreement expires with the last expiration of the last patent covered by the license.

Under the agreement, with respect to sublicenses granted by the Company, the Company is to pay the University and DFCI according to the following schedule:

1.           A license issue fee of $10,000, within thirty (30) days after the effective date.

2.           License maintenance fees of $10,000 per year and payable on the first through third anniversary of theeffective date and $20,000 annually thereafter on each anniversary until commercially selling a licensedproduct.

3.           Milestone payments in the amounts payable according to the following schedule or events:

(i)	$25,000 upon dosing of 50% of the patients expected to be enrolled for a Phase I clinical trial for the first indication (if such a trial is needed) of a licensed product;

(ii)	$25,000 upon the filing of an IND for the second indication of a licensed product;

(iii)	$100,000 upon dosing of the first patient and $150,000 upon dosing of the 40th patient in a Phase II clinical trial for the first indication of a licensed product;

(iv)	$250,000 upon dosing of the first patient for a Phase II clinical trial for the second indication of a licensed product;

(v)	$600,000 upon dosing of the first patient for a Phase III clinical trial for the first indication of a licensed product;

(vi)	$600,000 upon dosing of the first patient for a Phase III clinical trial for the second indication of a licensed product;

(vii)	$1,000,000 upon receipt of US regulatory approval for each indication of a licensed product.

4.	An earned royalty of two percent (2%) on net sales of licensed products as defined in the agreement.

In addition, the Company will reimburse the University and DFCI for past and future patent costs as outlined in the agreement.

During the years ended March 31, 2013 and 2012, the Company paid license fees and reimbursed patent defense costs related to this agreement of approximately $7,900 and $46,200, respectively.

NOTE 11:	COMMITMENTS AND CONTINGENCIES

In addition to the matters described in Note 9, the Company may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Office Lease

In April 2011, the Company leased approximately 2,400 square feet of office space in San Diego, California. The term of the lease is three years. The rent for the remaining 10 months is $55,283. There are no options to extend the lease term. Total rent expense was $64,948 and $71,050 for the years ended March 31, 2013 and 2012, respectively.

NOTE 12:	CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

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

On August 1, 2011, the Company entered into a consulting agreement with a consultant to assist the Company in the evaluation of potential product and technology candidates and related product financing structures and arrangements, and the development of the Company’s general business plan. As compensation, the Company issued 250,000 shares of its common stock, with a value of $60,000. The value was capitalized and was amortized over the five-month term of the agreement.

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

On April 2, 2012, the Company issued 1,000,000 shares of common stock to Gemini as part of the $1,000,000 Gemini Note transaction as described in Note 7 above.

On June 11, 2012, the Company issued 500,000 shares of common stock to G-Max as part of the $500,000 note transaction described in Note 7 above.

On June 11, 2012, the Company issued 500,000 shares of common stock to Gemini as part of the $500,000 note transaction described in Note 7 above.

On October 25, 2012, the Company issued 176,000 shares of common stock to G-Max as part of the $588,000 note transaction described in Note 7 above.

During the quarter ended December 31, 2012, Gemini converted its April 2012 note into common stock, and the Company issued 4,293,370 shares in conversion of the $1,000,000 principal and interest of $73,343.

On December 28, 2012, the Company issued 100,000 shares of common stock to a consultant for services to be provided through December 2013.

On December 31, 2012, the Company issued 600,000 shares of common stock to a private investor as part of the $600,000 note transaction as described in Note 7 above.

On January 18, 2013, G-Max converted its June 2012 note into common stock, and the Company issued 913,384 shares in conversion of the $500,000 principal and interest of $2,361.

During the year ended March 31, 2013, the Company issued 411,473 shares of common stock to warrant holders for various strike prices ranging from $0.20 to $0.30. The exercised warrants were cashless conversions.

NOTE 13:	STOCK OPTION PLANS, SHARES RESERVED AND WARRANTS

The Company has a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2009 Plan provides for the grant of performance cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 7,000,000 shares. The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. On January 1, 2013 and 2012, the number of shares reserved for this issuance increased by 5,175,731 and 4,656,698 respectively, aggregating to 23,239,344 at March 31, 2013.

On August 20, 2010 the Company granted 3,150,398 options to a number of its employees to purchase the Company’s common stock. The stock options have an exercise price of $0.27 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. 2,525,000 of the stock options vest over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the option and 625,398 of the stock options immediately vest. The Company estimated that the stock options have a fair market value of $0.12 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 31.675%, a risk-free interest rate of 2.6% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 0%. The Company recorded stock based compensation expense of $125,465 and a reduction of accrued expenses of $1,068,786 related to such stock options for the year-ended March 31, 2011. Stock based compensation expense related to these options was $101,000 for each of the years ended March 31, 2013 and 2012.

On January 12, 2011, the Company added a board member, who was granted a stock option by the Company to purchase up to 50,000 shares of common stock. The stock option has an exercise price of $0.21 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. The stock option vests over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the option. The Company estimated that the stock option has a fair market value of $0.10 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 30.865%, a risk-free interest rate of 3.4% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 0%. The Company recorded stock based compensation expense of $832 related to such stock options for each of the years ended March 31, 2013 and 2012.

On February 10, 2011, the Company added two board members, who were granted stock options by the Company to purchase up to 100,000 shares of common stock. The stock options have an exercise price of $0.20 per share, which was equal to the fair market value of the Company’s common stock on the date of the grant. The stock options vest over a period of three years from the date of the grant, and expire on the 10th anniversary of the grant date of the options. The Company estimated that the stock options have a fair market value of $0.10 per share using the Black-Scholes valuation model. Management’s assumptions included in the model were volatility of 30.865%, a risk-free interest rate of 3.7% based on the 10-year Treasury Rate at the date of the grant and no dividends. The Company estimated a forfeiture rate of 0%. The Company recorded stock based compensation expense of $1,668 related to such stock options for each of the years ended March 31, 2013 and 2012.

On July 11, 2011, the Company entered into a consulting agreement with a consultant to assist the Company in researching its markets and analyzing its opportunities. As part of the compensation, the consultant received a warrant to purchase 300,000 shares of common stock, with an exercise price of $0.22 and a term of five years. The value of the warrants was $21,000.

On September 12, 2011, the Company issued options to purchase 1,575,000 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.19 per share. One-third of the options vest immediately, and the options become exercisable with respect to the remaining shares over a period of two years. These options were valued using the Black-Scholes option pricing model during the quarter ended September 30, 2011; the expected volatility was approximately 31% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $126,000.  The Company recorded stock based compensation expense of $42,000 and $66,500 for the years ended March 31, 2013 and 2012, respectively.

On September 13, 2011, the Company issued options to purchase 105,000 shares of common stock to the independent directors of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.18 per share. The options become exercisable with respect to 1/36 of the shares monthly over a period of three years. These options were valued using the Black-Scholes option pricing model during the quarter ended September 30, 2011; the expected volatility was approximately 31% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $8,400.  The Company recorded stock based compensation expense of $2,800 and $1,633 for the years ended March 31, 2013 and 2012, respectively.

On October 11, 2012, the Company issued options to purchase 105,000 shares of common stock to the independent directors of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.75 per share. The options become exercisable with respect to 1/36 of the shares monthly over a period of three years. These options were valued using the Black-Scholes option pricing model during the quarter ended December 31, 2012; the expected volatility was approximately 29% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $32,550.  The Company recorded stock based compensation expense of $5,424 for the year ended March 31, 2013.

On March 6, 2013, the Company issued options to purchase 1,388,184 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $0.67 per share. The options vest monthly in equal amounts over 36 months. These options were valued using the Black-Scholes option pricing model during the quarter ended March 31, 2013; the expected volatility was approximately 29% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $388,691.  The Company recorded stock based compensation expense of $10,783 for the year ended March 31, 2013.

The following summarizes the stock option activity for the years ended March 31, 2013 and 2012 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Non-Plan Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Balance as of April 1, 2011	3,550,398	$0.26	9.34 years	100,714	$41.27	2.61 years
Options Granted	1,680,000	$0.19	9.24 years	—		—
Options Exercised	—		—	—		—
Options Canceled	—		—	—		—

Balance as of March 31, 2012	5,230,398	$0.24	8.69 years	100,714	$41.27	1.60 years

Options Granted	1,493,184	$0.68	9.91 years	—		—
Options Exercised	—		—	—		—
Options Canceled	—		—	—		—

Balance as of March 31, 2013	6,723,582	$0.34	8.18 years	100,714	$41.27	0.60 years

Exercisable at March 31, 2013	4,653,437	$0.25	7.69 years	100,714	$41.27	0.60 years

The Company has reserved shares of common stock for issuance upon exercise at March 31, 2013 as follows:

Warrants	1,800,505
Non-Plan Stock Options	100,714
2009 Equity Incentive Plan	23,239,344
Total Shares Reserved	25,140,563

The weighted-average grant-date fair value of stock options granted during the years ended March 31, 2013 and 2012 was approximately $1,021,000 and $317,000, respectively.

At March 31, 2013 and 2012, there was approximately $479,000 and $222,000, respectively, of unrecognized compensation costs related to non-vested option awards.  The expense is expected to be recognized over a weighted average period of 2.88 years.

The expiration date of the Old Adamis Warrants was extended three years to November 15, 2015. The following summarizes warrants outstanding at March 31, 2013:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	4,105	$57.97 - $173.92	October 22, 2004	January 4, 2014
Investor Warrants	275,000	$0.30	September 15, 2010	September 15, 2015
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2015
Consultant Warrants	221,400	$0.20	January 29, 2010	January 25, 2015
Consultant Warrants	300,000	$0.22	July 11, 2011	July 11, 2016

Total Warrants	1,800,505

During the year 4,140 Biosyn warrants expired.  The strike price of the warrants were between $67.83 and $57.97.

On March 6, 2013, the Company issued restricted stock units (RSU's) of 726,019 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan.  The value of the award per share is $0.67.  A portion of the award vests on the first anniversary date of issuance with the remaining vesting monthly in equal amounts over 36 months.  The fair value of RSU's are $486,433. At March 31, 2013 none of the RSUs were vested and unrecognized compensation expense will be recognized over a weighted average period of approximately one year.

NOTE 14:                   INCOME TAXES

At March 31, 2013, the Company had net operating loss carry forwards of approximately $128 million and $56 million for federal and state purposes, respectively. The net operating loss carry forwards expire through the year 2031. At March 31, 2013, the Company also had research and development credit carry forwards of approximately $2.8 million and $200,000 for federal and state purposes, respectively. The federal credits expire through the year 2027 and the state credits expire through the year 2019. The Tax Reform Act of 1986 (the “Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carry forwards following certain ownership changes that could that could limit the Company’s ability to utilize these carry forwards. The Company most likely has experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carry forwards may be limited. Cellegy’s merger with Adamis as described in Note 1, may also impact the ability for the Company to utilize certain of its net operating loss carry forwards. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carry forwards for federal income tax purposes. The Company determined that the net operating loss carry forwards relating to Cellegy and Biosyn are limited due to the acquisitions, in 2009 and 2004 and has reflected the estimated amount of usable net operating loss carry forwards in its deferred tax assets below.

The benefit for income taxes from continuing operations consists of the following for the years ended March 31, 2013 and 2012:

	2013	2012

Current	$—	$—
Deferred	(2,707.000)	1,212,000

Total	(2,707.000)	1,212,000
Change in Valuation Allowance	2,707,000	(1,212,000)

Tax Benefit, net	$—	$—

At March 31, 2013 and 2012 the significant components of the deferred tax assets from continuing operations are summarized below:

	2013	2012

Net Operating Loss Carry forwards	$43,458,000	$40,945,000
Deferred Tax Assets	579,000	385,000

Net Deferred Tax Assets	44,037,000	41,330,000
Less Valuation Allowance	(44,037,000)	(41,330,000)

Net Deferred Tax Assets	$—	$—

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In addition to net operating loss carry forwards, differences are primarily attributable to stock compensation expense, depreciation of assets, and accruals.

We have determined at March 31, 2013 and 2012 that a full valuation allowance would be required against all of our operating loss carry forwards and deferred tax assets that we do not expect to be utilized by deferred tax liabilities.

The following table reconciles our losses from continuing operations before income taxes for the years ended March 31, 2013 and 2012.

		2013	2012

Net (Loss)		$(7,195,000)	$(4,915,000)

Permanent Differences:

Non-Cash Interest		—	1,000
Meals and Entertainment		2,000	4,000
		$(7,193,000)	$(4,910,000)

Federal Statutory Rate	34.00%	$(2,446,000)	$(1,671,000)
State Income Tax, net of Federal Tax	3.63%	(261,000)	(178,000)

Permanent Differences	37.63%	—	3,060,000
Change in Valuation Allowance		2,707,000	(1,211,000)

Expected Tax Benefit		$—	$—

NOTE 15:	SUBSEQUENT EVENTS

On April 5, 2013, the Company issued convertible promissory notes in the principal amount of $575,000 to private investors, and received gross proceeds of $575,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 12% per annum compounded monthly. All principal and interest on the note is due and payable on October 5, 2013. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.50 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock).  The conversion price is also subject to price anti-dilution adjustments. On June 28, 2013, the investors exercised their conversion features to convert a portion of the notes into shares of the Company's common stock.  A total of 208,000 shares were issued in the conversion of $104,000 of principal. The balance of the notes was paid from the net proceeds of the June 2013 private placement transaction described below.

On May 30, 2013, the Company issued common stock upon exercise of an employee stock option.  The employee utilized a cashless conversion of 94,442 options with a strike price of $0.19 and received 68,054 shares of common stock.

On June 21, 2013 the Company converted a warrant for a total of 145,800 shares. The strike prices was $.20 and the warrant was exercised by means of a cashless conversion with a value of $94,770.

On June 26, 2013, we completed a private placement financing transaction pursuant to which we issued the Secured Notes and common stock purchase warrants to purchase up to 13,004,316 shares of common stock, to a small number of institutional investors and received gross cash proceeds of $5,300,000, excluding transactions costs, fees and expenses.  The Secured Notes have an aggregate principal amount of $6,502,158, including $613,271 of principal amount resulting in the exchange of an outstanding convertible note for the Secured Notes and warrants.  The maturity date of the Secured Notes is December 26, 2013.  The Secured Notes are convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.50, subject to adjustment for stock splits, stock dividends and other similar transactions, and to possible price anti-dilution adjustments.  Our obligations under the Secured Notes and the other transaction agreements are guaranteed by our principal subsidiaries, and are secured by a security interest in substantially all of our assets and those of the subsidiaries, pursuant to a Security Agreement. The common stock purchase warrants have a term of five years and have an excercise price of $0.715 per share, subject to adjustment.