Form 10-K/A
period 2013-03-31
Adamis Pharmaceuticals Corp
filed 2013-07-26
CIK 887247

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2012 was $30,145,883.

At June 28, 2013, the Company had 104,704,046  shares outstanding.

Documents Incorporated by Reference: None

ADAMIS PHARMACEUTICALS CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED MARCH 31, 2013

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K/A is to amend Part III, Items 10-14 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which was filed with the U.S. Securities and Exchange Commission on July 3, 2013 (the “Original Report”), to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K.  The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2013 Annual Meeting of Stockholders.  The reference on the cover of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report is hereby deleted.  This report is limited in scope to the items identified above and should be read in conjunction with the Original Report. Except as may be expressly otherwise disclosed, this report does not reflect events occurring after the filing of the Original Report and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking” statements.  These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements include statements about our strategies, objectives and our future achievement. To the extent statements in this Annual Report on Form 10-K involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-K, including, without limitation, those discussion under “Item 1A. Risk Factors,” in “Item 1. Business” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

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

Information Regarding Board of Directors

Pursuant to our Bylaws, generally the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members. The ages, principal occupations, current directorships and any directorship held during the past five years, and certain other information with respect to the directors of the Company, are shown below as of July 26, 2013.

NAME	AGE	DIRECTOR SINCE	PRINCIPAL OCCUPATION/POSITION WITH ADAMIS
Dennis J. Carlo, Ph.D.	69	2009	President, Chief Executive Officer and Director
Kenneth M. Cohen	58	2011	Consultant, Director
Craig A. Johnson	51	2011	Consultant, Director
David J. Marguglio	43	2009	Senior Vice President of Corporate Development, Director
Tina S. Nova, Ph.D.	59	2011	President of Genoptix, Inc., Director

Dennis J. Carlo, Ph.D. Dr. Carlo became President, Chief Executive Officer and a director of the Company in April 2009 in connection with the closing of the merger transaction between Cellegy Pharmaceuticals, Inc. and Adamis Corporation, which was formerly known as Adamis Pharmaceuticals Corporation (“Old Adamis”); pursuant to the merger, Cellegy was the surviving corporation in the merger and changed its name to Adamis Pharmaceuticals Corporation. Dr. Carlo was a co-founder of Old Adamis and served as its President and Chief Executive Officer, and a director, from October 2006 to April 2009. From 2003 to 2006, he served as president of Telos Pharmaceuticals, a private biotechnology company, from 2003 to 2006. From 1982 to 1987, he served as Vice President of Research and Development and Therapeutic Manufacturing at Hybritech Inc., a pharmaceutical and life science company which was acquired by Eli Lilly & Co in 1985. After the sale to Lilly, Dr. Carlo, along with Dr. Jonas Salk, James Glavin and Kevin Kimberland, founded Immune Response Corporation, a public biotechnology company, where he served as its President and Chief Executive Officer from 1994 to 2002. Before then, he held various positions with life science companies, including Merck & Co. Dr. Carlo received a B.S. degree in microbiology from Ohio State University and has a Ph.D. in Immunology and Medical Microbiology from Ohio State University. In 1991 Dr. Carlo received the Ernst & Young entrepreneur of the year award.

Kenneth M. Cohen. Mr. Cohen has served as one of our directors since January 2011. He is an advisor to companies, entrepreneurs and investors in the life sciences area. He was a co-founder of publicly held Somaxon Pharmaceuticals and served as its President and Chief Executive Officer from August 2003 through December 2007 and continued as a director until June 2008. Previously, he was an independent advisor to various biotechnology and pharmaceutical companies, entrepreneurs and investors, including Synbiotics Corporation, Applied NeuroSolutions, Inc. and Highbridge Capital Management. From May 1996 to April 2001, he was President and Chief Executive Officer of Synbiotics Corporation, a veterinary diagnostics company. From March 1995 to February 1996, Mr. Cohen was Executive Vice President and Chief Operating Officer for Canji Incorporated, a human gene-therapy company, until its acquisition by Schering-Plough Corporation in February 1996. Prior to joining Canji, he was Vice President of Business Affairs at Argus Pharmaceuticals, Inc. and Vice President of Marketing and Business Development for LifeCell Corporation. Mr. Cohen began his career at Eli Lilly and Company in 1978, where, among many different responsibilities over ten years, he directed business planning for the Medical Instrument Systems Division and managed the launch of Prozac. He received an A.B. in biology and chemistry from Dartmouth College and an M.B.A. from the Wharton School of The University of Pennsylvania.

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

Dennis J. Carlo, Ph.D., brings his executive experience, including his experience in senior management positions at several companies in the life science industry including Immune Response Corporation, Hybritech Inc. and Merck & Co., his extensive knowledge of the markets in which we compete and intend to compete, and his deep knowledge of Adamis gained from his position as chief executive officer of the Company.

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

Committees of the Board

Our Board has the following three committees: (1) Audit Committee; (2) Compensation Committee; and (3) Nominating and Governance Committee. The members of each committee are Kenneth M. Cohen, Craig A. Johnson and Tina S. Nova, Ph.D. Mr. Johnson is Chair of the Audit Committee; Dr. Nova is Chair of the Compensation Committee; and Mr. Cohen is Chair of the Nominating and Governance Committee. Copies of the charter of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee were attached as appendices to the Company’s proxy statement filed with the SEC on August 28, 2012, for the annual meeting of stockholders held on October 10, 2012.

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

The Audit Committee meets with management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting. The Audit Committee discusses these matters with our independent registered public accounting firm and with appropriate financial personnel from Adamis. Meetings are held with participation from the independent registered public accounting firm. The independent registered public accounting firm is given unrestricted access to the Audit Committee. In addition, the Audit Committee reviews our budget and capital requirements, and reports its recommendations to the full Board for approval and to authorize action. The Audit Committee met and/or acted by written consent five times during the fiscal year ended March 31, 2013.

Director Nomination Procedures

The Nominating and Governance Committee is responsible for recommending to the Board the nominees for election as directors at any meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board. In making such recommendations, the committee will consider candidates proposed by stockholders. There have not been any material changes to the procedures by which stockholders of the Company may recommend nominees for election to the Board of Directors that have been implemented since the date of the description of those procedures in the Company’s proxy statement dated August 28, 2012, that was distributed to the stockholders in connection with last year’s 2012 annual meeting of stockholders.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company will provide any person, without charge, a copy of the Code. Requests for a copy of the Code may be made by writing to the Company at Adamis Pharmaceuticals Corporation, 11455 El Camino Real, Suite 310, San Diego, California 92130; Attention: Chief Financial Officer. The Company intends to disclose any amendment to, or a waiver from, a provision of such code of business conduct and ethics that relates to any element required to be included in the code of business conduct and ethics, through reports on Form 8-K filed with the SEC or by posting such information on its website, www.adamispharmaceuticals.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, named executive officers and beneficial owners of more than 10% of our Common Stock are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the SEC and the principal exchange upon which such securities are traded or quoted and to furnish us with copies of the reports. Other than as set forth below or as disclosed in last year’s definitive proxy statement for our 2012 annual meeting of stockholders, based solely on a review of the copies of such forms furnished to us, we believe that from April 1, 2012 to March 31, 2013, all Section 16(a) filing requirements applicable to our named executive officers, directors and greater than 10% holders of our Common Stock were in compliance.  On March 12, 2013, each of our directors and named executive officers filed a Form 4 reporting the award on March 6, 2013, under our 2009 Equity Incentive Plan, of options and restricted stock units, as follows:  Dr. Carlo, 535,982 options and 236,206 RSUs; Mr. Marguglio, 267,991 options and 118,103 RSUs; Mr. Hopkins, 187,594 options and 95,110 RSUs; each of Mr. Cohen and Dr. Nova, 19,776 RSUs; and Mr. Johnson, 22,575 RSUs.

Information Regarding Executive Officers

The names, ages, principal occupations during the past five years, and certain other information with respect to our executive officers are shown below as of July 26, 2013. To the extent that any named executive officer is also serving as a member of the Board, then such named executive officer’s biography is set forth under “Information Regarding Board of Directors” above.

Our executive officers are appointed by the Board.

Name	Age	Principal Occupation
Dennis J. Carlo, Ph.D.	69	Chief Executive Officer of the Company and Director
David J. Marguglio	43	Senior Vice President of Corporate Development and Director
Robert O. Hopkins	53	Vice President, Finance and Chief Financial Officer
Karen K. Daniels	60	Vice President of Operations
Thomas Moll, Ph.D.	48	Vice President of Research

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

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Adamis during fiscal year 2013 and 2012 to (i) each person who served as Adamis’ chief executive officer during fiscal 2013, (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2013 and whose total compensation for such year exceeded $100,000, and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of fiscal 2013, of which there were none (sometimes referred to collectively as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Dennis J. Carlo, Ph.D.	2013	$500,000		158,258	(3)	150,075	(1)	—	$19,471	(2)	$827,804
President and Chief Executive Officer	2012	$500,000		—		48,000	(1)	—	$15,515	(2)	$563,515

Robert O. Hopkins	2013	$225,000		63,724	(3)	52,526	(1)	—	$15,829	(2)	$357,079
Vice President, Chief Financial Officer	2012	$225,000		—		10,000	(1)	—	$11,446	(2)	$246,446

David J. Marguglio	2013	$250,000		79,129	(3)	75,037	(1)	—	$18,751	(2)	$422,918
Senior Vice President, Corporate Development	2012	$250,000		—		10,000	(1)	—	$15,515	(2)	$275,515

(1)
Reflects the grant date fair value for financial statement reporting purposes with respect to stock options granted during the years ended March 31, 2013 and 2012, respectively, calculated in accordance with applicable rules and regulations and authoritative guidance. For a discussion of assumptions used to estimate fair value, please see Note 13 to our financial statements in our Annual Report on Form 10-K for the year ended March 31, 2013. The actual amount ultimately realized from the equity awards will likely vary based on a number of factors, including, but not limited to, Adamis’ actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.  Each option is intended to be an incentive stock option.  Each option has a term of ten years from the grant date, subject to earlier termination of the term as provided in the Plan.  Reflects stock options granted on March 6, 2013 to the named executive officers to purchase shares of common stock, as follows:  Dr. Carlo, 535,982 shares; Mr. Hopkins, 187,594 shares; and Mr. Marguglio, 267,991 shares.  Each fiscal 2013 option had an exercise price equal to $0.67 per share.  For each 2013 award, the option vests at a rate of 1/36 per month becoming exercisable ratably monthly over a period of three years from the grant date.  Reflects stock options granted in fiscal 2012 to the named executive officers to purchase shares of common stock, as follows:  Dr. Carlo, 600,000 shares; Mr. Hopkins, 125,000 shares; and Mr. Marguglio, 125,000 shares.  Each option vested and became exercisable immediately on the grant date with respect to one-third of the shares covered by the option, with the remaining two-thirds of the option shares vesting and becoming exercisable ratably monthly over a period of two years from the grant date.  Each fiscal 2012 option had an exercise price equal to $0.19 per share.

(2)	For fiscal 2013 and 2012, reflects premiums paid by the Company on behalf of each of Messrs. Carlo, Marguglio and Hopkins for health, dental, and vision insurance.
(3)
Reflects restricted stock unit awards granted on March 6, 2013, with respect to the following numbers of shares of common stock:  Dr. Carlo, 236,206 shares (124,378 vesting March 6, 2014 and 111,828 vesting in three equal annual installments from the award date); Mr. Hopkins, 95,110 shares (55,970 vesting March 6, 2014 and 39,140 vesting in three equal annual installments from the award date); and Mr. Marguglio, 118,103 shares (62,189 vesting March 6, 2014 and 55,914 vesting in three equal annual installments on the anniversary of the award date).  The fair market value of the shares at the time of issuance was $0.67 per share. For a discussion of assumptions used to estimate fair value, please see Note 13 to our financial statements in our Annual Report on Form 10-K for the year ended March 31, 2013.

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at March 31, 2013, for each of our named executive officers.

	Option Awards							Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name
Dennis J. Carlo, Ph.D.	(1)	89,330	446,652		$0.67	3/5/2023
	(2)	600,000	—	—	$0.19	9/11/2021	(5)	124,378	$83,333	—	$—
	(3)	975,000	—		$0.27	8/20/2020	(6)	111,828	$74,925

Robert O. Hopkins	(1)	31,266	156,328		$0.67	3/5/2023
	(2)	125,000	—	—	$0.19	9/11/2021	(5)	55,970	$37,500	—	$—
	(3)	500,000	—		$0.27	8/20/2020	(6)	39,140	$26,224
	(4)	159,833	—		$0.27	8/20/2020

David J. Marguglio	(1)	44,665	223,326		$0.67	3/5/2023
	(2)	125,000	—	—	$0.19	9/11/2021	(5)	62,189	$41,667	—	$—
	(3)	550,000	—		$0.27	8/20/2020	(6)	55,914	$37,462

(1)
The options vest with respect to 1/36 monthly of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).

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

(4)	The options are fully vested and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(5)	The RSU's are fully vested at the end of one year and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(6)
The RSU's vest as to one-third of the shares subject to the RSU in three equal annual installments on the anniversary of the award date (subject to earlier termination upon the events described in the Plan or the applicable award agreement, including termination of employment).

There were no options or other derivative securities exercised in fiscal 2013 by our named executive officers. In addition, there were no shares acquired by our named executive officers upon the vesting of restricted stock.

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

The agreements provide for base compensation at the following annual rates: Dr. Carlo, $500,000; Mr. Marguglio, $250,000; and Mr. Hopkins, $225,000. Under the agreements, the officers are eligible to participate in benefit programs that are routinely made available to executive officers, including any executive stock ownership plans, profit sharing plans, incentive compensation or bonus plans, retirement plans, Company-provided life insurance, or similar executive benefit plans maintained or sponsored by the Company.

Except with respect to titles, salary amounts, and severance and benefit periods following certain kinds of employment terminations or change of control events, the agreements are similar in all material respects.

The agreements are terminable at any time by either party. If the Company terminates the officer’s employment at any time, the officer will be entitled to receive any unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which the officer is entitled by virtue of the officer’s past employment with the Company. The agreements provide that if the officer’s employment is terminated without cause (as defined in the employment agreements), the officer will be entitled to receive severance payments at the officer’s then-annual base salary for the following periods from the date of termination: Dr. Carlo, 18 months; and Messrs. Marguglio and Hopkins, nine months. These payments will be accelerated in the event of a change of control transaction. The officers would also receive continued medical, dental and vision benefits pursuant to COBRA at the Company’s expense for such periods (or until the officer becomes employed full-time by another employer). In addition, in the event of a termination without cause, a number of unvested stock options will accelerate, vest and be exercisable in full as if the officer had remained employed during the severance periods described above, and all options will remain exercisable for a period of one year after the date of termination. The agreements also provide that if officer is terminated without cause or the officer terminates the officer’s employment for good reason (as defined in the employment agreements), in each case within 90 days before a change in control or within 13 months after the date of a change in control, the officer will also be entitled to receive the severance and medical benefits described above. Good reason is defined in the agreements to include events such as material reduction in base salary or responsibilities and duties or required relocation out of the San Diego area. In addition, in the event of a change in control, all unvested options held by the officer will accelerate and be exercisable in full and any unvested shares will vest in full. The Company’s obligation to pay the severance benefits described above is conditioned on the officer’s timely execution of a general release of claims. Upon termination of employment by reason of death or disability, any options that are vested and exercisable on the termination date will remain exercisable for 12 months after the date of cessation of service.

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

Pursuant to its charter, the Compensation Committee may engage the services of outside advisors, experts, and others to assist them. During fiscal 2013, the Compensation Committee did not engage the services of outside advisors, experts or others to assist in setting director compensation.

The following table shows amounts earned by each director during the fiscal year ended March 31, 2013, other than Dr. Carlo and Mr. Marguglio, who are named executive officers and received no additional compensation for their services as a director.

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(4)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Kenneth M. Cohen	$38,000	13,250	$10,850	—	—	—	$62,100
Craig A. Johnson	$43,000	15,125	$10,850	—	—	—	$68,975
Tina S. Nova, Ph.D.	$37,000	13,250	$10,850	—	—	—	$61,100

(1)	Reflects the amount of fees earned during the year ended March 31, 2013.
(2)
Amounts reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the year ended March 31, 2013, calculated in accordance with applicable rules and regulations and authoritative guidance. The assumptions used for these calculations are included in Note 13 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed July 3, 2013 with the SEC. Represents options awarded to each of Mr. Cohen, Mr. Johnson and Ms. Nova to purchase 35,000 shares of common stock. The exercise price of the options is $0.75 per share. The options have a term of ten years and vest and become exercisable as to 1/36 of the option shares per month over a period of three years.

(3)	The aggregate number of option awards outstanding at March 31, 2013, for each of Mr. Cohen, Mr. Johnson and Dr. Nova, was 120,000.
(4)
Amounts reflect the grant date fair value for financial statement reporting purposes with respect to restricted stock unit awards granted during the year ended March 31, 2013.  The fair market value of the stock on the day of the award was $0.67 per share.  The restricted stock units represent a contingent right to receive 19,776, in the case of Mr. Cohen and Dr. Nova, and 22,575 in the case of Mr. Johnson, shares of common stock, vesting on March 6, 2014.

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

The following table sets forth information, as of July 15, 2013 (the “Table Date”), regarding beneficial ownership of the Common Stock to the extent known to us, by (i) each person who is a director or a nominee for director; (ii) each named executive officer in the Summary Compensation Table; (iii) all directors and named executive officers as a group; and (iv) each person who is known by us to be the beneficial owner of 5% or more of the outstanding Common Stock. Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

The share numbers and percentages in the table below are based on 104,876,409 shares of common stock outstanding.

Directors	Shares Beneficially Owned (1)		Percent
Dennis J. Carlo, Ph.D.	9,582,330	(2)	9.0
Kenneth M. Cohen	131,250	(3)	*
Craig A. Johnson	80,556	(4)	*
David J. Marguglio	4,134,569	(5)	3.9
Tina S. Nova, Ph.D.	80,556	(6)	*
Other Named Officers
Robert O. Hopkins	1,686,849	(7)	1.6
Other Beneficial Owners (8)
Eses Holdings (FZE)	29,975,067	(8)	28.6

All Adamis directors and named officers as a group (6 persons)(9)	15,696,110		14.5

*	Less than 1%.
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

(2)
Includes 7,818,000 shares of Common Stock owned of record, 100,000 shares of Common Stock held of record by a family member and beneficially owned by Dr. Carlo, and 1,664,330 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 446,652 shares of Common Stock underlying options, which become exercisable over time after such period.

(3)
Includes 50,000 shares of Common Stock owned of record by the Cohen-Salsitz family trust and 81,250 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 24,306 shares of Common Stock underlying options which become exercisable or vest over time after such period.

(4)
Includes 0 shares of Common Stock owned of record and 80,556 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 24,306 shares of Common Stock underlying options, which become exercisable over time after such period.

(5)
Includes 3,414,904 shares of Common Stock owned of record and 719,665 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 223,326 shares of Common Stock underlying options, which become exercisable or vest over time after such period.

(6)
Includes 0 shares of Common Stock owned of record and 80,556 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 24,306 shares of Common Stock underlying options, which become exercisable over time after such period.

(7)
Includes 870,750 shares of Common Stock owned of record and 816,099 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 156,328 shares of Common Stock underlying options which become exercisable or vest over time after such period.

(8)
Based on an Amendment No. 1 to Schedule 13D filed on behalf of Eses Holdings (FZE) with the SEC on July 5, 2011. The address for Eses Holdings (FZE) is Sharjah Airport International Free Zone, Executive Suite, P.O. Box 9366, Sharjah, United Arab Emirates. Includes 29,975,067 shares held directly.

(9)	Includes 3,442,455 shares of Common Stock issuable upon the exercise of options as of or within 60 days after the Table Date.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2013, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	7,449,601	$.34	11,439,742
Equity compensation plans not approved by security holders	1,800,505	$.77
TOTAL	9,250,106		11,439,742

(1)	Excludes shares issuable upon exercise of restricted stock units, which do not have an exercise price.
(2)
Under the Company’s 2009 Equity Incentive Plan, the number of shares available for issuance under the plan increases automatically on January 1st of each year in an amount equal to the lesser of (i) five percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser number of shares of Common Stock determined by the board of directors before the start of a calendar year for which an increase applies.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the matters described below, and other than compensation to, and transactions with, our directors and executive officers as disclosed in Item 11 above entitled “Executive Compensation,” which disclosures are incorporated herein by reference, to our knowledge, other than as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or were to be a party, in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at the end of our last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

On April 2, 2012, we completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd. ("Gemini") pursuant to a securities purchase agreement. We issued a 10% Senior Convertible Note (the “Gemini April Note”) in the aggregate principal amount of $1.0 million and 1,000,000 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses. Interest on the Gemini Note payable at a rate of 10% per annum and was payable on the maturity date.    During the third quarter of fiscal 2013 the Gemini April note and accrued interest of approximately $73,000 was converted at $0.25 per share into 4,293,370 shares of common stock before its maturity date and is no longer outstanding.

On June 11, 2012, we completed the closing of a private placement financing transaction with Gemini. We issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 and 500,000 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses. As amended, the maturity date was July 11, 2013.   As we have previously reported on a Form 8-K, on June 26, 2013, we completed a private placement financing transaction with a small number of accredited institutional investors, pursuant to which we issued Secured Convertible Promissory Notes (“Notes”) and common stock purchase warrants (the “Warrants”).  The Notes are convertible into shares of Common Stock at an initial conversion price of $0.50 per share. The Warrants entitle the holder to purchase a number of shares equal to the number of shares into which the Note issued to the holder is initially convertible, at an exercise price of $0.715 per share.  In connection with the transaction, Gemini purchased Notes and Warrants in exchange for all amounts owed under its June 2012 Note, which is no longer outstanding, and received a Note with a principal amount of $613,271 and related Warrants.  The maturity date of the Notes is December 26, 2013.  Our obligations under the Notes and the other transaction documents are guaranteed by our principal subsidiaries and, pursuant to a Security Agreement entered into with the investors, are secured by a security interest in substantially all of our assets and those of our principal subsidiaries.

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

Audit Fees

The following table sets forth fees billed to us by Mayer Hoffman McCann PC, our independent registered public accounting firm during the years ended March 31, 2013 and 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered, including review of registration statements that the Company filed with the SEC and similar matters.

	Fiscal 2013	Fiscal 2012
Audit Fees	$119,240	$103,308
Audit Related Fees	—	—
Tax Fees	13,915	11,000
All Other Fees	—	4,892
Total Fees	$133,155	$119,200

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. The Audit Committee periodically will revise the list of pre-approved services, based on subsequent determinations. The Audit Committee delegates pre-approval authority to its chairperson and may delegate such authority to one or more of its members, whose activities are reported to the Audit Committee at each regularly scheduled meeting. All fees reported under the headings Audit fees and expenses, Audit-related fees and expenses, Tax fees and All other fees above for fiscal 2013 and 2012 were approved by the Audit Committee, or by the entire Board functioning as the audit committee, before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions. Accordingly, none of the fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

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

ADAMIS PHARMCEUTICALS CORPORATION

Dated: July 26, 2013	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer	July 26, 2013
Dennis J. Carlo	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance, Chief Financial	July 26, 2013
Robert O. Hopkins	Officer and Secretary

Directors:

/s/ *	Director	July 26, 2013
David J. Marguglio

/s/ *	Director	July 26, 2013
Kenneth M. Cohen

/s/ *	Director	July 26, 2013
Tina S. Nova, Ph.D.

/s/ *	Director	July 26, 2013
Craig A. Johnson

* By:	/s/ ROBERT O. HOPKINS
Robert O. Hopkins
Attorney-in-fact