Form 10-Q
period 2013-09-30
Adamis Pharmaceuticals Corp
filed 2013-11-13
CIK 887247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 4, 2013, was 104,876,409.

ADAMIS PHARMACEUTICALS, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013
ASSETS	(Unaudited)	March 31, 2013
CURRENT ASSETS
Cash	$119,579	$—
Prepaid Expenses and Other Current Assets	55,100	64,347
Non-refundable Deposit	3,000,000	—
Debt Issuance Cost	347,986	286,582
Total Assets	$3,522,665	$350,929
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$2,335,177	$2,431,919
Accrued Other Expenses	562,322	754,709
Accrued Bonuses	101,436	101,436
Conversion Feature Derivative, at fair value	381,026	162,456
Down-round Protection Derivative, at fair value	730,843	50,545
Warrant Derivative, at fair value	377,126	—
Warrant Down-round Protection Derivative, at fair value	771,156	—
Convertible Notes Payable, net	561,295	982,997
Secured Convertible Prommisory Notes, net	2,456,393	—
Other Notes Payable	97,683	97,683
Notes Payable to Related Party	81,232	97,122
Total Liabilities	8,455,689	4,678,867

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares
Authorized; Issued and Outstanding-None	—	—
Common Stock – Par Value $.0001; 200,000,000 Shares Authorized;
110,104,597 and 109,656,180 Issued, 104,876,409 and 104,427,992 Outstanding, Respectively	11,011	10,966
Additional Paid-in Capital	34,112,775	33,643,449
Accumulated Deficit	(39,051,581)	(37,977,124)
Treasury Stock - 5,228,188 Shares, at cost	(5,229)	(5,229)
Total Stockholders' (Deficit)	(4,933,024)	(4,327,938)
	$3,522,665	$350,929

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$—	$—	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	762,078	429,742	1,277,322	1,047,108
RESEARCH AND DEVELOPMENT	194,954	421,403	419,470	528,760
Loss from Operations	(957,032)	(851,145)	(1,696,792)	(1,575,868)

OTHER INCOME (EXPENSE)
Interest Expense	(2,777,575)	(579,330)	(3,182,459)	(874,295)
Change in Fair Value Derivative Liabilities	(244,198)	(105,636)	(203,653)	(77,036)
Change in Fair Value of Conversion Feature Liability	2,542,344	678,636	2,603,981	(1,056,673)
Change in Fair Value of Warrants Liability	1,404,466	—	1,404,466	—
Total Other Income (Expense)	925,037	(6,330)	622,335	(2,008,004)

Net (Loss)	$(31,995)	$(857,475)	(1,074,457)	$(3,583,872)

Basic and Diluted Gain (Loss) Per Share	$—	$(0.01)	$(0.01)	$(0.04)

Basic and Diluted Weighted Average Shares Outstanding	104,875,832	98,293,417	104,659,058	97,743,066

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,074,457)	$(3,583,872)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Vesting of Options for Compensation	145,871	74,134
Change in Derivative Liabilities Fair Value	203,653	77,036
Change in Conversion Feature Liability Fair Value	(2,603,981)	(1,401,056,673
Change in Warrant Liability Fair Value	(1,404,466)
Amortization of Discount on Notes Payable	2,534,691	359,142
Amortization of Debt Issuance Costs	444,445	427,506
Amortization of Stock Issued for Services	35,500	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	(26,253)	(29,904)
Increase (Decrease) in:
Accounts Payable	(96,742)	(176,709)
Accrued Other Expenses	(140,443)	(137,036)
Net Cash (Used in) Operating Activities	(1,982,182)	(1,933,030)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments of Non-refundable deposit	(3,000,000)	—
Net Cash (Used in) Investing Activities	(3,000,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	5,875,000	2,000,000
Payment of Notes Payable	(471,000)	(40,000)
Cash Paid for Debt Issuance Costs	(286,349)	—
Payment of Notes Payable to Related Parties	(15,890)	(24,400)
Net Cash Provided by Financing Activities	5,101,761	1,935,600
Increase in Cash	119,579	2,570
Cash:
Beginning	—	7,519
Ending	$119,579	$10,089
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$208,667	$13,056

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Common Stock issued for Exercised Warrants and/or Options	$25	$41
Common Stock issued for Debt Issuance Cost	$—	$990,000
Note Payable Discounts from Deriviative and Convertible Feature Liabilities, and Warrants	$5,962,763	$539,764
Additional Paid-In Capital from Notes Payable Discount	$—	$172,727
Accrued Interest Applied to Principal Balance	$51,944	$—
Notes Payable Converted to Common Stock	$104,000	$—
Stock Based Compensation Expense	$145,871	$74,134
Warrants Issued for Debt Costs	$219,500	$—
Settlement of Derivative Liability though Modification of Note	$110,818	$—

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

 Liquidity and Capital Resources

Our cash and cash equivalents were $119,579 and $0 at September 30, 2013 and March 31, 2013, respectively.

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

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding.  Potential dilutive securities, which are not included in dilutive weighted averages shares for the three and six month periods ended September 30, 2013 and September 30, 2012  consist of outstanding stock options and other compensation arrangements (7,600,315 and 5,331,112, respectively), outstanding warrants (15,538,668 and 1,804,645, respectively), and  potential common stock to be issued upon conversion of  convertible debt (14,095,225 and  5,818,182, respectively).

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

The Warrants are exercisable for a period of five years from the date of issuance.  The exercise price of the Warrants is $0.715 per share, which was 110% of the closing price of the common stock on the day before the closing.  The Warrants provide for proportional adjustment of the number and kind of securities purchasable upon exercise of the Warrants and the per share exercise price upon the occurrence of certain specified events, and include price anti-dilution provisions which provide for an adjustment to the per share exercise price of the Warrants and the number of shares issuable upon exercise of the Warrants, if the Company issues common stock or common stock equivalents at effective per share prices lower than the exercise price of the Warrants, on terms similar in material respects to the anti-dilution provisions relating to the Secured Notes.

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

The Warrants with the embedded call option as of September 30, 2013 were valued using the Binomial Option Pricing Model. The average fair value of a single Warrant, including the call option, was $0.0290 per share and the average value of the Warrant anti-dilution reset feature was $0.0593per share as of September 30, 2013. As a result, the Company recorded a discount to the Notes for the warrant derivative and warrant down-round protection derivative totaling $1,148,282.  See Note 3.

The Secured Notes have a stated interest rate of 0% and were issued with an original issue discount of $539,395.  The effective annual interest rate of the note is 199.6%.

The total discount balance related to the Secured Notes resulting from anti-dilution provisions, the conversion features and warrants and original issue discount was $6,502,158 as of June 30, 2013, and is amortized to interest expense using the effective interest method: Amortization for the three months ended September 30, 2013 was $2,456,393.

In conjunction with the private placement financing transaction, the Company issued warrants to a private placements agent to purchase up to 844,444 shares of common stock.  The fair market value of the warrants at the time of issuance was $152,000 and was recorded as debt issuance costs.  The costs are being amortized to interest expense over the life of Secured Notes.  Amortization expense for the quarter ended September 30, 2013 was $76,415.  See Note 6.

Convertible Notes Payable

On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $600,000 and 600,000 shares of common stock to a private investor, and received gross proceeds of $600,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2013.  All unpaid principal and interest on the note was due and payable on September 30, 2013.  In connection with the June 26, 2013 private placement transaction, the maturity date of the note was extended to March 26, 2014.  At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $0.55 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The market value of the common stock on the date issued was $0.71 per share, for a total value of $426,000. Debt issuance cost of $426,000 was recorded as a result, and is being amortized over the term of the note. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $190,768 for the six month period ended September 30, 2013, and the remaining unamortized balance at September 30, 2013 was $95,814.

The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the market value of the common stock on the date the note was issued. The estimated value of the beneficial conversion feature was $174,545. The beneficial conversion feature is being amortized over the term of the note. This resulted in a charge to interest expense of $78,299 for the six month period ended September 30, 2013. At September 30, 2013, the net carrying value of the note was $561,295.

The effective annual interest rate of the note is 107% after considering the debt issuance cost and the beneficial conversion feature.

In connection with extending the maturity date of the convertible promissory note and for other considerations related to the June 26, 2013 private placement transaction, the Company issued warrants on June 26, 2013 to the December 31, 2012 note holder to purchase up to 375,000 shares of common stock.  The fair market value of the warrants at the time of issuance was $67,500 and was recorded as debt issuance costs.  The Company is amortizing the costs over the life of note.  Amortization expense for the six months ended September 30, 2013 was $23,724.  See Note 6.

     On April 5, 2013, we completed the closing of a private placement financing transaction with two investors pursuant to a Securities Purchase Agreement.  Pursuant to the purchase agreement, we issued 12% Convertible Debentures in the aggregate principal amount of $575,000, and received gross proceeds of $575,000, of which $67,000 was used to pay for transaction costs, fees and expenses.  Interest on the debentures was payable in the amount of 12% of the principal amount, regardless of how long the debentures remain outstanding.  Principal and interest was due and payable October 5, 2013.  The debentures were convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.50.  In June 2013, the note holders converted a portion of the notes into 208,000 shares of common stock, and $644,000 of the net proceeds from the Secured Note and warrant private placement transaction discussed below was used to redeem and pay the outstanding amounts due under the notes including $173,000 for interest.  As a result, the notes are no longer outstanding at September 30, 2013.

Other Notes Payable

On November 30, 2010, the Company entered into a note payable with a drug wholesaler related to sales returns in the amount of $132,741. The note bears interest at the prime rate, plus 2% (5.25% at September 30, 2013), and originally required monthly payments of $10,000. The note is currently due on demand. The outstanding balance on this note at September 30, 2013 and March 31, 2013 was $25,074.

On May 1, 2011, the Company entered into a non-interest bearing note payable with a drug wholesaler related to sales returns in the amount of $147,866. The note required monthly payments of $10,000 with a final payment of $7,866 due on July 15, 2012. The note is currently due on demand and now bears interest at 12% per annum.  The outstanding balance on this note at September 30, 2013 and March 31, 2013 was $72,609.

Notes Payable to Related Party

The Company had notes payable to a related party amounting to $81,232 at September 30, 2013, and $97,122 at March 31, 2013, respectively. The notes bear interest at 10%. Accrued interest related to the notes was $76,727 at September 30, 2013 and $72,655 at March 31, 2013, respectively.

Note 3: Derivative Liabilities and Fair Value Measurements

Accounting Standards Codification ("ASC") 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the conversion feature liability, warrant liability and related down-round provisions on the Gemini Notes II and Secured Notes should be treated as derivatives.  The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

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

            The Company estimated the original fair values of the embedded conversion and anti-dilution features of the Gemini Note II dated June 11, 2012 note to be $169,455 and $23,909, respectfully. The fair value of the embedded conversion and anti-dilution features were $162,456 and $50,545 at March 31, 2013, respectively. The fair value of the conversion feature at the exchange date of June 26, 2013 of $100,819 and the fair value of the anti-dilution feature for the same date of $10,000 were settled as part of the modification of the Gemini Note II in conjunction with the June 26, 2013 private placement financing transaction.  The gain on the conversion feature derivative is $61,637 and the gain on the down-round protection derivative is $40,545 for the three months ended June 30, 2013.  Since the note was exchanged with the Secured Notes in June no gain or loss was recorded in the second quarter.

Key assumptions at September 30, 2013 for the embedded converison and down round protection features include a volatility factor of 88.0%, a dividend yield of 0%, expected life of .25 years and a risk free interest rate of 0.02%.

The Company estimated the fair value of the embedded conversion feature derivative of the Secured Notes to be $0.0293 per share and the down-round protection derivative for the same notes is estimated at $0.0562. The number of potential conversion shares for the Secured Notes is 13,004,316. The carrying value of the conversion feature derivative at September 30, 2013 was $381,026 and the carrying value of the down-round protection derivative for the same date was $730,843.

Key assumptions at September 30, 2013 for the Warrants discussed in Note 2 include a volatility factor of 137.0%, a dividend yield of 0%, expected life of 4.75 years and a risk free interest rate of 1.39%.

The Company estimated the fair value of the Warrants, including call options, to be $0.0290 per share and the down-round protection derivative for the same warrants is estimated at $0.0593. The number of Warrants issued was 13,004,316. The carrying value of the Warrants with call options at September 30, 2013 was $377,126 and the carrying value of the down-round protection derivative for the same date was $771,156.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3)

		Convertible		Warrant
	Down-round	Feature	Warrant	Down-round
	Protection Derivative	Derivative	Derivative	Protection Derivative	Total

Balance, March 31, 2013	$(50,545)	$(162,456)	$—	$—	$(213,001)
Net Change in Fair Value	40,545	61,637	—	—	102,182
Settlement Through Modification of Gemini Note II	10,000	100,819	—	—	110,819
Fair Value at Issuance of Secured Notes	(641,113)	(2,923,370)	(1,781,592)	(616,688)	(5,962,763)
Balance at June 30, 2013	(641,113)	(2,923,370)	(1,781,592)	(616,688)	(5,962,763)
Net Change in Fair Value	(89,730)	2,542,344	1,404,466	(154,468)	3,702,612
Balance at September 30, 2013	$(730,843)	$(381,026)	$(377,126)	$(771,156)	$(2,260,151)

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3.  There were no changes in the valuation techniques during the quarter ended September 30, 2013.

	Fair Value at	Valuation
	9/30/2013	Technique	Unobservable Input	Range
Conversion Feature Derivative and Down-round Protection Derivative (combined)
	$1,111,869	Binomial Option Pricing Model	Probability of common stock issuance at prices less than conversion prices stated in agreements	80%

Warrant Derivative and Warrant Down-round Protection Derivative (combined)	$1,148,282	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	80%

Significant unobservable inputs for the derivative liabilities include the estimated probability of the occurrence of a down‐round financing during the term over which the related debt and warrants are convertible or exercisable and the estimated magnitude of the down‐round. These estimates which are unobservable in the market were utilized to value the anti-dilution features of the convertible debt and warrants as of September 30, 2013.

Note 4: License Agreement

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

Note 5: Common Stock

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

On July 3, 2013, the Company issued common stock upon exercise of an investor warrant. The investor utilized a cashless conversion of 50,000 warrants with a strike price of $0.30 and received 26,563 shares of common stock.

Note 6: Stock Option Plans, Shares Reserved and Warrants

On May 30, 2013, the Company issued common stock upon exercise of an employee stock option.  The employee utilized a cashless conversion of 94,442 options, discussed in Note 5.

On June 21, 2013, the Company issued common stock upon exercise of an investor warrant. The investor utilized a cashless conversion of 210,600 warrants, discussed in Note 5.

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

No options expired or were cancelled during the three months ended September 30, 2013. During the six months ended September 30, 2013, approximately 5,600 options were cancelled.  The options had an exercise price of $0.19.  During the three months ended September 30, 2013, 100,000 of investor warrants expired.  The warrants had an exercise price of $0.30.  During the six months ended September 30, 2013, 225,000 of investor warrants expired.  The warrants had an exercise price of $0.30.

On July 15, 2013, the Company issued a stock option to a new employee under the Company’s equity incentive plan to purchase up to 150,000 shares of common stock.  The option has a ten-year term.  The exercise price of the option is $0.51 per share.  The option was valued using a Black Scholes model.  The calculated fair value of the options was $73,500.

The Company recorded $145,871 of share based compensation expense during the six months ended September 30, 2013. The following summarizes outstanding stock options at September 30, 2013:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested
Non-Plan Stock Options	100,714	.10 Years	$41.27	100,714

2009 Equity Incentive Plan	6,773,582	5.44 Years	$0.34	5,398,706

 The following summarizes warrants outstanding at September 30, 2013:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	4,105	$57.97 - $173.92	October 22, 2004	January 4, 2014
Old Adamis Warrants	1,000,000	$0.50	November 15, 2007	November 15, 2015
Consultant Warrants	10,800	$0.20	January 29, 2010	January 29, 2015
2013 Private Placement	14,223,763	0.715	June 26, 2013	June 25, 2018
Consultant Warrants	300,000	$0.22	July 11, 2011	July 11, 2016

Total Warrants	15,538,668

At September 30, 2013, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	15,538,668
Non-Plan Stock Options	100,714
2009 Equity Incentive Plan	23,239,344
Total Shares Reserved	38,878,726

Note 7: Legal Matters

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

Note 8: Subsequent Events

As the Company has previously on a Report on Form 8-K filed with the Securities and Exchange Commission, effective October 30, 2013, the investors in the private placement financing Transaction described in Note 2 above, pursuant to action taken by a majority in interest of such investors, amended the transaction documents in certain respects, in the event that the Company completes a registered underwritten public offering or a registered direct public offering resulting in at least $10 million of gross proceeds to the Company (a “Qualified Offering”) before December 26, 2013.  The investors waived the right of first refusal provisions relating to the investors’ right to purchase shares in such a Qualified Offering.  The investors also waived the price anti-dilution provisions of the transaction documents with respect to such a Qualified Offering, including any adjustment to the Conversion Price of the Secured Notes which could otherwise result from such Qualified Offering, if such Qualified Offering is completed on or before December 26, 2013, and the right of any investor to convert the Secured Notes in connection with or after such a Qualified Offering if the price to the public of common stock sold in such Qualified Offering is at or below $0.59 per share; however, this waiver did not constitute a waiver of any adjustment to the Exercise Price of the Warrants resulting from the closing of a Qualified Offering on or before December 26, 2013.  Finally, the investors agreement that any election by an investor to accelerate or to convert an investor’s Secured Note in connection with a Qualified Offering before December 26, 2013, must be given three trading days, rather than two trading days, prior to the anticipated closing of such a Qualified Offering.

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

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2013 and 2012 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of September 30, 2013, we had approximately $119,000 in cash and equivalents, an accumulated deficit of approximately $39.1 million and substantial liabilities and obligations. We have limited cash reserves, liabilities that exceed our assets and significant cash flow deficiencies. Additionally, we will need significant funding in the short term to continue operations and for the future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates.

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

Results of Operations

Six Months Ended September 30, 2013 and 2012

Revenues. Adamis had no revenues during the six month periods ending September 30, 2013 and 2012, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $419,000 and $529,000 for the six months ending September 30, 2013 and 2012, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ending September 30, 2013 and 2012 were approximately $1,278,000 and $1,047,000, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional/consulting fees and employee salaries.

Other Income (Expense). Interest expense for the six month period ending September 30, 2013 and 2012 was approximately $(3,182,000) and approximately $(874,000), respectively. Interest consists primarily of interest expense in connection with various notes outstanding at September 30, 2013, and the amortization of debt issuance costs as well as the amortization of the discounts on the notes for the six months ended September 30, 2013. The increase in interest expense for the six month period ended September 30, 2013, in comparison to the same period for fiscal 2013 was due to the new notes payable entered into during the first quarter of fiscal 2014.  The change in fair value of the derivative liability for the period is approximately $(204,000) and the change in the fair value of the conversion feature is approximately $2,604,000. The change in fair value of warrants liability is approximately $1,404,000.  The June 26, 2013 notes contain full ratchet anti-dilution provisions and the corresponding changes in fair value are recorded in Other Income (Expense).

Three Months Ended September 30, 2013 and 2012

Revenues. Adamis had no revenues during the three month periods ending September 30, 2013 and 2012, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $195,000 and $421,000 for the three months ending September 30, 2013 and 2012, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ending September 30, 2013 and 2012 were approximately $762,000 and $430,000, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional/consulting fees and employee salaries.

Other Income (Expense). Interest expense for the three month period ending June 30, 2013 and 2012 was approximately $(2,778,000) and approximately $(579,000), respectively. Interest consists primarily of interest expense in connection with various notes outstanding at September 30, 2013, and the amortization of debt issuance costs as well as the amortization of the discounts on the notes for the three months ended September 30, 2013. The increase in interest expense for the three month period ended September 30, 2013, in comparison to the same period for fiscal 2013 was due to the new notes payable entered into during the first quarter of fiscal 2014. The change in fair value of the derivative liability for the period is approximately $(244,000) and the change in the fair value of the conversion feature is approximately $2,542,000.  The change in fair value of warrants liability is approximately $1,404,000.  The June 26, 2013 notes contain full ratchet anti-dilution provisions and the corresponding changes in fair value are recorded in Other Income (Expense).

Financial Position

     Total assets, all of which are classified as current, were approximately $3,523,000 at September 30, 2013, an increase of approximately $3,172,000 from March 31, 2013.  Liabilities, all of which are classified as current, exceed current assets by approximately $4,930,000 at September 30, 2013.

The most significant change in assets results from the payment of a $3,000,000 non-refundable deposit to initially license and acquire certain intellectual property and assets from 3M Company and 3M Innovative Properties Company.  See Note 4 to the condensed consolidated financial statements.

     The most significant change in liabilities results in the amortization of note payable discounts recorded in conjunction with the Secured Convertible Promissory Notes issued with the June 26, 2013 private placement transaction.  Amortization of these discounts was approximately $2,456,000.

Liquidity and Capital Resources

We have incurred net loss of approximately $1.1 million and $3.6 million for the six months ended September 30, 2013 and 2012, respectively. Since inception, and through September 30, 2013, we have an accumulated deficit of approximately $39.1 million. We have financed our operations principally through debt financing and through private issuances of common stock. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, out-licensing transactions, and/or collaborative agreements with corporate partners.

Net cash used in operating activities for the six months ended September 30, 2013 and 2012, was approximately $(2.0) million and $(1.9) million, respectively. We expect net cash used in operating activities to increase going forward as we engage in additional product research and development and other business activities, assuming that we are able to obtain sufficient funding.

Net cash used in investing activities for the six months ended September 30, 2013 and 2012 was $3,000,000 and $0, respectively.  Results for the six months ended September 30, 2013 represents the payment of the non-refundable deposit described in Note 4 to the condensed consolidated financial statements.

Net cash provided by financing activities was approximately $5.1 million and $1.9 million for the six months ended September 30, 2013 and 2012. Results for the six months ended September 30, 2013, were affected primarily by $5.3 million of proceeds received from the a private placement completed in June 2013 and the reduction of a promissory note from a related party.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013 have not significantly changed, and no additional policies have been adopted during the three months ended September 30, 2013.

Recent Accounting Pronouncements

See financial statements.

Off Balance Sheet Arrangements

At September 30, 2013, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, under the heading “Item 9A Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at September 30, 2013, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2014, we issued the securities described below without registration under the Securities Act of 1933, as amended.

On July 3, 2013, the Company issued common stock upon exercise of an investor warrant. The investor utilized a cashless conversion of 50,000 warrants with a strike price of $0.30 and received 26,563 shares of common stock.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Removed and Reserved.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	Exclusive License and Asset Purchase Agreement dated August 1, 2013, by and among the Company, 3M Company and 3M Innovative Properties Company (1)
10.2	Consent and Waiver dated October 31, 2013 (2)
10.3	Sublease dated as of March 12, 2011 between the Registrant and Whitney, Bradley & Brown, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Exhibits filed with the Registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2013.
(2)	Incorporated herein by reference to Exhibits filed with the Registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: November 13, 2013	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 13, 2013	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer