Form 10-Q
period 2013-12-31
Adamis Pharmaceuticals Corp
filed 2014-02-14
CIK 887247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

11682 El Camino Real, Suite 300, San Diego, CA 92130
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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of February 3, 2014, was 10,469,987.

ADAMIS PHARMACEUTICALS, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013
	(Unaudited)	March 31, 2013
ASSETS

CURRENT ASSETS
Cash	$4,674,162	$—
Prepaid Expenses and Other Current Assets	23,289	64,347
Debt Issuance Cost	66,369	286,582
	4,763,820	350,929

EQUIPMENT	500,000	—
INTANGIBLES	9,500,000	—

Total Assets	$14,763,820	$350,929

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$1,706,737	$2,431,919
Accrued Other Expenses	590,648	754,709
Accrued Bonuses	101,436	101,436
Conversion Feature Derivative, at fair value	—	162,456
Down-round Protection Derivative, at fair value	—	50,545
Warrant Derivative, at fair value	1,146,445	—
Warrant Down-round Protection Derivative, at fair value	360,220	—
Convertible Notes Payable, net	581,413	982,997
Other Notes Payable	97,683	97,683
Notes Payable to Related Party	81,232	97,122

Total Liabilities	4,665,814	4,678,867

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Issued and Outstanding-None	—	—
Common Stock – Par Value $.0001; 100,000,000 Shares Authorized; 10,219,528 and 6,450,634 Issued, 9,911,988 and 6,143,094 Outstanding, Respectively	1,022	645
Additional Paid-in Capital	54,683,024	33,653,770
Accumulated Deficit	(44,580,811)	(37,977,124)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)

Total Stockholders’ Equity (Deficit)	10,098,006	(4,327,938)

	$14,763,820	$350,929

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$—	$—	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	776,408	541,962	2,053,730	1,589,070
RESEARCH AND DEVELOPMENT	208,027	205,867	627,497	734,627

Loss from Operations	(984,435)	(747,829)	(2,681,227)	(2,323,697)

OTHER INCOME (EXPENSE)
Interest Expense	(5,298,282)	(845,098)	(8,480,740)	(1,719,393)
Change in Fair Value of Derivative Liabilities	1,141,779	(16,727)	938,126	(93,763)
Change in Fair Value of Conversion Feature Liability	381,026	(364,346)	2,985,007	(1,421,019)
Change in Fair Value of Warrants Liability	(769,319)	—	635,147	—
Total Other Income (Expense)	(4,544,796)	(1,226,171)	(3,922,460)	(3,234,175)

Net (Loss)	$(5,529,231)	$(1,974,000)	$(6,603,687)	$(5,557,872)

Basic and Diluted (Loss) Per Share	$(0.82)	$(0.34)	$(1.04)	$(0.96)

Basic and Diluted Weighted Average Shares Outstanding	6,741,175	5,810,423	6,351,650	5,769,549

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(6,603,687)	$(5,557,872)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:
Stock Issued for Interest	—	73,342
Vesting of Options for Compensation	191,486	113,923
Change in Derivative Liabilities Fair Value	(938,126)	93,763
Change in Conversion Feature Liability Fair Value	(2,985,007)	1,421,019
Change in Warrant Liability Fair Value	(635,147)	—
Amortization of Discount on Notes Payable	6,600,574	586,248
Amortization of Debt Issuance Costs	726,062	906,909
Amortization of Stock Issued for Services	47,333	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	(6,275)	(1,782)
Increase (Decrease) in:
Accounts Payable	(725,182)	(79,125)
Accrued Other Expenses	(112,117)	(98,121)

Net Cash (Used in) Operating Activities	(4,440,086)	(2,541,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(500,000)	—
Purchase of intangible assets	(9,500,000)

Net Cash (Used in) Investing Activities	(10,000,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	5,875,000	3,099,800
Payment of Notes Payable	(6,779,471)	(539,800)
Cash Paid for Debt Issuance Costs	(286,349)	—
Paymemt of Notes Payable to Related Parties	(15,890)	(24,400)
Proceeds from Issuance of Common Stock	22,134,000	—
Cash Paid for Common Stock Issuance Costs	(1,813,042)	—

Net Cash Provided by Financing Activities	19,114,248	2,535,600

Increase (Decrease) in Cash	4,674,162	(6,096)

Cash:
Beginning	—	7,519

Ending	$4,674,162	$1,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$1,170,105	$113,694

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Common Stock issued for Exercised Warrants and/or Options	$1	$2
Common Stock issued for Debt Issuance Cost	$—	$1,592,000
Note Payable Discounts from Deriviative and Convertible Feature Liabilities, and Warrants	$5,962,763	$539,764
Additional Paid-In Capital from Notes Payable Discount	$—	$347,272
Accrued Interest Applied to Principal Balance	$51,944	$—
Notes Payable Converted to Common Stock	$297,687	$1,000,000
Common Stock Issued for Interest	$—	$73,342
Stock Based Compensation Expense	$191,486	$113,923
Common Stock Issued for Prepaid Services	$—	$71,000
Additional Paid-In Capital resulting from reduction in derivative and conversion feature liabilities	$—	$1,840,000
Warrants Issued for Debt Costs	$219,500	$—
Settlement of Derivative Liability though Modification of Note	$110,819	$—

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

 Accounting Policies

Fixed Assets. Fixed assets are recorded at historical cost as of the date acquired, and depreciated on a straight line basis with useful lives ranging from 3-7 years.

Intangible Assets. Intangible assets, such as patents, consist of legal fees and other costs needed to obtain the patent. Acquired patents are recorded at purchase price as of the date acquired. Patents are amortized on a straight line basis through expiration.

Long - Lived Assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Liquidity and Capital Resources

Our cash and cash equivalents were $4,674,162 and $0 at December 31, 2013 and March 31, 2013, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop the Company’s product candidates. Management’s plans include seeking additional funding to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund its research and development projects. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted averages shares for the three and nine month periods ended December 31, 2013 and December 31, 2012 consist of outstanding stock options and other compensation arrangements (453,253 and 319,771, respectively), outstanding warrants (1,100,039 and 106,156, respectively), and potential common stock to be issued upon conversion of convertible debt (64,171 and 171,123, respectively).

Recent Accounting Pronouncement

On December 23, 2013, the Financial Accounting Standards Board (“FASB”) amended the Glossary of the Codification to include one definition of a public business entity for future use in U.S. GAAP. The definition of a public business entity will be used in considering the scope of new financial guidance and will identify whether the guidance does or does not apply to public business entities. The amendment does not affect existing financial reporting guidance and there is no actual effective date for this amendment. We do not expect this amendment to have a material impact on our consolidated financial statements.

Note 2: Reverse Stock Split and NASDAQ Listing

Effective December 12, 2013, the Company effected a 1-for-17 reverse stock split of its issued and outstanding stock. The effects of the reverse split have been applied retrospectively, and all share and per share amounts are shown post reverse split, unless otherwise noted. In addition, the number of authorized shares was reduced from 200,000,000 to 100,000,000. On December 13, 2013, the Company’s Common Stock began trading, on a post-reverse split adjusted basis, on the NASDAQ Capital Market under the symbol “ADMP.”

Note 3: Sale of Common Stock

On December 18, 2013, the Company completed an underwritten public offering of 3,720,000 shares of common stock at a public offering price of $5.95 per share, with gross proceeds to the Company of approximately $22,134,000 (before deducting underwriting discounts and commissions and other offering expenses of approximately $1,813,000, payable by the Company), pursuant to a registration statement, and a related registration statement filed pursuant to Rule 462 under the Securities Act of 1933, as amended, filed with and declared effective by the SEC.

Note 4: Notes Payable

10% Secured Convertible Note

 On June 11, 2012, the Company completed the closing of a private placement financing transaction with Gemini. The Company issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 (“Gemini Note II”) and 500,000 pre-reverse split shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses. The maturity date was originally nine months after the date of the note, but was extended to July 11, 2013 on the original maturity date. The Gemini Note II was convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $0.55 pre-reverse split, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini Note II. The conversion price was also subject to price anti-dilution adjustments (or down-round protection) providing that with the exception of certain excluded categories of issuances and transactions, if we issue equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini Note II, the conversion price of the Gemini Note II will be adjusted downward to equal the per share price of the new securities. The Company bifurcated the conversion option derivative from the debt. See Note 5. Our obligations under the Gemini Note II and the other transaction agreements were guaranteed by our principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc. The Gemini Note II, including accrued interest of $51,944, was exchanged for Secured Notes and Warrants as part of the Company’s June 26, 2013 private placement transaction, and is no longer outstanding.

Secured Convertible Promissory Notes

On June 26, 2013, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a small number of accredited institutional investors. Pursuant to a Subscription Agreement (the “Purchase Agreement”) and other transaction documents, we issued Secured Convertible Promissory Notes (“Secured Notes”) and common stock purchase warrants (“Warrants”) to purchase up to 764,960 shares of common stock (“Warrant Shares”), and received gross cash proceeds of $5,300,000, of which $286,349 was used to pay for transaction costs, fees and expenses. The Secured Notes had an aggregate principal amount of $6,502,158, including a $613,271 principal amount note issued to Gemini Master Fund Ltd. in exchange for its previously outstanding Gemini Note II, which is no longer outstanding. The maturity date of the Secured Notes was December 26, 2013. Our obligations under the Secured Notes and the other transaction documents were guaranteed by our principal subsidiaries and, pursuant to a Security Agreement entered into with the investors, were secured by a security interest in substantially all of our assets and those of the subsidiaries. The Secured Notes were convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $8.50. The conversion prices of the Secured Notes and the Warrants are subject to anti-dilution provisions providing that, with the exception of certain excluded categories of issuances and transactions, if we issue any shares of common stock or securities convertible into or exercisable for common stock, or if common stock equivalents are repriced, at an effective price per share less than the conversion price of the Secured Notes or the exercise price of the Warrants (as applicable), without the consent of a majority in interest of the investors, the conversion price of the Secured Notes and Warrants will be adjusted downward to equal the per share price of the securities issued or deemed issued in such transaction. The Company bifurcated the conversion feature derivative and down-round protection derivative from the debt, and recorded a discount totaling $3,564,483 as a result. See Note 5.

The Warrants are exercisable for a period of five years from the date of issuance. The exercise price of the Warrants was initially $12.155 per share, which was 110% of the closing price of the common stock on the day before the closing. The Warrants provide for proportional adjustment of the number and kind of securities purchasable upon exercise of the Warrants and the per share exercise price upon the occurrence of certain specified events, and include price anti-dilution provisions which provide for an adjustment to the per share exercise price of the Warrants and the number of shares issuable upon exercise of the Warrants, if the Company issues common stock or common stock equivalents at effective per share prices lower than the exercise price of the Warrants, on terms similar in material respects to the anti-dilution provisions relating to the Secured Notes.

Provided (i) there is an effective registration statement that covers resale of all of the Warrant Shares, or (ii) all of the Warrant Shares may be sold pursuant to Rule 144 upon cashless exercise without restrictions including without volume limitations or manner of sale requirements, each such event referred to as a Trigger Condition, the Company has the option to “call” the exercise of any or all of the Warrant, referred to as a Warrant Call, from time to time by giving a Call Notice to the holder, provided that the other conditions on the Company’s option to exercise a Warrant Call have been satisfied. The Company’s right to exercise a Warrant Call commences five trading days after either of the Trigger Conditions has been in effect continuously for 15 trading days. A holder has the right to cancel the Warrant Call up until the date the called Warrant Shares are actually delivered to the holder, such date referred to as the Warrant Call Delivery Date, if the Trigger Condition relied upon for the Warrant Call ceases to apply. A Call Notice may not be given within 30 days of the expiration of the term of the Warrants. In addition, a Call Notice may be given not sooner than 15 trading days after the Warrant Call Delivery Date of the immediately preceding Call Notice.

We may give a Call Notice only within 10 trading days after any 20-consecutive trading day period during which the volume weighted average price (“VWAP”) of our common stock is not less than 250% of the exercise price for the Warrants in effect for 10 out of such 20-consecutive trading day period. The exercise price of the Warrants at December 31, 2013, is $5.95 per share, and accordingly 250% of such exercise price is $14.875 per share. The maximum amount of Warrant Shares that may be included in a Call Notice will be reduced for the holder to the extent necessary so as to prevent the holder from exceeding the beneficial ownership limitation described in the warrants. In addition, a Call Notice may not be given after the occurrence of an event of default. Subject to the foregoing, a holder must exercise the Warrant and purchase the called Warrant Shares within 14 trading days after the Call Date, or the Warrant will be cancelled with respect to the unexercised portion of the Warrant that was subject to the Call Notice. Call Notices generally must be given to all Warrant holders.

The Warrants with the embedded call option at issuance were valued using the Binomial Option Pricing Model. The average fair value of a single Warrant, including the call option, was $2.329 per share and the average value of the Warrant anti-dilution reset feature was $1.2002 per share. As a result, the Company recorded a discount to the Notes for the warrant derivative and warrant down-round protection derivative totaling $2,398,280. See Note 5.

The Secured Notes had a stated interest rate of 0% and were issued with an original issue discount of $539,395. The effective annual interest rate of the note is 199.6%.

The total discount balance related to the Secured Notes resulting from anti-dilution provisions, the conversion features and warrants and original issue discount was $6,502,158 as of June 30, 2013, is amortized to interest expense using the effective interest method, and was fully amortized at December 31, 2013.

In December 2013, three of the investors converted principal of $193,687 into 22,787 shares of common stock. The Company repaid the remaining principal of $6,308,471 of the Secured Notes using the proceeds from the underwritten public offering (Note 3). Pursuant to the provisions of the Secured Notes an early payment fee of 15% of the remaining principal was assessed, and $946,271 was recorded as interest expense as a result. The total amount disbursed to retire the Secured Notes was $7,254,742, and the Secured Notes are no longer outstanding.

In conjunction with the private placement financing transaction, the Company issued warrants to a private placement agents to purchase up to 49,673 shares of common stock. The fair market value of the warrants at the time of issuance was $152,000 and was recorded as debt issuance costs. The costs are being amortized to interest expense over the life of Secured Notes. Amortization expense for the three and nine months ended December 31, 2013 was $75,585 and $152,000, respectively, and the debt issuance costs have been fully amortized. See Note 8.

Convertible Notes Payable

On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $600,000 and 35,294 shares of common stock to a private investor, and received gross proceeds of $600,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2013. All unpaid principal and interest on the note was due and payable on December 31, 2013. In connection with the June 26, 2013 private placement transaction, the maturity date of the note was extended to March 26, 2014. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $9.35 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The market value of the common stock on the date issued was $12.07 per share, for a total value of $426,000. Debt issuance cost of $426,000 was recorded as a result, and is being amortized over the term of the note. The stock is restricted for six months from the date issued. Additionally, in connection with the extension of the due date, the Company issued 22,058 warrants to purchase common stock, and additional debt issuance cost of $67,500 was recorded. Amortization of the debt issuance cost, which is included in interest expense, was $240,570 for the nine month period ended December 31, 2013, and the remaining unamortized balance at December 31, 2013 was $66,369.

The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the market value of the common stock on the date the note was issued. The estimated value of the beneficial conversion feature was $174,545. The beneficial conversion feature is being amortized over the term of the note. This resulted in a charge to interest expense of $98,416 for the nine month period ended December 31, 2013. At December 31, 2013, the net carrying value of the note was $581,413.

The effective annual interest rate of the note is 107% after considering the debt issuance cost and the beneficial conversion feature.

 On April 5, 2013, we completed the closing of a private placement financing transaction with two investors pursuant to a Securities Purchase Agreement. Pursuant to the purchase agreement, we issued 12% Convertible Debentures in the aggregate principal amount of $575,000, and received gross proceeds of $575,000, of which $67,000 was used to pay for transaction costs, fees and expenses. Interest on the debentures was payable in the amount of 12% of the principal amount, regardless of how long the debentures remain outstanding. Principal and interest was due and payable October 5, 2013. The debentures were convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $8.50. In June 2013, the note holders converted a portion of the notes into 12,235 shares of common stock, and $644,000 of the net proceeds from the Secured Note and warrant private placement transaction discussed above was used to redeem and pay the outstanding amounts due under the notes including $173,000 for interest. As a result, the notes were no longer outstanding at December 31, 2013.

Other Notes Payable

On November 30, 2010, the Company entered into a note payable with a drug wholesaler related to sales returns in the amount of $132,741. The note bears interest at the prime rate, plus 2% (5.25% at December 31, 2013), and originally required monthly payments of $10,000. The note is currently due on demand. The outstanding balance on this note at December 31, 2013 and March 31, 2013 was $25,074.

On May 1, 2011, the Company entered into a non-interest bearing note payable with a drug wholesaler related to sales returns in the amount of $147,866. The note required monthly payments of $10,000 with a final payment of $7,866 due on July 15, 2012. The note is currently due on demand and now bears interest at 12% per annum. The outstanding balance on this note at December 31, 2013 and March 31, 2013 was $72,609.

Notes Payable to Related Party

The Company had notes payable to a related party amounting to $81,232 at December 31, 2013, and $97,122 at March 31, 2013, respectively. The notes bear interest at 10%. Accrued interest related to the notes was $78,774 at December 31, 2013 and $72,655 at March 31, 2013, respectively.

Note 5: Derivative Liabilities and Fair Value Measurements

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

At December 31, 2013, all of the related principal had been converted to common stock or retired, and no remaining value associated with the conversion feature derivative or down-round protection derivative are recorded as a result.

Key assumptions at December 31, 2013 for the Warrants discussed in Note 4 include a volatility factor of 121.5%, a dividend yield of 0%, expected life of 4.5 years and a risk free interest rate of 1.01%.

The Company estimated the fair value of the Warrants, including call options, to be $1.4987 per share and the down-round protection derivative for the same warrants is estimated at $0.4709. The number of Warrants issued was 764,960. The carrying value of the Warrants with call options at December 31, 2013 was $1,146,445 and the carrying value of the down-round protection derivative for the same date was $360,220.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3)

		Convertible		Warrant
	Down-round	Feature	Warrant	Down-round
	Protection Derivative	Derivative	Derivative	Protection Derivative	Total

Balance, March 31, 2013	$(50,545)	$(162,456)	$—	$—	$(213,001)
Net Change in Fair Value	40,545	61,637	—	—	102,182
Settlement Through Modification of Gemini Note II	10,000	100,819	—	—	110,819
Fair Value at Issuance of Secured Notes	(641,113)	(2,923,370)	(1,781,592)	(616,688)	(5,962,763)

Balance at June 30, 2013	(641,113)	(2,923,370)	(1,781,592)	(616,688)	(5,962,763)

Net Change in Fair Value	(89,730)	2,542,344	1,404,466	(154,468)	3,702,612

Balance at September 30, 2013	(730,843)	(381,026)	(377,126)	(771,156)	(2,260,151)
Net Change in Fair Value	730,843	381,026	(769,319)	410,936	753,486

Balance at December 31, 2013	$—	$—	$(1,146,445)	$(360,220)	$(1,506,665)

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. There were no changes in the valuation techniques during the quarter ended December 31, 2013.

	Fair Value at	Valuation
	12/31/2013	Technique	Unobservable Input	Range

Warrant Derivative and Warrant Down-round Protection Derivative (combined)	$1,506,665	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements Probability of reset provision being	30%
			waived	5%

Significant unobservable inputs for the derivative liabilities include (1) the estimated probability of the occurrence of a down‐round financing during the term over which the related debt and warrants are convertible or exercisable, (2) the estimated magnitude of the down‐round and (3) the probability of the reset provision being waived. These estimates which are unobservable in the market were utilized to value the anti-dilution features of the convertible debt and warrants as of December 31, 2013.

Note 6: License And Asset Acquisition Agreement

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

Pursuant to the terms of the agreement, we made an initial non-refundable payment to 3M of $3 million and obtained an exclusive worldwide license to the assets and intellectual property in all indications in the dry powder inhalation field. Upon a subsequent closing payment of $7 million made by Adamis on December 27, 2013, ownership of the assets and intellectual property were transferred to the Company, with the Company granting back to 3M a license to the intellectual property assets outside of the dry powder inhalation field.

The Company is in the process of valuing the components of the purchased assets amongst intangible assets with useful lives, intangible assets with indefinite lives and fixed assets. The intangible assets with indefinite lives will be tested for impairment in the fourth fiscal quarter on an annual basis, unless significant changes in related expected cash flows indicate additional interim impairment tests are required.

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired on December 27, 2013:

Equipment	$500,000
Patents & intellectual property	9,060,000
Transition services agreement	200,000
Supply agreement	240,000
Total identifiable assets acquired	$10,000,000

The purchase price allocation is preliminary. In connection with the preliminary purchase price allocation, we have made preliminary estimates of the fair values of our long-lived and intangible assets based upon currently available information and in some cases, preliminary valuation results from independent valuation specialists. The purchase price allocation will remain preliminary until the Company completes a third-party valuation and determines the fair values of assets acquired. The final amounts allocated to assets acquired could differ significantly from the preliminary recorded amounts.

Note 7: Common Stock

On May 30, 2013, the Company issued common stock upon exercise of an employee stock option. The employee utilized a cashless conversion of 5,555 options with a strike price of $3.23 and received 4,003 shares of common stock.

On June 21, 2013, the Company issued common stock upon exercise of an investor warrant. The investor utilized a cashless conversion of 12,388 warrants with a strike price of $3.40 and received 8,576 shares of common stock.

On June 26, 2013, the Company issued 12,235 shares of common stock in conversion of $104,000 of principal of the notes issued on April 5, 2013.

On July 3, 2013, the Company issued common stock upon exercise of an investor warrant. The investor utilized a cashless conversion of 2,941 warrants with a strike price of $5.10 and received 1,562 shares of common stock.

In December 2013, the Company issued 22,787 shares of common stock in conversion of $193,687 of principal of the Secured Notes.

On December 18, 2013, the Company issued 3,720,000 shares of common stock in an underwritten public offering at a public offering price of $5.95 per share, with gross proceeds to the Company of approximately $22,134,000 (before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $1,813,000, payable by the Company).

Note 8: Stock Option Plans, Shares Reserved and Warrants

Effective June 26, 2013, the Company issued warrants to purchase up to 764,960 shares of common stock to the holders of the Secured Notes. The warrants have a five-year term. The exercise price of the warrants is $12.16 per share. The warrants were valued using a binomial option pricing model. The calculated fair value of the warrants was $1,781,592. See Note 5.

Effective June 26, 2013, the Company issued warrants to purchase up to 49,673 shares of common stock to the private placements agents involved in the June 26, 2013 private placement transaction. The warrants were valued using the Black-Scholes option pricing model; the expected volatility was approximately 32% and the risk-free interest rate was approximately 1%, which resulted in a calculated fair value of $152,000.

Effective June 26, 2013, the Company issued a warrant to purchase 22,058 shares of common stock to the holder of the Company’s convertible promissory note dated December 31, 2012, in connection with the June 26, 2013 private placement transaction. The warrant has a five-year term. The exercise price of the warrant is $12.16 per share. The warrant was valued using the Black-Scholes option pricing model; the expected volatility was approximately 32% and the risk-free interest rate was approximately 1%, which resulted in a calculated fair value of $67,500.

During the nine months ended December 31, 2013, 327 options were cancelled due to expiration. The options had an exercise price of $3.23. During the nine months ended December 31, 2013, 13,235 of investor warrants expired. The warrants had an exercise price of $5.10 per share.

On July 31, 2013, the Company issued a stock option to a new employee under the Company’s equity incentive plan to purchase up to 8,823 shares of common stock. The option has a ten-year term. The exercise price of the option is $8.67 per share. The option was valued using a Black Scholes model. The calculated fair value of the options was $73,500.

On October 16, 2013, in connection with the Company’s annual meeting of stockholders, the Company issued stock options to the non-employee directors under the Company’s equity incentive plan to purchase up to 6,176 shares of common stock. The options have a ten year term. The exercise price of the options is $6.12 per share. The options were valued using a Black Scholes model. The calculated fair value of the options was $36,750.

Effective December 18, 2013, the Company issued warrants to purchase up to 186,000 shares of common stock to the underwriters involved in the underwritten public offering. The warrants were valued using the Black-Scholes option pricing model; the expected volatility was approximately 25% and the risk-free interest rate was approximately 1%, which resulted in a calculated fair value of $399,900.

The Company recorded $191,486 of share based compensation expense during the nine months ended December 31, 2013. The following summarizes outstanding stock options at December 31, 2013:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested
Non-Plan Stock Options	5,924	.15 Years	$701.51	5,924

2009 Equity Incentive Plan	404,622	7.50 Years	$5.83	327,314

 The following summarizes warrants outstanding at December 31, 2013:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Biosyn Warrants	241	$985.55-2,956.65	October 22, 2004	January 4, 2014
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2015
Consultant Warrants	635	$3.40	January 29, 2010	January 29, 2015

2013 Private Placement	836,692	$5.95	June 26, 2013	June 25, 2018
Consultant Warrants	17,647	$3.74	July 11, 2011	July 11, 2016
Underwriter Warrants	186,000	$5.95	December 12, 2013	December 12, 2018

Total Warrants	1,100,039

At December 31, 2013, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	1,100,039
Non-Plan Stock Options	5,924
2009 Equity Incentive Plan	1,862,620
Total Shares Reserved	2,968,583

Note 9: Legal Matters

Information regarding certain legal proceedings to which the Company is a party can be found in the description of legal proceedings contained in the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2013 (the “2013 Form 10-K”), and is incorporated herein by reference. There have not been any material developments with respect to such proceedings during the quarter to which this Report on Form 10-Q relates or as described below.

Curtis Leahy, et. al. v. Dennis J. Carlo, et al. Information concerning this lawsuit is included in the 2013 Form 10-K and is incorporated herein by reference. At the plaintiffs’ request, in June 2013 the parties entered into preliminary settlement negotiations. Although Adamis believes that the plaintiffs’ allegations were without merit, Adamis and its insurance carrier agreed to a settlement of the litigation with two of the plaintiffs, including the plaintiff who had sought to be certified as the class representative, with all amounts under the settlement paid by our insurance carrier. In August 2013, the court dismissed the remainder of the case without prejudice
 The litigation described in our previous filings could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses. An adverse outcome in any such litigation could have a material adverse effect on Adamis. In addition to the matters described in our previous filings and above, we may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Note 10: Subsequent Events

On January 13, 2014, the underwriters in the underwritten public offering described in Note 3 above exercised in full their over-allotment option to purchase an additional 558,000 shares of common stock at a public offering price of $5.95 per share, bringing the total gross proceeds from the offering to approximately $25,454,100, before underwriting discounts and commissions and other offering expenses and before any use of the proceeds by the Company. The sale of the additional shares was completed on January 16, 2014.

On February 1, 2014, The Company entered into a sublease agreement in connection with the relocation of the Company’s principal headquarters. The new sublease covers approximately 7,525 square feet and has a term that expires November 30, 2014. Rent during the term will be $15,050 per month.

Effective January 16, 2014, the Company issued warrants to purchase up to 27,900 shares of common stock to the underwriters involved in underwritten public offering.

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

General

Company Overview

We are an emerging pharmaceutical company focused on combining specialty pharmaceuticals and biotechnology to provide innovative medicines for patients and physicians. Within our group of specialty pharmaceutical products, we are currently developing four products in the allergy and respiratory markets, including a dry powder inhaler technology that we recently acquired from 3M Company. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to pursue section 505(b)(2) New Drug Application, or NDA, regulatory approval filings with the FDA whenever applicable in order to reduce the time needed to get to market and to save on costs, compared to Section 505(b)(1) NDA filings for new drug products. Within our group of biotechnology products, we are focused on the development of therapeutic vaccine product candidates and cancer drugs for patients with unmet medical needs in the global cancer market.

Our general business strategy is to generate revenue through launch of our allergy and respiratory products in development, in order to generate cash flow to help fund expansion of our allergy and respiratory business. To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make substantial investments in equipment, new product development and working capital.

Recent Developments

On August 1, 2013, we entered into an agreement with 3M Company, or 3M, to exclusively license and, upon final payment acquire, assets relating to 3M’s patented Taper dry powder inhaler, or DPI, technology under development for the treatment of asthma and chronic obstructive pulmonary disease, or COPD. The Taper DPI technology was under development as a device designed to efficiently deliver dry powder by utilizing a 3M proprietary microstructured carrier tape, to be supplied by 3M under a separate supply agreement to be negotiated with 3M. We intend to utilize the Taper DPI assets initially to develop a pre-metered inhaler device for the treatment of asthma and COPD, to deliver the same active ingredients as GlaxoSmithKline’s Advair Diskus®. The Advair Diskus® is a DPI product that combines fluticasone propionate, or fluticasone and salmeterol xinafoate, or salmeterol. Fluticasone belongs to the family of medicines known as corticosteroids or steroids. Upon completion of product development and clinical trials and if required regulatory approvals are obtained, we intend to commercially market the inhaler product to compete for a share of the Advair Diskus market with a branded generic version utilizing the acquired technology. Pursuant to the agreement, we made an initial payment of $3 million to 3M and acquired an exclusive license to the DPI assets, and we made the remaining closing payment of $7 million on December 27, 2013 to acquire the Taper DPI assets.

On December 18, 2013, we completed an underwritten public offering of 3,720,000 shares of common stock at a public offering price of $5.95 per share, with gross proceeds to us of approximately $22,134,000, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us, pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission. On January 13, 2014, the underwriters exercised in full their over-allotment option to purchase an additional 558,000 shares of common stock at a public offering price of $5.95 per share, bringing the total gross proceeds from the offering to approximately $25,454,100, before underwriting discounts and commissions and other offering expenses and before any use by us of the proceeds. The sale of the additional shares was completed on January 16, 2014. We used $7 million of the net proceeds to make the remaining closing payment to 3M to acquire the Taper DPI assets, as described above, and we used approximately $7,255,000 the net proceeds from the offering to pay in full the unconverted outstanding balance owed on the June 2013 Secured Notes.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2013 and 2012 indicating that we have incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of December 31, 2013, we had approximately $4,674,000 in cash and equivalents, an accumulated deficit of approximately $44.6 million and substantial liabilities and obligations. We have limited cash reserves and significant operating cash flow deficiencies. Additionally, we will need significant funding to continue operations and for the future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates.

Continued operations are dependent on our ability to complete other equity or debt funding transactions. Such capital formation activities may not be available or may not be available on reasonable terms. If we do not obtain additional equity or debt funding, our cash resources will be depleted and we will be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

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

Results of Operations

Nine Months Ended December 31, 2013 and 2012

Revenues. Adamis had no revenues during the nine month periods ending December 31, 2013 and 2012, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $627,000 and $735,000 for the nine months ending December 31, 2013 and 2012, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional/consulting fees and employee salaries. Selling, general and administrative expenses for the nine months ending December 31, 2013 and 2012 were approximately $2,054,000 and $1,589,000, respectively. Consulting fees, legal and accounting fees represented the variance between the comparable periods.

Other Income (Expense). Interest expense for the nine month period ending December 31, 2013 and 2012 was approximately $(8,481,000) and approximately $(1,719,000), respectively. Interest consists primarily of interest expense in connection with various notes, and the amortization of debt issuance costs as well as the amortization of the discounts on the notes for the nine months ended December 31, 2013. The increase in interest expense for the nine month period ended December 31, 2013, in comparison to the same period for fiscal 2013 was due to the June 26, 2013 Secured Notes entered into during the first quarter of fiscal 2014. The change in fair value of the derivative liability for the period was approximately $938,000 and the change in the fair value of the conversion feature was approximately $2,985,000. The change in fair value of warrants liability is approximately $635,000. The June 26, 2013 Secured Notes contained full ratchet anti-dilution provisions and the corresponding changes in fair value are recorded in Other Income (Expense).

Three Months Ended December 31, 2013 and 2012

Revenues. Adamis had no revenues during the three month periods ending December 31, 2013 and 2012, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $208,000 and $206,000 for the three months ending December 31, 2013 and 2012, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional/consulting fees and employee salaries. Selling, general and administrative expenses for the three months ending December 31, 2013 and 2012 were approximately $776,000 and $542,000, respectively. Consulting fees represented the variance between the comparable periods.

Other Income (Expense). Interest expense for the three month period ending December 31, 2013 and 2012 was approximately $(5,298,000) and approximately $(845,000), respectively. Interest consists primarily of interest expense in connection with various notes outstanding, and the amortization of debt issuance costs as well as the amortization of the discounts on the notes for the three months ended December 31, 2013. The increase in interest expense for the three month period ended December 31, 2013, in comparison to the same period for fiscal 2013 was due to the June 26, 2013 Secured Notes entered into during the first quarter of fiscal 2014. The change in fair value of the derivative liability for the period was approximately $1,142,000 and the change in the fair value of the conversion feature was approximately $381,000. The change in fair value of warrants liability was approximately $(769,000). The June 26, 2013 Secured Notes contained full ratchet anti-dilution provisions and the corresponding changes in fair value are recorded in Other Income (Expense).

Financial Position

 Total assets were approximately $14.8 million at December 31, 2013, an increase of approximately $14.4 million from March 31, 2013. All liabilities are classified as current. Current assets exceed current liabilities by approximately $10,000,000 at December 31, 2013.

The most significant change in assets resulted from the payment of $10 million to purchase long-term assets from 3M Company and 3M Innovative Company (see Note 6 to the condensed unaudited financial statements) and from the remaining proceeds of approximately $4.7 million, included in cash, received from the sale of common stock in December 2013. The most significant changes in liabilities result from the reduction of accounts payable and convertible notes payable. These reductions were partially offset by increases in warrant liabilities.

Liquidity and Capital Resources

We have incurred net loss of approximately $6.6 million and $5.6 million for the nine months ended December 31, 2013 and 2012, respectively. Since inception, and through December 31, 2013, we have an accumulated deficit of approximately $44.6 million. Since inception and through December 31, 2013 we have financed our operations principally through debt financing, through private issuances of common stock, and through our underwritten public offering of common stock completed in December 2013 and January 2014. Since inception, we have raised a total of approximately $51.2 million in debt and equity financing transactions, consisting of approximately $15.7 million in debt financing and approximately $35.5 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing licenses, acquisitions or investments in other businesses, products or technologies, and for capital expenditure

Net cash used in operating activities for the nine months ended December 31, 2013 and 2012, was approximately $(4.4) million and $(2.5) million, respectively. Net cash used in operating activities increased due to a reduction of accounts payable and accrued expenses and the net change in notes payable related activity.

Net cash used in investing activities for the nine months ended December 31, 2013 and 2012 was $10.0 million and $0, respectively. Results for the nine months ended December 31, 2013 reflected the completion of the purchase from 3M Company and 3M Innovative Properties Company certain intellectual property and assets described in Note 6 to the condensed consolidated financial statements.

Net cash provided by financing activities was approximately $19.1 million and $2.5 million for the nine months ended December 31, 2013 and 2012, respectively. Results for the nine months ended December 31, 2013, were affected primarily by $5.3 million of proceeds received from the a private placement completed in June 2013, $22.1 million of gross proceeds received from a stock sale in December 2013 and the repayment of the Secured Notes from the June 2013 private placement.

As noted above under the heading “Going Concern and Management’s Plan,” we have substantial liabilities and obligations. If we do not obtain additional equity or debt funding, our cash resources will be depleted and we will be required to materially reduce or suspend operations. Even if are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period we will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013 have not significantly changed, and no additional policies have been adopted during the nine months ended December 31, 2013, except for the policies listed below.

Fixed Assets. Fixed assets are recorded at historical cost as of the date acquired, and depreciated on a straight line basis with useful lives ranging from 3-7 years.

Intangible Assets. Intangible assets, such as patents, consist of legal fees and other costs needed to obtain the patent. Acquired patents are recorded at purchase price as of the date acquired. Patents are amortized on a straight line basis through expiration.

Long - Lived Assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements

See financial statements.

Off Balance Sheet Arrangements

At December 31, 2013, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, under the heading “Item 9A Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding certain legal proceedings to which the Company is a party can be found in the description of legal proceedings contained in the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2013 (the “2013 Form 10-K”), and is incorporated herein by reference. There have not been any material developments with respect to such proceedings during the quarter to which this Report on Form 10-Q relates, except as described below.

Curtis Leahy, et. al. v. Dennis J. Carlo, et al. Information concerning this lawsuit is included in the 2013 Form 10-K and is incorporated herein by reference. At the plaintiffs’ request, in June 2013 the parties entered into preliminary settlement negotiations. Although Adamis believes that the plaintiffs’ allegations were without merit, Adamis and its insurance carrier agreed to a settlement of the litigation with two of the plaintiffs, including the plaintiff who had sought to be certified as the class representative, with all amounts under the settlement paid by our insurance carrier. In August 2013, the court dismissed the remainder of the case without prejudice.

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

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at December 31, 2013, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2014, we issued the securities described below without registration under the Securities Act of 1933, as amended.

In December 2013, the Company issued 22,787 shares of common stock in conversion of $193,687 of principal of the Secured Notes.

Effective December 18, 2013, the Company issued warrants to purchase up to 186,000 shares of common stock to the underwriters involved in our underwritten public offering.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Removed and Reserved.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation(1).

4.1	Form of Representative’s Warrant Agreement(2).

10.1	Purchase Agreement dated December 12,2013, with CRT Capital Group, LLC, as representative of the several underwriters(1).

10.2	Consent and Waiver dated October 31, 2013(3).

10.3	Sublease dated as of February 1, 2014 between the Registrant and McDermott Will & Emery LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Exhibits filed with the Registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2013.

(2)	Incorporated herein by reference to Exhibits filed with the Registrant’s registration statement on Form S-1/A, filed with the Securities and Exchange Commission on December 10, 2013.

(3)	Incorporated herein by reference to Exhibits filed with the Registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: February 14, 2013	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: February 14, 2013	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer

