Form 10-K
period 2014-03-31
Adamis Pharmaceuticals Corp
filed 2014-06-23
CIK 887247

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended March 31, 2014

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2013, was $21,378,759.72.

At June 16, 2014, the Company had 10,501,519 shares outstanding.

Documents Incorporated by Reference: None.

ADAMIS PHARMACEUTICALS CORPORATION

 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2014

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

The Adamis Pharmaceuticals logo and other trademarks or service marks of Adamis Pharmaceuticals Corporation appearing in this Annual Report on Form 10-K are the property of Adamis Pharmaceuticals Corporation. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners. Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

Unless otherwise indicated, share and per share amounts in this Annual Report on Form 10-K reflect a 1-for-17 reverse split of our outstanding common stock effected in December 2013.

ii

PART I

ITEM 1.	BUSINESS

Company Overview

We are an emerging pharmaceutical company focused on combining specialty pharmaceuticals and biotechnology to provide innovative medicines for patients and physicians. We are currently primarily focused on our specialty pharmaceutical products. We are currently developing four products in the allergy and respiratory markets, including a dry powder inhaler technology that we recently acquired from 3M Company. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to pursue Section 505(b)(2) New Drug Application, or NDA, regulatory approval filings with the U.S. Food and Drug Administration, or FDA, whenever applicable in order to reduce the time needed to get to market and to save on costs, compared to Section 505(b)(1) NDA filings for new drug products. We also have a number of biotechnology product candidates and technologies including therapeutic vaccine and cancer product candidates and technologies for patients with unmet medical needs in the global cancer market. To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make substantial investments in equipment, new product development and working capital.

The current status of our development programs is as follows:

Product Portfolio

Specialty Pharmaceutical Products	Target Indication	Development Status
Epinephrine PFS	Anaphylaxis	Submitted NDA
APC-5000 DPI	Asthma/COPD	Phase 3 trial (1)(2)
APC-1000	Asthma/COPD	Phase 3 trial (1)(2)
APC-3000	Allergic Rhinitis	Phase 3 trial (1)(2)

Biotechnology Products	Target Indication	Development Status
TeloB-VAX (vaccine)	Prostate Cancer	Phase 2 trial (1)
APC-100	Prostate Cancer	Phase 1 trial (3)
APC-200	Prostate Cancer	Preclinical
APC-300	Prostate Cancer	Preclinical

(1)	Represents the next development or regulatory stage that we intend to pursue, assuming that we have the financial resources to pursue one or more of these opportunities.
(2)	A single Phase 3 trial, without previous Phase 1 or Phase 2 trials, is anticipated.
(3)	Phase 1/2a clinical trial has commenced.

We have not received regulatory approval for any drugs or products. Since our fiscal 2010 year, we have not generated commercial revenues from marketing or selling any drugs or other products.

Anaphylaxis

American Academy of Allergy Asthma and Immunology, or AAAAI, defines anaphylaxis as a serious, life-threatening allergic reaction. The most common anaphylactic reactions are to foods, insect stings, medications and latex. According to information published by AAAAI, up to 8% of U.S. children under the age of 18 have a food allergy, and approximately 38% of those with a food allergy have a history of severe reactions.

Anaphylaxis requires immediate medical treatment, including an injection of epinephrine. The number of prescriptions for epinephrine products has grown annually, as the risk of anaphylaxis has become more widely understood. We estimate that sales of prescription epinephrine products in 2013 were at least $900 million, based on industry data. We cannot provide any assurances concerning any possible future rates of annual growth or whether annual prescriptions will decline or grow.

Epinephrine Pre-Filled Syringe

Our most advanced product candidate, Epinephrine Injection USP 1:1000 0.3mg Pre-filled Single Dose Syringe, or the Epinephrine PFS, is a simple syringe designed to deliver a premeasured 0.3 mg dose of epinephrine for the treatment of anaphylaxis. The syringe is protected in a hard plastic carrying case small enough to fit, for example, in a shirt pocket.

We believe that there is an opportunity for a simple, low-cost, intuitive pre-filled syringe to compete in this market. We believe that our Epinephrine PFS has the potential to compete against other marketed products based on the following:

Lower Price. We expect to introduce the Epinephrine PFS product at a price point reflecting a discount to the price of the leading products. A lower-priced option may be attractive to individuals that pay cash for their epinephrine products, professional users such as hospitals and first responders, and military and prison systems.

Ease of Use. Auto-injectors, such as EpiPen, Twinject and Auvi-Q, are powerful spring-loaded auto-injector devices. If not administered properly, they can misfire or be misused. Our Epinephrine PFS product will allow users to administer a pre-measured epinephrine dose quickly with a simple syringe that we believe will be familiar to many potential users.

We believe that the Epinephrine PFS product, if introduced, may acquire a share of the market based on the price differential between the expected price of the Epinephrine PFS product and the price at which the market-leading product is currently sold, which may motivate purchasers and reimbursing payors to choose the lower cost alternative. We believe that the Epinephrine PFS product has the potential to compete successfully, although there can be no assurance that this will be the case.

With the help of our contract manufacturer, on May 28, 2014, we submitted an NDA to the FDA pursuant to Section 505(b)(2) of the Section 505(b)(2) of the Food, Drug & Cosmetic Act, as amended, or FDCA, for approval for sale of the Epinephrine PFS product. Assuming no unexpected regulatory delays, we hope to receive an approval by the end of the first calendar quarter of 2015. Under goals established in connection with the Prescription Drug User Fee Act, or PDUFA, the FDA’s guidance for the review and acting on standard NDA submissions that do not relate to new molecular entities, which we believe will be the case with our Epinephrine PFS product, is ten months from the date of receipt of the submission. However, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to FDA requests for additional information or clarification, difficulties scheduling an advisory committee meeting, FDA workload issues or other reasons. See “Government Regulation—Regulation in the United States.” As a result, the dates of regulatory approval, if obtained, and commercial introduction of our product could be delayed beyond our expectations. We estimate that approximately $2.0 million to $2.5 million, which includes the approximately $1.1 million FDA required regulatory filings fee that we paid to the FDA in connection with the filing of our NDA for the Epinephrine PFS product, will be required over the next 12 months to support the regulatory application up to a commercial launch of the Epinephrine PFS product following marketing approval, assuming no unexpected delays or expenses.

Asthma and COPD

According to the National Institute of Health, or NIH, asthma is a chronic lung disease that inflames and narrows the airways. Asthma causes recurring periods of wheezing, chest tightness, shortness of breath, and coughing. Asthma affects people of all ages, but it most often starts during childhood. According to information published by AAAAI, the number of people in the U.S. with asthma is approximately 25 million and growing.

COPD, or chronic obstructive pulmonary disease, is a progressive disease that makes it difficult to breathe. COPD can cause coughing that produces large amounts of mucus, wheezing, shortness of breath, chest tightness, and other symptoms. According to the NIH, cigarette smoking is the leading cause of COPD. Most people who have COPD smoke or used to smoke. However, long-term exposure to other lung irritants such as air pollution, chemical fumes, or dust may also contribute to COPD.

We estimate that global sales of asthma and COPD prescription products were in excess of approximately $14 billion in 2013, based on industry data. Within the global asthma and COPD market, we estimate that one product in particular, Advair Diskus® marketed by GlaxoSmithKine, generated more than $4 billion in U.S. sales and $8 billion in global sales in 2013, based on GSK’s publicly announced results. The Advair Diskus is a dry powder inhaler, or DPI, product that combines fluticasone propionate, or fluticasone and salmeterol xinafoate, or salmeterol. Inhaled fluticasone belongs to the family of medicines known as corticosteroids or steroids. It works by preventing certain cells in the lungs and breathing passages from releasing substances that cause asthma symptoms. Inhaled salmeterol is a long-acting bronchodilator. Bronchodilators are medicines that are breathed in through the mouth to open up the bronchial tubes (air passages) in the lungs. It relieves cough, wheezing, shortness of breath, and troubled breathing by increasing the flow of air through the bronchial tubes. The combination of the two medicines, as in the Advair Diskus, is used when a patient’s asthma has not been controlled sufficiently on other asthma medicines, or when a patient’s condition is so severe that more than one medicine is needed every day.

APC-5000 DPI

Adamis entered into an agreement dated as of August 1, 2013 with 3M Company to exclusively license and, upon final payment acquire, assets relating to 3M Company’s patented Taper dry powder inhaler, or DPI, technology under development by 3M for the treatment of asthma and COPD. Pursuant to the agreement, we made an initial payment of $3.0 million to 3M and acquired an exclusive license to the assets, and on December 27, 2013, we made a final payment to 3M of $7.0 million and the assets were transferred to us. The technology was under development as a device designed to efficiently deliver dry powder by utilizing a 3M proprietary microstructured carrier tape. We believe that, once developed, the device can be utilized to deliver a variety of different drug compounds. We intend to utilize the assets initially to develop a pre-metered inhaler device, referred to as APC-5000 DPI, for the treatment of asthma and COPD to deliver the same active ingredients as GlaxoSmithKline’s Advair Diskus®. The Advair Diskus® is a dry powder inhaler, or DPI, product that combines fluticasone propionate, or fluticasone and salmeterol xinafoate, or salmeterol. Fluticasone belongs to the family of medicines known as corticosteroids or steroids. Upon completion of product development and clinical trials and if required regulatory approvals are obtained, we intend to commercially market the APC-5000 DPI product to compete for a share of the Advair Diskus market with a branded generic version utilizing the acquired technology. Pursuant to our agreement, the microstructured carrier tape will be supplied by 3M under a separate supply agreement to be negotiated with 3M.

We believe that one advantage of the technology is that it can deliver drug particles without the need for lactose or formulation excipients. The majority of current dry powder products use lactose carrier excipients to enhance flowability; however, they have the disadvantage of increased bulk and require a mechanism for detaching the drug from the surface of the lactose. Lactose carrier formulations require a complicated blending process and delivery that is highly sensitive to excipient powder properties. There are currently no excipient-free dry powder inhalers in the U.S. market.

Due to its design, the APC-5000 DPI product can efficiently deliver drug without the need for formulation excipients. As such, it enables consistent dose metering and delivery across a broad dosing range. In addition, high fine particle fractions are achievable, which could allow more active drug to be delivered deep into the patient’s lungs.

We are currently preparing an investigational new drug application, or IND, to be submitted to the FDA for approval to begin human testing of APC-5000 DPI. We intend to conduct a Phase 3 trial for APC-5000 DPI, but do not believe that Phase 1 or Phase 2 trials will be required. Assuming receipt of sufficient funding and if clinical trials are initiated and successfully completed, we intend to pursue an NDA under Section 505(b)(2) of the FDCA to seek approval for sale in the U.S. market. Assuming no unforeseen delays and if we successfully complete product development and trials and receive regulatory approval, we estimate that we could commence sales of the product in late 2016 or 2017, although there are no assurances that this will be the case. We also intend to seek to identify opportunities to market APC-5000 DPI products outside of the U.S.

Additional Allergy Products; APC-1000 an APC-3000

Additional product candidates in our allergy and respiratory product pipeline include a steroid hydrofluoroalkane, or HFA, metered dose inhaler product, referred to as APC-1000, for asthma and COPD and an HFA pressurized metered dose nasal steroid for the treatment of seasonal and perennial allergic rhinitis, referred to as APC-3000. We estimate that the market for inhaled oral steroids, and the market for inhaled nasal steroids, or INS, as estimated by us based on industry data is approximately $3 billion and $1.3 billion annually, respectively. INS products are sold under prescription for seasonal allergic rhinitis. Our product candidates, if developed and approved for marketing, will target small niches within these markets.

During fiscal 2011, we entered into a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd. Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients in Bangladesh. Beximco has a large number of products covering broad therapeutic categories, including asthma and allergy inhalers, antibiotics, anti-hypertensives, anti-diabetics, and anti-retrovirals. We intend to develop the APC-1000 product with Beximco. Once developed, we anticipate that we will transfer the specifications to Beximco for manufacturing. Adamis and Beximco intend to introduce a number of separate drugs into the U.S. over the next several years in the allergy and respiratory areas and may co-develop certain drugs. The anticipated dates of development and introduction of APC-1000 and APC-3000 will depend on a number of factors, including the availability of adequate funding to support product development efforts. We believe that we will be required to submit data for an application for approval to market both products pursuant to Section 505(b)(2) of the FDCA, although there are no assurances that this will be the case. We intend to conduct a Phase 3 pivotal trial for APC-1000 and APC-3000 but do not believe that Phase 1 or Phase 2 trials will be required. Total time to develop the APC-1000 and APC-3000 products, including manufacture of the products, clinical trials and FDA review, is expected to be approximately 24-30 months from inception of full product development efforts, assuming no unforeseen regulatory or other delays. Factors that could affect the actual launch date for our allergy and respiratory product candidates, as well as our other product candidates, include the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the applicable product, any unexpected difficulties in licensing or sublicensing intellectual property rights for other components of the product such as the inhaler, patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) filings, see “Government Regulation—Regulation in the United States—Section 505(b)(2) New Drug Applications,” any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product, any unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product, unexpected events affecting Beximco’s participation in developing and manufacturing products, and receipt of adequate funding to support product development and sales and marketing efforts.

Cancer

Cancer is a group of diseases in which malignant cells grow out of control and spread to other parts of the body. Normally, your body forms new cells as you need them, replacing old cells that die. Sometimes this process goes afoul, new cells grow when you don’t need them, and old cells do not die when they should. Extra cells can form a mass called a tumor. Those tumors can be benign or malignant (cancerous). Cells from malignant tumors can invade nearby tissues and can spread to other parts of the body, called metastasis. Most treatment plans include surgery, radiation or chemotherapy. Some may involve hormone therapy, biologic therapy, or stem cell transplantation.

We believe that there is a significant market opportunity for our product candidates, should they be successfully developed, approved and commercialized. We believe that there is a significant need for new products and that there is growing interest in targeted therapies for the treatment of cancer. However, our current intention is to focus primarily on development of our specialty pharmaceutical product candidates. In considering alternatives for development of our cancer and vaccine technologies and product candidates, we may consider alternatives including seeking to sublicense, sell, enter into strategic development agreements regarding, or enter into other kinds of transactions concerning, one or more of such technologies or product candidates.

TeloB-VAX

In April 2011, we acquired exclusive rights to patented telomerase-based cancer vaccine technology from the Regents of the University of California and the Dana-Farber/Harvard Cancer Center. We intend to pursue development of the technology initially for what we believe may be a novel cell-based vaccine product candidate for cancer, tentatively named TeloB-VAX. The technology is intended to activate the body’s natural defense machinery to stimulate an immune response against one of nature’s most common tumor markers, telomerase reverse transcriptase, or telomerase. We believe that a vaccine product, if developed, will utilize the patient’s own B cells as antigen producing and antigen presenting cells.

In a Phase 1 study completed at the University of California, San Diego, or UCSD in castrate resistant prostate cancer patients, the vaccine product candidate was shown to be safe and well tolerated. The vaccine was found to be immunogenic, and was shown to induce a specific CD8 T cell response. More important, the T cells induced post-vaccination were shown to specifically kill prostate cancer cells. We believe that if future trials are successful and a vaccine product is developed, such a vaccine product may have a number of competitively advantageous features, including: prolonged antigen presentation by B cells; induction of an immune response after a single injection; no need for complicated culture procedures; much fewer steps; and potentially lower cost than other competitive products. This vaccine product candidate is covered by what we believe is a unique patented platform technology using a cancer antigen marker, telomerase, that is increased in approximately 85% of all tumors. We believe that this technology may represent one of the first concrete opportunities to program the immune system to mobilize killer lymphocytes to combat cancer cells, including progenitor cancer stem cells that were shown to also express telomerase.

Prostate Cancer

According to the American Cancer Society, prostate cancer is the second-most common cancer in American men and the second leading cause of cancer death in American men. The ACS estimated that for 2013 in the United States, approximately 238,000 new cases of prostate cancer will be diagnosed and about 29,700 men will die of prostate cancer in 2013.

The Human Prostate and Prostate Cancer; Disease and Market Background

The prostate is a walnut-sized gland located in front of the rectum and underneath the urinary bladder. It is found only in men. The prostate starts to develop before birth and continues to grow until a man reaches adulthood. This growth is fueled by male hormones, the so-called androgens. The main androgen produced by men is the hormone testosterone. Testosterone can be converted by the body into dihydrotestosterone, which in turn signals the prostate to grow. The prostate stays at adult size in adult males as long as the male hormone is present at physiological levels.

A prostate cancer develops when cells in the prostate begin to grow out of control, and a cancerous tumor can form. Several types of cells are found in the prostate, but most prostate cancers develop from gland cells within the prostate. Prostate cancer, or PCa, is one of the most invasive malignancies and a leading cause of cancer related deaths in many countries. Metastatic prostate cancer is advanced prostate cancer that has spread beyond the prostate and surrounding tissues into distant organs and tissues. The majority of men who die from prostate cancer die from the consequences of metastatic disease. According to the National Cancer Institute, the five-year survival rate of patients with prostate cancer that has metastasized to distant organs is only about 28%. Metastatic prostate cancer is generally divided into two states: the androgen hormone-sensitive, androgen-dependent or castrate sensitive PCa state, referred to as CS-PCa; and the castrate-resistant PCa state, or CR-PCa, also referred to as the androgen hormone-refractory, androgen-independent, or the Androgen Deprivation Therapy, or ADT, resistant state.

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

For patients with advanced, metastatic CS-PCa prostate cancer, the standard of care is treatment with hormonal ablation therapy, also known as ADT. ADT is used to suppress production or block the action of androgens. Accordingly, the leading therapies currently used for the treatment of prostate cancer, after it recurs following radiation or surgery, are focused on diminishing the production of androgens, or antagonizing the effects of androgens by blocking the Androgen Ligand Binding Domain on the Androgen Receptor inside prostate cancer cells with drugs known as anti-androgens. Thus, these two different effects are achieved through two separate therapeutic approaches. The first approach is often to reduce the amount of androgens produced in the body, primarily in the testes. This can be achieved by surgical castration by removal of both testicles, or alternatively through use of one or two different kinds of ADT drugs, called chemical castration.

Adamis, collaborators, and many others now commonly recognize that androgen deprivation therapy causes prostate cancer cell programmed cell death, referred to as apoptosis, and can also contribute to pathophysiological chronic inflammation in men with CS-PCa. There is significant published data supporting the important role of chronic inflammation in the change from CS-PCa to CR-PCa.

In summary, the standard treatment for localized advanced, recurrent, and metastatic prostate cancer is ADT, which blocks the growth promoting effects of androgens and activates apoptosis. After an initial favorable response, progression to androgen-independence or castration resistance is the usual outcome for which there are currently no curative treatment options. Some survival extensions can sometimes be achieved using current Taxol-based chemotherapy protocols, or recently approved therapies such as Provenge and ZYTIGA.

In 2010, Adamis licensed patents and related intellectual property relating to three cancer drug candidates developed at the University of Wisconsin. We believe these drug candidates, named APC-100, -200 and -300, may offer significant new treatment opportunities for prostate cancer.

APC-100

APC-100 is the most advanced of the three drug candidates. In animal studies conducted to date, APC-100 demonstrated anti-androgenic and anti-inflammatory activities against prostate tumors growing in animal models and showed a strong safety profile in preclinical safety studies. In 2006, APC-100 was awarded the National Cancer Institute, or NCI, Rapid Award. The award is given for promising new drugs for the treatment of cancer and resulted in significant funding for research and development of APC-100. APC-100 has demonstrated desirable pharmacological characteristics as an oral or injectable anti-inflammatory and anti-androgenic drug candidate with multiple mechanisms of action. APC-100 decreases secretion of human PSA by human prostate cancer cells growing in mice and also increases the time-to-tumor progression and survival of mice with prostate sensitive and castrate resistant tumors. In animal studies, APC-100 was found to be more effective than Casodex or Flutamide, which are leading prostate cancer treatments.

In August 2011, we announced the enrollment of the first patient in a Phase 1/2a prostate cancer clinical study relating to the use of the APC-100 product to treat men with castrate-resistant prostate cancer. The study began at the University of Wisconsin Carbone Cancer Center and was extended to the Wayne State University Karmanos Cancer Institute. In the trial, each patient will be assessed for toxicity, biochemical responses (PSA), radiographic and clinical responses. After completion of the Phase 1/2a APC-100 trial, we expect that we would meet with the FDA to review the trial results and determine the continuation of the clinical development with Phase 2b studies.

Additional Cancer Products

APC-200 is a drug candidate for both castrate-sensitive and castrate resistant prostate cancer. In 2007, APC-200 was awarded the NCI Rapid Award. APC-200 blocks androgen-induced hydrogen peroxide production and inflammation and inhibits mouse prostate cancer. In animal studies conducted to date, APC-200 was an excellent inhibitor of chronic inflammation, also completely inhibiting oxidase mediated high rates of hydrogen peroxide production in vivo, and delaying prostate cancer progression and death in the standard mouse prostate cancer model. If we conclude pre-clinical development activities, such as GMP manufacturing of drug substance and drug product, and the pre-clinical safety, pharmacology and toxicology studies, we anticipate that we would file and open an Adamis-sponsored IND relating to the clinical investigation of oral APC-200 in PCa patients with castrate resistant prostate cancer, assuming adequate funding and no unexpected delays, although there are no assurances that we will file or open such an IND.

APC-300 is a multi-targeted small molecule therapeutic drug that we believe has the potential to demonstrate anti-inflammatory, pro-apoptotic anti-cancer activities for prostate cancer patients, including men with advanced metastatic castrate resistance prostate cancer. In pre-clinical in vitro studies conducted to date, APC-300 repeatedly demonstrated inhibition of human tumor cell growth and the ability to kill both castrate-sensitive and castrate-resistant human prostate cancer tumors. It also materially decreased tumor volumes and suppressed local metastasis in human to mouse xenograft models, where malignant human prostate, pancreas, or melanoma tumor tissue was grafted onto athymic immunosuppressed experimental mice. For several reasons including funding limitations, we have not yet developed a clinical protocol and other materials for submission of an IND.

Other Technologies

STI Technology

In addition, we have licensed patented vaccine technology that we believe has the potential to provide protection against a number of different viral infectious agents. This novel vaccination strategy, which employs DNA plasmids, appears, based on preclinical studies conducted to date, to have the ability to “train” a person’s immune system to recognize and mount a defense against particular aspects of a virus’s structure. If successfully developed, we believe this technology could give physicians a new tool in generating immunity against a number of viral infections that have been difficult to target in the past.

The first target indication for this technology has yet to be determined, but will be based on market, technology, and patent position considerations. Disease targets might include therapeutic vaccines for Influenza, Hepatitis B and C, which are known to be involved in hepatocellular carcinomas, Human Papillomavirus, which is known to be involved in head and neck squamous cell carcinomas, and prostate cancer. There are no assurances that any such vaccine product will be developed for these or any other indications.

The licensed technology was developed by Dr. Maurizio Zanetti, M.D., a professor at the Department of Medicine at UCSD. Dr. Zanetti has developed and patented a method of DNA vaccination by somatic transgene immunization, or STI. We have entered into a worldwide exclusive license with Dr. Zanetti, through a company of which he is the sole owner, Nevagen, LLC, to utilize the technology within the field of viral infectious agents. We believe that the technology may have broad applications and intend to target viral disease indications for its initial proof of concept.

STI, also sometimes called TLI, has already been tested in Phase I studies in humans for other vaccine applications. An immune response was elicited in the study, and the results suggested that the procedure was safe and well tolerated. We have conducted certain experiments in mice utilizing the STI technology, but our testing is currently at the preclinical stage.

As among our cancer and vaccine technologies, we currently intend to focus initially on the development of one or more of the other licensed prostate cancer product candidates and technologies, and as a result the timing of development of this viral vaccine technology is subject to uncertainty.

Savvy/C31G

We also have a microbicide product candidate, named Savvy (C31G). On December 7, 2010, we announced the successful completion of a Phase 3 contraceptive trial of C31G. The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States. The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug Conceptrol. Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study. No drug-related serious adverse events were observed with C31G. Currently, to our knowledge all spermicides commercially available in the U.S., including Conceptrol, contain the active ingredient nonoxynol-9, or N-9, in a carrier such as a gel, film, cream, foam, suppository, or tablet. N-9 has been reported in some studies to cause irritant and allergic reactions in some users. C31G does not contain N-9 and, if commercialized, may offer an alternative for women who seek a non-hormonal method of contraception. In addition, on September 9, 2013, we announced that a recently published study conducted by university researchers at Louisiana State University Health Science Center found that C31G was effective in treating Herpes Simplex Virus, or HSV, in an eye infection, ocular keratitis, animal model using live rabbits. The rabbit eye model utilized for the study mimics the disease in humans. In the same study the researchers also reported that ocular administration of C31G was safe and well tolerated, confirming earlier clinical studies that established C31G safety and tolerability in other applications. HSV-1 is the same virus that causes cold sores and is common in humans. In the eye, it usually causes an infection of the cornea, and that infection is the most common cause of cornea-derived blindness. In previous animal studies, C31G was also active against HSV-2, the cause of genital herpes.

Before considering any actions to seek regulatory approval for a C31G product, further meetings with the FDA would likely be required to discuss the regulatory pathways for submitting an NDA for marketing approval, including whether any additional trials will be required before an NDA is submitted. In considering commercialization alternatives, we would likely seek to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of antimicrobials or contraception, or in other fields where C31G may have potential as a product candidate. The C31G product candidate is held by our Biosyn, Inc. subsidiary, which we acquired in 2004. Provisions in the agreement pursuant to which we acquired Biosyn, and/or in certain of the funding agreements and other agreements relating to the C31G product, provide for payments to the former Biosyn shareholders upon marketing approval by the FDA (or, in certain circumstances, certain foreign regulatory authorities) of C31G for one or more indications, for payments to certain other third parties in the event of sales or other revenues relating to C31G or certain other events, and include limitations on certain activities of Biosyn including payment of dividends. In addition, sale or out-licensing of the C31G product candidate may require the consent of one or more such third parties. As a result, commercialization of the product may require renegotiation of the provisions relating to the former Biosyn shareholders and such third parties. Accordingly, there can be no assurances that we will be able to successfully conclude a transaction involving C31G or concerning the amounts that we might receive from any such transaction, or that any C31G product will be submitted for regulatory approval or will be approved or marketed.

For our fiscal 2014 and fiscal 2013 years, we estimate that we have spent approximately $1.0 million and $1.2 million, respectively, on research and development activities.

Clinical Supplies and Manufacturing

We have no in-house manufacturing capabilities. We rely on third-party contract manufacturers to make the material used to support the development of our product candidates. We purchase the material used in our clinical trial activities from various companies and suppliers.

Sales and Marketing

We do not currently have sales or marketing capabilities. In order to commercially market any pharmaceutical product that we successfully advance through preclinical and clinical development and for which we obtain regulatory approval, we must either develop a sales and marketing infrastructure or collaborate with third parties with sales and marketing capabilities. We have not yet developed a sales and marketing strategy for any pharmaceutical products that we may successfully develop.

Customers and Distribution

We do not currently sell or distribute pharmaceutical products.

Competition

The biotechnology and pharmaceutical industries are extremely competitive. Our potential competitors in the field are many in number and include major pharmaceutical and specialized biotechnology companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may give them a competitive advantage. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We cannot give any assurances that we can compete effectively with these other biotechnology and pharmaceutical companies. Our potential competitors in these markets may succeed in developing products that could render our products and those of our collaborators obsolete or non-competitive. In addition, many of our competitors have significantly greater experience than we do in the fields in which we compete.

Our allergy and respiratory products and inhaled nasal steroid product, if developed and launched, will compete with numerous prescription and non-prescription over-the-counter products targeting similar conditions, including, in the seasonal or perennial rhinitis areas, cough and cold, as well as prescription generic products, and with other inhaled nasal steroid products. In addition, a number of large pharmaceuticals companies produce pharmaceutical products, such as antihistamines, corticosteroids and anti-leukotriene agents, which manage allergy and respiratory symptoms. The Epinephrine PFS product, if commercialized, will compete against other self-administered epinephrine products, including EpiPen, EpiPen Jr., Auvi-Q and Twinject. Our APC-5000 DPI product, if developed and commercialized, is expected to compete with allergy inhaler products offered by several companies, including GlaxoSmithKline. The development and commercialization of new drugs for cancer, and of vaccine products for viral infections, is highly competitive. Most of the larger pharmaceutical companies, and many smaller public and private companies, have products or are engaged in research and development activities in these fields.

Intellectual Property

Our success will depend in large part on our ability to:

•	obtain and maintain international and domestic patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;
•	prosecute and defend our patents;
•	preserve our trade secrets; and
•	operate without infringing the patents and proprietary rights of other parties.

We intend to continue to seek appropriate patent protection for product candidates in our research and development programs where applicable and their uses by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where possible, claims for composition of matter, medical uses, processes for preparation and formulations.

We own or are the licensees of a total of thirteen issued United States patents, and related U.S. applications and foreign patents and patent applications, relating to our APC-100, APC-200, APC-300, telomerase, STI, APC-5000 DPI and C31G technologies and product candidates.

Although we believe that our rights under patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Any patents or patent rights that we obtain may be circumvented, challenged or invalidated by our competitors.

We also rely on trade secrets, proprietary know-how and continuing innovation to develop and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. We seek protection of these trade secrets, proprietary know-how and any continuing innovation, in part, through confidentiality and proprietary information agreements. However, these agreements may not provide meaningful protection for, or adequate remedies to protect, our technology in the event of unauthorized use or disclosure of information. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

Government Regulation

Pharmaceutical Regulation

If and when we market any pharmaceutical products in the United States, they will be subject to extensive government regulation. Likewise, if we seek to market and distribute any such products abroad, they would also be subject to extensive foreign government regulation.

In the United States, the FDA regulates pharmaceutical products. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of pharmaceutical products, and generally require a rigorous process for the approval of new drugs. We also may be subject to foreign regulatory requirements governing clinical trials and drug product sales if products are tested or marketed abroad. The approval process outside the United States varies from jurisdiction to jurisdiction and the time required may be longer or shorter than that required for FDA approval.

Regulation in the United States

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any of our products will ever obtain approval. Our potential products will be regulated either as biological products or as drugs. In the United States, drugs are subject to regulation under the FDCA. Biological products, in addition to being subject to provisions of the FDCA, are regulated under the Public Health Service Act, or PHSA. Both statutes and related regulations govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices. The FDA approval process for new drugs and biologics includes, without limitation:

•	preclinical studies;
•	submission of an Investigational New Drug application, or IND, for clinical trials;
•	adequate and well-controlled human clinical trials to establish safety and efficacy of the product;
•	review of a New Drug Application, or NDA, or review of a Biologics License Application, or BLA; and
•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations.

Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. Most of these studies must be performed according to good laboratory practices, a system of management controls for laboratories and research organizations to ensure the consistency and reliability of results. The results of the preclinical studies, existing clinical and/or human use data (if applicable), together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which we are required to file before we can commence any clinical trials for our product candidates in the United States. Clinical trials may begin 30 days after an IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, an IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of any additional IND for any of our preclinical product candidates will result in authorization to commence clinical trials.

Clinical trials involve the administration of the product candidate that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at each institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution arising from the conduct of the proposed clinical trial. Also, clinical trials must be performed according to good clinical practices, which are enumerated in FDA regulations and guidance documents.

Clinical trials typically are conducted in sequential phases: Phases 1, 2 and 3. The phases may overlap. The FDA may require that we suspend clinical trials at any time on various grounds, including if the FDA makes a finding that the subjects participating in the trial are being exposed to an unacceptable health risk.

In Phase 1 clinical trials, a drug is usually tested on patients to determine safety, any adverse effects, proper dosage, absorption, metabolism, distribution, excretion and other drug effects.

In Phase 2 clinical trials, a drug is usually tested on a limited number of subjects to preliminarily evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.

In Phase 3 clinical trials, a drug is usually tested on a larger number of subjects in an expanded patient population and at multiple clinical sites.

We cannot assure you that any of our current or future clinical trials will result in approval to market our products.

A NDA or BLA must include comprehensive and complete descriptions of the preclinical testing, clinical trials and the chemical, manufacturing and control requirements of a drug that enable the FDA to determine the drug’s or biologic’s safety and efficacy. A NDA or BLA must be submitted, filed and approved by the FDA before any product that we may successfully develop can be marketed commercially in the United States.

The facilities, procedures and operations for any of our contract manufacturers must be determined to be adequate by the FDA before product approval. Manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications and other FDA regulations before and after an NDA or BLA has been approved. Foreign manufacturing facilities are also subject to periodic FDA inspections or inspections by foreign regulatory authorities. Among other things, the FDA may withhold approval of NDAs, BLAs or other product applications if deficiencies are found at the facility. Vendors that may supply us with finished products or components used to manufacture, package and label products are also subject to similar regulations and periodic inspections.

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or BLAs, injunctions and criminal prosecution. Any of these actions could have a material adverse effect on us.

Some of our cancer and vaccine product candidates may involve biological products, which are subject to regulation under the PHSA. In addition to the FDA requirements, the NIH has established guidelines for research involving human genetic materials, including recombinant DNA molecules. The FDA cooperates in the enforcement of these guidelines, which apply to all recombinant DNA research that is conducted at facilities supported by the NIH, including proposals to conduct clinical research involving gene therapies. The NIH review of clinical trial proposals and safety information is a public process and often involves review and approval by the Recombinant DNA Advisory Committee, or RAC, of the NIH. Some of our cancer and vaccine product candidates may be subject to NIH RAC review.

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests, proposed labeling and other relevant information are submitted to the FDA in the form of a BLA, requesting approval to market the product for one or more specified indications. The submission of a BLA is subject to the payment of substantial user fees.

Once the FDA receives an NDA or BLA, it has 60 days to review the application to determine if it is substantially complete and the data is readable, before it accepts the NDA or BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the submission to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity.

Under the goals and policies agreed to by the FDA under PDUFA, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Priority Review and Standard Review. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. For a Priority Review application, the FDA aims to complete the initial review cycle for New Molecular Entities, or NMEs, within six months of the 60 day filing date, and for non-NMEs within six months of the date of receipt. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Review NDAs for NMEs within ten months of the 60 day filing date, and for Non-NMEs within ten months of the date of receipt. Such dates are often referred to as the PDUFA dates. The FDA does not always meet its PDUFA dates for either Standard Reviews or Priority Reviews of NDAs or BLAs. The review process and the PDUFA date may be extended by three months if the FDA requests or the sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA date. In addition, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to FDA requests for additional information or clarification, difficulties scheduling an advisory committee meeting, negotiations regarding any required risk evaluation and mitigation strategies, FDA workload issues or other reasons. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application’s approval. The amount of time taken for the approval process is a function of a number of variables, including whether the product has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA.

The FDA may, during its review of a NDA or BLA, ask for additional test data or the conducting of additional clinical trials. If the FDA does ultimately approve the product, it may require post-marketing testing to monitor the safety and effectiveness of the product. In addition, the FDA may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through the FDA’s Advisory Committee process. An Advisory Committee will report to the FDA and make recommendations. Views of the Advisory Committee may differ from those of the FDA, and the FDA is not bound by the recommendations of an Advisory Committee.

Before approving an NDA or BLA, the FDA can inspect the facilities at which the product is manufactured. The FDA will not approve the submission unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with GCP requirements. If the FDA determines that the processes and procedures used are not acceptable, it will outline the deficiencies in the submission and often will request additional clinical testing or information before an NDA or BLA can be approved. The FDA may also inspect one or more of the preclinical toxicology research sites to assure that the preclinical studies were conducted in compliance with GLP requirements. If the FDA determines that the studies were not performed in compliance with applicable GLP rules and regulations, the FDA may request additional preclinical testing or information before an NDA or BLA can be approved.

The FDA will issue a complete response letter if the agency decides not to approve the NDA or BLA. The complete response letter describes all of the specific deficiencies in the submission identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing studies, sometimes referred to as Phase 4 testing, which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, certain changes to the approved drug or biologic, such as adding new indications, manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, an NDA or BLA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to an NDA or BLA, the FDA has up to 180 days to review the application. As with new NDAs or BLAs, the review process is often significantly extended by FDA requests for additional information or clarification.

Any drug or biologic products for which we or our collaborators receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product storage, sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling, known as “off-label use, industry-sponsored scientific and educational activities and promotional activities involving the internet. The FDA closely regulates the post-approval marketing and promotion of biologics, and although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Failure to comply with these or other FDA requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, possible civil or criminal penalties or other negative consequences, including adverse publicity.

We will rely, and expect to continue to rely, on third-parties for the production of clinical and commercial quantities of our products. Our collaborators may also utilize third-parties for some or all of a product we are developing with such collaborator. Manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to a Section 505(b)(1) NDA filing or an Abbreviated NDA, or ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA’s findings with respect to certain pre-clinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. For some drugs, the FDA may require risk evaluation and mitigation strategies, or REMS, which could include medication guides, physician communication plans, or restrictions on distribution and use, such as limitations on who may prescribe the drug or where it may be dispensed or administered.

To the extent that a Section 505(b)(2) NDA relies on clinical trials conducted for a previously approved drug product or the FDA’s prior findings of safety and effectiveness for a previously approved drug product, the Section 505(b)(2) applicant must submit patent certifications in its Section 505(b)(2) application with respect to any patents for the previously approved product on which the applicant’s application relies that are listed in the Orange Book. Specifically, the applicant must certify for each listed patent that, in relevant part, (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is not sought until after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the proposed new product. A certification that the new product will not infringe the previously approved product’s listed patent or that such patent is invalid or unenforceable is known as a Paragraph IV certification. If the applicant does not challenge one or more listed patents through a Paragraph IV certification, the FDA will not approve the Section 505(b)(2) NDA application until all the listed patents claiming the referenced product have expired. Further, the FDA will also not approve, as applicable, a Section 505(b)(2) NDA application until any non-patent exclusivity, such as, for example, five-year exclusivity for obtaining approval of a new chemical entity, three year exclusivity for an approval based on new clinical trials, or pediatric exclusivity, listed in the Orange Book for the referenced product, has expired.

If the Section 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the Section 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement suit against the Section 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement lawsuit within 45 days of receipt of the notification regarding a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest to occur of 30 months beginning on the date the patent holder receives notice, expiration of the patent, settlement of the lawsuit, or until a court deems the patent unenforceable, invalid or not infringed. Even if a patent infringement claim is not brought within the 45-day period, a patent infringement claim may be brought under traditional patent law, but it does not invoke the 30-month stay. Moreover, in cases where a Section 505(b)(2) application containing a Paragraph IV certification is submitted after the fourth year of a previously approved drug’s five year exclusivity period and the patent holder brings suit within 45 days of notice of certification, the 30-month period is automatically extended to prevent approval of the Section 505(b)(2) application until the date that is seven and one-half years after approval of the previously approved reference product. The court also has the ability to shorten or lengthen either the 30 month or the seven and one-half year period if either party is found not to be reasonably cooperating in expediting the litigation.

As a result, we may invest a significant amount of time and expense in the development of a product and our Section 505(b)(2) applications only to be subject to significant delay and patent litigation before our product may be commercialized. Alternatively, if the prior NDA applicant or relevant patent holder does not file a patent infringement lawsuit within the specified 45-day period, the FDA may approve the Section 505(b)(2) application at any time, assuming the application is otherwise approvable.

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit.

We intend to pursue a Section 505(b)(2) regulatory filing in connection with our Epinephrine PFS product, APC-1000, APC-3000, and APC-5000 DPI products and product candidates. Accordingly, if we rely in our regulatory filing on clinical trials conducted, or the FDA’s prior findings of safety and effectiveness, for a previously approved drug product that involves patents referenced in the Orange Book, then we will need to make the patent certifications or the Paragraph IV certification described above. If we make a Paragraph IV certification and the holder of the previously approved product that we referenced in our application initiates patent litigation within the time periods described above, then we will be subject to the risks of patent litigation, with the accompanying delay described above and potentially material expense of patent litigation, before we could commercially market our product.

In addition, even if we submit a 505(b)(2) application, such as we have submitted for the Epinephrine PFS product and as we may submit for other future products, that relies on clinical trials conducted for a previously approved product where there are no patents for such other product with respect to which we have to provide certifications, we are subject to the risk that the FDA could disagree with our reliance on the particular previously approved product that we chose to rely on, conclude that such previously approved product is not an acceptable reference product, and require us instead to reference another previously approved product that involves patents referenced in the Orange Book, requiring us to make the certifications described above and subjecting us to the risks of delay and expense described above.

Regulation Outside the United States

If we market our products in foreign countries, we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required for FDA approval. There is no assurance that any future FDA approval of any of our clinical trials or drugs will result in similar foreign approvals or vice versa.

Additional Regulation

Third-Party Reimbursement

In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payors, principally private health insurance plans, Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. Even if a product is approved for marketing by the FDA, there is no assurance that third-party payors will cover the cost of the product and related medical procedures. If they do not, end-users of the drug would not be eligible for any reimbursement of the cost, and our ability to successfully market any such drug would be materially and adversely impacted.

Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis. In many foreign markets, including markets in which we hope to sell our products, the pricing of prescription pharmaceuticals is subject to government pricing control. In these markets, once marketing approval is received, pricing negotiations could take significant additional time. As in the United States, the lack of satisfactory reimbursement or inadequate government pricing of any of our products would limit their widespread use and lower potential product revenues.

Fraud and Abuse Laws

Federal and state anti-kickback and anti-fraud and abuse laws, as well as the federal Civil False Claims Act may apply to certain drug and device research and marketing practices. The Civil False Claims Act prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the United States. Actions under the Civil False Claims Act may be brought by the Attorney General or by a private individual acting as an informer or whistleblower in the name of the government. Violations of the Civil False Claims Act can result in significant monetary penalties. The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of healthcare providers, suppliers and drug and device manufacturers throughout the country for a wide variety of drug and device marketing and research practices, and has obtained multi-million dollar settlements. The federal government may continue to devote substantial resources toward investigating healthcare providers’, suppliers’ and drug and device manufacturers’ compliance with the Civil False Claims Act and other fraud and abuse laws. We may have to expend significant financial resources and management attention if we ever become the focus of such an investigation, even if we are not guilty of any wrong doings.

HIPAA

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of standard transactions, privacy and security standards and other administrative simplification provisions, by covered entities which include many healthcare providers, health plans and healthcare clearinghouses. HIPAA instructs the Secretary of the Department of Health and Human Services to promulgate regulations implementing these standards in the United States.

Other Laws

We are also subject to other federal, state and local laws of general applicability, such as laws regulating working conditions, and various federal, state and local environmental protection laws and regulations, including laws such as the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other similar federal and state laws regarding, among other things, occupational safety, the use and handling of radioisotopes, environmental protection and hazardous substance control. Although we believe that we have complied with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development activities may involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials and biological materials that have the potential to transmit disease, and our operations may produce hazardous waste products. If we fail to comply with these laws and regulations we could be subjected to criminal sanctions and substantial financial liability or be required to suspend or modify our operations. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources.

License Agreements

Agreement Relating to APC-5000 DPI

On August 1, 2013, we entered into an agreement with 3M Company to exclusively license and, upon final payment acquire, assets relating to 3M Company’s patented Taper dry powder inhaler, or DPI, technology under development by 3M for the treatment of asthma and COPD. Pursuant to the agreement, we made an initial payment of $3.0 million to 3M and acquired an exclusive license to the assets for all indications in the dry powder inhalation field through December 31, 2013, and on December 27, 2013, we made a final payment to 3M of $7.0 million and the assets were transferred to us, with Adamis granting back to 3M a license to the intellectual property assets outside of the dry powder inhalation field. The intellectual property includes patents, patent applications and other intellectual property relating to the assets.

Pursuant to the agreement, after full payment of the purchase price 3M has agreed to provide certain services to assist with transfer and transition of the assets to us. The agreement includes certain other customary provisions, including representations and warranties, warranty disclaimers and indemnification provisions.

We intend to utilize the assets initially to develop a pre-metered inhaler device, referred to as APC-5000 DPI, for the treatment of asthma and COPD to deliver the same active ingredients as GlaxoSmithKline’s Advair Diskus.

The design of the APC-5000 DPI uses proprietary 3M technology to store the active pharmaceutical ingredients on a microstructured carrier tape. Under the agreement, 3M and Adamis have agreed to work in good faith to negotiate and enter into a separate supply agreement providing for the supply of the drug delivery tape to be used with the product.

License Agreements Relating to APC-100, APC-200 and APC-300

Pursuant to an agreement entered into in February 2010, a privately held company assigned to us all of its rights under exclusive license agreements relating to the APC-100, APC-200 and APC-300 product candidates, in return for consideration consisting of shares of our common stock. Under the license agreement, Wisconsin Alumni Research Foundation, or WARF, is the licensor of the patents, patent applications and related intellectual property relating to the compounds. Under each separate agreement, WARF grants to us, as the licensee, an exclusive license, with rights of sublicense, under the patents and patent applications identified in the agreement, for the fields of human nutraceuticals, preventatives, therapeutics and diagnostics and for all territories worldwide that are covered by any of the licensed patents.

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

For the first indication of a licensed product, we will make payments upon reaching specified milestones in clinical development and obtaining U.S. regulatory approval for a licensed product, potentially aggregating approximately $1.87 million if all milestone payments are made, including obtaining U.S. regulatory approval for a licensed product. Similar payments apply to the second indication of a licensed product. The agreement also provides that we will pay the universities royalties, in the low single digits, payable on net sales of licensed products. The agreement includes customary provisions for adjusting the royalty rate in the case of a combination product that includes a licensed product and other products or product components. The agreement includes customary royalty stacking provisions providing for a reduction in the royalty rate if we are required to pay royalties to other third parties to acquire patent rights necessary to make, use or sell licensed products, up to one-half of the amounts otherwise due to the universities.

If we enter into sublicenses of the licensed technology, then a portion of the sublicense fees received by us from the sublicensee is payable to the universities, with the exact percentage depending on the time during the product development, clinical trials and regulatory approval process that the sublicense is entered into. If we receive product royalty payments from sublicensees, we are obligated to pay a percentage of those fees to the universities, with the exact percentage depending on the status of product development and commercialization. Following commercial sales of a licensed product, the agreement provides for minimum annual royalties to the universities, with an increased amount starting with the third full year of sales. We are responsible for payment of patent costs relating to the licensed patents, including patent costs previously incurred by the universities. In the agreement, we agree to diligently proceed with the development, manufacture and sale of licensed products, and to satisfy certain development and regulatory submission milestones by certain dates. Failure to satisfy these obligations permits the universities to either terminate the license agreement or convert the license to a non-exclusive license. The universities may terminate the agreement if we fail to perform or violate any term of the agreement and do not cure the default within 60 days of notice. We may terminate the agreement upon 90 days’ notice to the universities.

License Agreement Relating to Vaccine Technologies

On July 28, 2006, for consideration consisting of shares of our common stock and a $55,000 initial license fee, we entered into a worldwide exclusive license agreement with Nevagen, LLC, an entity owned by Dr. Zanetti, to utilize technology held by Nevagen within the field of viral infectious agents. The licensed intellectual property includes the use of the technology known as “Transgenic Lymphocyte Technology” covered by certain U.S. and foreign patents and patent applications. The license will terminate with the expiration of the U.S. patent for the intellectual property.

For the first product, we will make payments upon reaching specified milestones in clinical development and submission of an application regulatory approval, potentially aggregating $900,000 if all milestone payments are made. As of the date of this Annual Report on Form 10-K, no milestones have been achieved and no milestone payments have been made. The agreement also provides that we will pay Nevagen royalties, in the low single digits, payable on net sales received by us of covered products. If additional technologies are required to be licensed to produce a functional product, the royalty rate will be reduced by the amount of the royalty paid to the other licensor, but not more than one-half the specified royalty rate. Royalties and incremental payments with respect to influenza will continue until reaching a cumulative total of $10.0 million.

Adamis and Nevagen have the right to sublicense with written permission of the other party. In the event that Nevagen sublicenses or sells the improved technology to a third party, then a portion of the total payments, to be decided by mutual agreement, will be due to us. If we sublicense the intellectual property for use in influenza to a third party, Nevagen will be paid a fixed percentage of all license fees, royalties, and milestone payments, in addition to royalties due and payable based on net sales.

If we grant a sublicense to another company for any indication in the field covered by the license agreement other than with respect to influenza, Nevagen will be paid a portion of all license fees, royalties and milestone payments, with the percentage declining over time based on the year in which the sublicense is granted. Certain incremental non-flu virus related sublicensing payments described in the license agreement are specifically excluded from the royalty cap.

All improvements of the intellectual property conceived of, or reduced to practice by us, or made jointly by us and Nevagen, will be owned solely by us. We granted Nevagen a royalty-free nonexclusive license to use any improvements made on the existing technology for research purposes only, but not for any commercial purposes of any kind. We have agreed to grant to Nevagen a royalty-free license for any improvement needed for the commercialization of the intellectual property for Nevagen’s use outside the field licensed to us. If Nevagen sublicenses or sells the improved technology to a third party, then a portion of the total payments, to be decided by mutual agreement, will be due to us. We also have the right of first offer to license certain related technologies from Nevagen, if and when it becomes available.

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

Employees

As of May 31, 2014, we had nine full-time employees and no part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

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

Our principal executive offices are located at 11682 El Camino Real, Suite 300, San Diego, CA 92130, and our telephone number is (858) 997-2400. Our website address is: www.adamispharmaceuticals.com. We have included our website address as a factual reference and do not intend it to be an active link to our website.

ITEM 1A.	RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business. Our business, financial condition, results of operations and future prospects could be materially and adversely affected by these risks if any of them actually occurs. In these circumstances, the market price of our common stock would likely decline. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business.

Risks Related to Our Business, Industry and Financial Condition

We may never commercialize any of our products or earn a profit.

We have not received regulatory approval for any drugs or products. Since our fiscal 2010 year, we have not generated commercial revenues from marketing or selling any drugs or other products. We currently have no revenues from product sales, have not generated any revenue from operations for the last four fiscal years, and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our product candidates and technologies. We may never be able to commercialize any of our product candidates or be able to generate revenues from products sales. Because of the risks and uncertainties associated with developing and commercializing our specialty pharmaceuticals, cancer and other product candidates, we are unable to predict when we may commercially introduce products, the extent of any future losses or when we will become profitable, if ever. We may never successfully commercialize our product candidates, and our business may fail.

Our auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our audited financial statements for the year ended March 31, 2014, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2014 and 2013, indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in our continuing operations, and that these factors raise substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We will require additional financing to continue as a going concern.

We incurred a net loss of approximately $8.2 million for the year ended March 31, 2014, and a net loss of approximately $7.2 million for the year ended March 31, 2013. At March 31, 2014, we had cash and cash equivalents of approximately $5.4 million, no accounts receivable and liabilities of approximately $2.9 million. Absent additional funding, we believe that our cash and cash equivalents will be sufficient to fund our operations only for a relatively short period of time. The development of our business will require substantial additional capital in the future to commercialize our Epinephrine PFS product, proceed with development of the APC-5000 DPI product, and conduct research and develop our cancer and vaccine technologies and other product candidates, as well as to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon private sales of our equity or debt securities to fund our operations. We currently have no credit facility or committed sources of capital. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

Statements in this Annual Report on Form 10-K concerning our future plans and operations are dependent on our ability to secure adequate funding and the absence of unexpected delays or adverse developments. We may not be able to secure required funding.

The statements contained in this Annual Report on Form 10-K concerning future events or developments or our future activities, such as concerning current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated meetings with the FDA or other regulatory authorities concerning our product candidates, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities in a timely manner. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain sufficient funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring which could adversely affect our business, financial condition and results of operations.

We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

We incurred net losses of approximately $8.2 million for the year ended March 31, 2014, and a net loss of approximately $7.2 million for the year ended March 31, 2013. From inception through March 31, 2014, we have an accumulated deficit of approximately $46.1 million. These losses will increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenues and profitability from sales of products.

There can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis. Even if we generate revenues, we expect to have quarter-to-quarter fluctuations in revenues and expenses, some of which could be significant, due to research, development, clinical trial, marketing and manufacturing expenses and activities. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our products do not achieve market acceptance, we may never become profitable. As we commercialize and market products, we will need to incur expenses for product marketing and brand awareness and conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, could result in substantial operating losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our limited operating history may make it difficult to evaluate our business and our future viability.

We are in the relatively early stage of operations and development of current products and product candidates and have only a limited operating history on which to base an evaluation of our business and prospects. Even if we successfully obtain additional funding, we are subject to the risks associated with early stage companies with a limited operating history, including: the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; regulatory setbacks and delays; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; fluctuations in expenses; and dependence on corporate partners and collaborators. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

Many of our potential products and technologies are in early stages of development.

The development of new pharmaceutical products is a highly risky undertaking, and there can be no assurance that any future research and development efforts we might undertake will be successful. Our potential products in the cancer and viral fields will require extensive additional research and development before any commercial introduction, as will research and development work on our allergy and respiratory products. There can be no assurance that any future research, development or clinical trial efforts will result in viable products or meet efficacy standards. Future clinical or preclinical results may be negative or insufficient to allow us to successfully market our product candidates. Obtaining needed data and results may take longer than planned or may not be obtained at all. Any such delays or setbacks could have a material adverse effect on our ability to achieve our financial goals.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain, or may experience delays in obtaining, regulatory approval, or may not be successful in commercializing our planned and future products.

Like many companies our size, we do not have the ability to conduct preclinical or clinical studies for our product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities and clinical research organizations, or CROs, that have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as associated tasks connected with these studies. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions. We intend to rely on third parties to conduct clinical trials of our product candidates and to use third party toxicology facilities and CROs for our pre-clinical and clinical studies. We may also rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products.

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

The actual timing of commencement and completion of clinical trials can vary dramatically from our anticipated timing due to factors such as funding limitations, scheduling conflicts with participating clinicians and clinical institutions, and the rate of patient enrollment. Clinical trials involving our product candidates may not commence or be completed as forecast. Delays in the commencement or completion of clinical testing could significantly impact our product development costs. We do not know whether current or planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining required funding;
•	obtaining regulatory approval to commence a clinical trial;
•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;
•	obtaining sufficient quantities of clinical trial materials for product candidates;
•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and
•	recruiting participants for a clinical trial.

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

Furthermore, enrolled participants may drop out of clinical trials, which could impair the validity or statistical significance of the clinical trials. A number of factors can influence the discontinuation rate, including, but not limited to: the inclusion of a placebo in a trial; possible lack of effect of the product candidate being tested at one or more of the dose levels being tested; adverse side effects experienced, whether or not related to the product candidate; and the availability of numerous alternative treatment options that may induce participants to withdraw from the trial.

We may be required to suspend, repeat or terminate our clinical trials if the trials are not well designed, do not meet regulatory requirements or the results are negative or inconclusive, which may result in significant negative repercussions on business and financial condition.

Before regulatory approval for a potential product can be obtained, we must undertake clinical testing on humans to demonstrate the tolerability and efficacy of the product. We cannot assure you that we will obtain authorization to permit product candidates that are in the preclinical development phase to enter the human clinical testing phase. In addition, we cannot assure you that any authorized preclinical or clinical testing will be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. We cannot assure you that such testing will show potential products to be safe and efficacious or that any such product will be approved for a specific indication. Further, the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. In addition, we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks.

We are subject to the risk of clinical trial and product liability lawsuits.

The testing of human health care product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability and associated adverse publicity. We currently maintain liability insurance coverage of $1,000,000. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. As we conduct additional clinical trials and introduce products into the United States market, the risk of adverse events increases and our requirements for liability insurance coverage are likely to increase. We are subject to the risk that substantial liability claims from the testing or marketing of pharmaceutical products could be asserted against us in the future. There can be no assurance that we will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit our business.

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

These problems can include difficulties with production costs and yields, quality control (including stability of the product candidate and quality assurance testing), shortages of qualified personnel, and compliance with strictly enforced federal, state and foreign regulations. If our third-party contract manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations or under applicable regulations, our ability to provide product candidates to patients in our clinical trials or commercially would be jeopardized. If we file an application for marketing approval of the product and the FDA grants marketing approval, any delay or interruption in the supply of product could delay the commercial launch of the product or impair our ability to meet demand for the product. Difficulties in supplying products for clinical trials could increase the costs associated with our clinical trial programs and, depending upon the period of delay, require us to commence new trials or qualify new manufacturers at significant additional expense, possibly causing commercial delays or termination of the trials.

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

We need FDA approval to market our proposed Epinephrine PFS product and other products in the United States, and similar approvals from foreign regulatory authorities to market products outside the United States. The production and marketing of our products and potential products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States and will face similar regulation and review for overseas approval and sales from governmental authorities outside of the United States. The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of our products, as well as the evaluation of manufacturing processes and contract manufacturers’ facilities, is lengthy, expensive and uncertain. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals. Many of the product candidates that we are currently developing must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, more difficult and more costly to bring our potential products to market, and we cannot guarantee that any of our potential products will be approved. Many products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we or our collaboration partners do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

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

Following regulatory approval of any of our drug candidates, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our potential products.

With regard to our drug candidates, if any, approved by the FDA or by another regulatory authority, we are held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the drug candidates. Potentially costly follow-up or post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Previously unknown problems with the drug candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market. In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.

We intend to pursue Section 505(b)(2) regulatory approval filings with the FDA for our products where applicable. Such filings involve significant costs, and we may also encounter difficulties or delays in obtaining regulatory approval for our products.

We intend to pursue a Section 505(b)(2) regulatory filing with the FDA in connection with our Epinephrine PFS, APC-1000, APC-3000 and APC-5000 DPI products and product candidates. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

To the extent that a Section 505(b)(2) NDA relies on clinical trials conducted for a previously approved drug product or the FDA’s prior findings of safety and effectiveness for a previously approved drug product, the Section 505(b)(2) applicant must submit patent certifications in its Section 505(b)(2) application with respect to any patents for the previously approved product on which the applicant’s application relies and that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Specifically, the applicant must certify for each listed patent that, in relevant part, (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is not sought until after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the proposed new product. A certification that the new product will not infringe the previously approved product’s listed patent or that such patent is invalid or unenforceable is known as a Paragraph IV certification. If the applicant does not challenge one or more listed patents through a Paragraph IV certification, the FDA will not approve the Section 505(b)(2) NDA application until all the listed patents claiming the referenced product have expired.

If the Section 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the Section 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement suit against the Section 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement lawsuit within 45 days of receipt of the notification regarding a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest to occur of 30 months beginning on the date the patent holder receives notice, expiration of the patent, settlement of the lawsuit, or until a court deems the patent unenforceable, invalid or not infringed.

If we rely in our Section 505(b)(2) regulatory filings on clinical trials conducted, or the FDA’s prior findings of safety and effectiveness, for a previously approved drug product that involves patents referenced in the Orange Book, then we will need to make the patent certifications or the Paragraph IV certification described above. If we make a Paragraph IV certification and the holder of the previously approved product that we referenced in our application initiates patent litigation within the time periods described above, then any FDA approval of our 505(b)(2) application would be delayed until the earlier of 30 months, resolution of the lawsuit, or the other events described above. Accordingly, our anticipated dates of commercial introduction of our Epinephrine PFS product and or other products would be delayed. In addition, we would incur the expenses, which could be material, involved with any such patent litigation. As a result, we may invest a significant amount of time and expense in the development of our product only to be subject to significant delay and patent litigation before our product may be commercialized, if at all.

In addition, even if we submit a Section 505(b)(2) application, such as we have submitted for the Epinephrine PFS product and as we may submit for other future products, that relies on clinical trials conducted for a previously approved product where there are no patents referenced in the Orange Book for such other product with respect to which we have to provide certifications, we are subject to the risk that the FDA could disagree with our reliance on the particular previously approved product that we chose to rely on, conclude that such previously approved product is not an acceptable reference product, and require us instead to rely as a reference product on another previously approved product that involves patents referenced in the Orange Book, requiring us to make the certifications described above and subjecting us to additional delay, expense and the other risks described above.

If we fail to obtain acceptable prices or appropriate reimbursement for our products, our ability to successfully commercialize our products will be impaired.

Government and insurance reimbursements for healthcare expenditures play an important role for all healthcare providers, including physicians and pharmaceutical companies such as Adamis, that plan to offer various products in the United States and other countries in the future. Physicians and patients may decide not to order our products unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the price of the products. Market acceptance and sales of our products and potential products will depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. In the United States, our ability to have our products eligible for Medicare, Medicaid or private insurance reimbursement will be an important factor in determining the ultimate success of our products. If, for any reason, Medicare, Medicaid or the insurance companies decline to provide reimbursement for our products, our ability to commercialize our products would be adversely affected.

Third-party payors may challenge the price of medical and pharmaceutical products. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that our product candidates are:

•	not experimental or investigational;
•	effective;
•	medically necessary;
•	appropriate for the specific patient;
•	cost-effective;
•	supported by peer-reviewed publications; and
•	included in clinical practice guidelines.

If purchasers or users of our products and related treatments are not able to obtain appropriate reimbursement for the cost of using such products, they may forego or reduce such use. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products, and there can be no assurance that adequate third-party coverage will be available for any of our products. Even if our products are approved for reimbursement by Medicare, Medicaid and private insurers, of which there can be no assurance, the amount of reimbursement may be reduced at times or even eliminated. This would have a material adverse effect on our business, financial condition and results of operations.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In both the United States and certain foreign jurisdictions, there have been and are expected to be a number of legislative and regulatory changes to the healthcare system in ways that could impact our ability to sell our products profitably, including the Patient Protection and Affordable Care Act signed into law in the United States in March 2010. Given the enactment of these laws and other federal and state legislation and regulations relating to the healthcare system, it is still too early to determine their impact on the biotechnology and pharmaceutical industries and our business. The U.S. Congress continues to consider issues relating to the healthcare system, and future legislation or regulations may affect our ability to market and sell products on favorable terms, which would affect our results of operations, as well as our ability to raise capital, obtain additional collaborators or profitably market our products. Such legislation or regulation may reduce our revenues, increase our expenses or limit the markets for our products. In particular, we expect to experience pricing pressures in connection with the sale of our products due to the influence of health maintenance and managed health care organizations and additional legislative proposals.

We have limited sales, marketing and distribution experience.

We have limited experience in the sales, marketing, and distribution of pharmaceutical products. There can be no assurance that we will be able to establish sales, marketing, and distribution capabilities or make arrangements with our current collaborators or others to perform such activities or that such efforts will be successful. If we decide to market any products directly, we must either acquire or internally develop a marketing and sales force with technical expertise and with supporting distribution capabilities. The acquisition or development of a sales, marketing and distribution infrastructure would require substantial resources, which may not be available to us or, even if available, could divert the attention of our management and key personnel and have a negative impact on further product development efforts.

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

If our potential products are unable to compete effectively with current and future products targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated.

The markets for epinephrine products, our proposed APC-5000 inhaler product and other allergy and respiratory products, and cancer and vaccine products, are intensely competitive and characterized by rapid technological progress. We face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide. Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities, than we do. Certain companies have established technologies that may be competitive with our product candidates and any future products that we may develop or acquire. Some of these products may use different approaches or means to obtain results, which could be more effective or less expensive than our products for similar indications. In addition, many of these companies have more experience than we do in pre-clinical testing, clinical trials and manufacturing of compounds, obtaining FDA and foreign regulatory approvals, and brand name exposure and expertise in sales and marketing. We also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields.

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

Our product candidates may not gain acceptance among physicians, patients, or the medical community, thereby limiting our potential to generate revenues, which will undermine our future growth prospects.

Even if our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, health care professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

•	the ability to provide acceptable evidence of safety and efficacy;
•	pricing and cost effectiveness, which may be subject to regulatory control;
•	our ability to obtain sufficient third-party insurance coverage or reimbursement;
•	effectiveness of our or our collaborators’ sales and marketing strategy;
•	relative convenience and ease of administration;
•	the prevalence and severity of any adverse side effects; and
•	availability of alternative treatments.

If any product candidate that we develop does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide some additional patient benefit over the current standard of care, that product will not achieve market acceptance and we will not generate sufficient revenues to achieve profitability.

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

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technologies and products. The patents and patent applications in our existing patent portfolio are either owned by us or licensed to us. Our ability to protect our product candidates from unauthorized use or infringement by third parties depends substantially on our ability to obtain and maintain, or license, valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions for which important legal principles are unresolved.

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

In addition, many other organizations are engaged in research and product development efforts that may overlap with our products. Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us. These rights may prevent us from commercializing technology, or may require us to obtain a license from the organizations to use the technology. We may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, and we cannot be sure that the patents underlying any such licenses will be valid or enforceable. As with other companies in the pharmaceutical industry, we are subject to the risk that persons located in other countries will engage in development, marketing or sales activities of products that would infringe our patent rights if such activities were conducted in the United States.

Our patents also may not afford protection against competitors with similar technology. We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our products or by covering the same or similar technologies that may affect our ability to market or license our product candidates. Many companies have encountered difficulties in protecting and defending their intellectual property rights in foreign jurisdictions. If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in either the United States or foreign jurisdictions, our business prospects could be substantially harmed. In addition, because of funding limitations and our limited cash resources, we may not be able to devote the resources that we might otherwise desire to prepare or pursue patent applications, either at all or in all jurisdictions in which we might desire to obtain patents, or to maintain already-issued patents.

We may become involved in patent litigations or other intellectual property proceedings relating to our future product approvals, which could result in liability for damages or delay or stop our development and commercialization efforts.

The pharmaceutical industry has been characterized by significant litigation and other proceedings regarding patents, patent applications, and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include any third parties initiating litigation claiming that our products infringe their patent or other intellectual property rights; in such case, we will need to defend against such proceedings. For example, the field of generic pharmaceuticals is characterized by frequent litigation that occurs in connection with the regulatory filings under Section 505(b)(2) of the FDCA and attempts to invalidate the patent of the reference drug.

The costs of resolving any patent litigation or other intellectual property proceeding, even if resolved in our favor, could be substantial. Many of our potential competitors will be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other intellectual property proceedings may also consume significant management time.

In the event that a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be costly, difficult, and time-consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patent or other intellectual property rights against a challenge. If we are unsuccessful in enforcing and protecting our intellectual property rights and protecting our products, it could materially harm our business.

We depend on our officers. If we are unable to retain our key employees or to attract additional qualified personnel, our product operations and development efforts may be seriously jeopardized.

Our success will be dependent upon the efforts of a small management team and staff, including Dennis J. Carlo, Ph.D., our chief executive officer. The employment of Dr. Carlo may be terminated at any time by either us or Dr. Carlo. We currently do not have key man life insurance policies covering any of our executive officers or key employees. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the operation of our business. Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel. If we are unable to attract new employees and retain existing key employees, the development and commercialization of our product candidates could be delayed or negatively impacted.

We may experience difficulties in managing growth.

We are a small company. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of our products and technologies. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our clinical studies effectively;
•	integrate additional management, administrative, manufacturing and regulatory personnel;
•	maintain sufficient administrative, accounting and management information systems and controls; and
•	hire and train additional qualified personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results.

There are significant limitations on our ability in the future to utilize any net operating loss carry forwards for federal and state income tax purposes.

At March 31, 2014, we had net operating loss carry forwards of approximately $129 million and $58 million for federal and state purposes, respectively. The net operating loss carry forwards expire through the year 2031. At March 31, 2014, we also had research and development credit carry forwards of approximately $2.8 million and $200,000 for federal and state purposes, respectively. The federal credits expire through the year 2027 and the state credits expire through the year 2019. The Tax Reform Act of 1986, as amended, or the TRA, provides for a limitation on the annual use of net operating loss and research and development tax credit carry forwards following certain ownership changes that could limit our ability to utilize these carry forwards. We most likely have experienced various ownership changes, as defined by the TRA, as a result of past financings and merger transactions. Accordingly, our ability to utilize some of all of these carry forwards is likely limited. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, and as a result we may not be able to take full advantage of these carry forwards for federal income tax purposes.

Risks Related to Our Common Stock

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.

Provisions of our restated certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us, even if a change of control would benefit our stockholders. For example, shares of our preferred stock may be issued in the future without further stockholder approval, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine, including, for example, rights to convert into our common stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future. The issuance of our preferred stock could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage those investors from acquiring a majority of our common stock. Similarly, our bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations. The existence of these charter provisions could have the effect of entrenching management and making it more difficult to change our management. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, unless one or more exemptions from such provisions apply. These provisions under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future.

The price of our common stock may be volatile.

The market price of our common stock may fluctuate substantially. For example, from April 2012 to June 17, 2014, the market price of our common stock, adjusted retroactively to give effect to our 1-for-17 reverse split of the common stock in December 2013, has fluctuated between $3.74 to $17.85. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
•	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
•	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
•	the results and timing of regulatory reviews relating to the approval of our product candidates;
•	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	the results of clinical trials conducted by others on products that would compete with our product candidates;
•	issues in manufacturing our product candidates or any approved products;
•	the loss of key employees;
•	the introduction of technological innovations or new commercial products by our competitors;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	future sales of our common stock;
•	period-to-period fluctuations in our financial results;
•	publicity or announcements regarding regulatory developments relating to our products;
•	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
•	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
•	our filing for protection under federal bankruptcy laws;
•	a negative outcome in any litigation or potential legal proceeding; or
•	other potentially negative financial announcements, such as a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

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

Trading of our common stock is limited.

Trading of our common stock is limited, and trading restrictions imposed on us by applicable regulations may further reduce our trading, making it difficult for our stockholders to sell their shares.

Prior to the listing of our common stock on the NASDAQ Capital Market, trading of our common stock was conducted on the OTCQB. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all.

The foregoing factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and as a result, the trading price of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his or her investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the price at which our common stock will trade at any given time.

Our common stock may become subject to additional trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock. If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Prior to the listing of our common stock on the NASDAQ Capital Market, our common stock was traded on the OTCQB. The OTCQB, the OTC Bulletin Board and Pink Sheets are viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

Unless our common stock is listed on a national securities exchange, such as the NASDAQ Capital Market, our common stock may also be subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share, and that are not otherwise exempted from the definition of a penny stock under other exemptions provided for in the applicable regulations. The following is a list of the general restrictions on the sale of penny stocks:

•	Before the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser’s financial condition and investment experience and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding and obtain the purchaser’s signature on such statement.
•	A broker-dealer must obtain from the purchaser an agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.”
•	The Securities Exchange Act of 1934, or the Exchange Act, requires that before effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.
•	A dealer that sells penny stock must send to the purchaser, within 10 days after the end of each calendar month, a written account statement including prescribed information relating to the security.

These requirements can severely limit the liquidity of securities in the secondary market because fewer brokers or dealers are likely to be willing to undertake these compliance activities. If our common stock is not listed on a national securities exchange, the rules and restrictions regarding penny stock transactions may limit an investor’s ability to sell to a third party and our ability to raise additional capital. We make no guarantee that market-makers will make a market in our common stock, or that any market for our common stock will continue.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of March 31, 2014, our directors, executive officers and their respective affiliates owned approximately 23% of our outstanding shares of common stock and our largest stockholder owned approximately 16% of the outstanding shares of our common stock. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures, and that our internal controls over financial reporting, were ineffective as of March 31, 2014, which could result in material misstatements in our financial statements. If we continue to fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline and raising capital could be more difficult.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of March 31, 2014, our management determined that our disclosure controls and procedures were ineffective, and that there was a material weakness in our internal controls over financial reporting, due to insufficient segregation of duties in our finance and accounting function because of limited personnel, based on the absence of finance and accounting personnel other than the Chief Financial Officer. This resulted in not ensuring appropriate segregation of duties between incompatible functions, and made it more difficult to ensure review of financial reporting issues sufficiently in advance of the dates on which filings are required to be made with the SEC and to ensure that financial information is adequately analyzed and reviewed on a timely basis to detect misstatements. These above deficiencies represent a material weakness in our internal control over financial reporting given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. In addition, management determined that our disclosure controls and procedures, and that our internal controls over financial reporting, had several significant deficiencies which did not rise to the level of material weaknesses. Because the material weaknesses and significant deficiencies identified by our management will require significant financial resources to address, we expect to continue to experience these material weaknesses and significant deficiencies for the foreseeable future.

We intend to address the weaknesses identified above by increasing the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures and internal control procedures; where possible preparing and reviewing SEC filings farther in advance of required filing dates; and when funding is available, hiring additional finance and accounting personnel. Nevertheless, there can be no assurances that we will have enough financial resources to remedy our current material weaknesses and significant deficiencies.

If remedial measures that we intend to take are insufficient to address the ineffectiveness of our disclosure controls and procedures and our internal controls over financial reporting, or if other material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, and we could become subject to class action litigation. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decline.

Our stockholders may experience significant dilution as a result of any additional financing using our securities, as the result of the exercise or conversion of our outstanding securities.

We will need to raise significant additional capital in order to maintain and continue our operations. To the extent that we raise additional funds by issuing equity securities or securities convertible into or exercisable for equity securities, our stockholders may experience significant dilution. In addition, conversion or exercise of other outstanding options, warrants or convertible securities could result in there being a significant number of additional shares outstanding and dilution to our stockholders. Certain of our outstanding securities include anti-dilution provision providing that, with certain exceptions, if we issue shares of common stock or options, warrants, convertible securities or other common stock equivalents, at an effective price per share less than the conversion or exercise price of such securities, the conversion or exercise price of such securities (and, in certain circumstances, the number of shares issuable upon exercise or conversion of such securities) will be adjusted downward to equal the per share price of the securities issued in such transaction, entitling the holders to pay a lower per share exercise price and/or to acquire a larger number of shares upon exercise or conversion of such securities, which could result in dilution to our stockholders. As a result, sale of additional equity or convertible securities at prices below certain levels could trigger anti-dilution provisions with respect to certain securities we have previously sold. In addition, if additional funds are raised through the issuance of preferred stock, holders of preferred stock would likely have rights that are senior to the rights of holders of our common stock, and the agreements relating to any such issuance could contain covenants that would restrict our operations.

We have not paid cash dividends on our common stock in the past and do not expect to pay cash dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a stockholder’s investment will only occur if our stock price appreciates.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

There have been and may continue to be periods when our common stock could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, conversion of outstanding convertible notes or exercise of outstanding warrants and sale of the shares issuable upon conversion of such notes or exercise of such warrants, or other events that cause stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, the market price of our common stock could decline. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Sales of additional equity securities may adversely affect the market price of our common stock.

We expect to incur research, development and selling, general and administrative costs, and to satisfy our funding requirements we will need to sell additional equity securities, which may be subject to registration rights, and warrants with anti-dilutive protective provisions. The sale or the proposed sale of substantial amounts of our common stock or other equity securities in the public markets may adversely affect the market price of our common stock, and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon the sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We may never obtain substantial research coverage by industry or financial analysts. If no or few analysts commence or continue coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our restated certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal headquarters consisting of approximately 7,525 square feet of leased premises is located at 11682 El Camino Real, Suite 300, San Diego, CA 92130. The Company occupies this space pursuant to a sublease agreement with a term that expires November 30, 2014; rent during the term is $15,050 per month. The Company has entered into a lease agreement to lease the same space with a term commencing December 1, 2014. The lease has a basic term expiring four years after the commencement date, and the Company has an option to extend the term of the lease for an additional three years. Rent during the term will be $24,080 per month, with a deposit of $170,000 due in November 2014.

ITEM 3.	LEGAL PROCEEDINGS

We may become involved in or subject to routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business. Any such litigation could divert management time and attention from Adamis, could involve significant amounts of legal fees and other fees and expenses, or could have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the trading symbol “ADMP.” The following table sets forth the range of high and low sales prices for the common stock as reported for the periods indicated below. Through December 12, 2013, our common stock was quoted on the OTCQB under the symbol “ADMP.” The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, may not represent actual transactions, and reflect the 1-for-17 reverse stock split of our common stock that was effected in December 2013.

	High	Low
Fiscal 2013
First Quarter (April 2012 - June 2012)	$13.09	$3.91
Second Quarter (July 2012 - September 2012)	$11.90	$8.16
Third Quarter (October 2012 - December 2012)	$17.85	$9.69
Fourth Quarter (January 2013 - March 2013)	$16.15	$9.86
Fiscal 2014
First Quarter (April 2013 - June 2013)	$12.92	$6.46
Second Quarter (July 2013 - September 2013)	$11.39	$6.46
Third Quarter (October 2013 - December 2013)	$11.90	$3.74
Fourth Quarter (January 2014 - March 2014)	$6.81	$6.21

As of March 31, 2014, there were approximately 96 holders of record common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2014, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders	1,532,320	$6.49	330,299

(1)	Excludes shares issuable upon exercise of restricted stock units, which do not have an exercise price.

(2)	Under the Company’s 2009 Equity Incentive Plan, the number of shares available for issuance under the plan increases automatically increase on January 1st of each year in an amount equal to the lesser of (i) five percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser number of shares of Common Stock determined by the board of directors before the start of a calendar year for which an increase applies.

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during our fiscal year ended March 31, 2014, has previously been reported in reports on Form 10-Q and reports on Form 8-K that we filed during that fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements and accompanying notes of the Company appearing elsewhere in this Report. This discussion of our financial condition and results of operations contains certain statements that are not strictly historical and are “forward-looking” statements and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth in this Item 7, and in the sections entitled “1A. Risk Factors” and “1. Business” in this Report and uncertainties described elsewhere in this Report. All forward-looking statements included in this Report are based on information available to the Company as of the date hereof.

General

Company Overview

We are an emerging pharmaceutical company focused on combining specialty pharmaceuticals and biotechnology to provide innovative medicines for patients and physicians. We are currently primarily focused on our specialty pharmaceutical products. We are currently developing four products in the allergy and respiratory markets, including a dry powder inhaler technology that we recently acquired from 3M Company. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to pursue Section 505(b)(2) New Drug Application, or NDA, regulatory approval filings with the U.S. Food and Drug Administration, or FDA, whenever applicable in order to reduce the time needed to get to market and to save on costs, compared to Section 505(b)(1) NDA filings for new drug products. We also have a number of biotechnology product candidates and technologies, including therapeutic vaccine and cancer product candidates and technologies for patients with unmet medical needs in the global cancer market.

Recent Developments

On May 28, 2014, we submitted a Section 505(b)(2) NDA application to the FDA for approval for sale of our Epinephrine PFS product, for the emergency treatment of acute allergic reactions, including anaphylaxis. In connection with the filing of the application, we paid the required filing fee of $1,084,550.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended March 31, 2014 and 2013 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in its continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of March 31, 2014, we had cash and cash equivalents of approximately $5.4 million, an accumulated deficit of approximately $46.1 million, and liabilities of approximately $2.9 million. We will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein for the year ended March 31, 2014, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations.

Our management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures and delay development or commercialization of some or all of our products. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during fiscal 2015 is expected to be used to satisfy existing obligations and liabilities and working capital needs, to begin building working capital reserves and to fund a number of projects, which may include, without limitation, some or all of the following:

•	continue development and commercialization of our Epinephrine PFS product;
•	continue development of our generic nasal steroid product candidate;
•	continue development of the APC-5000 DPI product candidate;
•	pursue the development of other product candidates that we may develop or acquire;
•	fund clinical trials and seek regulatory approvals;
•	expand research and development activities;
•	access manufacturing, commercialization and sales capabilities;
•	implement additional internal systems and infrastructure;
•	maintain, defend and expand the scope of our intellectual property portfolio; and
•	hire additional management, sales, research, development and clinical personnel.

Results of Operations

Our consolidated results of operations are presented for the fiscal year ending March 31, 2014 and for the fiscal year ending March 31, 2013.

Year Ended March 31, 2014 and Year Ended March 31, 2013

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2014 and 2013 were approximately $3.4 million and $2.0 million, respectively. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, consulting expenses, and employee salaries. Stock based compensation of approximately $670,000, expenses of approximately $113,000 associated with increased headcount, NASDAQ listing charges of approximately $85,000 and costs associated with rent, consulting, legal, accounting and miscellaneous fees primarily accounted for the increase in expenses during the year ended March 31, 2014 compared to the prior year.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $1.0 million and $1.2 million for the fiscal years ended March 31, 2014 and 2013, respectively, which were expensed. The decrease in research and development expenses for fiscal 2014 compared to fiscal 2013 was primarily due to the reduced trial expenses for our APC 100 product candidate.

Other Income (Expenses). Other income (expense) for fiscal 2014 and 2013 was approximately $(3,800,000) and $(3,800,000), respectively. Other income (expense) consists primarily of changes in the value of derivative and conversion features of our convertible notes payable as well as interest expense paid in connection with various notes payable.

Liquidity and Capital Resources

We have incurred net losses of approximately $8.2 million and $7.2 million for the years ended March 31, 2014 and 2013, respectively. Since our inception, June 6, 2006, and through March 31, 2014, we have an accumulated deficit of approximately $46.1 million. Since inception and through March 31, 2014, we have financed our operations principally through debt financing and through private issuances of common stock. Since inception, we have raised a total of approximately $54.7 million in debt and equity financing transactions, consisting of approximately $15.8 million in debt financing and approximately $38.9 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Net cash used in operating activities from continuing operations for fiscal 2014 and 2013 was approximately $6.8 million and $2.6 million, respectively. The increase in the use of cash was due primarily to a decrease in accounts payable, accrued other expenses, increased net loss and the change in our derivative liabilities. We expect net cash used in operating activities to increase going forward as we continue product development and other business activities, assuming that we are able to obtain sufficient funding.

Net cash used in investing activities was $10 million in fiscal 2014 and $0 in 2013. During fiscal 2014 we completed the purchase of the APC-5000 DPI assets from 3M Company for a purchase price of $10 million.

Net cash provided by financing activities from continuing operations was approximately $22.2 million in fiscal 2014 and approximately $2.6 million in fiscal 2013. Results for fiscal 2014 were affected by proceeds from the issuance and repayment of promissory notes and the proceeds from the sale of common stock.

On December 31, 2012, we issued a convertible promissory note in the principal amount of $600,000 and 35,294 shares of common stock to a private investor, and received gross proceeds of $600,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2013. As amended, all unpaid and unconverted principal and interest on the note is due and payable on June 30, 2014. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price, as amended, equal to $6.00 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). At March 31, 2014, the net carrying value of this note was $383,339.

For additional information concerning the Company’s debt and equity financing transactions, see Notes 8, 9 and 13 accompanying our financial statements included elsewhere herein.

As noted above under the heading “Going Concern and Management’s Plan,” at March 31, 2014, Adamis had substantial liabilities and obligations. The availability of any required additional funding cannot be assured. Even taking into account the net proceeds from the transactions described above, if we do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations. Even if are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

Derivative Financial Instruments. Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instrument and whether they qualify for hedge accounting. As of March 31, 2014, no derivative instruments qualified for hedge accounting.

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

The Company recognizes the derivative assets and liabilities at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (BOPM) to develop its assumptions for determining the fair value of the conversion and anti-dilution features of its notes. See Note 9 in the accompanying financial statements for further discussion of derivative instruments.

Intangible Assets. Intangible assets, such as patents and unpatented technology, consist of legal fees and other costs needed to acquire the intellectual property. Acquired patents are recorded at their allocated fair value as of the date acquired. Patents are amortized on a straight line basis over their estimated remaining useful life.

Off Balance Sheet Arrangements

At March 31, 2014, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity.” The amendments in ASU 2014-08 change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.

In May 2014, the FASB ASU 2014-09, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40.” The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods with that reporting period. Early application is not permitted. The Company can apply the amendments using one of the following two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information required by Item 8 are set forth below commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Accounting Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Principal Executive Officer and Accounting Officer concluded that disclosure controls and procedures were not effective as of March 31, 2014, for reasons described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of March 31, 2014, based on the absence of finance and accounting personnel other than the Chief Financial Officer. This resulted in not ensuring appropriate segregation of duties between incompatible functions, and made it more difficult to ensure review of financial reporting issues sufficiently in advance of the dates on which filings are required to be made with the Securities and Exchange Commission and to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. These above deficiencies represent a material weakness in our internal control over financial reporting given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Based on the material weakness described above, management has concluded that as of March 31, 2014 our internal control over financial reporting were not effective.

We intend to address the weaknesses identified above by increasing the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures and internal control procedures; where possible preparing and reviewing SEC filings farther in advance of required filing dates; and when funding is available hiring additional finance and accounting personnel.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred, during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Board of Directors

Pursuant to our Bylaws, generally the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members. The ages, principal occupations, current directorships and any directorship held during the past five years, and certain other information with respect to the directors of the Company, are shown below as of May 31, 2014.

NAME	AGE	DIRECTOR SINCE	PRINCIPAL OCCUPATION/POSITION WITH ADAMIS
Dennis J. Carlo, Ph.D.	70	2009	President, Chief Executive Officer and Director
Kenneth M. Cohen	59	2011	Consultant, Director
Craig A. Johnson	52	2011	Consultant, Director
David J. Marguglio	44	2009	Senior Vice President of Corporate Development, Director
Tina S. Nova, Ph.D.	60	2011	Consultant, Director

Dennis J. Carlo, Ph.D. Dr. Carlo became President, Chief Executive Officer and a director of the Company in April 2009 in connection with the closing of the merger transaction between Cellegy and Old Adamis, pursuant to the merger, Cellegy was the surviving corporation in the merger and changed its name to Adamis Pharmaceuticals Corporation. Dr. Carlo was a co-founder of Old Adamis and served as its President and Chief Executive Officer, and a director, from October 2006 to April 2009. From 2003 to 2006, he served as president of Telos Pharmaceuticals, a private biotechnology company, from 2003 to 2006. From 1982 to 1987, he served as Vice President of Research and Development and Therapeutic Manufacturing at Hybritech Inc., a pharmaceutical and life science company which was acquired by Eli Lilly & Co in 1985. After the sale to Lilly, Dr. Carlo, along with Dr. Jonas Salk, James Glavin and Kevin Kimberland, founded Immune Response Corporation, a public biotechnology company, where he served as its President and Chief Executive Officer from 1994 to 2002. Before then, he held various positions with life science companies, including Merck & Co. Dr. Carlo received a B.S. degree in microbiology from Ohio State University and has a Ph.D. in Immunology and Medical Microbiology from Ohio State University. In 1991 Dr. Carlo received the Ernst & Young entrepreneur of the year award.

Kenneth M. Cohen. Mr. Cohen has served as one of our directors since January 2011. Mr. Cohen is an advisor to companies, entrepreneurs and investors in the life sciences area. He was formerly chairman of Pier Pharmaceuticals, a privately held clinical stage biopharmaceutical company engaged in the treatment of sleep-related breathing disorders. He was a co-founder of publicly held Somaxon Pharmaceuticals and served as its President and Chief Executive Officer from August 2003 through December 2007 and continued as a director until June 2008. He has held positions as chief executive officer of Synbiotics Corporation, a diagnostics company, and has also held executive officer positions at Canji Incorporated, a human gene-therapy company which was acquired by Schering-Plough Corporation in February 1996, Argus Pharmaceuticals, Inc. and LifeCell Corporation. Mr. Cohen began his career at Eli Lilly and Company where, among many different responsibilities over 10 years, he directed business planning for the Medical Instrument Systems Division and managed the launch of Prozac. He received an A.B. in biology and chemistry from Dartmouth College and an M.B.A. from the Wharton School of The University of Pennsylvania.

Craig A. Johnson. Mr. Johnson has served as one of our directors since February 2011. Mr. Johnson is currently a director of Mirati Therapeutics, Inc., a biopharmaceutical company; Heron Therapeutics, Inc., a specialty pharmaceuticals company; and La Jolla Pharmaceutical Company, a biopharmaceutical company. Mr. Johnson also served as a past director of Ardea Biosciences, Inc., a biotechnology company, from 2008 until the company was acquired by AstraZeneca PLC in June 2012. In addition to his board service, Mr. Johnson has served as an advisor to Daisas Medical, LLC, a health services company, since 2012. From 2011 to 2012 he was Chief Financial Officer of PURE Bioscience, Inc., a developer of antimicrobial products, and from 2010 to 2011 he was Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc., a specialty pharmaceutical company. Mr. Johnson served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc., a biopharmaceutical company, from 2004 until its sale to Raptor Pharmaceuticals Corp., a biopharmaceutical company, in 2009, and then as Vice President of a wholly-owned subsidiary of Raptor Pharmaceutical Corp. from 2009 to 2010. He held several positions, including Chief Financial Officer and Senior Vice President of Operations, at MitoKor, Inc., a biotechnology company, from 1994 to 2004. Prior to 1994, Mr. Johnson held senior financial positions with several early-stage technology companies, and also practiced as a Certified Public Accountant with Price Waterhouse. Mr. Johnson received his B.B.A. degree in accounting from the University of Michigan-Dearborn.

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

Tina S. Nova, Ph.D. Dr. Nova has served as a member of our Board of Directors since February 2011. Dr. Nova was a co-founder of Genoptix, Inc., a medical laboratory diagnostics company and a subsidiary of Novartis Pharmaceuticals where she served as its President and Chief Executive Officer from 2000 to April 2014. Dr. Nova was a co-founder of Nanogen, Inc., a provider of molecular diagnostic tests, and she served as its Chief Operating Officer and President from 1994 to 2000. Dr. Nova served as Chief Operating Officer of Selective Genetics, a targeted therapy, biotechnology company, from 1992 to 1994, and in various director-level positions with Ligand Pharmaceuticals Incorporated, a drug discovery and development company, from 1988 to 1992, most recently as Executive Director of New Leads Discovery. Dr. Nova has also held various research and management positions with Hybritech, Inc., a former subsidiary of Eli Lilly & Company, a pharmaceutical company. Dr. Nova also serves on the Board of Directors of Arena Pharmaceuticals and Nanostring Technologies. Dr. Nova holds a B.S. in Biological Sciences from the University of California, Irvine and a Ph.D. in Biochemistry from the University of California, Riverside.

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

The following highlights the specific experience, qualification, attributes and skills of our individual Board members, that have led our Nominating and Governance Committee and the Board to conclude that these individuals should serve on our Board:

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

Craig A. Johnson brings his extensive public accounting, financial and executive management background and experience at many pharmaceutical and life science companies, as well as his service on the board of directors and audit committee of many biotechnology companies.

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

Family Relationships

There is no family relationship between any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the last 10 years, none of our directors, executive officers (including those of our subsidiaries), promoters or control persons have:

•	had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or

•	been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Director Nomination Procedures

The Nominating and Governance Committee is responsible for recommending to the Board the nominees for election as directors at any meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board. In making such recommendations, the committee will consider candidates proposed by stockholders. There have not been any material changes to the procedures by which stockholders of the Company may recommend nominees for election to the Board of Directors that have been implemented since the date of the description of those procedures in the Company’s definitive proxy statement that was distributed to the stockholders in connection with the 2013 annual meeting of stockholders held on October 15, 2013.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide any person, without charge, a copy of the Code. Requests for a copy of the Code may be made by writing to the Company at Adamis Pharmaceuticals Corporation, 11682 El Camino Real, Suite 300, San Diego, California 92130; Attention: Chief Financial Officer. The Company intends to disclose any amendment to, or a waiver from, a provision of such code of business conduct and ethics that relates to any element required to be included in the code of business conduct and ethics, through reports on Form 8-K filed with the SEC or by posting such information on its website, www.adamispharmaceuticals.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, named executive officers and beneficial owners of more than 10% of our Common Stock are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the SEC and the principal exchange upon which such securities are traded or quoted and to furnish us with copies of the reports. Based solely on a review of the copies of such forms furnished to us, we believe that from April 1, 2013 to March 31, 2014, all Section 16(a) filing requirements applicable to our named executive officers, directors and greater than 10% holders of our Common Stock were in compliance.

Information Regarding Executive Officers

The names, ages, principal occupations during the past five years, and certain other information with respect to our executive officers are shown below as of May 31, 2014. To the extent that any named executive officer is also serving as a member of the Board, then such named executive officer’s biography is set forth under “Information Regarding Board of Directors” above.

Our executive officers are appointed by the Board.

Name	Age	Principal Occupation
Dennis J. Carlo, Ph.D.	70	Chief Executive Officer of the Company and Director
David J. Marguglio	44	Senior Vice President of Corporate Development and Director
Robert O. Hopkins	54	Vice President, Finance and Chief Financial Officer
Karen K. Daniels	61	Vice President of Operations
Thomas Moll, Ph.D.	49	Vice President of Research

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

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Adamis during fiscal year 2014 and 2013 to (i) each person who served as Adamis’ chief executive officer during fiscal 2014, (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2014 and whose total compensation for such year exceeded $100,000, and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of fiscal 2014, of which there were none (sometimes referred to collectively as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Dennis J. Carlo, Ph.D.	2014	$500,000	125,204	(2)	—				—	$18,557	(3)	$643,761
President and Chief Executive Officer	2013	$500,000			158,258	(4)	150,075	(1)	—	$19,471	(3)	$827,804

Robert O. Hopkins	2014	$225,000	22,714	(2)	—				—	$14,737	(3)	$262,451
Vice President, Chief Financial Officer	2013	$225,000			63,724	(4)	52,526	(1)	—	$15,829	(3)	$357,079

David J. Marguglio	2014	$250,000	37,672	(2)	—				—	$15,509	(3)	$303,181
Senior Vice President, Corporate Development	2013	$250,000			79,129	(4)	75,037	(1)	—	$18,751	(3)	$422,918

(1)	Reflects the grant date fair value for financial statement reporting purposes with respect to stock options granted during or with respect to the years ended March 31, 2014 and 2013, respectively, calculated in accordance with applicable rules and regulations and authoritative guidance. For a discussion of assumptions used to estimate fair value, please see Note 14 to the accompanying notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. The actual amount ultimately realized from the equity awards will likely vary based on a number of factors, including, but not limited to Adamis’ actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting. Each option is intended to be an incentive stock option. Each option has a term of ten years from the grant date, subject to earlier termination of the term as provided in the Plan. For options disclosed in the table with respect to the fiscal 2013 year, reflects stock options granted in fiscal 2013 to the named executive officers to purchase shares of common stock, as follows: Dr. Carlo, 31,528 shares; Mr. Hopkins, 11,035 shares; and Mr. Marguglio, 15,764 shares. Each option vested and became exercisable immediately on the grant date with respect to one-third of the shares covered by the option, with the remaining two-thirds of the option shares vesting and becoming exercisable ratably monthly over a period of two years from the grant date. Each fiscal 2013 option had an exercise price equal to $11.39 per share.
(2)	Reflects stock options granted on April 1, 2014 to the named executive officers to purchase shares of common stock, as follows: Dr. Carlo, 45,200 shares; Mr. Hopkins, 8,200 shares; and Mr. Marguglio, 13,600 shares. Each such option had an exercise price equal to $6.32 per share. For each such award, the option vests immediately on the grant date.
(3)	For fiscal 2014 and 2013, reflects premiums paid by the Company on behalf of each of Messrs. Carlo, Marguglio and Hopkins for health, dental, and vision insurance.
(4)	Reflects restricted stock unit awards granted on March 6, 2013, with respect to the following numbers of shares of common stock: Dr. Carlo, 13,894 shares (7,316 vesting March 6, 2014 and 6,578 vesting in three equal annual installments from the award date); Mr. Hopkins, 5,594 shares (3,292 vesting March 6, 2014 and 2,302 vesting in three equal annual installments from the award date); and Mr. Marguglio, 6,947 shares (3,658 vesting March 6, 2014 and 3,289 vesting in three equal annual installments on the anniversary of the award date). The fair market value of the shares at the time of issuance was $11.39 per share. For a discussion of assumptions used to estimate fair value, please see Note 14 to our financial statements included elsewhere in this Annual Report on Form 10-K.

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at March 31, 2014, for each of our named executive officers.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name
Dennis J. Carlo, Ph.D.
	14,888	(2)			$11.39	3/5/2023
	35,294	(4)	—	—	$3.23	9/11/2021	—		$—	—	$—
	57,353	(4)	—		$4.59	8/20/2020	4,386	(6)	$27,895

Robert O. Hopkins
	5,211	(2)			$11.39	3/5/2023
	7,353	(3)	—	—	$3.23	9/11/2021	—		$—	—	$—
	29,412	(4)	—		$4.59	8/20/2020	1,535	(6)	$9,763
	9,402	(5)	—		$4.59	8/20/2020

David J. Marguglio
	7,444	(2)			$11.39	3/5/2023
	7,353	(3)	—	—	$3.23	9/11/2021	—		$—	—	$—
	32,353	(4)	—		$4.59	8/20/2020	2,193	(6)	$13,947

(1)	Does not include options granted on April 1, 2014, as described in note 2 to the Summary Compensation Table above.
(2)	The options vest with respect to 1/36 monthly of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(3)	The options vest with respect to one-third of the shares immediately and monthly thereafter with respect to 1/24 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(4)	The options vest with respect to one-sixth of the shares subject to the option on the six-month anniversary of the grant date and monthly thereafter with respect to 1/36 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(5)	The options are fully vested and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(6)	The RSUs vest as to one-third of the shares subject to the RSU in three equal annual installments on the anniversary of the award date (subject to earlier termination upon the events described in the Plan or the applicable award agreement, including termination of employment).

There were no options or other derivative securities exercised in fiscal 2014 by our named executive officers. In addition, there were no shares acquired by our named executive officers upon the vesting of restricted stock.

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

The agreements provide for base compensation at the following initial annual rates: Dr. Carlo, $500,000; Mr. Marguglio, $250,000; and Mr. Hopkins, $225,000. Under the agreements, the officers are eligible to participate in benefit programs that are routinely made available to executive officers, including any executive stock ownership plans, profit sharing plans, incentive compensation or bonus plans, retirement plans, Company-provided life insurance, or similar executive benefit plans maintained or sponsored by the Company.

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

Pursuant to its charter, the Compensation Committee may engage the services of outside advisors, experts, and others to assist them. During fiscal 2014, the Compensation Committee did not engage the services of outside advisors, experts or others to assist in setting director compensation.

The following table shows amounts earned by each director during the fiscal year ended March 31, 2014, other than Dr. Carlo and Mr. Marguglio, who are named executive officers and received no additional compensation for their services as a director.

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Kenneth M. Cohen	$46,500	—	$12,250	—	—	—	$58,750
Craig A. Johnson	$51,500	—	$12,250	—	—	—	$63,750
Tina S. Nova, Ph.D.	$46,500	—	$12,250	—	—	—	$58,750

(1)	Reflects the amount of fees earned during the year ended March 31, 2014.
(2)	Amounts reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during the year ended March 31, 2014, calculated in accordance with applicable rules and regulations and authoritative guidance. The assumptions used for these calculations are included in Note 14 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, represents options awarded to each of Mr. Cohen, Mr. Johnson and Dr. Nova to purchase 2,059 shares of common stock. The exercise price of the options is $6.12 per share. The options have a term of ten years and vest and become exercisable as to 1/36 of the option shares per month over a period of three years.
(3)	The aggregate number of option awards outstanding at March 31, 2014, for each of Mr. Cohen, Mr. Johnson and Dr. Nova, was 9,118.

Upon joining the Board, and pursuant to the provisions of the Plan regarding option awards to non-employee directors, each of Mr. Cohen, Mr. Johnson and Dr. Nova was granted an initial stock option to purchase 2,942 shares. The options have a term of ten years and an exercise price equal to the fair market value of the common stock on the date of grant. The initial option vests and becomes exercisable with respect to 1,471 of the shares subject to the option on the grant date. The option vests and becomes exercisable with respect to the remaining 1,471 of the shares subject to the option monthly over a period of three years from the grant date at the rate of 1/36 of the option shares each month. Under the provisions of the Plan, each non-employee director also receives a succeeding annual grant, on the first business day after the annual meeting of stockholders, to purchase 1,471 shares of common stock (pro rated if the director joined the Board within the preceding 12 months), with the annual grant vesting and becoming exercisable as to 1/36 of the total shares subject to the annual grant on each monthly anniversary of the date of grant, such that Succeeding Grants are fully vested and exercisable on the third anniversary of the date of grant, so long as the non-employee director continuously remains a director, consultant or employee of the Company. Non-employee directors are also eligible to receive additional option or other awards under the Plan.

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

The following table sets forth information, as of May 31, 2014 (the “Table Date”), regarding beneficial ownership of the Common Stock to the extent known to us, by (i) each person who is a director or a nominee for director; (ii) each named executive officer in the Summary Compensation Table; (iii) all directors and named executive officers as a group; and (iv) each person who is known by us to be the beneficial owner of 5% or more of the outstanding Common Stock. Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

The share numbers and percentages in the table below are based on 105,501,519 shares of common stock outstanding.

Directors	Shares Beneficially Owned (1)		Percent
Dennis J. Carlo, Ph.D.	576,838	(2)	5.4
Kenneth M. Cohen	10,763	(3)	*
Craig A. Johnson	7,986	(4)	*
David J. Marguglio	264,912	(5)	2.5
Tina S. Nova, Ph.D.	7,821	(6)	*
Other Named Officers
Robert O. Hopkins	114,859	(7)	1.1
Other Beneficial Owners (8)
Eses Holdings (FZE)	1,741,973	(8)	16.6

All Adamis directors and named officers as a group (6 persons)(9)	983,179		9.1

*	Less than 1%.
(1)	Based upon information supplied by officers, directors and principal stockholders. Beneficial ownership is determined in accordance with rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of common stock subject to an option that is currently exercisable or exercisable within 60 days of the date of the table are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Adamis Pharmaceuticals Corporation, 11682 El Camino Real, Suite 300, San Diego, California 92130.
(2)	Includes 418,220 shares of Common Stock owned of record, 5,883 shares of Common Stock held of record by a family member and beneficially owned by Dr. Carlo, and 152,735 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 16,640 shares of Common Stock underlying options, which become exercisable over time after such period.
(3)	Includes 2,941 shares of Common Stock owned of record by the Cohen-Salsitz family trust, 1,163 shares of Common Stock owned of record and 6,659 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 2,459 shares of Common Stock underlying options which become exercisable or vest over time after such period.
(4)	Includes 1,328 shares of Common Stock owned of record and 6,658 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 2,459 shares of Common Stock underlying options, which become exercisable over time after such period.

(5)	Includes 198,279 shares of Common Stock owned of record, 5,883 shares of Common Stock held of record by a family member and beneficially owned by Mr. Marguglio and 60,750 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 8,320 shares of Common Stock underlying options, which become exercisable or vest over time after such period.
(6)	Includes 1,163 shares of Common Stock owned of record and 6,658 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 2,459 shares of Common Stock underlying options, which become exercisable over time after such period.
(7)	Includes 55,282 shares of Common Stock owned of record and 59,578 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 5,824 shares of Common Stock underlying options which become exercisable or vest over time after such period.
(8)	Based on a Schedule 13D/A filed on behalf of Eses Holdings (FZE) with the SEC on December 26, 2013. The address for Eses Holdings (FZE) is Sharjah Airport International Free Zone, Executive Suite, P.O. Box 9366, Sharjah, United Arab Emirates. Includes 1,741,973 shares held directly.
(9)	Includes 288,251 shares of Common Stock issuable upon the exercise of options as of or within 60 days after the Table Date.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On November 10, 2010, we completed a private placement transaction with Eses Holdings (FZE), a foreign investor (the “Purchaser”), pursuant to a Common Stock Purchase Agreement and a registration rights agreement. The purchase agreement provided for the sale of up to 2,352,942 million shares of our common stock to the Purchaser at a price of $4.25 per share, for up to $10 million of gross proceeds. An initial closing was held on November 10, 2010, pursuant to which we received $5 million in gross proceeds and issued 1,176,471 million shares of common stock. At subsequent closings linked to the achievement of various milestones, the last of which occurred in February 2012, we received an additional $2.5 million and issued an additional 588,236 million shares of common stock. On May 1, 2012, we exercised our option to terminate the Common Stock Purchase Agreement by sending notice to the Purchaser. Certain provisions of the Common Stock Purchase Agreement survive termination, including the Purchaser’s right to have an observer attend meetings of the board of directors and to receive certain materials that are provided to the directors in connection with such meetings.

On April 2, 2012, we completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd. (“Gemini”) pursuant to a securities purchase agreement. We issued a 10% Senior Convertible Note (the “Gemini April Note”) in the aggregate principal amount of $1.0 million and 58,824 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses. Interest on the Gemini Note payable at a rate of 10% per annum and was payable on the maturity date. During the third quarter of fiscal 2013 the Gemini April note and accrued interest of approximately $73,000 was converted at $4.25 per share into 252,552 shares of common stock before its maturity date and is no longer outstanding.

On June 11, 2012, we completed the closing of a private placement financing transaction with Gemini. We issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 and 29,412 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses. As amended, the maturity date was July 11, 2013. As we have previously reported on a Form 8-K, on June 26, 2013, we completed a private placement financing transaction with a small number of accredited institutional investors, pursuant to which we issued Secured Convertible Promissory Notes (“Notes”) and common stock purchase warrants (the “Warrants”). The Notes were convertible into shares of Common Stock at an initial conversion price of $8.50 per share. The Warrants entitle the holder to purchase a number of shares equal to the number of shares into which the Note issued to the holder is initially convertible, at an initial exercise price of $12.155 per share (as subsequently adjusted, $5.95 per share). In connection with the transaction, Gemini purchased Notes and Warrants in exchange for all amounts owed under its June 2012 Note, which is no longer outstanding, and received a Note with a principal amount of $613,271 and related Warrants. All unconverted principal and interest of the Notes was paid in December 2013 and the Notes are no longer outstanding.

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

Accounting Fees

The following table sets forth fees billed to us by Mayer Hoffman McCann PC, our independent registered public accounting firm during the years ended March 31, 2014 and 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered, including review of registration statements that the Company filed with the SEC and similar matters.

	Fiscal 2014	Fiscal 2013
Audit Fees	$149,311	$119,240
Audit Related Fees	—	—
Tax Fees	11,000	13,915
All Other Fees	76,783	—
Total Fees	$237,094	$133,155

Mayer Hoffman McCann P.C. (MHM) leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. The Audit Committee periodically will revise the list of pre-approved services, based on subsequent determinations. The Audit Committee delegates pre-approval authority to its chairperson and may delegate such authority to one or more of its members, whose activities are reported to the Audit Committee at each regularly scheduled meeting. All fees reported under the headings Audit fees and expenses, Audit-related fees and expenses, Tax fees and All other fees above for fiscal 2014 and 2013 were approved by the Audit Committee, or by the entire Board functioning as the audit committee, before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions. Accordingly, none of the fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc.		8-K	10/26/04
3.1	Restated Certificate of Incorporation of the Registrant		S-8	03/17/14
4.1	Amended and Restated Bylaws of the Company		S-4/A 333-155322	01/12/09
4.2	Specimen stock certificate for common stock		8-K	04/03/09
*10.1	2005 Equity Incentive Plan		10-K	03/31/06
*10.2	Form of Option Agreement under the 2005 Equity Incentive Plan		10-K	03/31/06
*10.3	2009 Equity Incentive Plan		S-8	03/17/14
*10.4	Form of Stock Option Agreement for option awards		8-K	09/16/11
*10.5	Form of Option Agreement for Non-Employee Directors*		8-K	01/13/11
*10.6	Form of Indemnity Agreement with directors and executive officers		8-K	01/13/11
10.7	Agreement dated as of October 8, 1996 by and among Biosyn, Inc., Edwin B. Michaels and E.B. Michaels Research Associates, Inc. (Confidential treatment has been requested with respect to portions of this agreement.)		10-K	03/31/05
10.8	Patent License Agreement by and among Biosyn, Inc., and certain agencies of the United States Public Health Service		10-K	03/31/05
10.9	License Agreement dated as of May 22, 2001, by and between Crompton Corporation and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	03/31/05
10.10	License Agreement dated January 30, 2006, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	04/02/07
10.11	Amendment to License Agreement dated as of March 15, 2006, by and between Crompton Corporation and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.12	Funding Agreement dated October 12, 1992, by and between Ben Franklin Technology Center of Southeastern Pennsylvania and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.13	License Agreement dated July 28, 2006, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.14	Amendment to License Agreement dated December 29, 2008, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.15	Amendment to License Agreement dated October 18, 2007, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.16	Clinical Trial Agreement between Biosyn, Inc. and the National Institute of Child Health and Human Development		S-4/A 333-155322	01/12/09
10.17	Common Stock Purchase Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein (Confidential treatment has been granted for portions of this exhibit.)		8-K	11/12/10
10.18	Registration Rights Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein		8-K	11/12/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.19	Employment Agreement between the Company and Dennis J. Carlo*		8-K	11/12/10
10.20	Employment Agreement between the Company and David J. Marguglio*		8-K	11/12/10
10.21	Employment Agreement between the Company and Robert O. Hopkins*		8-K	11/12/10
10.22	Product Development and Contract Manufacturing Agreement dated November 1, 2010, between Adamis and Beximco		10-Q	02/14/11
10.23	Employment Agreement between the Company and Karen K. Daniels*		8-K	07/06/12
10.24	Employment Agreement between the Company and Thomas H. Moll,Ph.D.		8-K	07/06/12
10.25	License Agreement between Adamis, the Regents of the University of California and Dana-Farber Cancer Institute, Inc.		10-K	07/07/11
10.26	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.27	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.28	License Agreement dated January 2, 2008, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.29	First Amendment to Common Stock Purchase Agreement dated as of June 30, 2011, by and between the Company and Eses Holdings (FZE)		10-K	07/07/11
10.30	Second Amendment to Common Stock Purchase Agreement dated as of November 10, 2011, by and between the Company and Eses Holdings (FZE)		8-K	11/21/11
10.31	Third Amendment to Common Stock Purchase Agreement dated as of January 31, 2012, by and between the Company and Eses Holdings (FZE)		10-Q	02/14/12
10.32	Securities Purchase Agreement dated as of June 11, 2012		8-K	06/15/12
10.33	10% Senior Convertible Note dated as of June 11, 2012		8-K	06/15/12
10.34	Form of Subsidiary Guarantee dated as of June 11, 2012		8-K	06/15/12
10.35	Convertible Promissory Note dated as of June 11, 2012		8-K	06/15/12
10.36	Zero Coupon Secured Promissory Note dated October 25, 2012		10Q	02/19/13
10.37	Convertible Promissory Note dated December 31, 2012		10-Q	02/19/13
10.38	Amendment to Convertible Promissory Note dated March 26, 2014		8-K	04/01/14
10.39	Securities Purchase Agreement dated as of April 5, 2013		8-K	04/08/13
10.40	12% Convertible Debenture dated April 5, 2013		8-K	04/08/13
10.41	Subscription Agreement dated as of June 26, 2013		8-K	07/01/13
10.42	Form of Secured Convertible Notes dated June 26, 2013		8-K	07/01/13
10.43	Form of Warrants dated June 26, 2013		8-K	07/01/13
10.44	Security Agreement dated June 26, 2013		8-K	07/01/13
10.45	Intercreditor Agreement dated June 26, 2013		8-K	07/01/13
10.46	Consent and Waiver		8-K	10/31/13
10.47	Exclusive License and Asset Purchase Agreement dated as of August 1, 2013, by and among the Registrant, 3M Corp. and 3M Innovative Properties Company		8-K	08/06/13
10.48	Sublease dated as of March 12, 2011 between the Registrant and Whitney, Bradley & Brown, Inc.		S-1 333-192372	11/15/13
10.49	Sublease Agreement between McDermott Will & Emery LLP and the Registrant dated February 1, 2014		10-Q	02/14/14
10.50	Lease Agreement dated April 1, 2014, between the Registrant and Pacific North Court Holdings, L.P.	X
21.1	Subsidiaries of the Registrant		10-K	07/03/13
23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (See signature page)	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California.

ADAMIS PHARMACEUTICALS CORPORATION

	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Dated: June 23, 2014		Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer and Director	June 23, 2014
Dennis J. Carlo

Principal Financial Officer and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance,	June 23, 2014
Robert O. Hopkins	Chief Financial Officer and Secretary

Directors:

/s/ DAVID J. MARGUGLIO	Director	June 23, 2014
David J. Marguglio

/s/ KENNETH M. COHEN	Director	June 23, 2014

/s/ TINA S. NOVA, Ph.D.	Director	June 23, 2014

/s/ CRAIG A. JOHNSON	Director	June 23, 2014

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

MARCH 31, 2014 AND 2013

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM MAYER HOFFMAN MCCANN P.C.	F-1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-4

Consolidated Statements of Cash Flows	F-5 - F-6

Notes to the Consolidated Financial Statements	F-7 - F-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Adamis Pharmaceuticals Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Adamis Pharmaceuticals Corporation and Subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adamis Pharmaceuticals Corporation and Subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

Boca Raton, Florida

June 23, 2014

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2014	March 31, 2013
CURRENT ASSETS
Cash	$5,403,235	$—
Prepaid Expenses and Other Current Assets	14,504	64,347
Debt Issuance Cost	—	286,582
	5,417,739	350,929

LONG TERM ASSETS
Intangible Assets, net	9,611,632	—
Equipment, net	92,245	—
Total Assets	$15,121,616	$350,929

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$671,018	$2,431,919
Accrued Other Expenses	159,955	754,709
Accrued Bonuses	282,821	101,436
Conversion Feature Derivative, at fair value	—	162,456
Down-round Protection Derivative, at fair value	—	50,545
Warrant at fair value	1,019,539	—
Warrant Down-round Protection Derivative, at fair value	378,502	—
Convertible Notes Payable, net	383,339	982,997
Other Notes Payable	38,653	97,683
Notes Payable to Related Party	—	97,122
Total Liabilities	2,933,827	4,678,867

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Issued and Outstanding-None	—	—
Common Stock – Par Value $.0001; 100,000,000 Shares Authorized; 10,809,059 and 6,450,634 Issued, 10,501,519 and 6,143,094 Outstanding, Respectively	1,081	645
Additional Paid-in Capital	58,324,941	33,653,770
Accumulated Deficit	(46,133,004)	(37,977,124)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)

Total Stockholders’ Equity (Deficit)	12,187,789	(4,327,938)
	$15,121,616	$350,929

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2014	2013

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,389,055	2,008,255
RESEARCH AND DEVELOPMENT	1,006,431	1,209,318

Loss from Operations	(4,395,486)	(3,217,573)

OTHER INCOME (EXPENSE)
Interest Expense	(8,626,162)	(2,333,982)
Gain/Loss on Extinguishment of Debt	198,864	—
Change in Fair Value of Derivative Liabilities	919,844	(122,945)
Change in Fair Value of Conversion Feature Liability	2,985,007	(1,390,292)
Change in Fair Value of Warrants Liability	762,053	—
Total Other Income (Expense)	(3,760,394)	(3,847,219)

(Loss) from Continuing Operations	(8,155,880)	(7,064,792)

DISCONTINUED OPERATIONS
Write-down of Discontinued Operations Receivable	—	(130,000)

(Loss) from Discontinued Operations	—	(130,000)

Net (Loss)	$(8,155,880)	$(7,194,792)

Per Share Information:

Loss from Continuing Operations-basic	$(1.11)	$(1.21)

Loss from Discontinued Operations-basic	$—	$(0.02)

Loss Per Common Share-basic	$(1.11)	$(1.23)

Loss from Continuing Operations-diluted	$(1.22)	$(1.21)

Loss from Discontinued Operations-diluted	$—	$(0.02)

Loss Per Common Share-diluted	$(1.22)	$(1.23)

Weighted Average Number of Common Shares Outstanding
Basic	7,346,155	5,858,797
Diluted	7,493,031	5,858,797

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In		Treasury Stock		Accumulated
	Shares	Amount	Capital		Shares	Amount	Deficit	Total

Balance March 31, 2012	5,950,704	$596	$28,063,336		(307,540)	$(5,229)	$(30,782,332)	$(2,723,629)

Common Stock Issued for Note Conversions	306,280	30	3,415,674		—	—	—	3,415,704

Common Stock Issued for Exercised Warrants	24,204	2	(2)		—	—	—	—

Common Stock Issued for Services	5,882	1	70,999		—	—	—	71,000

Common Stock Issued for Financings	163,294	16	1,591,984		—	—	—	1,592,000
			.
Note Payable Discount	—	—	347,272		—	—	—	347,272

Stock Based Compensation	—	—	164,507		—	—	—	164,507

Net (Loss)	—	—	—		—	—	(7,194,792)	(7,194,792)
Balance March 31, 2013	6,450,364	645	33,653,770		(307,540)	(5,229)	(37,977,124)	(4,327,938)

Common Stock Issued for Exercised Options	4,003	—	—		—	—	—	—

Common Stock Issued for Exercised Warrants	10,138	1		(1)	—	—	—	—

Common Stock Issued for Note Conversions	35,022	4	297,683		—	—	—	297,687

Common Stock Issued from Public Offering, Net of Transaction Costs of $1,923,773	4,278,000	428	23,529,899		—	—	—	23,530,327

Common Stock Issued for Employee Award	31,532	3	359,146		—	—	—	359,149

Warrants Issued	—	—	219,500		—	—	—	219,500

Stock Based Compensation	—	—	236,944		—	—	—	236,944

Beneficial Conversion Feature of Convertible Debt			28,000		—	—	—	28,000

Net (Loss)	—	—	—		—	—	(8,155,880)	(8,155,880)
Balance March 31, 2014	10,809,059	$1,081	$58,324,941		(307,540)	$(5,229)	$(46,133,004)	$12,187,789

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(8,155,880)	$(7,194,792)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Issued for Interest	—	75,703
Stock Based Compensation Expense	596,093	164,507
Reduction in Notes Payable	—	(57,925)
Gain on Extinguishment of Debt	(198,864)	—
Change in Derivative Liabilities Fair Value	(919,844)	122,945
Change in Conversion Feature Liability Fair Value	(2,985,007)	1,390,292
Change in Warrant Liability Fair Value	(762,053)	—
Amortization of Discount on Notes Payable	6,629,364	770,033
Amortization of Debt Issuance Costs	792,431	1,305,418
Amortization of Stock Issued for Services	47,333	36,792
Depreciation and Amortization Expense	296,123	—
Write-down of Discontinued Operations Receivable	—	130,000
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	2,510	1,381
Increase (Decrease) in:
Accounts Payable	(1,760,901)	411,207
Accrued Other Expenses and Bonuses	(361,425)	285,430

Net Cash (Used in) Operating Activities	(6,780,120)	(2,559,009)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Intangibles	(9,902,900)	—
Purchase of Equipment	(97,100)	—

Net Cash (Used in) Investing Activities	(10,000,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	5,875,000	3,099,800
Payment of Notes Payable	(6,838,501)	(539,800)
Cash Paid for Debt Issuance Costs	(286,349)	—
Paymemt of Notes Payable to Related Parties	(97,122)	(8,510)
Proceeds from Issuance of Common Stock	25,454,100	—
Cash Paid for Common Stock Issuance Costs	(1,923,773)	—

Net Cash Provided by Financing Activities	22,183,355	2,551,490

Increase (Decrease) in Cash	5,403,235	(7,519)

Cash:
Beginning	—	7,519

Ending	$5,403,235	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$1,179,940	$120,561

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND

INVESTING ACTIVITIES

Common Stock issued for Exercised Warrants and Options	$1	$41

Common Stock issued for Debt Issuance Cost	$—	$1,592,000

Note Payable Discounts from Deriviative and Convertible Feature Liabilities, and Warrants	$5,962,763	$539,764

Additional Paid-In Capital from Notes Payable Discount	$—	$347,272

Accrued Interest Applied to Principal Balance	$51,944	$—

Notes Payable Converted to Common Stock	$297,687	$1,500,000

Common Stock Issued for Interest	$—	$75,703

Stock Based Compensation Expense	$596,093	$164,507

Common Stock Issued for Prepaid Services	$—	$71,000

Additional Paid-In Capital resulting from reduction in derivative and conversion feature liabilities	$—	$1,840,000

Warrants Issued for Debt Costs	$219,500	$—

Reduction in Notes Payable	$—	$57,925

Beneficial Conversion Feature of Convertible Debt	$28,000	$—

Settlement of Derivative Liability though Modification of Note	$110,819	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTE 1:	NATURE OF BUSINESS

The company formerly named Adamis Pharmaceuticals Corporation, or Old Adamis, was founded in June 2006 as a Delaware corporation. Effective April 1, 2009, Old Adamis completed a business combination transaction with Cellegy Pharmaceuticals, Inc., or Cellegy. Before the merger, Cellegy was a public company and Old Adamis was a private company. In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction, Cellegy was the surviving corporation in the merger and changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation (the “Company”, “Adamis Pharmaceuticals,” “Adamis,” “we” or “our”), and Old Adamis survived as a wholly-owned subsidiary and changed its corporate name to Adamis Corporation. The Company has two wholly-owned subsidiaries: Adamis Corporation; and Biosyn, Inc., which has rights to the C31G product. Adamis Corporation has two wholly-owned subsidiaries: Adamis Viral Therapies, Inc., or Adamis Viral, which was formed to focus on the Company’s cancer and vaccine technologies; and Adamis Laboratories, Inc., or Adamis Labs, which was formed to focus on the Company’s allergy and respiratory products.

Effective December 12, 2013, the Company effected a 1-for-17 reverse stock split of its issued and outstanding stock. On December 13, 2013, the Company’s Common Stock began trading, on a post-reverse split adjusted basis, on the NASDAQ Capital Market under the symbol “ADMP.” In addition, the number of authorized shares was reduced from 200,000,000 to 100,000,000.

NOTE 2:	GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from continuing operations. In addition, the Company has used, rather than provided, cash in its continuing operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities approximate their fair value due to their short-term nature. The Company’s notes payable approximate fair value based upon current rates available to the Company for loans with similar maturities. The convertible notes payable have fixed interest rates and conversion features which are based upon the conversion price specified in the agreements. Additionally, one of the convertible notes payable contains price anti-dilution features which are adjusted to fair value on a recurring basis. Furthermore, certain warrant obligation agreements contain anti-dilution features which are adjusted to fair value on a recurring basis.

Fixed Assets

Fixed assets are recorded at historical cost as of the date acquired, and depreciated on a straight line basis with useful lives ranging from 3-7 years.

Intangible Assets

Intangible assets, such as patents and unpatented technology, consist of legal fees and other costs needed to acquire the intellectual property. Acquired patents are recorded at their allocated fair value as of the date acquired. Patents are amortized on a straight line basis over their estimated remaining useful life.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instrument and whether they qualify for hedge accounting. As of March 31, 2014 and 2013, no derivative instruments qualified for hedge accounting. See Note 9 for further discussion of derivative instruments.

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

The Company accounts for uncertain tax positions in accordance with accounting guidance which requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would, more likely than not, sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied the guidance to all tax positions for which the statute of limitations remained open. Upon implementation, the Company did not recognize any additional liabilities for unrecognized tax benefits. Accordingly, the adoption of the guidance had no impact on the Company’s financial statements. There have been no material changes in unrecognized tax benefits since April 1, 2010.

The Company is subject to income taxes in the United States Federal jurisdiction, California and Florida. The Company is no longer subject to the United States Federal, California or Florida income examinations by tax authorities for the years before the year ended March 31, 2010. The Company recognizes interest and penalty accrued related to unrecognized tax benefits in its income tax expense, if any. No interest or penalties have been accrued for all presented periods.

In fiscal 2014, the Company adopted accounting guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward exists which became effective for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Pursuant to this guidance, the Company presents an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for net operating loss carryforward. Adoption did not have an impact on the consolidated financial position, results of operations or cash flows of the Company.

Stock Split

Effective December 12, 2013, the Company effected a 1-for-17 reverse stock split of its issued and outstanding stock. The effects of the reverse split have been applied retrospectively, and all share and per share amounts are shown post reverse split, unless otherwise noted.

Basic and Diluted Net Loss Per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the years ended March 31, 2014 and March 31, 2013 consist of outstanding warrants (362,738 and 105,912, respectively), outstanding options (404,622 and 395,505, respectively), outstanding restricted stock units (11,184 and 42,716, respectively), and potential common stock to be issued upon conversion of convertible debt (100,000 and 64,171, respectively).

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.

	For the Years Ended March 31,
	2014	2013
Loss per Share - Basic

Numerator for basic loss per share	$(8,155,880)	$(7,194,792)
Denominator for basic loss per share	7,346,155	5,858,797
Loss per common share - basic	$(1.11)	$(1.23)

Loss per Share - Diluted

Numerator for basic loss per share	$(8,155,880)	$(7,194,792)
Adjust: Fair value of dilutive warrants outstanding	(1,000,239)	—
Numerator for dilutive loss per share	$(9,156,119)	$(7,194,792)

Denominator for basic loss per share	7,346,155	5,858,797
Plus: Incremental shares underlying "in the money" warrants outstanding	146,876	—
Denominator for dilutive loss per share	7,493,031	5,858,797
Loss per common share - diluted	$(1.22)	$(1.23)

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity.” The amendments in ASU 2014-08 change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.

In May 2014, the FASB ASU 2014-09, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).” The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods with that reporting period. Early application is not permitted. The Company can apply the amendments using one of the following two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

Purchases and Accounts Payable

The Company had balances greater than 10% of trade accounts payable at March 31, 2014 with two vendors. Vendor A had a balance that accounted for 25% of total accounts payables and Vendor B had a balance of 16% at March 31, 2014. Comparatively, the Company had balances greater than 10% of trade accounts payable at March 31, 2013 with three vendors. Vendor A had a balance that accounted for 23% of total accounts payables Vendor B had a balance of 14% and Vendor C had a balance of 10% at March 31, 2013.

NOTE 5:	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2014 and 2013:

	2014	2013

Prepaid Insurance	$2,985	$4,000
Prepaid Rent	10,827	10,827
Prepaid Consulting Fees	—	47,333
Other Current Assets	692	2,187
	$14,504	$64,347

NOTE 6:	FIXED ASSETS

Fixed assets at March 31, 2014 are summarized in the table below:

Description	Useful Life (Years)
Equipment	5	$97,100
Less: Accumulated Depreciation		(4,855)
Fixed Assets, net		$92,245

Depreciation expense was $4,855 for the year ended March 31, 2014. There were no fixed assets or depreciation expense as of or during the year ended March 31, 2013.

NOTE 7:	INTANGIBLE ASSETS

Intangible assets at March 31, 2014 are summarized in the table below:

	Gross
	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount
Amortizable assets:

Patents & intellectual property	$9,708,700	$(242,718)	$9,465,982
Transition services agreement	194,200	(48,550)	145,650
	$9,902,900	$291,268	$9,611,632

Amortization expense was $291,268 for the year ended March 31, 2014. There were no intangible assets or related amortization expense as of or during the year ended March 31, 2013.

Estimated amortization expense at March 31, 2014 for each of the five succeeding years is as follows:

Year ending
March 31,
2015	$1,116,522
2016	970,872
2017	970,872
2018	970,872
2019	970,872

NOTE 8:	NOTES PAYABLE

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

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs (See Note 9). As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the merger between the Company and Cellegy (see Note 1).

G-Max Trust Notes

On June 11, 2012, the Company issued a convertible promissory note in the aggregate principal amount of $500,000 and 29,412 shares of common stock to The G-Max Trust, and received gross proceeds of $500,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrued at a rate of 10% per annum compounded monthly and is payable monthly commencing July 1, 2012. All unpaid principal and interest on the note was due and payable on April 1, 2013. At any time on or before the maturity date, the investor had the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $9.35 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The market value of the common stock on the date issued was $12.58 per share, for a total value of $370,000. Debt issuance cost of $370,000 was recorded as a result, and was being amortized over the term of the G-Max Note. The stock is restricted for six months from the date issued. Amortization of the debt issuance cost, which is included in interest expense, was $370,000 for the year ended March 31, 2013, and the remaining unamortized balance was $0.

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

In January 2013, the G-Max Note and accrued interest payable of approximately $2,000 was converted at $9.35 per share into 53,729 shares of common stock. The entire value of the beneficial conversion feature was recorded as a charge to interest expense as a result.

On October 25, 2012 the Company entered into a zero coupon secured promissory note with The G-Max Trust, evidencing a loan from G-Max to the Company, and received gross proceeds of approximately $500,000. The note had a stated maturity date of six months after the date of the note, April 25, 2013. At maturity, we agreed to repay G-Max the sum of $588,000. The note did not have a stated interest rate so long as we repaid the principal balance by the maturity date and there was no other event of default. The note was also due and payable if we completed a financing transaction or series of transactions after the date of the note that result in proceeds to the Company of $2,000,000 or more. As additional consideration for the loan, we issued to G-Max 10,353 shares of our common stock. Pursuant to the terms of a security agreement and a stock escrow agreement, we issued 41,177 shares of our common stock as collateral for the timely repayment of the note, to be held by a third party escrow agent pursuant to the terms of the escrow agreement. When the loan was repaid, then the collateral shares were to be returned to the Company and cancelled. On December 31, 2012 the note was repaid and the shares held in escrow were cancelled.

Gemini Master Fund, Ltd. Notes

On April 2, 2012, the Company completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd. pursuant to a securities purchase agreement. The Company issued a 10% Senior Convertible Note (the “Gemini Note”) in the aggregate principal amount of $1.0 million and 58,824 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses. Interest on the Gemini Note was payable at a rate of 10% per annum and was payable on the maturity date of the Gemini Note. Principal and accrued and unpaid interest was due and payable nine months after the date of the Gemini Note. The Gemini Note was convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $4.25, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini Note. The conversion price was also subject to price anti-dilution adjustments providing that with the exception of certain excluded categories of issuances and transactions, if we issue equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini Note, the conversion price of the Gemini Note will be adjusted downward to equal the per share price of the new securities. The Company bifurcated the conversion option derivative from the debt. See Note 9. Our obligations under the Gemini Note and the other transaction agreements were guaranteed by our principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc. The market value of the common stock issued on April 2, 2012 was $4.25 per share, aggregated $250,000. Debt issuance cost of $250,000 was recorded as a result and amortized over the term of the Gemini Note, and is included in interest expense. The stock was restricted for six months from the date issued. Debt issuance costs have been fully amortized as of March 31, 2013.

During the quarter ended December 31, 2012, the Gemini Note and accrued interest payable of approximately $73,000 was converted at $4.25 per share into 252,552 shares of common stock. Concurrent with the conversion, the Company settled the related derivative and conversion feature liabilities which had a total fair value of $1,840,000. The fair value of the derivative and conversion feature liabilities on the day prior to conversion was determined using the intrinsic value. This resulted in an increase to the derivative and conversion feature liabilities of $354,800. On December 31, 2012, the balance of the adjusted fair value of the derivative and conversion feature liabilities totaling $1,840,000 was reclassified to additional paid in capital. For further details on the conversion feature see Note 9. The effective annual interest of the Gemini Note was 46.1% after considering the debt issuance cost and the conversion feature.

On June 11, 2012, the Company completed the closing of a private placement financing transaction with Gemini. The Company issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 (“Gemini Note II”) and 29,412 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses. The maturity date was originally nine months after the date of the note, but was extended to July 11, 2013 on the original maturity date. The Gemini Note II was convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $9.35, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini Note II. The conversion price was also subject to price anti-dilution adjustments (or down-round protection) providing that with the exception of certain excluded categories of issuances and transactions, if we issue equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini Note II, the conversion price of the Gemini Note II will be adjusted downward to equal the per share price of the new securities. The Company bifurcated the conversion option derivative from the debt. See Note 9. Our obligations under the Gemini Note II and the other transaction agreements were guaranteed by our principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc. The Gemini Note II, including accrued interest of $51,944, was exchanged for Secured Notes and Warrants as part of the Company’s June 26, 2013 private placement transaction, and is no longer outstanding.

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

The total discount balance related to the Secured Notes resulting from anti-dilution provisions, the conversion features and warrants and original issue discount was $6,502,158 as of June 30, 2013, is amortized to interest expense using the effective interest method, and was fully amortized at March 31, 2014.

In December 2013, three of the investors converted principal of $193,687 into 22,787 shares of common stock. The Company repaid the remaining principal of $6,308,471 of the Secured Notes using the proceeds from the underwritten public offering (Note 13). Pursuant to the provisions of the Secured Notes an early payment fee of 15% of the remaining principal was assessed, and $946,271 was recorded as interest expense as a result. The total amount disbursed to retire the Secured Notes was $7,254,742, and the Secured Notes are no longer outstanding.

In conjunction with the private placement financing transaction, the Company issued warrants to private placement agents to purchase up to 49,673 shares of common stock. The fair market value of the warrants at the time of issuance was $152,000 and was recorded as debt issuance costs. The costs are being amortized to interest expense over the life of Secured Notes. Debt issuance costs have been fully amortized during the year ended March 31, 2014.

December 2012 Convertible Notes

On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $600,000 and 35,294 shares of common stock to a private investor, and received gross proceeds of $600,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2013. All unpaid principal and interest on the note was due and payable on December 31, 2013. In connection with the June 26, 2013 private placement transaction, the maturity date of the note was extended to March 26, 2014. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $9.35 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The market value of the common stock on the date issued was $12.07 per share, for a total value of $426,000. Debt issuance cost of $426,000 was recorded as a result, and is being amortized over the term of the note. The stock is restricted for six months from the date issued. Additionally, in connection with the extension of the due date, the Company issued 22,058 warrants to purchase common stock, and additional debt issuance cost of $67,500 was recorded. Amortization of the debt issuance cost, which is included in interest expense, was $354,082 and $139,418 for the years ended March 31, 2014 and 2013, respectively.

The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the market value of the common stock on the date the note was issued. The estimated value of the beneficial conversion feature was $174,545. The beneficial conversion feature is being amortized over the term of the note. This resulted in a charge to interest expense of $117,003 and $57,542 for the years ended March 31, 2014 and 2013, respectively. The effective annual interest rate of the note is 107% after considering the debt issuance cost and the beneficial conversion feature.

On March 26, 2014, the note was amended to extend the maturity date to June 26, 2014, as well as change the conversion price from $9.35 per share to $6.00 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). This amendment changed the present value of the note by greater than 10%, which led the Company to account for the amendment as an extinguishment of and reissuance of the note. The market value of the Company’s common stock the day before the amendment date was $6.28, and the conversion feature is considered beneficial as a result. The estimated value of the beneficial conversion feature was $28,000. In addition, the Company recorded a gain on extinguishment of $198,864 which is equal to the difference in the present value between the original and the new note. The beneficial conversion feature and the gain are recorded as discounts to the note payable and are being amortized to interest expense over the term of the note. This resulted in a charge to interest expense of $10,203 during the year ended March 31, 2014. At March 31, 2014, the net carrying value of the note was $383,339. The effective annual interest rate of the amended note is 196% after considering the discounts.

April 2013 Convertible Notes

On April 5, 2013, we completed the closing of a private placement financing transaction with two investors pursuant to a Securities Purchase Agreement. Pursuant to the purchase agreement, we issued 12% Convertible Debentures in the aggregate principal amount of $575,000, and received gross proceeds of $575,000, of which $67,000 was used to pay for transaction costs, fees and expenses. Interest on the debentures was payable in the amount of 12% of the principal amount, regardless of how long the debentures remain outstanding. Principal and interest was due and payable October 5, 2013. The debentures were convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $8.50. In June 2013, the note holders converted a portion of the notes into 12,235 shares of common stock, and $644,000 of the net proceeds from the Secured Note and warrant private placement transaction discussed above was used to redeem and pay the outstanding amounts due under the notes including $173,000 for interest. As a result, the notes were no longer outstanding at March 31, 2014.

Notes Payable

On November 30, 2010, the Company entered into a note payable with a drug wholesaler related to sales returns in the amount of $132,741. The note bears interest at the prime rate, plus 2% (5.25% at March 31, 2013), and originally required monthly payments of $10,000. The balance of $22,725 was paid in full during the year ended March 31, 2014. The outstanding balance on this note at March 31, 2014 and 2013 was $0 and $22,725, respectively.

On May 1, 2011, the Company entered into a non-interest bearing note payable with a drug wholesaler related to sales returns in the amount of $147,866. The note required monthly payments of $10,000 with a final payment of $7,866 due on July 15, 2012. The note is currently due on demand and now bears interest at 12% per annum. The outstanding balance on this note at March 31, 2014 and 2013 was $38,653 and $94,463, respectively.

Notes Payable to Related Parties

The Company had notes payable to a related party reflecting loans by related parties to the Company, amounting to $0 and $97,122 at March 31, 2014 and 2013, respectively, which bore interest at 10%. The principal amount of $97,122 was repaid during the year ended March 31, 2014. Accrued interest, which is included in accrued expenses, in the consolidated balance sheets, related to the notes was $79,776 and $72,655 at March 31, 2014 and 2013, respectively.

NOTE 9:	DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

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

The Company estimated the original fair values of the embedded conversion and anti-dilution features of the Gemini Note II dated June 11, 2012 note to be $169,455 and $23,909, respectfully. The fair value of the embedded conversion and anti-dilution features were $162,456 and $50,545 at March 31, 2013, respectively. The fair value of the conversion feature at the exchange date of June 26, 2013 of $100,819 and the fair value of the anti-dilution feature for the same date of $10,000 were settled as part of the modification of the Gemini Note II in conjunction with the June 26, 2013 private placement financing transaction. The gain on the conversion feature derivative is $61,637 and the gain on the down-round protection derivative is $40,545 for the year ended March 31, 2014.

At December 31, 2013, all of the related principal had been converted to common stock or retired, and no remaining value associated with the conversion feature derivative or down-round protection derivative are recorded as a result.

Key assumptions at March 31, 2014 for the Warrants discussed in Note 8 include a volatility factor of 100%, a dividend yield of 0%, expected life of 4.25 years and a risk free interest rate of 1.08%.

The Company estimated the fair value of the Warrants, including call options, to be $1.3328 per share and the down-round protection derivative for the same warrants is estimated at $0.4948. The number of Warrants issued was 764,960. The carrying value of the Warrants with call options at March 31, 2014 was $1,019,539 and the carrying value of the down-round protection derivative for the same date was $378,502.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

	Down-round Protection Derivative	Convertible Feature Liability	Warrants	Warrant Down-round Protection Derivative	Total
Balance, April 1, 2012	$—	$—	$—	$—	$—
Fair Value at Issuance	(82,709)	(457,055)	—	—	(539,764)
Net Change in Fair Value	(122,945)	(1,390,292)	—	—	(1,513,237)
Conversion of Debt	155,109	1,684,891	—	—	1,840,000
Balance, March 31, 2013	(50,545)	(162,456)	—	—	(213,001)
Settlement Through Modification of Gemini Note II	10,000	100,819	—	—	110,819
Fair Value at Issuance of New Debt	(641,113)	(2,923,370)	(1,781,592)	(616,688)	(5,962,763)
Net Change in Fair Value	681,658	2,985,007	762,053	238,186	(4,666,904)
Balance, March 31, 2014	$—	$—	$(1,019,539)	$(378,502)	$(1,398,041)

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. There were no changes in the valuation techniques during the year ended March 31, 2014.

	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range

Warrants and Warrant Down-round Protection Derivative (combined)	$1,398,041	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	30%

			Probability of reset provision being waived	5%

Significant unobservable inputs for the derivative liabilities include (1) the estimated probability of the occurrence of a down-round financing during the term over which the related debt and warrants are convertible or exercisable, (2) the estimated magnitude of the down-round, and (3) the probability of the reset provision being waived. These estimates which are unobservable in the market were utilized to value the anti-dilution features of the convertible debt and warrants as of March 31, 2014.

NOTE 10:	LEGAL MATTERS

We may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations. Any such litigation could divert management time and attention from Adamis, could involve significant amounts of legal fees and other fees and expenses.

NOTE 11:	LICENSING AGREEMENTS

Viral Therapies

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

Total milestone payments are not to exceed $900,000 and can only be paid one time and will not repeat for subsequent products. At March 31, 2014 and 2013, no milestones have been achieved.

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

Influenza Vaccine

On September 22, 2006, the Company entered into an agreement with an entity to manufacture an influenza vaccine for the Company. The agreement requires the Company to pay $70,000 upon commencement of the project, followed by monthly payments based upon services performed until the project is complete. No product has been manufactured and no payments have been made as of March 31, 2014. Once the project begins, the total payments will aggregate $283,420. The project has an open ended start time. Adamis may terminate the agreement upon notice to the other party, other than reimbursing the other party for non-cancellable materials and supplies ordered, and work in progress, through the date of the termination.

Colby Pharmaceuticals

On February 24, 2010, the Company entered into an agreement with Colby Pharmaceutical Company (“Colby”) to acquire three separate exclusive license agreements, covering three small molecule anti-inflammatory compounds, named APC-100, APC-200 and APC-300, for the potential treatment of human prostate cancer, or PCa, in exchange for shares of the Company’s common stock. Colby licensed the patents, patent applications and related intellectual property relating to the compounds pursuant to license agreements with a third party (“WARF”). Pursuant to the agreement as amended, on February 25, 2010, the Company was assigned and transferred the license agreement relating to the APC-300 compound in consideration of the issuance of 47,059 shares of common stock to Colby. The transfer of the license agreements relating to APC-100 and APC-200 occurred at a subsequent closing, pursuant to an amendment to the original agreement. Under the amendment, Colby assigned and transferred to the Company the license agreements relating to APC-100 and APC-200 in consideration for the issuance to Colby of 294,118 shares of the Company’s common stock. Additionally, the Company issued 73,529 shares to each of two parties related to Colby, for consulting services rendered to the Company in connection with the intellectual property covered by the license agreements.

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

These milestone payments occur only once for each of the compounds.

Regents of the University of California and Dana-Farber Cancer Institute

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

Under the agreement, with respect to sublicenses granted by the Company, the Company is to pay the University and DFCI according to the following schedule:

1.	A license issue fee of $10,000, within thirty (30) days after the effective date.

2.	License maintenance fees of $10,000 per year and payable on the first through third anniversary of the effective date and $20,000 annually thereafter on each anniversary until commercially selling a licensed product.

3.	Milestone payments in the amounts payable according to the following schedule or events:

(i)	$25,000 upon dosing of 50% of the patients expected to be enrolled for a Phase I clinical trial for the first indication (if such a trial is needed) of a licensed product;

(ii)	$25,000 upon the filing of an IND for the second indication of a licensed product;

(iii)	$100,000 upon dosing of the first patient and $150,000 upon dosing of the 40th patient in a Phase II clinical trial for the first indication of a licensed product;

(iv)	$250,000 upon dosing of the first patient for a Phase II clinical trial for the second indication of a licensed product;

(v)	$600,000 upon dosing of the first patient for a Phase III clinical trial for the first indication of a licensed product;

(vi)	$600,000 upon dosing of the first patient for a Phase III clinical trial for the second indication of a licensed product;

(vii)	$1,000,000 upon receipt of US regulatory approval for each indication of a licensed product.

4.	An earned royalty of two percent (2%) on net sales of licensed products as defined in the agreement.

In addition, the Company will reimburse the University and DFCI for past and future patent costs as outlined in the agreement.

During the years ended March 31, 2014 and 2013, the Company paid license fees and reimbursed patent defense costs related to this agreement of approximately $100,000 and $7,900, respectively.

3M License and Asset Acquisition Agreement

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

The Company hired an independent valuation specialist to assist management with its determination of the fair value of the tangible and intangible assets acquired to be used in research and development. Management is responsible for the estimates and valuations. The work performed by the independent valuation specialist has been considered in management’s estimates of fair value reflected below.

In addition to the patents and intellectual property, the Company also acquired a transition services agreement outlined in the asset purchase agreement, which provides the buyer certain knowledge transfer rights related to the Taper technology. 3M will provide up to five hundred (500) hours of services to the Company as set forth in the letter agreement.

The following table summarizes the fair values of the identifiable assets acquired on December 27, 2013:

Description
Taper DPI Intellectual Property	$9,708,700
Equipment	97,100
3M Transition Services Agreement	194,200
$10,000,000

The values listed above were determined using the cost savings and discounted cash flow methods. Value is estimated based on the cost savings attributable to the asset being appraised which in this case was the transition service agreement. As with most income-based valuation methods, the cost (or royalty) savings method are generally estimated on an after tax basis and discounted using an after tax discount rate. The cost savings method was used to value the transition services agreement. Discounted cash flow analysis involves projecting monetary benefits directly associated with an asset and factoring them to reflect present value at a rate that considers the risk and rate of return associated with the subject asset. In the application of this approach, the value of the asset is considered to be the sum of the present values of the future cash flows received over the expected life of the asset. We applied the discounted cash flow method to estimate the fair value of the acquired intellectual property (patents and unpatented technology associated with the taper dry powder inhaler IP). In regards to the Taper DPI, we calculated the after-tax net income, or cash flow related to the technology and discounted the future income with a discount rate of 26.5%, a 5.0% premium over the weighted average cost of capital.

NOTE 12:	COMMITMENTS AND CONTINGENCIES

In addition to the matters described in Note 10, the Company may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Office Lease

In April 2011, the Company leased approximately 2,400 square feet of office space in San Diego, California. The term of the lease is three years. There are no options to extend the lease term.

On February 1, 2014, The Company entered into a sublease agreement in connection with the relocation of the Company’s principal headquarters. The new sublease covers approximately 7,525 square feet and has a term that expires November 30, 2014. Rent during the term is $15,050 per month.

Total rent expense for the years ending March 31, 2014 and 2013, was $85,383 and $64,948, respectively. Rent expense under the lease for the year ending March 31, 2015 is expected to be $120,400.

NOTE 13:	CAPITAL STRUCTURE

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

On April 2, 2012, the Company issued 58,824 shares of common stock to Gemini as part of the $1,000,000 Gemini Note transaction as described in Note 8 above.

On June 11, 2012, the Company issued 29,412 shares of common stock to G-Max as part of the $500,000 note transaction described in Note 8 above.

On June 11, 2012, the Company issued 29,412 shares of common stock to Gemini as part of the $500,000 note transaction described in Note 8 above.

On October 25, 2012, the Company issued 10,353 shares of common stock to G-Max as part of the $588,000 note transaction described in Note 8 above.

During the quarter ended December 31, 2012, Gemini converted its April 2012 note into common stock, and the Company issued 252,551 shares in conversion of the $1,000,000 principal and interest of $73,343.

On December 28, 2012, the Company issued 5,882 shares of common stock to a consultant for services to be provided through December 2013.

On December 31, 2012, the Company issued 35,294 shares of common stock to a private investor as part of the $600,000 note transaction as described in Note 8 above.

On January 18, 2013, G-Max converted its June 2012 note into common stock, and the Company issued 53,729 shares in conversion of the $500,000 principal and interest of $2,361.

During the year ended March 31, 2013, the Company issued 24,204 shares of common stock to warrant holders for various strike prices ranging from $3.40 to $5.10. The exercised warrants were cashless conversions.

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

On December 18, 2013, the Company issued 3,720,000 shares of common stock in an underwritten public offering at a public offering price of $5.95 per share. On January 13, 2014, the underwriters exercised in full their over-allotment option to purchase an additional 558,000 shares of common stock at a public offering price of $5.95 per share, bringing the total gross proceeds from the offering to approximately $25,454,100, before underwriting discounts and commissions and other offering expenses and before any use of the proceeds by the Company. The sale of the additional shares was completed on January 16, 2014. Costs of the transaction were $1,923,773 and are recorded as a reduction of additional paid in capital.

On March 6, 2014, the Company issued 31,532 shares of common stock upon the vesting of restricted stock units with a total value of $359,149.

NOTE 14:	STOCK OPTION PLANS, SHARES RESERVED AND WARRANTS

The Company has a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2009 Plan provides for the grant of performance cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 411,765 shares. The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. On January 1, 2014 and 2013, the number of shares reserved for this issuance increased by 495,599 and 304,455 respectively, aggregating to 1,862,620 at March 31, 2014.

On October 11, 2012, the Company issued options to purchase 6,176 shares of common stock to the independent directors of the Company under the 2009 Equity Incentive Plan with an exercise price of $12.75 per share. The options become exercisable with respect to 1/36 of the shares monthly over a period of three years. These options were valued using the Black-Scholes option pricing model during the quarter ended December 31, 2012; the expected volatility was approximately 29% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $32,550.

On March 6, 2013, the Company issued options to purchase 81,658 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $11.39 per share. The options vest monthly in equal amounts over 36 months. These options were valued using the Black-Scholes option pricing model during the quarter ended March 31, 2013; the expected volatility was approximately 29% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $388,691.

During the year ended March 31, 2014, 327 options were cancelled due to expiration. The options had an exercise price of $3.23.

On July 31, 2013, the Company issued a stock option to a new employee under the Company’s equity incentive plan to purchase up to 8,823 shares of common stock. The option has a ten-year term. The exercise price of the option is $8.67 per share. The option was valued using a Black Scholes model; the expected volatility was approximately 28% and the risk-free interest rate was approximately 2%. The calculated fair value of the options was $73,500.

On October 16, 2013, in connection with the Company’s annual meeting of stockholders, the Company issued stock options to the non-employee directors under the Company’s equity incentive plan to purchase up to 6,177 shares of common stock. The options have a ten-year term. The exercise price of the options is $6.12 per share. The options were valued using a Black Scholes model; the expected volatility was approximately 28% and the risk-free interest rate was approximately 1%. The calculated fair value of the options was $36,750.

During the year ended March 31, 2014, 5,924 non-plan stock options were cancelled due to expiration. The warrants had exercise prices ranging from $487.82 - $843.97.

The following summarizes the stock option activity for the years ended March 31, 2014 and 2013 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Non-Plan Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Balance as of April 1, 2012	307,670	$4.08	8.69 years	5,924	$701.59	1.60 years
Options Granted	87,834	$11.56	9.91 years	—		—
Options Exercised	—		—	—		—
Options Canceled	—		—	—		—

Balance as of March 31, 2013	395,504	$5.78	8.18 years	5,924	$701.59	0.60 years

Options Granted	15,000	$7.62	9.19 years	—		—
Options Exercised	(5,555)	3.23	—	—		—
Options Canceled	(327)	3.23	—	(5,924)	701.59	—

Balance as of March 31, 2014	404,622	$5.83	7.26 years	—	$—	—

Exercisable at March 31, 2014	336,398	$2.40	8.72 years	—	$—	—

Stock based compensation expense for the years ended March 31, 2014 and 2013 were $236,944 and $164,507, respectively.

The Company has reserved shares of common stock for issuance upon exercise at March 31, 2014 as follows:

Warrants	1,127,698
2009 Equity Incentive Plan	1,862,620
Total Shares Reserved	2,990,318

Effective June 26, 2013, the Company issued warrants to purchase up to 764,960 shares of common stock to the holders of the Secured Notes. The warrants have a five-year term. The exercise price of the warrants, as adjusted, is $5.95 per share. The warrants were valued using a binomial option pricing model. The calculated fair value of the warrants was $1,781,592.

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

Effective December 18, 2013, the Company issued warrants to purchase up to 186,000 shares of common stock to the underwriters involved in the underwritten public offering. The exercise price of the warrants is $7.44 per share. The warrants were valued using the Black-Scholes option pricing model; the expected volatility was approximately 25% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $399,900.

Effective January 16, 2014, the Company issued warrants to purchase up to 27,900 shares of common stock to the underwriters involved in underwritten public offering. The exercise price of the warrants is $7.44 per share. The warrants were valued using the Black-Scholes option pricing model; the expected volatility was approximately 25% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $39,618.

The expiration date of the Old Adamis Warrants was extended three years to November 15, 2015. The following table summarizes warrants outstanding at March 31, 2014:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2015
Consultant Warrants	635	$3.40	January 29, 2010	January 25, 2015
Consultant Warrants	17,647	$3.74	July 11, 2011	July 11, 2016
2013 Private Placement	836,692	$5.95-12.16	June 26, 2013	June 25, 2018
Underwriter Warrants	186,000	$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	27,900	$7.44	January 16, 2014	January 16, 2019

Total Warrants	1,127,698

During the year ended March 31, 2014, 13,477 warrants expired. The strike price of the warrants were between $5.10 and $2,956.65.

On March 6, 2013, the Company issued restricted stock units (RSUs) of 42,707 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan. The value of the award per share is $11.39. A portion of the award vests on the first anniversary date of issuance with the remaining vesting monthly in equal amounts over 36 months. The fair value of RSUs is $486,433. On March 6, 2014, 31,532 RSUs vested and were issued as common stock. The Company recorded compensation expense of $359,149 and $0 for the years ended March 31, 2014 and 2013, respectively. Unrecognized compensation expense related to these RSUs was $127,284, and will be recorded as compensation expense over the next two years.

NOTE 15:	INCOME TAXES

At March 31, 2014, the Company had net operating loss carry forwards of approximately $129 million and $58 million for federal and state purposes, respectively. The net operating loss carry forwards expire through the year 2031. At March 31, 2014, the Company also had research and development credit carry forwards of approximately $2.8 million and $200,000 for federal and state purposes, respectively. The federal credits expire through the year 2027 and the state credits expire through the year 2019. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carry forwards following certain ownership changes that could that could limit the Company’s ability to utilize these carry forwards. The Company most likely has experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carry forwards may be limited. Cellegy’s merger with Adamis as described in Note 1, may also impact the ability for the Company to utilize certain of its net operating loss carry forwards. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carry forwards for federal income tax purposes. The Company determined that the net operating loss carry forwards relating to Cellegy and Biosyn are limited due to the acquisitions, in 2009 and 2004 and has reflected the estimated amount of usable net operating loss carry forwards in its deferred tax assets below.

The benefit for income taxes from continuing operations consists of the following for the years ended March 31, 2014 and 2013:

	2014	2013

Current	$—	$—
Deferred	(859,000)	(2,707,000)

Total	(859,000)	(2,707,000)
Change in Valuation Allowance	859,000	2,707,000

Tax Benefit, net	$—	$—

At March 31, 2014 and 2013 the significant components of the deferred tax assets from continuing operations are summarized below:

	2014	2013

Net Operating Loss Carry forwards	$44,198,000	$43,458,000
Deferred Tax Assets	698,000	579,000

Net Deferred Tax Assets	44,896,000	44,037,000
Less Valuation Allowance	(44,896,000)	(44,037,000)

Net Deferred Tax Assets	$—	$—

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In addition to net operating loss carry forwards, differences are primarily attributable to stock compensation expense, depreciation of assets, and accruals.

We have determined at March 31, 2014 and 2013 that a full valuation allowance would be required against all of our operating loss carry forwards and deferred tax assets that we do not expect to be utilized by deferred tax liabilities.

The following table reconciles our losses from continuing operations before income taxes for the years ended March 31, 2014 and 2013.

	2014			2013
Federal Statutory Rate	$(2,773,000)	34.00%		$(2,446,000)	34.00%
State Income Tax, net of Federal Tax	(264,000)	3.63%		(261,000)	3.63%

Permanent Differences	880,000	(10.78%	)	—	0.00%
Change in Valuation Allowance	2,157,000	(26.85%	)	2,707,000	(37.63%)

Expected Tax Benefit	$—	—		$—

NOTE 16:	SUBSEQUENT EVENTS

On April 1, 2014, the Company entered into a modification of its current lease agreement described in Note 12.  The terms of the modification begin December 1, 2014 and extend the expiration date to November 30, 2018.  Base rent during the first year of the lease will be approximately $24,000 per month, with a deposit of $170,000 due in November 2014.  The base rent expense over the life of the lease is approximately $1,209,000.

On April 1, 2014, the Company issued options to purchase 86,300 shares of common stock to officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $6.32 per share. The options were granted as a discretionary bonus for performance during the year ended March 31, 2014 and vested immediately. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 28% and the risk-free interest rate was approximately 3%, which resulted in a calculated fair value of $239,051 which was accrued as compensation during the year ended March 31, 2014.

On May 29, 2014 the Company announced the submission of a New Drug Application (NDA) to the U.S. Food and Drug Administration for its epinephrine pre-filled single dose syringe (PFS) product. The cost to file the application was $1,084,550.

