Form 10-Q
period 2014-06-30
Adamis Pharmaceuticals Corp
filed 2014-08-13
CIK 887247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of August 5, 2014, was 10,501,519.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014
ASSETS	(Unaudited)	March 31, 2014
CURRENT ASSETS
Cash	$2,129,613	$5,403,235
Prepaid Expenses and Other Current Assets	24,772	14,504
	2,154,385	5,417,739
LONG TERM ASSETS
Intangible Assets, net	9,320,365	9,611,632
Equipment, net	87,389	92,245
Total Assets	$11,562,139	$15,121,616

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$547,744	$671,018
Accrued Other Expenses	35,012	159,955
Accrued Bonuses	—	282,821
Warrants, at fair value	427,613	1,019,539
Warrant Derivative Liabilities, at fair value	874,961	378,502
Convertible Notes Payable, net	—	383,339
Other Notes Payable	20,501	38,653
Total Liabilities	1,905,831	2,933,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares
Authorized; Issued and Outstanding-None	—	—
Common Stock – Par Value $.0001; 100,000,000 Shares Authorized;
10,809,059 Issued, 10,501,519 Outstanding	1,081	1,081
Additional Paid-in Capital	58,674,494	58,324,941
Accumulated Deficit	(49,014,038)	(46,133,004)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders' Equity (Deficit)	9,656,308	12,187,789
	$11,562,139	$15,121,616

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
REVENUE	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,010,505	515,244
RESEARCH AND DEVELOPMENT	1,740,113	224,516

Loss from Operations	(2,750,618)	(739,760)

OTHER INCOME (EXPENSE)
Interest Expense	(225,883)	(404,884)
Change in Fair Value of Warrants	591,926	—
Change in Fair Value of Warrant Derivative Liabilities	(496,459)	—
Change in Fair Value of Derivative Liabilities	—	40,545
Change in Fair Value of Conversion Feature Liability	—	61,637
Total Other Income (Expense)	(130,416)	(302,702)

Net (Loss)	$(2,881,034)	$(1,042,462)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.27)	$(0.17)

Basic and Diluted Weighted Average Shares Outstanding	10,500,343	6,144,713

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(2,881,034)	$(1,042,462)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	110,502	71,512
Change in Fair Value of Warrants	(591,926)	—
Change in Fair Value of Warrant Derivative Liabilities	496,459	—
Change in Fair Value of Derivative Liabilities	—	(40,545)
Change in Fair Value of Conversion Feature Liability	—	(61,637)
Amortization of Discount on Notes Payable	216,661	58.182
Amortization of Debt Issuance Costs	—	145,260
Amortization of Stock Issued for Services	—	17,750
Depreciation and Amortization Expense	296,123	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	(10,268)	(4,008)
Increase (Decrease) in:
Accounts Payable	(123,274)	(353,501)
Accrued Other Expenses and Bonuses	(168,713)	(470,537)
Net Cash (Used in) Operating Activities	(2,655,470)	(1,679,986)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	—	5,875,000
Payment of Notes Payable	(18,152)	(471,000)
Payment of Convertible Notes Payable	(600,000)	—
Cash Paid for Debt Issuance Costs	—	(286,349)
Payment of Notes Payable to Related Parties	—	(24,143)
Net Cash (Used in) Provided by Financing Activities	(618,152)	5,093,508
Increase (Decrease) in Cash	(3,273,622)	3,413,522
Cash:
Beginning	5,403,235	—
Ending	$2,129,613	$3,413,522

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$94,164	$198,334
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Common Stock issued for Exercised Warrants and Options	$—	$22
Stock Options Issued for Accrued Bonuses	$239,051	$—
Note Payable Discounts from Deriviative and Convertible Feature Liabilities, and Warrants	$—	$5,962,763
Accrued Interest Applied to Principal Balance	$—	$51,944
Notes Payable Converted to Common Stock	$—	$104,000
Warrants Issued for Debt Costs	$—	$219,500
Settlement of Derivative Liability through Modification of Note	$—	$110,819

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Adamis Pharmaceuticals Corporation operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

Liquidity and Capital Resources

Our cash and cash equivalents were $2,129,613 and $5,403,235 at June 30, 2014 and March 31, 2014, respectively.

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

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted averages shares for the three month period ended June 30, 2014 and June 30, 2013 consist of outstanding stock options and other compensation arrangements (817,429 and 438,581, respectively), outstanding warrants (1,127,698 and 922,862, respectively), and potential common stock to be issued upon conversion of convertible debt (0 and 829,131, respectively).

Recent Accounting Pronouncement

In June 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-12, Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 requires that a performance target which affects vesting and which could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

Note 3: Intangible Assets

Intangible assets at June 30, 2014 consist of patents, intellectual property and a transition services agreement. Amortization expense was approximately $291,000 for the three months ended June 30, 2014.

Note 4: Notes Payable

Secured Convertible Promissory Notes

On June 26, 2013, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a small number of accredited institutional investors. Pursuant to a Subscription Agreement (the “Purchase Agreement”) and other transaction documents, we issued Secured Convertible Promissory Notes (“Secured Notes”) and common stock purchase warrants (“Warrants”) to purchase up to 764,960 shares of common stock (“Warrant Shares”), and received gross cash proceeds of $5,300,000, of which $286,349 was used to pay for transaction costs, fees and expenses. The Secured Notes had an aggregate principal amount of $6,502,158. The Secured Notes are no longer outstanding. The exercise price of the Warrants is subject to anti-dilution provisions providing that, with the exception of certain excluded categories of issuances and transactions, if we issue any shares of common stock or securities convertible into or exercisable for common stock, or if common stock equivalents are repriced, at an effective price per share less than the exercise price, without the consent of a majority in interest of the investors, the exercise price will be adjusted downward to equal the per share price of the securities issued or deemed issued in such transaction.

The Warrants are exercisable for a period of five years from the date of issuance. The exercise price of the Warrants was initially $12.155 per share, which was 110% of the closing price of the common stock on the day before the closing. The Warrants provide for proportional adjustment of the number and kind of securities purchasable upon exercise of the Warrants and the per share exercise price upon the occurrence of certain specified events, and include price anti-dilution provisions which provide for an adjustment to the per share exercise price of the Warrants and the number of shares issuable upon exercise of the Warrants, if the Company issues common stock or common stock equivalents at effective per share prices lower than the exercise price of the Warrants.

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

We may give a Call Notice only within 10 trading days after any 20-consecutive trading day period during which the volume weighted average price (“VWAP”) of our common stock is not less than 250% of the exercise price for the Warrants in effect for 10 out of such 20-consecutive trading day period. The exercise price of the Warrants at June 30, 2014, is $5.95 per share, and accordingly 250% of such exercise price is $14.875 per share. The maximum amount of Warrant Shares that may be included in a Call Notice will be reduced for the holder to the extent necessary so as to prevent the holder from exceeding the beneficial ownership limitation described in the warrants. In addition, a Call Notice may not be given after the occurrence of an event of default. Subject to the foregoing, a holder must exercise the Warrant and purchase the called Warrant Shares within 14 trading days after the Call Date, or the Warrant will be cancelled with respect to the unexercised portion of the Warrant that was subject to the Call Notice. Call Notices generally must be given to all Warrant holders.

The Warrants with the embedded call option at issuance were valued using the Binomial Option Pricing Model. The average fair value of a single Warrant, including the call option, was $2.329 per share and the average value of the Warrant anti-dilution reset feature was $1.2002 per share. As a result, the Company recorded liabilities for the warrant and warrant down-round protection derivative totaling $2,398,280.

December 2012 Convertible Notes

On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $600,000 and 35,294 shares of common stock to a private investor, and received gross proceeds of $600,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrued at a rate of 10% per annum compounded monthly and was payable monthly commencing February 1, 2013. All unpaid principal and interest on the note was due and payable on December 31, 2013. In connection with the June 26, 2013 private placement transaction, the maturity date of the note was extended to March 26, 2014. At any time on or before the maturity date, the investor had the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $9.35 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The market value of the common stock on the date issued was $12.07 per share, for a total value of $426,000. Debt issuance cost of $426,000 was recorded as a result. The stock was restricted for six months from the date issued. Additionally, in connection with the extension of the due date, the Company issued 22,058 warrants to purchase common stock, and additional debt issuance cost of $67,500 was recorded. All debt issuance costs were fully amortized at March 31, 2014.

The conversion feature of the note was considered beneficial to the investor due to the conversion price for the convertible note being lower than the market value of the common stock on the date the note was issued. The estimated value of the beneficial conversion feature was $174,545. The beneficial conversion feature was being amortized over the term of the note. The effective annual interest rate of the note was 107% after considering the debt issuance cost and the beneficial conversion feature. The beneficial conversion feature was fully amortized as of March 31, 2014.

On March 26, 2014, the note was amended to extend the maturity date to June 26, 2014, as well as change the conversion price from $9.35 per share to $6.00 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). This amendment changed the present value of the note by greater than 10%, which led the Company to account for the amendment as an extinguishment of and reissuance of the note. The market value of the Company’s common stock the day before the amendment date was $6.28, and the conversion feature is considered beneficial as a result. The estimated value of the beneficial conversion feature was $28,000. In addition, the Company recorded a gain on extinguishment of $198,864 which is equal to the difference in the present value between the original and the new note. The beneficial conversion feature and the gain were recorded as discounts to the note payable and were being amortized to interest expense over the term of the note. The Company repaid the note during the quarter ended June 30, 2014. The effective annual interest rate of the amended note was 196% after considering the discounts. The discounts were fully amortized during the quarter ended June 30, 2014, resulting in $216,661 charged to interest expense during the three months ended June 30, 2014.

Notes Payable

On May 1, 2011, the Company entered into a non-interest bearing note payable with a drug wholesaler related to sales returns in the amount of $147,866. The note required monthly payments of $10,000 with a final payment of $7,866 due on July 15, 2012. The note is currently due on demand and now bears interest at 12% per annum. The outstanding balance on this note at June 30, 2014 and March 31, 2014 was $20,501 and $38,653, respectively.

Notes Payable to Related Parties

The Company had notes payable to a related party reflecting loans by related parties to the Company, which bore interest at 10%. The principal was repaid during the year ended March 31, 2014. The balance of accrued interest totaling $79,776 was repaid during the three months ended June 30, 2014.

Note 5: Derivative Liabilities and Fair Value Measurements

Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the warrant liability and related down-round provision related to the Secured Notes should be treated as derivatives. The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

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

The Company recognizes derivative liabilities at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (“BOPM”) to develop its assumptions for determining the fair value of the Warrants and related anti-dilution features.

Key assumptions at June 30, 2014 for the Warrants discussed in Note 4 include a volatility factor of 96.0%, a dividend yield of 0%, expected life of 4.0 years and a risk free interest rate of 1.00%.

The Company estimated the fair value of the Warrants, including call options, to be $0.5590 per share and the down-round protection derivative for the same warrants is estimated at $1.1438. The number of Warrants issued was 764,960. The carrying value of the Warrants with call options at June 30, 2014 was $427,613 and the carrying value of the down-round protection derivative for the same date was $874,961.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

	Warrants	Warrant Derivative	Total

Balance, March 31, 2014	$(1,019,539)	$(378,502)	$(1,398,041)
Net Change in Fair Value	591,926	(496,459)	95,467

Balance at June 30, 2014	$(427,613)	$(874,961)	$(1,302,574)

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. There were no changes in the valuation techniques during the quarter ended June 30, 2014.

	Fair Value at 06/30/2014	Valuation Technique	Unobservable Input	Range

Warrant Derivative and Warrant Down-round Protection Derivative (combined)	$1,302,574	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	75%

			Probability of reset provision being waived	5%

Significant unobservable inputs for the derivative liabilities include (1) the estimated probability of the occurrence of a down-round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down-round and (3) the probability of the reset provision being waived. These estimates which are unobservable in the market were utilized to value the anti-dilution features of the warrants as of June 30, 2014.

Note 6: Stock Option Plans, Shares Reserved and Warrants

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

On April 1, 2014, the Company issued options to purchase 283,800 shares of common stock to officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $6.32 per share. These options were valued using a Black Scholes model; the expected volatility was approximately 28% and the risk-free interest rate was approximately 3%. The calculated fair value of the options was $786,126.

The Company recorded $110,502 of share based compensation expense during the three months ended June 30, 2014. The following summarizes outstanding stock options at June 30, 2014:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested

2009 Equity Incentive Plan	774,722	8.10 Years	$6.07	461,357

 The following summarizes warrants outstanding at June 30, 2014:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2015
Consultant Warrants	635	$3.40	January 29, 2010	January 29, 2015

2013 Private Placement	836,692	$5.95-12.16	June 26, 2013	June 25, 2018
Consultant Warrants	17,647	$3.74	July 11, 2011	July 11, 2016

Underwriter Warrants	186,000	$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	27,900	$7.44	December 16, 2014	January 16, 2019

Total Warrants	1,127,698

At June 30, 2014, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	1,127,698
2009 Equity Incentive Plan	1,862,620
Total Shares Reserved	2,990,318

Note 7: Legal Matters

Information regarding certain legal proceedings to which the Company is or may become a party can be found in the description of legal proceedings contained in the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2014, and is incorporated herein by reference. There have not been any material developments with respect to such proceedings during the quarter to which this Report on Form 10-Q relates.

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

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our consolidated financial statements for the years ended March 31, 2014 and 2013 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in its continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of June 30, 2014, we had cash and cash equivalents of approximately $2.1 million, an accumulated deficit of approximately $49.0 million, and liabilities of approximately $1.9 million. We will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the quarter ended June 30, 2014, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations.

Our management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that we will be able to obtain any required additional funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures and delay development or commercialization of some or all of our products. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues. Adamis had no revenues during the three month periods ending June 30, 2014 and 2013, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $1,740,000 and $225,000 for the three months ending June 30, 2014 and 2013, respectively. The increase in research and development expenses was due to an FDA filing fee relating to our NDA application to the FDA for our Epinephrine PFS product, and increased patent prosecution fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the three months ending June 30, 2014 and 2013 were approximately $1,011,000 and $515,000, respectively. The increase in expense was due to amortization expense, increased compensation due to the issuance of stock options and increased headcount plus increased rent expense.

Other Income (Expense). Interest expense for the three month period ending June 30, 2014 and 2013 was approximately $(226,000) and approximately $(405,000), respectively. Interest expense consists primarily of expense in connection with various notes payable and the amortization of debt issuance costs. The decrease in interest expense for the three month period ended June 30, 2014, in comparison to the same period for fiscal 2014 was due to the change in the balance of outstanding notes payable during the periods. The net change in fair value of certain liabilities resulted in income of approximately $95,000 for the three months ended June 30, 2014, compared to income of approximately $102,000 for three months ended June 30, 2013.

Liquidity and Capital Resources

We have incurred net loss of approximately $2.9 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively. Since inception, and through June 30, 2014, we have an accumulated deficit of approximately $49.0 million. Since inception and through June 30, 2014 we have financed our operations principally through debt financing, through private issuances of common stock, and through our underwritten public offering of common stock completed in December 2013 and January 2014. Since inception, we have raised a total of approximately $54.7 million in debt and equity financing transactions, consisting of approximately $15.8 million in debt financing and approximately $38.9 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing licenses, acquisitions or investments in other businesses, products or technologies, and for capital expenditure.

  Total assets were approximately $11.6 million at June 30, 2014, a decrease of approximately $3.6 million from March 31, 2014. All liabilities are classified as current. Current assets exceed current liabilities by approximately $249,000 at June 30, 2014.

Net cash used in operating activities for the three months ended June 30, 2014 and 2013, was approximately $(2.7) million and $(1.7) million, respectively. Net cash used in operating activities increased due to payment of an NDA application to the FDA, reductions in accounts payable and accrued expenses, and decrease on warrant liabilities.

Net cash provided by (used in) financing activities was approximately $(.6) million and $5.1 million for the three months ended June 30, 2014 and 2013, respectively. Results for the three months ended June 30, 2014, were affected by the repayment of notes payable. Results for the three months ended June 30, 2013 include $5.3 million of proceeds from a private placement transaction.

As noted above under the heading “Going Concern and Management’s Plan,” at June 30, 2014, Adamis had substantial liabilities and obligations. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations. Even if are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014 have not significantly changed, and no additional policies have been adopted during the three months ended June 30, 2014.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-12, Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 requires that a performance target which affects vesting and which could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

Off Balance Sheet Arrangements

At June 30, 2014, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, under the heading “Item 9A Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding certain legal proceedings to which the Company is or may become a party can be found in the description of legal proceedings contained in the Company’s most recent Annual Report on Form 10-K for the year ended March 31, 2014, and is incorporated herein by reference. There have not been any material developments with respect to such proceedings during the quarter to which this Report on Form 10-Q relates.

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at June 30, 2014, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2015, we did not issue securities without registration under the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Removed and Reserved.

ITEM 5. Other Information

None.

ITEM 6. Exhibits The following exhibits are attached hereto or incorporated herein by reference.
10.1	Amendment to Convertible Promissory Note. (Incorporated by reference to exhibits filed with the Company’s Report on Form 8-K filed April 1, 2014)

10.2	Office Lease Agreement. (Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K filed June 23, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: August 13, 2014	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: August 13, 2014	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer

