Form 10-Q
period 2014-09-30
Adamis Pharmaceuticals Corp
filed 2014-11-14
CIK 887247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of October 31, 2014, was 10,551,519.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014
ASSETS	(Unaudited)	March 31, 2014
CURRENT ASSETS
Cash	$5,942,875	$5,403,235
Prepaid Expenses and Other Current Assets	50,070	14,504
	5,992,945	5,417,739
LONG TERM ASSETS
Intangible Assets, net	9,029,098	9,611,632
Equipment, net	82,534	92,245
Total Assets	$15,104,577	$15,121,616

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$750,011	$671,018
Accrued Other Expenses	70,012	159,955
Accrued Bonuses	—	282,821
Warrants, at fair value	1,053,780	1,019,539
Warrant Derivative Liabilities, at fair value	431,979	378,502
Convertible Notes Payable, net	—	383,339
Other Notes Payable	14,450	38,653

Total Liabilities	2,320,232	2,933,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock – Par Value $.0001; 10,000,000 Shares
Authorized; 1,418,439 and none Issued, 1,418,439 and
none Outstanding, Respectively	142	—
Common Stock – Par Value $.0001; 100,000,000 Shares Authorized;
10,859,059 and 10,809,059 Issued, 10,551,519 and
10,501,519 Outstanding, Respectively	1,086	1,081
Additional Paid-in Capital	63,926,930	58,324,941
Accumulated Deficit	(51,138,584)	(46,133,004)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)

Total Stockholders' Equity (Deficit)	12,784,345	12,187,789
	$15,104,577	$15,121,616

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$—	$—	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,343,816	762,078	2,354,321	1,277,322
RESEARCH AND DEVELOPMENT	597,545	194,954	2,337,658	419,470

Loss from Operations	(1,941,361)	(957,032)	(4,691,979)	(1,696,792)

OTHER INCOME (EXPENSE)
Interest Expense	—	(2,777,575)	(225,883)	(3,182,459)
Change in Fair Value of Warrants	(626,167)	1,404,466	(34,241)	1,404,466
Change in Fair Value of Warrant Derivative Liabilities	442,982	—	(53,477)	—
Change in Fair Value of Derivative Liabilities	—	(244,198)	—	(203,653)
Change in Fair Value of Conversion Feature Liability	—	2,542,344	—	2,603,981
Total Other Income (Expense)	(183,185)	925,037	(313,601)	622,335

Net (Loss)	$(2,124,546)	$(31,995)	$(5,005,580)	$(1,074,457)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.20)	$—	$(0.48)	$(0.17)

Basic and Diluted Weighted Average Shares Outstanding	10,747,869	6,169,167	10,507,474	6,156,415

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(5,005,580)	$(1,074,457)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	295,357	145,871
Change in Fair Value of Warrants	34,241	(1,404,466)
Change in Fair Value of Warrant Derivative Liabilities	53,477	—
Change in Fair Value of Derivative Liabilities	—	203,653
Change in Fair Value of Conversion Feature Liability	—	(2,603,981)
Amortization of Discount on Notes Payable	216,661	2,534,691
Amortization of Debt Issuance Costs	—	444,445
Amortization of Stock Issued for Services	—	35,500
Depreciation and Amortization Expense	592,245	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	(35,566)	(26,253)
Increase (Decrease) in:
Accounts Payable	78,993	(96,742)
Accrued Other Expenses and Bonuses	(133,713)	(140,443)
Net Cash (Used in) Operating Activities	(3,903,885)	(1,982,182)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment of Non-refundable Deposit	—	(3,000,000)
Net Cash (Used in) Investing Activities	—	(3,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	—	5,875,000
Proceeds from Issuance of Common Stock	5,000,000	—
Proceeds from Exercise of Warrants	170,000
Payment of Notes Payable	(24,203)	(471,000)
Payment of Convertible Notes Payable	(600,000)	—
Cash Paid for Debt Issuance Costs	—	(286,349)
Cash Paid for Preferred Stock and Warrant Issuance Costs	(102,272)	—
Payment of Notes Payable to Related Parties	—	(15,890)
Net Cash Provided by Financing Activities	4,443,525	5,101,761
Increase in Cash	539,640	119,579
Cash:
Beginning	5,403,235	—
Ending	$5,942,875	$119,579

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$94,164	$208,667

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Common Stock issued for Exercised Warrants and Options	$—	$25
Stock Options Issued for Accrued Bonuses	$239,051	$—
Note Payable Discounts from Deriviative and Convertible Feature Liabilities, and Warrants	$—	$5,962,763
Accrued Interest Applied to Principal Balance	$—	$51,944
Notes Payable Converted to Common Stock	$—	$104,000
Warrants Issued for Debt Costs	$—	$219,500
Settlement of Derivative Liability through Modification of Note	$—	$110,818

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Adamis Pharmaceuticals Corporation’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

Liquidity and Capital Resources

Our cash and cash equivalents were $5,942,875 and $5,403,235 at September 30, 2014 and March 31, 2014, respectively.

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

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted averages shares for the three and six month periods ended September 30, 2014 and September 30, 2013 consist of outstanding stock options and other compensation arrangements (1,152,429 and 447,077, respectively), outstanding warrants (2,496,137 and 914,040, respectively), potential common stock to be issued upon conversion of preferred stock of 1,418,439 and 0, respectively, and potential common stock to be issued upon conversion of convertible debt (0 and 829,131, respectively).

Recent Accounting Pronouncement

In August 2014, the FASB issued ASU No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires a Company’s management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16 (“ASU 2014-16”), Derivatives and Hedging (Topic 815) – Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.  ASU 2014-16 was issued to clarify how current U.S. generally accepted accounting principles should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share.  In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features.  The effects of initially adopting ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective.  Retrospective application is permitted to all relevant prior periods.  ASU 2014-16 is effective fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption in an interim period is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-16 on its consolidated financial statements.

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

Note 3: Intangible Assets

Intangible assets at September 30, 2014 consist of patents, intellectual property and a transition services agreement. Amortization expense was approximately $291,000 and $583,000 for the three and six months ended September 30, 2014, respectively.

Note 4: Sale of Preferred Stock

On August 19, 2014, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,418,439 shares of Series A Convertible Preferred Stock and warrants to purchase up to 1,418,439 shares of common stock. The shares of Series A Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $3.525 per unit. The Series A Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $3.40 per share, and the warrants are exercisable for five years. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A Preferred or Warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A Preferred or exercise of the Warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A Preferred or Warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A Preferred or exercise of the Warrants (without regard to any limitations on conversion).

Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the Securities and Exchange Commission within 60 days of the closing date to register the resale from time to time of shares of common stock underlying the Series A Preferred and the warrants.

Note 5: Notes Payable

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

The Warrants are exercisable for a period of five years from the date of issuance. The exercise price of the Warrants was initially $12.155 per share, which was 110% of the closing price of the common stock on the day before the closing. The Warrants provide for proportional adjustment of the number and kind of securities purchasable upon exercise of the Warrants and the per share exercise price upon the occurrence of certain specified events, and include price anti-dilution provisions which provide for an adjustment to the per share exercise price of the Warrants and, in certain instances, the number of shares issuable upon exercise of the Warrants, if the Company issues common stock or common stock equivalents at effective per share prices lower than the exercise price of the Warrants.

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

We may give a Call Notice only within 10 trading days after any 20-consecutive trading day period during which the volume weighted average price (“VWAP”) of our common stock is not less than 250% of the exercise price for the Warrants in effect for 10 out of such 20-consecutive trading day period. The exercise price of the Warrants at September 30, 2014, is $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. The maximum amount of Warrant Shares that may be included in a Call Notice will be reduced for the holder to the extent necessary so as to prevent the holder from exceeding the beneficial ownership limitation described in the warrants. In addition, a Call Notice may not be given after the occurrence of an event of default. Subject to the foregoing, a holder must exercise the Warrant and purchase the called Warrant Shares within 14 trading days after the Call Date, or the Warrant will be cancelled with respect to the unexercised portion of the Warrant that was subject to the Call Notice. Call Notices generally must be given to all Warrant holders.

The Warrants with the embedded call option at issuance were valued using the Binomial Option Pricing Model (“BOPM”). The average fair value of a single Warrant, including the call option, was $2.329 per share and the average value of the Warrant anti-dilution reset feature was $1.2002 per share. As a result, the Company recorded liabilities for the warrant and warrant down-round protection derivative totaling $2,398,280.

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

On March 26, 2014, the note was amended to extend the maturity date to June 26, 2014, as well as change the conversion price from $9.35 per share to $6.00 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). This amendment changed the present value of the note by greater than 10%, which led the Company to account for the amendment as an extinguishment of and reissuance of the note. The market value of the Company’s common stock the day before the amendment date was $6.28, and the conversion feature is considered beneficial as a result. The estimated value of the beneficial conversion feature was $28,000. In addition, the Company recorded a gain on extinguishment of $198,864 which is equal to the difference in the present value between the original and the new note. The beneficial conversion feature and the gain were recorded as discounts to the note payable and were being amortized to interest expense over the term of the note. The Company repaid the note during the quarter ended June 30, 2014. The effective annual interest rate of the amended note was 196% after considering the discounts. The discounts were fully amortized during the quarter ended June 30, 2014.

Notes Payable

On May 1, 2011, the Company entered into a non-interest bearing note payable with a drug wholesaler related to sales returns in the amount of $147,866. The note required monthly payments of $10,000 with a final payment of $7,866 due on July 15, 2012. The note is currently due on demand and now bears interest at 12% per annum. The outstanding balance on this note at September 30, 2014 and March 31, 2014 was $14,450 and $38,653, respectively.

Notes Payable to Related Parties

The Company had notes payable to a related party reflecting loans by related parties to the Company, which bore interest at 10%. The principal was repaid during the year ended March 31, 2014. The balance of accrued interest totaling $79,776 was repaid during the three months ended June 30, 2014.

Note 6: Derivative Liabilities and Fair Value Measurements

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

The Company recognizes derivative liabilities at their respective fair values at inception and on each reporting date. The Company utilized the BOPM to develop its assumptions for determining the fair value of the Warrants and related anti-dilution features.

Key assumptions at September 30, 2014 for the warrants discussed in Note 5 include a volatility factor of 93.0%, a dividend yield of 0%, expected life of 3.75 years and a risk free interest rate of 1.12%.

The Company estimated the fair value of the warrants, including call options, to be $1.4739 per share and the down-round protection derivative for the same warrants is estimated at $0.6042. The number of unexercised Warrants issued was 714,961. The carrying value of the Warrants with call options at September 30, 2014 was $1,053,780 and the carrying value of the down-round protection derivative for the same date was $431,979.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs
(Level 3):

	Warrants	Warrant Derivative	Total
Balance: March 31, 2014	$(1,019,539)	$(378,502)	$(1,398,041)

Net Change in Fair Value	591,926	(496,459	95,467

Balance: June 30, 2014	(427,613)	(847,961)	(1,302,574)

Net Change in Fair Value	(626,167)	442,982	(183,185)

Balance: September 30, 2014	$(1,053,780)	$(431,979)	$(1,485,759)

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. There were no changes in the valuation techniques during the quarter ended September 30, 2014.

	Fair Value at 09/30/2014	Valuation Technique	Unobservable Input	Range

Warrant Derivative and Warrant Down-round Protection Derivative (combined)	$1,485,759	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	50%

			Probability of reset provision being waived	5%

Significant unobservable inputs for the derivative liabilities include (1) the estimated probability of the occurrence of a down-round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down-round and (3) the probability of the reset provision being waived. These estimates which are unobservable in the market were utilized to value the anti-dilution features of the warrants as of September 30, 2014.

Note 7: Common Stock

During September 2014, the Company issued common stock upon exercise of a June 2013 Warrant. The warrant holder exercised the warrant for cash at an exercise price of $3.40 per share. The Company received cash of $170,000 and the warrant holder received 50,000 shares of common stock.

Note 8: Stock Option Plans, Shares Reserved and Warrants

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

On August 19, 2014, the Company issued warrants to purchase 1,418,439 shares of common stock to a small number of related funds. The warrants were part of the offering to issue Series A Convertible Preferred Stock (see Note 4). The exercise price of the warrants is $3.40 per share, and the warrants are exercisable for five years from the issuance date.

From August 25, to September 29, 2014, the Company issued options to purchase 215,000 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $4.04 to $4.71 per share. These options were valued using a Black Scholes model; the expected volatility was approximately 104% and the risk-free interest rate was approximately 2%. The calculated fair value of the options was $795,643.

On September 18, 2014 and September 22, 2014, the Company issued options to purchase 100,000 and 20,000 shares of common stock to consultants of the Company under the 2009 Equity Incentive Plan with exercise prices of $4.80 and $4.78 per share. These options were valued using a Black Scholes model; the expected volatility was approximately 104% and the risk-free interest rate was approximately 2%. The calculated fair value of the options was $466,400.

The Company recorded $184,855 and $295,357 of share based compensation expense during the three and six months ended September 30, 2014, respectively. The following summarizes outstanding stock options at September 30, 2014:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options Vested

2009 Equity Incentive Plan	1,109,722	8.50 Years	$5.64	508,897

The following summarizes warrants outstanding at September 30, 2014:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2015
Consultant Warrants	635	$3.40	January 29, 2010	January 29, 2015

2013 Private Placement	786,692	$3.40-12.16	June 26, 2013	June 25, 2018
Consultant Warrants	17,647	$3.74	July 11, 2011	July 11, 2016

Underwriter Warrants	186,000	$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	27,900	$7.44	January 16, 2014	January 16, 2019
Preferred Stock Sale Warrants	1,418,439	$3.40	August 19, 2014	August 19, 2019

Total Warrants	2,496,137

At September 30, 2014, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	2,496,137
2009 Equity Incentive Plan	1,862,620
Total Shares Reserved	4,358,757

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

Note 10: Subsequent Events

On November 6, 2014, the Board of Directors of the Company approved a change in the Company's fiscal year end from March 31 to December 31. In accordance with certain rules promulgated under the Securities Exchange Act of 1934, as amended, the Company will file a Transition Report on Form 10-K for the nine-month period ended December 31, 2014 with the Securities and Exchange Commission within the time period prescribed by such rules. Subsequent to the filing of the Transition Report on Form 10-K, the Company’s annual reports on Form 10-K will cover the calendar year January 1 to December 31.

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

General

Company Overview

We are an emerging pharmaceutical company focused on combining specialty pharmaceuticals and biotechnology to provide innovative medicines for patients and physicians. We are currently primarily focused on our specialty pharmaceutical products. We are currently developing four products in the allergy and respiratory markets, including our Epinephrine PFS product, for the emergency treatment of acute allergic reactions, including anaphylaxis, and a dry powder inhaler technology. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to pursue Section 505(b)(2) New Drug Application, or NDA, regulatory approval filings with the U.S. Food and Drug Administration, or FDA, whenever applicable in order to reduce the time needed to get to market and to save on costs, compared to Section 505(b)(1) NDA filings for new drug products. We also have a number of biotechnology product candidates and technologies, including therapeutic vaccine and cancer product candidates and technologies for patients with unmet medical needs in the global cancer market.

Recent Developments

On May 28, 2014, we submitted a Section 505(b)(2) NDA application to the FDA for approval for sale of our Epinephrine PFS product. In connection with the filing of the application, we paid the required filing fee of $1,084,550.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our consolidated financial statements for the years ended March 31, 2014 and 2013 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in its continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of September 30, 2014, we had cash and cash equivalents of approximately $5.9 million, an accumulated deficit of approximately $51.1 million, and liabilities of approximately $2.3 million. We will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the quarter ended September 30, 2014, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations.

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

Results of Operations

Six Months Ended September 30, 2014 and 2013

Revenues. Adamis had no revenues during the six month periods ending September 30, 2014 and 2013, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $2,338,000 and $419,000 for the six months ending September 30, 2014 and 2013, respectively. The increase in research and development expenses was primarily due to an FDA filing fee relating to our NDA application to the FDA for our Epinephrine PFS product, increased development costs and increased patent prosecution fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the six months ending September 30, 2014 and 2013 were approximately $2,354,000 and $1,277,000, respectively. The increase in expense was primarily due to amortization expense, increased compensation due to the issuance of stock options and increased headcount plus increased rent, insurance and legal expense.

Other Income (Expense). Interest expense for the six month period ending September 30, 2014 and 2013 was approximately $(226,000) and approximately $(3,182,000), respectively. Interest expense consists primarily of expense in connection with various notes payable and the amortization of debt issuance costs. The decrease in interest expense for the six month period ended September 30, 2014, in comparison to the same period for fiscal 2014 was due to the change in the balance of outstanding notes payable during the periods. The net change in fair value of certain liabilities resulted in expense of approximately $(88,000) for the six months ended September 30, 2014, compared to income of approximately $3,805,000 for six months ended September 30, 2013.

Three Months Ended September 30, 2014 and 2013

Revenues. Adamis had no revenues during the three month periods ending September 30, 2014 and 2013, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $598,000 and $195,000 for the three months ending September 30, 2014 and 2013, respectively. The increase in research and development expenses was due to increased development costs of the Epinephrine PFS product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the three months ending September 30, 2014 and 2013 were approximately $1,344,000 and $762,000, respectively. The increase in expense was due to amortization expense, increased compensation due to the issuance of stock options and increased headcount, as well as increased rent, insurance and legal expense.

Other Income (Expense). Interest expense for the three month period ending September 30, 2014 and 2013 was $0 and approximately $(2,778,000), respectively. Interest expense consists primarily of expense in connection with various notes payable and the amortization of debt issuance costs. The decrease in interest expense for the three month period ended September 30, 2014, in comparison to the same period for fiscal 2014 was due to the change in the balance of outstanding notes payable during the periods. The net change in fair value of certain liabilities resulted in expense of approximately $(183,000) for the three months ended September 30, 2014, compared to income of approximately $3,703,000 for three months ended September 30, 2013.

Liquidity and Capital Resources

We have incurred net losses of approximately $5.0 million and $1.1 million for the six months ended September 30, 2014 and 2013, respectively. Since inception, and through September 30, 2014, we have an accumulated deficit of approximately $51.1 million. Since inception and through September 30, 2014 we have financed our operations principally through debt financing, through private issuances of common stock and preferred stock, and through our underwritten public offering of common stock completed in December 2013 and January 2014. Since inception, we have raised a total of approximately $59.7 million in debt and equity financing transactions, consisting of approximately $15.8 million in debt financing and approximately $43.9 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing licenses, acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Total assets were approximately $15.1 million at both September 30, 2014 and March 31, 2014. All liabilities are classified as current. Current assets exceed current liabilities by approximately $3.7 million at September 30, 2014.

Net cash used in operating activities for the six months ended September 30, 2014 and 2013, was approximately $(3.9) million and $(2.0) million, respectively. Net cash used in operating activities increased due to payment of an NDA application to the FDA, changes in fair market value of liabilities, and increases in SG&A expenses.

Net cash used in investing activities was $0 and $3.0 million for the six months ended September 30, 2014 and 2013, respectively. Results for the six months ended September 30, 2013, were related to a deposit for the future purchase of certain intangible and fixed assets.

Net cash provided by financing activities was approximately $4.4 million and $5.1 million for the six months ended September 30, 2014 and 2013, respectively. Results for the six months ended September 30, 2014, were primarily affected by the repayment of notes payable and receipt of approximately $5 million of gross proceeds from the issuance of preferred stock and warrants in a private placement transaction in August 2014. Results for the quarter ended September 30, 2013, were primarily affected by approximately $5.9 million of proceeds from the issuance of notes payable.

As noted above under the heading “Going Concern and Management’s Plan,” at September 30, 2014, Adamis had substantial liabilities and obligations. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations. Even if are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014 have not significantly changed, and no additional policies have been adopted during the six months ended September 30, 2014.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires a Company’s management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16 (“ASU 2014-16”), Derivatives and Hedging (Topic 815) – Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.  ASU 2014-16 was issued to clarify how current U.S. generally accepted accounting principles should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share.  In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features.  The effects of initially adopting ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective.  Retrospective application is permitted to all relevant prior periods.  ASU 2014-16 is effective fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption in an interim period is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-16 on its consolidated financial statements.

Off Balance Sheet Arrangements

At September 30, 2014, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, under the heading “Item 9A Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at September 30, 2014, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, except as described below, we did not issue securities without registration under the Securities Act of 1933, as amended.

On August 19, 2014, the Company completed a private placement transaction with a small number of sophisticated investors pursuant to which the Company issued 1,418,439 shares of Series A Convertible Preferred Stock and warrants to purchase up to 1,418,439 shares of common stock. The shares of Series A Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $3.525 per unit. The Series A Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $3.40 per share, and the warrants are exercisable for five years. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A Preferred or Warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A Preferred or exercise of the Warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A Preferred or Warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A Preferred or exercise of the Warrants (without regard to any limitations on conversion).

Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. The securities were issued in a private placement transaction to a limited number of shareholders in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act. Each person or entity to whom securities were issued represented that the securities were being acquired for investment purposes, for the person’s or entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

During September 2014, the Company issued 50,000 shares of common stock upon exercise of June 2013 Warrants. The warrant holder exercised the warrant for cash at an exercise price of $3.40 per share, and the Company received cash of $170,000. The warrant, and the shares issued upon exercise of the warrant, were issued in a private placement transaction to a limited number of shareholders in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act. Each person or entity to whom securities were issued represented that the securities were being acquired for investment purposes, for the person’s or entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Removed and Reserved.

ITEM 5. Other Information

None.

ITEM 6. Exhibits The following exhibits are attached hereto or incorporated herein by reference.
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock(1)

4.1	Form of Common Stock Purchase Warrant dated August 19, 2014(1)

10.1	Purchase Agreement Dated August 19, 2014(1)

10.2	Registration Rights Agreement dated August 19, 2014(1)

10.3	2009 Equity Incentive Plan

10.4	Form of Warrants dated June 26, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to exhibits filed with the Company’s Report on Form 8-K filed August 20, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: November 14, 2014	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 14, 2014	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer

