Form 10-KT
period 2014-12-31
Adamis Pharmaceuticals Corp
filed 2015-03-26
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended

OR

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from April 1, 2014 to December 31, 2014

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

YES    ☐    NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2014, was $38,867,551.

At March 26, 2015, the Company had 13,331,438 shares outstanding.

Documents Incorporated by Reference: Portions of the proxy statement for the 2015 annual stockholders meeting are incorporated by reference into Part III.

ADAMIS PHARMACEUTICALS CORPORATION

i

Information Relating to Forward-Looking Statements

This Transition Report on Form 10-K (this “Report” or “Transition Report”) includes “forward-looking” statements. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements include statements about our strategies, objectives and our future achievement. To the extent statements in this Transition Report on Form 10-K involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, our expectations concerning the timing of regulatory approvals, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Transition Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Transition Report on Form 10-K, including, without limitation, under the headings “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

In addition, many forward-looking statements in this Transition Report on Form 10-K, including statements concerning, among other matters, current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities. As discussed herein, including under “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward looking statements.

The Adamis Pharmaceuticals logo and other trademarks or service marks of Adamis Pharmaceuticals Corporation appearing in this Transition Report on Form 10-K are the property of Adamis Pharmaceuticals Corporation. All other brand names or trademarks appearing in this Transition Report on Form 10-K are the property of their respective owners. Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

Unless otherwise indicated, share and per share amounts in this Transition Report on Form 10-K reflect a 1-for-17 reverse split of our outstanding common stock effected in December 2013.

ii

EXPLANATORY NOTE REGARDING THE TRANSITION REPORT

We changed our fiscal year to the calendar twelve months ending December 31, effective beginning after our previous fiscal year ended March 31, 2014. As a result, our current fiscal period was shortened from twelve months to a nine-month transition period ended on December 31, 2014.

As a result, unless otherwise indicated herein, comparisons of fiscal year results in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” portion of this Transition Report, and elsewhere herein, compare results for the nine-month transition period from April 1, 2014 through December 31, 2014 (sometimes referred to herein as the “Transition 2014 Period” or “the nine months ended December 31, 2014”) to the 12-month period of the fiscal year ended March 31, 2014, and accordingly are not comparing results for a comparable period of time. Included in note 17 to the financial statements appearing elsewhere in this Transition Report is certain unaudited financial information for the nine-month period from April 1, 2013 to December 31, 2013.

iii

PART I

ITEM 1.	BUSINESS

Company Overview

Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a pharmaceutical company focused on combining specialty pharmaceuticals and biotechnology to provide innovative medicines for patients and physicians. We are currently primarily focused on our specialty pharmaceutical products. We are currently developing several products in the allergy and respiratory markets, including one utilizing a dry powder inhaler technology that we acquired from 3M Company, or 3M. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit Section 505(b)(2) New Drug Applications, or NDAs, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the U.S. Food and Drug Administration, or FDA, whenever possible in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products. We also have a number of biotechnology product candidates and technologies, including therapeutic vaccine and cancer product candidates and technologies intended to treat patients with unmet medical needs in the global cancer market. To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make significant investments in equipment, new product development and working capital.

The current status of our development programs is as follows:

Product Portfolio

Specialty Pharmaceutical Products	Target Indication	Development Status
Epinephrine PFS	Anaphylaxis	Submitted NDA
APC-5000 DPI	Asthma/COPD	Phase 3 ready (1)(2)
APC-1000	Asthma/COPD	Phase 3 ready (1)(2)
APC-2000	Bronchospasm	Phase 3 ready (1)(2)
APC-3000	Allergic Rhinitis	Phase 3 ready (1)(2)

Biotechnology Products	Target Indication	Development Status
TeloB-VAX (vaccine)	Prostate Cancer	Phase 2 ready (1)
APC-100	Prostate Cancer	Phase 1 trial (3)
APC-200	Prostate Cancer	Preclinical
APC-300	Prostate Cancer	Preclinical

(1)

Represents the next anticipated development or regulatory stage for the product candidate that we may pursue, assuming that we have the financial resources to pursue any of these opportunities. There are no assurances that we will pursue these opportunities, for financial or other reasons.

(2)	A single Phase 3 trial, without previous Phase 1 or Phase 2 trials, is the anticipated next product development stage.
(3)	Phase 1/2a clinical trial has commenced.

We have not received regulatory approval for any drugs or products. Since our fiscal 2010 year, we have not generated commercial revenues from marketing or selling any drugs or other products.

Anaphylaxis; Epinephrine Pre-Filled Syringe

Our most advanced product candidate, the Epinephrine Injection USP 1:1000 0.3mg Pre-filled Single Dose Syringe, or the Epinephrine PFS, is a pre-filled syringe designed to deliver a premeasured 0.3 mg dose of epinephrine for the treatment of anaphylaxis. The American Academy of Allergy Asthma and Immunology, or AAAAI, defines anaphylaxis as a serious life-threatening allergic reaction. The most common anaphylactic reactions are to foods, insect stings, medications and latex. According to information published by AAAAI reporting on findings from a 2009-2010 study, up to 8% of U.S. children under the age of 18 had a food allergy, and approximately 38% of those with a food allergy had a history of severe reactions. Anaphylaxis requires immediate medical treatment, including an injection of epinephrine.

We estimate that sales of prescription epinephrine products in 2014 were approximately $1.1 billion, based on industry data. We cannot provide any assurances concerning any possible future rates of annual growth or whether annual prescriptions will decline or grow.

We believe that there is an opportunity for a simple, lower-cost, pre-filled syringe to compete in this market. Our Epinephrine PFS product will allow users to administer a pre-measured epinephrine dose quickly with a syringe that we believe will be familiar to many potential users. Auto-injectors are spring-loaded auto-injector devices. If not administered properly, there is a risk that they could misfire or be misused.  We expect to introduce the Epinephrine PFS product at a price point reflecting a discount to the price of the leading products. We believe that a lower-priced option may be attractive to individuals that pay cash for their epinephrine products, professional users such as hospitals and first responders, and military and prison systems.

We believe that the Epinephrine PFS product, if introduced, may acquire a share of the market based on the price differential between the expected price of the Epinephrine PFS product and the price at which the market-leading product is currently sold, which may motivate purchasers and reimbursing payors to choose the lower cost alternative. We believe that the Epinephrine PFS product has the potential to compete successfully, although there can be no assurance that this will be the case. If our product is approved and introduced, competitors may reduce or otherwise modify the pricing of their existing products. In addition, if additional competing products are introduced in the future, such as a generic or bioequivalent, or A/B rated, version of one or more existing spring-loaded auto-injector devices, at lower prices than the current market leading products, the competitive success of our product could be adversely affected.

With the help of our contract manufacturer, on May 28, 2014, we submitted an NDA to the FDA pursuant to Section 505(b)(2) of the Food, Drug & Cosmetic Act, as amended, or FDCA, for approval of our Epinephrine PFS product. We hope to receive an approval from the FDA in time to permit our first commercial sales to commence by the end of the second quarter of 2015, although there are no assurances that this will be the case. Under goals established in connection with the Prescription Drug User Fee Act, or PDUFA, the FDA’s guidance for the review and acting on standard NDA submissions that do not relate to new molecular entities, which we believe will be the case with our Epinephrine PFS product, is 10 months from the date of receipt of the submission. However, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to the timing of the FDA’s review process, FDA requests for additional data, information, materials or clarification, difficulties scheduling an advisory committee meeting, FDA workload issues, extensions resulting from the submission of additional information or clarification regarding information already in the submission within the last three months of the target PDUFA date, or other reasons. As a result, the dates of regulatory approval, if obtained, and commercial introduction of our product could be delayed beyond our expectations.

Asthma and COPD

According to the National Institute of Health, or NIH, asthma is a chronic lung disease that inflames and narrows the airways. Asthma causes recurring periods of wheezing, chest tightness, shortness of breath, and coughing. Asthma affects people of all ages, but it most often starts during childhood. According to information published by AAAAI reporting on findings from 2011, the number of people in the U.S. with asthma is approximately 25 million and growing.

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

We estimate that global sales of asthma and COPD prescription products were in excess of approximately $14 billion in 2013, based on industry data. Within the global asthma and COPD market, we estimate that one product in particular, Advair Diskus® marketed by GlaxoSmithKline, generated more than $4 billion in U.S. sales and $8 billion in global sales in 2013, based on GSK’s publicly announced results.

APC-5000 DPI. In December 2013, we acquired assets relating to 3M’s patented Taper dry powder inhaler, or DPI, technology under development by 3M for the treatment of asthma and COPD. Pursuant to our agreement with 3M, we made an initial payment of $3.0 million to 3M and acquired an exclusive license to the assets, and on December 27, 2013, we made a final payment to 3M of $7.0 million and the Taper DPI assets were transferred to us. The Taper DPI technology was under development by 3M as a device designed to efficiently deliver dry powder by utilizing a 3M proprietary microstructured carrier tape. We believe that, once developed, the device can be utilized to deliver a variety of different drug compounds.  We intend to utilize the Taper DPI assets initially to develop a pre-metered inhaler device, referred to as APC-5000 DPI, for the treatment of asthma and COPD to deliver the same active ingredients as GlaxoSmithKline’s Advair Diskus®. The Advair Diskus® is a dry powder inhaler, or DPI, product that combines fluticasone propionate, or fluticasone and salmeterol xinafoate, or salmeterol. Fluticasone belongs to the family of medicines known as corticosteroids or steroids.   It works by preventing certain cells in the lungs and breathing passages from releasing substances that cause asthma symptoms. Inhaled salmeterol is a long-acting bronchodilator. Bronchodilators are medicines that are breathed in through the mouth to open up the bronchial tubes (air passages) in the lungs. It relieves cough, wheezing, shortness of breath, and troubled breathing by increasing the flow of air through the bronchial tubes. The combination of the two medicines is used when a patient’s asthma has not been controlled sufficiently on other asthma medicines, or when a patient’s condition is so severe that more than one medicine is needed every day.

Upon completion of product development and clinical trials and if required regulatory approvals are obtained, we intend to commercially market the APC-5000 DPI product to compete for a share of the Advair Diskus market with a branded generic version utilizing the acquired technology. Pursuant to our agreement with 3M, the microstructured carrier tape will be supplied by 3M under a separate supply agreement to be negotiated with 3M.

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

On February 24, 2015, we announced the result of our Phase 1 pharmacokinetic study, or PK study, comparing the bioavailability of our APC-5000 DPI product to GlaxoSmithKline’s Advair® Diskus® DPI.  This PK study was designed as an open-label, randomized, single-dose, 4 period (2 sequence, 2 treatment, fully replicated) crossover relative bioavailability study comparing APC-5000 (Fluticasone Propionate, or FP, 186 μg and Salmeterol Xinafoate, or SX, 44.7 μg; 3 inhalations; total dose 558/134.1 μg FP/SX) and Advair® Diskus® 250/50 μg (3 inhalations; total dose 750/150 μg FP/SX). Sixteen healthy male and female subjects who met the study inclusion criteria were enrolled into the study. The study involved a screening period and four treatment periods separated by four days. After completion of screening procedures, subjects were randomized to receive two doses of each Test and Reference product in four treatment periods. All sixteen subjects completed the study.  The study results confirmed that systemic exposure to the drugs FP and SX was reduced after treatment with APC-5000 as compared to Advair® Diskus®.

We are currently preparing an investigational new drug application, or IND, to be submitted to the FDA to begin human testing of APC-5000 DPI. Assuming receipt of sufficient funding and if clinical trials are initiated and successfully completed, we intend to pursue an NDA under Section 505(b)(2) to seek approval for sale in the U.S. market. We also intend to seek to identify opportunities to market APC-5000 DPI based products outside of the U.S. We currently have no in-house manufacturing capabilities, so we intend to rely on third-party contract manufacturers to manufacture the materials needed to produce APC-5000 DPI. We are in the process of identifying such manufacturers.

Additional Allergy Products; APC-1000; APC-3000; and APC-2000. We have a number of additional product candidates in our allergy and respiratory product pipeline. Our APC-1000 product candidate is a steroid hydrofluoroalkane, or HFA, metered dose inhaler product, for asthma and COPD. Our product candidates, if developed and approved for marketing, will target a small niche within the larger market for respiratory products. To date, we have not made any regulatory filings with the FDA for these products.

On February 24, 2015, we announced the result of our pharmacokinetic study, or PK study, comparing our beclomethasone dipropionate HFA, 80 mcg Inhalation Aerosol, product, APC-1000, with Teva Respiratory, LLC’s Qvar® (Beclomethasone Dipropionate HFA, 80 mcg Inhalation Aerosol) product.  The study was a Phase I open label, randomized, single-dose, four-way crossover PK study comparing  APC-1000 to Qvar. Twenty-two healthy male and female subjects who met the study inclusion criteria were enrolled.  The study involved a screening period before randomization and four treatment periods each separated by a minimum of three days.  Both inhalation aerosols were administered to each subject for a total dose of 320 mcg BDP (4 inhalations). Twenty-one subjects completed the study.  One subject was withdrawn due to non-compliance. The purpose of this PK study was to compare the bioavailability of APC-1000 to Qvar. The results showed the extent of absorption of APC-1000 to be equivalent to Qvar. We intend to initiate a Phase 3 study during the second half of 2015 comparing APC-1000 and Qvar for non-inferiority.

Our APC-3000 product candidate is a HFA pressurized metered dose nasal steroid for the treatment of seasonal and perennial allergic rhinitis.  Inhaled nasal steroid, or INS, products are generally sold under prescription for seasonal allergic rhinitis.  We are currently considering initiating a Phase 3 clinical trial for APC-3000 during the second half of 2015.

Our third product candidate that is in development in our allergy and respiratory pipeline, APC-2000, is a HFA bronchodilator for the treatment or prevention of bronchospasm.  We have had previous discussions with the FDA regarding regulatory approval requirements and intend to have further discussions concerning, among other things, the appropriate regulatory pathway for the product under Section 505(j) relating to ANDAs, Section 505(b)(2) or otherwise.

Our development plans concerning our allergy and respiratory products, including APC-1000, 2000 and 3000, are affected by developments in the marketplace, including the introduction of potentially competing new products by our competitors.  For example, certain products that previously have been available by prescription only have been approved by the FDA and introduced for sale over-the-counter without a prescription at a lower price than competing prescription products, and other new allergy or respiratory products have been or could in the future also be approved as “branded generic” products or as over-the-counter products.  Such products could be sold at lower prices than prescription products, could adversely affect the willingness of health insurers or other third party payors to reimburse patients for the cost of prescription products, and could adversely affect our ability to successfully develop and market product candidates in our pipeline.  As a result, our product development plans could be affected by such considerations. The anticipated dates for development and introduction of products in our allergy and respiratory product pipeline will depend on a number of factors, including the availability of adequate funding to support product development efforts.  We believe that should we decide to pursue such applications, we would be required to submit data for an application for approval to market APC-1000 and APC-3000 pursuant to Section 505(b)(2), and APC-2000 pursuant to Section 505(j) or 505(b)(2) of the FDCA, although there are no assurances that this will be the case.  We believe that the next trial for APC-1000, APC-2000 and APC-3000 would be a Phase 3 pivotal trial and do not believe that Phase 1 or Phase 2 trials would be required.  Total time to develop the APC-1000, APC-2000 or APC-3000 product, including manufacture of the product, clinical trials and FDA review, is expected to be approximately 24-30 months from inception of full product development efforts, assuming no unforeseen regulatory or other delays.  Factors that could affect the actual launch date for our allergy and respiratory product candidates, as well as our other product candidates, include general market conditions, the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the applicable product, the outcome of discussions with the FDA concerning the regulatory approval pathway of the applicable product, any unexpected difficulties in licensing or sublicensing intellectual property rights for other components of the product such as the inhaler, patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) or ANDA filings, see “Government Regulation—Regulation in the United States—Section 505(b)(2) New Drug Applications,” any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product, any unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product, and receipt of adequate funding to support product development and sales and marketing efforts.

During fiscal 2011, we entered into a strategic manufacturing, supply, and product development agreement with Beximco Pharmaceuticals Ltd. Beximco is a leading manufacturer of pharmaceutical formulations and active pharmaceutical ingredients in Bangladesh.  We intend to develop the APC-1000 and APC-2000 products with Beximco. Once developed, we anticipate that we will transfer the specifications to Beximco for manufacturing.

Subject to several factors including the availability of sufficient funding, the success of future clinical trials, obtaining required regulatory approvals and the absence of unexpected delays, we believe that up to four products, including Epinephrine PFS, could be ready for launch or launched before the end of 2017, although there can be no assurances that this will be the case.

Cancer

Although we are currently primarily focused on our specialty pharmaceutical products, we believe that there is a significant need for new products and therapies for the treatment of prostate cancer and other forms of cancer.

TeloB-VAX. In April 2011, we acquired exclusive rights to patented telomerase-based cancer vaccine technology from the Regents of the University of California, or UCSD, and the Dana-Farber/Harvard Cancer Center. The technology relates to what we believe may be a novel cell-based vaccine product candidate for cancer, tentatively named TeloB-VAX. The technology is intended to activate the body’s natural defense mechanism to stimulate an immune response against one of nature’s most common tumor markers, telomerase reverse transcriptase, or telomerase. We believe that a vaccine product, if developed, will utilize the patient’s own B cells to induce an immune response against telomerase. Telomerase is a marker found in approximately 85% of all cancers including prostate cancer. In a Phase 1 clinical trial completed at UCSD in castrate resistant prostate cancer patients, the vaccine product candidate was shown to be safe and well tolerated. We believe that this technology may represent an opportunity to program the immune system to mobilize killer lymphocytes to combat cancer cells.

Prostate Cancer. According to the American Cancer Society, or ACS, and the National Cancer Institute, or NCI, prostate cancer is the second-most common cancer in American men and the second leading cause of cancer death in American men. The ACS estimated that for 2014 in the United States, approximately 233,000 new cases of prostate cancer will be diagnosed and about 29,480 men will die of prostate cancer in 2014. In 2010, we licensed patents and related intellectual property relating to three cancer drug candidates developed at the University of Wisconsin. We believe these drug candidates, named APC-100, -200 and -300, may offer new treatment opportunities for prostate cancer.

APC-100 is the most advanced of the three drug candidates. In animal studies conducted to date, APC-100 demonstrated anti-androgenic and anti-inflammatory activities against prostate tumors growing in animal models and showed a strong safety profile in preclinical safety studies. In 2006, APC-100 was awarded the NCI Rapid Award. The award is given by the National Cancer Institutes for promising new drugs for the treatment of cancer and resulted in significant funding for research and development of APC-100. APC-100 has demonstrated desirable pharmacological characteristics as an oral or injectable anti-inflammatory and anti-androgenic drug candidate with multiple mechanisms of action. In animal studies conducted to date, APC-100 decreased secretion of human PSA by human prostate cancer cells growing in mice and also increased the time-to-tumor progression and survival of mice with prostate sensitive and castrate resistant tumors. In August 2011, we announced the enrollment of the first patient in a Phase 1/2a prostate cancer clinical trial relating to the use of the APC-100 product to treat men with castrate-resistant prostate cancer. The trial began at the University of Wisconsin Carbone Cancer Center and was extended to the Wayne State University Karmanos Cancer Institute. In the trial, each patient will be assessed for toxicity, biochemical responses (PSA), radiographic and clinical responses.

APC-200 is a drug candidate for both castrate-sensitive and castrate resistant prostate cancer. In 2007, APC-200 was awarded the NCI Rapid Award. APC-200 blocks androgen-induced hydrogen peroxide production and inflammation and inhibits mouse prostate cancer. In animal studies conducted to date, APC-200 was an excellent inhibitor of chronic inflammation. It also completely inhibited oxidase mediated high rates of hydrogen peroxide production in vivo and delayed prostate cancer progression and death in the standard mouse prostate cancer model. If we conclude preclinical development activities, such as GMP manufacturing of drug substance and drug product, as well as conclusion of the preclinical safety, pharmacology and toxicology studies, we anticipate that the next development stage would be to submit an Adamis-sponsored IND relating to the clinical investigation of oral APC‑200 in prostate cancer patients with castrate resistant prostate cancer, assuming adequate funding and no unexpected delays, although there are no assurances that we will file or open such an IND.

APC-300 is a multi-targeted small molecule therapeutic drug that we believe has the potential to demonstrate anti-inflammatory, pro-apoptotic anti-cancer activities for prostate cancer patients, including men with advanced metastatic castrate resistance prostate cancer. In preclinical in vitro studies conducted to date, APC-300 repeatedly demonstrated inhibition of human tumor cell growth and killed both castrate-sensitive and castrate-resistant human prostate cancer tumors. It also materially decreased tumor volumes and suppressed local metastasis in human to mouse xenograft models, where malignant human prostate, pancreas, or melanoma tumor tissue was grafted onto athymic immunosuppressed experimental mice. For several reasons including funding limitations, we have not yet developed a clinical protocol and other materials for submission of an IND.

We are currently primarily focused on our specialty pharmaceutical products and do not currently intend to devote a material portion of our financial resources for research and development of our cancer and biotechnology product candidates and technologies. We may explore other alternatives for development of one or more of these product candidates and technologies including seeking strategic development arrangements or out-licensing or sale transactions.

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

The licensed technology was developed by Dr. Maurizio Zanetti, M.D., a professor at the Department of Medicine at UCSD. Dr. Zanetti has developed and patented a method of DNA vaccination by somatic transgene immunization, or STI. STI, also sometimes called TLI, has already been tested in Phase I studies in humans for other vaccine applications. An immune response was elicited in the study, and the results suggested that the procedure was safe and well tolerated. We have previously conducted certain experiments in mice utilizing the STI technology, but our testing is at the preclinical stage.

As among our cancer and vaccine technologies, our development efforts would focus initially on the development of one or more of the other licensed prostate cancer product candidates and technologies, and as a result the timing of development of this viral vaccine technology is subject to uncertainty.

Savvy/C31G

We also have a microbicide product candidate, named Savvy (C31G). On December 7, 2010, we announced the successful completion of a Phase 3 contraceptive trial of C31G. The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States. The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug Conceptrol. Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study. No drug-related serious adverse events were observed with C31G. Currently, to our knowledge all spermicides commercially available in the U.S., including Conceptrol, contain the active ingredient nonoxynol-9, or N-9, in a carrier such as a gel, film, cream, foam, suppository, or tablet. N-9 has been reported in some studies to cause irritant and allergic reactions in some users. C31G does not contain N-9 and, if commercialized, may offer an alternative for women who seek a non-hormonal method of contraception. In addition, on September 9, 2013, we announced that a recently published study conducted by university researchers at Louisiana State University Health Science Center found that C31G was effective in treating Herpes Simplex Virus, or HSV, in an eye infection, ocular keratitis, and animal model using live rabbits. The rabbit eye model utilized for the study mimics the disease in humans. In the same study the researchers also reported that ocular administration of C31G was safe and well tolerated, confirming earlier clinical studies that established C31G safety and tolerability in other applications. HSV-1 is the same virus that causes cold sores and is common in humans. In the eye, it usually causes an infection of the cornea, and that infection is the most common cause of cornea-derived blindness. In previous animal studies, C31G was also active against HSV-2, the cause of genital herpes.

Before considering any actions to seek regulatory approval for a C31G product, further meetings with the FDA would likely be required to discuss the regulatory pathways for submitting an NDA for marketing approval, including whether any additional trials will be required before an NDA is submitted. In considering commercialization alternatives, we would likely seek to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of antimicrobials or contraception, or in other fields where C31G may have potential as a product candidate. The C31G product candidate is held by our Biosyn, Inc. subsidiary, which we acquired in 2004. Provisions in the agreement pursuant to which we acquired Biosyn, and/or in certain of the funding agreements and other agreements relating to the C31G product, provide for payments to the former Biosyn shareholders upon marketing approval by the FDA (or, in certain circumstances, certain foreign regulatory authorities) of C31G for one or more indications, for payments to certain other third parties in the event of sales or other revenues relating to C31G or certain other events, and include limitations on certain activities of Biosyn including payment of dividends. In addition, sale or out-licensing of the C31G product candidate may require the consent of one or more such third parties. As a result, commercialization of the product could require, among other things, renegotiation of the provisions relating to the former Biosyn shareholders and such third parties. Accordingly, there can be no assurances that we will pursue or be able to successfully conclude a transaction involving C31G or concerning the amounts that we might receive from any such transaction, or that any C31G product will be submitted for regulatory approval or will be approved or marketed.

For our nine-month transition period ended December 31, 2014 and fiscal year ended March 31, 2014, we estimate that we spent approximately $3.5 million and $1.0 million, respectively, on research and development activities.

Clinical Supplies and Manufacturing

We have no in-house manufacturing or distribution capabilities and have no current plans to establish manufacturing facilities for significant clinical or commercial production. We rely on third-party contract manufacturers to make the material used to support the development of our product candidates. Our third-party manufacturers are subject to extensive governmental regulation. The FDA mandates that drugs be manufactured, packaged and labeled in conformity with current good manufacturing practices, or cGMP, regulations.  In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that their services and products meet applicable specifications and other requirements. We intend to continue to outsource the manufacture and distribution of our products for the foreseeable future, and we believe this manufacturing strategy will enable us to direct our financial resources to commercialization without devoting the resources and capital required to build cGMP compliant manufacturing facilities. If the FDA approves our NDA relating to our Epinephrine PFS product, the Epinephrine PFS product will be manufactured by Catalent Pharma Solutions, a third party manufacturer, utilizing materials to complete the manufacturing process obtained from various companies and suppliers. Although there are potential sources of supply other than our existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

Sales and Marketing

We are currently developing our sales and marketing infrastructure, including retaining employees and entering into arrangements with third parties for additional sales and marketing support, and undertaking other related activities in anticipation of obtaining FDA approval of our NDA relating to our Epinephrine PFS product for treating anaphylaxis.

Customers and Distribution

We do not currently sell or distribute pharmaceutical products. Since our fiscal 2010 year, we have not generated commercial revenues from marketing or selling any drugs or other products. If our Epinephrine PFS product is approved, we anticipate that we could commence marketing and distributing the product to initial customers including wholesalers, who in turn seek to distribute the products to retail pharmacies or other customers, specialty wholesalers or distributors, professional users such as hospitals and first responders, and the military and prison systems, as well as other potential customers. We may also retain third-party service providers to perform a variety of functions related to the distribution of our products that may be approved, including logistics management and other distribution management and data reporting services in exchange for a fee.

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

Our allergy and respiratory products and inhaled nasal steroid product, if developed and launched, will compete with numerous prescription and non-prescription over-the-counter products targeting similar conditions, including, in the seasonal or perennial rhinitis areas, cough and cold, as well as prescription generic products, and with other inhaled nasal steroid products. In addition, a number of large pharmaceuticals companies produce pharmaceutical products, such as antihistamines, corticosteroids and anti-leukotriene agents, which manage allergy and respiratory symptoms. Moreover, certain products that previously have been available by prescription only have been or could in the future be approved by the FDA for sale over-the-counter without a prescription at a lower price than competing prescription products, which could adversely affect our ability to successfully develop and market a competing prescription product. The Epinephrine PFS product, if commercialized, will compete against other self-administered epinephrine products, including EpiPen, EpiPen Jr., Auvi-Q and Adrenaclick. In addition, additional competing products could be introduced in the future, such as a generic or bioequivalent, or A/B, version of existing spring-loaded auto-injector devices, at prices that could adversely affect competitive success of our Epinephrine PFS product. Our APC-5000 DPI product, if developed and commercialized, is expected to compete with allergy inhaler products offered by several companies, including GlaxoSmithKline. The development and commercialization of new drugs for cancer, and of vaccine products for viral infections, is highly competitive. Most of the larger pharmaceutical companies, and many smaller public and private companies, have products or are engaged in research and development activities in these fields.

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

We intend to continue to seek appropriate patent protection for product candidates in our research and development programs where applicable and their uses by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where possible, claims for composition of matter, medical uses, processes for preparation and formulations. As of March 1, 2015, the Company had: (i) eight issued patents in the United States and four pending applications, two of which have been allowed; (ii) five issued and twenty-two pending foreign patent applications relating to APC 5000 DPI and C31G. The issued patents and allowed patents applications expire between 2015 and 2034, not taking into account any potential patent-term extensions that may be available in the future. We are the licensees of other patents under our various licensing agreements relating to APC 100, APC 200, APC~~-~~ 300, telomerase, and STI.

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

Following receipt of regulatory approval, any products that we market continue to be subject to extensive regulation including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product storage, sampling and distribution requirements, complying with certain electronic records and signature requirements, complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling, known as “off-label use, and requirements relating to industry-sponsored scientific and educational activities and promotional activities involving the internet. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or places conditions on any approvals that could restrict the commercial applications of these products. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. If one or more of our products are approved by the FDA and we commence marketing operations, our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

The Patient Protection and Affordable Care Act, or PPACA, enacted in 2010, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. The reforms imposed by the PPACA will significantly impact the pharmaceutical industry; however, the full effects of the new law cannot be known until these provisions are implemented. In addition, although the PPACA was recently upheld by the U.S. Supreme Court, it is possible that the PPACA may be modified or repealed in the future.

If not preempted by this federal law, several states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing various other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, certain states require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, once we commence marketing products it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, as part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. This practice is regulated by the FDA and other governmental authorities, including, in particular, requirements concerning record keeping and control procedures. Any failure to comply with the regulations may result in significant criminal and civil penalties as well as damage to our credibility in the marketplace.

The FDA closely regulates the post-approval marketing and promotion of drugs.  While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are not unusual across certain medical specialties and may constitute an appropriate treatment for many patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to delay its approval or refuse to approve a product, suspend or withdraw of an approved product from the market, and could result in other consequences such as recalls, fines, disgorgement of money, operating restrictions, injunctions, civil or criminal prosecution or penalties, or other possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, mandated corrective advertising or communications with healthcare professionals, or criminal penalties or other negative consequences, including adverse publicity. Any of these consequences could harm our business.

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

Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to a Section 505(b)(1) NDA filing or an Abbreviated NDA, or ANDA. An alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA’s findings with respect to certain pre-clinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

Abbreviated New Drug Applications

In contrast to the kind of clinical trial and other data that is required for an NDA submitted pursuant to Section 505(b)(1) of the FDCA, an Abbreviated New Drug Application, or ANDA, contains data that, when submitted to the FDA pursuant to Section 505(j) of the FDCA, provides for the review and ultimate approval of a product commonly referred to as a “generic equivalent” or a “generic” drug product. These kinds of drug applications are called "abbreviated" because ANDA applicants are generally not required to conduct or submit preclinical (animal) and clinical (human) data to establish safety and effectiveness of their product, other than the requirement for bioequivalence testing.  Instead, a generic applicant must scientifically demonstrate that its product is bioequivalent, that is, that the product performs in the same manner as the listed drug. For locally acting inhaled products, we believe that demonstration of bioequivalency in most cases will require human clinical studies that demonstrate that the generic product performs in the same manner as the listed drug. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the Orange Book.  Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA.  The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book, in a manner generally similar to the certifications that are required in connection with Section 505(b)(2) regulatory filings as described above.  As with Section 505(b)(2) regulatory filings, if the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA applicant has provided a Paragraph IV certification to the FDA, then the procedures described above in connection with Section 505(b)(2) regulatory filings also apply, and the risks of the patent holder initiating a patent infringement lawsuit as described above also apply.  The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.  Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval.  Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients, but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which FDA cannot grant effective approval of an ANDA based on that listed drug.

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

HIPAA

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, addresses the privacy and transmission of individually identifiable health information and, among other things,  requires the use of standard transactions, privacy and security standards and other administrative simplification provisions, by covered entities which include many healthcare providers, health plans and healthcare clearinghouses. HIPAA instructs the Secretary of the Department of Health and Human Services to promulgate regulations implementing these standards in the United States. HITECH makes HIPAA's privacy and security standards directly applicable to business associates, such as independent contractors or agents of covered entities, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. Material monetary penalties and other remedies can result from violation of these laws and regulations.  In addition, many state laws also address the privacy and security of health information, and many of these laws differ from each other in significant ways, thus complicating compliance efforts.

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

Employees

As of December 31, 2014, we had 13 full-time employees and no part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this Transition Report on Form 10-K and in our other public filings in evaluating our business. Our business, financial condition, results of operations and future prospects could be materially and adversely affected by these risks if any of them actually occurs. In these circumstances, the market price of our common stock would likely decline. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business.

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

Our audited financial statements for the nine-month transition period ended December 31, 2014, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for our Transition 2014 Period ended December 31, 2014, indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in our continuing operations, and that these factors raise substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We will require additional financing to continue as a going concern.

We incurred a net loss of approximately $9.3 million for the Transition 2014 Period ended December 31, 2014, and a net loss of approximately $8.2 million for the fiscal year ended March 31, 2014. At December 31, 2014, we had cash and cash equivalents of approximately $3.8 million, no accounts receivable and liabilities of approximately $3.4 million. In January 2015, we sold common stock that resulted in net proceeds of approximately $10.7 million. The development of our business will require substantial additional capital in the future to commercialize our Epinephrine PFS product, proceed with development of the APC-5000 DPI, APC-1000 and APC-3000 products, and conduct research and develop our cancer and vaccine technologies and other product candidates, as well as to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon private sales of our equity or debt securities to fund our operations. We currently have no credit facility or committed sources of capital. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

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

Statements in this Transition Report on Form 10-K concerning our future plans and operations are dependent on our ability to secure adequate funding and the absence of unexpected delays or adverse developments. We may not be able to secure required funding.

The statements contained in this Transition Report on Form 10-K concerning future events or developments or our future activities, such as concerning current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated meetings with the FDA or other regulatory authorities concerning our product candidates, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities in a timely manner. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain sufficient funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring which could adversely affect our business, financial condition and results of operations.

We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

We incurred net losses of approximately $9.3 million for the nine-month Transition 2014 Period ended December 31, 2014, and a net loss of approximately $8.2 million for the fiscal year ended March 31, 2014. From inception through December 31, 2014, we have an accumulated deficit of approximately $55.4 million. These losses will increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenues and profitability from sales of products.

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

We are in the relatively early stage of operations and development of our current products and product candidates and have only a limited operating history on which to base an evaluation of our business and prospects. Even if we successfully obtain additional funding, we are subject to the risks associated with early stage companies with a limited operating history, including: the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; regulatory setbacks and delays; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; fluctuations in expenses; and dependence on corporate partners and collaborators. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

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

We intend to pursue Section 505(b)(2) regulatory approval filings with the FDA for our products where applicable. Such filings involve significant costs, and we may also encounter difficulties or delays in obtaining regulatory approval for our products. Similar difficulties or delays may also arise in connection with any Abbreviated New Drug Applications that we may file.

We submitted a Section 505(b)(2) NDA regulatory filing to the FDA in connection with our Epinephrine PFS product, and we intend to pursue Section 505(b)(2) NDA filings with the FDA in connection with our APC-1000, APC-3000 and APC-5000 DPI products and product candidates. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

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

If we rely in our Section 505(b)(2) regulatory filings on clinical trials conducted, or the FDA’s prior findings of safety and effectiveness, for a previously approved drug product that involves patents referenced in the Orange Book, then we will need to make the patent certifications or the Paragraph IV certification described above. If we make a Paragraph IV certification and the holder of the previously approved product that we referenced in our application initiates patent litigation within the time periods described above, then any FDA approval of our 505(b)(2) application would be delayed until the earlier of 30 months, resolution of the lawsuit, or the other events described above. Accordingly, our anticipated dates of a product that was subject to such litigation would be delayed. In addition, we would incur the expenses, which could be material, involved with any such patent litigation. As a result, we may invest a significant amount of time and expense in the development of our product only to be subject to significant delay and patent litigation before our product may be commercialized, if at all.

In addition, even if we submit a Section 505(b)(2) application, such as we have submitted for the Epinephrine PFS product, and as we may submit for other future products, that relies on clinical trials conducted for a previously approved product where there are no patents referenced in the Orange Book for such other product with respect to which we have to provide certifications, we are subject to the risk that the FDA could disagree with our reliance on the particular previously approved product that we chose to rely on, conclude that such previously approved product is not an acceptable reference product, and require us instead to rely as a reference product on another previously approved product that involves patents referenced in the Orange Book, requiring us to make the certifications described above and subjecting us to additional delay, expense and the other risks described above.

Similarly, if we submit one or more ANDA applications to the FDA pursuant to Section 505(j) of the FDCA in connection with one or more of our product candidates, we could encounter generally similar difficulties or delays, including difficulties or delays resulting from the Paragraph IV certification process or from any clinical trials that might be required in connection with any such ANDAs.

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

The pharmaceutical industry has been characterized by significant litigation and other proceedings regarding patents, patent applications, trademarks, and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include any third parties initiating litigation claiming that our products infringe their patent or other intellectual property rights, or that one of our trademarks or trade names infringes the third party’s trademark rights; in such case, we will need to defend against such proceedings. For example, the field of generic pharmaceuticals is characterized by frequent litigation that occurs in connection with the regulatory filings under Section 505(b)(2) of the FDCA and attempts to invalidate the patent of the reference drug.

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

At December 31, 2014, we had net operating loss carry forwards of approximately $136 million and $64 million for federal and state purposes, respectively. The net operating loss carry forwards expire through the year 2031. The Tax Reform Act of 1986, as amended, or the TRA, provides for a limitation on the annual use of net operating loss carry forwards following certain ownership changes that could limit our ability to utilize these carry forwards. We most likely have experienced various ownership changes, as defined by the TRA, as a result of past financings and merger transactions. Accordingly, our ability to utilize some or all of these carry forwards is likely limited. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, and as a result we may not be able to take full advantage of these carry forwards for federal income tax purposes.

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

The market price of our common stock may fluctuate substantially. For example, from April 2013 to December 31, 2014, the market price of our common stock, adjusted retroactively to give effect to our 1-for-17 reverse split of the common stock in December 2013, has fluctuated between $2.82 and $12.84. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our common stock could become subject to additional trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock. If our common stock became subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Prior to the listing of our common stock on the NASDAQ Capital Market, our common stock was traded on the OTCQB. The OTCQB, the OTC Bulletin Board and Pink Sheets are viewed by most investors as a less desirable, and less liquid, marketplace. As a result, if our common stock was delisted from the NASDAQ Capital Market and was traded on the OTCQB, the OTC Bulletin Board or the Pink Sheets, an investor could find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

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

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures, and that our internal controls over financial reporting, were ineffective as of December 31, 2014, which could result in material misstatements in our financial statements. If we continue to fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline and raising capital could be more difficult.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of December 31, 2014, our management determined that our disclosure controls and procedures were ineffective, and that there was a material weakness in our internal controls over financial reporting, due to insufficient segregation of duties in our finance and accounting function because of limited personnel, based on the absence of finance and accounting personnel during most of the Transition 2014 Period other than the Chief Financial Officer. This resulted in not ensuring appropriate segregation of duties between incompatible functions, and made it more difficult to ensure review of financial reporting issues sufficiently in advance of the dates on which filings are required to be made with the SEC and to ensure that financial information is adequately analyzed and reviewed on a timely basis to detect misstatements. These above deficiencies represent a material weakness in our internal control over financial reporting given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. In addition, management determined that our disclosure controls and procedures, and that our internal controls over financial reporting, had several significant deficiencies which did not rise to the level of material weaknesses.

If remedial measures that we have taken and intend to take are insufficient to address the ineffectiveness of our disclosure controls and procedures and our internal controls over financial reporting, or if other material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, and we could become subject to class action litigation. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decline.

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

Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

We expect to incur research, development and selling, general and administrative costs, and to satisfy our funding requirements we will need to sell additional equity securities, which may be subject to registration rights, and warrants with anti-dilutive protective provisions. Future sales in the public market of our common stock, or shares issued upon exercise of our outstanding stock options, warrants or convertible securities, or the perception by the market that these issuances or sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon the sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

As of March 26, 2015, we had 13,331,438 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of March 26, 2015, we had reserved for issuance 1,852,885 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $5.64 per share, and we had outstanding warrants to purchase 2,378,817 shares of common stock. Subject to applicable vesting requirements, upon exercise of these options or warrants, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options.

Some of our outstanding warrants may result in dilution to our stockholders.

As of December 31, 2014, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 1,753,735 shares of common stock, including the 1,418,439 shares of common stock issuable upon exercise of the Series A Convertible Preferred Stock warrants, at a weighted average exercise price of $4.18 per share. As of December 31, 2014, 647,314 shares of our common stock were is issuable upon exercise of warrants that we issued in our June 2013 private placement transaction (the “June Warrants”) at a current exercise price of $3.40 per share. The 1,418,439 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in our August 2014 private placement transaction at an exercise price of $3.40 per share, and 1,418,439 shares of Series A Convertible Preferred Stock were convertible on a one-for-one basis (subject to certain beneficial ownership limitations) into 1,418,439 shares of common stock. The June Warrants contained full-ratchet anti-dilution provisions that will be triggered, and that will provide for a reduction in the exercise price of the June Warrants (and, in certain circumstances, an increase in the number of shares issuable upon exercise), upon any issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the June Warrants, subject to some exceptions. In the event of conversion of shares of Series A Preferred, or exercise of warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the conversion of such shares or exercise of such warrants.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of March 26, 2015, our directors, executive officers and their respective affiliates owned approximately 5% of our outstanding shares of common stock and our largest stockholder owned approximately 13% of the outstanding shares of our common stock. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal headquarters consisting of approximately 7,525 square feet of leased premises is located at 11682 El Camino Real, Suite 300, San Diego, CA 92130. The Company occupies this space pursuant to a sublease agreement with a term that expired on November 30, 2014; rent during the term was $15,050 per month. The Company has entered into a lease agreement to lease the same space with a term commencing December 1, 2014. The lease has a basic term expiring four years after the commencement date, and the Company has an option to extend the term of the lease for an additional three years. Average rent during the term will be $23,304 per month, with a deposit of $170,000 paid in November 2014.

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

	High	Low
Fiscal 2014
First Quarter (April 2013 - June 2013)	$12.84	$6.46
Second Quarter (July 2013 - September 2013)	$11.39	$6.46
Third Quarter (October 2013 - December 2013)	$11.90	$3.74
Fourth Quarter (January 2014 - March 2014)	$6.81	$6.21
2014 Transition Year
First Quarter (April 2014 to June 2014)	$7.02	$4.78
Second Quarter (July 2014 to September 2014)	$5.07	$2.82
Third Quarter (October 2014 to December 2014)	$6.17	$3.85

As of December 31, 2014, there were approximately 99 holders of record common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2014, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders	3,640,771	$4.48	1,328,350
(1)	Excludes shares issuable upon exercise of restricted stock units, which do not have an exercise price.
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

Recent Sales of Unregistered Securities

Except as described below, information concerning our sales of unregistered securities during the Transition 2014 Period ended December 31, 2014, has previously been reported in reports on Form 10-Q and reports on Form 8-K that we filed during that fiscal year.

During September 2014, the Company issued common stock upon exercise of a June 2013 Warrant.  The warrant holder exercised the warrant for cash at an exercise price of $3.40 per share.  The Company received cash of $170,000 and the warrant holder received 50,000 shares of common stock.

On November 7, 2014, the Company issued 5,331 shares of common stock to a third party entity pursuant to an agreement in consideration for business advisory services performed.  The securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  The recipient of the securities represented that it was an accredited investor as defined in Regulation D promulgated under the Securities Act, and that the securities were being acquired for investment purposes, for the entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

During December 2014, the Company issued common stock upon exercise of several June 2013 Warrants.  The warrant holders exercised the warrants for cash at an exercise price of $3.40 per share.  The Company received cash of $323,306 and the warrant holders received 95,090 shares of common stock.

The June 2013 Warrants, and the shares issued upon exercise of the June 2013 warrants, were issued in a private placement transaction to a limited number of shareholders in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act.  Each person or entity to whom securities were issued represented that the securities were being acquired for investment purposes, for the person’s or entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

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

General

Company Overview

We are an emerging pharmaceutical company focused on combining specialty pharmaceuticals and biotechnology to provide innovative medicines for patients and physicians. We are currently primarily focused on our specialty pharmaceutical products. We are currently developing several products in the allergy and respiratory markets, including a dry powder inhaler technology that we recently acquired from 3M Company. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to pursue Section 505(b)(2) New Drug Application, or NDA, or Section 505(j) Abbreviated New Drug Application, or ANDA, regulatory approval filings with the U.S. Food and Drug Administration, or FDA, whenever possible in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products. We also have a number of biotechnology product candidates and technologies, including therapeutic vaccine and cancer product candidates and technologies for patients with unmet medical needs in the global cancer market.

Recent Developments

NDA Filing Regarding Epinephrine PFS Product

On May 28, 2014, we submitted a Section 505(b)(2) NDA application to the FDA for approval for sale of our Epinephrine PFS product, for the emergency treatment of acute allergic reactions, including anaphylaxis. In connection with the filing of the application, we paid the required filing fee of $1,084,550.

Private Placement in August 2014

On August 19, 2014, we completed a private placement transaction with a small number of accredited investors pursuant to which we issued 1,418,439 shares of Series A Convertible Preferred Stock and warrants to purchase up to 1,418,439 shares of common stock. The shares of Series A Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $3.525 per unit. The Series A Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investors. The exercise price of the warrants is $3.40 per share, and the warrants are exercisable for five years. Gross proceeds to us were approximately $5,000,000 excluding transactions costs, fees and expenses of approximately $71,000. Pursuant to the transaction agreements, we filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A Preferred and the warrants.

January 2015 Public Offering

In January 2015, we completed the closing of an underwritten public offering of 2,300,000 shares of common stock at a public offering price of $5.00 per share, which included 300,000 shares pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $10.7 million, after deducting approximately $800,000 in underwriting discounts and commissions and estimated offering expenses payable by us. Oppenheimer & Co. Inc. acted as the sole book-running manager of the offering. CRT Capital Group LLC, Maxim Group LLC and Mizuho Securities USA Inc. acted as co-managers for the offering. We intend to use the net proceeds of the offering for general corporate purposes, which include, without limitation, hiring personnel and other expenditures relating to our anticipated commercial launch of our Epinephrine PFS syringe product, if the FDA grants marketing approval for the product, research and development and clinical trial expenditures, acquisitions of new technologies or products, the repayment, refinancing, redemption or repurchase of future indebtedness or capital stock and working capital. The securities were issued by us pursuant to a “shelf” registration statement on Form S-3 that we previously filed with the Securities and Exchange Commission, and a prospectus supplement and an accompanying prospectus relating to the offering filed in January 2015.

Change in Fiscal Year and Comparative Financial Information

On November 6, 2014, our board of directors approved a change in our fiscal year end from March 31 to December 31, resulting in a nine-month reporting period from April 1, 2014 to December 31, 2014. As a result, this Report is a transition report and includes financial information for the Transition 2014 Period.  After this Report, for future fiscal years our annual reports on Form 10-K will cover the calendar year January 1 to December 31.

As a result of the fiscal year change, the unaudited comparative information for the nine months ended December 31, 2013, covering the period from April 1, 2013 through December 31, 2013, is included in the Note 17 to the financial statements appearing elsewhere herein. The discussion below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” compares results for the nine-month Transition 2014 Period with the results for the twelve-month period from April 1, 2013 to March 31, 2014.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the nine-month transition period ended December 31, 2014 and fiscal year ended March 31, 2014 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in its continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of December 31, 2014, we had cash and cash equivalents of approximately $3.8 million, an accumulated deficit of approximately $55.4 million, and liabilities of approximately $3.4 million. As described above, we raised additional funds in January 2015 through an underwritten offering of our common stock. However, we will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein for the Transition Period ended December 31, 2014, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations.

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

Funding that we may receive during fiscal 2015 is expected to be used to satisfy existing obligations and liabilities and working capital needs, to begin building working capital reserves and to fund a number of projects, which may include, without limitation, some or all of the following:

•	continue development and commercialization of our Epinephrine PFS product;
•	continue development of our allergy and respiratory product candidates;
•	continue development of the APC-5000 DPI product candidate;
•	pursue the development of other product candidates that we may develop or acquire;
•	fund clinical trials and seek regulatory approvals;
•	expand research and development activities;
•	access manufacturing, commercialization and sales capabilities;
•	implement additional internal systems and infrastructure;
•	maintain, defend and expand the scope of our intellectual property portfolio; and
•	hire additional management, sales, research, development and clinical personnel.

Results of Operations

Our consolidated results of operations are presented for the nine-month Transition 2014 Period ended December 31, 2014 and for the 12 months fiscal year ended March 31, 2014.  We changed our fiscal year to the calendar twelve months ending December 31, effective beginning after our previous fiscal year ended March 31, 2014.  As a result, our current fiscal period was shortened from twelve months to a nine-month transition period ended on December 31, 2014.  As a result, unless otherwise indicated herein, comparisons of results below compare results for the nine-month Transition 2014 Period from April 1, 2014 through December 31, 2014, to the 12-month period of the fiscal year ended March 31, 2014, and accordingly are not comparing results for comparable periods of time.

Nine Months Ended December 31, 2014 and Twelve Months Fiscal Year Ended March 31, 2014

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Transition 2014 Period and fiscal year ended March 31, 2014 were approximately $4.6 million and $3.4 million, respectively. Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, consulting, professional fees, stock based compensation, and employee salaries. During the Transition 2014 Period, we relocated to a larger office facility, hired more personnel, and spent on consulting and professional fees in connection with the anticipated launch of the epinephrine PFS product in the second half of 2015, such that expenses have increased, notwithstanding the shorter transition period compared to fiscal 2014.   Among the principal increase in expenses were consulting and professional fees by approximately $217,000, rent by approximately $59,000, and payroll for new hires during Transition 2014 Period by approximately $175,000. Moreover, our asset acquisitions in the later part of December 2013 were amortized for nine months in the Transition 2014 Period compared to the three months amortization in the fiscal year ended March 31, 2014, resulting to an increase in the expense by approximately $592,000. Selling, general and administrative expenses are expected to continue to increase especially if the FDA grants commercialization approval of our Epinephrine PFS product.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $3.5 million and $1.0 million for the Transition 2014 Period and fiscal year ended March 31, 2014, respectively, which were expensed. Even with the shorter transition period compared to fiscal 2014, research and development expenses have increased. The increase in research and development expenses was primarily due to the additional expense of $2.7 million in product development, consisting mostly of expenditures related to clinical trials, and the  approximately $1,100,000 FDA filing fee relating to our NDA application to the FDA for Epinephrine PFS.

Other Income (Expenses). Other expenses for the Transition 2014 Period and fiscal year ended March 31, 2014 were approximately $1,215,000 and $3,760,000, respectively. Other Income (Expenses) consist primarily of  interest expense, change in fair value of warrants, change in fair value of derivative liabilities, and change in fair value of conversion feature liability. Interest expense consists primarily of expense in connection with various notes payable and the amortization of debt issuance costs. The decrease in interest expense by $8.4 million for the Transition 2014 Period, in comparison to the fiscal year ended March 31, 2014 was due to the change in the balance of outstanding notes payable during the periods. The net change in fair value of warrants, derivatives and conversion feature liabilities resulted in expense of approximately $988,000 for the Transition 2014 Period, compared to income of approximately $4,667,000 for fiscal year ended March 31, 2014, primarily due to the fluctuation in the valuation of warrants and the extinguishment of the convertible debt during the fiscal year ended March 31, 2014.

Liquidity and Capital Resources

We have incurred net losses of approximately $9.3 million and $8.2 million for the nine-month Transition Period ended December 31, 2014 and fiscal year ended March 31, 2014, respectively. Since our inception, June 6, 2006, and through December 31, 2014, we have an accumulated deficit of approximately $55.4 million. Since inception and through December 31, 2014, we have financed our operations principally through debt financing and through private issuances of common stock. Since inception, we have raised a total of approximately $60.2 million in debt and equity financing transactions, consisting of approximately $15.8 million in debt financing and approximately $44.4 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Net cash used in operating activities from continuing operations for the Transition 2014 Period and the fiscal year ended March 31, 2014 was approximately $6.4 million and $6.8 million, respectively. Considering the fewer number of months in the Transition 2014 Period compared to fiscal year 2014, there was an increase in the use of cash, primarily due to an increase in net loss and the increase in prepaid expenses and security deposits by approximately $290,000. We expect net cash used in operating activities to increase going forward as we continue with product development and other business activities, assuming that we are able to obtain sufficient funding.

Net cash used in investing activities was $0 in the Transition 2014 Period and $10 million in the fiscal year ended March 31, 2014. In December 2013 we completed the acquisition of the APC-5000 DPI assets from 3M Company for a purchase price of $10 million.

Net cash provided by financing activities from continuing operations was approximately $4.8 million in the Transition 2014 Period and approximately $22.2 million for fiscal year ended March 31, 2014. Results for the fiscal year ended March 31, 2014 were affected by proceeds from the issuance and repayment of promissory notes and the proceeds from the sale of common stock. The primary sources of cash provided by financing activities in Transition 2014 Period and fiscal year ended March 31, 2014 were from the issuance of Series A convertible preferred stock with net proceeds of approximately $4.9 million and issuance of common stocks with net proceeds of approximately $23.5 million, respectively.

On December 31, 2012, we issued a convertible promissory note in the principal amount of $600,000 and 35,294 shares of common stock to a private investor, and received gross proceeds of $600,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2013. As amended, all unpaid and unconverted principal and interest on the note was due and payable on June 30, 2014. At any time on or before the maturity date, the investor had the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price, as amended, equal to $6.00 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The note was repaid in June 2014.

For additional information concerning the Company’s debt and equity financing transactions, see Notes 8, 9, 13 and 14 accompanying our financial statements included elsewhere herein.

As noted above under the heading “Going Concern and Management Plan,” at December 31, 2014, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. Even taking into account the net proceeds from the transactions described above, if we do not obtain additional equity or debt funding in the near future, our cash resources will rapidly be depleted and we will be required to materially reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and we will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

We believe the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results. For further discussion of our accounting policies, see Note 3 in the accompanying notes to our financial statements appearing elsewhere in this Transition Report on Form 10-K.

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

Derivative Financial Instruments. Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instrument and whether they qualify for hedge accounting. As of December 31, 2014, no derivative instruments qualified for hedge accounting.

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

Intangible Assets. Intangible assets, such as patents and unpatented technology, consist of legal fees and other costs needed to acquire the intellectual property. Acquired patents are recorded at cost, based on the relative fair value of the assets as of the date acquired. Patents are amortized on a straight line basis over their estimated remaining useful life.

Off Balance Sheet Arrangements

At December 31, 2014, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity.” The amendments in ASU 2014-08 change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. Adoption is not expected to have a significant effect on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40.” The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods with that reporting period. Early application is not permitted. The Company can apply the amendments using one of the following two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for our fiscal year ending December 31, 2016, with early adoption permitted. We do not expect the adoption of this standard to have an impact on our consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity", in November 2014. The ASU provides guidance relating to certain hybrid financial instruments when determining whether the characteristics of the embedded derivative feature are clearly and closely related to the host contract. In making that evaluation, the characteristics of the entire hybrid instrument should be considered, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments are effective for our fiscal year ending December 31, 2016; however, early adoption is permitted. Adoption is not expected to have a significant effect on the Company's consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information required by Item 8 are set forth below commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Transition Report on Form 10-K, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Accounting Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Principal Executive Officer and Accounting Officer concluded that disclosure controls and procedures were not effective as of December 31, 2014, for reasons described below.

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), is included in this Transition Report on Form 10-K, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless we specifically state that the report is to be considered “filed” under the Exchange Act or incorporate it by reference into a filing under the Securities Act of 1933, as amended, or under the Exchange Act.

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
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, particularly those related to subjective measurements and complex transactions, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2014, based on the absence of finance and accounting personnel other than the Chief Financial Officer in most of the reporting period. This resulted in not ensuring appropriate segregation of duties between incompatible functions, and made it more difficult to ensure review of financial reporting issues sufficiently in advance of the dates on which filings are required to be made with the Securities and Exchange Commission and to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. These above deficiencies represent a material weakness in our internal control over financial reporting given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Based on the material weakness described above, management has concluded that as of December 31, 2014 our internal control over financial reporting was not effective.

We intend to address the weaknesses identified above by increasing the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures and internal control procedures; where possible preparing and reviewing SEC filings farther in advance of required filing dates; and when funding is available hiring additional finance and accounting personnel. To help address the above weakness, in December 2014 we hired an accounting manager, which should allow for appropriate segregation of duties between incompatible functions. We intend to implement additional reviews and internal control procedures over financial reporting.

This Transition Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management’s report in this Transition Report on Form 10-K.

Changes in Internal Controls

Other than the retention of an accounting manager in December 2014 as described above, there has been no substantial change in our internal control over financial reporting that occurred, during the nine-month Transition 2014 Period ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Transition Report on Form 10-K.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Transition Report on Form 10-K.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Transition Report on Form 10-K.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Transition Report on Form 10-K.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end, or will be included in an amendment to this Transition Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

1.1	Underwriting Agreement dated January 9, 2015		8-K	01/09/15
2.1	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc.		8-K	10/26/04
3.1	Restated Certificate of Incorporation of the Registrant		S-8	03/17/14
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated August 19, 2014		8-K	08/20//14
4.1	Amended and Restated Bylaws of the Company		S-4/A 333-155322	01/12/09
4.2	Specimen stock certificate for common stock		8-K	04/03/09
4.3	Form of Common Stock Purchase Warrant dated August 19, 2014		8-K	08/20/14
*10.1	2005 Equity Incentive Plan		10-K	03/31/06
*10.2	Form of Option Agreement under the 2005 Equity Incentive Plan		10-K	03/31/06
*10.3	2009 Equity Incentive Plan		10-Q	11/14/14
*10.4	Form of Stock Option Agreement for option awards		8-K	09/16/11
*10.5	Form of Option Agreement for Non-Employee Directors*		8-K	01/13/11
*10.6	Form of Indemnity Agreement with directors and executive officers		8-K	01/13/11
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

			8-K	11/12/10
10.18	Registration Rights Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein		8-K	11/12/10
10.19	Employment Agreement between the Company and Dennis J. Carlo*		8-K	11/12/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.20	Employment Agreement between the Company and David J. Marguglio*		8-K	11/12/10
10.21	Employment Agreement between the Company and Robert O. Hopkins*		8-K	11/12/10
10.22	Product Development and Contract Manufacturing Agreement dated November 1, 2010, between Adamis and Beximco		10-Q	02/14/11
10.23	Employment Agreement between the Company and Karen K. Daniels*		8-K	07/06/12
10.24	Employment Agreement between the Company and Thomas H. Moll,Ph.D.		8-K	07/06/12
10.25	License Agreement between Adamis, the Regents of the University of California and Dana-Farber Cancer Institute, Inc.		10-K	07/07/11
10.26	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.27	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.28	License Agreement dated January 2, 2008, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.29	First Amendment to Common Stock Purchase Agreement dated as of June 30, 2011, by and between the Company and Eses Holdings (FZE)		10-K	07/07/11
10.30	Second Amendment to Common Stock Purchase Agreement dated as of November 10, 2011, by and between the Company and Eses Holdings (FZE)		8-K	11/21/11
10.31	Third Amendment to Common Stock Purchase Agreement dated as of January 31, 2012, by and between the Company and Eses Holdings (FZE)		10-Q	02/14/12
10.32	Securities Purchase Agreement dated as of June 11, 2012		8-K	06/15/12
10.33	10% Senior Convertible Note dated as of June 11, 2012		8-K	06/15/12
10.34	Form of Subsidiary Guarantee dated as of June 11, 2012		8-K	06/15/12
10.35	Convertible Promissory Note dated as of June 11, 2012		8-K	06/15/12
10.36	Zero Coupon Secured Promissory Note dated October 25, 2012		10Q	02/19/13
10.37	Convertible Promissory Note dated December 31, 2012		10-Q	02/19/13
10.38	Amendment to Convertible Promissory Note dated March 26, 2014		8-K	04/01/14
10.39	Securities Purchase Agreement dated as of April 5, 2013		8-K	04/08/13
10.40	12% Convertible Debenture dated April 5, 2013		8-K	04/08/13
10.41	Subscription Agreement dated as of June 26, 2013		8-K	07/01/13
10.42	Form of Secured Convertible Notes dated June 26, 2013		8-K	07/01/13
10.43	Form of Warrants dated June 26, 2013		10-Q	11/14/14
10.44	Security Agreement dated June 26, 2013		8-K	07/01/13
10.45	Intercreditor Agreement dated June 26, 2013		8-K	07/01/13
10.46	Consent and Waiver		8-K	10/31/13
10.47	Exclusive License and Asset Purchase Agreement dated as of August 1, 2013, by and among the Registrant, 3M Corp. and 3M Innovative Properties Company		8-K	08/06/13
10.48	Sublease dated as of March 12, 2011 between the Registrant and Whitney, Bradley & Brown, Inc.		S-1 333-192372	11/15/13
10.49	Sublease Agreement between McDermott Will & Emery LLP and the Registrant dated February 1, 2014		10-Q	02/14/14
10.50	Lease Agreement dated April 1, 2014, between the Registrant and Pacific North Court Holdings, L.P.	X
10.52	Purchase Agreement dated August 19, 2014 by and between the Company and Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.53	Registration Rights Agreement dated August 18, 2014, by and between the Company and Sio Partners LP, Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.54	Form of Warrants dated June 26, 2013		10-Q	11/14/14
21.1	Subsidiaries of the Registrant		10-K	07/03/13

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (See signature page)	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California.

ADAMIS PHARMACEUTICALS CORPORATION

	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Dated: March 26, 2015		Chief Executive Officer

Power of Attorney

Each person whose signature appears below constitutes and appoints each of Dennis J. Carlo and Robert O. Hopkins, true and lawful attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign amendments to this Transition Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer and Director	March 26, 2015
Dennis J. Carlo

Principal Financial Officer and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance,	March 26, 2015
Robert O. Hopkins	Chief Financial Officer and Secretary

Directors:

/s/ DAVID J. MARGUGLIO	Director	March 26, 2015
David J. Marguglio

/s/RICHARD C. WILLIAMS	Chairman	March 26, 2015
Richard C. Williams

/s/ ROBERT B. ROTHERMEL	Director	March 26, 2015
Robert B. Rothermel

/s/ WILLIAM C. DENBY, III	Director	March 26, 2015

William C. Denby, III

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

DECEMBER 31, 2014 AND MARCH 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Adamis Pharmaceuticals Corporation and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheets of Adamis Pharmaceuticals Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and March 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the nine-month period ended December 31, 2014 and the year ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adamis Pharmaceuticals Corporation and Subsidiaries as of December 31, 2014 and March 31, 2014, and the consolidated results of their operations and cash flows for the nine-month period ended December 31, 2014 and the year ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MAYER HOFFMAN MCCANN P.C.

San Diego, California

March 26, 2015

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2014	March 31, 2014
CURRENT ASSETS
Cash	$3,774,665	$5,403,235
Prepaid Expenses and Other Current Assets	179,545	14,504
	3,954,210	5,417,739
LONG TERM ASSETS
Security Deposits	127,500	—
Intangible Assets, net	8,737,830	9,611,632
Equipment, net	77,680	92,245
Total Assets	$12,897,220	$15,121,616
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$787,012	$671,018
Accrued Other Expenses	129,055	159,955
Accrued Bonuses	411,500	282,821
Warrants, at fair value	1,809,949	1,019,539
Warrant Derivative Liabilities, at fair value	256,530	378,502
Convertible Notes Payable, net	—	383,339
Other Notes Payable	—	38,653
Total Liabilities	3,394,046	2,933,827
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; 1,418,439 and none, Issued and Outstanding, Respectively	142	—
Common Stock – Par Value $.0001; 100,000,000 Shares Authorized; 10,959,480 and 10,809,059 Issued, 10,651,940 and 10,501,519 Outstanding, Respectively	1,096	1,081
Additional Paid-in Capital	64,956,524	58,324,941
Accumulated Deficit	(55,449,359)	(46,133,004)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders' Equity	9,503,174	12,187,789
	$12,897,220	$15,121,616

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended	12 Months Ended
	December 31, 2014	March 31, 2014
REVENUE	$—	$—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,556,291	3,389,055
RESEARCH AND DEVELOPMENT	3,545,475	1,006,431
Loss from Operations	(8,101,766)	(4,395,486)
OTHER INCOME (EXPENSE)
Interest Expense	(226,286)	(8,626,162)
Gain on Extinguishment of Debt	—	198,864
Change in Fair Value of Warrant Liability	(1,053,256)	762,053
Change in Fair Value of Warrant Derivative Liabilities	64,953	—
Change in Fair Value of Derivative Liabilities	—	919,844
Change in Fair Value of Conversion Feature Liability	—	2,985,007
Total Other Income (Expense)	(1,214,589)	(3,760,394)
Net (Loss)	$(9,316,355)	$(8,155,880)
Basic and Diluted (Loss) Per Share:
Basic (Loss) Per Share	$(0.89)	$(1.11)
Basic Weighted Average Shares Outstanding	10,526,618	7,346,155
Diluted (Loss) Per Share	$(0.89)	$(1.22)
Diluted Weighted Average Shares Outstanding	10,526,618	7,493,031

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
Balance March 31, 2013	—	$—	6,450,364	$645	$33,653,770	(307,540)	$(5,229)	$(37,977,124)	$(4,327,938)
Common Stock Issued for Exercised Options	—	—	4,003	—	—	—	—	—	—
Common Stock Issued for Exercised Warrants	—	—	10,138	1	(1)	—	—	—	—
Common Stock Issued for Note Conversions	—	—	35,022	4	297,683	—	—	—	297,687
Common Stock Issued from Public Offering, Net of Transaction Costs of $1,923,773	—	—	4,278,000	428	23,529,899	—	—	—	23,530,327
Common Stock Issued for Employee Award	—	—	31,532	3	359,146	—	—	—	359,149
Warrants Issued	—	—	—	—	219,500	—	—	—	219,500
Share Based Compensation	—	—	—	—	236,944	—	—	—	236,944
Beneficial Conversion Feature of Convertible Debt	—	—	—	—	28,000	—	—	—	28,000
Net (Loss)			—	—	—	—	—	(8,155,880)	(8,155,880)
Balance March 31, 2014	—	$—	10,809,059	$1,081	$58,324,941	(307,540)	$(5,229)	$(46,133,004)	$12,187,789
Common Stock Issued for Exercised Warrants	—	—	145,090	14	493,292	—	—	—	493,306
Common Stock Issued for Service	—	—	5,331	1	25,002	—	—	—	25,003
Release of Warrant Liability Upon Exercise	—	—	—	—	319,865	—	—	—	319,865
Preferred Stock Issued, net of issuance cost of $71,003	1,418,439	142	—	—	4,928,855	—	—	—	4,928,997
Share Based Compensation	—	—	—	—	625,518	—	—	—	625,518
Share Based Compensation - Accrued Bonus	—	—	—	—	239,051	—	—	—	239,051
Net (Loss)	—	—	—	—	—	—	—	(9,316,355)	(9,316,355)
Balance December 31, 2014	1,418,439	$142	10,959,480	$1,096	$64,956,524	(307,540)	$(5,229)	$(55,449,359)	$9,503,174

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	12 Months Ended
	December 31, 2014	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(9,316,355)	$(8,155,880)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	625,518	596,093
Stock Issued in Exchange of Services	25,003	—
Change in Gain on Extinguishment of Debt	—	(198,864)
Change in Fair Value of Warrant Liability	1,053,256	(762,053)
Change in Fair Value of Warrant Derivative Liabilities	(64,953)	—
Change in Fair Value of Derivative Liabilities	—	(919,844)
Change in Fair Value of Conversion Feature Liability	—	(2,985,007)
Amortization of Discount on Notes Payable	216,661	6,629,364
Amortization of Debt Issuance Costs	—	792,431
Amortization of Stock Issued for Services	—	47,333
Depreciation and Amortization Expense	888,367	296,123
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	(165,041)	2,510
Security Deposits	(127,500)	—
Increase (Decrease) in:
Accounts Payable	115,994	(1,760,901)
Accrued Other Expenses and Bonuses	336,830	(361,425)
Net Cash (Used in) Operating Activities	(6,412,220)	(6,780,120)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	—	(97,100)
Purchase of Intangible Assets	—	(9,902,900)
Net Cash (Used in) Investing Activities	—	(10,000,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	—	5,875,000
Proceeds from Issuance of Preferred Stock and Warrants, net of issuance cost	4,928,997	—
Proceeds from Warrant conversion	493,306	—
Payment of Notes Payable	(38,653)	(6,838,501)
Payment of Convertible Notes Payable	(600,000)	—
Cash Paid for Debt Issuance Costs	—	(286,349)
Payment of Notes Payable to Related Parties	—	(97,122)
Proceeds from Issuance of Common Stock	—	25,454,100
Cash Paid for Common Stock Issuance Costs	—	(1,923,773)
Net Cash Provided by Financing Activities	4,783,650	22,183,355
Increase (Decrease) in Cash	(1,628,570)	5,403,235
Cash:
Beginning	5,403,235	—
Ending	$3,774,665	$5,403,235

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	12 Months Ended
	December 31, 2014	March 31, 2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$2,400	$2,400
Cash Paid for Interest	$89,401	$1,179,940

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Common Stock Issued in Exchange for Services	$25,003	$—
Change in Fair Value of Warrant Liability	$1,053,256	$(762,053)
Change in Fair Value of Warrant Derivative Liabilities	$(64,953)	$—
Release of Warrant Liability Upon Exercise	$319,865	$—
Stock Options Issued for Accrued Bonuses	$239,051	$—
Note Payable Discounts from Derivative and Convertible Feature Liabilities, and Warrants	$—	$5,962,763
Release of Debt Discount Upon Repayment of Debt	$216,661	$—
Accrued Interest Applied to Principal Balance	$—	$51,944
Notes Payable Converted to Common Stock	$—	$297,687
Stock Based Compensation Expense	$625,518	$596,093
Warrants Issued for Debt Costs	$—	$219,500
Beneficial Conversion Feature of Convertible Debt	$—	$28,000
Settlement of Derivative Liability through Modification of Note	$—	$110,819

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTE 1:	NATURE OF BUSINESS

The company formerly named Adamis Pharmaceuticals Corporation, or Old Adamis, was founded in June 2006 as a Delaware corporation. Effective April 1, 2009, Old Adamis completed a business combination transaction with Cellegy Pharmaceuticals, Inc., or Cellegy. Before the merger, Cellegy was a public company and Old Adamis was a private company. In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction, Cellegy was the surviving corporation in the merger and changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation (the “Company”, “Adamis Pharmaceuticals” or “Adamis”), and Old Adamis survived as a wholly-owned subsidiary and changed its corporate name to Adamis Corporation. The Company has two wholly-owned subsidiaries: Adamis Corporation; and Biosyn, Inc., which has rights to the C31G product. Adamis Corporation has two wholly-owned subsidiaries: Adamis Viral Therapies, Inc., or Adamis Viral, which was formed to focus on the Company’s cancer and vaccine technologies; and Adamis Laboratories, Inc., or Adamis Labs, which was formed to focus on the Company’s allergy and respiratory products.

Effective December 12, 2013, the Company effected a 1-for-17 reverse stock split of its issued and outstanding stock. On December 13, 2013, the Company’s Common Stock began trading, on a post-reverse split adjusted basis, on the NASDAQ Capital Market under the symbol “ADMP.” In addition, the number of authorized shares was reduced from 200,000,000 to 100,000,000.

NOTE 2:	GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from continuing operations. In addition, the Company has used, rather than provided, cash in its continuing operations. We raised additional funds in January 2015 through an underwritten offering of our common stock. However, we will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.

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

Change in Fiscal Year

In November 2014, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of its Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2015. This resulted in a change in fiscal year end from March 31 to December 31. This required transition period of April 1, 2014 to December 31, 2014 is included in these financial statements. For comparative purposes, the unaudited consolidated results of operations for the nine months ended December 31, 2013 are included in Note 17.

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

Intangible Assets

Intangible assets, such as patents and unpatented technology, consist of legal fees and other costs needed to acquire the intellectual property. Acquired patents are recorded at cost, based on the related fair value of the assets as of the date acquired. Patents are amortized on a straight line basis over their estimated remaining useful life.

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

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instrument and whether they qualify for hedge accounting. As of December 31, 2014 and March 31, 2014, no derivative instruments qualified for hedge accounting. See Note 9 for further discussion of derivative instruments.

Revenue Recognition

In accordance with our revenue recognition policy, revenue is recognized when the parties agree to the terms of the arrangement, title and risk of loss are transferred to the customer, the sales price to the customer is fixed and determinable, and collectability of the sales price is reasonably assured. Reported revenue is net of estimated customer returns and other wholesaler fees. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience proves to be different than our assumptions, we would then adjust such allowances accordingly.

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

Basic and Diluted Net Loss Per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the transition period ended December 31, 2014 and fiscal year ended March 31, 2014 consist of outstanding warrants (2,401,049 and 362,738, respectively), outstanding options (1,239,722 and 404,622, respectively), outstanding restricted stock units (11,184 and 11,184, respectively),  potential common stock to be issued upon conversion of convertible debt (0 and 100,000, respectively), and convertible preferred stock  (1,418,439 and 0, respectively).

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the Transition 2014 Period, the Company incurred losses on the valuation of the Warrant Liability and Warrant Derivative Liability which has an anti-dilutive impact on loss per share.

	For the Nine Months Ended December 31, 2014	For the Year Ended March 31 2014
Loss per Share - Basic
Numerator for basic loss per share	$(9,316,355)	$(8,155,880)
Denominator for basic loss per share	10,526,618	7,346,155
Loss per common share - basic	$(0.89)	$(1.11)

Loss per Share - Diluted
Numerator for basic loss per share	$(9,316,355)	$(8,155,880)
Adjust: Fair Value of dilutive warrants outstanding	—	(1,000,239)
Numerator for dilutive loss per share	$(9,316,355)	$(9,156,119)

Denominator for diluted loss per share	10,526,618	7,346,155
Plus: Incremental shares underlying "in the money" warrants outstanding	—	146,876
Denominator for dilutive loss per share	10,526,618	7,493,031
Loss per common share - diluted	$(0.89)	$(1.22)

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity.” The amendments in ASU 2014-08 change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. Adoption is not expected to have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).” The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods with that reporting period. Early application is not permitted. The Company can apply the amendments using one of the following two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for our fiscal year ending December 31, 2016, with early adoption permitted. We do not expect the adoption of this standard to have an impact on our consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity", in November 2014. The ASU provides guidance relating to certain hybrid financial instruments when determining whether the characteristics of the embedded derivative feature are clearly and closely related to the host contract. In making that evaluation, the characteristics of the entire hybrid instrument should be considered, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments are effective for our fiscal year ending December 31, 2016; however, early adoption is permitted. Adoption is not expected to have a significant effect on the Company's consolidated financial statements.

NOTE 4:	CONCENTRATIONS

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

Purchases and Accounts Payable

The Company had balances greater than 10% of trade accounts payable at December 31, 2014 with vendors. Vendor A had a balance that accounted for 15% of total accounts payables at December 31, 2014 and approximately $410,000 in total purchases during the Transition 2014 Period.  The Company has no exposure to the elimination of Vendor A, there are a number of companies which could provide the same services, and management believes, on comparable terms. Comparatively, the Company had balances greater than 10% of trade accounts payable at March 31, 2014 with two vendors. Vendor A had a balance that accounted for 25% of total accounts payables and Vendor B had a balance of 16% at March 31, 2014.

NOTE 5:	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Prepaid Insurance	$34,132	$2,985
Prepaid Rent	—	10,827
Other Prepaid	102,719	—
Other Current Assets	42,694	692
	$179,545	$14,504

NOTE 6:	FIXED ASSETS

Fixed assets at December 31, 2014 and March 31, 2014 are summarized in the table below:

Description	Useful Life (Years)	December 31, 2014	March 31, 2014
Equipment	5	$97,100	$97,100
Less: Accumulated Depreciation		(19,420)	(4,855)
Fixed Assets, net		$77,680	$92,245

For the transition period ended December 31, 2014 and fiscal year ended March 31, 2014, depreciation expense was $14,565 and $4,855, respectively. There were no additions during the Transition 2014 Period.

NOTE 7:	INTANGIBLE ASSETS

Intangible assets at December 31, 2014 are summarized in the table below:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Amortizable assets:
Patents & intellectual property	$9,708,700	$(970,870)	$8,737,830
Transition services agreement	194,200	(194,200)	—
	$9,902,900	$(1,165,070)	$8,737,830

There were no additions during the Transition 2014 Period. Amortization expense for transition year 2014 and fiscal 2014 were $873,802 and $291,268, respectively.

Estimated amortization expense at December 31, 2014 for each of the five succeeding years is as follows:

Year ending December 31,
2015	$970,872
2016	970,872
2017	970,872
2018	970,872
2019	970,872
Thereafter	3,883,470
Total	$8,737,830

NOTE 8:	NOTES PAYABLE

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

Gemini Master Fund, Ltd. Notes

On April 2, 2012, the Company completed the closing of a private placement financing transaction with Gemini Master Fund, Ltd. pursuant to a securities purchase agreement. The Company issued a 10% Senior Convertible Note (the “Gemini Note”) in the aggregate principal amount of $1.0 million and 58,824 shares of our common stock, and received gross proceeds of $1.0 million, excluding transaction costs and expenses. Interest on the Gemini Note was payable at a rate of 10% per annum and was payable on the maturity date of the Gemini Note. Principal and accrued and unpaid interest was due and payable nine months after the date of the Gemini Note. The Gemini Note was convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $4.25, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini Note. The conversion price was also subject to price anti-dilution adjustments providing that with the exception of certain excluded categories of issuances and transactions, if we issue equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini Note, the conversion price of the Gemini Note will be adjusted downward to equal the per share price of the new securities. The Company bifurcated the conversion option derivative from the debt (see Note 9). Our obligations under the Gemini Note and the other transaction agreements were guaranteed by our principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc. The market value of the common stock issued on April 2, 2012 was $4.25 per share, aggregated $250,000. Debt issuance cost of $250,000 was recorded as a result and amortized over the term of the Gemini Note, and is included in interest expense. The stock was restricted for six months from the date issued. Debt issuance costs have been fully amortized as of March 31, 2013.

During the quarter ended December 31, 2012, the Gemini Note and accrued interest payable of approximately $73,000 was converted at $4.25 per share into 252,552 shares of common stock. Concurrent with the conversion, the Company settled the related derivative and conversion feature liabilities which had a total fair value of $1,840,000. The fair value of the derivative and conversion feature liabilities on the day prior to conversion was determined using the intrinsic value. This resulted in an increase to the derivative and conversion feature liabilities of $354,800. On December 31, 2012, the balance of the adjusted fair value of the derivative and conversion feature liabilities totaling $1,840,000 was reclassified to additional paid in capital. For further details on the conversion feature (see Note 9). The effective annual interest of the Gemini Note was 46.1% after considering the debt issuance cost and the conversion feature.

On June 11, 2012, the Company completed the closing of a private placement financing transaction with Gemini. The Company issued a 10% Senior Convertible Note in the aggregate principal amount of $500,000 (“Gemini Note II”) and 29,412 shares of common stock, and received gross proceeds of $500,000, excluding transaction costs and expenses. The maturity date was originally nine months after the date of the note, but was extended to July 11, 2013 on the original maturity date. The Gemini Note II was convertible into shares of common stock at any time at the discretion of the investor at an initial conversion price per share of $9.35, subject to adjustment for stock splits, stock dividends and other similar transactions and subject to the terms of the Gemini Note II. The conversion price was also subject to price anti-dilution adjustments (or down-round protection) providing that with the exception of certain excluded categories of issuances and transactions, if we issue equity securities or securities convertible into equity securities at an effective price per share less than the conversion price of the Gemini Note II, the conversion price of the Gemini Note II will be adjusted downward to equal the per share price of the new securities. The Company bifurcated the conversion option derivative from the debt (see Note 9). Our obligations under the Gemini Note II and the other transaction agreements were guaranteed by our principal subsidiaries, including Adamis Corporation, Adamis Laboratories, Inc. and Adamis Viral, Inc. The Gemini Note II, including accrued interest of $51,944, was exchanged for Secured Notes and Warrants as part of the Company’s June 26, 2013 private placement transaction, and is no longer outstanding.

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

December 2012 Convertible Notes

On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $600,000 and 35,294 shares of common stock to a private investor, and received gross proceeds of $600,000, excluding transaction costs and expenses. Interest on the outstanding principal balance of the note accrues at a rate of 10% per annum compounded monthly and is payable monthly commencing February 1, 2013. All unpaid principal and interest on the note was due and payable on December 31, 2013. In connection with the June 26, 2013 private placement transaction, the maturity date of the note was extended to March 26, 2014. At any time on or before the maturity date, the investor has the right to convert part or all of the principal and interest owed under the note into common stock at a conversion price equal to $9.35 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). The market value of the common stock on the date issued was $12.07 per share, for a total value of $426,000. Debt issuance cost of $426,000 was recorded as a result, and is being amortized over the term of the note. The stock is restricted for six months from the date issued. Additionally, in connection with the extension of the due date, the Company issued 22,058 warrants to purchase common stock, and additional debt issuance cost of $67,500 was recorded. Amortization of the debt issuance cost, which is included in interest expense, was $354,082 for the 12 months ended March 31, 2014.

The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the market value of the common stock on the date the note was issued. The estimated value of the beneficial conversion feature was $174,545. The beneficial conversion feature is being amortized over the term of the note. This resulted in a charge to interest expense of $117,053 for the 12 months ended March 31, 2014. The effective annual interest rate of the note is 107% after considering the debt issuance cost and the beneficial conversion feature.

On March 26, 2014, the note was amended to extend the maturity date to June 26, 2014, as well as change the conversion price from $9.35 per share to $6.00 per share (subject to adjustment for stock dividends, stock splits, reverse stock splits, reclassifications or other similar events affecting the number of outstanding shares of common stock). This amendment changed the present value of the note by greater than 10%, which led the Company to account for the amendment as an extinguishment of and reissuance of the note. The market value of the Company’s common stock the day before the amendment date was $6.28, and the conversion feature is considered beneficial as a result. The estimated value of the beneficial conversion feature was $28,000. In addition, the Company recorded a gain on extinguishment of $198,864 which is equal to the difference in the present value between the original and the new note. The beneficial conversion feature and the gain are recorded as discounts to the note payable and are being amortized to interest expense over the term of the note. This resulted in a charge to interest expense of $10,203 during the fiscal year ended March 31, 2014. At March 31, 2014, the net carrying value of the note was $383,339. The effective annual interest rate of the amended note was 196% after considering the discounts.

In June 2014, the note’s remaining balance of $383,339 was paid in full. Total interest paid during the nine months period ended December 31, 2014 was $9,221 and the recorded gain on extinguishment of $216,661 was amortized to interest expense. Consequently, the net carrying value of the note at December 31, 2014, was $0.

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

Notes Payable

On November 30, 2010, the Company entered into a note payable with a drug wholesaler related to sales returns in the amount of $132,741. The note bears interest at the prime rate, plus 2% (5.25% at March 31, 2013), and originally required monthly payments of $10,000. The balance of $22,725 was paid in full during the year ended March 31, 2014. The outstanding balance on this note at March 31, 2014 was $0.

On May 1, 2011, the Company entered into a non-interest bearing note payable with a drug wholesaler related to sales returns in the amount of $147,866. The note required monthly payments of $10,000 with a final payment of $7,866 due on July 15, 2012. The note is currently due on demand and now bears interest at 12% per annum. The note’s balance of $38,653 was paid in full during the nine months period ended December 31, 2014. The outstanding balance on this note at December 31, 2014 and March 31, 2014 was $0 and $38,653, respectively.

Notes Payable to Related Parties

The Company had notes payable to a related party amounting to  $97,122, which was repaid as of March 31, 2014 and bore interest at 10%. Accrued interest, which is included in accrued expenses, in the consolidated balance sheets, related to the notes was $0 and $79,776 at December 31, 2014 and March 31, 2014, respectively. The accrued interests of $79,776 was paid in full during the nine month period ended December 31, 2014.

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

The Company estimated the original fair values of the embedded conversion and anti-dilution features of the Gemini Note II dated June 11, 2012 note to be $169,455 and $23,909, respectively. The fair value of the embedded conversion and anti-dilution features were $162,456 and $50,545 at March 31, 2013, respectively. The fair value of the conversion feature at the exchange date of June 26, 2013 of $100,819 and the fair value of the anti-dilution feature for the same date of $10,000 were settled as part of the modification of the Gemini Note II in conjunction with the June 26, 2013 private placement financing transaction. The gain on the conversion feature derivative is $61,637 and the gain on the down-round protection derivative is $40,545 for the year ended March 31, 2014.

At December 31, 2013, all of the related principal had been converted to common stock or retired, and no remaining value associated with the conversion feature derivative or down-round protection derivative are recorded as a result.

Key assumptions at December 31, 2014 for the Warrants discussed include a volatility factor of 90%, a dividend yield of 0%, expected life of 3.5 years and a risk free interest rate of 1.41%.

The Company estimated the fair value of the Warrants, including call options, to be $2.7961 per share and the down-round protection derivative for the same warrants is estimated at $0.3963. The number of Warrants issued and outstanding was 647,312. The carrying value of the Warrants with call options at December 31, 2014 was $1,809,949 and the carrying value of the down-round protection derivative for the same date was $256,530.

During the transition period ended December 31, 2014, a total of 117,648 warrants were exercised, reducing the fair value warrants and derivative liabilities and increasing Additional Paid in Capital by $319,865.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

	Down-round Protection Derivative	Convertible Feature Liability	Warrants	Warrant Down-round Protection Derivative	Total
Balance, April 1, 2013	$(50,545)	$(162,456)	$—	$—	$(213,001)
Settlement Through Modification of Gemini Note II	10,000	100,819	—	—	110,819
Fair Value at Issuance of New Debt	(641,113)	(2,923,370)	(1,781,592)	(616,688)	(5,962,763)
Net Change in Fair Value	681,658	2,985,007	762,053	238,186	4,666,904

Balance, March 31, 2014	—	—	(1,019,539)	(378,502)	(1,398,041)
Release of Warrants Liability upon Exercise	—	—	262,846	57,019	319,865
Net Change in Fair Value	—	—	(1,053,256)	64,953	(988,303)
Balance, December 31, 2014	$—	$—	$(1,809,949)	$(256,530)	$(2,066,479)

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. There were no changes in the valuation techniques during the transition period ended December 31, 2014 and fiscal year ended March 31, 2014.

	Fair Value at December 31, 2014	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range

Warrants and Warrant Down-round Protection Derivative (combined)	$2,066,479	$1,398,041	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	30%

				Probability of reset provision being waived	5%

Significant unobservable inputs for the derivative liabilities include (1) the estimated probability of the occurrence of a down-round financing during the term over which the related debt and warrants are convertible or exercisable, (2) the estimated magnitude of the down-round, and (3) the probability of the reset provision being waived. These estimates which are unobservable in the market were utilized to value the anti-dilution features of the convertible debt and warrants as of December 31, 2014 and March 31, 2014.

NOTE 10:	LEGAL MATTERS

The Company may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in management’s opinion will not have a material adverse effect on our financial condition, cash flows or results of operations. Any such litigation could divert management time and attention from Adamis, could involve significant amounts of legal fees and other fees and expenses.

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

Total milestone payments are not to exceed $900,000 and can only be paid one time and will not repeat for subsequent products. At December 31, 2014 and March 31, 2014, no milestones have been achieved.

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

Influenza Vaccine

On September 22, 2006, the Company entered into an agreement with an entity to manufacture an influenza vaccine for the Company. The agreement requires the Company to pay $70,000 upon commencement of the project, followed by monthly payments based upon services performed until the project is complete. No product has been manufactured and no payments have been made as of December 31, 2014. Once the project begins, the total payments will aggregate $283,420. The project has an open ended start time. Adamis may terminate the agreement upon notice to the other party, other than reimbursing the other party for non-cancellable materials and supplies ordered, and work in progress, through the date of the termination.

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

During the transition period ended December 31, 2014 and fiscal year March 31, 2014, the Company paid license fees and reimbursed patent defense costs related to this agreement of approximately $10,000 and $100,000, respectively.

3M License and Asset Acquisition Agreement

On August 1, 2013, we entered into an agreement to initially license and, with an additional closing payment fully acquire from 3M Company and 3M Innovative Properties Company (“3M”), certain intellectual property and assets relating to 3M’s Taper Dry

Powder Inhaler (DPI) technology under development for the treatment of asthma and chronic obstructive pulmonary disease. The intellectual property includes patents, patent applications and other intellectual property relating to the Taper assets.

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

In addition to the patents and intellectual property, the Company also acquired a transition services agreement outlined in the asset purchase agreement, which provides the buyer certain knowledge transfer rights related to the Taper technology. 3M will provided around five hundred (500) hours of services to the Company as set forth in the letter agreement.

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

On April 1, 2014, the Company entered into a modification of its current lease agreement.  The terms of the modification begin December 1, 2014 and extended the expiration date to November 30, 2018.  Average rent expense is approximately $23,304 per month, with a deposit of $170,000 due in November 2014.  The base rent expense over the life of the lease is approximately $1,118,600.  Total rent expense for the Transition 2014 Period and fiscal year ended March 31, 2014, was $143,704 and $85,383, respectively. Rent expense under the lease for the fiscal period ended December 31, 2015 is expected to be $279,650.

Future minimum lease payments as of December 31, 2014 are as follows:

For the Years Ending December 31,
2015	$199,380
2016	298,370
2017	307,320
2018	289,450

$1,094,520

NOTE 13:	CAPITAL STRUCTURE

During September 2014, the Company issued common stock upon exercise of a June 2013 Warrant. The warrant holder exercised the warrant for cash at an exercise price of $3.40 per share. The Company received cash of $170,000 and the warrant holder received 50,000 shares of common stock.

On November 7, 2014, the Company issued 5,331 shares of common stock to a third party entity pursuant to an agreement in consideration for business advisory services performed.

During December 2014, the Company issued common stock upon exercise of several June 2013 Warrants. The warrant holders exercised the warrants for cash at an exercise price of $3.40 per share. The Company received cash of $323,306 and the warrant holder received 95,090 shares of common stock.

NOTE 14:	CONVERTIBLE PREFERRED STOCK

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

NOTE 15:	STOCK OPTION PLANS, SHARES RESERVED AND WARRANTS

The Company has a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2009 Plan provides for the grant of performance cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 411,765 shares. The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. On November 3, 2014, the number of shares reserved for this issuance increased by 1,000,000, aggregating to 2,862,620 at December 31, 2014. On January 1, 2015, pursuant to the provisions of the 2009 Plan, 532,597 shares were added to the shares reserved for issuance pursuant to awards under the 2009 Plan (see Note 18).

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

On April 1, 2014, the Company issued options to purchase 283,800 shares of common stock to officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $6.32 per share. These options were valued using a Black Scholes model; the expected volatility was approximately 28% and the risk-free interest rate was approximately 3%. The calculated fair value of the options was $786,126 as of date of grant.

From August 25, 2014 to September 29, 2014, the Company issued options to purchase 215,036 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $4.04 to $4.71 per share. These options were valued using a Black Scholes model; the expected volatility was approximately 104% and the risk-free interest rate was approximately 2%. The calculated fair value of the options was $795,643 as of date of grant.

On September 18, 2014 and September 22, 2014, the Company issued options to purchase 100,000 and 20,000 shares of common stock to consultants of the Company under the 2009 Equity Incentive Plan with exercise prices of $4.80 and $4.78 per share. These options were valued using a Black Scholes model; the expected volatility was approximately 104% and the risk-free interest rate was approximately 2%. The calculated fair value of the options was $466,400 as of date of grant.

From October 6, 2014 to December 15, 2014, the Company issued options to purchase 230,000 shares of common stock to directors and employees of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $4.00 to $5.12 per share. These options were valued using a Black Scholes model; the expected volatility was approximately 100% and the risk-free interest rate was approximately 2%. The calculated fair value of the options was $796,500 as of date of grant.

In December 2014, 100,000 options issued on September 18, 2014 were cancelled because these options shall not be exercisable with respect to any shares until the date, if any, the option holder becomes a full-time employee of the Company and the management had made a determination not to hire the option holder on a full-time basis. The options had an exercise price of $4.80 and a calculated fair value of $389,000 as of date of grant.

The following summarizes the stock option activity for the transition period ended December 31, 2014 and fiscal year ended March 31, 2014 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Non-Plan Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Balance as of April 1, 2013	395,504	$5.78	8.18 years	5,924	$701.59	0.60 years
Options Granted	15,000	7.62	9.19 years	—		—
Options Exercised	(5,555)	3.23	—	—		—
Options Canceled	(327)	3.23	—	(5,924)	701.59	—

Balance as of March 31, 2014	404,622	$5.83	7.26 years	—	$—	—

Options Granted	935,100	5.29	9.35 years	—	—	—
Options Exercised	—	—	—	—	—	—
Options Canceled	(100,000)	4.80	—	—	—	—

Balance as of December 31, 2014	1,239,722	$5.46	8.42 years	—	$—	—

Exercisable at December 31, 2014	558,117	$5.47	7.15 years	—	$—	—

Stock based compensation expense for the transition period ended December 31, 2014 and fiscal year ended March 31, 2014 were $625,518 and $596,093, respectively. The fiscal year ended March 31, 2014 stock based compensation consisted of $236,944 in stock options expense and $359,149 in common stock issued for employee stock award. Moreover, during the fiscal year ended March 31, 2014 the Company accrued $239,051 for the stock bonuses awarded on March 31, 2014. As of December 31, 2014, unrecognized compensation expense related to these stock options was approximately $2.2 million and will be recorded as compensation expense over the next three years.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 1,239,722 and 404,622 stock options outstanding at December 31, 2014 and March 31, 2014 was approximately $1.4 million and approximately $685,000, respectively. The aggregate intrinsic value of 558,117 and 336,398 stock options exercisable at December 31, 2014 and March 31, 2014 was approximately $683,000 and $681,000, respectively.

The Company has reserved shares of common stock for issuance upon exercise at December 31, 2014 as follows:

Warrants	2,401,049
2009 Equity Incentive Plan	2,862,620
Total Shares Reserved	5,263,669

On August 19, 2014, the Company issued warrants to purchase 1,418,439 shares of common stock to a small number of related funds. The warrants were part of the offering to issue Series A Convertible Preferred Stock (see Note 4). The exercise price of the warrants is $3.40 per share, and the warrants are exercisable for five years from the issuance date.

The expiration date of the Old Adamis Warrants was extended three years to November 15, 2015. The following table summarizes warrants outstanding at December 31, 2014:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2015
Consultant Warrants	635	$3.40	January 29, 2010	January 25, 2015
Consultant Warrants	17,647	$3.74	July 11, 2011	July 11, 2016
2013 Private Placement	691,604	$3.40 - 12.16	June 26, 2013	June 25, 2018
Underwriter Warrants	186,000	$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	27,900	$7.44	January 16, 2014	January 16, 2019
Aug 2014 Preferred Stock Sale	1,418,439	3.40	August 19, 2014	August 19, 2019

Total Warrants	2,401,049

On March 6, 2013, the Company issued restricted stock units (RSUs) of 42,707 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan. The value of the award per share is $11.39. A portion of the award vests on the first anniversary date of issuance with the remaining vesting annually in equal amounts over 2 years. The fair value of RSUs is $486,433. On March 6, 2014, 31,532 RSUs vested and were issued as common stock. The Company recorded compensation expense of $47,764 and $359,149 for the transition period ended December 31, 2014 and fiscal year ended March 31, 2014, respectively. Unrecognized compensation expense related to these RSUs as of December 31, 2014 was $79,520, and will be recorded as compensation expense over the next fifteen months.

NOTE 16:	INCOME TAXES

At December 31, 2014, the Company had net operating loss carry forwards of approximately $136 million and $64 million for federal and state purposes, respectively. The net operating loss carry forwards expire through the year 2031.    The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss carry forwards following certain ownership changes that could that could limit the Company’s ability to utilize these carry forwards. The Company most likely has experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carry forwards may be limited. Cellegy’s merger with Adamis as described in Note 1, may also impact the ability for the Company to utilize certain of its net operating loss carry forwards. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carry forwards for federal income tax purposes. The Company determined that the net operating loss carry forwards relating to Cellegy and Biosyn are limited due to the acquisitions, in 2009 and 2004 and has reflected the estimated amount of usable net operating loss carry forwards in its deferred tax assets below.

The benefit for income taxes from continuing operations consists of the following for the nine months ended December 31, 2014 and fiscal year ended March 31, 2014:

	December 31, 2014	March 31, 2014
Current	$—	$—
Deferred	(2,367,000)	(859,000)
Total	(2,367,000)	(859,000)
Change in Valuation Allowance	2,367,000	859,000
Tax Benefit, net	$—	$—

At December 31, 2014 and March 31, 2014 the significant components of the deferred tax assets from continuing operations are summarized below:

	December 31, 2014	March 31, 2014
Net Operating Loss Carry forwards	$46,604,000	$44,198,000
Other Temporary Differences	1,268,000	698,000
Gross Deferred Tax Assets	47,872,000	44,896,000
Less Valuation Allowance	(47,872,000)	(44,896,000)
Net Deferred Tax Assets	$—	$—

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In addition to net operating loss carry forwards, differences are primarily attributable to stock compensation expense, depreciation of assets, and accruals.

We have determined at December 31, 2014 and March 31, 2014 that a full valuation allowance would be required against all of our operating loss carry forwards and deferred tax assets that we do not expect to be utilized by deferred tax liabilities.

The following table reconciles our losses from continuing operations before income taxes for the nine months ended December 31, 2014 and fiscal year ended March 31, 2014.

	December 31, 2014		March 31, 2014
Federal Statutory Rate	$(3,167,000)	34.00%	$(2,773,000)	34.00%
State Income Tax, net of Federal Tax	(323,000)	3.63%	(264,000)	3.63%
Permanent Differences	411,000	(4.42%)	880,000	(10.78%)
Change in Valuation Allowance	3,079,000	(33.21%)	2,157,000	(26.85%)
Expected Tax Benefit	$—	—	$—	—

NOTE 17:	TRANSITION PERIOD COMPARATIVE BALANCES

In November 2014, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of its Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2014. This resulted in a change in fiscal year end from March 31 to December 31. The required transition period of April 1, 2014 to December 31, 2014 is included in these financial statements. For comparative purposes, the unaudited consolidated results of operations and comprehensive income for the nine months ended December 31, 2013 are as follows:

REVENUE	$-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,053,730
RESEARCH AND DEVELOPMENT	627,497

Loss from Operations	(2,681,227)

OTHER INCOME
Interest Expense	(8,480,740)
Change in Fair Value of Warrant Liability	635,147
Change in Fair Value of Derivative Liabilities	938,126
Change in Fair Value of Conversion Feature Liability	2,985,007
Total Other Income (Expense)	(3,922,460)

Net (Loss)	$(6,603,687)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(1.04)

Basic and Diluted Weighted Average Shares Outstanding	6,351,650

NOTE 18:	SUBSEQUENT EVENTS

On January 1, 2015, the number of shares reserved for the issuance of stock awards covered by the 2009 Equity Incentive Plan (Note 15) increased to an aggregate of 3,395,217, after adding 532,597 shares.

Between January 5 and January 12, 2015, the Company issued 22,232 shares of common stock upon the exercise of warrants originally issued in the June 2013 private placement financing. The exercise price was $3.40 and the Company received $75,589 in proceeds.

On January 8, 2015, the Company issued common stock upon exercise of an investor warrant. The investor utilized a cashless net exercise (based on a price of $6.81 per share) of 72,150 warrants with an exercise price of $3.40 and received 36,132 shares of common stock.

On January 12, 2015, the Company issued 2,300,000 shares of common stock in an underwritten public offering at a public offering price of $5.00 per share. The total gross proceeds from the offering were approximately $11,500,000, before the approximately $800,000 in underwriting discounts and commissions and other offering expenses and before any use of the proceeds by the Company.

From January 22 to March 13, 2015, a total of 317,468 shares of the company issued Series A Convertible Preferred Stocks held by the investors in the August 2014 private placement transaction were converted to 317,468 shares of common stock. The Series A Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor.

On January 23, 2015, the Company issued options to purchase 613,163 shares of common stock to the officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $5.99 per share. The options were granted based on a guideline and not for performance during the year ended December 31, 2014 and will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 99% and the risk-free interest rate was approximately 2%, which resulted in a calculated fair value of $2,881,866. The Board of Directors also approved a total of $411,500 in cash bonus to the Company’s officers and employees with respect to performance during the period ended December 31, 2014. The amount of bonus was paid in January 2015 but was accrued and expensed during the period ended December 31, 2014.

On February 2, 2015, the Company issued 3,666 shares of common stock to a third party pursuant to an agreement in consideration for business advisory services covering February 1 to April 30, 2015.