Form 10-Q
period 2015-03-31
Adamis Pharmaceuticals Corp
filed 2015-05-14
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36242

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 14, 2015, was 13,423,388.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	December 31,
	(Unaudited)	2014
ASSETS
CURRENT ASSETS
Cash	$11,243,501	$3,774,665
Prepaid Expenses and Other Current Assets	76,029	179,545
	11,319,530	3,954,210
LONG TERM ASSETS
Security Deposits	127,500	127,500
Intangible Assets, net	8,495,113	8,737,830
Equipment, net	72,825	77,680
Total Assets	$20,014,968	$12,897,220
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$977,214	$787,012
Accrued Other Expenses	262,129	129,055
Accrued Bonuses	207,450	411,500
Warrants, at fair value	516,152	1,809,949
Warrant Derivative Liabilities, at fair value	312,832	256,530
Total Liabilities	2,275,777	3,394,046
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock - Par Value $.0001; 10,000,000 Shares Authorized; 1,009,021 and 1,418,439 Issued, 1,009,021 and 1,418,439 Outstanding, Respectively	101	142
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 13,730,928 and 10,959,480 Issued, 13,423,388 and 10,651,940 Outstanding, Respectively	1,373	1,096
Additional Paid-in Capital	76,334,011	64,956,524
Accumulated Deficit	(58,591,065)	(55,449,359)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders' Equity	17,739,191	9,503,174
	$20,014,968	$12,897,220

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
REVENUE	$—	$—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,793,546	1,335,325
RESEARCH AND DEVELOPMENT	1,355,323	378,934
Loss from Operations	(4,148,869)	(1,714,259)
OTHER INCOME (EXPENSE)
Interest Expense	—	(145,422)
Gain on Extinguishment of Debt	—	198,864
Change in Fair Value of Warrants	1,092,058	126,906
Change in Fair Value of Warrant Derivative Liabilities	(84,895)	(18,282)
Total Other Income	1,007,163	162,066
Net (Loss)	$(3,141,706)	$(1,552,193)
Basic and Diluted (Loss) Per Share:

Basic (Loss) Per Share	$(0.24)	$(0.15)

Basic Weighted Average Shares Outstanding	12,828,124	10,384,920

Diluted (Loss) Per Share	$(0.32)	$(0.16)

Diluted Weighted Average Shares Outstanding	13,086,290	10,447,557

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(3,141,706)	$(1,552,193)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	480,829	404,607
Stock Issued in Exchanged of Services	25,002	—
Change in Gain on Extinguishment of Debt	—	(198,864)
Change in Fair Value of Warrants	(1,092,058)	(126,906)
Change in Fair Value of Warrant Derivative Liabilities	84,895	18,282
Amortization of Discount on Notes Payable	—	28,790
Amortization of Debt Issuance Costs	—	66,369
Depreciation and Amortization Expense	247,571	296,123
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	103,516	8,785
Increase (Decrease) in:
Accounts Payable	190,202	(1,035,719)
Accrued Other Expenses and Bonuses	(70,976)	(249,308)
Net Cash (Used in) Operating Activities	(3,172,725)	(2,340,034)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance cost	10,565,972	3,209,369
Proceeds from Exercise of Warrants	75,589	—
Payment of Notes Payable	—	(59,030)
Payment of Notes Payable to Related Parties	—	(81,232)
Net Cash Provided by Financing Activities	10,641,561	3,069,107
Increase in Cash	7,468,836	729,073
Cash:
Beginning	3,774,665	4,674,162
Ending	$11,243,501	$5,403,235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$2,400	$2,400
Cash Paid for Interest	$—	$9,835
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Release of Warrants Liability Upon Exercise	$230,332	$—
Stock Based Compensation Expense	$480,829	$404,607
Beneficial Conversion Feature of Convertible Debt	$—	$28,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Adamis Pharmaceuticals Corporation’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2014.

Liquidity and Capital Resources

Our cash was $11,243,501 and $3,774,665 at March 31, 2015 and December 31, 2014, respectively.

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

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the three months ended March 31, 2015 and March 31, 2014 consist of outstanding equity classified warrants (1,730,868 and 362,738, respectively), outstanding options (2,032,885 and 404,622, respectively), outstanding restricted stock units (11,184 and 11,184, respectively),  potential common stock issuable upon conversion of convertible debt (0 and 100,000, respectively), and convertible preferred stock  (1,009,021 and 0, respectively).

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of liability classified equity securities and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. Accordingly, the Company considered the impact of the warrants from the June 2013 private placement (see Note 4) on the calculation of the diluted earnings per share.

	For the Quarter Ended March 31, 2015	For the Quarter Ended March 31 2014
Loss per Share - Basic
Numerator for basic loss per share	$(3,141,706)	$(1,552,193)
Denominator for basic loss per share	12,828,124	10,384,920
Loss per common share - basic	$(0.24)	$(0.15)

Loss per Share - Diluted
Numerator for basic loss per share	$(3,141,706)	$(1,552,193)
Adjust: Change in Fair Value of Warrant Liability	$(1,092,058)	$(126,906)
Adjust: Change in Fair Value Warrant Derivative Liability	84,895	18,282
Numerator for dilutive loss per share	$(4,148,869)	$(1,660,817)

Denominator for diluted loss per share	12,828,124	10,384,920
Plus: Incremental shares underlying "in the money" warrants outstanding	258,166	62,637
Denominator for dilutive loss per share	13,086,290	10,447,557
Loss per common share - diluted	$(0.32)	$(0.16)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).” The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods with that reporting period. The Company can apply the amendments using one of the following two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. On April 1, 2015 the FASB proposed a one year delay in the effective date.  If approved, the proposal will also permit early adoption up to the original effective date for public companies. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public businesses, ASU 2015-03 will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-03 will be allowed for financial statements that have yet to be issued. The amendments must be applied retrospectively, where the balance sheet of each individual period presented is adjusted to reflect the period-specific impact of using the new guidance. Upon transition, a business must adhere to the appropriate disclosures for an adjustment in an accounting principle. Such disclosures include why the change in accounting principle is occurring, the transition method, an explanation of the prior period information that was retrospectively adjusted, and how the change impacts the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

Note 2: Intangible Assets

Intangible assets at March 31, 2015 consist of patents and intellectual property. Amortization expense was approximately $242,717 for the three months ended March 31, 2015.

Note 3: Sale of Preferred Stock

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

As of March 31, 2015, the investors have converted 409,418 shares of Series A Preferred into an equal number of shares of common stock, with 1,009,021 Series A Preferred Shares remaining outstanding.

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

Provided (i) there is an effective registration statement that covers resale of all of the Warrant Shares, or (ii) all of the Warrant Shares may be sold pursuant to Rule 144 upon cashless exercise without restrictions including without volume limitations or manner of sale requirements, each such event referred to as a Trigger Condition, the Company has the option to “call” the exercise of any or all of the Warrants, referred to as a Warrant Call, from time to time by giving a Call Notice to the holders, provided that the other conditions on the Company’s option to exercise a Warrant Call have been satisfied. The Company’s right to exercise a Warrant Call commences five trading days after either of the Trigger Conditions has been in effect continuously for 15 trading days. A holder has the right to cancel the Warrant Call up until that the date the called Warrant Shares are actually delivered to the holder, such date referred to as the Warrant Call Delivery Date, if the Trigger Condition relied upon for the Warrant Call ceases to apply. A Call Notice may not be given within 30 days of the expiration of the term of the Warrants. In addition, a Call Notice may be given not sooner than 15 trading days after the Warrant Call Delivery Date of the immediately preceding Call Notice.

The Company may give a Call Notice only within 10 trading days after any 20-consecutive trading day period during which the volume weighted average price (“VWAP”) of the Company’s common stock is not less than 250% of the exercise price for the Warrants in effect for 10 out of such 20-consecutive trading day period. The exercise price of the Warrants at March 31, 2015, is $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. The maximum amount of Warrant Shares that may be included in a Call Notice will be reduced for the holder to the extent necessary so as to prevent the holder from exceeding the beneficial ownership limitation described in the Warrants. In addition, a Call Notice may not be given after the occurrence of an event of default. Subject to the foregoing, a holder must exercise the Warrant and purchase the called Warrant Shares within 14 trading days after the Call Date, or the Warrant will be cancelled with respect to the unexercised portion of the Warrant that was subject to the Call Notice. Call Notices generally must be given to all Warrant holders.

The Warrants with the embedded call option at issuance were valued using the Binomial Option Pricing Model (“BOPM”). The estimated fair value of a single Warrant, including the call option, was $2.329 per share and the estimated value of the Warrant anti-dilution reset feature was $1.2002 per share. As a result, the Company recorded liabilities for the warrant and warrant down-round protection derivative totaling $2,398,280. The warrant and warrant derivative liabilities were revalued at March 31, 2015, see Note 5.

Notes Payable

On May 1, 2011, the Company entered into a non-interest bearing note payable with a drug wholesaler related to sales returns in the amount of $147,866. The note required monthly payments of $10,000 with a final payment of $7,866 due on July 15, 2012. After July 2012, the note was due on demand and incurred interest at 12% per annum. The outstanding balance on this note at March 31, 2015 and March 31, 2014 was $0 and $38,653, respectively.

Notes Payable to Related Parties

The Company had notes payable to a related party amounting to $97,122, which was repaid as of March 31, 2014 and bore interest at 10%. Accrued interest, included in accrued other expenses in the consolidated balance sheets, related to the notes was $0 and $79,776 at March 31, 2015 and March 31, 2014, respectively. The accrued interest was paid in full during the nine-month period ended December 31, 2014.

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

Level 2:

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in inactive markets; or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data.

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

Key assumptions at March 31, 2015 for the warrants discussed in Note 4 include a volatility factor of 91.0%, a dividend yield of 0%, expected life of 3.25 years and a risk free interest rate of 0.92%.

The Company estimated the fair value of the warrants, including call options, to be $0.8974 per share and the down-round protection derivative for the same warrants was estimated at $0.5439. The number of liability classified Warrants outstanding as of March 31, 2015 and December 31,2014 were 575,164 and 647,312, respectively. As shown in the table below, carrying value of the Warrants with call options at March 31, 2015 was $516,152 and the carrying value of the down-round protection derivative for the same date was $312,832.

During the quarter ended March 31, 2015, a total of 72,150 warrants were exercised, reducing the fair value of warrants and derivative liabilities and increasing Additional Paid in Capital by $230,332.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

		Warrant
	Warrants	Derivative	Total
Balance: December 31, 2014	$(1,809,949)	$(256,530)	$(2,066,479)
Release of Warrant Liability Upon Exercise	201,739	28,593	230,332
Net Change in Fair Value	1,092,058	(84,895)	1,007,163
Balance: March 31, 2015	$(516,152)	$(312,832)	$(828,984)

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. There were no changes in the valuation techniques during the quarter ended March 31, 2015 and December 31, 2014.

	Fair Value at	Fair Value at	Valuation	Unobservable
	3/31/2015	12/31/2014	Technique	Input	Range
Warrant Derivative and Warrant Down-round Protection Derivative (combined)	$828,984	$2,066,479	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	50%

				Probability of reset provision being waived	5%

Significant unobservable inputs for the derivative liabilities include (1) the estimated probability of the occurrence of a down-round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down-round and (3) the probability of the reset provision being waived. These estimates which are unobservable in the market were utilized to value the anti-dilution features of the warrants as of March 31, 2015 and December 31, 2014.

Note 6: Common Stock

In January 2015, the Company completed the closing of an underwritten public offering of 2,300,000 shares of common stock at a public offering price of $5.00 per share, which included 300,000 shares pursuant to the full exercise of the over-allotment option granted to the underwriters.  Net proceeds were approximately $10.6 million, after deducting approximately $900,000 in underwriting discounts and commissions and estimated offering expenses payable by the Company.  Oppenheimer & Co. Inc. acted as the sole book-running manager of the offering.  CRT Capital Group LLC, Maxim Group LLC and Mizuho Securities USA Inc. acted as co-managers for the offering.  The securities were issued by the Company pursuant to a “shelf” registration statement on Form S-3 that the Company previously filed with the Securities and Exchange Commission, and a prospectus supplement and an accompanying prospectus relating to the offering filed in January 2015.

Between January 5 and January 12, 2015, the Company issued 22,232 shares of common stock upon the exercise of warrants originally issued in the June 2013 private placement financing. The exercise price was $3.40 and the Company received $75,589 in proceeds.

On January 8, 2015, the Company issued common stock upon exercise of a liability classified June 2013 warrant. The warrant holder utilized a cashless net exercise (based on a price of $6.81 per share) of 72,150 warrants with an exercise price of $3.40 and received 36,132 shares of common stock.  As discussed in Note 5, the warrant exercise resulted to reducing the fair value of warrants and derivative liability and increasing Additional Paid in Capital by $230,332.

As of March 31, 2015, the investors in the August 2014 private placement transaction converted 409,418 shares of Series A Preferred into an equal number of shares of common stock, with 1,009,021 shares of Series A Preferred remaining outstanding (see Note 3).

On February 2, 2015, the Company issued 3,666 shares of common stock to a third party pursuant to an agreement in consideration for business advisory services covering the period from February 1 to April 30, 2015.

Note 7: Stock Option Plans, Shares Reserved and Warrants

On January 1, 2015, the number of shares reserved for issuance pursuant to stock awards under the 2009 Equity Incentive Plan increased by 532,597 shares, to an aggregate of 3,395,217 shares.  The increase represented 5% of the number of shares of common stock that were outstanding on December 31, 2014, and occurred pursuant to the provisions of the plan, previously approved by the stockholders, regarding an automatic annual increase in the number of shares reserved for issuance pursuant to stock awards under the plan.

On January 23, 2015, the Company issued options to purchase 613,163 shares of common stock to the officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $5.99 per share. The options will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 99%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 1.62%, which resulted in a calculated fair value of $2,881,866.

From March 2, 2015 to March 23, 2015, the Company granted options to purchase 180,000 shares of common stock to the new hires of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $6.04 to $6.53 per share. These options will vest over a period of three years and were valued using a Black Scholes model; the expected volatility was approximately 98%, the term was six years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.9%. The calculated fair value of the options was $867,350.

The following summarizes the stock option activity for the quarter ended March 31, 2015 below:

	2009	Weighted	Weighted
	Equity	Average	Average
	Incentive	Exercise	Remaining
	Plan	Price	Contract Life
Balance as of December 31, 2014	1,239,722	$5.46	8.42 years

Options Granted	793,163	6.03	9.86 years
Options Exercised	—	—	—
Options Canceled	—	—	—

Balance as of March 31, 2015	2,032,885	$5.69	8.83 years

Exercisable at March 31, 2015	662,784	$5.55	7.29 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 2,032,885 and 1,239,722 stock options outstanding at March 31, 2015 and December 31, 2014 was approximately $74,000 and approximately $1.4 million, respectively. The aggregate intrinsic value of 662,784 and 558,117 stock options exercisable at March 31, 2015 and December 31, 2014 was approximately $74,000 and $683,000, respectively.

The following summarizes warrants outstanding at March 31, 2015:

	Warrant	Exercise Price	Date	Expiration
	Shares	Per Share	Issued	Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2015
2013 Private Placement	597,222	$3.40 - $12.16	June 16, 2013	June 25, 2018
Consultant Warrants	17,647	$3.74	July 11, 2011	July 11, 2016
Underwriter Warrants	186,000	$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	27,900	$7.44	January 16, 2014	January 16, 2019
Preferred Stock Sale Warrants	1,418,439	$3.40	August 19, 2014	August 19, 2019
Total Warrants	2,306,032

At March 31, 2015, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	2,306,032
2009 Equity Incentive Plan	3,395,217
Total Shares Reserved	5,701,249

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking” statements. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements include statements about our strategies, objectives and our future achievement. To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Quarterly Report on Form 10-Q. Except as may be required by applicable law, we undertake no obligation to update any forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important factors that could cause actual results to differ materially from those in these forward-looking statements are in the section entitled “Risk Factors” in the most recent Transition Report on Form 10- K, filed with the Securities and Exchange Commission, and the other risks and uncertainties described elsewhere in this report as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications. In addition, the statements contained throughout this Quarterly Report concerning future events or developments or our future activities, including concerning, among other matters, current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated meetings with the FDA or other regulatory authorities concerning our product candidates, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities in a timely manner. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain sufficient funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

General

Company Overview

We are an emerging pharmaceutical company focused on combining specialty pharmaceuticals and biotechnology to provide innovative medicines for patients and physicians. We are currently primarily focused on our specialty pharmaceutical products. We are currently developing several products in the allergy and respiratory markets, including our Epinephrine PFS product, for the emergency treatment of acute allergic reactions, including anaphylaxis, and a dry powder inhaler technology. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit Section 505(b)(2) New Drug Applications, or NDAs, or Section 505(j) Abbreviated New Drug Applications or ANDAs, to the U.S. Food and Drug Administration, or FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products. We also have a number of biotechnology product candidates and technologies, including therapeutic vaccine and cancer product candidates and technologies intended to treat patients with unmet medical needs in the global cancer market. To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make significant investments in equipment, new product development and working capital.

During 2014, we changed our fiscal year from a March 31 fiscal year end to the calendar twelve months ending December 31, effective beginning after our previous fiscal year ended March 31, 2014.  As a result, comparisons of periods below compare our first fiscal quarter of our fiscal 2015 year with the three months ended March 31, 2014, which was the fourth fiscal quarter of our fiscal 2014 year.

Recent Developments

On May 28, 2014, we submitted a Section 505(b)(2) NDA application to the FDA for approval for sale of our Epinephrine Injection USP 1:1000 0.3mg Pre-filled Single Dose Syringe, or the Epinephrine PFS product. The Epinephrine PFS delivers a premeasured dose of epinephrine for the emergency treatment of anaphylaxis.

On March 27, 2015, we issued a press release announcing that we received a Complete Response Letter (“CRL”) from the FDA regarding our NDA for the Epinephrine PFS product

A CRL is issued by the FDA's Center for Drug Evaluation and Research when it has completed its review of a file and questions remain that preclude the approval of the NDA in its current form.

The questions raised by the FDA in the CRL pertained to Chemistry, Manufacturing and Controls (“CMC”) relating to the volume of dose delivered by the syringe, including the ability of the Epinephrine PFS product as designed and manufactured as described in the NDA to deliver volume of epinephrine within the levels contained in the labeling claim and as required by the FDA.  No other safety or efficacy issues were raised, and the NDA will remain open until the CMC issues are resolved.  The letter indicated that the agency had reserved comment, if any, on the proposed labeling for the product until the application was otherwise adequate.

The Company is continuing to review the CRL and actions that may be responsive to the items raised in the CRL, and the Company plans to request a meeting with the FDA to discuss the CRL.  Subsequent to the meeting with the FDA the Company plans to prepare and submit a response to the FDA that addresses the items raised in the CRL. Under the FDA’s procedures concerning target response times, the Company believes that the FDA should respond to the Company’s additional submission within six months after the Company’s responsive submission, though that target deadline may be extended if FDA requests additional data, information, materials or clarification or for other reasons, such as difficulties scheduling an advisory committee meeting, FDA workload issues, or other reasons.  The Company remains committed to attempting to obtain FDA approval of the NDA for the Epinephrine PFS product and commercializing the product, and remains hopeful that the issues and questions raised by the FDA in the CRL will be satisfactorily addressed and the product ultimately approved for marketing.  However, the Company cannot provide any assurances concerning  if or when the NDA will be approved, the timing or outcome of any meeting with the FDA concerning our NDA, what actions will be required in order to satisfy the FDA’s issues and questions, and whether the Epinephrine PFS product will ultimately be  commercialized.  In addition, the Company may be required to devote additional cash resources, which could be significant, in order to respond to the issues raised by the FDA in the CRL and any follow-up requests and to design and manufacture the Epinephrine PFS product in a manner that complies with the FDA requirements.  As a result of the foregoing, even if the FDA ultimately approves our NDA, such approval will likely not occur during the calendar 2015 year.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our consolidated financial statements for the nine-month period ended December 31, 2014 and fiscal year ended March 31, 2014 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in its continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of March 31, 2015, we had cash of approximately $11.2 million, an accumulated deficit of approximately $58.6 million, and liabilities of approximately $2.3 million. As described in Note 6 to the financial statements appearing elsewhere herein, we raised additional funds in January 2015 through an underwritten offering of our common stock. However, we will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the quarter ended March 31, 2015, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources we would exhaust our resources and would be unable to continue operations.

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

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenues. Adamis had no revenues during the three month periods ended March 31, 2015 and 2014, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $1,355,000 and $379,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in research and development expenses was primarily due to the additional expense in product development, consisting mostly of expenditures related to clinical trials, product testing and product validation of approximately $264,000 relating to our Epinephrine PFS product, approximately $319,000 relating to our APC-1000 product candidate, approximately $96,000 relating to our APC-3000 product candidate and approximately $163,000 relating to our APC-5000 product candidate. Moreover, compensation expense, which includes salaries, stock options, employee benefits and bonus accrual, increased by approximately $177,000 for the first quarter of 2015 compared to the comparable period of the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 were approximately $2,794,000 and $1,335,000, respectively. The increase in expense was primarily due to the activities related to the anticipated commercialization of Epinephrine PFS, including approximately $806,000 of expenses relating to market research, training, branding, marketing and distribution strategies and payments to third party consultants and contractors pursuant to agreements relating to the foregoing and approximately $272,000 increase in compensation expense for Sales and Marketing employees, which includes salaries, stock options, employee benefits and bonus accrual. Other notable increases in expenditures for the first quarter of 2015 compared to the first quarter of 2014 were accounting and legal of approximately $180,000, SEC reporting and other related expenses of approximately $54,000, board of directors’ fees of approximately $57,000, professional fees of approximately $40,000, data processing expenses of approximately $19,000 and rent of approximately $34,000. The increase in accounting and legal fees was primarily due to the change in the Company’s fiscal year and the resulting preparation and filing of the Company’s Transition Report on Form 10-K, resulting in an increase in legal, accounting and audit-related expenses during the first calendar quarter of 2015 compared to the comparable period of 2014.

Other Income (Expense). Other income for the three month period ended March 31, 2015 and 2014 was approximately $1,007,000 and approximately $162,000, respectively. Other Income (Expense) consists primarily of a change in fair value of warrants, change in fair value of derivative liabilities, gain in extinguishment of debt, and interest expense. The net change in fair value of warrants and derivatives resulted in an income of approximately $1,007,000 for the quarter ending March 31, 2015, compared to income of approximately $109,000 for the quarter ending March 31, 2014.

Liquidity and Capital Resources

We have incurred net losses of approximately $3.1 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. Since inception, and through March 31, 2015, we have an accumulated deficit of approximately $58.6 million. Since inception and through March 31, 2015 we have financed our operations principally through debt financing, through private issuances of common stock and preferred stock, and through underwritten public offerings of common stock. Since inception, we have raised a total of approximately $71.8 million in debt and equity financing transactions, consisting of approximately $15.8 million in debt financing and approximately $56.0 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing licenses, acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Total assets were approximately $20.0 million and $12.9 million as of March 31, 2015 and December 31, 2014. All liabilities are classified as current. Current assets exceed current liabilities by approximately $9.0 million at March 31, 2015.

Net cash used in operating activities for the three months ended March 31, 2015 and 2014, was approximately $3.2 million and $2.3 million, respectively. Net cash used in operating activities increased due to additional research and development costs, and increases in SG&A expenses.

Net cash provided by financing activities was approximately $10.6 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively. Net cash flows provided by financing activities increased due to the issuance of common stock in January 2015 that generated net proceeds of approximately $10.6 million.

As noted above under the heading “Going Concern and Management’s Plan,” at March 31, 2015, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding in the near future, our cash resources will be depleted and we will be required to materially reduce or suspend operations. Even if are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding. As noted under the heading Recent Developments, the Company will be required to devote additional cash resources, which could be significant, in order to respond to the issues and questions raised by the FDA in the CRL regarding our Epinephrine PFS product.

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

The Company’s critical accounting policies and estimates previously disclosed in our Transition Report on Form 10-K for the nine-month period ended December 31, 2014 have not significantly changed, and no additional policies have been adopted during the three months ended March 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).” The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods with that reporting period. The Company can apply the amendments using one of the following two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. On April 1, 2015 the FASB proposed a one year delay in the effective date.  If approved, the proposal will also permit early adoption up to the original effective date for public companies. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public businesses, ASU 2015-03 will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-03 will be allowed for financial statements that have yet to be issued. The amendments must be applied retrospectively, where the balance sheet of each individual period presented is adjusted to reflect the period-specific impact of using the new guidance. Upon transition, a business must adhere to the appropriate disclosures for an adjustment in an accounting principle. Such disclosures include why the change in accounting in principle is occurring, the transition method, an explanation of the prior period information that was retrospectively adjusted, and how the change impacts the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

Off Balance Sheet Arrangements

At March 31, 2015, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2014, under the heading “Item 9A Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In December 2014, we hired an accounting manager. The Company intends to implement additional reviews and improve its internal control procedures over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding certain legal proceedings to which the Company is or may become a party can be found in the description of legal proceedings contained in the Company’s most recent Transition Report on Form 10-K for the nine-month period ended December 31, 2014, and is incorporated herein by reference. There have not been any material developments with respect to any such proceedings during the quarter to which this Report on Form 10-Q relates.

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at March 31, 2015, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent transition report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2015, except as described below, we did not issue securities without registration under the Securities Act of 1933, as amended.

From January 22 to March 13, 2015, the Company issued a total of 409,418 shares of common stock upon conversion of an equal number of shares of the Company’s Series A Convertible Preferred Stocks issued to the investors in the August 2014 private placement transaction. The Series A Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The securities issued in the August 2014 transaction were issued in a private placement transaction to a limited number of shareholders in reliance on Section 4(2) of the Securities Act of 1933, as amended.  Each person or entity to whom securities were issued represented that the securities were being acquired for investment purposes, for the person’s or entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, and that such investor was an accredited investors as defined in Regulation D promulgated under the Securities Act.

On February 2, 2015, the Company issued 3,666 shares of common stock to a third party pursuant to an agreement in consideration for business advisory services covering performed. The securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  The recipient of the securities represented that it was an accredited investor as defined in Regulation D promulgated under the Securities Act, and that the securities were being acquired for investment purposes, for the entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Removed and Reserved.

ITEM 5. Other Information

None.

ITEM 6. Exhibits The following exhibits are attached hereto or incorporated herein by reference.

10.1	Underwriting Agreement (1)

10.2	Adamis Pharmaceuticals Corporation 2015 Bonus Plan (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to exhibits filed with the Company’s Report on Form 8-K filed January 9, 2015.

(2) Incorporated by reference to exhibits filed with the Company’s Report on Form 8-K filed March 5, 2015. Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: May 14, 2015	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: May 14, 2015	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer

