Form 10-Q
period 2015-09-30
Adamis Pharmaceuticals Corp
filed 2015-11-09
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 9, 2015, was 13,431,659.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015
	(Unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$6,310,340	$3,774,665
Prepaid Expenses and Other Current Assets	67,335	179,545
	6,377,675	3,954,210
LONG TERM ASSETS
Security Deposits	127,500	127,500
Intangible Assets, net	8,009,677	8,737,830
Equipment, net	63,115	77,680
Total Assets	$14,577,967	$12,897,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$408,782	$787,012
Accrued Other Expenses	374,109	129,055
Accrued Bonuses	665,253	411,500
Warrants, at fair value	468,356	1,809,949
Warrant Derivative Liabilities, at fair value	314,673	256,530
Total Liabilities	2,231,173	3,394,046
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock - Par Value $.0001; 10,000,000 Shares Authorized; 1,009,021 Issued and Outstanding and 1,418,439 Issued and Outstanding, Respectively	101	142
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 13,739,199 and 10,959,480 Issued, 13,431,659 and 10,651,940 Outstanding, Respectively	1,374	1,096
Additional Paid-in Capital	77,734,722	64,956,524
Accumulated Deficit	(65,384,174)	(55,449,359)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	12,346,794	9,503,174
	$14,577,967	$12,897,220

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$—	$—	$—	$—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,125,100	1,343,816	7,180,478	3,689,646
RESEARCH AND DEVELOPMENT	1,182,542	597,545	3,807,455	2,716,592
Loss from Operations	(3,307,642)	(1,941,361)	(10,987,933)	(6,406,238)
OTHER INCOME (EXPENSE)
Interest Expense	—	—	—	(371,305)
Gain on Extinguishment of Debt	—	—	—	198,864
Change in Fair Value of Warrants	139,822	(626,167)	1,139,854	92,665
Change in Fair Value of Warrant Derivative Liabilities	19,613	442,982	(86,736)	(71,759)
Total Other Income (Expense)	159,435	(183,185)	1,053,118	(151,535)
Net (Loss)	$(3,148,207)	$(2,124,546)	$(9,934,815)	$(6,557,773)
Basic and Diluted (Loss) Per Share:

Basic (Loss) Per Share	$(0.23)	$(0.20)	$(0.75)	$(0.63)

Basic Weighted Average Shares Outstanding	13,420,648	10,514,528	13,223,735	10,467,071

Diluted (Loss) Per Share	$(0.24)	$(0.20)	$(0.82)	$(0.63)

Diluted Weighted Average Shares Outstanding	13,504,254	10,514,528	13,391,689	10,467,071

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(9,934,815)	$(6,557,773)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	1,881,540	699,964
Stock Issued in Exchanged of Services	25,002	—
Change in Gain on Extinguishment of Debt	—	(198,864)
Change in Fair Value of Warrants	(1,139,854)	(92,665)
Change in Fair Value of Warrant Derivative Liabilities	86,736	71,759
Amortization of Discount on Notes Payable	—	245,451
Amortization of Debt Issuance Costs	—	66,369
Depreciation and Amortization Expense	742,717	888,368
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	112,210	(26,781)
Increase (Decrease) in:
Accounts Payable	(378,230)	(956,726)
Accrued Other Expenses and Bonuses	498,808	(383,021)
Net Cash (Used in) Operating Activities	(8,105,886)	(6,243,919)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance cost	10,565,972	3,209,369
Proceeds from Issuance of Preferred Stock, net of issuance cost	—	4,897,728
Proceeds from Exercise of Warrants	75,589	170,000
Payment of Notes Payable	—	(83,233)
Payment of Convertible Notes Payable	—	(600,000)
Payment of Notes Payable to Related Parties	—	(81,232)
Net Cash Provided by Financing Activities	10,641,561	7,512,632
Increase in Cash	2,535,675	1,268,713
Cash:
Beginning	3,774,665	4,674,162
Ending	$6,310,340	$5,942,875

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2015	2014
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$4,695	$9,859
Cash Paid for Interest	$—	$103,999
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Release of Warrants Liability Upon Exercise	$230,332	$—
Beneficial Conversion Feature of Convertible Debt	$—	$28,000

The accompanying notes are in an integral part of these Condensed Consolidated Financial Statements

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

Liquidity and Capital Resources

Our cash was $6,310,340 and $3,774,665 at September 30, 2015 and December 31, 2014, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop the Company’s product candidates, as well as to commercially launch any products that may be approved by applicable regulatory authorities for marketing. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, in order to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund the Company’s research and development projects. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the nine months ended September 30, 2015 and September 30, 2014 consist of outstanding equity classified warrants (1,730,868 and 2,496,137, respectively), outstanding options (2,146,133 and 1,152,429, respectively), outstanding restricted stock units (5,590 and 11,184, respectively), and convertible preferred stock (1,009,021 and 1,418,439, respectively).

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

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Loss per Share - Basic
Numerator for basic loss per share	$(3,148,207)	$(2,124,546)	$(9,934,815)	$(6,557,773)
Denominator for basic loss per share	13,420,648	10,514,528	13,223,735	10,467,071
Loss per common share - basic	$(0.23)	$(0.20)	$(0.75)	$(0.63)

Loss per Share - Diluted
Numerator for basic loss per share	$(3,148,207)	$(2,124,546)	$(9,934,815)	$(6,557,773)
Adjust: Change in Fair Value of Warrant Liability	(139,822)	—	(1,139,854)	—
Adjust: Change in Fair Value Warrant Derivative Liability	(19,613)	—	86,736	—
Numerator for dilutive loss per share	$(3,307,642)	$(2,124,546)	$(10,987,933)	$(6,557,773)

Denominator for basic loss per share	13,420,648	10,514,528	13,223,735	10,467,071
Plus: Incremental shares underlying “in the money” warrants outstanding	83,606	—	167,954	—
Denominator for dilutive loss per share	13,504,254	10,514,528	13,391,689	10,467,071
Loss per common share - diluted	$(0.24)	$(0.20)	$(0.82)	$(0.63)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from contracts with Customers (Topic 606)." ASU 2014-09 supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods and services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date."  ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company is currently assessing the impact of adopting ASU 2014-09 and ASU 2015-14 on its consolidated financial statements.

Note 2: Intangible Assets

Intangible assets at September 30, 2015 consist of patents and intellectual property. Amortization expense was approximately $243,000 and $728,000 for the three months and nine months ended September 30, 2015, respectively.

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

Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the Securities and Exchange Commission, which registration statement became effective, to register the resale from time to time of shares of common stock underlying the Series A Preferred and the warrants.

As of September 30, 2015, the investors have converted 409,418 shares of Series A Preferred into an equal number of shares of common stock, with 1,009,021 Series A Preferred shares remaining outstanding.

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

The Warrants are exercisable for a period of five years from the date of issuance. The exercise price of the Warrants was initially $12.155 per share, which was 110% of the closing price of the common stock on the day before the closing. The Warrants provide for proportional adjustment of the number and kind of securities purchasable upon exercise of the Warrants and the per share exercise price upon the occurrence of certain specified events. The exercise price of the Warrants is also subject to anti-dilution provisions providing that, with the exception of certain excluded categories of issuances and transactions, if we issue any shares of common stock or securities convertible into or exercisable for common stock, or if common stock equivalents are repriced, at an effective price per share less than the exercise price, without the consent of a majority of the investors, the exercise price will be adjusted downward to equal the per share price of the securities issued or deemed issued in such transaction (and in certain instances, the number of shares issuable upon exercise of the Warrants will also be proportionately adjusted).

Provided (i) there is an effective registration statement that covers resale of all of the Warrant Shares, or (ii) all of the Warrant Shares may be sold pursuant to Rule 144 upon cashless exercise without restrictions including without volume limitations or manner of sale requirements, each such event referred to as a Trigger Condition, the Company has the option to “call” the exercise of any or all of the Warrants, referred to as a Warrant Call, from time to time by giving a Call Notice to the holders, provided that the other conditions on the Company’s option to exercise a Warrant Call have been satisfied. The Company’s right to exercise a Warrant Call commences five trading days after either of the Trigger Conditions has been in effect continuously for 15 trading days and the other applicable conditions have been satisfied. A holder has the right to cancel the Warrant Call up until the date that the called Warrant Shares are actually delivered to the holder, such date referred to as the Warrant Call Delivery Date, if the Trigger Condition relied upon for the Warrant Call ceases to apply. A Call Notice may not be given within 30 days of the expiration of the term of the Warrants. In addition, a Call Notice may be given not sooner than 15 trading days after the Warrant Call Delivery Date of the immediately preceding Call Notice.

The Company may give a Call Notice only within 10 trading days after any 20-consecutive trading day period during which the volume weighted average price (“VWAP”) of the Company’s common stock is not less than 250% of the exercise price for the Warrants in effect for 10 out of such 20-consecutive trading day period. The exercise price of the Warrants at September 30, 2015, is $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. The maximum amount of Warrant Shares that may be included in a Call Notice will be reduced for the holder to the extent necessary so as to prevent the holder from exceeding the beneficial ownership limitation described in the Warrants. In addition, a Call Notice may not be given after the occurrence of an event of default. Subject to the foregoing, a holder must exercise the Warrant and purchase the called Warrant Shares within 14 trading days after the Call Date, or the Warrant will be cancelled with respect to the unexercised portion of the Warrant that was subject to the Call Notice. Call Notices generally must be given to all Warrant holders.

The Warrants with the embedded call option at issuance were valued using the Binomial Option Pricing Model (“BOPM”). The estimated fair value of a single Warrant, including the call option, was $2.329 per share and the estimated value of the Warrant anti-dilution reset feature was $1.2002 per share. As a result, the Company recorded liabilities for the warrant and warrant down-round protection derivative totaling $2,398,280. The warrant and warrant derivative liabilities were revalued at September 30, 2015, see Note 5.

Note Payable

On May 1, 2011, the Company entered into a non-interest bearing note payable with a drug wholesaler related to sales returns in the amount of $147,866. The note required monthly payments of $10,000 with a final payment of $7,866 due on July 15, 2012. After July 2012, the note was due on demand and incurred interest at 12% per annum. The note was paid in full during the nine month period ended September 30, 2014.

Notes Payable to Related Parties

The Company had notes payable to a related party amounting to $97,122, which was repaid during the nine months ended September 30, 2014. The notes bore interest at a rate of 10% per annum. Accrued interest, included in accrued other expenses in the consolidated balance sheets, related to the notes were paid in full during the nine months ended September 30, 2014.

Note 5: Derivative Liabilities and Fair Value Measurements

Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging, provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the warrant liability and related down-round provision related to the Secured Notes should be treated as derivatives. The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

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

Key assumptions at September 30, 2015 for the Warrants discussed in Note 4 include a volatility factor of 84.0%, a dividend yield of 0%, expected life of 2.75 years and a risk free interest rate of 0.72%.

The Company estimated the fair value of the Warrants, including call options, to be $0.8143 per share and the down-round protection derivative for the same Warrants was estimated at $0.5471 per share. The number of liability classified Warrants outstanding as of September 30, 2015 and December 31, 2014 were 575,164 and 647,312, respectively. As shown in the table below, carrying value of the Warrants with call options at September 30, 2015 was $468,356 and the carrying value of the down-round protection derivative for the same date was $314,673.

During the nine months ended September 30, 2015, a total of 72,150 warrants were exercised, reducing the fair value of warrants and derivative liabilities and increasing Additional Paid in Capital by $230,332.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

		Warrant
	Warrants	Derivative	Total
Balance: December 31, 2014	$(1,809,949)	$(256,530)	$(2,066,479)
Release of Warrant Liability Upon Exercise	201,739	28,593	230,332
Net Change in Fair Value	1,092,058	(84,895)	1,007,163
Balance: March 31, 2015	(516,152)	(312,832)	(828,984)
Net Change in Fair Value	(92,026)	(21,454)	(113,480)
Balance: June 30, 2015	(608,178)	(334,286)	(942,464)
Net Change in Fair Value	139,822	19,613	159,435
Balance: September 30, 2015	$(468,356)	$(314,673)	$(783,029)

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. There were no changes in the valuation techniques during the nine months ended September 30, 2015 from December 31, 2014.

	Fair Value at	Fair Value at	Valuation	Unobservable
	9/30/2015	12/31/2014	Technique	Input	Range
Warrant Derivative and Warrant Down-round Protection Derivative (combined)	$783,029	$2,066,479	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	50%

				Probability of reset provision being waived	5%

Significant unobservable inputs for the derivative liabilities include (1) the estimated probability of the occurrence of a down-round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down-round and (3) the probability of the reset provision being waived. These estimates which are unobservable in the market were utilized to value the anti-dilution features of the warrants as of September 30, 2015 and December 31, 2014.

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

Between July 22, 2015 and August 25, 2015, the Company issued 2,677 shares of common stock upon exercise of options granted under the Company’s 2009 Equity Incentive Plan. The option holders utilized a cashless net exercise (based on a common stock price of $3.57, $4.24 and $4.29 per share on the dates of exercise) of a total of 15,000 stock options with an exercise price ranging between $3.06 and $3.57.

Note 7: Stock Option Plans, Shares Reserved and Warrants

In August 2015, options to purchase 12,352 shares of common stock previously granted under the 2009 Equity Incentive Plan expired in accordance with their terms.

The following table summarizes the stock option activity for the nine months ended September 30, 2015:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining |Contract Life
Balance as of December 31, 2014	1,239,722	$5.46	8.42 years

Options Granted	933,763	5.78	9.10 years
Options Exercised	(15,000)	—	—
Options Canceled/Expired	(12,352)	—	—

Balance as of September 30, 2015	2,146,133	$5.59	8.38 years

Exercisable at September 30, 2015	1,031,751	$5.52	7.56 years

 The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 2,146,133 and 1,239,722 stock options outstanding at September 30, 2015 and December 31, 2014 was approximately $57,000 and approximately $1.4 million, respectively. The aggregate intrinsic value of 1,031,751 and 558,117 stock options exercisable at September 30, 2015 and December 31, 2014 was approximately $57,000 and $683,000, respectively.

The following table summarizes warrants outstanding at September 30, 2015:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2015
2013 Private Placement	597,222	$3.40 - $12.16	June 26, 2013	June 25, 2018
Consultant Warrants	17,647	$3.74	July 11, 2011	July 11, 2016
Underwriter Warrants	186,000	$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	27,900	$7.44	January 16, 2014	January 16, 2019
Preferred Stock Sale Warrants	1,418,439	$3.40	August 19, 2014	August 19, 2019
Total Warrants	2,306,032

At September 30, 2015, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, convertible preferred stock units, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	2,306,032
Convertible Preferred Stock	1,009,021
2009 Equity Incentive Plan	3,380,217
Total Shares Reserved	6,695,270

 Note 8: Subsequent Events

          In October 2015, the Company extended the expiration date of an outstanding warrant to purchase 58,824 shares of common stock at an exercise price of $8.50 per share, from November 15, 2015 to November 15, 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking” statements. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements include statements about our strategies, objectives and our future achievement. To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Quarterly Report on Form 10-Q. Except as may be required by applicable law, we undertake no obligation to update any forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important factors that could cause actual results to differ materially from those discussed in these forward-looking statements are identified in the section entitled “Risk Factors” in the most recent Transition Report on Form 10- K, filed with the Securities and Exchange Commission, and in the other risks and uncertainties described elsewhere in this report as well as in other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications. In addition, the statements contained throughout this Quarterly Report concerning future events or developments or our future activities, including concerning, among other matters, current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated meetings with the FDA or other regulatory authorities concerning our product candidates, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities in a timely manner. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain sufficient funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring.

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

On March 27, 2015, we issued a press release announcing that we received a Complete Response Letter (“CRL”) from the FDA regarding our NDA for the Epinephrine PFS product. A CRL is issued by the FDA’s Center for Drug Evaluation and Research when it has completed its review of a file and questions remain that preclude the approval of the NDA in its current form.

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

Following receipt of the CRL, the Company has had communications with the FDA, including a telephonic meeting with the FDA on August 5, 2015, and is continuing its review of the CRL. The Company is taking a number of actions, including changes to the performance, size and functionality of the product, that the Company believes may be responsive to the items raised in the CRL, with the goal of preparing and submitting an amendment of the NDA to the FDA before the end of 2015, assuming successful and timely continued product development efforts. Under the FDA’s procedures concerning target response times, the Company believes that the FDA should respond to an additional submission by the Company within six months after the Company’s responsive submission, though that target deadline may be extended if FDA requests additional data, information, materials or clarification or for other reasons, such as difficulties scheduling an advisory committee meeting, FDA workload issues, or other reasons.  The Company remains committed to attempting to obtain FDA approval of the NDA for the Epinephrine PFS product and commercializing the product, and remains hopeful that the issues and questions raised by the FDA in the CRL will be satisfactorily addressed and the product ultimately approved for marketing.  However, the Company cannot provide any assurances concerning when it will make any additional submission, whether the FDA will agree that any resubmission of the NDA by the Company satisfactorily addresses the matters noted in the CRL, whether the FDA will raise other issues relating to the NDA, what actions will be required in order to satisfy the FDA’s issues and questions, and whether the Epinephrine PFS product will ultimately be commercialized.  In addition, the Company may be required to devote additional cash resources, which could be significant, in order to respond to the issues raised by the FDA in the CRL and any follow-up requests and to design and manufacture the Epinephrine PFS product in a manner that complies with the FDA requirements.

APC-1000

The Company is continuing development of the APC-1000 product candidate, a steroid hydrofluoroalkane, or HFA, metered dose inhaler product for asthma. Following discussions with the FDA and additional consideration of the development pathway for the product, the Company has decided to conduct additional development work for APC-1000 during 2015. As a result, the Company will likely not file an investigational new drug application, or IND, or commence a clinical study regarding APC-1000 during 2015 but intends, depending on the outcome of several factors including results of the additional development work and obtaining additional funding that will be required to commence a trial, to submit an IND for APC-1000 during the first half of 2016, although there can be no assurances concerning the timing of any such filing or the commencement of a clinical trial relating to APC-1000 after submission of such an IND.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our consolidated financial statements for the nine-month transition period ended December 31, 2014 and fiscal year ended March 31, 2014 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in its continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of September 30, 2015, we had cash of approximately $6.3 million, an accumulated deficit of approximately $65.4 million, and liabilities of approximately $2.2 million. We will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop and launch our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three months and nine months ended September 30, 2015, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources we would exhaust our resources and would be unable to continue operations.

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

Results of Operations

Nine Months Ended September 30, 2015 and 2014

Revenues. Adamis had no revenues during the nine-month periods ended September 30, 2015 and 2014, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $3,807,000 and $2,717,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses was primarily due to the additional expense in product development, consisting mostly of expenditures related to product testing and product validation of approximately $456,000 relating to our Epinephrine PFS, APC-3000 and APC-5000 product candidates. Compensation expense, which includes salaries, stock options, employee benefits and bonus accrual, increased by approximately $596,000 for the nine months ended September 30, 2015 compared to the comparable period of the prior year because of salary increase, new hires, additional stock option grants and monthly accrual of bonus. Travel and other expenses increased by approximately $40,000 in the first nine months of 2015 compared to the comparable period in 2014 as a result of visits to vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 were approximately $7,180,000 and $3,690,000, respectively. The increase in expense was primarily due to the activities related to the anticipated commercialization of Epinephrine PFS product, including approximately $1,073,000 of expenses relating to market research, training, branding, marketing and distribution strategies and payments to third party consultants and contractors pursuant to agreements relating to the foregoing, and approximately $1,155,000 increase in compensation expense for Sales and Marketing employees, which includes salaries, stock options, employee benefits and bonus accrual. Compensation expense for General and Administrative employees increased by approximately $1,006,000 for the nine months ended September 30, 2015 compared to the comparable period of the prior year, primarily due to salary increases, new hires, additional stock options granted and monthly accrual of bonus. Other increases in expenditures for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 included increases in SEC reporting and other related expenses of approximately $67,000, board of directors’ fees of approximately $169,000, insurance cost of approximately $41,000, accounting and legal expenses of approximately $55,000 and rent of approximately $69,000.  These increases were partially offset by a decrease of $146,000 in amortization expense because of an asset that was fully amortized in 2014.

Other Income (Expense). Other income for the nine month period ended September 30, 2015 and 2014 was approximately $1,053,000 and approximately $(152,000), respectively. Other Income (Expense) consists primarily of a change in fair value of warrants, change in fair value of derivative liabilities, gain in extinguishment of debt, and interest expense. The net change in fair value of warrants and derivatives resulted in an income of approximately $1,053,000 for the nine months ended September 30, 2015, compared to income of approximately $21,000 for the nine months ended September 30, 2014. The fluctuation in the valuation of the warrants and warrant derivatives was primarily due to the drop in exercise price from $5.95 to $3.40 in August 2014 and the changes in stock price, term and volatility. Debt related expense (Interest Expense and Gain in Extinguishment of Debt) for the nine month periods ended September 30, 2015 and 2014 were approximately $0 and $172,000, respectively. The decrease in debt related expenses for the nine month period ended September 30, 2015, in comparison to the same period for fiscal 2014 was due to the full payment of the debt balance in 2014.

Three Months Ended September 30, 2015 and 2014

Revenues. Adamis had no revenues during the three month periods ended September 30, 2015 and 2014, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $1,183,000 and $598,000 for the three months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses was primarily due to the additional expense in product development, consisting mostly of expenditures related to product testing and product validation of approximately $372,000 relating to our Epinephrine PFS, APC-3000 and APC-5000 product candidates. Compensation expense, which includes salaries, stock options, employee benefits and bonus accrual, increased by approximately $205,000 for the three month period ended September 30, 2015 compared to the comparable period of the prior year because of salary increases, new hire, additional stock options granted and monthly accrual of bonus. Travel and other expenses increased by approximately $8,000 for the three months ended September 30, 2015 compared to the comparable period of 2014 as a result of visits to vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 were approximately $2,125,000 and $1,344,000, respectively. The increase in expense was primarily due to the activities related to the anticipated commercialization of the Epinephrine PFS product candidate, including approximately $108,000 of expenses relating to market research, training, branding, marketing and distribution strategies and payments to third party consultants and contractors pursuant to agreements relating to the foregoing, and approximately $442,000 increase in compensation expense for Sales and Marketing employees, which includes salaries, stock options, employee benefits and bonus accrual. Compensation expense for General and Administrative employees increased by approximately $449,000 for the three months ended September 30, 2015 compared to the comparable period of the prior year, primarily due to salary increases, new hires, additional stock options granted and monthly accrual of bonus. Other increases in expenditures for the three months ended September 30, 2015 compared to the comparable quarter in 2014 included increases in board of directors’ fees of approximately $56,000. An offset to the increase in expenses was the reduction of approximately $49,000 in amortization of an asset whose value was fully amortized in 2014, a decrease in travel expenses by approximately $19,000 and a decrease in accounting and legal expenses by approximately $207,000 due to the decrease in patent costs and reduced legal activities for the three month period ended September 30, 2015 compared to the comparable period of the prior year.

Other Income (Expense). Other expense for the three month period ended September 30, 2015 and 2014 was approximately $159,000 and approximately $(183,000), respectively. Other Income (Expense) consists primarily of a change in fair value of warrants and change in fair value of derivative liabilities. The net change in fair value of warrants and derivatives resulted in an income of approximately $159,000 for the three months ended September 30, 2015, compared to the expense of approximately $183,000 for the three months ended September 30, 2014. The fluctuation in the valuation of warrants and warrant derivatives was primarily due to the drop in exercise price from $5.95 to $3.40 in August 2014 and the changes in stock price, term and volatility.

Liquidity and Capital Resources

We have incurred net losses of approximately $9.9 million and $6.6 million for the nine months ended September 30, 2015 and 2014, respectively. Since inception, and through September 30, 2015, we have an accumulated deficit of approximately $65.4 million. Since inception and through September 30, 2015 we have financed our operations principally through debt financing, through private issuances of common stock and preferred stock, and through underwritten public offerings of common stock. Since inception, we have raised a total of approximately $71.8 million in debt and equity financing transactions, consisting of approximately $15.8 million in debt financing and approximately $56.0 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing licenses, acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Total assets were approximately $14.6 million and $12.9 million as of September 30, 2015 and December 31, 2014. All liabilities are classified as current. Current assets exceed current liabilities by approximately $4.1 million and $0.6 million as of September 30, 2015 and December 31, 2014.

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014, was approximately $8.1 million and $6.2 million, respectively. Net cash used in operating activities increased due to additional research and development costs, and increases in Selling, General & Administrative expenses.

Net cash provided by financing activities was approximately $10.6 million and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash flows provided by financing activities increased primarily due to the issuance of common stock in January 2015 that generated net proceeds of approximately $10.6 million.

As noted above under the heading “Going Concern and Management Plan,” through September 30, 2015, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding in the near future, our cash resources will be depleted and we will be required to materially reduce or suspend operations. Even if are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding. As noted under the heading Recent Developments, the Company will be required to devote additional cash resources, which could be significant, in order to respond to the issues and questions raised by the FDA in the CRL regarding our Epinephrine PFS product and to continue development of our other product candidates.

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

The Company’s critical accounting policies and estimates previously disclosed in our Transition Report on Form 10-K for the nine-month period ended December 31, 2014 have not significantly changed, and no additional policies have been adopted during the nine months ended September 30, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company is currently assessing the impact of adopting ASU 2014-09 and ASU 2015-14 on its consolidated financial statements.

Off Balance Sheet Arrangements

At September 30, 2015, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, for the reasons set forth in the Company’s Transition Report on Form 10-K for the nine-month period ended December 31, 2014, under the heading “Item 9A Controls and Procedures” relating to disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company intends to implement additional reviews and internal control procedures in order to improve its internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at September 30, 2015, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent transition report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2015, we did not issue securities without registration under the Securities Act of 1933, as amended.

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

ADAMIS PHARMACEUTICALS, INC.

Date: November 9, 2015	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 9, 2015	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer

