Form 10-K
period 2015-12-31
Adamis Pharmaceuticals Corp
filed 2016-03-23
CIK 887247

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

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

YES    ☐  NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2015, was $46,651,597.

At March 23, 2016, the Company had 13,459,061 shares outstanding.

Documents Incorporated by Reference: Portions of the proxy statement for the 2016 annual stockholders meeting are incorporated by reference into Part III.

ADAMIS PHARMACEUTICALS CORPORATION

i

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) includes “forward-looking” statements. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements include statements about our strategies, objectives and our future achievement. To the extent statements in this Annual Report on Form 10-K involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, our expectations concerning the timing of regulatory approvals, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-K, including, without limitation, under the headings “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

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

ii

EXPLANATORY NOTE REGARDING THE ANNUAL REPORT

We changed our fiscal year to the calendar twelve months ending December 31, effective beginning after our previous fiscal year ended March 31, 2014. As a result, our prior fiscal period was shortened from twelve months to a nine-month transition period ended on December 31, 2014.

Unless otherwise indicated, comparisons of fiscal year results in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” portion of this Annual Report, and elsewhere herein, compare results for the 12-month period ended December 31, 2015 to the nine-month transition period ended December 31, 2014 (sometimes referred to herein as the "Transition 2014 Period'), and accordingly are not comparing results for a comparable period of time. Included in note 17 to the financial statements appearing elsewhere in this Annual Report is certain unaudited financial information for the 12-month period ended December 31, 2014.

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

The current status of our development programs is as follows:

Product Portfolio

Specialty Pharmaceutical Products	Target Indication	Development Status
Epinephrine PFS	Anaphylaxis	Submitted NDA
APC-5000 DPI	Asthma/COPD	Phase 3 ready (1)(2)
APC-1000	Asthma/COPD	Phase 3 ready (1)(2)
APC-2000	Bronchospasm	Phase 3 ready (1)(2)

Biotechnology Products	Target Indication	Development Status
TeloB-VAX (vaccine)	Prostate Cancer	Phase 2 ready (1)
APC-100	Prostate Cancer	Phase 1 trial (3)
APC-200	Prostate Cancer	Preclinical
APC-300	Prostate Cancer	Preclinical

(1)	Represents the next anticipated development or regulatory stage for the product candidate that we may pursue, assuming that we have the financial resources to pursue any of these opportunities. There are no assurances that we will pursue these opportunities, for financial or other reasons.
(2)	A single Phase 3 trial, without previous Phase 1 or Phase 2 trials, is the anticipated next product development stage. The Company intends to conduct additional trials, such as PK and/or dose escalation studies in connection with the Phase 3 trial.
(3)	Phase 1 of a Phase 1/2a clinical trial has commenced. No patients are currently being recruited for this study.

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

We estimate that sales of prescription epinephrine products in 2015 were approximately $1.0 billion, based on industry data. We cannot provide any assurances concerning any possible future rates of annual growth or whether annual prescriptions will decline or grow.

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

With the help of our contract manufacturer, on May 28, 2014, we submitted an NDA to the FDA pursuant to Section 505(b)(2) of the Food, Drug & Cosmetic Act, as amended, or FDCA, for approval of our Epinephrine PFS product. We received a complete response letter, or CRL, from FDA on March 27, 2015. The issues raised in the CRL related primarily to the Chemistry, Manufacturing and Controls section, more specifically, the volume of dose delivered by the syringe, including the ability of the product to deliver volume within the levels contained in the labeling claim and as required by the FDA. We took a number of actions, including making changes to the performance, size and functionality of the product, we submitted the NDA on December 4, 2015. On January 14, 2016, we announced that the FDA had accepted the resubmitted NDA for review, and that the FDA indicated that it considered the resubmission to be a complete, class 2 response to the CRL and provided an agency target new action date of June 4, 2016, for reviewing and acting on to the resubmission.  If the FDA approves the NDA, we hope to receive an approval in time to permit our first commercial sales to commence sometime in the third quarter of 2016, although there are no assurances that this will be the case. Under goals established in connection with the Prescription Drug User Fee Act, or PDUFA, the FDA’s guidance for the review and acting on Class 2 NDA resubmissions is six months from the date of receipt of the resubmission. However, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to the timing of the FDA’s review process, FDA requests for additional data, information, materials or clarification, difficulties scheduling an advisory committee meeting, FDA workload issues, extensions resulting from the submission of additional information or clarification regarding information already in the submission within the last three months of the target PDUFA date, or other reasons. As a result, the dates of regulatory approval, if obtained, and commercial introduction of our product could be delayed beyond our expectations.

Asthma and COPD

According to the National Institute of Health, or NIH, asthma is a chronic lung disease that inflames and narrows the airways. Asthma causes recurring periods of wheezing, chest tightness, shortness of breath, and coughing. Asthma affects people of all ages, but it most often starts during childhood. According to information published by Centers for Disease Control & Prevention (CDC) reporting on findings from 2013, the number of people in the U.S. with asthma is approximately 22.6 million and growing.

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

We estimate that global sales of asthma and COPD prescription products were in excess of approximately $13.8 billion in 2014, based on industry data. Within the global asthma and COPD market, we estimate that one product in particular, Advair Diskus® marketed by GlaxoSmithKline, generated more than $3.2 billion in U.S. sales and $7 billion in global sales in 2014, based on GSK’s publicly announced results.

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

Additional Allergy Products; APC-1000 and APC-2000. We have two additional product candidates in our allergy and respiratory product pipeline. Our APC-1000 product candidate is a steroid hydrofluoroalkane, or HFA, metered dose inhaler product, for asthma and COPD. Our product candidates, if developed and approved for marketing, will target a small niche within the larger market for respiratory products. To date, we have not made any regulatory filings with the FDA for these products.

In the fourth quarter of 2015, we decided to terminate the development of our APC-3000 product candidate, for the treatment of seasonal and perennial allergic rhinitis, because the current leading product in its category became available over-the-counter in the United States, and we concluded that it would be difficult for our prescription APC-3000 product candidate to compete with an over-the-counter product targeting the same ailment and patient population.

On February 24, 2015, we announced the result of our pharmacokinetic study, or PK study, comparing our beclomethasone dipropionate HFA, 80 mcg Inhalation Aerosol, product, APC-1000, with Teva Respiratory, LLC’s Qvar® (Beclomethasone Dipropionate HFA, 80 mcg Inhalation Aerosol) product. The study was a Phase I open label, randomized, single-dose, four-way crossover PK study comparing APC-1000 to Qvar. Twenty-two healthy male and female subjects who met the study inclusion criteria were enrolled. The study involved a screening period before randomization and four treatment periods each separated by a minimum of three days. Both inhalation aerosols were administered to each subject for a total dose of 320 mcg BDP (4 inhalations). Twenty-one subjects completed the study. One subject was withdrawn due to non-compliance. The purpose of this PK study was to compare the bioavailability of APC-1000 to Qvar. The results showed the extent of absorption of APC-1000 to be equivalent to Qvar. Following discussions with the FDA and additional consideration of the development pathway for the product, we decided to conduct additional development work for APC-1000 during 2015.  We intend, depending on the outcome of several factors including results of additional development work and obtaining additional funding that will be required to commence a trial, to file an investigational new drug application, or IND, and initiate a dose escalation and subsequent Phase 3 efficacy study during the second half of 2016.

Our second product candidate that is in development in our allergy and respiratory pipeline, APC-2000, is a HFA bronchodilator for the treatment or prevention of bronchospasm. We have had previous discussions with the FDA regarding regulatory approval requirements and intend to have further discussions concerning, among other things, the appropriate regulatory pathway for the product under Section 505(j) relating to ANDAs, Section 505(b)(2) or otherwise.

Our development plans concerning our allergy and respiratory products, including APC-1000 and 2000, are affected by developments in the marketplace, including the introduction of potentially competing new products by our competitors. For example, certain products that previously have been available by prescription only have been approved by the FDA and introduced for sale over-the-counter without a prescription at a lower price than competing prescription products, and other new allergy or respiratory products have been or could in the future also be approved as “branded generic” products or as over-the-counter products. Such products could be sold at lower prices than prescription products, could adversely affect the willingness of health insurers or other third party payors to reimburse patients for the cost of prescription products, and could adversely affect our ability to successfully develop and market product candidates in our pipeline. As a result, our product development plans could be affected by such considerations. The anticipated dates for development and introduction of products in our allergy and respiratory product pipeline will depend on a number of factors, including the availability of adequate funding to support product development efforts. We believe that should we decide to pursue such applications, we would be required to submit data for an application for approval to market APC-1000 pursuant to Section 505(b)(2), and APC-2000 pursuant to Section 505(j) or 505(b)(2) of the FDCA, although there are no assurances that this will be the case. We believe that the next trial for APC-1000 and APC-2000 would be a Phase 3 pivotal trial, potentially preceded by dose escalation studies and do not believe that Phase 1 or Phase 2 trials would be required. Total time to develop the APC-1000 or APC-2000 product, including manufacture of the product, clinical trials and FDA review, is expected to be approximately 24-30 months from inception of full product development efforts, assuming that we are able to obtain adequate funding and that there are no unforeseen regulatory issues or other delays. Factors that could affect the actual launch date for our allergy and respiratory product candidates, as well as our other product candidates, include general market conditions, the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the applicable product, the outcome of discussions with the FDA concerning the regulatory approval pathway of the applicable product, any unexpected difficulties in licensing or sublicensing intellectual property rights for other components of the product such as the inhaler, patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) or ANDA filings, see “Government Regulation—Regulation in the United States—Section 505(b)(2) New Drug Applications,” any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product, any unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product, and receipt of adequate funding to support product development and sales and marketing efforts.

Subject to several factors including the availability of sufficient funding, the success of future clinical trials, obtaining required regulatory approvals and the absence of unexpected delays, we believe that up to four products, including Epinephrine PFS, could be ready for launch or launched before the end of 2018, although there can be no assurances that this will be the case.

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

Prostate Cancer. According to the American Cancer Society, or ACS, and the National Cancer Institute, or NCI, prostate cancer is the second-most common cancer in American men and the second leading cause of cancer death in American men. The ACS estimated that for 2015 in the United States, approximately 220,800 new cases of prostate cancer will be diagnosed and about 27,450 men will die of prostate cancer in 2015. In 2010, we licensed patents and related intellectual property relating to three cancer drug candidates developed at the University of Wisconsin. We believe these drug candidates, named APC-100, -200 and -300, may offer new treatment opportunities for prostate cancer.

APC-100 is the most advanced of the three drug candidates. In animal studies conducted to date, APC-100 demonstrated anti-androgenic and anti-inflammatory activities against prostate tumors growing in animal models and showed a strong safety profile in preclinical safety studies. In 2006, APC-100 was awarded the NCI Rapid Award. The award is given by the National Cancer Institutes for promising new drugs for the treatment of cancer and resulted in significant funding for research and development of APC-100. APC-100 has demonstrated desirable pharmacological characteristics as an oral or injectable anti-inflammatory and anti-androgenic drug candidate with multiple mechanisms of action. In animal studies conducted to date, APC-100 decreased secretion of human PSA by human prostate cancer cells growing in mice and also increased the time-to-tumor progression and survival of mice with prostate sensitive and castrate resistant tumors. In August 2011, we announced the enrollment of the first patient in a Phase 1/2a prostate cancer clinical trial relating to the use of the APC-100 product to treat men with castrate-resistant prostate cancer. The trial began at the University of Wisconsin Carbone Cancer Center and was extended to the Wayne State University Karmanos Cancer Institute. In the trial, each patient has been assessed for toxicity, biochemical responses (PSA), radiographic and clinical responses. No patients are currently being recruited.

APC-200 is a drug candidate for both castrate-sensitive and castrate resistant prostate cancer. In 2007, APC-200 was awarded the NCI Rapid Award. APC-200 blocks androgen-induced hydrogen peroxide production and inflammation and inhibits mouse prostate cancer. In animal studies conducted to date, APC-200 was an excellent inhibitor of chronic inflammation. It also completely inhibited oxidase mediated high rates of hydrogen peroxide production in vivo and delayed prostate cancer progression and death in the standard mouse prostate cancer model. If we conclude preclinical development activities, such as GMP manufacturing of drug substance and drug product, as well as conclusion of the preclinical safety, pharmacology and toxicology studies, we anticipate that the next development stage would be to submit an Adamis-sponsored IND relating to the clinical investigation of oral APC-200 in prostate cancer patients with castrate resistant prostate cancer, assuming adequate funding and no unexpected delays, although there are no assurances that we will file or open such an IND.

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

Before considering any actions to further develop or seek regulatory approval for a C31G product, further meetings with the FDA would likely be required to discuss the regulatory pathways for submitting an NDA for marketing approval, including whether any additional trials will be required before an NDA is submitted. In considering commercialization alternatives, we would likely seek to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of antimicrobials or contraception, or in other fields where C31G may have potential as a product candidate. The C31G product candidate is held by our Biosyn, Inc. subsidiary, which we acquired in 2004. Provisions in the agreement pursuant to which we acquired Biosyn, and/or in certain of the funding agreements and other agreements relating to the C31G product, provide for payments to the former Biosyn shareholders upon marketing approval by the FDA (or, in certain circumstances, certain foreign regulatory authorities) of C31G for one or more indications, for payments to certain other third parties in the event of sales or other revenues relating to C31G or certain other events, and include limitations on certain activities of Biosyn including payment of dividends. In addition, sale or out-licensing of the C31G product candidate may require the consent of one or more such third parties. As a result, commercialization of the product could require, among other things, renegotiation of the provisions relating to the former Biosyn shareholders and such third parties. Accordingly, there can be no assurances that we will pursue or be able to successfully conclude a transaction involving C31G or concerning the amounts that we might receive from any such transaction, or that any C31G product will be submitted for regulatory approval or will be approved or marketed.

For the year ended December 31, 2015 and the nine-month transition period ended December 31, 2014, we estimate that we spent approximately $4.8 million and $3.5 million, respectively, on all research and development activities.

Clinical Supplies and Manufacturing

We have no in-house manufacturing or distribution capabilities and have no current plans to establish manufacturing facilities for significant clinical or commercial production. We rely on third-party contract manufacturers to make the material used to support the development of our product candidates. Our third-party manufacturers are subject to extensive governmental regulation. The FDA mandates that drugs be manufactured, packaged and labeled in conformity with current good manufacturing practices, or cGMP, regulations. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that their services and products meet applicable specifications and other requirements. We intend to continue to outsource the manufacture and distribution of our products for the foreseeable future, and we believe this manufacturing strategy will enable us to direct our financial resources to commercialization without devoting the resources and capital required to build cGMP compliant manufacturing facilities. If the FDA approves our NDA relating to our Epinephrine PFS product, the Epinephrine PFS product will be manufactured by Catalent Pharma Solutions, a third party manufacturer, utilizing materials to complete the manufacturing process obtained from various companies and suppliers, and assembly and final packaging of the product will also be implemented by a third party entity. Although there are potential sources of supply other than our existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

Sales and Marketing

We are currently developing our sales and marketing infrastructure, including retaining employees and entering into arrangements with third parties for additional sales and marketing support, and undertaking other related activities in anticipation of obtaining FDA approval of our NDA relating to our Epinephrine PFS product for treating anaphylaxis.

Customers and Distribution

We do not currently sell or distribute pharmaceutical products. Since our fiscal 2010 year, we have not generated commercial revenues from marketing or selling any drugs or other products. If our Epinephrine PFS product is approved, we anticipate that marketing and distribution of the product could commence to initial customers including wholesalers, who in turn seek to distribute the products to retail pharmacies or other customers, specialty wholesalers or distributors, professional users such as hospitals and first responders, and the military and prison systems, as well as other potential customers. We have retained third-party service providers to perform a variety of functions related to the distribution of our products that may be approved, including logistics management and other distribution management and data reporting services in exchange for a fee.

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

Our allergy and respiratory products, if developed and launched, will compete with numerous prescription and non-prescription over-the-counter products targeting similar conditions, as well as prescription generic products. In addition, a number of large pharmaceuticals companies produce pharmaceutical products, such as antihistamines, corticosteroids and anti-leukotriene agents, which manage allergy and respiratory symptoms. Moreover, certain products that previously have been available by prescription only have been or could in the future be approved by the FDA for sale over-the-counter without a prescription at a lower price than competing prescription products, which could adversely affect our ability to successfully develop and market a competing prescription product. The Epinephrine PFS product, if commercialized, will compete against other self-administered epinephrine products, including EpiPen, EpiPen Jr., Auvi-Q and Adrenaclick. In addition, additional competing products could be introduced in the future, such as a generic or bioequivalent, or A/B, version of existing spring-loaded auto-injector devices, at prices that could adversely affect competitive success of our Epinephrine PFS product. Our APC-5000 DPI product, if developed and commercialized, is expected to compete with allergy inhaler products offered by several companies, including GlaxoSmithKline. The development and commercialization of new drugs for cancer, and of vaccine products for viral infections, is highly competitive. Most of the larger pharmaceutical companies, and many smaller public and private companies, have products or are engaged in research and development activities in these fields.

Intellectual Property

Our success will depend in large part on our ability to:

●	obtain and maintain international and domestic patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;
●	prosecute and defend our patents;
●	preserve our trade secrets; and
●	operate without infringing the patents and proprietary rights of other parties.

We intend to continue to seek appropriate patent protection for product candidates in our research and development programs where applicable and their uses by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where possible, claims for composition of matter, medical uses, processes for preparation and formulations. As of February 5, 2016, the Company had: (i) 10 issued patents in the United States and 10 pending applications, one of which has been allowed; (ii) eight issued and 19 pending foreign patent applications relating to Epinephrine Injection, APC 5000 DPI and C31G. The issued patents and allowed patents applications expire between 2017 and 2035, not taking into account any potential patent-term extensions that may be available in the future. We are the licensees of other patents under our various licensing agreements relating to APC 100, APC 200, APC 300, Telomerase and STI.

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

Regulation in the United States

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any of our products will ever obtain approval. Our potential products will be regulated either as biological products or as drugs. In the United States, drugs are subject to regulation under the FDCA. Biological products, in addition to being subject to provisions of the FDCA, are regulated under the Public Health Service Act, or PHSA. Both statutes and related regulations govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices. The FDA approval process for new drugs and biologics includes, without limitation:

●	preclinical studies;
●	submission of an Investigational New Drug application, or IND, for clinical trials;
●	adequate and well-controlled human clinical trials to establish safety and efficacy of the product;
●	review of a New Drug Application, or NDA, or review of a Biologics License Application, or BLA; and
●	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations.

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

We intend to pursue a Section 505(b)(2) regulatory filing in connection with our Epinephrine PFS product, APC-1000, APC-2000, and APC-5000 DPI products and product candidates. Accordingly, if we rely in our regulatory filing on clinical trials conducted, or the FDA’s prior findings of safety and effectiveness, for a previously approved drug product that involves patents referenced in the Orange Book, then we will need to make the patent certifications or the Paragraph IV certification described above. If we make a Paragraph IV certification and the holder of the previously approved product that we referenced in our application initiates patent litigation within the time periods described above, then we will be subject to the risks of patent litigation, with the accompanying delay described above and potentially material expense of patent litigation, before we could commercially market our product.

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

Abbreviated New Drug Applications

In contrast to the kind of clinical trial and other data that is required for an NDA submitted pursuant to Section 505(b)(1) of the FDCA, an Abbreviated New Drug Application, or ANDA, contains data that, when submitted to the FDA pursuant to Section 505(j) of the FDCA, provides for the review and ultimate approval of a product commonly referred to as a “generic equivalent” or a “generic” drug product. These kinds of drug applications are called “abbreviated” because ANDA applicants are generally not required to conduct or submit preclinical (animal) and clinical (human) data to establish safety and effectiveness of their product, other than the requirement for bioequivalence testing. Instead, a generic applicant must scientifically demonstrate that its product is bioequivalent, that is, that the product performs in the same manner as the listed drug. For locally acting inhaled products, we believe that demonstration of bioequivalency in most cases will require human clinical studies that demonstrate that the generic product performs in the same manner as the listed drug. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

HIPAA

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, addresses the privacy and transmission of individually identifiable health information and, among other things, requires the use of standard transactions, privacy and security standards and other administrative simplification provisions, by covered entities which include many healthcare providers, health plans and healthcare clearinghouses. HIPAA instructs the Secretary of the Department of Health and Human Services to promulgate regulations implementing these standards in the United States. HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, such as independent contractors or agents of covered entities, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. Material monetary penalties and other remedies can result from violation of these laws and regulations. In addition, many state laws also address the privacy and security of health information, and many of these laws differ from each other in significant ways, thus complicating compliance efforts.

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

Employees

As of December 31, 2015, we had 15 full-time employees and one part-time employee. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

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

We have not received regulatory approval for any drugs or products. Since our fiscal 2010 year, we have not generated commercial revenue from marketing or selling any drugs or other products. We currently have no revenue from product sales, have not generated any revenue from operations for the last four fiscal years, and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our product candidates and technologies. We may never be able to commercialize any of our product candidates or be able to generate revenue from products sales. Because of the risks and uncertainties associated with developing and commercializing our specialty pharmaceuticals, cancer and other product candidates, we are unable to predict when we may commercially introduce products, the extent of any future losses or when we will become profitable, if ever. We may never successfully commercialize our product candidates, and our business may fail.

Our auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our audited financial statements for the year ended December 31, 2015, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2015, indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in our continuing operations, and that these factors raise substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We will require additional financing to continue as a going concern.

We incurred a net loss of approximately $13.6 million for the year ended December 31, 2015, and a net loss of approximately $9.3 million for the Transition 2014 Period ended December 31, 2014. At December 31, 2015, we had cash and cash equivalents of approximately $4.0 million, no accounts receivable and liabilities of approximately $2.7 million. In January 2016, we sold preferred stock and warrants in a private placement transaction that resulted in gross proceeds of approximately $5.0 million, excluding transaction costs, fees and expenses. The development of our business will require substantial additional capital in the future to commercialize our Epinephrine PFS product, proceed with development of the APC-5000 DPI, APC-2000 and APC-1000 products, and conduct research and development of other product candidates, as well as to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no credit facility or committed sources of capital. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

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

We incurred net losses of approximately $13.6 million for the year ended year ended December 31, 2015, and a net loss of approximately $9.3 million for the nine-month Transition 2014 Period ended December 31, 2014. From inception through December 31, 2015, we have an accumulated deficit of approximately $69.0 million. These losses will increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

There can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis. Even if we generate revenue, we expect to have quarter-to-quarter fluctuations in revenue and expenses, some of which could be significant, due to research, development, clinical trial, marketing and manufacturing expenses and activities. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our products do not achieve market acceptance, we may never become profitable. As we commercialize and market products, we will need to incur expenses for product marketing and brand awareness and conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, could result in substantial operating losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The actual timing of commencement and completion of clinical trials can vary dramatically from our anticipated timing due to factors such as funding limitations, scheduling conflicts with participating clinicians and clinical institutions, and the rate of patient enrollment. Clinical trials involving our product candidates may not commence or be completed as forecast. Delays in the commencement or completion of clinical testing could significantly impact our product development costs. We do not know whether current or planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining required funding;
●	obtaining regulatory approval to commence a clinical trial;
●	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;
●	obtaining sufficient quantities of clinical trial materials for product candidates;
●	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and
●	recruiting participants for a clinical trial.

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

We submitted a Section 505(b)(2) NDA regulatory filing to the FDA in connection with our Epinephrine PFS product, and we intend to pursue Section 505(b)(2) NDA filings with the FDA in connection with our APC-1000, APC-2000 and APC-5000 DPI products and product candidates. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

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

Third-party payors may challenge the price of medical and pharmaceutical products. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that our product candidates are:

●	not experimental or investigational;
●	effective;
●	medically necessary;
●	appropriate for the specific patient;
●	cost-effective;
●	supported by peer-reviewed publications; and
●	included in clinical practice guidelines.

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

Our product candidates may not gain acceptance among physicians, patients, or the medical community, thereby limiting our potential to generate revenue, which will undermine our future growth prospects.

Even if our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, health care professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

●	the ability to provide acceptable evidence of safety and efficacy;
●	pricing and cost effectiveness, which may be subject to regulatory control;
●	our ability to obtain sufficient third-party insurance coverage or reimbursement;
●	effectiveness of our or our collaborators’ sales and marketing strategy;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects; and
●	availability of alternative treatments.

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

We are a small company. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of our products and technologies. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

●	manage our clinical studies effectively;
●	integrate additional management, administrative, manufacturing and regulatory personnel;
●	maintain sufficient administrative, accounting and management information systems and controls; and
●	hire and train additional qualified personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results.

There are significant limitations on our ability in the future to utilize any net operating loss carry forwards for federal and state income tax purposes.

At December 31, 2015, we had net operating loss carry forwards of approximately $40 million and $32 million for federal and state purposes, respectively. The net operating loss carry forwards expire through the year 2031. The Tax Reform Act of 1986, as amended, or the TRA, provides for a limitation on the annual use of net operating loss carry forwards following certain ownership changes that could limit our ability to utilize these carry forwards. We most likely have experienced various ownership changes, as defined by the TRA, as a result of past financings and merger transactions. Accordingly, our ability to utilize some or all of these carry forwards is likely limited. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, and as a result we may not be able to take full advantage of these carry forwards for federal income tax purposes.

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

The market price of our common stock may fluctuate substantially. For example, from April 2014 to December 31, 2015, the market price of our common stock has fluctuated between $2.82 and $7.07. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;
●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on products that would compete with our product candidates;
●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	period-to-period fluctuations in our financial results;
●	publicity or announcements regarding regulatory developments relating to our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or potential legal proceeding; or
●	other potentially negative financial announcements, such as a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

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

As of March 23, 2016, we had 13,459,061 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of March 23, 2016, we had reserved for issuance 3,101,830 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $5.12 per share, and we had outstanding warrants to purchase 3,463,320 shares of common stock. Subject to applicable vesting requirements, upon exercise of these options or warrants, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options.

Some of our outstanding warrants may result in dilution to our stockholders.

As of December 31, 2015, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 1,730,868 shares of common stock, including the 1,418,439 shares of common stock issuable upon exercise of the Series A Convertible Preferred Stock warrants, at a weighted average exercise price of $4.19 per share. As of December 31, 2015, 575,164 shares of our common stock were issuable upon exercise of warrants that we issued in our June 2013 private placement transaction (the “June Warrants”) at a current exercise price of $3.40 per share. The 1,418,439 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in our August 2014 private placement transaction at an exercise price of $3.40 per share, and 1,009,021 shares of Series A Convertible Preferred Stock were convertible on a one-for-one basis (subject to certain beneficial ownership limitations) into 1,009,021 shares of common stock. The June Warrants contained full-ratchet anti-dilution provisions that will be triggered, and that will provide for a reduction in the exercise price of the June Warrants (and, in certain circumstances, an increase in the number of shares issuable upon exercise), upon any issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the June Warrants, subject to some exceptions. In the event of conversion of shares of Series A Preferred, or exercise of warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the conversion of such shares or exercise of such warrants.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of March 23, 2016, our directors, executive officers and their respective affiliates owned approximately 5% of our outstanding shares of common stock and our largest stockholder owned approximately 12% of the outstanding shares of our common stock. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal headquarters consisting of approximately 7,525 square feet of leased premises is located at 11682 El Camino Real, Suite 300, San Diego, CA 92130. The Company occupies this space pursuant to a sublease agreement with a term that expired on November 30, 2014; rent during the term was $15,050 per month. The Company has entered into a lease agreement to lease the same space with a term commencing December 1, 2014. The lease has a basic term expiring four years after the commencement date, and the Company has an option to extend the term of the lease for an additional three years. Average rent during the term will be $23,304 per month, with a deposit of $170,000 paid in November 2014. In December 2015, $42,500 of the deposit was applied to rent and the balance of deposit as of December 31, 2015 was $127,500.

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

	High	Low
2014 Transition Year
First Quarter (April 2014 - June 2014)	$7.02	$4.78
Second Quarter (July 2014 - September 2014)	$5.07	$2.82
Third Quarter (October 2014 - December 2014)	$6.17	$3.85
Fiscal 2015
First Quarter (January 2015 - March 2015)	$7.07	$3.83
Second Quarter (April 2015 to June 2015)	$4.99	$3.77
Third Quarter (July 2015 to September 2015)	$4.63	$3.25
Fourth Quarter (October 2015 to December 2015)	$5.56	$3.76

As of December 31, 2015, we had approximately 92 common stock holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2015, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders	4,418,831	$4.77	960,379

(1)	Excludes shares issuable upon exercise of restricted stock units, which do not have an exercise price.

(2)	Under the Company’s 2009 Equity Incentive Plan, the number of shares available for issuance under the plan increases automatically increase on January 1st of each year in an amount equal to the lesser of (i) five percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser number of shares of Common Stock determined by the board of directors before the start of a calendar year for which an increase applies.

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during the year ended December 31, 2015, has previously been reported in reports on Form 10-Q and reports on Form 8-K that we filed during that fiscal year.

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

General

Company Overview

We are an emerging pharmaceutical company focused on combining specialty pharmaceuticals and biotechnology to provide innovative medicines for patients and physicians. We are currently primarily focused on our specialty pharmaceutical products. We are currently developing several products in the allergy and respiratory markets, including a dry powder inhaler technology that we acquired from 3M Company. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to pursue Section 505(b)(2) New Drug Application, or NDA, or Section 505(j) Abbreviated New Drug Application, or ANDA, regulatory approval filings with the U.S. Food and Drug Administration, or FDA, whenever possible in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products. We also have a number of biotechnology product candidates and technologies, including therapeutic vaccine and cancer product candidates and technologies for patients with unmet medical needs in the global cancer market.

NDA Filing Regarding Epinephrine PFS Product

On May 28, 2014, we submitted a Section 505(b)(2) NDA application to the FDA for approval for sale of our Epinephrine PFS product, for the emergency treatment of acute allergic reactions, including anaphylaxis. We received a complete response letter (CRL) from FDA on March 27, 2015 and resubmitted the application on December 4, 2015. The FDA subsequently confirmed that it considered the resubmission to be a complete class 2 response to the CRL and provided a PDUFA target response date of June 4, 2016.

Private Placement in January 2016

On January 26, 2016, we completed a private placement transaction with a small number of accredited investors pursuant to which we issued 1,183,432 shares of Series A-1 Convertible Preferred Stock and warrants to purchase up to 1,183,432 shares of common stock or Series A-1 Convertible Preferred Stock. The shares of Series A-1 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $4.225 per unit. The Series A-1 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $4.10 per share, and the warrants are exercisable for five years. If we grant, issue or sell any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock, referred to as the “Purchase Rights”, then a holder of Series A-1 Preferred or Warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-1 Preferred or exercise of the Warrants (without regard to any limitations on conversion). If we declare or make any dividend or other distribution our assets (or rights to acquire our assets) to holders of Common Stock, then a holder of Series A-1 Preferred or Warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-1 Preferred or exercise of the Warrants (without regard to any limitations on conversion).

Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the Securities and Exchange Commission within 60 days of the closing date to register the resale from time to time of shares of common stock underlying the Series A-1 Preferred and the warrants.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2015 and nine-month transition period ended December 31, 2014 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in its continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of December 31, 2015, we had cash and cash equivalents of approximately $4.1 million, an accumulated deficit of approximately $69.0 million, and liabilities of approximately $2.7 million. In January 2016, we raised approximately $4,966,000, after deducting approximately $34,000 in fees and transaction expenses payable by us, through a private placement transaction with a small number of accredited investors to which the Company issued preferred stock. However, we will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein for the year ended December 31, 2015, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations.

Our management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of product candidates or intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures and delay development or commercialization of some or all of our products. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during fiscal 2016 is expected to be used to satisfy existing obligations and liabilities and working capital needs, to begin building working capital reserves and to fund a number of projects, which may include, without limitation, some or all of the following:

●	continue development and commercialization of our Epinephrine PFS product;
●	continue development of our allergy and respiratory product candidates;
●	continue development of the APC-5000 DPI product candidate;
●	pursue the development of other product candidates that we may develop or acquire;
●	fund clinical trials and seek regulatory approvals;
●	expand research and development activities;
●	access manufacturing, commercialization and sales capabilities;
●	implement additional internal systems and infrastructure;
●	maintain, defend and expand the scope of our intellectual property portfolio;
●	acquire products, technologies, intellectual property or companies and support continued development and funding thereof; and
●	hire additional management, sales, research, development and clinical personnel.

Results of Operations

Our consolidated results of operations are presented for the year ended December 31, 2015 and for the nine-month Transition 2014 Period ended December 31, 2014. We changed our fiscal year to the calendar twelve months ending December 31, effective beginning after our previous fiscal year ended March 31, 2014. As a result, our prior fiscal period was shortened from twelve months to a nine-month transition period ended on December 31, 2014. Unless otherwise indicated, comparisons below are based on results for the 12-month year ended December 31, 2015, to the nine-month Transition 2014 Period from April 1, 2014 through December 31, 2014, and accordingly are not comparing results for comparable periods of time.

Twelve Months Ended December 31, 2015 and Nine Months Ended December 31, 2014

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2015 and Transition 2014 Period were approximately $9.0 million and $4.6 million, respectively. Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, consulting, professional fees, stock based compensation, and employee compensation. The higher expenses in 2015 was due in part to the results of operations for the longer 12-month period ending December 31, 2015 compared to the nine months ending December 31, 2014. The increase in expense was also primarily due to activities related to the anticipated commercialization of Epinephrine PFS product, including approximately $980,000 of expenses relating to market research, training, branding, marketing and distribution strategies and payments to third party consultants and contractors pursuant to agreements relating to the foregoing, and approximately $1,310,000 increase in compensation expense for 2015 for Sales and Marketing employees, primarily due to salaries, stock options and employee benefits and bonus accrual. Compensation for General and Administrative employees increased by approximately $1,535,000 for the year ended December 31, 2015 compared to the Transition 2014 Period, primarily due to salary increases, new hires and additional stock options granted. Other increase in expenditures for the year ended December 31, 2015 compared to the nine-month Transition 2014 Period included, in each of the following instances, increases in rent of approximately $133,000, amortization of intangibles of approximately $102,000, insurance of approximately $89,000, accounting and legal expenses of approximately $151,000, and other administrative expenses incurred as a public company of approximately $150,000. Selling, general and administrative expenses are expected to continue to increase especially if the FDA grants marketing approval of our Epinephrine PFS product.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $4.8 million and $3.5 million for the year ended December 31, 2015 and Transition 2014 Period, respectively, which were expensed. The increase in expenses for 2015 was due in part to the results of operations for the longer 12-month period ending December 31, 2015 compared to the nine months ending December 31, 2014. The increase in research and development expenses was also primarily due to the increase of $885,000 in compensation expense for Research and Development employees, which includes salaries, benefits, additional stock options and bonus accrual and increased other research and development expenses of approximately $413,000 primarily related to the development of  the APC-1000, APC-2000 and APC-5000 products.

Other Income (Expenses). Other expenses for the year ended December 31, 2015 and Transition 2014 Period were approximately $278,000 and $(1,215,000), respectively. Other Income (Expenses) consist primarily of interest expense, change in fair value of warrants and change in fair value of derivative liabilities. Interest expense consists primarily of expense in connection with various notes payable and the amortization of debt issuance costs. The decrease in interest expense by approximately $226,000 for the year ended December 31, 2015, in comparison to the Transition 2014 Period was primarily due to the full payment of the December 2012 Convertible Notes balance in 2014. The net change in fair value of warrants and warrant derivatives resulted in income of approximately $278,000 for the year ended December 31, 2015, compared to expense of approximately $(988,000) for the Transition 2014 Period, primarily due to the fluctuation in the valuation of outstanding warrants. Warrant and warrant derivative values are generally a function of movement in the stock trading price, duration and volatility. Additionally, the probabilities of issuing new stock above or below the exercise price of the warrants will impact the anti-dilution valuation.

Liquidity and Capital Resources

We have incurred net losses of approximately $13.6 million and $9.3 million for year ended December 31, 2015 and the nine-month Transition Period ended December 31, 2014, respectively. Since our inception, June 6, 2006, and through December 31, 2015, we have an accumulated deficit of approximately $69.0 million. Since inception and through December 31, 2015, we have financed our operations principally through debt financing and through private issuances of common stock and preferred stock. Since inception, we have raised a total of approximately $71.8 million in debt and equity financing transactions, consisting of approximately $15.8 million in debt financing and approximately $56.0 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Net cash used in operating activities from continuing operations for the year ended December 31, 2015 and the Transition 2014 Period was approximately $10.3 million and $6.4 million, respectively. The higher cash used in operating activities in 2015 was largely due to the results of operations for the longer 12-month period ending December 31, 2015 compared to the nine months ending December 31, 2014. We expect net cash used in operating activities to increase going forward as we continue with product development and other business activities, assuming that we are able to obtain sufficient funding.

We had no investing activities for the year ended December 31, 2015 and the Transition 2014 Period.

Net cash provided by financing activities from continuing operations was approximately $10.6 million in the year ended December 31, 2015 and approximately $4.8 million for the Transition 2014 Period. During the Transition 2014 Period, we repaid outstanding promissory notes. The primary sources of cash provided by financing activities in the year ended December 31, 2015 and in the Transition 2014 Period were from the issuance of common stock with net proceeds of approximately $10.6 million and the issuance of Series A convertible preferred stock with net proceeds of approximately $4.9 million, respectively.

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

For additional information concerning our debt and equity financing transactions, see Notes 8, 9, 13 and 14 accompanying our financial statements included elsewhere herein.

As noted above under the heading “Going Concern and Management Plan,” at December 31, 2015, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. Even taking into account the net proceeds from the transactions described above, if we do not obtain additional equity or debt funding in the near future, our cash resources would become depleted and we will be required to materially reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and we will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

Derivative Financial Instruments. Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instrument and whether they qualify for hedge accounting. As of December 31, 2015, no derivative instruments qualified for hedge accounting.

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

Off Balance Sheet Arrangements

At December 31, 2015, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public businesses, ASU 2015-03 will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-03 will be allowed for financial statements that have yet to be issued. The amendments must be applied retrospectively, where the balance sheet of each individual period presented is adjusted to reflect the period-specific impact of using the new guidance. Upon transition, a business must adhere to the appropriate disclosures for an adjustment in an accounting principle. Such disclosures include why the change in accounting principle is occurring, the transition method, an explanation of the prior period information that was retrospectively adjusted, and how the change impacts the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. ASU 2015-05 will be effective for annual periods beginning after December 15, 2015. Early adoption of ASU 2015-05 will be allowed for financial statements that have yet to be issued. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods and services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company is currently assessing the impact of adopting ASU 2014-09 and ASU 2015-14 on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity". The ASU provides guidance relating to certain hybrid financial instruments when determining whether the characteristics of the embedded derivative feature are clearly and closely related to the host contract. In making that evaluation, the characteristics of the entire hybrid instrument should be considered, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments are effective for our fiscal year ending December 31, 2016; however, early adoption is permitted. Adoption is not expected to have a significant effect on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of  Deferred Taxes," which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted as of the beginning of the interim or annual reporting periods. The new guidance may be applied either on a prospective or retrospective basis. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information required by Item 8 are set forth below commencing on page F-1.

ITEM 9.	CHANGES IN AND DIS AGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Accounting Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Principal Executive Officer and Accounting Officer concluded that disclosure controls and procedures were effective as of December 31, 2015, for reasons described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015, the end of the most recent fiscal year.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

During the period that ended on December 31, 2015, the Company completed its remediation efforts related to the company’s inappropriate segregation of duties between incompatible functions. As a result of the completed remediation efforts noted below, there were improvements in internal control over financial reporting during the fiscal year 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Remediation Actions

As disclosed in our 2014 Transition Report on Form 10K, we identified a material weakness in our internal control over financial reporting as of December 31, 2014, based on the absence of finance and accounting personnel other than the Chief Financial Officer in most of the reporting period. This resulted in not ensuring appropriate segregation of duties between incompatible functions, and made it more difficult to ensure review of financial reporting issues sufficiently in advance of the dates on which filings are required to be made with the Securities and Exchange Commission to ensure financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. These above deficiencies represented a material weakness in our internal control over financial reporting, as of December 31, 2014, given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

In response, the Company took a number of remedial actions including hiring an accounting manager and additional accounting personnel. In addition, during the fourth quarter the Company implemented a number of remedial actions including the following:

●	Processes were identified and the Company prepared additional narratives describing processes intended to ensure appropriate segregation of duties.
●	Prepared additional risk control matrices to assist in identifying financial reporting risks and including links to the related accounts and financial statement assertions.
●	Prepared materials regarding segregation of duties and summarizing responsibilities by process and how the Company addresses appropriate segregation of duties.
●	An independent consultant was hired to perform walkthrough testing of processes and compliance of controls.
●	Employees not involved in the processes conducted testing compliance of processes and established controls.

Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the 2014 material weakness regarding inappropriate segregation of duties between incompatible functions has been fully remediated as of December 31, 2015.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

1.1	Underwriting Agreement dated January 9, 2015		8-K	01/09/15
2.1	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc.		8-K	10/26/04
3.1	Restated Certificate of Incorporation of the Registrant		S-8	03/17/14
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated August 19, 2014		8-K	08/20//14
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock		8-K	01/26/16
4.1	Amended and Restated Bylaws of the Company		S-4/A 333-155322	01/12/09
4.2	Specimen stock certificate for common stock		8-K	04/03/09
4.3	Form of Common Stock Purchase Warrant dated August 19, 2014		8-K	08/20/14
4.4	Amended and Restated Warrant		8-K	01/26/16
*10.1	2005 Equity Incentive Plan		10-K	03/31/06
*10.2	Form of Option Agreement under the 2005 Equity Incentive Plan		10-K	03/31/06
*10.3	2009 Equity Incentive Plan		10-Q	11/14/14
*10.4	Form of Stock Option Agreement for option awards		8-K	09/16/11
*10.5	Form of Option Agreement for Non-Employee Directors*		8-K	01/13/11
*10.6	Form of Indemnity Agreement with directors and executive officers		8-K	01/13/11
10.7	Agreement dated as of October 8, 1996 by and among Biosyn, Inc., Edwin B. Michaels and E.B. Michaels Research Associates, Inc. (Confidential treatment has been requested with respect to portions of this agreement.)		10-K	03/31/05
10.8	Patent License Agreement by and among Biosyn, Inc., and certain agencies of the United States Public Health Service		10-K	03/31/05
10.9	License Agreement dated as of May 22, 2001, by and between Crompton Corporation and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	03/31/05
10.10	License Agreement dated January 30, 2006, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	04/02/07
10.11	Amendment to License Agreement dated as of March 15, 2006, by and between Crompton Corporation and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.12	Funding Agreement dated October 12, 1992, by and between Ben Franklin Technology Center of Southeastern Pennsylvania and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.13	License Agreement dated July 28, 2006, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.14	Amendment to License Agreement dated December 29, 2008, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.15	Amendment to License Agreement dated October 18, 2007, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.16	Clinical Trial Agreement between Biosyn, Inc. and the National Institute of Child Health and Human Development		S-4/A 333-155322	01/12/09
10.17	Common Stock Purchase Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein (Confidential treatment has been granted for portions of this exhibit.)		8-K	11/12/10
10.18	Registration Rights Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein		8-K	11/12/10
10.19	Executive Employment Agreement between the Company and Dennis J. Carlo dated December 31, 2015*	X
10.20	Executive Employment Agreement between the Company and David J. Marguglio dated December 31, 2015*	X
10.21	Executive Employment Agreement between the Company and Robert O. Hopkins dated December 31, 2015*	X
10.23	Executive Employment Agreement between the Company and Karen K. Daniels dated December 31, 2015*	X
10.24	Executive Employment Agreement between the Company and Thomas H. Moll,Ph.D. dated December 31, 2015*	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.25	License Agreement between Adamis, the Regents of the University of California and Dana-Farber Cancer Institute, Inc.		10-K	07/07/11
10.26	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.27	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.28	License Agreement dated January 2, 2008, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.29	Product Development and Contract Manufacturing Agreement dated November 1, 2010, between the Company and Beximco Pharmaceuticals Ltd.		10-Q	02/14/11
10.30	First Amendment to Common Stock Purchase Agreement dated as of June 30, 2011, by and between the Company and Eses Holdings (FZE)		10-K	07/07/11
10.31	Second Amendment to Common Stock Purchase Agreement dated as of November 10, 2011, by and between the Company and Eses Holdings (FZE)		8-K	11/21/11
10.32	Third Amendment to Common Stock Purchase Agreement dated as of January 31, 2012, by and between the Company and Eses Holdings (FZE)		10-Q	02/14/12
10.33	Securities Purchase Agreement dated as of June 11, 2012		8-K	06/15/12
10.34	10% Senior Convertible Note dated as of June 11, 2012		8-K	06/15/12
10.35	Form of Subsidiary Guarantee dated as of June 11, 2012		8-K	06/15/12
10.36	Convertible Promissory Note dated as of June 11, 2012		8-K	06/15/12
10.37	Zero Coupon Secured Promissory Note dated October 25, 2012		10Q	02/19/13
10.38	Convertible Promissory Note dated December 31, 2012		10-Q	02/19/13
10.39	Amendment to Convertible Promissory Note dated March 26, 2014		8-K	04/01/14
10.40	Securities Purchase Agreement dated as of April 5, 2013		8-K	04/08/13
10.41	12% Convertible Debenture dated April 5, 2013		8-K	04/08/13
10.42	Subscription Agreement dated as of June 26, 2013		8-K	07/01/13
10.43	Form of Secured Convertible Notes dated June 26, 2013		8-K	07/01/13
10.44	Form of Warrants dated June 26, 2013		10-Q	11/14/14
10.45	Security Agreement dated June 26, 2013		8-K	07/01/13
10.46	Intercreditor Agreement dated June 26, 2013		8-K	07/01/13
10.47	Consent and Waiver		8-K	10/31/13
10.48	Exclusive License and Asset Purchase Agreement dated as of August 1, 2013, by and among the Registrant, 3M Corp. and 3M Innovative Properties Company		8-K	08/06/13
10.49	Sublease dated as of March 12, 2011 between the Registrant and Whitney, Bradley & Brown, Inc.		S-1 333-192372	11/15/13
10.50	Sublease Agreement between McDermott Will & Emery LLP and the Registrant dated February 1, 2014		10-Q	02/14/14
10.51	Lease Agreement dated April 1, 2014, between the Registrant and Pacific North Court Holdings, L.P.		10-KT	03/26/15
10.52	Purchase Agreement dated August 19, 2014 by and between the Company and Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.53	Registration Rights Agreement dated August 18, 2014, by and between the Company and Sio Partners LP, Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.54	Form of Warrants dated June 26, 2013		10-Q	11/14/14
10.55	Form of Warrant dated January 26, 2016		8-K	01/26/16
10.56	Purchase Agreement		8-K	01/26/16
10.57	Registration Rights Agreement dated as of January 26, 2016		8-K	01/26/16
21.1	Subsidiaries of the Registrant		10-K	07/03/13
23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (See signature page)	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California.

ADAMIS PHARMACEUTICALS CORPORATION

	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Dated: March 23, 2016		Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer and Director	March 23, 2016
Dennis J. Carlo

Principal Financial Officer and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance,	March 23, 2016
Robert O. Hopkins	Chief Financial Officer and Secretary

Directors:

/s/ DAVID J. MARGUGLIO	Director	March 23, 2016
David J. Marguglio

/s/RICHARD C. WILLIAMS	Chairman	March 23, 2016
Richard C. Williams

/s/ ROBERT B. ROTHERMEL	Director	March 23, 2016
Robert B. Rothermel

/s/ WILLIAM C. DENBY, III	Director	March 23, 2016
William C. Denby, III

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

DECEMBER 31, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Adamis Pharmaceuticals Corporation and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheets of Adamis Pharmaceuticals Corporation and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2015 and nine-month period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adamis Pharmaceuticals Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 and nine-month period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

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

/s/ MAYER HOFFMAN MCCANN P.C.

San Diego, California

March 23, 2016

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$4,080,648	$3,774,665
Prepaid Expenses and Other Current Assets	70,985	179,545
	4,151,633	3,954,210
LONG TERM ASSETS
Security Deposits	85,000	127,500
Intangible Assets, net	7,766,960	8,737,830
Equipment, net	58,260	77,680
Total Assets	$12,061,853	$12,897,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$497,794	$787,012
Accrued Other Expenses	214,036	129,055
Accrued Bonuses	478,274	411,500
Warrants, at fair value	1,174,312	1,809,949
Warrant Derivative Liabilities, at fair value	383,404	256,530
Total Liabilities	2,747,820	3,394,046
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; 1,009,021 and 1,418,439, Issued and Outstanding, Respectively	101	142
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 13,739,199 and 10,959,480 Issued, 13,431,659 and 10,651,940 Outstanding, Respectively	1,374	1,096
Additional Paid-in Capital	78,339,143	64,956,524
Accumulated Deficit	(69,021,356)	(55,449,359)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	9,314,033	9,503,174
	$12,061,853	$12,897,220

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	12 Months Ended December 31, 2015	Nine Months Ended December 31, 2014
REVENUE	$—	$—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,007,289	4,556,291
RESEARCH AND DEVELOPMENT	4,843,139	3,545,475
Loss from Operations	(13,850,428)	(8,101,766)
OTHER INCOME (EXPENSE)
Interest Expense	—	(226,286)
Change in Fair Value of Warrant Liability	433,898	(1,053,256)
Change in Fair Value of Warrant Derivative Liabilities	(155,467)	64,953
Total Other Income (Expense)	278,431	(1,214,589)
Net (Loss)	$(13,571,997)	$(9,316,355)
Basic and Diluted (Loss) Per Share:
Basic (Loss) Per Share	$(1.02)	$(0.89)
Basic Weighted Average Shares Outstanding	13,275,847	10,526,618
Diluted (Loss) Per Share	$(1.03)	$(0.89)
Diluted Weighted Average Shares Outstanding	13,436,683	10,526,618

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total
Balance March 31, 2014	—	$—	10,809,059	$1,081	$58,324,941	(307,540)	$(5,229)	$(46,133,004)	$12,187,789
Common Stock Issued for Exercised Options	—	—	145,090	14	493,292	—	—	—	493,306
Common Stock Issued for Service	—	—	5,331	1	25,002	—	—	—	25,003
Release of Warrants Liability Upon Exercise	—	—	—	—	319,865	—	—	—	319,865
Preferred Stock Issued, net of issuance cost of $71,003	1,418,439	142	—	—	4,928,855	—	—	—	4,928,997
Share Based Compensation	—	—	—	—	625,518	—	—	—	625,518
Accrued Share Based Compensation - Bonuses	—	—	—	—	239,051	—	—	—	239,051
Net (Loss)	—	—	—	—	—	—	—	(9,316,355)	(9,316,355)
Balance December 31, 2014	1,418,439	$142	10,959,480	$1,096	$64,956,524	(307,540)	$(5,229)	$(55,449,359)	$9,503,174
Common Stock Issued for Exercised Warrants	—	—	58,364	6	75,583	—	—	—	75,589
Common Stock Issued for Exercised Options	—	—	2,677	—	—	—	—	—	—
Common Stock Issued for Service	—	—	3,666	—	25,002	—	—	—	25,002
Issuance of RSU’s	—	—	5,594	1	(1)	—	—	—	—
Release of Warrants Liability Upon Exercise	—	—	—	—	230,332	—	—	—	230,332
Common Stock Issued, net of issuance cost of $934,028	—	—	2,300,000	230	10,565,742	—	—	—	10,565,972
1:1 Conversion of Series A Preferred Stock to Common Stock	(409,418)	(41)	409,418	41	—	—	—	—	—
Share Based Compensation	—	—	—	—	2,485,961	—	—	—	2,485,961
Net (Loss)	—	—	—	—	—	—	—	(13,571,997)	(13,571,997)
Balance December 31, 2015	1,009,021	$101	13,739,199	$1,374	$78,339,143	(307,540)	$(5,229)	$(69,021,356)	$9,314,033

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Months Ended December 31, 2015	Nine Months Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(13,571,997)	$(9,316,355)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	2,485,961	625,518
Stock Issued in Exchange of Services	25,002	25,003
Change in Fair Value of Warrant Liability	(433,898)	1,053,256
Change in Fair Value of Warrant Derivative Liabilities	155,467	(64,953)
Amortization of Discount on Notes Payable	—	216,661
Depreciation and Amortization Expense	990,290	888,367
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	108,560	(165,041)
Security Deposits	42,500	(127,500)
Increase (Decrease) in:
Accounts Payable	(289,218)	115,994
Accrued Other Expenses and Bonuses	151,755	336,830
Net Cash (Used in) Operating Activities	(10,335,578)	(6,412,220)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used in) Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Preferred Stock and Warrants, net of issuance cost	—	4,928,997
Proceeds from Issuance of Common Stock, net of issuance cost	10,565,972	—
Proceeds from Warrant conversion	75,589	493,306
Payment of Notes Payable	—	(38,653)
Payment of Convertible Notes Payable	—	(600,000)
Net Cash Provided by Financing Activities	10,641,561	4,783,650
Increase (Decrease) in Cash	305,983	(1,628,570)
Cash:
Beginning	3,774,665	5,403,235
Ending	$4,080,648	$3,774,665

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Months Ended December 31, 2015	Nine Months Ended December 31, 2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$2,400	$2,400
Cash Paid for Interest	$—	$89,401

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Release of Warrant Liability Upon Exercise	$230,332	$319,865

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTE 1:	NATURE OF BUSINESS

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

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from continuing operations. In addition, the Company has used, rather than provided, cash in its continuing operations. We raised additional funds in January 2016 through a private placement transaction of our preferred stock and warrants. However, we will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of product candidates or other intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.

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

Change in Fiscal Year

In November 2014, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of its Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2015. This resulted in a change in fiscal year end from March 31 to December 31. This required transition period of April 1, 2014 to December 31, 2014 is included in these financial statements. For comparative purposes, the unaudited consolidated results of operations for the 12 months ended December 31, 2014 are included in Note 17.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities approximate their fair value due to their short-term nature. Additionally, certain warrant obligation agreements contain anti-dilution features which are adjusted to fair value on a recurring basis.

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

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instrument and whether they qualify for hedge accounting. As of December 31, 2015 and 2014, no derivative instruments qualified for hedge accounting. See Note 9 for further discussion of derivative instruments.

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

The Company is subject to income taxes in the United States Federal jurisdiction, California and Florida. The Company is no longer subject to the United States Federal, California or Florida income examinations by tax authorities for the years before the year ended March 31, 2011. The Company recognizes interest and penalty accrued related to unrecognized tax benefits in its income tax expense, if any. No interest or penalties have been accrued for all presented periods.

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

Basic and Diluted Net Loss Per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the year ended December 31, 2015 and the transition period ended December 31, 2014 consist of outstanding warrants (1,730,868 and 2,401,049, respectively), outstanding options (2,112,800 and 1,239,722, respectively), outstanding restricted stock units (5,590 and 11,184, respectively), and convertible preferred stock (1,009,021 and 1,418,439, respectively).

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the year ended December 31, 2015, the Company earned a net gain on the valuation of the Warrant Liability and Warrant Derivative Liability which has a dilutive impact on loss per share.

	For the Twelve Months Ended December 31, 2015	For the Nine Months Ended December 31, 2014
Loss per Share - Basic
Numerator for basic loss per share	$(13,571,997)	$(9,316,355)
Denominator for basic loss per share	13,275,847	10,526,618
Loss per common share - basic	$(1.02)	$(0.89)

Loss per Share - Diluted
Numerator for basic loss per share	$(13,571,997)	$(9,316,355)
Adjust: Fair Value of dilutive warrants outstanding	(278,431)	—
Numerator for dilutive loss per share	$(13,850,428)	$(9,316,355)

Denominator for diluted loss per share	13,275,847	10,526,618
Plus: Incremental shares underlying “in the money” warrants outstanding	160,836	—
Denominator for dilutive loss per share	13,436,683	10,526,618
Loss per common share - diluted	$(1.03)	$(0.89)

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs". The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public businesses, ASU 2015-03 will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-03 will be allowed for financial statements that have yet to be issued. The amendments must be applied retrospectively, where the balance sheet of each individual period presented is adjusted to reflect the period-specific impact of using the new guidance. Upon transition, a business must adhere to the appropriate disclosures for an adjustment in an accounting principle. Such disclosures include why the change in accounting principle is occurring, the transition method, an explanation of the prior period information that was retrospectively adjusted, and how the change impacts the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. ASU 2015-05 will be effective for annual periods beginning after December 15, 2015. Early adoption of ASU 2015-05 will be allowed for financial statements that have yet to be issued. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)."  ASU 2014-09 supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for these goods and services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The company is currently assessing the impact of adopting ASU 2014-09 and ASU 2015-14 on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity". The ASU provides guidance relating to certain hybrid financial instruments when determining whether the characteristics of the embedded derivative feature are clearly and closely related to the host contract. In making that evaluation, the characteristics of the entire hybrid instrument should be considered, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments are effective for our fiscal year ending December 31, 2016; however, early adoption is permitted. Adoption is not expected to have a significant effect on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of  Deferred Taxes," which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted as of the beginning of the interim or annual reporting periods. The new guidance may be applied either on a prospective or retrospective basis. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

Purchases and Accounts Payable

The Company had balances greater than 10% of trade accounts payable at December 31, 2015 with two vendors. Vendor A had a balance that accounted for 22% of total accounts payable and Vendor B had a balance of 16% at December 31, 2015. The Company had approximately $262,000 and approximately $1.1 million in total purchases with Vendor A and Vendor B, respectively, during the year ended December 31, 2015. The Company has no exposure to the elimination of Vendor A and B, there are a number of companies which could provide the same services, and management believes, on comparable terms. Comparatively, the Company had balances greater than 10% of trade accounts payable at December 31, 2014 with a vendor. The vendor had a balance that accounted for 15% of total accounts payables and approximately $410,000 in total purchases during the Transition 2014 Period.

NOTE 5:	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Prepaid Insurance	$27,923	$34,132
Other Prepaid	456	102,719
Other Current Assets	42,606	42,694
	$70,985	$179,545

NOTE 6:	FIXED ASSETS

Fixed assets at December 31, 2015 and December 31, 2014 are summarized in the table below:

Description	Useful Life (Years)	December 31, 2015	December 31, 2014
Equipment	5	$97,100	$97,100
Less: Accumulated Depreciation		(38,840)	(19,420)
Fixed Assets, net		$58,260	$77,680

For the year ended December 31, 2015 and transition period ended December 31, 2014, depreciation expense was $19,420 and $14,565, respectively. There were no additions during the year ended December 31, 2015.

NOTE 7:	INTANGIBLE ASSETS

Intangible assets at December 31, 2015 and December 31, 2014 are summarized in the table below:

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Amortizable assets:
Patents & intellectual property	$9,708,700	$(1,941,740)	$7,766,960
Transition services agreement	194,200	(194,200)	—
Balance, December 31, 2015	$9,902,900	$(2,135,940)	$7,766,960

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Amortizable assets:
Patents & intellectual property	$9,708,700	$(970,870)	$8,737,830
Transition services agreement	194,200	(194,200)	—
Balance, December 31, 2014	$9,902,900	$(1,165,070)	$8,737,830

There were no additions during the year ended December 31, 2015. Amortization expense for year ended December 31, 2015 and transition period ended December 31, 2014 were $970,870 and $873,802, respectively.

Estimated amortization expense at December 31, 2015 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
2016	$970,870
2017	970,870
2018	970,870
2019	970,870
2020	970,870
Thereafter	2,912,610
Total	$7,766,960

NOTE 8:	NOTES PAYABLE

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

Secured Convertible Promissory Notes

On June 26, 2013, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a small number of accredited institutional investors. Pursuant to a Subscription Agreement (the “Purchase Agreement”) and other transaction documents, we issued Secured Convertible Promissory Notes (“Secured Notes”) and common stock purchase warrants (“Warrants”) to purchase up to 764,960 shares of common stock (“Warrant Shares”), and received gross cash proceeds of $5,300,000, of which $286,349 was used to pay for transaction costs, fees and expenses. The Secured Notes had an aggregate principal amount of $6,502,158. The notes are no longer outstanding. The Warrants are exercisable for a period of five years from the date of issuance. The exercise price of the Warrants was initially $12.155 per share, which was 110% of the closing price of the common stock on the day before the closing. The Warrants provide for proportional adjustment of the number and kind of securities purchasable upon exercise of the Warrants and the per share exercise price upon the occurrence of certain specified events. The exercise price of the Warrants is also subject to anti-dilution provisions providing that, with the exception of certain excluded categories of issuances and transactions, if we issue any shares of common stock or securities convertible into or exercisable for common stock, or if common stock equivalents are repriced, at an effective price per share less than the exercise price, without the consent of a majority of the investors, the exercise price will be adjusted downward to equal the per share price of the securities issued or deemed issued in such transaction (and in certain instances, the number of shares issuable upon exercise of the Warrants will also be proportionately adjusted).

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

The Company may give a Call Notice only within 10 trading days after any 20-consecutive trading day period during which the volume weighted average price (“VWAP”) of our common stock is not less than 250% of the exercise price for the Warrants in effect for 10 out of such 20-consecutive trading day period. The exercise price of the Warrants at December 31, 2015, is $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. The maximum amount of Warrant Shares that may be included in a Call Notice will be reduced for the holder to the extent necessary so as to prevent the holder from exceeding the beneficial ownership limitation described in the warrants. In addition, a Call Notice may not be given after the occurrence of an event of default. Subject to the foregoing, a holder must exercise the Warrant and purchase the called Warrant Shares within 14 trading days after the Call Date, or the Warrant will be cancelled with respect to the unexercised portion of the Warrant that was subject to the Call Notice. Call Notices generally must be given to all Warrant holders.

The Warrants with the embedded call option at issuance were valued using the Binomial Option Pricing Model. The average fair value of a single Warrant, including the call option, was $2.329 per share and the average value of the Warrant anti-dilution reset feature was $1.2002 per share at the grant date. As a result, the Company recorded a discount to the Notes for the warrant derivative and warrant down-round protection derivative totaling $2,398,280. The warrant and warrant derivative liabilities were revalued at December 31, 2015, see Note 9.

Notes Payable

On May 1, 2011, the Company entered into a non-interest bearing note payable with a drug wholesaler related to sales returns in the amount of $147,866. The note required monthly payments of $10,000 with a final payment of $7,866 due on July 15, 2012. After July 2012, the note was due on demand and incurred interest at 12% per annum. The note was paid in full during the transition period ended December 31, 2014.

Notes Payable to Related Parties

The Company had notes payable to a related party amounting to $97,122, which was repaid as of March 31, 2014. The notes bore interest at 10% per annum. Accrued interest, included in accrued other expenses in the consolidated balance sheets, related to the notes were paid in full during the transition year ended December 31, 2014.

NOTE 9:	DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, or down-round provisions. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. We have determined that the conversion feature with the down-round provision on the warrants issued related to the Gemini notes, issued and repaid in the previous period,  should be treated as a derivative liability. The Company is required to report the conversion feature liability and the derivative liability resulting from the down-round provision at fair value and record the fluctuation of the fair value in current operations.

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

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (“BOPM”) to develop its assumptions for determining the fair value of Warrants and related anti-dilution features.

Key assumptions at December 31, 2015 and December 31, 2014 for the Warrants discussed include a volatility factor of 72.5% and 90%, respectively, a dividend yield of 0%, expected life of 2.5 years and 3.5 years, respectively, and a risk free interest rate of 1.55% and 1.41%, respectively.

The Company estimated the fair value of the Warrants, including call options, to be $2.0417 per share and the down-round protection derivative for the same warrants is estimated at $0.6666. The number of Warrants issued and outstanding was 575,164. The carrying value of the Warrants with call options at December 31, 2015 was $1,174,312 and the carrying value of the down-round protection derivative for the same date was $383,404.

During the year ended December 31, 2015, a total of 72,150 warrants were exercised, reducing the fair value warrants and derivative liabilities and increasing Additional Paid in Capital by $230,332.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

	Warrants	Warrant Down-round Protection Derivative	Total
Balance, March 31, 2014	$(1,019,539)	$(378,502)	$(1,398,041)
Release of Warrants Liability upon Exercise	262,846	57,019	319,865
Net Change in Fair Value	(1,053,256)	64,953	(988,303)

Balance, December 31, 2014	(1,809,949)	(256,530)	(2,066,479)
Release of Warrants Liability upon Exercise	201,739	28,593	230,332
Net Change in Fair Value	433,898	(155,467)	278,431
Balance, December 31, 2015	$(1,174,312)	$(383,404)	$(1,557,716)

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. There were no changes in the valuation techniques during the year ended December 31, 2015 and transition period ended December 31, 2014.

	Fair Value at December 31, 2015	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range

Warrants and Warrant Down-round Protection Derivative (combined)	$1,557,716	$2,066,479	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	50% & 30%, respectively

				Probability of reset provision being waived	5%

Significant unobservable inputs for the derivative liabilities include (1) the estimated probability of the occurrence of a down-round financing during the term over which the related debt and warrants are convertible or exercisable, (2) the estimated magnitude of the down-round, and (3) the probability of the reset provision being waived. These estimates which are unobservable in the market were utilized to value the anti-dilution features of the warrants as of December 31, 2015 and December 31, 2014.

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

The Company is obligated to make the following milestone payments to the entity based on commencement of various clinical trials and submissions of an application to the FDA for regulatory approval:

Amount	Date due
$50,000	Within 30 days of commencement of Phase I/II clinical trial.
$50,000	Within 30 days of commencement of a separate Phase II trial as required by the FDA.
$300,000	Within 30 days of commencement of a Phase III trial.
$500,000	Within 30 days of submission of a biological license application or a new drug application with the FDA.

Total milestone payments are not to exceed $900,000 and can only be paid one time and will not repeat for subsequent products. At December 31, 2015 and December 31, 2014, no milestones have been achieved.

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

Influenza Vaccine

On September 22, 2006, the Company entered into an agreement with an entity to manufacture an influenza vaccine for the Company. The agreement requires the Company to pay $70,000 upon commencement of the project, followed by monthly payments based upon services performed until the project is complete. No product has been manufactured and no payments have been made as of December 31, 2015. Once the project begins, the total payments will aggregate $283,420. The project has an open ended start time. Adamis may terminate the agreement upon notice to the other party, other than reimbursing the other party for non-cancellable materials and supplies ordered, and work in progress, through the date of the termination.

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

These milestone payments occur only once for each of the compounds. As of December 31, 2015, the Company disbursed a total of $25,000 in milestone payments. No additional milestones were met during 2015.

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

During the year ended December 31, 2015 and transition period ended December 31, 2014, the Company paid license fees and reimbursed patent defense costs related to this agreement of approximately $20,000 and $10,000, respectively. As of December 31, 2015,  no milestones were met.

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

In addition to the patents and intellectual property, the Company also acquired a transition services agreement outlined in the asset purchase agreement, which provides the buyer certain knowledge transfer rights related to the Taper technology. 3M will provide around five hundred (500) hours of services to the Company as set forth in the letter agreement.

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

The Company may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations. Any such litigation could involve significant amounts of legal fees and other fees and expenses.

Office Lease

In April 2011, the Company leased approximately 2,400 square feet of office space in San Diego, California. The term of the lease is three years. There are no options to extend the lease term.

On February 1, 2014, the Company entered into a sublease agreement in connection with the relocation of the Company’s principal headquarters. The new sublease covered approximately 7,525 square feet and had a term that expired November 30, 2014. Rent during the term was $15,050 per month.

On April 1, 2014, the Company entered into a modification of its sublease agreement. The terms of the modification began December 1, 2014 and extended the expiration date to November 30, 2018. Average rent expense is approximately $23,304 per month, with a deposit of $170,000 due in November 2014. In December 2015, $42,500 of the deposit was applied to rent and the balance of deposit as of December 31, 2015 was $127,500. The base rent expense over the life of the lease is approximately $1,118,600. Total rent expense for the year ended December 31, 2015 and Transition 2014 Period, was $279,650 and $143,704, respectively.

Future minimum lease payments as of December 31, 2015 are as follows:

For the Years Ending December 31,
2016	$299,117
2017	308,090
2018	263,129
$870,336

NOTE 13:	CAPITAL STRUCTURE

In January 2015, the Company completed the closing of an underwritten public offering of 2,300,000 shares of common stock at a public offering price of $5.00 per share, which included 300,000 shares pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $10.6 million, after deducting approximately $934,000 in underwriting discounts and commissions and estimated offering expenses payable by the Company. Oppenheimer & Co. Inc. acted as the sole book-running manager of the offering. CRT Capital Group LLC, Maxim Group LLC and Mizuho Securities USA Inc. acted as co-managers for the offering. The securities were issued by the Company pursuant to a “shelf” registration statement on Form S-3 that the Company previously filed with the Securities and Exchange Commission, and a prospectus supplement and an accompanying prospectus relating to the offering filed in January 2015.

Between January 5 and January 12, 2015, the Company issued 22,232 shares of common stock upon the exercise of warrants originally issued in the June 2013 private placement financing. The exercise price was $3.40 and the Company received $75,589 in proceeds.

On January 8, 2015, the Company issued common stock upon exercise of a liability classified June 2013 warrant. The warrant holder utilized a cashless net exercise (based on a price of $6.81 per share) of 72,150 warrants with an exercise price of $3.40 and received 36,132 shares of common stock. As discussed in Note 9, the warrant exercise resulted to reducing the fair value of warrants and derivative liability and increasing Additional Paid in Capital by $230,332.

As of March 31, 2015, the investors in the August 2014 private placement transaction converted 409,418 shares of Series A Preferred into an equal number of shares of common stock, with 1,009,021 shares of Series A Preferred remaining outstanding.

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

The Company has a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2009 Plan provides for the grant of performance cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 411,765 shares. The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. On November 3, 2014, the number of shares reserved for this issuance increased by 1,000,000. At December 31, 2015, the aggregate balance of shares reserved for issuance under the 2009 plan was 3,395,217. On January 1, 2016, pursuant to the provisions of the 2009 Plan, 671,583 shares were added to the shares reserved for issuance pursuant to awards under the 2009 Plan (see Note 18).

On January 23, 2015, the Company issued options to purchase 613,163 shares of common stock to the officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $5.99 per share. The options will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 99%, the term was six years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.62%, which resulted in a calculated fair value of $2,881,866.

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

On May 15, 2015, the Company issued options to purchase 60,000 shares of common stock to the non-employee members of the board of directors of the Company under the 2009 Equity Incentive Plan with an exercise price of $4.28 per share. The options will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 69%, the term was six years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.87%, which resulted in a calculated fair value of $160,200.

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

In August 2015, options to purchase 12,352 shares expired in accordance with their terms.

In November 2015, 33,333 options issued on October 7, 2014 expired in accordance with their terms following the holder’s termination of employment, 16,667 vested options remain exercisable through February 4, 2016. The options had an exercise price of $4.41 and a calculated fair value of $3.56 per share as of date of grant.

The following summarizes the stock option activity for the year ended December 31, 2015 and transition period ended December 31, 2014 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Balance as of March 31, 2014	404,622	$5.83	7.26 years
Options Granted	935,100	5.29	9.35 years
Options Exercised	—	—	—
Options Canceled	(100,000)	4.80	—

Balance as of December 31, 2014	1,239,722	$5.46	8.42 years

Options Granted	933,763	5.78	8.85 years
Options Exercised	(15,000)	3.29	—
Options Canceled	(45,685)	5.77	—

Balance as of December 31, 2015	2,112,800	$5.60	8.05 years

Exercisable at December 31, 2015	1,173,443	$5.56	7.36 years

Stock based compensation expense for the year ended December 31, 2015 and transition period ended December 31, 2014 were $2,485,961 and $625,518, respectively. As of December 31, 2015, unrecognized compensation expense related to these stock options was approximately $3.8 million and will be recorded as compensation expense over the next three years.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 2,112,800 and 1,239,722 stock options outstanding at December 31, 2015 and 2014 was approximately $916,000 and $1.4 million, respectively. The aggregate intrinsic value of 1,173,443 and 558,117 stock options exercisable at December 31, 2015 and 2014 was approximately $681,000 and $683,000, respectively.

The Company has reserved shares of common stock for issuance upon conversion or exercise at December 31, 2015 as follows:

Preferred Stock	1,009,021
Warrants	2,306,032
2009 Equity Incentive Plan	3,395,217
Total Shares Reserved	6,710,270

On August 19, 2014, the Company issued warrants to purchase 1,418,439 shares of common stock to a small number of related funds. The warrants were part of the offering to issue Series A Convertible Preferred Stock (see Note 4). The exercise price of the warrants is $3.40 per share, and the warrants are exercisable for five years from the issuance date.

The expiration date of the Old Adamis Warrants was extended two years to November 15, 2017. The following table summarizes warrants outstanding at December 31, 2015:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2017
Consultant Warrants	17,647	$3.74	July 11, 2011	July 11, 2016
2013 Private Placement	597,222	$3.40 - 12.16	June 26, 2013	June 25, 2018
Underwriter Warrants	186,000	$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	27,900	$7.44	January 16, 2014	January 16, 2019
Aug 2014 Preferred Stock Sale	1,418,439	$3.40	August 19, 2014	August 19, 2019

Total Warrants	2,306,032

On March 6, 2013, the Company issued restricted stock units (RSUs) of 42,707 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan. The value of the award per share is $11.39. A portion of the award vests on the first anniversary date of issuance with the remaining vesting annually in equal amounts over 2 years. The fair value of RSUs is $486,433. On May 18, 2015, 5,594 RSUs vested and were issued as common stock. The Company recorded compensation expense of $63,686 and $47,764 for the year ended December 31, 2015 and transition period ended December 31, 2014, respectively. Unrecognized compensation expense related to these RSUs as of December 31, 2015 was $15,921, and will be recorded as compensation expense over the next three months.

NOTE 16:	INCOME TAXES

At December 31, 2015, the Company had net operating loss carry forwards of approximately $40 million and $32 million for federal and state purposes, respectively. The net operating loss carry forwards expire through the year 2031.

Utilization of the NOL carry forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as well as similar state and foreign provisions. These ownership changes may limit the amount of  NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. The Company most likely has experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carry forwards may be limited. Cellegy’s merger with Adamis as described in Note 1, may also impact the ability for the Company to utilize certain of its net operating loss carry forwards. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carry forwards for federal income tax purposes. The Company determined that the net operating loss carry forwards relating to Cellegy and Biosyn are limited due to the acquisitions, in 2009 and 2004, and has removed the associated net operating losses from the estimated amount of usable net operating loss carry forwards in its deferred tax assets below, as well as from the total of net operating loss carry forwards described above.

The benefit for income taxes from continuing operations consists of the following for the year ended December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Current	$—	$—
Deferred	(5,904,000)	(2,367,000)
Total	(5,904,000)	(2,367,000)
Change in Valuation Allowance	5,904,000	2,367,000
Tax Benefit, net	$—	$—

At December 31, 2015 and December 31, 2014 the significant components of the deferred tax assets from continuing operations are summarized below:

	December 31, 2015	December 31, 2014
Net Operating Loss Carry forwards	$15,486,000	$10,592,090
Stock Compensation	1,601,500	684,000
Fixed Assets	380,900	303,000
Accrued Expenses	296,100	281,000
Gross Deferred Tax Assets	17,764,500	11,860,090
Less Valuation Allowance	(17,764,500)	(11,860,090)
Net Deferred Tax Assets	$—	$—

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

We have determined at December 31, 2015 and December 31, 2014 that a full valuation allowance would be required against all of our operating loss carry forwards and deferred tax assets that we do not expect to be utilized by deferred tax liabilities.

The following table reconciles our losses from continuing operations before income taxes for the year ended December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
Federal Statutory Rate	$(4,614,000)	34.00%	$(3,167,000)	34.00%
State Income Tax, net of Federal Tax	(790,000)	5.83%	(323,000)	3.63%
Permanent Differences	32,000	(0.24%)	411,000	(4.42%)
Change in State Rate	(532,000)	3.91%	—	0.00%
Change in Valuation Allowance	5,904,000	(43.50%)	3,079,000	(33.21%)
Expected Tax Benefit	$—		$—

Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. For the tax year ended December 31, 2015, the Company recognized no interest or penalties.

NOTE 17:	TRANSITION PERIOD COMPARATIVE BALANCES UNAUDITED

In November 2014, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of its Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2015. This resulted in a change in fiscal year end from March 31 to December 31. The required transition period of April 1, 2014 to December 31, 2014 is included in these financial statements. For comparative purposes, the unaudited consolidated results of operations and comprehensive income for the 12 months ended December 31, 2014 are as follows:

REVENUE	$—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,791,616
RESEARCH AND DEVELOPMENT	3,924,409
Loss from Operations	(9,716,025)
OTHER INCOME (EXPENSE)
Interest Expense	(371,708)
Gain on Extinguishment of Debt	198,864
Change in Fair Value of Warrant Liability	(926,350)
Change in Fair Value of Warrant Derivative Liabilities	46,671
Total Other Income (Expense)	(1,052,523)
Net (Loss)	$(10,768,548)
Basic and Diluted (Loss) Per Share:
Basic (Loss) Per Share	$(1.03)
Basic Weighted Average Shares Outstanding	10,491,678
Diluted (Loss) Per Share	$(1.03)
Diluted Weighted Average Shares Outstanding	10,491,678

NOTE 18:	SUBSEQUENT EVENTS

On January 1, 2016, the number of shares reserved for the issuance of stock awards covered by the 2009 Equity Incentive Plan (Note 15) increased to an aggregate of 4,066,800, after adding 671,583 shares.

Between January 7 and February 26, 2016, the Company issued common stock upon exercise of an investor warrant. The warrant holder exercised for cash at an exercise price of $3.40 per share. The Company received a total of approximately $89,000 and the warrant holder received 26,144 shares of common stock.

On January 25, 2016, the Company issued options to purchase 1,005,697 shares of common stock to the officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $4.10 per share. The options were granted based on a guideline and not for performance during the year ended December 31, 2015 and will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 60% and the risk-free interest rate was approximately 1.7%, which resulted in a calculated fair value of $2,313,103. The Board of Directors also approved a total of $478,274 in cash bonus to the Company’s officers and employees with respect to performance during the period ended December 31, 2015. The amount of bonus was paid in January 2016 but was accrued and expensed during the period ended December 31, 2015.

On January 26, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,183,432 shares of Series A-1 Convertible Preferred Stock and warrants to purchase up to 1,183,432 shares of common stock or Series A-1 Convertible Preferred Stock. The shares of Series A-1 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $4.225 per unit. The Series A-1 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $4.10 per share, and the warrants are exercisable for five years. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-1 Preferred or Warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-1 Preferred or exercise of the Warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-1 Preferred or Warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-1 Preferred or exercise of the Warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the Securities and Exchange Commission within 60 days of the closing date to register the resale from time to time of shares of common stock underlying the Series A-1 Preferred and the warrants.

In February 2016, the Company issued 1,258 shares of common stock upon exercise of options granted under the Company’s 2009 Equity Incentive Plan. The option holder utilized a cashless net exercise (based on a common stock price of $4.77 per share on the date of exercise) of a total of 16,667 stock options with an exercise price of $4.41.

