Form 10-Q
period 2016-03-31
Adamis Pharmaceuticals Corp
filed 2016-05-13
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of  May 13, 2016, was 15,103,744.

ADAMIS PHARMACEUTICALS CORPORATION

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016
	(Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$4,426,883	$4,080,648
Prepaid Expenses and Other Current Assets	567,440	70,985
	4,994,323	4,151,633
LONG TERM ASSETS
Security Deposits	85,000	85,000
Intangible Assets, net	7,524,242	7,766,960
Equipment, net	53,405	58,260
Total Assets	$12,656,970	$12,061,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,509,999	$497,794
Accrued Other Expenses	332,156	214,036
Accrued Bonuses	241,335	478,274
Warrants, at fair value	1,503,655	1,174,312
Warrant Derivative Liabilities, at fair value	374,541	383,404
Total Liabilities	3,961,686	2,747,820
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.0001; 10,000,000 Shares Authorized; Series A Convertible: 1,009,021 Issued and Outstanding at March 31, 2016 and December 31, 2015, Respectively; Series A-1 Convertible: 1,183,432 and Zero Shares Issued and Outstanding at March 31, 2016 and December 31, 2015, Respectively	219	101
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 13,766,601 and 13,739,199 Issued, 13,459,061 and 13,431,659 Outstanding at March 31, 2016 and December 31, 2015, Respectively	1,377	1,374
Additional Paid-in Capital	84,128,764	78,339,143
Accumulated Deficit	(75,429,847)	(69,021,356)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	8,695,284	9,314,033
	$12,656,970	$12,061,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
REVENUE	$—	$—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,616,384	2,793,546
RESEARCH AND DEVELOPMENT	3,400,820	1,355,323
Loss from Operations	(6,017,204)	(4,148,869)
OTHER INCOME (EXPENSE)
Change in Fair Value of Warrants	(382,722)	1,092,058
Change in Fair Value of Warrant Derivative Liabilities	(8,565)	(84,895)
Total Other Income (Expense)	(391,287)	1,007,163
Net (Loss)	$(6,408,491)	$(3,141,706)
Basic and Diluted (Loss) Per Share:

Basic (Loss) Per Share	$(0.48)	$(0.24)

Basic Weighted Average Shares Outstanding	13,444,500	12,828,124

Diluted (Loss) Per Share	$(0.48)	$(0.32)

Diluted Weighted Average Shares Outstanding	13,444,500	13,086,290

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(6,408,491)	$(3,141,706)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	702,286	480,829
Stock Issued in Exchanged of Services	—	25,002
Change in Fair Value of Warrants	382,722	(1,092,058)
Change in Fair Value of Warrant Derivative Liabilities	8,565	84,895
Depreciation and Amortization Expense	247,572	247,571
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Expenses and Other Current Assets	(496,455)	103,516
Increase (Decrease) in:
Accounts Payable	1,012,205	190,202
Accrued Other Expenses and Bonuses	(118,819)	(70,976)
Net Cash (Used in) Operating Activities	(4,670,415)	(3,172,725)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance cost	—	10,565,972
Proceeds from Issuance of Preferred Stock, net of issuance cost	4,927,760	—
Proceeds from Exercise of Warrants	88,890	75,589
Net Cash Provided by Financing Activities	5,016,650	10,641,561
Increase in Cash	346,235	7,468,836
Cash:
Beginning	4,080,648	3,774,665
Ending	$4,426,883	$11,243,501

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

5

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2016	2015
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$—	$2,400
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Release of Warrants Liability Upon Exercise	$70,807	$230,332

The accompanying notes are in an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Adamis Pharmaceuticals Corporation’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.

In January 2016, two wholly owned subsidiaries of Adamis Corporation, Adamis Viral Therapies, Inc., or Adamis Viral, and Adamis Laboratories, Inc., or Adamis Labs, effected a short-form merger, pursuant to which Adamis Viral and Adamis Labs merged with and into Adamis Corporation, with Adamis Corporation remaining as the surviving corporation.

Liquidity and Capital Resources

Our cash was $4,426,883 and $4,080,648 at March 31, 2016 and December 31, 2015, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop the Company’s product candidates, commercially launch any products that may be approved by applicable regulatory authorities, to market and sell products and otherwise support the Company's intended business activities. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, in order to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves, to fund the Company’s research and development projects and to support the operations of the newly acquired company, U.S. Compounding, Inc. ("USC"). There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the merger agreement relating to the USC transaction, we assumed approximately $5,722,500 principal amount of debt obligations under certain loan agreements and related agreements and documents of USC and certain related entities (the “Existing Loan Documents”), and agreed to become an additional co-borrower under such Existing Loan Documents. The borrowers under these Existing Loan Documents, which include USC and us, among other parties, are required to make current periodic interest and principal payments under the Existing Loan Documents, in an amount of approximately $32,000 per month. We also entered into a loan and security agreement with the lender under the Existing Loan Documents, Bear State Bank, N.A. (the “Lender” or the “Bank”), pursuant to which we may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement.  Interest on amounts borrowed under our loan agreement with the Bank accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly.  The entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to the loan documents, are due and payable on March 1, 2017, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents.  Our obligations under our loan agreement are secured by certain collateral, including without limitation our interest in amounts that we have loaned to USC, and a warrant that we issued to the Bank to purchase up to 1,000,000 shares of our common stock at an exercise price equal to par value per share, exercisable only if we are in default under the loan agreement or related loan documents.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the three months ended March 31, 2016 and March 31, 2015 consist of outstanding equity classified warrants (2,914,300 and 1,730,868, respectively), outstanding options (3,101,830 and 2,032,885, respectively), outstanding restricted stock units (5,590 and 11,184, respectively), and convertible preferred stock (2,192,453 and 1,009,021, respectively).

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of liability classified equity securities and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. Accordingly, the Company considered the impact of the warrants from the June 2013 private placement (see Note 4) on the calculation of the diluted earnings per share. The Company recognized a loss on change in fair value of the warrant liabilities which resulted in an anti-dilutive impact in the first quarter of 2016.

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Loss per Share - Basic
Numerator for basic loss per share	$(6,408,491)	$(3,141,706)
Denominator for basic loss per share	13,444,500	12,828,124
Loss per common share - basic	$(0.48)	$(0.24)

Loss per Share - Diluted
Numerator for basic loss per share	$(6,408,491)	$(3,141,706)
Adjust: Change in Fair Value of Warrant Liability	—	(1,092,058)
Adjust: Change in Fair Value Warrant Derivative Liability	—	84,895
Numerator for dilutive loss per share	$(6,408,491)	$(4,148,869)

Denominator for basic loss per share	13,444,500	12,828,124
Plus: Incremental shares underlying “in the money” warrants outstanding	—	258,166
Denominator for dilutive loss per share	13,444,500	13,086,290
Loss per common share - diluted	$(0.48)	$(0.32)

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09, which will be our first quarter of fiscal 2018. We have not yet evaluated the impact of ASU 2014-09 on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that year, which will be fiscal 2017 for us. We do not expect adoption of ASU 2016-09 to have a significant impact on our financial statements.

          In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as for ASU 2014-09, which will be our first quarter of fiscal 2018. We have not yet evaluated the impact of ASU 2014-09 on our financial statements.

Note 2: Intangible Assets

Intangible assets at March 31, 2016 consist of patents and intellectual property. Amortization expense was approximately $243,000 and $243,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Note 3: Preferred Stock

August 2014 Series A Preferred Stock and Warrants

On August 19, 2014, the Company completed a private placement transaction with a small number of sophisticated investors pursuant to which the Company issued 1,418,439 shares of Series A Convertible Preferred Stock and warrants to purchase up to 1,418,439 shares of common stock. The shares of Series A Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $3.525 per unit. The Series A Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $3.40 per share, and the warrants are exercisable for five years. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A Preferred or exercise of the warrants (without regard to any limitations on conversion). In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A Preferred and the warrants.

The warrants include call provisions giving the Company the option, subject to various conditions, to call the exercise of any or all of the 2014 warrants, by giving a call notice to the warrant holders.  We may give a call notice only within (i) if a holder and its affiliates beneficially own 2% or less of our outstanding common stock, then 10 trading days after any 20‑consecutive trading day period during which the daily volume weighted average price of the common stock (the "VWAP") is not less than 250% of the exercise price for the 2014 warrants in effect for 10 out of such 20-consecutive trading day period, and (ii) if holder and its affiliates beneficially own more than 2% of the outstanding common stock, five trading days after any 30-consecutive trading day period during which the VWAP of the common stock is not less than 250% of the exercise price then in effect for 25 out of such 30-consecutive trading day period.  The exercise price of the 2014 warrants is $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. During a “call period” of 30 trading days following the date on which the call notice is deemed given and effective (with the call period being extended for one trading day for each trading day during the call period during which the VWAP is less than 225% of the exercise price then in effect during the call period), a holder may exercise the 2014 warrant and purchase the called warrant shares.  Subject to the foregoing and to the other provisions of the 2014 warrants, if the holder fails to timely exercise the called 2014 warrant, the Company may cancel the unexercised called warrant (or portion thereof that was called).

January 2016 Series A-1 Preferred Stock and Warrants

On January 26, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,183,432 shares of Series A-1 Convertible Preferred Stock ("Series A-1 Preferred") and warrants to purchase up to 1,183,432 shares of common stock or Series A-1 Preferred. The shares of Series A-1 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $4.225 per unit. The Series A-1 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $4.10 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-1 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-1 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-1 Preferred and the warrants.   The 2016 warrants include call provisions that are generally similar to the 2014 warrants.  The exercise price of the 2016 warrants is $4.10 per share, and accordingly 250% of such exercise price is $10.25 per share.

Note 4: Notes Payable

Ben Franklin Note

Biosyn, Inc., a wholly owned subsidiary of the Company, issued a note payable to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of Savvy, a compound then under development to prevent the transmission of HIV/AIDS.

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by the Company as an obligation in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3.0% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 (face amount) is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. Absent a material breach of contract or other event of default, there is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company accreted the discount of $572,902 against earnings using the interest rate method (approximately 46%) over the discount period of five years, which was estimated in connection with the Ben Franklin Note’s valuation at the time of the acquisition.

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs (see Note 5). As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the merger in April 2009 between the Company (which was then named Cellegy Pharmaceuticals, Inc.) and the corporation then-named Adamis Pharmaceuticals Corporation.

Secured Convertible Promissory Notes

On June 26, 2013, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a small number of accredited institutional investors. Pursuant to a Subscription Agreement (the “Purchase Agreement”) and other transaction documents, we issued Secured Convertible Promissory Notes (“Secured Notes”) and common stock purchase warrants (“Warrants”) to purchase up to 764,960 shares of common stock (“Warrant Shares”), and received gross cash proceeds of $5,300,000, of which $286,349 was used to pay for transaction costs, fees and expenses. The Secured Notes had an aggregate principal amount of $6,502,158. The Secured Notes are no longer outstanding at the end of December 31, 2013.

The Warrants are exercisable for a period of five years from the date of issuance. The exercise price of the Warrants was initially $12.155 per share, which was 110% of the closing price of the common stock on the day before the closing. The Warrants provide for proportional adjustment of the number and kind of securities purchasable upon exercise of the Warrants and the per share exercise price upon the occurrence of certain specified events. The exercise price of the Warrants is also subject to anti-dilution provisions providing that, with the exception of certain excluded categories of issuances and transactions, if we issue any shares of common stock or securities convertible into or exercisable for common stock, or if common stock equivalents are repriced, at an effective price per share less than the then-current exercise price, without the consent of a majority of the investors, the exercise price will be adjusted downward to equal the per share price of the securities issued or deemed issued in such transaction (and in certain instances, the number of shares issuable upon exercise of the Warrants will also be proportionately adjusted).

Provided (i) there is an effective registration statement that covers resale of all of the Warrant Shares, or (ii) all of the Warrant Shares may be sold pursuant to Rule 144 upon cashless exercise without restrictions including without volume limitations or manner of sale requirements, each such event referred to as a Trigger Condition, the Company has the option to “call” the exercise of any or all of the Warrants, referred to as a Warrant Call, from time to time by giving a Call Notice to the holders, provided that the other conditions to the Company’s option to exercise a Warrant Call have been satisfied. The Company’s right to exercise a Warrant Call commences five trading days after either of the Trigger Conditions has been in effect continuously for 15 trading days and the other applicable conditions have been satisfied. A holder has the right to cancel the Warrant Call up until the date that the called Warrant Shares are actually delivered to the holder, such date referred to as the Warrant Call Delivery Date, if the Trigger Condition relied upon for the Warrant Call ceases to apply. A Call Notice may not be given within 30 days of the expiration of the term of the Warrants. In addition, a Call Notice may be given not sooner than 15 trading days after the Warrant Call Delivery Date of the immediately preceding Call Notice.

The Company may give a Call Notice only within 10 trading days after any 20-consecutive trading day period during which the VWAP of the common stock is not less than 250% of the exercise price for the Warrants in effect for 10 out of such 20-consecutive trading day period. The exercise price of the Warrants at March 31, 2016, was $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. The maximum amount of Warrant Shares that may be included in a Call Notice will be reduced for the holder to the extent necessary so as to prevent the holder from exceeding the beneficial ownership limitation described in the Warrants. In addition, a Call Notice may not be given after the occurrence of an event of default. Subject to the foregoing, a holder must exercise the Warrant and purchase the called Warrant Shares within 14 trading days after the Call Date, or the Warrant will be cancelled with respect to the unexercised portion of the Warrant that was subject to the Call Notice. Call Notices generally must be given to all Warrant holders.

The Warrants with the embedded call option at issuance were valued using the Binomial Option Pricing Model (“BOPM”). The estimated fair value of a single Warrant, including the call option, was $2.329 per share and the estimated value of the Warrant anti-dilution reset feature was $1.2002 per share. As a result, the Company recorded liabilities for the warrant and warrant down-round protection derivative totaling $2,398,280. The warrant and warrant derivative liabilities were revalued at March 31, 2016, see Note 5

Note 5: Derivative Liabilities and Fair Value Measurements

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

Key assumptions at March 31, 2016 for the Warrants discussed in Note 4 include a volatility factor of 68.0%, a dividend yield of 0%, expected life of 2.25 years and a risk free interest rate of 0.94%.

The Company estimated the fair value of the Warrants, including call options, to be $2.7388 per share and the down-round protection derivative for the same Warrants was estimated at $0.6822 per share. The number of liability classified Warrants outstanding as of March 31, 2016 and December 31, 2015 were 549,020 and 575,164, respectively. As shown in the table below, carrying value of the Warrants with call options at March 31, 2016 was $1,503,655 and the carrying value of the down-round protection derivative for the same date was $374,541.

During the three months ended March 31, 2016, a total of 26,144 warrants were exercised, reducing the fair value of warrants and derivative liabilities and increasing Additional Paid in Capital by $70,807.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

		Warrant
	Warrants	Derivative	Total
Balance: December 31, 2015	$(1,174,312)	$(383,404)	$(1,557,716)
Release of Warrant Liability Upon Exercise	53,379	17,428	70,807
Net Change in Fair Value	(382,722)	(8,565)	(391,287)
Balance: March 31, 2016	$(1,503,655)	$(374,541)	$(1,878,196)

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. There were no changes in the valuation techniques during the three months ended March 31, 2016 from December 31, 2015.

	Fair Value at	Fair Value at	Valuation	Unobservable
	3/31/2016	12/31/2015	Technique	Input	Range
Warrant Derivative and Warrant Down-round Protection Derivative (combined)	$1,878,196	$1,557,716	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	50%

				Probability of reset provision being waived	5%

Significant unobservable inputs for the derivative liabilities include (1) the estimated probability of the occurrence of a down-round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down-round and (3) the probability of the reset provision being waived. These estimates which are unobservable in the market were utilized to value the anti-dilution features of the warrants as of March 31, 2016 and December 31, 2015.

Note 6: Common Stock

Between January 7, 2016 and February 26, 2016, the Company issued common stock upon exercise of an investor warrant. The warrant holder exercised for cash at an exercise price of $3.40 per share. The Company received a total of approximately $89,000 and the warrant holder received 26,144 shares of common stock.

In February 2016, the Company issued 1,258 shares of common stock upon exercise of options granted under the Company’s 2009 Equity Incentive Plan. The option holder utilized a cashless net exercise (based on a common stock price of $4.77 per share on the date of exercise) of a total of 16,667 stock options with an exercise price of $4.41.

Note 7: Stock Option Plans, Shares Reserved and Warrants

On January 1, 2016, the number of shares reserved for the issuance of stock awards covered by the 2009 Equity Incentive Plan increased to an aggregate of 4,066,800, after adding 671,583 shares.

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

The following table summarizes the stock option activity for the three months ended March 31, 2016:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining |Contract Life
Balance as of December 31, 2015	2,112,800	$5.60	8.05 years

Options Granted	1,005,697	4.10	9.83 years
Options Exercised	(16,667)	4.41	—
Options Canceled/Expired	—	—	—

Balance as of March 31, 2016	3,101,830	$5.12	8.50 years

Exercisable at March 31, 2016	1,390,718	$5.50	7.40 years

 The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 3,101,830 and 2,112,800 stock options outstanding at March 31, 2016 and December 31, 2015 was approximately $3,678,000 and approximately $916,000, respectively. The aggregate intrinsic value of 1,390,718 and 1,173,443 stock options exercisable at March 31, 2016 and December 31, 2015 was approximately $1,386,000 and $681,000, respectively.

The following table summarizes warrants outstanding at March 31, 2016:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2017
2013 Private Placement	571,078	$3.40 - $12.16	June 26, 2013	June 25, 2018
Consultant Warrants	17,647	$3.74	July 11, 2011	July 11, 2016
Underwriter Warrants	186,000	$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	27,900	$7.44	January 16, 2014	January 16, 2019
Preferred Stock Sale Warrants	1,418,439	$3.40	August 19, 2014	August 19, 2019
Preferred Stock Sale Warrants	1,183,432	$4.10	January 26, 2016	January 26, 2021
Total Warrants	3,463,320

At March 31, 2016, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, convertible preferred stock units, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	3,463,320
Convertible Preferred Stock	2,192,453
2009 Equity Incentive Plan	4,066,800
Total Shares Reserved	9,722,573

Note 8: Subsequent Events

          On April 15, 2016, the Company issued common stock upon exercise of an investor warrant. The warrant holder exercised for cash at an exercise price of $3.40 per share. The Company received a total of approximately $89,000 and the warrant holder received 26,144 shares of common stock.

          Acquisition of U.S. Compounding, Inc.  As previously disclosed in its filings with the Securities and Exchange Commission, on April 11, 2016, the Company completed its acquisition of U.S. Compounding, Inc., an Arkansas corporation (“USC’), pursuant to the terms of the Agreement and Plan of Merger, dated as of March 28, 2016 (the “Merger Agreement”), with USC. USC is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act and provides prescription medications to patients, physician clinics, hospitals and surgery centers throughout most of the United States. Pursuant to the terms of the Merger Agreement, a newly-created merger subsidiary of the Company merged with and into USC, with USC surviving as a wholly owned subsidiary of the Company. All of the outstanding shares of common stock of USC were converted into the right to receive a total of approximately 1,618,540 shares of Adamis common stock. Prior to the closing of the merger, the Company had advanced to USC approximately $368,000 to pay its audit fees, salary of one of its employees and help fund its operations. The amount, reflected in the Balance Sheet as part of Prepaid and Other Current Assets, is the Company's receivable from USC.

         Pursuant to the terms of the Merger Agreement, 300,000 shares of the Company’s common stock issued to the principal former stockholders of USC (the “Indemnifying Stockholders”) will be held in escrow for a period of three years after the closing date in order to satisfy the indemnification obligations of the Indemnifying Stockholders under the Merger Agreement for breaches of USC’s representations, warranties, covenants and certain other matters. In addition, the persons serving as the chief executive officer and president, respectively, of USC entered into individual milestone agreements pursuant to which 750,000 of the shares issued to such stockholders will be withheld, with such shares to vest and be released annually over a period of three years after the closing date provided that such stockholder continues to be employed by USC or the Company (with certain exceptions) as of the applicable vesting date.

          Loan Agreements and Loan Documents.  In connection with the transactions contemplated by the Merger Agreement and the transfer of certain assets to the Company, the Company assumed approximately $5,722,500 principal amount of debt obligations under certain loan agreements and related agreements and documents of USC and certain related entities (the “Existing Loan Documents”) and agreed to become an additional co-borrower under such Existing Loan Documents. Similarly, in recognition of the fact that the loans evidenced by the Existing Loan Documents are currently in default with respect to certain nonmonetary covenants in the Existing Loan Documents, the lending bank agreed that until October 31, 2016, and subject to compliance with the other provisions of the loan amendment agreement, it would not pursue available remedies as a result of such noncompliance or demand payment under the promissory notes included in the Existing Loan Documents.

          License Agreement. On May 9, 2016, the Company entered into a Development, License and Commercialization Agreement (the “Agreement”) with Allergan plc’s wholly owned subsidiary, Watson Laboratories, Inc. (“Licensee”), regarding the Company’s Epinephrine Pre-filled Syringe (“PFS”) product candidate for the emergency treatment of anaphylaxis. Under the terms of the Agreement, the Company granted Licensee exclusive commercial rights to market and sell the PFS product in the United States and related territories, with broad control concerning decisions relating to commercialization and marketing of the product.  Licensee agreed to pay the Company an upfront payment and agreed to make additional potential regulatory, performance and sales based milestone payments which, together with the initial upfront payment, could total up to $32.5 million over the term of the Agreement, assuming FDA approval of the product and that all milestones are achieved over the term of the Agreement.  If the FDA does not approve the Company's New Drug Application ("NDA") relating to the PFS product within the time period specified in the Agreement, Licensee has the right, but not the obligation, to terminate the Agreement, and if Licensee elects to terminate the Agreement then the upfront payment previously paid to the Company will be refunded.  Licensee also has the right within certain periods of time specified in the Agreement to terminate the Agreement in certain circumstances and for certain reasons (not related to breach of the Agreement), including even if the FDA approves the NDA.  Such termination by Licensee after FDA approval of the NDA does not require the return of any payments previously made by Licensee.  Under the Agreement, Licensee agreed to pay double-digit royalties to the Company based on percentages of a formulaic net profit amount, as defined and calculated as provided in the Agreement, from net sales of the PFS product in the United States by Licensee or certain affiliated parties.  The Company retains the right to commercialize the PFS product in the rest of the world. Licensee will be responsible for the marketing and sales of the PFS product and will be responsible for marketing and sales costs. Licensee agreed to use commercially reasonable efforts to commence marketing and sale of the PFS product following regulatory approval, subject to various conditions and to the other provisions of the Agreement. The Agreement also covers development of certain related additional PFS product candidates and future activities and responsibilities by the Company and Licensee relating to those product candidates. The Company will be responsible for costs relating to the NDA and related regulatory materials and to regulatory filings and seeking regulatory approvals for products covered by the Agreement.  The Agreement includes a number of other customary provisions including representations and warranties, covenants, provisions dealing with product recalls, intellectual property and other matters, and agreements by the Company and Licensee to indemnify the other party for certain matters relating to the Agreement and the product.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking” statements. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements include statements about our strategies, objectives and our future achievement. To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Quarterly Report on Form 10-Q. Except as may be required by applicable law, we undertake no obligation to update any forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important factors that could cause actual results to differ materially from those discussed in these forward-looking statements are identified in the section entitled “Risk Factors” in the most recent Annual Report on Form 10- K, filed with the Securities and Exchange Commission, and in the other risks and uncertainties described elsewhere in this report as well as in other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications. In addition, the statements contained throughout this Quarterly Report concerning future events or developments or our future activities, including concerning, among other matters, current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated meetings with the FDA or other regulatory authorities concerning our product candidates, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities in a timely manner. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain sufficient funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

General

Company Overview

We are an emerging pharmaceutical company focused on combining specialty pharmaceuticals and biotechnology to provide innovative medicines for patients and physicians. We are currently primarily focused on our specialty pharmaceutical products. We are currently developing several products in the allergy and respiratory markets, including a dry powder inhaler that we acquired from 3M Company. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit Section 505(b)(2) New Drug Applications, or NDAs, or Section 505(j) Abbreviated New Drug Applications or ANDAs, regulatory approval filings with the U.S. Food and Drug Administration, or FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products. Our US Compounding, Inc. subsidiary, which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, provides prescription medications to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.  We also have a number of biotechnology product candidates and technologies, including therapeutic vaccine and cancer product candidates and technologies for patients with unmet medical needs in the global cancer market.

         Epinephrine Injection USP 1:1000 0.3mg Pre-filled Single Dose Syringe

On May 28, 2014, we submitted a Section 505(b)(2) NDA application to the FDA for approval for sale of our Epinephrine Injection USP 1:1000 0.3mg Pre-filled Single Dose Syringe, or the Epinephrine PFS product. The Epinephrine PFS product delivers a premeasured dose of epinephrine for the emergency treatment of acute allergic reactions, including anaphylaxis.  We received a complete response letter (“CRL”) from the FDA on March 27, 2015.  A CRL is issued by the FDA’s Center for Drug Evaluation and Research when it has completed its review of a file and questions remain that preclude the approval of the NDA in its current form.  We resubmitted the NDA on December 4, 2015. The FDA subsequently confirmed that it considered the resubmission to be a complete class 2 response to the CRL, and pursuant to guidelines under the Prescription Drug User Fee Act (“PDUFA”), provided a PDUFA target response date of June 4, 2016 for the agency’s response to the resubmission.

Under goals established in connection with PDUFA, the FDA’s guidance for the review and acting on Class 2 NDA resubmissions, such as the Company's resubmitted NDA relating to the PFS product, is six months from the date of receipt of the resubmission.  However, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to the timing of the FDA’s review process, FDA requests for additional data, information, materials or clarification, difficulties scheduling an advisory committee meeting, FDA workload issues, extensions resulting from the submission of additional information or clarification regarding information already in the submission within the last three months of the target PDUFA date, or other reasons. As a result, the dates of regulatory approval, if obtained, and commercial introduction of our product could be delayed beyond our expectations. There are no assurances that the FDA will grant marketing approval for our PFS product on or shortly after June 4, 2016, or at all.

APC-1000

The Company is continuing development of the APC-1000 product candidate, a steroid hydrofluoroalkane, or HFA, metered dose inhaler product for asthma. Following discussions with the FDA and additional consideration of the development pathway for the product, the Company decided to conduct additional development work for APC-1000. As a result, the Company intends, depending on the outcome of several factors including results of the additional development work and obtaining additional funding that will be required to commence a trial, to submit an IND for APC-1000 during the second half of 2016, although there can be no assurances concerning the timing of any such filing or the commencement of a clinical trial relating to APC-1000 after submission of such an IND.

APC-5000

The Company is continuing development of the APC-5000 product candidate, a dry powder inhaler or DPI product for asthma and COPD. We currently have no in-house manufacturing capabilities, so we intend to rely on third-party contract manufacturers to manufacture the components and materials needed to produce APC-5000 DPI, as well as manufacture and assemble the APC-5000 DPI product. The Company intends to file an investigational new drug application, or IND, to initiate the clinical development of APC-5000, depending on the outcome of several factors, including the outcome of discussions with the FDA, results of additional development work and obtaining additional funding that will be required to commence a trial. There can be no assurances concerning the timing, if any, of any such filing or the commencement of a clinical trial relating to APC-5000 after submission of such an IND.

Recent Developments

         Acquisition of U.S. Compounding, Inc.

         As previously disclosed in our filings with the Securities and Exchange Commission, on April 11, 2016, we completed our acquisition of U.S. Compounding, Inc., an Arkansas corporation (“USC’), pursuant to the terms of the Agreement and Plan of Merger, dated as of March 28, 2016 (the “Merger Agreement”), with USC.  Pursuant to the terms of the Merger Agreement, a newly-created merger subsidiary of the Company merged with and into USC (the “Merger”), with USC surviving as a wholly owned subsidiary of the Company.  All of the outstanding shares of common stock of USC were converted into the right to receive a total of approximately 1,618,540 shares of Adamis common stock.  In addition, in connection with the transaction, we assumed approximately $5,722,500 principal amount of debt obligations under certain loan agreements and related agreements and documents of USC and certain related entities.

         License Agreement

         On May 9, 2016, the Company entered into a Development, License and Commercialization Agreement (the “Agreement”) with Allergan plc’s wholly owned subsidiary, Watson Laboratories, Inc. (“Licensee”), regarding the Company’s Epinephrine Pre-filled Syringe (“PFS”) product candidate for the emergency treatment of anaphylaxis. Additional information regarding the Agreement is contained in Note 8 to the financial statements appearing elsewhere in this Report on Form 10-Q.  There can be no assurances (i) that the FDA will approve the Company’s NDA relating to the PFS product to which the Agreement relates, (ii) that Licensee will not terminate the Agreement if the FDA does not grant marketing approval for the PFS product within the periods described in the Agreement, (iii) that even if the FDA does grant marketing approval for the PFS product that Licensee will not terminate the Agreement for one or more other reasons permitted by the Agreement before the Company has received any royalty payments or additional milestone payments, (iv) that unexpected labeling, manufacturing, supply or other regulatory issues will not arise, (v) that Licensee will commercially introduce and market the PFS product even if approved, (vi) that the product will be commercially successful if introduced, or (vii) that any of the milestone payments contemplated by the Agreement will be made to the Company.

 Going Concern and Management's Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2015 and nine-month transition period ended December 31, 2014 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in its continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of March 31, 2016, we had cash of approximately $4.4 million, an accumulated deficit of approximately $75.4 million, and liabilities of approximately $4.0 million. We will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop and launch our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three months March 31, 2016, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources we would exhaust our resources and would be unable to continue operations.

Our management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that we will be able to obtain any required additional funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures, delay development or commercialization of some or all of our products and might not be able to support the operations of our newly acquired company, USC. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Results of Operations

Three Months Ended March 31, 2016 and 2015

           Revenues. Adamis had no revenues during the three month periods ended March 31, 2016 and 2015, respectively.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $3,401,000 and $1,355,000 for the three months ended March 31, 2016 and 2015, respectively. The increase in research and development expenses was primarily due to the additional expense in product development, consisting mostly of expenditures related to product testing and product validation of approximately $1,973,000 relating to our Epinephrine PFS, APC-2000 and APC-5000 product candidates. Compensation expense, which includes salaries, stock options, employee benefits and bonus accrual, increased by approximately $64,000 for the three month period ended March 31, 2016 compared to the quarter ended March 31, 2015 because of salary increases, additional stock options granted and monthly accrual of bonus.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the three months ended March 31, 2016 and 2015 were approximately $2,616,000 and $2,794,000, respectively. The decrease in expense was primarily due to the decline in spending related to the commercialization of the Epinephrine PFS product candidate of approximately $598,000 of expenses relating to market research, training, branding, marketing and distribution strategies and payments to third party consultants and contractors pursuant to agreements relating to the foregoing, and approximately $17,000 decrease in expenses related to consulting, data processing and expensed equipment. An offset to the decrease in expenses was the increase in compensation expense of the Selling, General and Administrative employees of approximately $343,000 for the three months ended March 31, 2016 compared to the comparable period of the prior year, primarily due to new hires in mid-March 2015, salary increases, additional stock options granted and monthly accrual of bonus. The increase in expenditures for the three months ended March 31, 2016 compared to the quarter ended March 31, 2015 was also due to the increase of approximately $95,000 in legal expenses relating to the acquisition of US Compounding, Inc.

Other Income (Expense). Other expense for the three month period ended March 31, 2016 and 2015 was approximately $(391,000) and $1,007,000, respectively. Other Income (Expense) consists primarily of a change in fair value of warrants and change in fair value of derivative liabilities. The net change in fair value of warrants and derivatives resulted in an expense of approximately $391,000 for the three months ended March 31, 2016 compared to the income of approximately $1,007,000 for the three months ended March 31, 2015. The fluctuation in the valuation of warrants and warrant derivatives was primarily due to the change in stock price between quarters combined with the changes in the term and volatility.

Liquidity and Capital Resources

We have incurred net losses of approximately $6.4 million and $3.1 million for the three months ended March 31, 2016 and 2015, respectively. Since inception, and through March 31, 2016, we have an accumulated deficit of approximately $75.4 million. Since inception and through March 31, 2016 we have financed our operations principally through debt financing, through private issuances of common stock and preferred stock, and through underwritten public offerings of common stock. Since inception, we have raised a total of approximately $76.8 million in debt and equity financing transactions, consisting of approximately $15.8 million in debt financing and approximately $61.0 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing licenses, acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Total assets were approximately $12.7 million and $12.1 million as of March 31, 2016 and December 31, 2015. All liabilities are classified as current. Current assets exceed current liabilities by approximately $1.0 million and $1.4 million as of March 31, 2016 and December 31, 2015.

Net cash used in operating activities for the three months ended March 31, 2016 and 2015, was approximately $4.7 million and $3.2 million, respectively. Net cash used in operating activities increased due to additional research and development costs, and slight decrease in Selling, General & Administrative expenses.

Net cash provided by financing activities was approximately $5.0 million and $10.6 million for the three months ended March 31, 2016 and 2015, respectively. Net cash flows provided by financing activities decreased primarily due to the issuance of common stock in January 2015 that generated net proceeds of approximately $10.6 million, compared to the net proceeds of approximately $5.0 million generated from the issuance of preferred stock in January 2016.

As noted above under the heading “Going Concern and Management Plan,” through March 31, 2016, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding, our cash resources will be depleted and we will be required to reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any of our product candidates and begin to realize revenues from sales of such products, and during this period Adamis will require additional funds to continue operations and development of our product candidates. No assurance can be given as to the timing or ultimate success of obtaining future funding.

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the Merger Agreement relating to the USC transaction, we assumed approximately $5,722,500 principal amount of debt obligations under certain loan agreements and related agreements and documents of USC and certain related entities (the “Existing Loan Documents”), and agreed to become an additional co-borrower under such Existing Loan Documents.  The borrowers under these Existing Loan Documents, which include USC and us, among other parties, are required to make current periodic interest and principal payments under the Existing Loan Documents, in an amount of approximately $32,000 per month.  We also entered into a loan and security agreement with the lender under the Existing Loan Documents, Bear State Bank, N.A. (the “Lender” or the “Bank”), pursuant to which we may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement.  Interest on amounts borrowed under our loan agreement with the Bank accrues at a rate equal to the prime interest rate, as defined in the agreement.  Interest payments are required to be made quarterly.  The entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to the loan documents, are due and payable on March 1, 2017, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents.  Our obligations under our loan agreement are secured by certain collateral, including without limitation our interest in amounts that we have loaned to USC, and a warrant that we issued to the Bank to purchase up to 1,000,000 shares of our common stock at an exercise price equal to par value per share, exercisable only if we are in default under the loan agreement or related loan documents.

             In connection with the closing of the USC Merger, we entered into a Loan Amendment, Forbearance and Assumption Agreement (the “Loan Amendment Agreement”) with the Bank and certain other parties. Pursuant to the Loan Amendment Agreement, we were added as a “Borrower” under the Existing Loan Documents described above and assumed all of the rights, duties, liabilities and obligations as a Borrower and a party under the Existing Loan Documents.  In addition, in recognition of the fact that the loans made by the Bank under the Existing Loan Documents are currently in default with respect to certain nonmonetary covenants in the Existing Loan Documents, the Bank agreed that until October 31, 2016, and subject to compliance with the other provisions of the Loan Amendment Agreement, it would not pursue available remedies as a result of such noncompliance or demand payment under the promissory notes included in the Existing Loan Documents.

In addition, in the Loan Amendment Agreement the Company and the Bank agreed to discuss in good faith mutually agreeable amendments or modifications to the Existing Loan Documents in light of the changes in circumstances resulting from the Merger and the transfer of the real property and equipment discussed above to Adamis and USC.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 have not significantly changed, and no additional policies have been adopted during the three months ended March 31, 2016.

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09, which will be our first quarter of fiscal 2018. We have not yet evaluated the impact of ASU 2014-09 on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that year, which will be fiscal 2017 for us. We do not expect adoption of ASU 2016-09 to have a significant impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as for ASU 2014-09, which will be our first quarter of fiscal 2018. We have not yet evaluated the impact of ASU 2014-09 on our financial statements.

Off Balance Sheet Arrangements

At March 31, 2016, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving their objectives.  In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding certain legal proceedings to which the Company is or may become a party can be found in the description of legal proceedings contained in the Company’s most recent Annual on Report on Form 10-K for the year ended December 31, 2015, and is incorporated herein by reference. There have not been any material developments with respect to any such proceedings during the quarter to which this Report on Form 10-Q relates.

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at March 31, 2016, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information required by this Item regarding sales of equity securities during the quarter ended March 31, 2016, without registration under the Securities Act of 1933, as amended, has been previously included in Current Reports on Form 8-K filed by the Company.

ITEM 3. Defaults Upon Senior Securities

As we have previously disclosed in our SEC filings and as disclosed elsewhere in this Report on Form 10-Q, in connection with our acquisition of USC and the transactions contemplated by the Merger Agreement relating to the USC transaction, we assumed approximately $5,722,500 principal amount of debt obligations under certain loan agreements and related agreements and documents of USC and certain related entities (the “Existing Loan Documents”), and agreed to become an additional co-borrower under such Existing Loan Documents.  The lender under the Existing Loan Documents was Bear State Bank, N.A. (the “Bank”).  The borrowers under these Existing Loan Documents, which include USC and us, among other parties, are required to make current periodic interest and principal payments under the Existing Loan Documents in an amount of approximately $32,000 per month.  There have not been any material defaults in scheduled payments of principal or interest under the Existing Loan Documents.  However, as previously disclosed, USC and the other borrower entities under the Existing Loan Documents were, at the time of our acquisition of USC, in default of certain covenants in the Existing Loan Documents, including without limitation those that requires maintenance of certain financial ratios relating to maintaining at least a certain Fixed Charge Coverage ratio and to the eligible Borrowing Base (based on eligible accounts receivable, inventory and real property), as defined in the Existing Loan Documents.

In connection with the closing of the USC Merger, we entered into a Loan Amendment, Forbearance and Assumption Agreement (the “Loan Amendment Agreement”) with the Bank and certain other parties.  Pursuant to the Loan Amendment Agreement, we were added as a “Borrower” under the Existing Loan Documents described above and assumed all of the rights, duties, liabilities and obligations as a Borrower and a party under the Existing Loan Documents.

In addition, in recognition of the fact that the loans made by the Bank under the Existing Loan Documents were in default with respect to certain nonmonetary covenants in the Existing Loan Documents, the Bank agreed that until October 31, 2016, and subject to compliance with the other provisions of the Loan Amendment Agreement, it would not pursue available remedies as a result of such noncompliance or demand payment under the promissory notes included in the Existing Loan Documents.  In addition, in the Loan Amendment Agreement the Company and the Bank agreed to discuss in good faith mutually agreeable amendments or modifications to the Existing Loan Documents in light of the changes in circumstances resulting from the Merger and the transfer of the real property and equipment discussed above to Adamis and USC.

ITEM 4. Mine Safety Disclosures

Removed and Reserved.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

2.1	Agreement and Plan of Merger, dated as of March 28, 2016, by and among the Company, U.S. Compounding, Inc., Ursula MergerSub Corp., and Eddie Glover as Stockholders' Representative. (1)

2.2	Form of Joinder Agreement, dated as of March 28, 2016, by and between the Company and certain stockholders of U.S. Compounding, Inc. (1)

10.1	Loan and Security Agreement by and between Adamis Pharmaceuticals Corporation and Bear State Bank, N.A. (1)

10.2	Warrant dated March 28, 2016. (1)

10.3	Adamis Pharmaceuticals Corporation 2016 Bonus Plan. (2)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from exhibits to the Company's Report on Form 8-K filed on March 29, 2016.

(2)	Incorporated by reference from exhibits to the Company's Report on Form 8-K filed on March 14, 2016.

 * Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: May 13, 2016	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: May 13, 2016	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer

