Form 10-Q
period 2016-06-30
Adamis Pharmaceuticals Corp
filed 2016-08-15
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of August 15, 2016, was 20,886,829.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016
	(Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$417,076	$4,080,648
Accounts Receivable, net	744,703	—
Inventories, net	1,226,097	—
Prepaid Expenses and Other Current Assets	170,823	70,985
	2,558,699	4,151,633
LONG TERM ASSETS
Security Deposits	85,000	85,000
Intangible Assets, net	19,371,395	7,766,960
Goodwill	2,225,101	—
Building and Equipment, net	5,125,395	58,260
Total Assets	$29,365,590	$12,061,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,174,197	$497,794
Accrued Other Expenses	1,967,605	214,036
Accrued Bonuses	470,220	478,274
Bank Loans - Line of Credit	4,115,792	—
Bank Loans - Building and Equipment	3,606,766	—
Warrants, at fair value	—	1,174,312
Warrant Derivative Liabilities, at fair value	—	383,404
Total Liabilities	14,334,580	2,747,820

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.0001; 10,000,000 Shares Authorized; Series A Convertible, Zero and 1,009,021 Issued and Outstanding at June 30, 2016 and December 31, 2015, Respectively	—	101
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 17,621,114 and 13,739,199 Issued, 17,313,574 and 13,431,659 Outstanding at June 30, 2016 and December 31, 2015, Respectively	1,762	1,374
Additional Paid-in Capital	96,178,713	78,339,143
Accumulated Deficit	(81,144,236)	(69,021,356)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	15,031,010	9,314,033
	$29,365,590	$12,061,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$1,928,103	$—	$1,928,103	$—
COST OF GOODS SOLD	1,346,030	—	1,346,030	—
Gross Profit	582,073	—	582,073	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,583,097	2,261,831	7,199,481	5,055,377
RESEARCH AND DEVELOPMENT	3,429,899	1,269,590	6,830,719	2,624,913
Loss from Operations	(7,430,923)	(3,531,421)	(13,448,127)	(7,680,290)
OTHER INCOME (EXPENSE)
Interest Expense	(72,391)	—	(72,391)	—
Interest Income	167	—	167	—
Change in Fair Value of Warrants	1,432,052	(92,026)	1,049,330	1,000,032
Change in Fair Value of Warrant Derivative Liabilities	356,706	(21,454)	348,141	(106,349)
Total Other Income (Expense)	1,716,534	(113,480)	1,325,247	893,683
Net (Loss)	$(5,714,389)	$(3,644,901)	$(12,122,880)	$(6,786,607)
Basic and Diluted (Loss) Per Share:

Basic (Loss) Per Share	$(0.37)	$(0.27)	$(0.84)	$(0.52)

Basic Weighted Average Shares Outstanding	15,373,510	13,415,920	14,408,971	13,123,646

Diluted (Loss) Per Share	$(0.37)	$(0.27)	$(0.84)	$(0.58)

Diluted Weighted Average Shares Outstanding	15,373,510	13,415,920	14,408,971	13,324,730

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(12,122,880)	$(6,786,607)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	2,269,633	1,236,487
Stock Issued in Exchanged for Services	59,087	25,002
Provision for Bad Debts	15,563	—
Change in Fair Value of Warrants	(1,049,330)	(1,000,032)
Change in Fair Value of Warrant Derivative Liabilities	(348,141)	106,349
Depreciation and Amortization Expense	966,618	495,145
Change in Assets and Liabilities:
(Increase) Decrease in, net of impact of USC acquisition:
Accounts Receivable - Trade	(296,606)	—
Inventories	(282,139)	—
Prepaid Expenses and Other Current Assets	(36,464)	133,300
Increase (Decrease) in:
Accounts Payable	316,665	(289,002)
Accrued Other Expenses and Bonuses	(626,137)	118,499
Net Cash (Used in) Operating Activities	(11,134,131)	(5,960,859)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(16,832)	—
Cash from Acquisition of USC	381,883	—
Cash Payment to Former Shareholders of USC	(32)	—
Net Cash Provided in Investing Activities	365,019	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Preferred Stock, net of issuance cost	4,927,760	—
Proceeds from Issuance of Common Stock, net of issuance cost	—	10,565,972
Proceeds from Bank loan - Line of Credit	2,000,000	—
Proceeds from Exercise of Warrants	177,780	75,589
Net Cash Provided by Financing Activities	7,105,540	10,641,561
Increase (Decrease) in Cash	(3,663,572)	4,680,702
Cash:
Beginning	4,080,648	3,774,665
Ending	$417,076	$8,455,367

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

5

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$2,400	$46,053
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Release of Warrants Liability Upon Exercise	$160,245	$230,332

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Adamis Pharmaceuticals Corporation’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In January 2016, two wholly owned subsidiaries of Adamis Corporation, Adamis Viral Therapies, Inc., or Adamis Viral, and Adamis Laboratories, Inc., or Adamis Labs, effected a short-form merger, pursuant to which Adamis Viral and Adamis Labs merged with and into Adamis Corporation, with Adamis Corporation as the surviving corporation.

 On April 11, 2016, Adamis Pharmaceuticals Corporation (the "Company" or "Adamis") completed its acquisition of U.S. Compounding, Inc., an Arkansas corporation ("USC"), pursuant to the terms of the Agreement and Plan of Merger dated March 28, 2016 (the "Merger Agreement") and entered into by and among the Company, USC and Ursula MergerSub Corp., an Arkansas corporation and a wholly owned subsidiary of the Company ("MergerSub"). Pursuant to the terms of the Merger Agreement, MergerSub merged with and into USC (the "Merger"), with USC surviving as a wholly owned subsidiary of the Company.

Segment Information

The Company is engaged primarily in the discovery, development and sales of pharmaceutical, biotechnology and other drug products. Accordingly, the Company has determined that it operates in one operating segment.

Overview of U.S. Compounding, Inc.

             USC, which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act and the U.S. Drug Quality and Security Act, provides prescription compounded medications, including compounded sterile preparations and non-sterile compounds to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.  USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, injectables, urological preparations, ophthalmic preparations, topical compounds for pain and men’s and women’s health products.  USC’s compounded formulations in many circumstances are offered as therapeutic alternatives to drugs approved by the U.S. Food and Drug Administration, or the FDA.  USC also provides certain veterinary pharmaceutical products for animals.

Revenue Recognition.

The Company recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Revenues from our USC subsidiary consist of sales of compounded drugs for humans and animals, including sterile injectable and non-sterile integrative therapies. Sales discounts and rebates are sometimes offered to customers if specified criteria are met. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale.

Accounts Receivable

 Accounts receivable are reported at the amount management expects to collect on outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and credit to allowance for doubtful accounts. Uncollectible amounts are based on USC's history of past write-offs and collections and current credit conditions. Provision for bad debt totaled $15,563 for the period ended June 30, 2016.

 Inventories

Inventories are valued at the lower of cost or market. The cost of inventories are determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, currently marketed products, and device supplies. A reserve for obsolescence is recorded monthly based on a review of inventory for obsolescence. Reserve for obsolescence was $20,253 as of June 30, 2016.

Acquisitions and Intangibles

The Company has engaged in business combination activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition, as goodwill represents the excess of the purchase price of an acquired business over the fair value of its net tangible and identifiable intangible assets.

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test.

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows that the assets are expected to generate.

 Claims Liabilities

             USC is self-insured up to certain limits for health insurance. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. As of June 30, 2016, the Company was self-insured for up to the first $40,000 of claims per covered person with an aggregate deductible of $626,445. The estimated IBNR (Incurred But Not Reported) provided by the plan administrator was $77,818 at June 30, 2016.

Deferred Income Taxes

             Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of such assets and liabilities. The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding the future realization of such assets, which is based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Until such time as the Company can demonstrate that it will no longer incur losses, or if the Company is unable to generate sufficient future taxable income, it could be required to maintain the valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Our cash was $417,076 and $4,080,648 at June 30, 2016 and December 31, 2015, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop the Company’s product candidates and to support the Company’s other operations. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, in order to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves and to fund the Company’s research and development projects and other ongoing activities. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the six months ended June 30, 2016 and June 30, 2015 consist of outstanding equity classified warrants (3,914,299 and 1,730,868, respectively), outstanding options (4,516,019 and 2,173,485, respectively), outstanding restricted stock units (355,590 and 5,590, respectively), and convertible preferred stock  (zero and 1,009,021 respectively).

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of liability classified equity securities and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. Accordingly, the Company considered the impact of the warrants from the June 2013 private placement (see Note 7) on the calculation of the diluted earnings per share.

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Loss per Share - Basic
Numerator for basic loss per share	$(5,714,389)	$(3,644,901)	$(12,122,880)	$(6,786,607)
Denominator for basic loss per share	15,373,510	13,415,920	14,408,971	13,123,646
Loss per common share - basic	$(0.37)	$(0.27)	$(0.84)	$(0.52)

Loss per Share - Diluted
Numerator for basic loss per share	$(5,714,389)	$(3,644,901)	$(12,122,880)	$(6,786,607)
Adjust: Change in Fair Value of Warrant Liability	—	—	—	(1,000,032)
Adjust: Change in Fair Value Warrant Derivative Liability	—	—	—	106,349
Numerator for dilutive loss per share	$(5,714,389)	$(3,644,901)	$(12,122,880)	$(7,680,290)

Denominator for diluted loss per share	15,373,510	13,415,920	14,408,971	13,123,646
Plus: Incremental shares underlying “in the money” warrants outstanding	—	—	—	201,084
Denominator for dilutive loss per share	15,373,510	13,415,920	14,408,971	13,324,730
Loss per common share - diluted	$(0.37)	$(0.27)	$(0.84)	$(0.58)

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11 Simplifying the Measurement of Inventory which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 is a response to concerns brought up by the Joint Transaction Resource Group for Revenue Recognition (TRG). The Update is intended to improve Topic 606 (Revenue from Contracts with Customers) by reducing the potential for diversity in practice and application, and the complexity of application. The effective date for ASU No. 2016-12 defers the effective date for Update 2014-09 (Fiscal periods beginning after December 15, 2017) by one year, which will be fiscal 2018 for us. We do not expect adoption of ASU No. 2016-12 to have a significant impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. ASU No. 2016-13 is intended to provide users of financial statements with more decision-useful information about credit losses on financial instruments that are expected, but do not yet meet the “probable” threshold. This Update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The effective date that applies to SEC filers for ASU No. 2016-13 is for fiscal years beginning after December 15, 2019. We have not yet evaluated the impact of ASU No. 2016-13 on our financial statements.

Note 2: Acquisition of U.S. Compounding

           On April 12, 2016, the Company filed a report on Form 8-K announcing the completion of its acquisition of U.S. Compounding, Inc., an Arkansas corporation ("USC"), pursuant to the terms of the Agreement and Plan of Merger, dated March 28, 2016 (the "Merger Agreement"), with USC and Ursula MergerSub Corp., an Arkansas corporation and a wholly owned subsidiary of the Company ("Merger Sub"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into USC (the "Merger"), with USC surviving as a wholly owned subsidiary of  the Company. Pursuant to the Merger and the Merger Agreement, all of the outstanding shares of common stock of USC were converted into the right to receive a total of approximately 1,618,539 shares of Adamis common stock; and as described further below, in connection with the Merger and the transactions contemplated by the Merger Agreement, the Company assumed approximately $5,722,000 principal amount of debt obligations and related loan agreements of USC and certain related entities.

The merger is accounted for as an acquisition of USC under the purchase method of accounting in accordance with FASB Accounting Standard Codification Subtopic 805—Business Combinations. The assets and liabilities of USC will be reflected at fair value on the balance sheet of the Company. The fair value of the assets and liabilities reflected in the financial statements and notes appearing in this Report on Form 10-Q was based on the estimated value of USC as of April 11, 2016 (the date on which the Company acquired USC). A final determination of the purchase accounting adjustments, including the allocation of fair value to the USC assets and liabilities, has not been made. Actual adjustments and allocations will be based on the final purchase price and analyses of fair values of identifiable tangible and intangible assets, and estimates of the useful lives of tangible and intangible assets, which will be completed after the Company completes its valuation and assessment process, which the Company believes will be finalized not later than one year from the acquisition date. Accordingly, the purchase accounting adjustments made in connection with the development of the financial statements are preliminary. Differences between the preliminary and final purchase price allocations could have a material impact on the accompanying unaudited financial statements for the period ended June 30, 2016 and the Company's future results of operations and financial position. The Company's unaudited financial statements as of June 30, 2016 do not include any adjustments to income tax benefit/provision related to the Merger.

Total estimated purchase price is summarized as follows:

Stock to Seller at Close	$3,598,884
Stock to Escrow	1,899,000
Incentive Stock to Seller	4,747,500
Plus: Assumed Liabilities	5,722,558
Total Estimated Purchase Price	$15,967,942

The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed:

Assets Acquired:
Cash	$381,883
Accounts Receivable and Prepaid Expenses	527,034
Inventory	943,958
Property, Plant & Equipment	5,202,356
Intangible Assets	12,419,000
Goodwill	2,225,101
Total assets	21,699,332

Liabilities Assumed:
Accounts Payable and Accrued Expenses	5,731,390
Total Liabilities	5,731,390

Total Estimated Purchase Price	$15,967,942

Note 3: Inventories

           As of June 30, 2016, the inventories of the Company, which consisted of inventories of the Company's wholly owned subsidiary USC, consisted of the following:

Finished Goods	$538,127
Raw Material	509,320
Devices	178,650
$1,226,097

Note 4: Fixed Assets

Fixed Assets at June 30, 2016 is summarized in the table below:

Fixed Asset Description	Costs/FMV	Accumulated Depreciation	Net Book Value
Adamis:
Equipment	$97,100	$(48,550)	$48,550

USC:
Land	460,000	—	460,000
Building	3,040,000	(21,213)	3,018,787
Machinery & Equipment	1,296,126	(107,108)	1,189,018
Furnitures & Fixtures	129,630	(7,577)	122,053
Automobile	9,395	(844)	8,551
Leasehold Improvements	284,037	(5,601)	278,436
	$5,316,288	$(190,893)	$5,125,395

For the three months ended and six months ended June 30, 2016, depreciation and amortization expense was $147,199 and $152,053, respectively.

Note 5: Intangible Assets and Goodwill

The Company's intangible assets at June 30, 2016, consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Net Carrying Value
Adamis:
Taper DPI Intellectual Property	5 years	$9,708,700	$(2,427,175)	$7,281,525
USC:
Trade Name and Brand	Indefinite	1,245,000	—	1,245,000
Non-competition Agreement	3 years	1,639,000	(119,890)	1,519,110
Customer Relationships	10 years	5,572,000	(122,274)	5,449,726
FDA 503B Registration and Compliance	10 years	3,963,000	(86,966)	3,876,034
		$22,127,700	$(2,756,305)	$19,371,395

Amortization expense for intangible assets for the period ended June 30, 2016, was as follows:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Adamis:
Taper DPI Intellectual Property	$242,718	$485,435
USC:
Non-competition Agreement	119,890	119,890
Customer Relationships	122,274	122,274
FDA 503B Registration and Compliance	86,966	86,966
	$571,848	$814,565

Estimated future amortization expense for the Company's intangible assets at June 30, 2016, is as follows:

Remainder of 2016	$1,235,352
2017	2,470,703
2018	2,470,703
2019	2,077,647
2020	1,924,370
Thereafter	7,947,620
$18,126,395

Goodwill recorded at the acquisition of USC was approximately $2,225,000. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized and is not deductible for income tax purposes. As indicated in Note 2 above, with respect to the Company’s acquisition of USC in April 2016, a final allocation of fair value to the USC assets and liabilities, including intangible assets and goodwill, has not been made. As a result, the amount of intangible assets, amortization expense and goodwill are subject to change, and differences between the preliminary and final purchase price allocations could have a material impact on the determination of such amounts.

Note 6: Sale of Preferred Stock

August 2014 Series A Preferred Stock

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

As of June 30, 2016, the investors have converted 1,418,439 shares of Series A Preferred into an equal number of shares of common stock, with zero Series A Preferred Shares remaining outstanding.

January 2016 Series A-1 Preferred Stock

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

As of June 30, 2016, the investors have converted 1,183,432 shares of Series A-1 Preferred into an equal number of shares of common stock, with zero Series A-1 Preferred Shares remaining outstanding.

Note 7: Debt

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

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs (see Note 8). As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the merger in April 2009 between the Company (which was then named Cellegy Pharmaceuticals, Inc.) and the corporation then-named Adamis Pharmaceuticals Corporation.

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

The Warrants are exercisable for a period of five years from the date of issuance. The exercise price of the Warrants was initially $12.155 per share (and was subsequently reduced to $3.40 per share), which was 110% of the closing price of the common stock on the day before the closing. The Warrants provide for proportional adjustment of the number and kind of securities purchasable upon exercise of the Warrants and the per share exercise price upon the occurrence of certain specified events, and include price anti-dilution provisions which provide for an adjustment to the per share exercise price of the Warrants and, in certain instances, the number of shares issuable upon exercise of the Warrants, if the Company issues common stock or common stock equivalents at effective per share prices lower than the exercise price of the Warrants. As described in the paragraph below the warrants were called pursuant to the Trigger Condition and are cancelled.

 On May 31, 2016, the Company gave a Call Notice to all outstanding warrant holders to exercise the warrants. A Call Notice may be given only within 10 trading days after any 20-consecutive trading day period during which the volume weighted average price (“VWAP”) of the Company’s common stock is not less than 250% of the exercise price for the Warrants in effect for 10 out of such 20-consecutive trading day period. A holder must exercise the Warrant and purchase the called Warrant Shares within 14 trading days after the Call Date, or the Warrant will be cancelled with respect to the unexercised portion of the Warrant that was subject to the Call Notice. After the expiration of the applicable period, in June 2016 the holders of unexercised warrants were informed that the unexercised warrants subject to the Call Notice were canceled.

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

 The Warrants with the embedded call option at issuance were valued using the Binomial Option Pricing Model (“BOPM”). The estimated fair value of a single Warrant, including the call option, was $2.329 per share and the estimated value of the Warrant anti-dilution reset feature was $1.2002 per share. As a result, the Company recorded liabilities for the warrant and warrant down-round protection derivative totaling $2,398,280. The warrant and warrant derivative liabilities at June 30, 2016 were zero with the cancellation of  the June 2013 warrants, see Note 8.

Working Capital Line of Credit

On March 28, 2016, the Company entered into a loan and security agreement with Bear State Bank, N.A. (the “Lender” or the “Bank”), pursuant to which the Company may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement.  Interest on amounts borrowed under the Company's loan agreement with the Bank accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly.  The entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to the loan documents, are due and payable on March 1, 2017, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents.  The Company's obligations under the loan agreement are secured by certain collateral, including without limitation its interest in amounts that it has loaned to USC, and a warrant that the Company issued to the Bank to purchase up to 1,000,000 shares of the Company's common stock at an exercise price equal to par value per share, exercisable only if the Company is in default under the loan agreement or related loan documents. As of June 30, 2016, the loan balance on the line of credit was $2,000,000 and accrued interest expense related to the loan was approximately $11,000.

Loans Assumed from Acquisition of USC:

           Building Loan

            In connection with the closing of the Merger, the Company acquired from 4 HIMS, of which Eddie Glover, the chief executive officer of USC, and certain other former stockholders of USC are members, the 4 HIMS Property, in consideration of the Company being added as an additional “borrower” and assuming the obligations under the 4 HIMS Loan Agreement, the 4 HIMS Note and the other 4 HIMS Loan Documents. As of June 30, 2016, the outstanding principal balance owed on the note was approximately $2,454,000. The loan currently bears an interest of 3.75% per year with total interest payable of approximately $37,000.

           Equipment Loan, Tribute

               In connection with the Merger, Tribute Labs, LLC, a Nevada limited liability company and former related party of USC (“Tribute” or “Borrower”) assigned to Adamis all of its rights under the Tribute Loan Agreement and other Tribute Loan Documents, Adamis agreed to become an additional co-borrower and to assume Borrower’s obligations under the Tribute Loan Documents, in consideration of the transfer to USC of laboratory equipment owned by Tribute and used to perform testing services for USC’s products, and Lender consented to such assignment. As of June 30, 2016, the outstanding unpaid principal balance under the  Loan Agreement was  approximately $518,000. The loan currently bears an interest of 4.75% per year with total interest payable of approximately $19,000.

           USC Working Capital Loan

                 In connection with the Merger, Adamis agreed to be added as a Borrower and to assume the obligations as a Borrower under the USC Working Capital Loan Agreement and the USC Working Capital Loan Documents.

                Under the USC Working Capital Loan Agreement, Lender agreed to loan funds to USC, as the “Borrower,” up to an aggregate principal amount of $2,500,000, and evidenced by the USC Working Capital Note. Borrowings are limited to 80% of qualified trade accounts receivables and 50% of qualified inventories per the borrowing base agreement and are collateralized with trade accounts receivables and inventory. As of June 30, 2016, the outstanding unpaid principal balance under the USC Working Capital Note was approximately $2,116,000. The note currently accrues interest at 3.25% per year with total interest payable of $43,000.

           USC Equipment Loan

                In connection with the Merger, Adamis agreed to become a Borrower and to assume the obligations as a Borrower under the USC Equipment Loan Agreement and the USC Equipment Loan Documents. Under the USC Equipment Loan Agreement, Lender agreed to loan funds to USC, as the “Borrower,” up to an aggregate principal amount of $700,000, with amounts loaned evidenced by the Commercial Line of Credit Agreement and Note (the “USC Equipment Note”). The loan is collateralized by USC's property and equipment. As of June 30, 2016, the outstanding unpaid principal balance under the USC Equipment Note was approximately $635,000. The note currently accrues interest at 3.25% per year with total interest payable of $13,000.

Loan Amendment, Forbearance and Assumption Agreement

                 In connection with the closing of the transactions contemplated by the Merger Agreement, Lender, Adamis, USC, 4 HIMS and Tribute (USC, 4 HIMS and Tribute sometimes referred to as the “Initial Loan Parties” and together with Adamis, collectively the “Loan Parties”), and certain individual guarantors, including without limitation Eddie Glover and Kristen Riddle (sometimes referred to as the “Individual Guarantors”), entered into the Loan Amendment Agreement.

                 Pursuant to the Loan Amendment Agreement, Adamis agreed that effective as of the Merger Closing, the Existing Loan Documents will be deemed to be amended to add Adamis as a co-borrower under each of the Existing Loans with respect to periods after the Merger Closing, and Adamis agreed to assume responsibility as borrower for all obligations, duties and liabilities after the Merger Closing under the Existing Loan Documents, jointly and severally with the current borrower or borrowers under each of the Existing Loans. The parties agreed that each of the Initial Loan Parties will remain, as applicable, a co-borrower under each of the Existing Loan Documents and that such party’s rights and obligations will not be affected.

                 In addition, in the Loan Amendment Agreement the Company and the Bank agreed to discuss in good faith mutually agreeable amendments or modifications to the Existing Loan Documents in light of the changes in circumstances resulting from the Merger and the transfer of the real property and equipment discussed above to Adamis and USC.

                  In the Loan Amendment Agreement, the Initial Loan Parties acknowledged that the Existing Loans are currently in default with respect to certain nonmonetary covenants contained in the Existing Loan Documents. The Bank agreed that all obligations of the Bank to forbear from pursuing its available remedies to collect the obligations evidenced and secured by the Existing Loan Documents shall conditionally exist until October 31, 2016 (the "Forbearance Period"). During the Forbearance Period, and subject to the terms of the Loan Amendment Agreement and the compliance by the Loan Parties with their obligations under the Loan Amendment Agreement, the Bank agreed that it would not pursue available remedies existing as a result of the Loan Parties’ failure to comply with the nonmonetary covenants of the Loan Parties as set forth in the Existing Loan Documents. Upon the expiration of the Forbearance Period, all monetary and nonmonetary obligations of the Loan Parties as set forth in the Existing Loan Documents will be fully reinstated.

 The Loan Parties agreed during the Forbearance Period to (i) continue to make all regularly scheduled payments of principal and interest due as set forth in the Existing Loan Documents, and (ii) except to the extent modified in the Loan Amendment Agreement, comply with all covenants of the Loan Parties set forth in the Existing Loan Documents. In the Loan Amendment Agreement, each Initial Loan Party reaffirmed its obligations under the Existing Loans and made certain other representations, warranties and agreements regarding the Existing Loans, and the Bank acknowledged that the applicable Borrower was current in its interest payments or other obligations under the applicable Loan Documents that are due and payable before the date of the Loan Amendment Agreement. The parties also agreed that the real and personal property securing each of the Existing Loans will also secure each of the other Existing Loans, as well as the Adamis New Working Capital Line of $2.0 million.

                  Upon termination of the Forbearance Period by expiration of time or resulting from any noncompliance of the Loan Parties with the conditions set forth in the Loan Amendment Agreement, including the nonperformance of any of the conditions or covenants, or if any of the warranties and representations set forth in the Loan Amendment Agreement prove to be incorrect: (i) all obligations of the Loan Parties pursuant to the Existing Loan Documents and the Existing Loans will be fully reinstated; (ii) the Bank will have all rights and remedies provided the Bank pursuant to the Existing Loan Documents; and (iii) the Bank will be entitled, to the maximum extent most beneficial to the Bank, to all rights and remedies allowed by any applicable law.

                  Except as expressly set forth in the Loan Amendment Agreement, the terms and provisions set forth in the Existing Loan Documents were not modified and remain in full force and effect. Subject to the satisfaction of all conditions precedent set forth in the Loan Amendment Agreement, the Bank consented to the transfer of the real and personal property by 4 HIMS and Tribute to Adamis and the foregoing acceptance and assumptions by Adamis. The Loan Amendment Agreement provide for a number of conditions precedent to Bank’s obligations under the agreement, including without limitation: (i) satisfactory title insurance and other insurance regarding the 4 HIMS Property; (ii) satisfactory lien searches and UCC-1 financing statements; (iii) any other document and agreements required by the Bank; (iv) accuracy of the representations and warranties set forth in the Loan Amendment Agreement; and (v) certain other customary conditions. The Loan Amendment Agreement reflects the terms of an earlier letter agreement entered into between Lender and Adamis in connection with the execution of the Merger Agreement, in which Adamis agreed that effective upon the closing of the Merger it would assume the obligations under the Existing Loans, and Lender agreed during the forbearance period specified therein to forbear from exercise of its rights and remedies in connection with instances of default or noncompliance under the Existing Loans. The agreement provides that upon expiration of the forbearance period, Lender will commence testing for compliance with the financial covenants contained in the Loan Documents, and full compliance with such financial covenants must be attained by December 31, 2016. The agreement is conditioned on the parties’ execution of a subsequent loan amendment agreement, which is reflected in the Loan Amendment Agreement.

                   In August 2016, the Company received a commitment letter from the Bank describing a proposal to modify, consolidate and replace certain of the Existing Loan Documents with a new loan agreement, and the Company expects to engage in discussions with the Bank concerning modifications to the other Existing Loan Documents or entering into new loan agreements to replace and supersede the other Existing Loan Documents.

Note 8: Derivative Liabilities and Fair Value Measurements

Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the warrant liability and down-round provision related to the warrants that were issued in connection with the Secured Notes should be treated as derivatives. The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

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
19

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

The number of liability classified Warrants outstanding as of June 30, 2016 and December 31, 2015 were zero and 575,164, respectively. As shown in the table below, after the cancellation of the Warrants with call options the carrying value at June 30, 2015 was $0 and the carrying value of the down-round protection derivative for the same date was $0.

During the six months ended June 30, 2016, a total of 52,288 warrants were exercised, reducing the fair value of warrants and derivative liabilities and increasing Additional Paid in Capital by $160,245. The cancellation of 522,876 Warrants in June 2016 resulted to the reversal of liability and expense totaling $1,788,758.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

		Warrant
	Warrants	Derivative	Total
Balance: December 31, 2015	$(1,174,312)	$(383,404)	$(1,557,716)
Release of Warrant Liability Upon Exercise	53,379	17,428	70,807
Net Change in Fair Value	(382,722)	(8,565)	(391,287
Balance: March 31, 2016	(1,503,655)	(374,541)	(1,878,196)
Release of Warrant Liability Upon Exercise	71,603	17,835	89,438
Change in Fair Value	1,432,052	356,706	1,788,758
Balance: June 30, 2016	$—	$—	$—

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for liabilities in Level 3. There were no changes in the valuation techniques during the six months ended June 30, 2016 from December 31, 2015.

	Fair Value at	Fair Value at	Valuation	Unobservable
	6/30/2016	12/31/2015	Technique	Input	Range
Warrant Derivative and Warrant Down-round Protection Derivative (combined)	$—	$1,557,716	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	— & 50%

				Probability of reset provision being waived	— & 5%

Significant unobservable inputs for the derivative liabilities include (1) the estimated probability of the occurrence of a down-round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down-round and (3) the probability of the reset provision being waived. These estimates which are unobservable in the market were utilized to value the anti-dilution features of the warrants as of December 31, 2015.

Note 9: License Agreement

             On May 9, 2016, the Company entered into a Development, License and Commercialization Agreement (the “Agreement”) with Allergan plc’s wholly owned subsidiary, Watson Laboratories, Inc. (“Licensee”), regarding the Company’s Epinephrine Pre-filled Syringe (“PFS”) product candidate for the emergency treatment of anaphylaxis. Under the terms of the Agreement, the Company granted Licensee exclusive commercial rights to market and sell the PFS product in the United States and related territories. Licensee agreed to pay the Company an upfront payment and agreed to make additional potential regulatory, performance and sales based milestone payments. If the FDA does not approve the Company's New Drug Application ("NDA") relating to the PFS product within the time period specified in the Agreement, Licensee has the right, but not the obligation, to terminate the Agreement, and if Licensee elects to terminate the Agreement then the upfront payment previously paid to the Company will be refunded.

               On July 21, 2016, the Company received a notice from Licensee exercising its right to terminate the Agreement; in the absence of termination of the Agreement before expiration of the time period specified in the Agreement, any milestone or other payments would not be refundable. No upfront fee or payment was made, and as a result the Company is not obligated to refund any amounts to Licensee as a result of the termination.

Note 10: Common Stock

On April 11, 2016, the Company completed its acquisition of U.S. Compounding, Inc. Pursuant to the merger agreement, the Company issued a total of 1,618,539 shares of Adamis common stock to the former shareholders of USC.

On April 15, 2016,  the Company issued common stock upon exercise of an investor warrant. The warrant holder exercised for cash at an exercise price of $3.40 per share. The Company received a total of approximately $89,000 and the warrant holder received 26,144 shares of common stock.

On May 26, 2016, the Company issued a total of 10,708 shares of common stock upon exercise of options granted under the Company's 2009 Equity Incentive Plan. The option holders utilized a cashless net exercise (based on a common stock price of $8.51 per share on the date of exercise) of a total of 29,712 stock options with an exercise price ranging from $4.10 to $6.53.

On June 2, 2016, the Company awarded a total of 6,669 shares of common stock to two employees of U.S. Compounding, Inc. to settle unpaid compensation of approximately $59,000.

In June 2016, 1,009,021 and 1,183,432 of Series A Convertible Preferred and Series A-1 Convertible Preferred, respectively, were converted into shares of common stock on a 1:1 ratio.

Note 11: Stock Option Plans, Shares Reserved and Warrants

The Company has a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2009 Plan provides for the grant of performance cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 411,765 shares. The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. On May 25, 2016, pursuant to the approval of the Company's stockholders, the number of shares reserved for issuance increased by 4,500,000, an aggregate of 8,566,800 shares (including shares issued pursuant to exercise of previous awards under the 2009 Plan and shares subject to outstanding awards under the 2009 Plan) at June 30, 2016.

On May 25, 2016, the Company issued options to purchase 1,290,000 shares of common stock to the officers and employees of USC and the board of directors of the Company under the 2009 Plan with an exercise price of $8.46 per share. The options will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 59%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 1.69%, which resulted in a calculated fair value of $6,063,000.

On May 25, 2016, the Company issued options to purchase 155,000 shares of common stock to consultants of the Company with an exercise price of $8.46 per share. The options were exercisable in full as of the date of grant. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 56%, the term was five years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 1.40%, which resulted in a calculated fair value of $643,250.

On May 25, 2016, the Company awarded Restricted Stock Units ("RSUs") covering 350,000 shares of common stock to the non-employee directors of the Company under the 2009 Plan; as of the date of grant, the market price of the common stock was $8.46 per share. These RSUs vest on the seventh anniversary from grant date, or earlier upon the occurrence of certain events including a change of control of the Company. The calculated fair value of the RSUs was $2,961,000.

The following summarizes the stock option activity for the six months ended June 30, 2016 below:

		Weighted	Weighted
	Stock	Average	Average
	Option	Exercise	Remaining
	Shares	Price	Contract Life
Balance as of December 31, 2015	2,112,800	$5.60	8.05 years

Options Granted	2,490,697	6.65	9.46 years
Options Exercised	(46,379)	5.07	—
Options Cancelled	(41,099)	4.93	—

Balance as of June 30, 2016	4,516,019	$6.19	8.75 years

Exercisable at June 30, 2016	1,748,933	$5.77	7.26 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 4,516,019 and 2,112,800 stock options outstanding at June 30, 2016 and December 31, 2015 was approximately $0 and approximately $916,000, respectively. The aggregate intrinsic value of 1,748,933 and 1,173,443 stock options exercisable at June 30, 2016 and December 31, 2015 was approximately $0 and $681,000, respectively.

The following summarizes warrants outstanding at June 30, 2016:

	Warrant		Exercise Price	Date	Expiration
	Shares		Per Share	Issued	Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2017
2013 Private Placement	22,057		$12.16	June 26, 2013	June 26, 2018
Consultant Warrants	17,647		$3.74	July 11, 2011	July 11, 2016
Underwriter Warrants	186,000		$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	27,900		$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A Warrants	1,418,439		$3.40	August 19, 2014	August 19, 2019
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Bear State Bank, Collateral to Line of Credit	1,000,000	*	$0.0001	March 28, 2016
Total Warrants	3,914,299

*Exercisable upon default of Line of Credit at Bear State Bank, please see Note 7.

At June 30, 2016, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, convertible preferred stock shares, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	3,914,299
Convertible Preferred Stock	—
2009 Equity Incentive Plan	8,566,800
Total Shares Reserved	12,481,099

Note 12: Subsequent Events

On July 11, 2016, the Company completed a private placement financing transaction. Pursuant to a Purchase Agreement and a registration rights agreement, we issued 1,724,137 shares of a new series of preferred stock, Series A-2 Convertible Preferred Stock (the “Series A-2 Preferred”), and warrants (“Warrants”) to purchase up to 1,724,137 shares of the Company’s Common Stock or Series A-2 Preferred (“Warrant Shares”), and received gross cash proceeds of approximately $5,000,000, excluding transactions costs, fees and expenses. The shares of Series A-2 Preferred and Warrants were sold in units, with each unit consisting of one share and one Warrant, at a purchase price of $2.90 per unit. The Series A-2 Preferred is convertible into shares of the Company’s Common Stock (the “conversion shares”), at an initial conversion rate of 1-for-1, at any time at the discretion of the investor. The exercise price of the Warrants is $2.90 per share, and the Warrants are exercisable for five years. The purchasers included a small number of institutional investors. The rights, preferences, privileges, and restrictions applicable to the Series A-2 Preferred are generally similar to those of the Company’s Series A-1 Convertible Preferred Stock, which the Company issued to a small number of institutional investors in a January 2016 private placement transaction.

On July 11, 2016, warrants issued to consultants to purchase 17,647 shares of common stock at $3.74 per share expired.

 As disclosed in Note 9 above, on July 21, 2016, Watson Laboratories, Inc. terminated the Development, License and Commercialization Agreement with the Company.

 On  August 3, 2016, the Company completed a registered direct offering of 3,573,255 shares of common stock and warrants to purchase 3,573,255 shares of common stock under its existing shelf registration statements. The shares and warrants were sold in units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock at an exercise price of $2.98 per share, at a purchase price of $3.095 per unit.  The warrants will expire five years from the date on which they become exercisable.  Gross proceeds from the offering, after deducting placement agent fees, were approximately $10.3 million, excluding any future proceeds from the potential exercise of the warrants and before deducting other estimated offering expenses payable by the Company.

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

             Our USC subsidiary, which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act and the U.S. Drug Quality and Security Act, provides prescription compounded medications, including compounded sterile preparations, and non-sterile compounds to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.  USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, injectables, urological preparations, ophthalmic preparations, topical compounds for pain and men’s and women’s health products.  USC’s compounded formulations in many circumstances are offered as therapeutic alternatives to drugs approved by the U.S. Food and Drug Administration, or the FDA.  USC prepares and provides a broad range of customized stock keeping units to meet the individual requirements of customers located throughout most of the United States. USC also provides certain veterinary pharmaceutical products for animals.

Segment Information

The Company is engaged primarily in the discovery, development and sales of pharmaceutical, biotechnology and other drug products. Accordingly, the Company has determined that it operates in one operating segment.

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

On June 6, 2016, we issued a press release announcing that we received a second Complete Response Letter from the FDA regarding our NDA for the Epinephrine PFS product.  The CRL indicated that the FDA determined that it could not approve the NDA in its present form. The agency indicated that in order to support approval of the product, the Company must expand its human factors study (patient usability) and reliability study (product stress testing), with new studies, with protocols to be reviewed by the FDA before commencement of the studies. The CRL indicated that the new human factors study would need to provide additional, adequate and satisfactory data and information concerning, among other things, use of the product in different use environments and by different kinds of users and user groups. The CRL included comments on certain other aspects of the product and the materials and data submitted as part of the NDA. The CRL indicated that the agency had reserved comment, if any, on the proposed labeling for the product until the application was otherwise adequate. The FDA indicated that the NDA will remain open until the issues identified in the CRL are resolved.

The Company is continuing to review the CRL and actions that may be responsive to the items raised in the CRL, and the Company plans to request a meeting with the FDA to discuss the CRL.  Subsequent to the meeting with the FDA the Company plans to prepare and submit a response to the FDA that addresses the items raised in the CRL. Under the FDA’s procedures concerning target response times, the Company believes that the FDA should respond to the Company’s additional submission within six months after the Company’s responsive submission, though that target deadline may be extended if FDA requests additional data, information, materials or clarification or for other reasons, such as difficulties scheduling an advisory committee meeting, FDA workload issues, or other reasons.  The Company remains committed to attempting to obtain FDA approval of the NDA for the Epinephrine PFS product and commercializing the product, and remains hopeful that the issues and questions raised by the FDA in the CRL will be satisfactorily addressed and the product ultimately approved for marketing.  However, the Company cannot provide any assurances concerning if or when the NDA will be approved, the timing or outcome of any meeting with the FDA concerning our NDA, what actions will be required in order to satisfy the FDA’s issues and questions, and whether the Epinephrine PFS product will ultimately be  commercialized.  In addition, the Company will be required to devote additional cash resources, which could be significant, in order to respond to the issues raised by the FDA in the CRL and any follow-up requests and to design and manufacture the Epinephrine PFS product in a manner that is satisfactory to the FDA.

APC-1000

The Company is continuing development of the APC-1000 product candidate, a steroid hydrofluoroalkane, or HFA, metered dose inhaler product for asthma.  Following discussions with the FDA and additional consideration of the development pathway for the product, the Company has decided to conduct additional development work for APC-1000.  As a result, the Company intends, depending on the outcome of several factors including results of the additional development work and obtaining additional funding that will be required to commence a trial, to submit an IND for APC-1000 during the first half of 2017, although there can be no assurances concerning the timing of any such filing or the commencement of a clinical trial relating to APC-1000 after submission of such an IND.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2016 and 2015 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in its continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of June 30, 2016, we had cash of approximately $417,000, an accumulated deficit of approximately $81.1 million, and liabilities of approximately $14.3 million. Even with the proceeds from our July 2016 private placement financing transaction and our recent registered direct offering of shares of common stock and warrants, we will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates and to support our other activities. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three months and six months ended June 30, 2016, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources we would exhaust our resources and would be unable to continue operations.

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

Results of Operations

Six Months Ended June 30, 2016 and 2015

Revenues.

Revenues were approximately $1,928,000 and $0 for the six months ended June 30, 2016 and 2015, respectively. The revenues for the six-month period ended June 30, 2016, consist of and reflect our acquisition of USC effective April 11, 2016, but do not include revenues of USC before the closing date of the acquisition. Revenues for the six-month period were adversely affected by the suspension of production of USC’s sterile compounded formulations, product recall and remediation efforts in the third and fourth quarters of 2015 and the first quarter of 2016.  USC resumed production and sales of compounded sterile formulations in March and April 2016.  The suspension of production and sales of compounded sterile formulations adversely affected USC’s relationships with certain of its customers and with certain of USC’s independent contractors and sales representatives, and is expected to continue to adversely affect sales of compounded sterile compounded formulations.

Cost of Sales.

Cost of sales were approximately $1,346,000 and $0 for the six months ended June 30, 2016 and 2015, respectively. Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $6,831,000 and $2,625,000 for the six months ended June 30, 2016 and 2015, respectively. The increase in research and development expenses was primarily due to the additional expense in product development, consisting mostly of expenditures related to clinical trials, product testing and product validation of approximately $3,652,000 relating to our Epinephrine PFS product candidate, APC-2000 and APC-5000 product candidates and somewhat offset by a reduction on development costs of our APC 1000 and APC 3000 product candidates. Compensation expense, which includes salaries, stock options, employee benefits and bonus accrual, increased by approximately $542,000 for the first half of 2016 compared to the comparable period of the prior year because of salary increase, new hires, additional stock option grants and monthly accrual of bonus.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the six months ended June 30, 2016 and 2015 were approximately $7,199,000 and $5,055,000, respectively. The increase was primarily due to expenses of approximately $2,004,000 relating to our USC subsidiary which we acquired in April 2016. Expenses related to the commercialization activities of Epinephrine PFS product candidate decreased by approximately $617,000 for the first six months of the year compared to the comparable period of 2015. Compensation expense for selling, general and administrative employees increased by approximately $480,000 for the six months ended June 30, 2016 compared to the comparable period of the prior year, primarily due to salary increases, additional stock options granted and monthly accrual of bonus. Other increases in expenditures for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 included increase in board of directors' fees of approximately $24,000 and insurance costs of approximately $60,000, and expenses of approximately $257,000 incurred in connection with the acquisition of U.S. Compounding, Inc. Legal expenses decreased by approximately $64,000 during the six month period ended June 30, 2016 compared to the comparable period of 2015 primarily due to FDA related matters, patents and commercialization related contracts.

Other Income (Expense). Other income for the six month period ended June 30, 2016 and 2015 was approximately $1,325,000 and approximately $894,000, respectively. Other Income (Expense) consists primarily of a change in fair value of warrants, change in fair value of derivative liabilities, and interest expense. The net change in fair value of warrants and derivatives resulted in an income of approximately $1,397,000 for the six months ended June 30, 2016, compared to income of approximately $894,000 for the six months ended June 30, 2015. The cancellation of the liability classified warrants resulted in the recognition of the recorded liability to income. Debt related expense (Interest Expense) for the six month periods ended June 30, 2016 and 2015 was approximately $72,000 and $0, respectively. The increase in debt related expenses for the six month period ended June 30, 2016, in comparison to the same period for fiscal 2015 was due to the working capital loan of $2.0 million and other bank liabilities assumed in relation to the acquisition of USC in April 2016.

Three Months Ended June 30, 2016 and 2015

Revenues.

Revenues were approximately $1,928,000 and $0 for the three months ended June 30, 2016 and 2015, respectively. The revenues for the three-month period ended June 30, 2016, consist of and reflect our acquisition of USC effective April 11, 2016, but do not include revenues of USC before the closing date of the acquisition. Revenues for the three-month period were adversely affected by the suspension of USC’s sterile compounded formulations, product recall and remediation efforts in the third and fourth quarters of 2015 and the first quarter of 2016.  USC resumed production and sales of compounded sterile formulations in March and April 2016.    The suspension of production and sales of compounded sterile formulations adversely affected USC’s relationships with certain of its customers and with certain of USC’s independent contractors and sales representatives, and is expected to continue to adversely affect sales of compounded sterile compounded formulations.

Cost of Sales.

Cost of sales were approximately $1,346,000 and $0 for the three months ended June 30, 2016 and 2015, respectively. Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $3,430,000 and $1,270,000 for the three months ended June 30, 2016 and 2015, respectively. The increase in research and development expenses was primarily due to additional expense in product development, consisting mostly of expenditures related to product testing and product validation of approximately $1,674,000. Compensation expense, which includes salaries, stock options, employee benefits and bonus accrual, increased by approximately $478,000 for the three month period ended June 30, 2016 compared to the comparable period of the prior year, primarily due to salary increases, additional stock options granted and monthly accrual of bonus.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the three months ended June 30, 2016 and 2015 were approximately $4,583,000 and $2,262,000, respectively. The increase was primarily due to our USC subsidiary that we acquired during the second quarter of 2016, of approximately $2,004,000. Expenses related to the commercialization activities related to Epinephrine PFS product decreased by approximately $19,000. Compensation expense for selling, general and administrative employees increased by approximately $136,000 for the three months ended June 30, 2016 compared to the comparable period of the prior year, primarily due to salary increases, new hires, additional stock options granted and monthly accrual of bonus. Other increases in expenditures for the three months ended June 30, 2016 compared to the comparable quarter in 2015 included increase in insurance costs of approximately $54,000, USC acquisition related expenses of approximately $62,000 and increase of approximately $84,000 in other expenses in relation to SEC and proxy expenses, franchise tax, board of directors’ fees, patent cost and upgrade of telephones, file sharing service and data server.

Other Income (Expense). Other income (expense) for the three month period ended June 30, 2016 and 2015 was approximately $1,717,000 and approximately ($113,000), respectively. Other Income (Expense) consists primarily of a change in fair value of warrants, change in fair value of derivative liabilities and interest expense. The net change in fair value of warrants and derivatives resulted in an income of approximately $1,789,000 for the three months ended June 30, 2016, compared to expense of approximately $113,000 for the three months ended June 30, 2015. The cancellation of the liability classified warrants resulted in the recognition of the recorded liability to income.  Interest expense for the three months ended June 30, 2016 and 2015 was approximately $72,000 and $0, respectively. The increase in debt related expenses for the three month period ended June 30, 2016, in comparison to the same period for fiscal 2015 was due to the working capital loan of $2.0 million and other bank liabilities assumed in relation to the acquisition of USC in April 2016.

Liquidity and Capital Resources

We have incurred net losses of approximately $12.1 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively. Since inception, and through June 30, 2016, we have an accumulated deficit of approximately $81.1 million. Since inception and through June 30, 2016 we have financed our operations principally through debt financing, through private issuances of common stock and preferred stock, and through underwritten public offerings of common stock. Since inception and through June 30, 2016, we have raised a total of approximately $79.0 million in debt and equity financing transactions, consisting of approximately $17.8 million in debt financing and approximately $61.2 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing licenses, acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Total assets were approximately $29.4 million and $12.1 million as of June 30, 2016 and December 31, 2015, respectively.  Current liabilities exceed current assets by approximately $11.8 million at June 30, 2016.

Net cash used in operating activities for the six months ended June 30, 2016 and 2015, was approximately $11.1 million and $6.0 million, respectively. Net cash used in operating activities increased due to additional research and development costs, and increases in SG&A expenses.

Net cash provided by investing activities was approximately $365,000 and $0 for six months ended June 30, 2016 and 2015, respectively. The net cash provided by investing activities increased due to the cash received from the acquisition of USC.

Net cash provided by financing activities was approximately $7.1 million and $10.6 million for the six months ended June 30, 2016 and 2015, respectively. Net cash flows provided by financing activities decreased due to the issuance of common stock in January 2015 that generated net proceeds of approximately $10.6 million whereas, in 2016, capital raised from issuance of preferred stock and warrant conversion totaled $5.1 million and proceeds of bank loan amounted to $2 million.

As noted above under the heading “Going Concern and Management Plan,” through June 30, 2016, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding in the near future, our cash resources will be depleted and we will be required to materially reduce or suspend operations. Even if are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding. As noted under the heading Recent Developments, the Company will be required to devote additional cash resources, which could be significant, in order to respond to the issues and questions raised by the FDA in the CRL regarding our Epinephrine PFS product and to continue development of our other product candidates including APC-1000 and APC-5000, and to support our other operations and activities.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 have not significantly changed except for the following policies that have been adopted during the six months ended June 30, 2016.

Revenue Recognition

The Company recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Revenues from our USC subsidiary consist of sales of compounded drugs for humans and animals, including sterile injectable and non-sterile integrative therapies. Sales discounts and rebates are sometimes offered to customers if specified criteria are met. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale.

Accounts Receivable

 Accounts receivable are reported at the amount management expects to collect on outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and credit to allowance for doubtful accounts. Uncollectible amounts are based on USC's history of past write-offs and collections and current credit conditions. Provision for bad debt totaled $15,563 for the period ended June 30, 2016.

 Inventories

Inventories are valued at the lower of cost or market. The cost of inventories are determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, currently marketed products, and device supplies. A reserve for obsolescence is recorded monthly based on a review of inventory for obsolescence. Reserve for obsolescence was $20,253 as of June 30, 2016.

Acquisitions and Intangibles

The Company has engaged in business combination activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition, as goodwill presents the excess of the purchase price of an acquired business over the fair value of its net tangible and identifiable intangible assets.

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test.

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets' book value to future net undiscounted cash flows that the assets are expected to generate.

 Claims Liabilities

             USC is self-insured up to certain limits for health insurance. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. As of June 30, 2016, the Company was self-insured for up to the first $40,000 of claims per covered person with an aggregate deductible of $626,445. The estimated IBNR (Incurred But Not Reported) provided by the plan administrator was $77,818 at June 30, 2016.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We maintain a valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Until such time as we can demonstrate that we will no longer incur losses, or if we are unable to generate sufficient future taxable income, we could be required to maintain the valuation allowance against our deferred tax assets.

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11 Simplifying the Measurement of Inventory which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. We have not yet evaluated the impact of ASU No. 2015-11 on our financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 is a response to concerns brought up by the Joint Transaction Resource Group for Revenue Recognition (TRG). The Update is intended to improve Topic 606 (Revenue from Contracts with Customers) by reducing the potential for diversity in practice and application, and the complexity of application. The effective date for ASU No. 2016-12 defers the effective date for Update 2014-09 (Fiscal periods beginning after December 15, 2017) by one year, which will be fiscal 2018 for us. We do not expect adoption of ASU No. 2016-12 to have a significant impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. ASU No. 2016-13 is intended to provide users of financial statements with more decision-useful information about credit losses on financial instruments that are expected, but do not yet meet the “probable” threshold. This Update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The effective date that applies to SEC filers for ASU No. 2016-13 is for fiscal years beginning after December 15, 2019. We have not yet evaluated the impact of ASU No. 2016-13 on our financial statements.

Off Balance Sheet Arrangements

At June 30, 2016, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls

Except as described in this paragraph, there has been no change during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In connection with our acquisition of U.S. Compounding, Inc. (“USC”) in April 2016, we began implementing the Company’s standards and procedures at USC, including controls over accounting systems, financial reporting, and the preparation of financial statements in accordance with U.S. GAAP. We are continuing to integrate the acquired operations of USC into our overall internal control over financial reporting process.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding certain legal proceedings to which the Company is or may become a party can be found in the description of legal proceedings contained in the Company’s most recent Annual Report on Form 10-K for the nine-month period ended December 31, 2015, and is incorporated herein by reference. There have not been any material developments with respect to any such proceedings during the quarter to which this Report on Form 10-Q relates.

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at June 30, 2016, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent transition report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and in our Report on Form 8-K filed with the Commission on July 28, 2016, including under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as described below, information required by this Item regarding sales of equity securities during the quarter ended June 30, 2016, without registration under the Securities Act of 1933, as amended, has been previously included in Current Reports on Form 8-K filed by the Company.

On March 25, 2016, the Company issued an option to a consultant to purchase 55,000 shares of common stock, with an exercise price of $8.46 per share, representing the fair market value of the common stock on the date of grant.  The option was exercisable in full as of the date of grant.  The securities were issued in a private placement transaction in reliance on Section 4(2) of the Securities Act of 1933, as amended. The optionee represented that the securities were being acquired for investment purposes, for the person’s or entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, and that the optionee was an accredited investor as defined in Regulation D promulgated under the Securities Act.

During April 2016, the Company issued 26,144 shares of common stock upon exercise of a warrant granted in June 2013 in connection with a private placement transaction.  The warrant holder exercised the warrant for cash at an exercise price of $3.40 per share, and the Company received cash of approximately $89,000. The warrant, and the shares issued upon exercise of the warrant, were issued in a private placement transaction to the warrant holder and a limited number of other shareholders in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act. Each person or entity to whom securities were issued represented that the securities were being acquired for investment purposes, for the person’s or entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, and that such person was an accredited investor as defined in Regulation D.

ITEM 3. Defaults Upon Senior Securities

As we have previously disclosed in our SEC filings and as disclosed elsewhere in this Report on Form 10-Q, in connection with our acquisition of USC and the transactions contemplated by the Merger Agreement relating to the USC transaction, we assumed approximately $5,722,500 principal amount of debt obligations under certain loan agreements and related agreements and documents of USC and certain related entities (the “Existing Loan Documents”), and agreed to become an additional co-borrower under such Existing Loan Documents.  The lender under the Existing Loan Documents was Bear State Bank, N.A. (the “Bank”).  The borrowers under these Existing Loan Documents, which include USC and us, among other parties, are required to make current periodic interest payments under the Existing Loan Documents in an amount of approximately $18,000 per month.  There have not been any material defaults in scheduled payments of principal or interest under the Existing Loan Documents.  However, as previously disclosed, USC and the other borrower entities under the Existing Loan Documents were, at the time of our acquisition of USC, in default of certain covenants in the Existing Loan Documents, including without limitation those that requires maintenance of certain financial ratios relating to maintaining at least a certain Fixed Charge Coverage ratio and to the eligible Borrowing Base (based on eligible accounts receivable, inventory and real property), as defined in the Existing Loan Documents.

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

In addition, in recognition of the fact that the loans made by the Bank under the Existing Loan Documents were in default with respect to certain nonmonetary covenants in the Existing Loan Documents, the Bank agreed that until October 31, 2016, and subject to compliance with the other provisions of the Loan Amendment Agreement, it would not pursue available remedies as a result of such noncompliance or demand payment under the promissory notes included in the Existing Loan Documents.  In addition, in the Loan Amendment Agreement the Company and the Bank agreed to discuss in good faith mutually agreeable amendments or modifications to the Existing Loan Documents in light of the changes in circumstances resulting from the Merger. In August 2016, the Company received a commitment letter from the Bank describing a proposal to modify, consolidate and replace certain of the Existing Loan Documents with a new loan agreement, and the Company expects to engage in discussions with the Bank concerning modifications to the other Existing Loan Documents or entering into new loan agreements to replace and supersede the other Existing Loan Documents.

ITEM 4. Mine Safety Disclosures

Removed and Reserved.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	Business Loan Agreement dated July 14, 2014, between First Federal Bank and U.S. Compounding, Inc., and related loan documents.

10.2	Business Loan Agreement dated July 14, 2014, between First Federal Bank and U.S. Compounding, Inc., and related loan documents.

10.3	Business Loan Agreement between 4 HIMS, LLC and First Federal Bank dated August 8, 2014, and related loan documents.

10.4	Business Loan Agreement between Tribute Labs, LLC and First Federal Bank dated March 21, 2014, and related loan documents.

10.5	Loan Amendment, Forbearance and Assumption Agreement, between the Company and Bear State Bank, N.A.

10.6	Development, License and Commercialization Agreement dated as of May [10], 2016, between the Company and Watson Laboratories, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 (1) Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: August 15, 2016	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: August 15, 2016	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer

