Form 10-Q
period 2016-09-30
Adamis Pharmaceuticals Corp
filed 2016-11-14
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 14, 2016, was 21,584,833.

1

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016
	(Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$7,810,522	$4,080,648
Restricted Cash	1,000,000	—
Accounts Receivable, net	595,639	—
Inventories, net	1,056,868	—
Prepaid Expenses and Other Current Assets	265,299	70,985
Total Current Assets	10,728,328	4,151,633
LONG TERM ASSETS
Security Deposits	85,000	85,000
Intangible Assets, net	18,753,720	7,766,960
Goodwill	2,225,101	—
Building & Equipment, net	4,957,676	58,260
Total Assets	$36,749,825	$12,061,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,710,182	$497,794
Deferred Revenue	44,179	—
Accrued Other Expenses	1,803,215	214,036
Accrued Bonuses	705,955	478,274
Bank Loans - Line of Credit	4,115,792	—
Bank Loans - Building and Equipment, current portion	421,462	—
Warrants, at fair value	—	1,174,312
Warrant Derivative Liabilities, at fair value	—	383,404
Total Current Liabilities	8,800,785	2,747,820

LONG TERM LIABILITIES
Building and Equipment Loans, net of current portion	3,185,304	—
Total Liabilities	11,986,089	—

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.0001; 10,000,000 Shares Authorized; Series A Convertible, Zero and 1,009,021 Issued and Outstanding at September 30, 2016 and December 31, 2015, Respectively; Series A-2 Convertible, 1,724,137 and Zero Issued and Outstanding at September 30, 2016 and December 31, 2015, Respectively	172	101
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 21,199,959 and 13,739,199 Issued, 20,892,419 and 13,431,659 Outstanding at September 30, 2016 and December 31, 2015, Respectively	2,120	1,374
Additional Paid-in Capital	112,555,117	78,339,143
Accumulated Deficit	(87,788,444)	(69,021,356)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	24,763,736	9,314,033
	$36,749,825	$12,061,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$2,075,919	$—	$4,004,023	$—
COST OF GOODS SOLD	1,821,372	—	3,167,402	—
Gross Profit	254,547	—	836,621	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,335,388	2,125,100	12,534,868	7,180,478
RESEARCH AND DEVELOPMENT	1,494,399	1,182,542	8,325,119	3,807,455
Loss from Operations	(6,575,240)	(3,307,642)	(20,023,366)	(10,987,933)
OTHER INCOME (EXPENSE)
Interest Expense	(70,234)	—	(142,625)	—
Interest Income	1,265	—	1,432	—
Change in Fair Value of Warrants	—	139,822	1,049,330	1,139,854
Change in Fair Value of Warrant Derivative Liabilities	—	19,613	348,141	(86,736)
Total Other Income (Expense), net	(68,969)	159,435	1,256,278	1,053,118
Net (Loss)	(6,644,209)	(3,148,207)	(18,767,088)	$(9,934,815)
Deemed Dividend on Preferred Stock	(1,374,229)	—	(1,374,229)	—
Net Loss Applicable to Common Stock	$(8,018,438)	$(3,148,207)	$(20,141,317)	$(9,934,815)
Basic and Diluted (Loss) Per Share:

Basic (Loss) Per Share	$(0.41)	$(0.23)	$(1.25)	$(0.75)

Basic Weighted Average Shares Outstanding	19,606,190	13,420,648	16,154,022	13,223,735

Diluted (Loss) Per Share	$(0.41)	$(0.24)	$(1.25)	$(0.82)

Diluted Weighted Average Shares Outstanding	19,606,190	13,504,254	16,154,022	13,391,689

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(18,767,088)	$(9,934,815)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	3,512,827	1,881,540
Stock Issued in Exchanged of Services	59,087	25,002
Deferred Revenue	44,179	—
Provision for Bad Debts	40,711	—
Change in Fair Value of Warrants	(1,049,330)	(1,139,854)
Change in Fair Value of Warrant Derivative Liabilities	(348,141)	86,736
Depreciation and Amortization Expense	1,752,012	742,717
Change in Assets and Liabilities:
(Increase) Decrease in, net of impact of USC acquisition:
Accounts Receivable - Trade	(172,690)	—
Inventories	(112,910)	—
Prepaid Expenses and Other Current Assets	(130,940)	112,210
Increase (Decrease) in, net of impact of USC acquisition:
Accounts Payable	(2,147,350)	(378,230)
Accrued Other Expenses and Bonuses	(554,792)	498,808
Net Cash (Used in) Operating Activities	(17,874,425)	(8,105,886)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(16,832)	—
Cash From Acquisition of USC	381,883	—
Cash Payment to Former Shareholders of USC	(32)	—
Net Cash (Used in) Investing Activities	365,019	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance cost	10,216,080	10,565,972
Proceeds from Issuance of Preferred Stock, net of issuance cost	9,845,420	—
Proceeds from Exercise of Warrants	177,780	75,589
Proceeds from Bank Loan - Line of Credit	2,000,000	—
Restricted Cash - Certificate of Deposit Held as Collateral	(1,000,000)	—
Net Cash Provided by Financing Activities	21,239,280	10,641,561
Increase in Cash	3,729,874	2,535,675
Cash:
Beginning	4,080,648	3,774,665
Ending	$7,810,522	$6,310,340

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$2,400	$4,695
Cash Paid for Interest	$175,482	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Series A-2 Preferred, Beneficial Conversion Feature	$1,374,229	$—
Release of Warrants Liability Upon Exercise	$160,245	$230,332

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

Overview of U.S. Compounding, Inc.

USC, which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act and the U.S. Drug Quality and Security Act, provides prescription compounded medications, including compounded sterile preparations and non-sterile compounds to patients, physician clinics, hospitals, surgery centers and other clients in many states throughout the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, injectables, urological preparations, ophthalmic preparations, topical compounds for pain and men’s and women’s health products. USC’s compounded formulations in many circumstances are offered as therapeutic alternatives to drugs approved by the U.S. Food and Drug Administration, or the FDA. USC also provides certain veterinary pharmaceutical products for animals.

Revenue Recognition

The Company recognizes revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Revenues from our USC subsidiary consist of sales of compounded drugs for humans and animals, including sterile injectable and non-sterile integrative therapies. Sales discounts and rebates are sometimes offered to customers if specified criteria are met. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect on outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and credit to allowance for doubtful accounts. Uncollectible amounts are based on USC's history of past write-offs and collections and current credit conditions. Provision for bad debt totaled $40,711 as of September 30, 2016.

Inventories

Inventories are valued at the lower of cost or market. The costs of inventories are determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, currently marketed products, and device supplies. A reserve for obsolescence is recorded monthly based on a percentage of raw materials and finished goods inventory and was $109,206 as of September 30, 2016.

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

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test.

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

Claims Liabilities

USC is self-insured up to certain limits for health insurance. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. As of September 30, 2016, the Company was self-insured for up to the first $40,000 of claims per covered person with an aggregate deductible of $766,497. The Claims Payable at September 30, 2016 was $225,540 consisting of the estimated IBNR (Incurred But Not Reported) provided by the plan administrator of $161,790 and claims reported but not yet paid of $63,750.

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

Liquidity and Capital Resources

Our cash was $8,810,522,including the $1.0 million in restricted cash held by the bank as loan collateral, and $4,080,648 at September 30, 2016 and December 31, 2015, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that will be required to conduct the clinical and regulatory work to develop the Company’s product candidates, commercially launch any products that may be approved by applicable regulatory authorities, market and sell products and otherwise support the Company's intended business activities. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, in order to satisfy existing obligations, liabilities and future working capital needs, to build working capital reserves, to fund the Company’s research and development projects and to support the operations of USC. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares outstanding for the nine months ended September 30, 2016 and September 30, 2015 consist of outstanding equity classified warrants (9,194,044 and 1,730,868, respectively), outstanding options (4,403,519 and 2,146,133, respectively), outstanding restricted stock units (350,000 and 5,590, respectively), and convertible preferred stock (1,724,137 and 1,009,021, respectively).

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

In July 2016, the Company issued 1,724,137 shares of Series A-2 Convertible Preferred Stock and warrants to purchase up to 1,724,137 shares of common stock or Series A-2 Preferred. The shares of Series A-2 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $2.90 per unit. Using the guidance provided by Accounting Standards Codification (ASC) 820, Fair Value Measurements, the Convertible Series A-2 Preferred and the Warrants were valued at $3.18 per share and $0.69 per unit, respectively, using the Binomial Option Pricing Model. After calculating the values of the Convertible Series A-2 and the warrants, the Beneficial Conversion Feature ("BCF") at issuance was approximately $1,374,000. Accordingly, the Company considered the impact of the BCF from the July 2016 private placement (see Note 6) on the calculation of the earnings per share.

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Numerator for basic loss per share	$(8,018,438)	$(3,148,207)	$(20,141,317)	$(9,934,815)
Denominator for basic loss per share	19,606,190	13,420,648	16,154,022	13,223,735
Loss per common share - basic	$(0.41)	$(0.23)	$(1.25)	$(0.75)

Loss per Share - Diluted
Numerator for basic loss per share	$(8,018,438)	$(3,148,207)	$(20,141,317)	$(9,934,815)
Adjust: Change in Fair Value of Warrant Liability	—	(139,822)	—	(1,139,854)
Adjust: Change in Fair Value Warrant Derivative Liability	—	(19,613)	—	86,736
Numerator for dilutive loss per share	$(8,018,438)	$(3,307,642)	$(20,141,317)	$(10,987,933)

Denominator for basic loss per share	19,606,190	13,420,648	16,154,022	13,223,735
Plus: Incremental shares underlying “in the money” warrants outstanding	—	83,606	—	167,954
Denominator for dilutive loss per share	19,606,190	13,504,254	16,154,022	13,391,689
Loss per common share - diluted	$(0.41)	$(0.24)	$(1.25)	$(0.82)

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU No. 2016-15 is intended to provide guidance regarding eight specific cash flow issues.  The amendments have been issued as an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim fiscal periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.   We do not expect adoption of ASU No. 2016-15 to have a significant impact on our financial statements.

Note 2: Acquisition of U.S. Compounding

On April 12, 2016, the Company filed a report on Form 8-K announcing the completion of its acquisition of USC pursuant to the terms of the Agreement and Plan of Merger, dated March 28, 2016 (the "Merger Agreement"), with USC and Merger-Sub. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into USC, with USC surviving as a wholly owned subsidiary of the Company. Pursuant to the Merger and the Merger Agreement, all of the outstanding shares of common stock of USC were converted into the right to receive a total of approximately 1,618,539 shares of Adamis common stock; and as described further below, in connection with the Merger and the transactions contemplated by the Merger Agreement, the Company assumed approximately $5,722,000 principal amount of debt obligations and related loan agreements of USC and certain related entities.

The merger is accounted for as an acquisition of USC under the purchase method of accounting in accordance with FASB Accounting Standard Codification Subtopic 805—Business Combinations. The assets and liabilities of USC will be reflected at fair value on the balance sheet of the Company. The fair value of the assets and liabilities reflected in the financial statements and notes appearing in this Report on Form 10-Q was based on the estimated value of USC as of April 11, 2016 (the date on which the Company acquired USC). A final determination of the purchase accounting adjustments, including the allocation of fair value to the USC assets and liabilities, has not been made. Actual adjustments and allocations will be based on the final purchase price and analyses of fair values of identifiable tangible and intangible assets, and estimates of the useful lives of tangible and intangible assets, which will be completed after the Company completes its valuation and assessment process, which the Company believes will be finalized not later than one year from the acquisition date. Accordingly, the purchase accounting adjustments made in connection with the development of the financial statements are preliminary. Differences between the preliminary and final purchase price allocations could have a material impact on the accompanying unaudited financial statements for the period ended September 30, 2016, and the Company's future results of operations and financial position. The Company's unaudited financial statements as of September 30, 2016 do not include any adjustments to income tax benefit/provision related to the Merger.

Total purchase price is summarized as follows:

Stock to Seller at Close	$3,598,884
Stock to Escrow	1,899,000
Incentive Stock to Seller	4,747,500
Plus: Assumed Liabilities	5,722,558
Total Purchase Price	$15,967,942

The purchase price has been preliminarily allocated based on the fair value of assets acquired and liabilities assumed:

Assets Acquired:
Cash	$381,883
Accounts Receivable and Prepaid Expenses	527,034
Inventory	943,958
Property, Plant & Equipment	5,202,356
Intangible Assets	12,419,000
Goodwill	2,225,101
Total assets	21,699,332

Liabilities Assumed:
Accounts Payable and Accrued Expenses	5,731,390
Total Liabilities	5,731,390

Total Purchase Price	$15,967,942

Note 3: Inventories

As of September 30, 2016, the inventories of  the Company, which consist of inventories of the Company's wholly-owned subsidiary USC, consisted of the following:

Finished Goods	$492,413
Raw Material	416,861
Devices	147,594
$1,056,868

Note 4: Fixed Assets

            Fixed Assets at September 30, 2016 is summarized in the table below:

Fixed Asset Description	Costs	Accumulated Depreciation	Net Book Value
Adamis:
Equipment	$97,100	$(53,405)	$43,695

USC:
Land	460,000	—	460,000
Building	3,040,000	(47,570)	2,992,430
Machinery & Equipment	1,296,126	(227,839)	1,068,287
Furniture & Fixtures	129,630	(16,101)	113,529
Automobile	9,395	(1,794)	7,601
Leasehold Improvements	284,037	(11,903)	272,134
	$5,316,288	$(358,612)	$4,957,676

 For the three months and nine months ended September 30, 2016, depreciation expense was $167,719 and $319,772, respectively.

Note 5: Intangible Assets and Goodwill

The Company’s intangible assets at September 30, 2016, consisted of the following:

	Amortization Periods (in years)	Cost	Accumulated Amortization	Net Carrying Value
Adamis:
Taper DPI Intellectual Property	5 years	$9,708,700	$(2,669,892)	$7,038,808
USC:
Trade Name and Brand	Indefinite	1,245,000	—	1,245,000
Non-competition Agreement	3 years	1,639,000	(256,473)	1,382,527
Customer Relationships	10 years	5,572,000	(261,574)	5,310,426
FDA 503B Registration and Compliance	10 years	3,963,000	(186,041)	3,776,959
		$22,127,700	$(3,373,980)	$18,753,720

 Amortization expense for intangible assets for the periods ended September 30, 2016, was as follows:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Adamis:
Taper DPI Intellectual Property	$242,717	$728,152
USC:
Trade Name and Brand	—	—
Non-competition Agreement	136,583	256,473
Customer Relationships	139,300	261,574
FDA 503B Registration and Compliance	99,075	186,041
	$617,675	$1,432,240

Estimated future amortization expense for the Company's intangible assets at September 30, 2016, is as follows:

Remainder of 2016	$617,676
2017	2,470,703
2018	2,470,703
2019	2,077,647
2020	1,924,370
Thereafter	7,947,621
$17,508,720
11

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

Note 6: Sale of Preferred Stock

August 2014 Series A Preferred Stock

In August 2014, the Company completed a private placement transaction with a small number of sophisticated investors pursuant to which the Company issued 1,418,439 shares of Series A Convertible Preferred Stock and warrants to purchase up to 1,418,439 shares of common stock. The shares of Series A Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $3.525 per unit. The Series A Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $3.40 per share, and the warrants are exercisable for five years. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A Preferred or exercise of the warrants (without regard to any limitations on conversion). In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A Preferred and the warrants.

The warrants include call provisions giving the Company the option, subject to various conditions, to call the exercise of any or all of the 2014 warrants, by giving a call notice to the warrant holders. We may give a call notice only within (i) if a holder and its affiliates beneficially own 2% or less of our outstanding common stock, then 10 trading days after any 20-consecutive trading day period during which the daily volume weighted average price of the common stock (the “VWAP”) is not less than 250% of the exercise price for the 2014 warrants in effect for 10 out of such 20-consecutive trading day period, and (ii) if holder and its affiliates beneficially own more than 2% of the outstanding common stock, five trading days after any 30-consecutive trading day period during which the VWAP of the common stock is not less than 250% of the exercise price then in effect for 25 out of such 30-consecutive trading day period. The exercise price of the 2014 warrants is $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. During a “call period” of 30 trading days following the date on which the call notice is deemed given and effective (with the call period being extended for one trading day for each trading day during the call period during which the VWAP is less than 225% of the exercise price then in effect during the call period), a holder may exercise the 2014 warrant and purchase the called warrant shares. Subject to the foregoing and to the other provisions of the 2014 warrants, if the holder fails to timely exercise the called 2014 warrant, the Company may cancel the unexercised called warrant (or portion thereof that was called).

As of September 30, 2016, the investors have converted 1,418,439 shares of Series A Preferred into an equal number of shares of common stock, with no shares of Series A Preferred remaining outstanding.

January 2016 Series A-1 Preferred Stock

On January 26, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,183,432 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) and warrants to purchase up to 1,183,432 shares of common stock or Series A-1 Preferred. The shares of Series A-1 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $4.225 per unit. The Series A-1 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $4.10 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-1 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-1 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-1 Preferred and the warrants. The January 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the January 2016 warrants is $4.10 per share, and accordingly 250% of such exercise price is $10.25 per share.

As of September 30, 2016, the investors have converted 1,183,432 shares of Series A-1 Preferred into an equal number of shares of common stock, with no shares of Series A-1 Preferred Shares remaining outstanding.

July 2016 Series A-2 Preferred Stock

On July 11, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,724,137 shares of Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) and warrants to purchase up to 1,724,137 shares of common stock or Series A-2 Preferred. The shares of Series A-2 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $2.90 per unit. The Series A-2 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $2.90 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-2 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-2 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-2 Preferred and the warrants. The July 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the July 2016 warrants is $2.90 per share, and accordingly 250% of such exercise price is $7.25 per share.

On the date of the issuance, the fair value of the common stock issuable upon conversion of the Series A-2 preferred stock was greater than the proceeds received for the Series A-2 convertible preferred stock. As such, the Company accounted for the beneficial conversion feature under ASC 470-20, Debt with Conversion and Other Options. The Company identified a deemed dividend charge of approximately $1,374,000 for the recognition of a discount on the Series A-2 convertible preferred stock, resulting from an allocation of the proceeds received between the warrants and the beneficial conversion feature embedded within the Series A-2 preferred stock, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series A-2 convertible preferred stock exceeded the proceeds from such issuance. The deemed dividend on preferred stock was a non-cash transaction and reflected below the net loss in the Consolidated Statement of Operations to arrive at net loss applicable to common stock.

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

Secured Convertible Promissory Notes

On June 26, 2013, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a small number of accredited institutional investors. Pursuant to a Subscription Agreement (the “Purchase Agreement”) and other transaction documents, we issued Secured Convertible Promissory Notes (“Secured Notes”) and common stock purchase warrants (“Warrants”) to purchase up to 764,960 shares of common stock (“Warrant Shares”), and received gross cash proceeds of $5,300,000, of which $286,349 was used to pay for transaction costs, fees and expenses. The Secured Notes had an aggregate principal amount of $6,502,158. The Secured Notes are no longer outstanding. The exercise price of the Warrants was subject to anti-dilution provisions providing that, with the exception of certain excluded categories of issuances and transactions, if we issue any shares of common stock or securities convertible into or exercisable for common stock, or if common stock equivalents are repriced, at an effective price per share less than the exercise price, without the consent of a majority in interest of the investors, the exercise price would be adjusted downward to equal the per share price of the securities issued or deemed issued in such transaction.

The Warrants were exercisable for a period of five years from the date of issuance. The exercise price of the Warrants was initially $12.155 per share (and was subsequently reduced to $3.40 per share), which was 110% of the closing price of the common stock on the day before the closing. The Warrants provided for proportional adjustment of the number and kind of securities purchasable upon exercise of the Warrants and the per share exercise price upon the occurrence of certain specified events, and included price anti-dilution provisions which provided for an adjustment to the per share exercise price of the Warrants and, in certain instances, the number of shares issuable upon exercise of the Warrants, if the Company issued common stock or common stock equivalents at effective per share prices lower than the exercise price of the Warrants. The Warrants included call provisions and, as described in great detail in the paragraph below, subject to a call notice given by the Company in May 2016, after expiration of the applicable call period all unexercised Warrants were cancelled in June 2016.

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

The Warrants with the embedded call option at issuance were valued using the Binomial Option Pricing Model (“BOPM”). The estimated fair value of a single Warrant, including the call option, was $2.329 per share and the estimated value of the Warrant anti-dilution reset feature was $1.2002 per share. As a result, the Company recorded liabilities for the warrant and warrant down-round protection derivative totaling $2,398,280. The warrant and warrant derivative liabilities at September 30, 2016 were zero with the cancellation of the June 2013 warrants, see Note 8.

Working Capital Line of Credit

On March 28, 2016, the Company entered into a loan and security agreement (sometimes referred to as the "Adamis New Working Capital Line") with Bear State Bank, N.A. (the “Lender” or the “Bank”), pursuant to which the Company may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement. Interest on amounts borrowed under the Adamis New Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly. The entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to the loan documents, are due and payable on March 1, 2017, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents. The Company's obligations under the loan agreement are secured by certain collateral, including without limitation its interest in amounts that it has loaned to USC, and a warrant that the Company issued to the Bank to purchase up to 1,000,000 shares of the Company's common stock at an exercise price equal to par value per share, exercisable only if the Company is in default under the loan agreement or related loan documents.

On November 14, 2016, the Adamis New Working Capital Line with the Bank was amended to include a Certificate of Deposit of the Company for $1.0 million as additional collateral to the working capital line of credit, and to make certain other amendments to the loan documents relating to the Adamis New Working Capital Line, including to the provisions governing the warrant issued to the Bank to provide that if before full repayment of the Company’s obligations under the Adamis New Working Capital Line the value of the sum of (i) the amount of funds in the certificate of deposit plus (ii) the product of (A) the number of unexercised shares under the warrant multiplied by (B) the value of the Company’s common stock, falls below the product of (Y) 1.5 multiplied by (Z) the outstanding principal balance of the note evidencing the Adamis New Working Capital Line, then following delivery of a notice from the Bank to the Company, the Company agrees to either amend the warrant or provide an additional warrant to the Bank to provide the Bank with rights to acquire additional shares of common stock, or reduce the principal balance of the note, to bring the Company in compliance with the foregoing provisions. The  $1.0 million in Certificate of Deposit with the Bank, included as collateral, was recorded as Restricted Cash.

As of September 30, 2016, the loan balance on the Adamis New Working Capital Line of credit was $2,000,000 and interest expense related to the loan was approximately $29,000.

Loans Assumed from Acquisition of USC:

Building Loan

             In connection with the closing of the Merger and the transactions contemplated by the Merger Agreement, 4 HIMS, LLC, an entity of which Eddie Glover, the chief executive officer of USC, and certain other former stockholders of USC are members, agreed to sell to the Company, the building and property owned by 4 HIMS on which USC's offices are located, in consideration of the Company being added as an additional “borrower” and assuming the obligations under the loan agreement, promissory note and related loan documents that 4 HIMS and certain other parties previously entered into with the Lender (the "4 HIMS Loan Documents").

             On November 14, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, the Company agreed to pay the Bank monthly payments of principal and interest of  $15,411, with a final monthly payment and any other amounts due under the 4 HIMS Loan Documents due and payable in August 2019.

              As of September 30, 2016, the outstanding principal balance owed on the applicable note was approximately $2,454,000. The loan currently bears an interest of 3.75% per year and the Company paid all accrued interest of approximately $60,000 on September 30,2016.

USC Working Capital Loan

In connection with the Merger, Adamis agreed to be added as a Borrower and to assume the obligations as a Borrower under the USC Working Capital Loan Agreement and related promissory note and other related loan documents (the "USC Working Capital Loan Documents"). Under the USC Working Capital Loan Agreement, Lender agreed to loan funds to USC, as the “Borrower,” up to an aggregate principal amount of $2,500,000, and evidenced by the USC Working Capital Note. Borrowings are limited to 80% of qualified trade accounts receivables and 50% of qualified inventories per the borrowing base agreement and are collateralized with trade accounts receivables and inventory.

On November 14, 2016, the Company and Lender agreed to amend the USC Working Capital Loan Documents to provide that the personal property securing the Loan will also secure the Borrower's obligations under the other Existing Loan Documents with the Lender. In addition, a new financial covenant replaced the previous financial covenants, providing that USC will, at all times during the term of the loan, maintain a “Cash Flow Coverage Ratio” of not less than 1.2:1. “Cash Flow Coverage Ratio” is defined as: (i) net income plus non-cash expense items including, but not limited to, depreciation expense, amortization expense and option expense for the month in which the measurement date occurs times 12; divided by (ii) the cash required for payments of interest for the prospective twelve (12) month period and current maturities of principal on all outstanding debt to any person or entity, including without limitation to debt by the Company to the Lender. The Cash Flow Coverage Ratio will be measured on the last day of each December, March, June and September, commencing on December 31, 2016.  Under the amendment, in lieu of compliance with the foregoing covenant, Borrower has the option, at the time of each quarterly measuring period, of making a principal reduction in the amount of Two Hundred Fifty Thousand Dollars ($250,000).

In addition, pursuant to the amendment, Borrower and Lender agreed that certain other financial covenants set forth in the loan agreement included in the 4 HIMS Loan Documents, the loan agreement included in the Tribute Loan Documents, and the loan agreement included in the USC Equipment Loan Agreement, as well as the original USC Working Capital Loan Agreement described above, are waived for the remainder of the term of the respective loans, and certain individual guarantors, including without limitation Eddie W. Glover, the chief executive officer of USC, were released from their individual guarantor obligations under certain of the loan documents. The amended loan will mature on September 30, 2017.

As of September 30, 2016, the outstanding unpaid principal balance was approximately $2,116,000. The note currently accrues interest at 3.25% per year, and the Company paid all accrued interest of approximately $60,000 on September 30, 2016.

Equipment Loans, Consolidated

            Equipment Loan, Tribute. In connection with the Merger, Tribute Labs, LLC, a Nevada limited liability company and former related party of USC (“Tribute” or “Borrower”) assigned to Adamis all of its rights under the loan agreement, promissory note and related loan documents that Tribute and certain other parties previously entered into with the Lender (the "Tribute Loan Documents"). Adamis agreed to become an additional co-borrower and to assume Borrower’s obligations under the Tribute Loan Documents, in consideration of the transfer to USC of laboratory equipment owned by Tribute and used to perform testing services for USC’s products, and Lender consented to such assignment. As of September 30, 2016, the outstanding unpaid principal balance under the applicable note was approximately $518,000. The loan currently bears an interest of 4.75% per year, and the Company paid all accrued interest of approximately $26,000 on September 30, 2016.

            USC Equipment Loan. In connection with the Merger, Adamis agreed to become a Borrower and to assume the obligations as a Borrower under the USC Equipment Loan Agreement and the related USC Equipment Loan Documents. Under the USC Equipment Loan Agreement, Lender agreed to loan funds to USC, as the “Borrower,” up to an aggregate principal amount of $700,000, with amounts loaned evidenced by the Commercial Line of Credit Agreement and Note (the “USC Equipment Note”). The loan is collateralized by USC's property and equipment. As of September 30, 2016, the outstanding unpaid principal balance under the USC Equipment Note was approximately $635,000. The note currently accrues interest at 3.25% per year and, the Company paid interest of approximately $18,000 on September 30, 2016.

            Consolidated Equipment Loans. On November 14, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019.

Loan Amendment, Forbearance and Assumption Agreement

In connection with our acquisition of USC in April 2016, Lender, Adamis, USC, 4 HIMS and Tribute (USC, 4 HIMS and Tribute sometimes referred to as the “Initial Loan Parties” and together with Adamis, collectively the “Loan Parties”), and certain individual guarantors, entered into a Loan Amendment, Forbearance and Assumption Agreement (the “Loan Amendment Agreement”).

Pursuant to the Loan Amendment Agreement, Adamis was added as a “Borrower” and co-borrower under the existing loan agreements and related loan documents between USC (and certain other entities) and Lender (the “Existing Loan Documents”), and assumed all of the rights, duties, liabilities and obligations as a Borrower and a party under the Existing Loan Documents, jointly and severally with the current borrower or borrowers under each of the Existing Loan Documents.

In the Loan Amendment Agreement, the Initial Loan Parties acknowledged that the Existing Loans were in default with respect to certain nonmonetary covenants contained in the Existing Loan Documents. The Bank agreed that all obligations of the Bank to forbear from pursuing its available remedies to collect the obligations evidenced and secured by the Existing Loan Documents shall conditionally exist until October 31, 2016 (the "Forbearance Period"). During the Forbearance Period, and subject to the terms of the Loan Amendment Agreement and the compliance by the Loan Parties with their obligations under the Loan Amendment Agreement, the Bank agreed that it would not pursue available remedies existing as a result of the Loan Parties’ failure to comply with the nonmonetary covenants of the Loan Parties as set forth in the Existing Loan Documents. Upon the expiration of the Forbearance Period, all monetary and nonmonetary obligations of the Loan Parties as set forth in the Existing Loan Documents will be fully reinstated or waived. As described above, in connection with the November 2016 amendments to the loan documents with the Bank, the nonmonetary covenants contained in the Existing Loan Documents were amended and modified.

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

Future principal payments under the amended bank loans identified below are as follows:

	Building Loan	Equipment Loan	Total
Loan Balance, 9/30/2016	$2,453,876	$1,152,890	$3,606,766
Less: Current Portion	(83,134)	(338,328)	(421,462)
Long Term Debt	2,370,742	814,562	3,185,304

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

The number of liability classified Warrants outstanding as of September 30, 2016 and December 31, 2015 were zero and 575,164, respectively. As shown in the table below, after the cancellation of the Warrants with call options the carrying value at September 30, 2016 was $0 and the carrying value of the down-round protection derivative for the same date was $0.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

		Warrant
	Warrants	Derivative	Total
Balance: December 31, 2015	$(1,174,312)	$(383,404)	$(1,557,716)
Release of Warrant Liability Upon Exercise	53,379	17,428	70,807
Net Change in Fair Value	(382,722)	(8,565)	(391,287)
Balance: March 31, 2016	(1,503,655)	(374,541)	(1,878,196)
Release of Warrant Liability Upon Warrant Exercise	71,603	17,835	89,438
Net Change in Fair Value	1,432,052	356,706	1,788,758
Balance: June 30, 2016	—	—	—
Net Change in Fair Value	—	—	—
Balance: September 30, 2016	$—	$—	$—

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. There were no changes in the valuation techniques during the nine months ended September 30, 2016 from December 31, 2015.

	Fair Value at	Fair Value at	Valuation	Unobservable
	9/30/2016	12/31/2015	Technique	Input	Range
Warrant Derivative and Warrant Down-round Protection Derivative (combined)	$—	$1,557,716	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	— & 50%

				Probability of reset provision being waived	— & 5%

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

 Note 10: Common Stock

On August 3, 2016, the Company completed a registered direct offering of 3,573,255 shares of common stock and warrants to purchase 3,573,255 shares of common stock under its existing shelf registration statements. The shares and warrants were sold in units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock at an exercise price of $2.98 per share, at a purchase price of $3.095 per unit. The warrants will expire five years from the date on which they become exercisable. Gross proceeds from the offering, after deducting placement agent fees, were approximately $10.2 million, excluding any future proceeds from the potential exercise of the warrants and before deducting other estimated offering expenses payable by the Company.

On August 25, 2016, the Company issued 5,590 shares of common stock upon the vesting of restricted stock units ("RSU") with a total value of approximately $63,670.

Note 11: Stock Option Plans, Shares Reserved and Warrants

 The Company has a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2009 Plan provides for the grant of performance cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 411,765 shares. The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. On May 25, 2016, upon the approval of the Company's stockholders at the annual meeting of stockholders, the number of shares reserved for issuance increased by 4,500,000, aggregating to 8,566,800 at September 30, 2016, including shares that have previously been issued under the 2009 Plan and shares that are covered by outstanding options, restricted stock units, or other awards under the 2009 Plan.

On July 11, 2016, warrants previously issued to consultants to purchase 17,647 shares of common stock at an exercise price of $3.74 per share expired.

 From July 18, 2016 to September 12, 2016, the Company granted options to purchase 40,000 shares of common stock to the new hires of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $2.62 to $3.08 per share. These options will vest over a period of three years and were valued using a Black Scholes model; the expected volatility was approximately 60%, the term was six years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.4%. The calculated fair value of the options was $64,950.

 During the three months ended September 30, 2016, previously granted and unvested options to purchase 152,500 shares of common stock were canceled following the holders’ termination of employment.

The following table summarizes the stock option activity for the nine months ended September 30, 2016:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Balance as of December 31, 2015	2,112,800	$5.60	8.05 years

Options Granted	2,530,697	6.59	8.51 years
Options Exercised	(46,379)	5.07	—
Options Canceled/Expired	(193,599)	7.83	—

Balance as of September 30, 2016	4,403,519	$6.08	8.32 years

Exercisable at September 30, 2016	1,910,880	$5.65	7.13 years

 The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 4,403,519 and 2,112,800 stock options outstanding at September 30, 2016 and December 31, 2015 was approximately $38,000 and approximately $916,000, respectively. The aggregate intrinsic value of 1,910,880 and 1,173,443 stock options exercisable at September 30, 2016 and December 31, 2015 was approximately $18,000 and $681,000, respectively.

The following table summarizes warrants outstanding at September 30, 2016:

	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2017
2013 Private Placement	22,057		$12.16	June 26, 2013	June 26, 2018
Underwriter Warrants	186,000		$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	27,900		$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A Warrants	1,418,439		$3.40	August 19, 2014	August 14, 2019
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Bear State Bank, Collateral to Line of Credit	1,000,000	*	$0.0001	March 28, 2016
Preferred Stock Series A-2 Warrants	1,724,137		$2.90	July 11, 2016	July 11, 2021
2016 Private Placement	3,573,255		$2.98	August 3, 2016	August 3, 2021
Total Warrants	9,194,044

*Exercisable upon default of Line of Credit at Bear State Bank, see Note 7.

At September 30, 2016, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, convertible preferred stock units, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	9,194,044
Convertible Preferred Stock	1,724,137
RSU	350,000
2009 Equity Incentive Plan	4,403,519
Total Shares Reserved	15,671,700

 Note 12: Subsequent Events

Amendments to Loan Agreements

As described in Note 7, which is incorporated herein by reference, on November 14, 2016, the Bank, the Company and certain other parties entered into agreements and documents amending the Existing Loan Documents and the Adamis New Working Capital Line to, among other things, amend and eliminate certain of the financial covenants that were contained in the Existing Loan Documents, amend the maturity dates of certain of the Existing Loan Documents, consolidate the Tribute Loan Documents and the USC Equipment Loan Agreement and related loan documents, provide for monthly payments under the 4 HIMS Loan Documents, include a certificate of deposit of the Company as part of the collateral securing the Company’s obligations under the Adamis New Working Capital Line, and make certain other amendments to the Existing Loan Documents and the Adamis New Working Capital Line.

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

Our USC subsidiary, which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act and the U.S. Drug Quality and Security Act, provides prescription compounded medications, including compounded sterile preparations, and nonsterile compounds to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, injectables, urological preparations, ophthalmic preparations, topical compounds for pain and men’s and women’s health products. USC’s compounded formulations in many circumstances are offered as therapeutic alternatives to drugs approved by the U.S. Food and Drug Administration, or the FDA. USC prepares and provides a broad range of customized stock keeping units to meet the individual requirements of customers located throughout most of the United States. USC also provides certain veterinary pharmaceutical products for animals.

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

The Company is continuing to review the CRL and actions that may be responsive to the items raised in the CRL. The Company has been in communication with the FDA regarding the CRL and plans to prepare and submit a response to the FDA that will be intended to address the items raised in the CRL. Under the FDA’s procedures concerning target response times, the Company believes that the FDA should respond to the Company’s additional submission within six months after the Company’s responsive submission, though that target deadline may be extended if FDA requests additional data, information, materials or clarification or for other reasons, such as difficulties scheduling an advisory committee meeting, FDA workload issues, or other reasons. The Company remains committed to attempting to obtain FDA approval of the NDA for the Epinephrine PFS product and commercializing the product, and remains hopeful that the issues and questions raised by the FDA in the CRL will be satisfactorily addressed and the product ultimately approved for marketing. However, the Company cannot provide any assurances concerning if or when the NDA will be approved and whether the Epinephrine PFS product will ultimately be commercialized. In addition, the Company will be required to devote additional cash resources, which could be significant, in order to respond to the issues raised by the FDA in the CRL and any follow-up requests and to design and manufacture the Epinephrine PFS product in a manner that is satisfactory to the FDA.

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

Termination of License Agreements Relating to Vaccine and Cancer Technologies

        As has been disclosed in the Company’s previous filings, the Company has previously entered into a number of license agreements pursuant to which the Company has acquired license rights regarding patent rights relating to a number of potential therapeutic vaccine and cancer product candidate technologies.  In April 2010, the Company acquired rights as licensee under three exclusive license agreements (the “WARF Agreements”) with the Wisconsin Alumni Research Foundation (“WARF”) regarding certain prostate cancer technologies and product candidates, named APC-100, APC-200 and APC-300.  In April 2011, the Company entered into an exclusive license agreement (the “UC/DF Agreement”) with The Regents of the University of California (“UCSD”) and the Dana-Farber Cancer Institute, Inc. (“DFCI”), pursuant to which the Company licensed certain patent rights relating to a telomerase-based cancer vaccine technology.

            The Company has also disclosed in its previous filings that it is currently primarily focused on its specialty pharmaceutical products and compounding pharmacy operations and does not intend to devote material financial resources for research and development of its licensed cancer and biotechnology product candidates and technologies.

            On November 10, 2016, the Company delivered a notice of termination to UCSD and DFCI of the UC/DF Agreement.  Under the terms of the agreement, the notice of termination is effective 90 days after delivery.  Also on November 10, 2016, the Company delivered a notice of termination to WARF of the WARF Agreements, which such termination to be effective 90 days after delivery of the notice.  These agreements permit either party to terminate the agreements upon prior notice to the other party, without termination fees or penalties.  As a result of termination of these agreements, the Company will not be responsible after the effective date of termination for minimum annual payments under the agreements or for payment of patent-related fees and costs relating to the licensed patents and technologies.  As part of the winding up and termination process, the Company is responsible for certain expenses and costs incurred through the effective date of termination, and certain provisions of the agreements survive the termination or expiration of the agreements.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2015 and the nine-month transition period ended December 31, 2014 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in its continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives, and that these factors raise substantial doubt about our ability to continue as a going concern. As of September 30, 2016, we had cash of approximately $8,811,000, including the $1.0 million in restricted cash, an accumulated deficit of approximately $87.8 million, and liabilities of approximately $12.0 million. Even with the proceeds from our July 2016 private placement financing transaction and our registered direct offering of shares of common stock and warrants, we will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates and to support our other activities. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three months and nine months ended September 30, 2016, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources we would exhaust our resources and would be unable to continue operations.

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

Results of Operations

Nine Months Ended September 30, 2016 and 2015

Revenues

Revenues were approximately $4,004,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively. The revenues for the nine-month period ended September 30, 2016, consist of and reflect our acquisition of USC effective April 11, 2016, but do not include revenues of USC before the closing date of the acquisition. Revenues for the nine-month period were adversely affected by the suspension of USC’s sterile compounded formulations, product recall and remediation efforts in the third and fourth quarters of 2015 and the first quarter of 2016.  USC resumed production and sales of compounded sterile formulations in March and April 2016.    The suspension of production and sales of compounded sterile formulations adversely affected USC’s relationships with certain of its customers and with certain of USC’s independent contractors and sales representatives, and is expected to continue to adversely affect sales of compounded sterile formulations.

Cost of Sales

Cost of sales were approximately $3,167,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively. We did not incur any cost of sales for the nine-month period of 2015, as we did not have any revenues for the nine-month period ended September 30, 2015, and our acquisition of USC was completed in April 2016. The cost of sales for the nine months ended September 30, 2016, was affected by an obsolescence expense of approximately $182,000 as a result of a surplus in production of sterile products in mid-March to April 2016, when USC resumed the production of sterile products, in anticipation of a larger number of customer orders following the resumption of sterile production than actually occurred before the products became obsolete. Moreover, some chemicals in inventory intended for sterile products had expired before the chemicals could be used. Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

Research and Development Expenses

Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $8,325,000 and $3,807,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase in research and development expenses was primarily due to the additional expense in product development, consisting mostly of expenditures related to product testing and product validation of approximately $4,422,000 relating to our Epinephrine PFS, APC-2000, APC-5000, and APC 100 product candidates and an initial trial relating to a veterinary product candidate, and an increase in regulatory fees.  These amounts were somewhat offset by a reduction in development costs for our APC 3000, APC 1000 and TeloB-VAX product candidates of approximately $548,000.  Compensation expense, which includes salaries, stock options, employee benefits and bonus accrual, increased by approximately $605,000 for the nine months ended September 30, 2016 compared to the comparable period of the prior year, primarily as a result of salary increases and additional options granted.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the nine months ended September 30, 2016 and 2015 were approximately $12,535,000 and $7,180,000, respectively.  The increase was primarily due to expenses of approximately $5,403,000 relating to our USC subsidiary which we acquired in April 2016, including acquisition related expenses.  Expenses related to the commercialization activities of our Epinephrine PFS product candidate decreased by approximately $686,000 for the first nine months of the year compared to the comparable period of 2015.  Compensation expense for General and Administrative employees increased by approximately $537,000 for the nine months ended September 30, 2016 compared to the comparable period of the prior year, primarily due to salary increases, additional stock options granted and monthly accrual of bonus. Other increases in expenditures for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 included increases of approximately $100,000 for insurance, board of directors’ fees and an increase in legal, accounting recruitment, SEC reporting fees, travel and other expenses.

Other Income (Expense)

Other income for the nine month period ended September 30, 2016 and 2015 was approximately $1,256,000 and approximately $1,053,000, respectively. Other Income (Expense) consists primarily of a change in fair value of warrants, change in fair value of derivative liabilities, and interest expense. The net change in fair value of warrants and derivatives resulted in an income of approximately $1,397,000 for the nine months ended September 30, 2016, compared to income of approximately $1,053,000 for the nine months ended September 30, 2015. The fluctuation in the valuation of the warrants and warrant derivatives was primarily due to the changes in stock price, term and volatility. Debt related expense (Interest Expense) for the nine month periods ended September 30, 2016 and 2015 were approximately $143,000 and $0, respectively. The increase in debt related expenses for the nine month period ended September 30, 2016, in comparison to the same period for fiscal 2015 was due to the working capital loan of $2.0 million and other bank liabilities assumed in relation to the acquisition of USC in April 2016.

Three Months Ended September 30, 2016 and 2015

Revenues

Revenues were approximately $2,076,000 and $0 for the three months ended September 30, 2016 and 2015, respectively. The revenues for the three-month period ended September 30, 2016, consist of and reflect our acquisition of USC effective April 11, 2016, and only include revenues of USC for the three-month period ended September 30, 2016. Revenues for the three-month period were adversely affected by the suspension of USC’s sterile compounded formulations, product recall and remediation efforts in the third and fourth quarters of 2015 and the first quarter of 2016.  USC resumed production and sales of compounded sterile formulations in March and April 2016.    The suspension of production and sales of compounded sterile formulations adversely affected USC’s relationships with certain of its customers and with certain of USC’s independent contractors and sales representatives, and is expected to continue to adversely affect sales of compounded sterile formulations.

Cost of Sales

Cost of sales were approximately $1,821,000 and $0 for the three months ended September 30, 2016 and 2015, respectively. We did not incur any cost of sales for the three-month period of 2015, as we did not have any revenues for the three-month period ended September 30, 2015, and our acquisition of USC was completed in April 2016. The cost of sales for the three months ended September 30, 2016, was affected by an obsolescence expense of approximately $153,000 as a result of a surplus in production of sterile products in mid-March to April 2016, when USC resumed the production of sterile products, in anticipation of a larger number of customer orders following the resumption of sterile production than actually occurred before the products became obsolete. Moreover, some chemicals in inventory intended for sterile products had expired before the chemicals could be used. Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

Research and Development Expenses

Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $1,494,000 and $1,183,000 for the three months ended September 30, 2016 and 2015, respectively. The increase in research and development expenses was primarily due to the additional expense in product development, consisting mostly of expenditures related to product testing and product validation of approximately $230,000. Compensation expense, which includes salaries, stock options, employee benefits and bonus accrual, increased by approximately $63,000 for the three month period ended September 30, 2016 compared to the comparable period of the prior year because of salary increases, additional stock options granted and monthly accrual of bonus.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the three months ended September 30, 2016 and 2015 were approximately $5,335,000 and $2,125,000, respectively.  The increase was primarily due to expenses related with our USC subsidiary that we acquired during the second quarter of 2016, of approximately $3,057,000. Expenses related to the anticipated commercialization of the Epinephrine PFS product candidate decreased approximately $84,000 compared to the comparable period of the prior year.  Compensation expense for General and Administrative employees increased by approximately $93,000 for the three months ended September 30, 2016 compared to the comparable period of the prior year, primarily due to salary increases, additional stock options granted and monthly accrual of bonus.  Other increases in expenditures for the three months ended September 30, 2016 compared to the comparable quarter in 2015 included USC acquisition related and other expenses of approximately $106,000 and increase of approximately $113,000 in relation to legal, accounting, recruitment, SEC reporting fees, board of directors’ fees, and patent expenses, which were somewhat offset by a reduction of approximately $75,000 in consulting and other expenses.

Other Income (Expense)

Other income (expense) for the three month period ended September 30, 2016 and 2015 was approximately ($69,000) and approximately $159,000, respectively. Other Income (Expense) consists primarily of a change in fair value of warrants and change in fair value of derivative liabilities.  The net change in fair value of warrants and derivatives resulted in an income of  $0 for the three months ended September 30, 2016, compared to an income of approximately $159,000 for the three months ended September 30, 2015.  The interest expense for the three months ended September 30, 2016 and 2015 was approximately $70,000 and $0.  The increase in debt related expenses for the three month period ended September 30, 2016, in comparison to the same period for fiscal 2015 was due to the working capital loan of $2.0 million and other bank liabilities assumed in relation to the acquisition of USC in April 2016.

Liquidity and Capital Resources

We have incurred net losses of approximately $18.8 million and $9.9 million for the nine months ended September 30, 2016 and 2015, respectively. Since inception, and through September 30, 2016, we have an accumulated deficit of approximately $87.8 million. Since inception and through September 30, 2016 we have financed our operations principally through debt financing, through private issuances of common stock and preferred stock, and through underwritten public offerings of common stock. Since inception, we have raised a total of approximately $95 million in debt and equity financing transactions, consisting of approximately $17.8 million in debt financing and approximately $77.2 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing licenses, acquisitions or investments in other businesses, products or technologies, and for capital expenditures.

Total assets were approximately $36.7 million and $12.0 million as of September 30, 2016 and December 31, 2015. All liabilities are classified as current. Current assets exceeded current liabilities by approximately $1.9 million at September 30, 2016.  Current assets exceeded current liabilities by approximately $1.4 million as of December 31, 2015.

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015, was approximately $17.9 million and $8.1 million, respectively. Net cash used in operating activities increased due to additional research and development costs, and increases in selling, general & administrative expenses.

Net cash provided by investing activities was approximately $365,000 and $0 for nine months ended September 30, 2016 and 2015, respectively. The net cash provided by investing activities increased due to the cash received from the acquisition of USC.

Net cash provided by financing activities was approximately $21.2 million and $10.6 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash flows provided by financing activities increased primarily due to the issuance of common stock, preferred stock and proceeds of a bank loan in 2016 that generated net proceeds of approximately $22 million, and an offset of approximately $1.0 million of restricted cash for the certificate of deposit held as collateral by the bank.

As noted above under the heading “Going Concern and Management Plan,” through September 30, 2016, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding in the near future, our cash resources will be depleted and we will be required to materially reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from product sales, and during this period Adamis will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding. As noted under the heading Recent Developments, the Company will be required to devote additional cash resources, which could be significant, in order to respond to the issues and questions raised by the FDA in the CRL regarding our Epinephrine PFS product and to continue development of our other product candidates including APC-1000 and APC-5000, and to support our other operations and activities.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 have not significantly changed except for the following policies that have been adopted during the nine months ended September 30, 2016.

Revenue Recognition

The Company recognizes revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Revenues from our USC subsidiary consist of sales of compounded drugs for humans and animals, including sterile injectable and non-sterile integrative therapies. Sales discounts and rebates are sometimes offered to customers if specified criteria are met. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale.

Cost of Sales

Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect on outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and credit to allowance for doubtful accounts. Uncollectible amounts are based on USC's history of past write-offs and collections and current credit conditions.

Inventories

Inventories are valued at the lower of cost or market. The cost of inventories are determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, currently marketed products, and device supplies. A reserve for obsolescence is recorded monthly based on a percentage of raw materials and finished goods inventory.

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

Goodwill and Other Long-Lived Assets

 Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test.

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

Claims Liabilities

USC is self-insured up to certain limits for health insurance. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. As of September 30, 2016, the Company was self-insured for up to the first $40,000 of claims per covered person with an aggregate deductible of $766,497.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU No. 2016-15 is intended to provide guidance to eight specific cash flow issues.  The amendments have been issued as an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim fiscal periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.   We do not expect adoption of ASU No. 2016-15 to have a significant impact on our financial statements.

Off Balance Sheet Arrangements

At September 30, 2016, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls

Except as described in this paragraph, there has been no change during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In connection with our acquisition of U.S. Compounding, Inc. (“USC”) in April 2016, we began implementing the Company’s standards and procedures at USC, including controls over accounting systems, financial reporting, and the preparation of financial statements in accordance with U.S. GAAP. We are continuing to integrate the acquired operations of USC into our overall internal control over financial reporting process.

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

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at September 30, 2016, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent transition report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and in our Report on Form 8-K filed with the Commission on July 28, 2016, including under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2016, except as described below we did not issue securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

On July 11, 2016, the Company completed a private placement transaction with a small number of sophisticated investors pursuant to which the Company issued 1,724,137 shares of Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) and warrants to purchase up to 1,724,137 shares of common stock or Series A-2 Preferred. The shares of Series A-2 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $2.90 per unit. The Series A-2 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $2.90 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-2 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion).

Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. The securities were issued in a private placement transaction to a limited number of shareholders in reliance on Section 4(2) of the Securities Act.  Each person or entity to whom securities were issued represented that the securities were being acquired for investment purposes, for the person’s or entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, and that the investor was an accredited investor as defined in Regulation D promulgated pursuant to the Securities Act.  In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-2 Preferred and the warrants.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Removed and Reserved.

ITEM 5. Other Information

See the discussion in Note 7 to the financial statements above, under the heading, “Working Capital Line of Credit” and “Loans Assumed From Acquisition of USC,” concerning the amendments to the Adamis New Working Capital Line and the USC Existing Loan Documents that the Company and certain other parties entered into with Bear State Bank, which discussion is incorporated herein by reference.

See the discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Termination of License Agreements Relating to Vaccine and Cancer Technologies,” which discussion is incorporated herein by reference, concerning notices of termination of certain license agreements that the Company delivered to the licensors under such agreements, relating to patent rights and related intellectual property previously licensed to the Company concerning certain vaccine and cancer technologies.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock. (1)

4.1	Form of Warrant dated July 29, 2016. (2)

10.1	Purchase Agreement dated as of July 11, 2016. (1)

10.2	Registration Rights Agreement dated July 11, 2016. (1)

10.3	Form of Warrant dated July 11, 2016. (1)

10.4	Placement Agency Agreement dated July 29, 2016. (2)

10.5	Form of Securities Purchase Agreement dated July 29, 2016. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibits to the Company's report on Form 8-K filed on July 12, 2016.
(2)	Incorporated by reference to exhibits to the Company's report on Form 8-K filed on July 29, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: November 14, 2016	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 14, 2016	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer

