Form 10-K
period 2016-12-31
Adamis Pharmaceuticals Corp
filed 2017-03-30
CIK 887247

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2016

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

YES    ☐  NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2016, was $39,693,786.

At March 30, 2017, the Company had 22,634,713 shares outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.  Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be part of this report.

ADAMIS PHARMACEUTICALS CORPORATION

i

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; our future products; regulatory matters; our expectations concerning the timing of regulatory approvals; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; anticipated dates for commercial introduction of products; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Annual Report on Form 10-K. In addition, many forward-looking statements concerning our anticipated future business activities assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we will require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report, including without limitation the “Risk Factors” section on this Report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-K, including, without limitation, under the headings “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

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

Company Overview

Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a specialty biopharmaceutical company focused on developing and commercializing products in the therapeutic areas of respiratory disease and allergy.  We are currently developing several products in the allergy and respiratory markets, including our Epinephrine Injection pre-filled syringe, or PFS, product for use in the emergency treatment of acute allergic reactions, including anaphylaxis; albuterol (APC-2000) and fluticasone (APC-4000) dry powder inhaler, or DPI, products for the treatment of bronchospasm and asthma, respectively; and beclomethasone (APC-1000), a metered dose inhaler product for the treatment of asthma. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit Section 505(b)(2) New Drug Applications, or NDAs, or Section 505(j) Abbreviated New Drug Applications or ANDAs, and regulatory approval filings, to the U.S. Food and Drug Administration, or FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

Our U.S. Compounding, Inc., subsidiary, or USC, which we acquired in April 2016 and which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, and the U.S. Drug Quality and Security Act, or DQSA, provides prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, injectables, urological preparations, ophthalmic preparations, topical compounds for pain and men’s and women’s health products. USC’s compounded formulations in many circumstances are offered as alternatives to drugs approved by the FDA. USC also provides certain veterinary pharmaceutical products for animals.

To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make significant investments in, among other things, new product development and working capital.

The current status of our development programs is as follows:

Product Portfolio

Specialty Pharmaceutical Products	Target Indication	Development Status
Epinephrine PFS	Anaphylaxis	Submitted NDA
Dry Powder Inhaler Products
Fluticasone (APC-4000)	Asthma	Phase 3 ready (1)(2)
Albuterol (APC-2000)	Bronchospasm	Phase 3 ready (1)(2)
Metered Dose Inhaler Product
Beclomethasone (APC-1000)	Asthma	Phase 3 ready (1)(2)

(1)	Represents the next anticipated development or regulatory stage for the product candidate that we may pursue following completion of product development, assuming that we have the financial resources to pursue any of these opportunities. There are no assurances that we will pursue these opportunities, for financial or other reasons.
(2)	Following completion of product development, a single Phase 3 trial, without previous Phase 1 or Phase 2 trials, is the anticipated next product development stage. We intend to conduct additional trials, such as pharmacokinetic, or PK, and/or dose escalation studies in connection with the Phase 3 trial.

We have not received regulatory approval for any of the above drugs or products.

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

 We estimate that sales of prescription epinephrine products in 2016 were approximately $1.2 billion, based on industry data. We cannot provide any assurances concerning any possible future rates of annual growth or whether annual prescription sales will decline or grow. As discussed elsewhere in this Report, including under the headings “Business – Competition” and “Risk Factors -- If our potential products are unable to compete effectively with current and future products targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated,” the market for prescription epinephrine products is increasingly competitive, and a number of factors have resulted in, and could continue to result in, downward pressure on the pricing of, and revenues from sales of, prescription epinephrine products such as our Epinephrine PFS product.

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

We believe that the Epinephrine PFS product, if introduced, may acquire a share of the market based on the price differential between the expected price of the Epinephrine PFS product and the price at which the current market-leading product is currently sold, which may motivate purchasers and reimbursing payors to choose the lower cost alternative. We believe that the Epinephrine PFS product has the potential to compete successfully, although there can be no assurance that this will be the case. If our product is approved and introduced, competitors may reduce or otherwise modify the pricing of their existing products. In addition, a generic version of the market-leading auto-injector product was recently introduced at a significantly lower price than the market-leading product, other competing products have been introduced or prices on existing competing products have been reduced, and if additional competing products are introduced in the future, including generic or bioequivalent, or A/B rated, versions of one or more existing spring-loaded auto-injector devices, at lower prices than the current market leading products, the competitive success of our product could be adversely affected.

 On May 28, 2014, we submitted a Section 505(b)(2) NDA application to the FDA for approval for sale of our Epinephrine PFS product. We received a complete response letter, or CRL, from the FDA on March 27, 2015. A CRL is issued by the FDA’s Center for Drug Evaluation and Research when it has completed its review of a file and questions remain that preclude the approval of the NDA in its current form. We resubmitted the NDA on December 4, 2015.  On June 3, 2016, we received a second CRL from the FDA regarding our resubmitted NDA. The CRL indicated that the FDA determined that it could not approve the NDA in its present form. The agency indicated that in order to support approval of the product, the Company must expand its human factors studies. The CRL indicated that new human factors studies would need to provide additional, adequate and satisfactory data and information concerning, among other things, use of the product in different use environments and by different kinds of users and user groups. The CRL included comments on certain other aspects of the product and the materials and data submitted as part of the NDA. The CRL indicated that the agency had reserved comment, if any, on the proposed labeling for the product until the application was otherwise adequate. The FDA indicated that the NDA will remain open until the issues identified in the CRL are resolved.

On December 15, 2016, we resubmitted our NDA to the FDA.  The resubmission was intended to address the issues raised by the FDA in the June 2016 CRL.  On January 19, 2017, we announced that the FDA had accepted for review our resubmitted NDA.  The FDA indicated that it considered the resubmission to be a complete response to the CRL. The agency continues to request certain additional information relating to some of the other comments contained in the CRL, which we intend to provide.

There are no assurances that the FDA will approve the resubmitted NDA and grant marketing approval for the Epinephrine PFS product. If the FDA approves the NDA, we hope to receive an approval in time to permit first commercial sales to commence sometime in the third quarter of 2017, although there are no assurances that this will be the case. Under goals established in connection with the Prescription Drug User Fee Act, or PDUFA, the FDA’s guidance for the review and acting on Class 2 NDA resubmissions is six months from the date of receipt of the resubmission. However, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to the timing of the FDA’s review process, issuance of an additional Complete Response Letter, FDA requests for additional data, information, materials or clarification, difficulties scheduling an advisory committee meeting, FDA workload issues, extensions resulting from the submission of additional information or clarification regarding information already in the submission within the last three months of the target PDUFA date, or other reasons. As a result, the dates of regulatory approval, if obtained, and commercial introduction of our product could be delayed beyond our expectations.

Asthma and Bronchospasm

According to the National Institute of Health, or NIH, asthma is a chronic lung disease that inflames and narrows the airways. Asthma causes recurring periods of wheezing, chest tightness, shortness of breath, and coughing. Asthma affects people of all ages, but it most often starts during childhood. According to information published by Centers for Disease Control & Prevention (CDC) reporting on findings from 2014, the number of people in the U.S. with asthma is approximately 24 million and growing. We estimate that global sales of asthma and bronchospasm prescription products were in excess of approximately $10.6 billion in 2016, based on industry data.

Dry Powder Inhaler (DPI) Device Platform.

In December 2013, we acquired assets relating to 3M’s patented Taper dry powder inhaler, or DPI, technology under development by 3M for the treatment of asthma and bronchospasm, for total consideration of $10 million. The Taper DPI technology was under development by 3M as a device designed to efficiently deliver dry powder by utilizing a 3M proprietary microstructured carrier tape. We are utilizing the Taper DPI assets to develop the DPI device. We believe that, if successfully developed, the device can be utilized to deliver a variety of different drug compounds. We intend to utilize the DPI as a platform delivery device for additional products that will compete in the respiratory markets, including combination products. Pursuant to our agreement with 3M, the microstructured carrier tape will be supplied by 3M under a separate supply agreement to be negotiated with 3M.

We believe that one advantage of the technology is that it can deliver drug particles without the need for lactose or formulation excipients. The majority of current dry powder products use lactose carrier excipients to enhance flowability; however, they have the disadvantage of increased bulk and require a mechanism for detaching the drug from the surface of the lactose. Lactose carrier formulations require a complicated blending process and delivery that is highly sensitive to excipient powder properties. To our knowledge, there are currently no excipient-free dry powder inhalers in the U.S. market.

Asthma; Fluticasone. In light of competitive changes in the marketplace, we have prioritized two single compounded products (APC-2000 and 4000) over a combination product that we were previously developing for the treatment of asthma to deliver the same active ingredients as GlaxoSmithKline's Advair® Diskus®, which combines fluticasone propionate and salmeterol xinafoate. As a result, our first product candidate in development utilizing the DPI technology platform in our allergy and respiratory pipeline, APC-4000, will deliver Fluticasone Propionate (Fluticasone) as a dry powder for inhalation for the treatment of asthma. The fluticasone product is designed to deliver the same active ingredient as GlaxoSmithKline’s Flovent® Diskus® for the treatment of asthma. Fluticasone belongs to the family of medicines known as corticosteroids or steroids. It works by preventing certain cells in the lungs and breathing passages from releasing substances that cause asthma symptoms. We estimate that Flovent® Diskus®, marketed by GlaxoSmithKline, generated more than $466 million in U.S. sales and $786 million in global sales in 2016, based on GSK’s publicly announced results.

Bronchospasm; Albuterol. Our second product candidate that is in development using our DPI technology, albuterol, (APC-2000), is a bronchodilator for the treatment or prevention of bronchospasm. Bronchodilators are medicines that are breathed in through the mouth to open up the bronchial tubes (air passages) in the lungs. Bronchodilators relieve cough, wheezing, shortness of breath, and troubled breathing by increasing the flow of air through the bronchial tubes.  We have had previous discussions with the FDA regarding regulatory approval requirements and intend to have further discussions concerning, among other things, the appropriate regulatory pathway for the product under Section 505(j) relating to ANDAs, Section 505(b)(2) or otherwise. Based on industry sources, we estimate that the annual worldwide sales of bronchodilators are approximately $1.8 billion.

Total time to develop the DPI products, including manufacture of the product, clinical trials and FDA review, is expected to be approximately 24-30 months from inception of full product development efforts, assuming that we are able to obtain adequate funding and that there are no unforeseen regulatory issues or other delays.  As discussed further below, product development time is subject to a number of risks and uncertainties, which can delay the actual development time beyond the estimates described above.

We are currently preparing an investigational new drug application, or IND, to be submitted to the FDA to begin human testing of both the albuterol and fluticasone DPIs. Assuming receipt of sufficient funding, if product development is successful, and if clinical trials are initiated and successfully completed, we intend to pursue an NDA under Section 505(b)(2) to seek approval for sale in the U.S. market. We also intend to seek to identify opportunities to market DPI based products outside of the U.S. We currently have no in-house manufacturing capabilities, so we intend to rely on third-party contract manufacturers to manufacture the materials needed to produce DPI products.

Asthma; APC-1000 Metered Dose Inhaler.

Our APC-1000 product candidate is a steroid hydrofluoroalkane, or HFA, metered dose inhaler product, for asthma. Our product candidate, if developed and approved for marketing, will target a small niche within the larger market for respiratory products. To date, we have not made any regulatory filings with the FDA for this product. We estimate that the annual global sales of prescription steroid HFA and similar products are approximately $3.0 billion, of which we intend to target a smaller niche.

On February 24, 2015, we announced the result of our pharmacokinetic study, or PK study, comparing our beclomethasone dipropionate HFA, 80 mcg Inhalation Aerosol, product, APC-1000, with Teva Respiratory, LLC’s Qvar® (Beclomethasone Dipropionate HFA, 80 mcg Inhalation Aerosol) product. The study was a Phase I open label, randomized, single-dose, four-way crossover PK study comparing APC-1000 to Qvar. Twenty-two healthy male and female subjects who met the study inclusion criteria were enrolled. The study involved a screening period before randomization and four treatment periods each separated by a minimum of three days. Both inhalation aerosols were administered to each subject for a total dose of 320 mcg BDP (4 inhalations). Twenty-one subjects completed the study. One subject was withdrawn due to non-compliance. The purpose of this PK study was to compare the bioavailability of APC-1000 to Qvar. The results showed the extent of absorption of APC-1000 to be equivalent to Qvar. Following discussions with the FDA and additional consideration of the development pathway for the product, we decided to conduct additional development work for APC-1000 during 2016.  We intend, depending on the outcome of several factors including results of additional development work and obtaining additional funding that will be required to commence a trial, to file an IND, and initiate a dose escalation and subsequent Phase 3 efficacy study, during the second half of 2017, assuming that we are able to obtain adequate funding and that there are no unforeseen regulatory issues or other delays.  As discussed elsewhere in this Report, product development time is subject to a number of risks and uncertainties, which can delay the actual development time beyond our estimates.

Our development plans concerning our allergy and respiratory products, including APC-1000, are affected by developments in the marketplace, including the introduction of potentially competing new products by our competitors. For example, certain products that previously have been available by prescription only have been approved by the FDA and introduced for sale over-the-counter without a prescription at a lower price than competing prescription products, and other new allergy or respiratory products have been or could in the future also be approved as “branded generic” products or as over-the-counter products. Such products could be sold at lower prices than prescription products, could adversely affect the willingness of health insurers or other third party payors to reimburse patients for the cost of prescription products, and could adversely affect our ability to successfully develop and market product candidates in our pipeline. As a result, our product development plans could be affected by such considerations. The anticipated dates for development and introduction of products in our allergy and respiratory product pipeline will depend on a number of factors, including the availability of adequate funding to support product development efforts. We believe that should we decide to pursue such applications, we would be required to submit data for an application for approval to market APC-1000 pursuant to Section 505(b)(2), although there are no assurances that this will be the case. We believe that the next trial for APC-1000 would be a Phase 3 pivotal trial, potentially preceded by dose escalation studies and do not believe that Phase 1 or Phase 2 trials would be required. Total time to develop the APC-1000 product, including manufacture of the product, clinical trials and FDA review, is expected to be approximately 24-30 months from inception of full product development efforts, assuming that we are able to obtain adequate funding and that there are no unforeseen regulatory issues or other delays.

Factors that could affect the actual launch date for our allergy and respiratory product candidates, as well as our other product candidates, include general market conditions, the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the applicable product, the outcome of discussions with the FDA concerning the regulatory approval pathway of the applicable product, any unexpected difficulties in licensing or sublicensing intellectual property rights that may be required for other components of the product patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) or ANDA filings, see “Government Regulation—Regulation in the United States—Section 505(b)(2) New Drug Applications,” any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product, any unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product, and receipt of adequate funding to support product development and sales and marketing efforts.

Subject to several factors including the availability of sufficient funding, the success of future clinical trials, obtaining required regulatory approvals and the absence of unexpected delays, we believe that up to four products, including Epinephrine PFS, could be ready for launch or launched before the end of 2019, although there can be no assurances that this will be the case.

Prescription Compounded Medications

          Overview. Our USC subsidiary, which is registered as a drug compounding outsourcing facility under Section 503B of the FDCA and the DQSA, provides prescription compounded medications, including compounded sterile preparations or CSPs, and non-sterile compounds to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, injectables, urological preparations, ophthalmic preparations, topical compounds for pain and men’s and women’s health products. USC’s compounded formulations in many circumstances are offered as therapeutic alternatives to drugs approved by the U.S. Food and Drug Administration, or the FDA. USC also provides certain veterinary pharmaceutical products for animals.

USC sources raw materials only from suppliers registered with the FDA. Utilizing these raw material components, USC prepares and provides a broad range of customized stock keeping units to meet the individual requirements of customers located throughout most of the United States.

The pharmacy sterile compounding industry arose in part because hospitals and other healthcare providers administering drugs require concentrations, dosage forms and delivery systems that are not readily commercially available from drug manufacturers in a ready-to-use, or RTU, form. Historically, safety and quality standards for compounded medications were not well defined or implemented, leading to demand for safer compounding practices, and the level of state regulation varied significantly. The 2012 nationwide fungal meningitis outbreak caused by a compounding pharmacy led to increased regulatory oversight of the industry which, among other things, led to the passage of the DQSA and its creation of Section 503B outsourcing facilities as a new, more highly FDA-regulated category of interstate outsourced CSP providers. Registration as a Section 503B outsourcing facility is currently voluntary. USC was incorporated in Arkansas in 2004, and registered with the FDA as a Section 503B outsourcing facility in December 2013.

USC’s business is focused on marketing a portfolio of compounded preparations for humans and animals, including sterile injectable and non-sterile integrative therapies, in therapeutic areas such as autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. USC also offers customizable hormone replacement therapies and a variety of weight loss and dermatology compounded formulations. Many of these formulations are offered in different formats than other available alternatives, such as in suspension or lyophilized. Many hospitals and surgery centers look to outsourcing facilities to obtain medications in RTU format, with the specific packaging, volume, and strength often unique to individual facilities. Many facilities and practitioners also look to outsourcing facilities when medications are on temporary backorder from the manufacturer or are discontinued.

Compounding pharmacies and outsourcing facilities combine different ingredients, some of which may be FDA-approved, to create specialized preparations prescribed by a physician. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. A physician may also work together with a pharmacist to repurpose or reformulate FDA-approved drugs via the compounding process to meet a patient’s specific medical needs. Outsourcing facilities generally specialize in compounding ready-to-use unit dose medications and medications that may be on commercial backorder from the traditional manufacturers. These compounds are distributed to hospitals, surgery centers, and practitioners. Examples of compounded medications prepared by outsourcing facilities include sterile syringes used by hospital and surgery center operating rooms, sterile injectables administered by the practitioner in the office, and unit-dosed sterile and non-sterile medications. USC’s outsourcing facility receives its active pharmaceutical ingredients from three main suppliers, which accounted for the majority of USC’s drug and chemical purchases in 2016.

In recent years, there have been increases in the cost of certain injectable drugs and related products as a result of (i) enhanced oversight by the FDA and other regulatory bodies of manufacturers of injectable products, and the added costs associated therewith, (ii) decreased competition when drug manufacturers voluntarily cease producing certain drugs or face temporary regulatory suspension or permanent regulatory shut down of their operations, and (iii) consolidation among drug manufacturers. These factors have led some manufacturers to raise prices of some products and have also contributed to market shortages of injectable products, containers and diluents. These shortages and the potential inability to secure an adequate supply of necessary drug formulations can have a significant impact on the day-to-day business and operations of USC and its customers.

Since we acquired USC in April 2016, we have taken several measures intended to support the growth of the business including hiring additional personnel, expanding sales channels, and strengthening our production processes.

Research and Development. USC has, and after our acquisition of USC we have, invested capital in efforts to comply with new and anticipated FDA regulations applicable to its business and outsourcing facilities, to expand product offerings, enhance production capabilities, improve warehouse space, develop new packaging, labeling and processing solutions, refine quality and safety measures, and develop technology for the intake and management of customer orders. Historically, research and development costs have consisted primarily of costs associated with the research and development of new CSPs, such as salaries and other personnel-related expenses for employees involved with research and development activities, pre-launch sterility and stability testing and other related expenses. Additional regulatory guidance is expected to increase the validation and development costs for current and new products.

         Regulatory Matters. USC’s business and results of operations for 2015 and 2016 have been affected by certain regulatory matters relating to its compounding outsourcing facility. Compounding outsourcing facilities have historically been subject to FDA inspections on an irregular basis and are now subject to FDA inspections on a risk-based schedule in accordance with DQSA Section 503B(b)(4). Observations by the FDA of potentially violative conditions during inspections are required to be reported to facility management at the close of the inspection on FDA Form 483. It is common for such reports to be provided in connection with inspections of compounding outsourcing facilities, and observations may be further followed by Warning Letters and other enforcement actions as the FDA deems warranted. In March 2014 and August 2015, USC received Form 483 observations following FDA inspections of its outsourcing facility, noting inspectional observations of a number of observed deficiencies relating to USC’s facility and practices.

Following the August 2015 Form 483 observations, USC suspended production of sterile products and voluntarily recalled all lots of sterile products aseptically compounded and packaged by USC that remained within expiry, due to the FDA’s concern over a lack of sterility assurance. This was a voluntary recall and voluntary suspension of sterile production, and USC determined there was no evidence that any compounded sterile products were defective. The recall did not pertain to any non-sterile compounded products prepared by USC. USC responded to the August 2015 Form 483 observations and took a number of corrective actions, including reviewing and enhancing quality control and production systems. The FDA stated in a December 2015 communication that at that time it did not object to USC’s resumption of production and distribution of sterile drug products. In March 2016, USC received another letter from the FDA indicating that the voluntary action was a class II recall. Class II means that the probability of serious adverse health consequences is remote. USC resumed production and sale of compounded sterile products in March - April 2016.

Following the suspension of sterile production and the voluntary recall, state pharmacy regulatory agencies in certain states also initiated inquiries or took other actions regarding sales of USC products in such states, and some of those proceedings are ongoing. Resolution of these proceedings, or any future proceedings by the FDA or state regulatory agencies alleging violation of applicable federal or state laws or regulations, could require significant time and financial resources, and an adverse outcome in one or more of these proceedings could adversely affect our business, results of operations and financial condition.

The suspension of sterile production, product recall, remediation efforts, and resumption of sterile production adversely affected USC’s relationships with certain of its customers, who following the suspension of sterile compounding were required to purchase needed products from other pharmacies or outsourcing facilities, and with certain of USC’s independent contractors and sales representatives who previously assisted in distributing USC’s products, had a material adverse effect on USC’s revenues, income, and financial condition for the 2015 and 2016 years, and may also adversely affect revenues and income from sale of products by USC in future periods.

We cannot predict when or if we will receive additional 483 observations or other communications from the FDA or state regulatory authorities regarding USC’s compounding outsourcing facility or CSPs. We could be subject to additional regulatory action by the FDA and civil or criminal enforcement action by the Department of Justice under the FDCA, Federal False Claims Act, or other applicable statutes, as well as related private actions, as a result of previous, current or future FDA observations. USC’s suppliers and customers may negatively consider the Form 483 observations issued to us when deciding to award contracts or continue or renew agreements. Other state and federal regulators and agencies may also consider the Form 483 observations when conducting their own inspections, enforcement actions or approvals, including license renewals. Any such actions could significantly disrupt USC’s business and harm its and our reputation, resulting in a material adverse effect on our business, results of operations and financial condition.

Other Technologies

Cancer and Vaccine Technologies; Termination of License Agreements

As we have disclosed in our previous filings, we previously entered into a number of license agreements pursuant to which we acquired license rights regarding patent rights relating to a number of potential therapeutic vaccine and cancer product candidate technologies.  In April 2010, we acquired rights as licensee under three exclusive license agreements, referred to as the WARF Agreements, with the Wisconsin Alumni Research Foundation, or WARF, regarding certain prostate cancer technologies and product candidates, named APC-100, APC-200 and APC-300.  In April 2011, we entered into an exclusive license agreement, the UC/DF Agreement, with The Regents of the University of California, or UCSD, and the Dana-Farber Cancer Institute, Inc., or DFCI, pursuant to which we licensed certain patent rights relating to a telomerase-based cancer vaccine technology. We have also disclosed in our previous filings that we are currently primarily focused on our specialty pharmaceutical products and compounding pharmacy formulations and do not intend to devote material financial resources for research and development of our licensed cancer and biotechnology product candidates and technologies.

As we have disclosed in our previous filings with the SEC, on November 10, 2016, we delivered a notice of termination to UCSD and DFCI of the UC/DF Agreement.  Under the terms of the agreement, the notice of termination is effective 90 days after delivery.  Also on November 10, 2016, we delivered a notice of termination to WARF of the WARF Agreements, with such termination to be effective 90 days after delivery of the notice.  These agreements permit either party to terminate the agreements upon prior notice to the other party, without termination fees or penalties.  As a result of termination of these agreements, we believe that we will not be responsible after the effective date of termination for minimum annual payments under the agreements or for payment of patent-related fees and costs relating to the licensed patents and technologies.  As part of the winding up and termination process, we are responsible for certain expenses and costs incurred through the effective date of termination, and certain provisions of the agreements survive the termination or expiration of the agreements.

We currently do not intend to devote significant financial resources for research or development of cancer and biotechnology product candidates and technologies.

C31G

We also have a microbicide product candidate, named C31G. On December 7, 2010, we announced the successful completion of a Phase 3 contraceptive trial of C31G. The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), National Institutes of Health (NIH), in the Contraceptive Clinical Trials Network at 14 sites in the United States. The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug Conceptrol. Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study. No drug-related serious adverse events were observed with C31G. C31G does not contain N-9 and, if commercialized, could offer an alternative for women who seek a non-hormonal method of contraception. In addition, on September 9, 2013, we announced that a recently published study conducted by university researchers at Louisiana State University Health Science Center found that C31G was effective in treating Herpes Simplex Virus, or HSV, in an eye infection, ocular keratitis, and animal model using live rabbits. The rabbit eye model utilized for the study mimics the disease in humans. In the same study the researchers also reported that ocular administration of C31G was safe and well tolerated, confirming earlier clinical studies that established C31G safety and tolerability in other applications. HSV-1 is the same virus that causes cold sores and is common in humans. In the eye, it usually causes an infection of the cornea, and that infection is the most common cause of cornea-derived blindness. In previous animal studies, C31G was also active against HSV-2, the cause of genital herpes.

Before considering any actions to further develop or seek regulatory approval for a C31G product, further meetings with the FDA would likely be required to discuss the regulatory pathways for submitting an NDA for marketing approval, including the additional trials that may be required before an NDA is submitted. In considering commercialization alternatives, we would likely seek to enter into an out-licensing or similar transaction with organizations that have a focus or business unit in the area of antimicrobials or contraception, or in other fields where C31G may have potential as a product candidate. The C31G product candidate is held by our Biosyn, Inc. subsidiary, which we acquired in 2004. Provisions in the agreement pursuant to which we acquired Biosyn, and/or in certain of the funding agreements and other agreements relating to the C31G product, provide for payments to the former Biosyn shareholders upon marketing approval by the FDA (or, in certain circumstances, certain foreign regulatory authorities) of C31G for one or more indications, for payments to certain other third parties in the event of sales or other revenues relating to C31G or certain other events, and include limitations on certain activities of Biosyn including payment of dividends. In addition, sale or out-licensing of the C31G product candidate may require the consent of one or more such third parties. As a result, commercialization of the product could require, among other things, renegotiation of the provisions relating to the former Biosyn shareholders and such third parties. Accordingly, there can be no assurances that we will pursue or be able to successfully conclude a transaction involving C31G or concerning the amounts that we might receive from any such transaction, or that any C31G product will be submitted for regulatory approval or will be approved or marketed.

For the year ended December 31, 2016 and 2015, we estimate that we spent approximately $9.7 million and $4.8 million, respectively, on all research and development activities.

Clinical Supplies and Manufacturing

Except for our facilities at USC that are utilized to prepare compounded formulations, we have no in-house manufacturing or distribution capabilities and have no current plans to establish manufacturing facilities for significant clinical or commercial production. We rely on third-party contract manufacturers to make the material used to support the development of our product candidates. Our third-party manufacturers are subject to extensive governmental regulation. The FDA mandates that drugs be manufactured, packaged and labeled in conformity with current good manufacturing practices, or cGMP, regulations. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that their services and products meet applicable specifications and other requirements. We intend to continue to outsource the manufacture and distribution of our products for the foreseeable future, and we believe this manufacturing strategy will enable us to direct our financial resources to commercialization without devoting the resources and capital required to build cGMP compliant manufacturing facilities. If the FDA approves our NDA relating to our Epinephrine PFS product, we anticipate that the Epinephrine PFS product will be manufactured by Catalent Pharma Solutions, a third party manufacturer, utilizing materials to complete the manufacturing process obtained from various companies and suppliers, and assembly and final packaging of the product will also be implemented by a third party entity. Although there are potential sources of supply other than our existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

Sales and Marketing

We are currently developing our sales and marketing infrastructure, including retaining employees and entering into arrangements with third parties for additional sales and marketing support, in anticipation of obtaining FDA approval of our NDA relating to our Epinephrine PFS product for treating anaphylaxis.

USC sells products by means of an internal team of sales and marketing employees as well as relationships with independent contractor sales representatives and groups. USC has focused its sales and marketing efforts on growth in hospitals, ambulatory surgery centers, clinics, and veterinarians, among other areas. Sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals, veterinarians, and other users throughout the U.S. about USC’s products and services. USC’s sales and marketing team is focused on customer retention as well as generating sales from new and existing customers.

Customers and Distribution

Except with respect to sales of compounded pharmacy formulations by USC, we do not currently sell or distribute pharmaceutical products and since our fiscal 2010 year have not generated commercial revenues from marketing or selling any drugs or other products. If our Epinephrine PFS product is approved for marketing by the FDA, we anticipate that marketing and distribution of the product could commence to initial customers including wholesalers, who in turn seek to distribute the products to retail pharmacies or other customers, specialty wholesalers or distributors, professional users such as hospitals and first responders, and the military and prison systems, as well as other potential customers. We have retained third-party service providers to perform a variety of functions related to the distribution of our products that may be approved, including logistics management and other distribution management and data reporting services in exchange for a fee.

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

Our allergy and respiratory products, if developed and launched, will compete with numerous prescription and non-prescription over-the-counter products targeting similar conditions, as well as prescription generic products. In addition, a number of large pharmaceuticals companies produce pharmaceutical products, such as antihistamines, corticosteroids and anti-leukotriene agents, which manage allergy and respiratory symptoms. Moreover, certain products that previously have been available by prescription only have been or could in the future be approved by the FDA for sale over-the-counter without a prescription at a lower price than competing prescription products, which could adversely affect our ability to successfully develop and market a competing prescription product. The Epinephrine PFS product, if commercialized, will compete against other self-administered epinephrine products, including EpiPen, EpiPen Jr., Auvi-Q and Adrenaclick. In addition, that has been market and regulatory focus during 2016 and 2017 on the prices to consumers of self-administered epinephrine products, which could exert downward pressure on the pricing of such products.  If our Epinephrine PFS product is approved and introduced, competitors may reduce or otherwise modify the pricing of their existing products. In addition, the company that markets the currently leading auto-injector product, EpiPen, recently introduced a generic version of the auto-injector product at a lower price than the EpiPen, other competing products have been introduced or prices on existing competing products have been reduced, and if additional competing products are introduced in the future, including generic or bioequivalent, or A/B rated, versions of one or more existing spring-loaded auto-injector devices, at lower prices than the current market leading products, the competitive success of our product could be adversely affected. The competitive success of our products could also be adversely affected by changes in the willingness of insurance companies and other third party payors to cover or reimburse some or all of the costs to consumers of our products. Our APC-4000 and APC-2000 DPI products, if developed and commercialized, is expected to compete with allergy inhaler products offered by several companies, including GlaxoSmithKline.

Compounded Pharmacy Formulations. The compounded pharmaceutical and pharmacy industries are highly competitive. We compete against other registered outsourcing facilities, branded drug companies, generic drug companies, regional compounders that provide patient-specific compounding that decide to expand to 503B outsourcing, non-patient-specific compounding, large hospitals and integrated delivery networks, other compounding pharmacies, and new entrants to the industry. Many competitors that market and sell compounded preparations have longer operating histories and may have greater financial, marketing and other resources than we do. We are significantly smaller than some of such competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of USC’s formulations or compete for market share in these sectors. These potential competitors could leverage existing resources and experience operating in industries that are subject to significant regulatory oversight in order to overcome certain barriers to entry. Consequently, competitors may be able to develop products and services competitive with, or superior to, USC’s products and services. Furthermore, we may not be able to differentiate USC’s compounded preparations and services from those of our competitors, successfully develop or introduce new services—on a timely basis or at all—that are less costly than those of our competitors or offer customers payment and other commercial terms as favorable as those offered by our competitors. We expect competition to intensify as technology advances, such as those in the field of robotics and automation, and consolidation continues. Also, new developments by pharmaceutical manufacturers, such as increasing the number of abbreviated new drug applications, to cover less frequently used drug formulations, could render some or many of USC’s products or services obsolete. In addition, the drug products available through branded and generic drug companies with which USC’s formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. USC’s compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, USC’s formulations. Increased competition could reduce revenue and gross profit and otherwise materially adversely affect our business, results of operations and financial condition.

Pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Products developed by our competitors, including FDA-approved drugs and compounded formulations created by other pharmacies and outsourcing facilities, could render USC’s products and technologies obsolete or unable to compete effectively. Other competitive factors include the safety and efficacy of a product, the size of the market for a product, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of a product relative to alternative products, the availability of third-party reimbursement, the success of sales and marketing efforts, brand recognition and the availability of scientific and technical information about a product.

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

We intend to continue to seek appropriate patent protection for product candidates in our research and development programs where applicable and their uses by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where possible, claims for composition of matter, medical uses, processes for preparation and formulations. As of December 31, 2016, the Company had: (i) 11 issued patents in the United States and 10 pending applications, one of which has been allowed; (ii) 42 issued and 27 pending foreign patent applications, four of which has been allowed, relating to Epinephrine Injection, DPI and C31G. The issued patents and allowed patents applications expire between 2018 and 2041, not taking into account any potential patent-term extensions that may be available in the future.

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

Government Regulation

Pharmaceutical Regulation

The marketing of any pharmaceutical products in the United States is subject to extensive government regulation. Likewise, if we seek to market and distribute any such products abroad, they would also be subject to extensive foreign government regulation.

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

Regulation in the United States

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any of our products will ever obtain approval. Our potential products that require marketing approval by the FDA will be regulated as drugs. In the United States, drugs are subject to regulation under the FDCA. The statute and related regulations govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices. The FDA approval process for new drugs includes, without limitation:

●	preclinical studies;
●	submission of an Investigational New Drug application, or IND, for clinical trials;
●	adequate and well-controlled human clinical trials to establish safety and efficacy of the product;
●	review of a New Drug Application, or NDA; and
●	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations.

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

An NDA must include comprehensive and complete descriptions of the preclinical testing, clinical trials and the chemical, manufacturing and control requirements of a drug that enable the FDA to determine the drug’s or biologic’s safety and efficacy. An NDA must be submitted, filed and approved by the FDA before any drug product that we may successfully develop and that requires marketing approval by the FDA can be marketed commercially in the United States.

The facilities, procedures and operations for any of our contract manufacturers must be determined to be adequate by the FDA before product approval. Manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications and other FDA regulations before and after an NDA has been approved. Foreign manufacturing facilities are also subject to periodic FDA inspections or inspections by foreign regulatory authorities. Among other things, the FDA may withhold approval of NDAs or other product applications if deficiencies are found at the facility. Vendors that may supply us with finished products or components used to manufacture, package and label products are also subject to similar regulations and periodic inspections.

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs injunctions and criminal prosecution. Any of these actions could have a material adverse effect on us.

Once the FDA receives an NDA, it has 60 days to review the application to determine if it is substantially complete and the data is readable, before it accepts the NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the submission to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity.

Under the goals and policies agreed to by the FDA under PDUFA, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Priority Review and Standard Review. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. For a Priority Review application, the FDA aims to complete the initial review cycle for New Molecular Entities, or NMEs, within six months of the 60 day filing date, and for non-NMEs within six months of the date of receipt. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Review NDAs for NMEs within ten months of the 60 day filing date, and for Non-NMEs within ten months of the date of receipt. Such dates are often referred to as the PDUFA dates. The FDA does not always meet its PDUFA dates for either Standard Reviews or Priority Reviews of NDAs. The review process and the PDUFA date may be extended by three months if the FDA requests or the sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA date. In addition, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to FDA requests for additional information or clarification, issuance of a complete response letter, difficulties scheduling an advisory committee meeting, negotiations regarding any required risk evaluation and mitigation strategies, FDA workload issues or other reasons. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application’s approval. The amount of time taken for the approval process is a function of a number of variables, including whether the product has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA.

The FDA may, during its review of an NDA, ask for additional test data or the conducting of additional clinical trials. If the FDA does ultimately approve the product, it may require post-marketing testing to monitor the safety and effectiveness of the product. In addition, the FDA may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

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

Before approving an NDA, the FDA can inspect the facilities at which the product is manufactured. The FDA will not approve the submission unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with GCP requirements. If the FDA determines that the processes and procedures used are not acceptable, it will outline the deficiencies in the submission and often will request additional clinical testing or information before an NDA can be approved. The FDA may also inspect one or more of the preclinical toxicology research sites to assure that the preclinical studies were conducted in compliance with GLP requirements. If the FDA determines that the studies were not performed in compliance with applicable GLP rules and regulations, the FDA may request additional preclinical testing or information before an NDA can be approved.

The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter describes all of the specific deficiencies in the submission identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing studies, sometimes referred to as Phase 4 testing, which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, certain changes to the approved drug or biologic, such as adding new indications, manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, an NDA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to an NDA, the FDA review period can be lengthy and is often significantly extended by FDA requests for additional information or clarification.

Following receipt of regulatory approval, any products that we market continue to be subject to extensive regulation including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product storage, sampling and distribution requirements, complying with certain electronic records and signature requirements, complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling, known as “off-label” use, and requirements relating to industry-sponsored scientific and educational activities and promotional activities involving the internet. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or places conditions on any approvals that could restrict the commercial applications of these products. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Many states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

The Patient Protection and Affordable Care Act, or PPACA, enacted in 2010, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. The reforms imposed by the PPACA will significantly impact the pharmaceutical industry; however, the full effects of the new law cannot be known until these provisions are implemented. In addition, although the PPACA was upheld by the U.S. Supreme Court, it is possible that the PPACA may be modified or repealed in the future.

If not preempted by this federal law, several states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing various other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, certain states require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. If in the future some of our business activities were subject to challenge under one or more of such laws, an adverse outcome could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We intend to pursue a Section 505(b)(2) regulatory filing in connection with our Epinephrine PFS product, APC-1000 and Fluticasone and Albuterol DPI products and product candidates. Accordingly, if we rely in our regulatory filing on clinical trials conducted, or the FDA’s prior findings of safety and effectiveness, for a previously approved drug product that involves patents referenced in the Orange Book, then we will need to make the patent certifications or the Paragraph IV certification described above. If we make a Paragraph IV certification and the holder of the previously approved product that we referenced in our application initiates patent litigation within the time periods described above, then we will be subject to the risks of patent litigation, with the accompanying delay described above and potentially material expense of patent litigation, before we could commercially market our product.

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

Fraud and Abuse Laws

Federal and state anti-kickback and anti-fraud and abuse laws, as well as the federal Civil False Claims Act may apply to certain drug and device research and marketing practices. The Civil False Claims Act prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the United States. Actions under the Civil False Claims Act may be brought by the Attorney General or by a private individual acting as an informer or whistleblower in the name of the government. Violations of the Civil False Claims Act can result in significant monetary penalties. The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of healthcare providers, suppliers and drug and device manufacturers throughout the country for a wide variety of drug and device marketing and research practices, and has obtained multi-million dollar settlements. The federal government may continue to devote substantial resources toward investigating healthcare providers’, suppliers’ and drug and device manufacturers’ compliance with the Civil False Claims Act and other fraud and abuse laws. We may have to expend significant financial resources and management attention if we ever become the focus of such an investigation, even if we are not guilty of any wrong doing.

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

Other Laws

We are also subject to other federal, state and local laws of general applicability, such as laws regulating working conditions, and various federal, state and local environmental protection laws and regulations, including laws such as the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other similar federal and state laws regarding, among other things, occupational safety, the use and handling of radioisotopes, environmental protection and hazardous substance control. Although as of the date of this Report we have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development activities may involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials and biological materials that have the potential to transmit disease, and our operations may produce hazardous waste products. If we fail to comply with these laws and regulations we could be subjected to criminal sanctions and substantial financial liability or be required to suspend or modify our operations. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources.

In addition, as an owner and operator of real property, we may also be subject to liability for environmental investigations and cleanups, including at properties currently or previously owned or operated by us, even if such contamination was not caused by us, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.  Liability in many situations may be imposed not only without regard to fault, but may also be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.  We may also be subject to similar liabilities and claims in connection with locations at which hazardous substances or wastes that has generated have been stored, treated, otherwise managed or disposed.  The costs of complying with, or other impact of, current or future environmental, health and safety requirements could adversely affect our business, financial condition and results of operations.

Pharmacy Regulation

Our compounding pharmacy business conducted by USC is subject to federal, state and local laws, regulations, and administrative practices, including, among others: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; HIPAA; PPACA and the Health Care and Education Reconciliation Act of 2012, collectively referred to as the Health Reform Law; statutes and regulations of the FDA and the U.S. Drug Enforcement Administration, or DEA; and state laws and regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the compounded formulations that USC sells. Below are descriptions of some of the various federal and state laws and regulations which may govern or impact USC’s operations.

USC’s pharmacy operations are regulated by both individual states and the federal government. Every state has laws and regulations addressing pharmacy operations, including regulations relating specifically to compounding pharmacy operations. These regulations generally include licensing requirements for pharmacists, pharmacy technicians and pharmacies, as well as regulations related to compounding processes, safety protocols, purity, sterility, storage, controlled substances, recordkeeping and regular inspections, among other things. State rules and regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding pharmacies. If USC’s pharmacy operations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, its ability to operate in some states could be limited.

Most of the states into which USC delivers its formulations have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses or distributes medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state.

The DQSA also contained new Section 503B of the FDCA, which established an outsourcing facility as a new form of entity that is permitted to compound large quantities of drug formulations without a prescription, thus permitting the practice of anticipatory compounding, and distribute them out of state without limitation, if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appear on a list to be established by the FDA. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection, among other requirements. USC currently operates as a 503B outsourcing facility and cannot predict when FDA will issue, finalize, or enforce new guidance documents that affect our business practices.  Several guidance documents from FDA are currently in draft form, which does not preclude them from being enforceable by FDA, and USC cannot predict or control when Final Guidance might be issued or if any changes from draft versions will be introduced.

USC may in the future separate a portion of its business activities into 503A prescriptions dispensed to individual patients and 503B compounds distributed to facilities and practitioners without a specific patient identified.  In December 2016, FDA issued Final Guidance for Industry entitled “Prescription Requirement Under Section 503A of the Federal Food, Drug, & Cosmetic Act.”  This guidance document outlines that traditional 503A pharmacies can only dispense prescriptions pursuant to receipt of a valid prescription for a specifically identified individual patient.  This December 2016 Guidance, in combination with the August 2015 Final Guidance for Industry “For Entities Considering Whether to Register as Outsourcing Facilities Under Section 503B of the Federal Food, Drug, & Cosmetic Act,” effectively makes compounding prescriptions for individual patients impractical as a 503B Outsourcing Facility and requires separate physical locations for 503A and 503B operations.  Compounding individual prescriptions without compliance with current Good Manufacturing Practices is considered a violation of Section 503B of the Federal Food, Drug, & Cosmetic Act and increases the risk for observations of non-compliance upon inspection.

Confidentiality, Privacy and HIPAA

USC’s pharmacy operations involve the receipt, use and disclosure of confidential medical, pharmacy and other health-related information. The federal privacy regulations under HIPAA are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information and requires compliance with federal security regulations regarding the storage, utilization and transmission of and access to electronic protected health information. The requirements imposed by HIPAA are extensive. In addition, most states have enacted privacy and security laws that protect identifiable patient information that is not health-related.

Medicare Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. Currently, most of USC’s formulations are sold in cash transactions and a small percentage of USC’s prescriptions are billed to Medicare and other third parties prescription benefits managers. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably adversely affect USC’s business. As a result, reimbursement from Medicare and other third-party payors may never be available for any of USC’s products or, if available, may not be sufficient to allow USC to sell the products on a competitive basis and at desirable price points.

To the extent that USC obtains third-party reimbursement for its compounded formulations, it may become subject to Medicare, and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims.

Food and Drug Administration

As a human drug compounding outsourcing facility, USC is registered with, and regulated by, the FDA under the FDCA. In particular, the DQSA, which sets forth standards applicable to compounding outsourcing facilities such as USC’s, was enacted in November 2013, creating a new Section 503B in the FDCA, under which a compounder can voluntarily register as an outsourcing facility. USC has registered as an outsourcing facility.

In July 2014, the FDA issued a draft guidance entitled: Industry Current Good Manufacturing Practice—Interim Guidance for Human Drug Compounding Outsourcing Facilities Under Section 503B of the FD&C Act. According to the FDA, this “interim guidance describes the FDA’s expectations regarding compliance with [cGMP] requirements” for Section 503B compounding facilities. The guidance also notes that the FDA intends to promulgate more specific cGMP regulations for such facilities, but that until “final regulations are promulgated, this guidance describes the FDA’s expectations” regarding outsourcing facility compliance with cGMP requirements for drugs during the interim period. We cannot predict when the guidance will be finalized.

In June 2016, the FDA issued guidance entitled: “Interim Policy on Compounding Using Bulk Drug Substances Under Section 503B of the Federal Food, Drug, and Cosmetic Act – Guidance for Industry.” According to the FDA, this guidance sets forth the FDA’s interim regulatory policy concerning compounding by outsourcing facilities registered under section 503B of the FDCA using bulk drug substances. Section 503B of the FDCA includes certain restrictions on the bulk drug substances that outsourcing facilities can use in compounding and directs the FDA to develop a list of bulk drug substances that can be used in compounding under that section. The FDA is developing that list of bulk drug substances, and this guidance describes the FDA’s interim regulatory policy regarding outsourcing facilities that compound human drug products using bulk drug substances while the list is being developed.

Compounding outsourcing facilities have historically been subject to FDA inspections on an irregular basis and are now subject to FDA inspections on a risk-based schedule in accordance with DQSA Section 503B(b)(4). Observations by the FDA of potentially violative conditions during inspections are required to be reported to facility management at the close of the inspection on FDA Form 483. It is common for such reports to be provided in connection with inspections of compounding outsourcing facilities, and observations may be further followed by Warning Letters and other enforcement actions as the FDA deems warranted. As described elsewhere under the heading “Business of U.S. Compounding, Inc. – Overview – Regulatory Matters,” USC has received Form 483 observations in the past following FDA facility inspections, including in 2014, 2015, and 2016. Following the August 2015 Form 483 observations, USC temporarily suspended production of sterile products and voluntarily recalled all lots of sterile products aseptically compounded and packaged by USC that remained within expiry, due to the FDA’s concern over a lack of sterility assurance.  Issuance of a Form 483 from FDA has potential to sequelae into additional regulatory restrictions from the various State Boards of Pharmacy that could limit business in those states on a temporary or permanent basis.

 Drug Enforcement Administration

USC maintains registrations with the DEA that enables USC to receive, manufacture, store and distribute controlled substances. Controlled substances are those drugs that appear on one of five schedules promulgated and administered by the DEA under the Controlled Substances Act, or CSA. DEA drug scheduling is based on the potential for abuse. Laws enforced by the DEA, as well as similar state agencies, require each location that handles controlled substances to separately register.

The CSA governs, among other things, the distribution, recordkeeping, handling, security and disposal of controlled substances. USC’s compounding outsourcing facilities that handle controlled substances are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with DEA and state controlled substances regulations.

Procurement quota requirements imposed by the DEA on USC’s purchases of materials containing controlled substances necessitate regular applications to the DEA for permission to purchase materials essential to the production of many of USC’s CSPs. Any inability to obtain authorization from the DEA to procure controlled drugs for use in USC’s business could adversely affect our business, financial condition and results of operations.

Environmental and Other Matters

USC is or may become subject to environmental laws and regulations governing, among other things, any use and disposal by USC of hazardous or potentially hazardous substances in connection with research and preparation of compounded formulations. USC is subject to work safety and labor laws that govern certain of its operations and employee relations. In each of these areas, as above, the FDA and other government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, licenses or permits, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on our business, financial condition and results of operations.

License Agreements

Agreement Relating to Dry Powder Inhaler or DPI

On August 1, 2013, we entered into an agreement with 3M Company to exclusively license and, upon final payment acquire, assets relating to 3M Company’s patented Taper dry powder inhaler, or DPI, technology under development by 3M for the treatment of respiratory diseases. Pursuant to the agreement, we made an initial payment of $3.0 million to 3M and acquired an exclusive license to the assets for all indications in the dry powder inhalation field through December 31, 2013, and on December 27, 2013, we made a final payment to 3M of $7.0 million and the assets were transferred to us, with Adamis granting back to 3M a license to the intellectual property assets outside of the dry powder inhalation field. The intellectual property includes patents, patent applications and other intellectual property relating to the assets. The agreement includes certain other customary provisions, including representations and warranties, warranty disclaimers and indemnification provisions. We intend to utilize the assets initially to develop a pre-metered inhaler device, referred to as DPI, for the treatment of respiratory diseases.

The design of the DPI uses proprietary 3M technology to store the active pharmaceutical ingredients on a microstructured carrier tape. Under the agreement, 3M and Adamis have agreed to work in good faith to negotiate and enter into a separate supply agreement providing for the supply of the drug delivery tape to be used with the product.

License Agreement Relating to Vaccine Technologies

On July 28, 2006, for consideration consisting of shares of our common stock and a $55,000 initial license fee, we entered into a worldwide exclusive license agreement with Nevagen, LLC, to utilize technology held by Nevagen within the field of viral infectious agents. The licensed intellectual property includes the use of the technology known as “Transgenic Lymphocyte Technology” covered by certain U.S. and foreign patents and patent applications. The license will terminate with the expiration of the U.S. patent for the intellectual property.

The agreement provides for the payments to Nevagen upon reaching specified milestones in product development and product royalties based on net sales of covered products. Adamis and Nevagen have the right to sublicense with written permission of the other party. In the event that Nevagen sublicenses or sells the improved technology to a third party, then a portion of the total payments, to be decided by mutual agreement, will be due to us. If we sublicense the intellectual property to a third party, certain royalties and other amounts are payable to Nevagen. No milestone or royalties payments have been made and we do not anticipate that milestone or royalty payments will be made in the future.

We have the right to terminate the agreement if it is determined that no viable product can come from the licensed technology. Upon such termination, we would be required to transfer and assign to Nevagen all filings, rights and other information in our control. We would retain the same royalty rights for license, or sublicense, agreements if the technology is later developed into a product. Either party may terminate the license agreement in the event of a material breach of the agreement by the other party that has not been cured or corrected within 90 days of notice of the breach. We currently do not intend to devote significant financial resources to develop the technology that is the subject of this agreement.

Employees

As of December 31, 2016, we had 14 full-time employees and two part-time employees; and USC, our wholly owned subsidiary had 79 full-time employees and 16 part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

Corporate Background

Adamis Pharmaceuticals Corporation was founded in June 2006 as a Delaware corporation. Effective April 1, 2009, the company formerly named Adamis Pharmaceuticals Corporation, or Old Adamis, completed a business combination transaction with Cellegy Pharmaceuticals, Inc., or Cellegy. Before the merger, Cellegy was a public company and Old Adamis was a private company. In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction, Cellegy was the surviving corporation in the merger and changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation, and Old Adamis survived as a wholly-owned subsidiary and changed its corporate name to Adamis Corporation. We have three wholly-owned subsidiaries: Adamis Corporation, USC and Biosyn, Inc.

On April 11, 2016, we completed the acquisition of USC, pursuant to the terms of an Agreement and Plan of Merger dated March 28, 2016.  Pursuant to the terms of the merger agreement, a new-created wholly-owned subsidiary merged with and into USC, with USC surviving as a wholly owned subsidiary of the Company.

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

Risks Related to Our Business, Industry and Financial Condition

We may never commercialize any of our product candidates that are subject to regulatory approval or earn a profit.

There is no assurance that the FDA will grant marketing approval for our Epinephrine PFS product candidate.

We have not received regulatory approval for any drugs or products. Since our fiscal 2010 year, except for revenues from sales of compounded pharmacy formulations after our acquisition of USC in 2016, we have not generated commercial revenue from marketing or selling any drugs or other products. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our product candidates and technologies and support our operations. We may never be able to commercialize any of our product candidates that are subject to regulatory approval or be able to generate revenue from sales of such products. Because of the risks and uncertainties associated with developing and commercializing our specialty pharmaceuticals and other product candidates, we are unable to predict when we may commercially introduce such products, the extent of any future losses or when we will become profitable, if ever. We may never successfully commercialize our product candidates that are subject to regulatory approval, and our business may fail.

On December 16, 2016, we resubmitted to the FDA our NDA relating to our Epinephrine PFS product for the emergency treatment of anaphylaxis.  The FDA accepted the resubmitted NDA for review and, pursuant to the Prescription Drug User Fee Act, provided us with an agency goal action date of six months from date of receipt, for the agency’s response to the resubmission.  However, there are no assurances that the FDA will grant marketing approval for our Epinephrine PFS product by such date, or at all.  The FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to the timing of the FDA’s review process, issuance by the FDA of a Complete Response Letter, FDA requests for additional data, information, materials or clarification, difficulties scheduling an advisory committee meeting, FDA workload issues, extensions resulting from the submission of additional information or clarification regarding information already in the submission within the last three months of the target PDUFA date, or other reasons.  Failure of the FDA to grant marketing approval for our Epinephrine PFS product could have a material adverse effect on our business, financial conditions, results of operations and the market price of our common stock.

Our auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our audited financial statements for the year ended December 31, 2016, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2016, indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in our continuing operations, and that these factors raise substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions or sources, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We will require additional financing to continue as a going concern.

We incurred a net loss of approximately $19.4 million for the year ended December 31, 2016, and a net loss of approximately $13.6 million for the year ended December 31, 2015. At December 31, 2016, we had cash and cash equivalents of approximately $5.1 million, including approximately $1 million in restricted cash, accounts receivable of approximately $0.8 million and liabilities of approximately $12.5 million. The development of our business will require substantial additional capital in the future to commercialize our Epinephrine PFS product if it is approved by the FDA, proceed with development of the Fluticasone and Albuterol DPI, and APC-1000 products, and conduct research and development of other product candidates, as well as to fund our ongoing operations at USC and satisfy our obligations and liabilities. We have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

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

We incurred net losses of approximately $19.4 million for the year ended year ended December 31, 2016, and a net loss of approximately $13.6 million for the year ended December 31, 2015. From inception through December 31, 2016, we have an accumulated deficit of approximately $88.5 million. These losses will increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

There can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis. We expect to have quarter-to-quarter fluctuations in revenue and expenses, some of which could be significant, due in part to variations in expenses and activities relating to research, development, clinical trial, marketing and manufacturing. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our products do not achieve market acceptance, we may never become profitable. As we commercialize and market products, we will need to incur expenses for product marketing and brand awareness and conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, could result in substantial operating losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our limited operating history may make it difficult to evaluate our business and our future viability.

We are in the relatively early stage of operations and development of our current products and product candidates and have only a limited operating history on which to base an evaluation of our business and prospects. Even if we successfully obtain additional funding, we are subject to the risks associated with early stage companies with a limited operating history, including without limitation: the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; regulatory setbacks and delays; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; fluctuations in expenses; and dependence on corporate partners and collaborators. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug technologies, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

Many of our potential products and technologies are in early stages of development.

The development of new pharmaceutical products is a highly risky undertaking, and there can be no assurance that any future research and development efforts we might undertake will be successful. Many of our potential products in the allergy and respiratory fields will require significant additional research and development before any commercial introduction. There can be no assurance that any future research, development or clinical trial efforts will result in viable products or meet efficacy standards. Future clinical or preclinical results may be negative or insufficient to allow us to successfully market our product candidates. Obtaining needed data and results may take longer than planned or may not be obtained at all. Any such delays or setbacks could have a material adverse effect on our ability to achieve our financial goals.

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

The testing of human health care product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability and associated adverse publicity. We currently maintain liability insurance coverage of up to $3,000,000 and an excess liability insurance coverage of up to $6,000,000. Such insurance policies are expensive and may not be available in the future on acceptable terms, or at all. As we conduct additional clinical trials and introduce products into the United States market, the risk of adverse events increases and our requirements for liability insurance coverage are likely to increase. We are subject to the risk that substantial liability claims from the testing or marketing of pharmaceutical products could be asserted against us in the future. There can be no assurance that we will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit our business.

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

We do not have commercial-scale manufacturing capability, and we lack commercial manufacturing experience. We will likely rely on third parties to manufacture and supply our product candidates for which we will be seeking FDA approval.

Except for our facilities at USC that are utilized to prepare compounded formulations, we do not own or operate manufacturing facilities for clinical or commercial production of pharmaceutical product candidates. We do not have any experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we expect to depend on third-party contract manufacturers for the foreseeable future. Any performance failure on the part of our contract manufacturers could delay clinical development, regulatory approval or commercialization of our current or future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

We need FDA approval to market our proposed Epinephrine PFS product and other products in the United States that are subject to regulatory approval, and similar approvals from foreign regulatory authorities to market products outside the United States. The production and marketing of such products and potential products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States and will face similar regulation and review for overseas approval and sales from governmental authorities outside of the United States. The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of our products that are subject to regulatory review, as well as the evaluation of manufacturing processes and contract manufacturers’ facilities, is lengthy, expensive and uncertain. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals. Many of the product candidates that we are currently developing must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, more difficult and more costly to bring our potential products to market, and we cannot guarantee that any of our potential products will be approved. Many products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we or our collaboration partners do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

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

We submitted a Section 505(b)(2) NDA regulatory filing to the FDA in connection with our Epinephrine PFS product, and we intend to pursue Section 505(b)(2) NDA filings with the FDA in connection with our APC-1000, and Fluticasone and Albuterol DPI products and product candidates. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

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

Government and insurance reimbursements for healthcare expenditures play an important role for all healthcare providers, including physicians and pharmaceutical companies such as Adamis, that plan to offer various products in the United States and other countries in the future. Physicians and patients may decide not to order our products unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the price of the products. Market acceptance and sales of our specialty pharmaceutical products, other than our compounding formulations sold by USC, which are less affected by the willingness of third party payors to pay a substantial portion of the price of such products, and potential products will depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. In the United States, our ability to have our products eligible for Medicare, Medicaid or private insurance reimbursement will be an important factor in determining the ultimate success of our products. If, for any reason, Medicare, Medicaid or the insurance companies decline to provide reimbursement for our products, our ability to commercialize our products would be adversely affected.

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

The markets for our PFS Epinephrine product, our proposed DPI inhaler products and other allergy and respiratory products, are intensely competitive and characterized by rapid technological progress. We face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide. Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities, than we do. Our Epinephrine PFS product, if approved for marketing, will compete with a number of other currently marketed epinephrine products for use in the emergency treatment of acute allergic reactions, including anaphylaxis. Certain companies have established technologies that may be competitive with our product candidates and any future products that we may develop or acquire. Some of these products may use different approaches or means to obtain results, which could be more effective or less expensive than our products for similar indications. In addition, many of these companies have more experience than we do in pre-clinical testing, clinical trials and manufacturing of compounds, obtaining FDA and foreign regulatory approvals, and brand name exposure and expertise in sales and marketing. We also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields.

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

Even if our pharmaceutical product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, health care professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

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

If we determine that our intangible assets have become impaired in the future, our total assets and earnings could be adversely affected.

          Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill and indefinite lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently, if indicators of impairment exist. Finite lived intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. If in the future we determine that our intangible assets have become impaired, our total assets, financial results, and earnings could be adversely affected.

We depend on our officers. If we are unable to retain our key employees or to attract additional qualified personnel, our product operations and development efforts may be seriously jeopardized.

Our success will be dependent upon the efforts of our management team and staff, including Dennis J. Carlo, Ph.D., our chief executive officer. The employment of Dr. Carlo may be terminated at any time by either us or Dr. Carlo. We currently do not have key man life insurance policies covering any of our executive officers or key employees. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the operation of our business. Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel. If we are unable to attract new employees and retain existing key employees, the development and commercialization of our product candidates could be delayed or negatively impacted.

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

At December 31, 2016, we had net operating loss carry forwards of approximately $60 million and $46 million for federal and state purposes, respectively. The net operating loss carry forwards will begin to expire through in 2031. The Tax Reform Act of 1986, as amended, or the TRA, provides for a limitation on the annual use of net operating loss carry forwards following certain ownership changes that could limit our ability to utilize these carry forwards. We most likely have experienced various ownership changes, as defined by the TRA, as a result of past financings and merger transactions. Accordingly, our ability to utilize some or all of these carry forwards is likely limited. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, and as a result we may not be able to take full advantage of these carry forwards for federal income tax purposes.

We are subject to certain data privacy and security requirements, which are very complex and difficult to comply with at times. Any failure to ensure adherence to these requirements could subject us to fines and penalties, and damage our reputation.

            We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who may prescribe products we may sell in the future and from whom we may obtain patient health information are subject to privacy and security requirements under HIPAA and comparable state laws.  These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.

Our business and operations would suffer in the event of cybersecurity or other system failures.  Our business depends on complex information systems, and any failure to successfully maintain these systems or implement new systems to handle our changing needs could materially harm our operations.

 In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

Risks Related to Our Compounding Pharmacy Business

Our Inability to Successfully Integrate USC’s Operations Could Adversely Affect Our Operations; Potential Need For Additional Financing.

Our acquisition of USC represented a significant investment.  The USC acquisition requires our and USC’s significant attention and resources, which could reduce the likelihood of achievement of other corporate goals.  Both we and USC have experienced significant operating losses.  As a result, we may need additional financing to help fund USC’s business and satisfy its obligations, which will require additional management time to address.  There is no assurance that we will realize the benefits of the USC acquisition that we hope will be achieved.

USC could receive additional Section 483 letters from the FDA, warning letters or other communications from the FDA or state regulatory authorities, and federal or state proceedings alleging non-compliance with FDA requirements and other applicable federal or state regulatory legal requirements could adversely affect our business, financial condition and results of operations.

Outsourced compounding facilities have historically been subject to FDA inspections on an irregular basis and are now subject to FDA inspections on a risk-based schedule in accordance with DQSA Section 503B(b)(4).  Observations by the FDA of potentially violative conditions during inspections are required to be reported to facility management at the close of the inspection on FDA Form 483.  It is common for such reports to be provided in connection with inspections of compounding outsourcing facilities, and observations may be further followed by Warning Letters and other enforcement actions as the FDA deems warranted.  Following the suspension of sterile production and the voluntary recall, state pharmacy regulatory agencies in certain states also initiated inquiries or took other actions regarding sales of USC products in such states, and some of those proceedings are ongoing.  Resolution of these proceedings, or any future proceedings by the FDA or state regulatory agencies alleging violation of applicable federal or state laws or regulations, could require significant time and financial resources, and an adverse outcome in one or more of these proceedings could adversely affect our business, results of operations and financial condition.

USC resumed production and shipment of CSPs in March - April 2016 following suspension of sterile compounding production during a portion of the second half of 2015 and the first quarter of 2016. We cannot predict when or if we will receive additional 483 observations or other communications from the FDA or state regulatory authorities regarding USC’s compounding outsourcing facility or our CSPs.  USC could be subject to additional regulatory action by the FDA and civil or criminal enforcement action by the Department of Justice under the FDCA, Federal False Claims Act, or other applicable statutes, as well as related private actions, as a result of previous, current or future FDA observations.  USC’s suppliers and customers may negatively consider the Form 483 observations issued to us when deciding to award contracts or continue or renew agreements.  Other state and federal regulators and agencies may also consider the Form 483 observations when conducting their own inspections, enforcement actions or approvals, including license renewals.  Any such actions could significantly disrupt USC’s business and harm its and our reputation, resulting in a material adverse effect on our business, results of operations and financial condition.

USC’s compounded preparations and the pharmacy compounding industry are subject to regulatory and customer scrutiny, which may impair our growth and sales.

USC’s compounded preparations are prepared using active pharmaceutical ingredients and diluents sourced only from suppliers registered with FDA.  Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA.  As a 503B outsourcing facility, USC’s compounded formulations are not subject to the FDA approval process.  The drug products available through branded and generic drug companies have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards.  In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies.  For example, the FDA has in the past requested that a number of compounding pharmacies conduct a recall of all non-expired, purportedly sterile drug products and cease sterile compounding operations due to lack of sterility assurance, and additional compounding pharmacies have suspended sterile production or voluntarily recalled certain sterile compounding products after an FDA inspection of the relevant facilities.  As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these compounded formulations.  Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use USC’s compounded formulations could include the following, among others:  applicable law limits our ability to discuss the efficacy or safety of USC’s formulations with potential users to the extent applicable data is available; and our compounded preparations are primarily sold on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs.  Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit USC’s market and cause its and our business and operations to suffer.  An incident similar to the fungal meningitis outbreak in 2012, which was caused by a compounding pharmacy, could cause USC’s customers to reduce their use of outsourced compounded medications significantly or even stop using outsourced compounded medications altogether.  States have in the past enacted, and could in the future enact, regulations prohibiting or restricting the use of outsourcing compounded medication service providers in response to such incidents.  Such prohibitions or restrictions on outsourced compounded preparations by states, or reduced customer demand as a result of an incident with compounded medication providers, could have a material adverse effect on USC’s and our business, results of operations and financial condition.

We expect increased competition in the future regarding USC’s compounded pharmacy products.  If we fail to respond to such competition successfully, USC’s and our business, results of operations and financial condition could be materially and adversely affected.

The pharmaceutical and pharmacy industries are highly competitive.  We compete against other registered outsourcing facilities, branded drug companies, generic drug companies, regional compounders that provide patient-specific compounding that decide to expand to 503B outsourcing, non-patient-specific compounding, large hospitals and integrated delivery networks, other compounding pharmacies, and new entrants to the industry.

Many competitors that market and sell compounded preparations have longer operating histories and may have greater financial, marketing and other resources than we do.  We are significantly smaller than some of such competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of USC’s formulations or compete for market share in these sectors.  These potential competitors could leverage existing resources and experience operating in industries that are subject to significant regulatory oversight in order to overcome certain barriers to entry.  Consequently, competitors may be able to develop products and services competitive with, or superior to, USC’s products and services.  Furthermore, we may not be able to differentiate USC’s compounded preparations and services from those of our competitors, successfully develop or introduce new services—on a timely basis or at all—that are less costly than those of our competitors or offer customers payment and other commercial terms as favorable as those offered by our competitors.  We expect competition to intensify as technology advances, such as those in the field of robotics and automation, and consolidation continues.  Also, new developments by pharmaceutical manufacturers, such as increasing the number of abbreviated new drug applications, to cover less frequently used drug formulations, could render some or most of USC’s products or services obsolete.  In addition, the drug products available through branded and generic drug companies with which USC’s formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards.  USC’s compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA.  As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, USC’s formulations.  Increased competition could reduce revenue and gross profit and otherwise materially adversely affect our business, results of operations and financial condition.

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change.  Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies.  Products developed by our competitors, including FDA-approved drugs and compounded formulations created by other pharmacies and outsourcing facilities, could render USC’s products and technologies obsolete or unable to compete effectively.  Other competitive factors include the safety and efficacy of a product, the size of the market for a product, the timing of market entry relative to competitive products, the availability of alternative compounded formulations or approved drugs, the price of a product relative to alternative products, the availability of third-party reimbursement, the success of sales and marketing efforts, brand recognition and the availability of scientific and technical information about a product.

Our failure to anticipate or appropriately adapt to changes or trends within the pharmaceutical industry could have a significant negative impact on our ability to compete successfully.

The pharmaceutical compounding industry is growing and evolving rapidly.  Any significant shifts in the structure of the industry, or the healthcare products and services industry in general, could alter the industry dynamics and adversely affect USC’s ability to attract or retain customers.  These changes or trends could result from, among other things, new entrants into the sterile compounding business or regulatory changes.  For example, the PPACA was signed into law in 2010, and the DQSA was signed into law in 2013.  Each of these laws is expected to have a significant impact on USC’s business and customers, but regulations and guidance implementing each of these laws continue to be proposed and made final.  Our failure to anticipate or appropriately adapt to any changes or trends, including those that may result from the implementation of these laws, none of which are within our control, could have a significant negative impact on USC’s competitive position and materially adversely affect USC’s and our business.

If a compounded drug formulation provided through our compounding services leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities and reputational harm.

The production, labeling and packaging of CSPs is inherently risky.  The success of USC’s compounded formulations and pharmacy operations depends to a significant extent upon medical and patient perceptions of USC and us and the safety and quality of USC’s products.  We could be adversely affected if USC, any other compounding pharmacies or USC’s formulations and technologies, are subject to negative publicity.  We could also be adversely affected if any of USC’s formulations or other products, any similar products sold by other companies, or any products sold by other compounding pharmacies, prove to be, or are asserted to be, harmful to patients.  There are a number of factors that could result in the injury or death of a patient who receives one of USC’s compounded formulations, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error.  Any of these situations could lead to a recall of, or safety alert relating to, one or more of USC’s products.  Similarly, to the extent any of the components of approved drugs or other ingredients used by USC to produce compounded formulations have quality or other problems that adversely affect the finished compounded preparations, USC’s and our sales could be adversely affected.  In addition, in the ordinary course of business, we may voluntarily retrieve products in response to a customer complaint.  Because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of USC’s products, any similar products sold by other companies or any other compounded formulations, could have a material adverse impact on our business, results of operations and financial condition.

We could become subject to product recalls and termination or suspension of our state pharmacy licenses if laboratory testing does not identify all contaminated products or if our products otherwise cause or appear to have caused injury or harm to patients.  In addition, such laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations even if the impacted formulations are ultimately found to be sterile and no patients are harmed by them.  If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of USC’s formulations or compounds, USC’s and our reputation could suffer, physicians may be unwilling to prescribe USC’s products or order any prescriptions from such pharmacies, we could become subject to product and professional liability lawsuits, and USC’s or our state pharmacy or other required licenses could be terminated or restricted.

Any retrieval or recall, whether voluntary or requested by the FDA or state regulatory authorities, could result in significant costs and lead to product withdrawals and harm USC’s or our ability to successfully launch new products and services.  These problems could also result in enforcement actions by state and federal authorities or other healthcare self-regulatory bodies, or product liability claims or lawsuits, including those brought by individuals or groups seeking to represent a class or establish multi-district litigation proceedings.  Any such action, litigation, recall or reputational harm, even recalls or negative publicity resulting from patient harm or death caused by compounded medications prepared by a competitor or a hospital pharmacy, could result in a material adverse effect on USC’s and our business, results of operations, financial condition and liquidity.  Current or future insurance coverage may prove insufficient to cover any liability claims brought against USC or us.  Because of the increasing cost of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

USC’s ability to generate revenues will be diminished if it fails to obtain acceptable prices or an adequate level of reimbursement from third party payors.

Currently, USC is paid directly by most of its customers and does not submit large amounts of claims for reimbursement through Medicare, Medicaid or other third-party payors, although its customers may choose to seek available reimbursement opportunities to the extent that they exist.  USC works with third-party insurers, pharmacy benefit managers and buying groups to advocate that patient-specific customizable compounded formulations be available to patients at accessible prices.  We plan to continue to devote time and other resources to seek reimbursement for compounded formulations.  However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years.  Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval.  The continued efforts of health maintenance organizations, managed care organizations, government programs (such as Medicare, Medicaid and other federal and state-funded programs) and other third party payors to limit reimbursements to USC’s customers may adversely impact our financial results.  Further, HIPAA and the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably adversely affect USC’s business.  As a result, reimbursement from Medicare, Medicaid and other third party payors may cease to be available for USC’s products or may not be sufficient to allow USC to sell products on a competitive basis and at desirable price points.  If government and other third party payors do not provide adequate coverage and reimbursement levels for USC’s formulations, the market acceptance for USC’s formulations may be limited.  We expect cost pressures from third party payors to continue, and USC’s customers have limited bargaining power to counter payor demands for reduced reimbursement rates.  If USC’s customers increasingly insource pharmaceutical preparations or use alternative third party providers due to these pressures, USC’s and our business, results of operations and financial condition may be materially adversely impacted.

Consolidation in the health care industry could lead to demands for price concessions, which could have an adverse effect on our business, financial condition and results of operations.

Because health care costs have risen significantly, numerous initiatives and reforms by legislatures, regulators and third party payors to curb these cost increases have resulted in a trend in the health care industry to consolidate product suppliers and purchasers.  When finalized, the guidance for 503B outsourcing facilities regarding vendor qualification and incoming raw materials testing may be onerous and significantly increase the cost of USC’s compounded medications.  Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with significant market power, and we expect this trend to continue.  As provider networks consolidate, thereby decreasing the number of market participants, competition to provide products and services such as those offered by USC will become more intense, and the importance of establishing relationships with key industry participants will become greater.  In addition, industry participants may try to use their increased market power to negotiate price reductions for USC’s products and services.  If we are forced to reduce prices as a result of either an imbalance of market power or decreased demand for USC’s products, our business, financial conditions and results of operations would be adversely affected.

If we are unable to maintain our GPO relationships, our revenue could decline.

USC currently derives, and expects to continue to derive, a significant portion of its revenue from end-user customers that are members of group purchasing organizations, or GPOs.  USC is also a member of one or more GPOs.  GPOs negotiate pricing arrangements that are then made available to a GPO’s affiliated hospitals and other members.  GPOs provide end-users access to a broad range of pharmaceutical products and services from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the purchasing decisions of such end-users.  Hospitals and other end-users contract with the GPO of their choice for their purchasing needs in an effort to lower costs.  Maintaining USC’s contractual relationships with GPOs will, we believe, help allow USC to continue to provide outsourced compounded formulations, offer a broad product line, and remain price competitive, and failure to maintain such relationships could adversely affect USC’s ability to obtain supplies at competitive prices.  The GPOs with which USC currently has contractual relationships, or other GPS, may have relationships with USC’s customers, and as such the GPOs may influence the customers’ buying patterns regarding USC’s products or those of our competitors.  If we are unable to maintain USC’s relationships with GPOs, USC’s and our business, financial condition and results of operations could be adversely affected.

USC relies on third parties, and in some cases a single third party, to provide active pharmaceutical ingredients and containers.  If these third parties do not deliver as expected or if USC’s agreements with them terminate, USC’s and our business, financial condition, and results of operations could be adversely affected.

USC has contractual relationships with pharmaceutical manufacturers and other suppliers of active pharmaceutical ingredients and containers.  Any changes to these relationships, including, but not limited to, a loss of a supplier relationship, product shortages or changes in pricing, could have an adverse effect on USC’s and our business, financial condition and results of operations.

USC’s business depends to a significant extent on the reliable delivery of drugs from its key suppliers, some of which provide favorable terms in exchange for USC’s or our commitment to purchase minimum volumes of, or in some cases all of USC’s needs for, one or more drugs.  We strive to identify and maintain relationships with more than one source for active pharmaceutical ingredients and containers used in USC’s CSPs.  If a drug for which we have not qualified an alternative source becomes unavailable, we may not be able to identify and qualify a replacement supplier or may suffer a delay in doing so, which could adversely affect USC’s and our revenues.  Further, we may not receive the same pricing from an alternative supplier.  A price increase resulting from using alternative suppliers or due to a shortage of a particular drug, a manufacturer gaining an exclusive right to market and sell a given drug, or any other reason could make USC’s compounded preparations containing that drug more expensive, and therefore potentially less attractive, to USC’s customers.  In addition, active pharmaceutical ingredients and containers that we purchase may not always be available in sufficient quantities to meet USC’s needs and the needs of USC’s customers.  Some pharmaceutical ingredients are only available through a single supplier and may be subject to limits on distribution.  Additionally, some of the containers that USC uses in its compounded preparations are particular to a supplier, and USC’s customers may use a drug delivery system of a particular supplier.  Therefore, if there is a shortage or interruption in the supply of a certain supplier’s containers, USC may not be able to sell compounded preparations in alternative containers to certain of its customers.  In addition, there is a risk that one or more suppliers could be acquired by another company that owns registered 503B outsourced compounding facilities, in which case we could be required to purchase ingredients or containers from a competitor, which could harm our business.

USC experiences supply interruptions and shortages from time to time.  USC retains inventory of drug components and containers in order to help provide our customers continuity of service, but its inventory may not be sufficient.  If a supply disruption results in the inability to obtain compounding components, USC’s and our business, financial condition and results of operations could be adversely affected.

USC’s reliance on suppliers also exposes USC and us to risks that are not within our control, including the following:

●	USC relies on suppliers to provide it with drugs, diluents and containers of an acceptable quality in a timely fashion. Any quality issues, recalls, or supply delay or interruption could harm USC's ability to sell products and may subject USC or us to product liability claims.
●	USC’s suppliers’ facilities must satisfy production and quality standards set by the FDA and other regulatory authorities that periodically inspect facilities to determine compliance. If our suppliers fail to satisfy these requirements, their facilities could be shut down permanently or for an extended period of time.
●	USC’s suppliers may not be able to produce the volume that USC requires or may experience disruptions or delays due to market conditions, natural disasters, labor-related disruptions, failure in supply or other logistical channels or other reasons.
●	A supplier could decide to terminate its contract or supply arrangement with USC due to a disagreement with USC or us.

           Each of these risks could delay the production of USC’s products or result in higher costs or deprive USC and us of potential revenues.  Further, delays or interruptions in supply could limit or curtail USC’s ability to meet customer demand for its CSPs.  Any such delay or interruption could harm USC’s reputation as a provider of outsourced CSPs, cause USC’s customers to find alternative sources for CSPs or reduce their use of outsourced CSPs, any of which could have a material adverse effect on USC’s and our business, financial condition, and results of operations.

A disruption in USC’s operations or the delivery of compounded preparations to customers could damage relations with customers.

USC’s success depends upon its ability to provide timely, reliable and consistent services and products to its customers.  Natural disasters or other catastrophic events, including tornadoes, hurricanes, blizzards and other weather conditions, terrorist attacks, power and data interruptions, fires as well as logistical or delivery disruptions could disrupt USC’s or its suppliers’ and vendors’ operations and impede USC’s ability to provide services and deliver products to customers, which could adversely impact USC’s and our results of operations.  For example, USC’s CSPs have expiration dates, and USC’s compounded preparations must remain under specified storage conditions, including some items that must remain refrigerated or frozen or those that are sensitive to excessive heat.  Any disruption or delay in delivery may cause spoilage and the need to retrieve and replace products.  In the event that USC experiences a temporary or longer term interruption in its ability to deliver services or products, USC’s and our revenues could be reduced, USC’s reputation could be damaged and USC’s and our business could be materially and adversely affected.  For example, USC’s suspension of sterile product production during portions of the second half of 2015 and the first quarter of 2016 adversely affected its relationships with some of its customers and sales personnel, and resulted in revenues in 2016 that were below our expectations. In addition, any continuing disruption in either USC’s or our computer systems or telephone system could adversely affect USC’s or our ability to receive and process customer orders and ship products on a timely basis, and could adversely affect USC’s or our relations with customers, potentially resulting in reduction in orders or loss of customers.

We have incurred significant indebtedness, which will require substantial cash to service and which subjects us to certain financial requirements and business restrictions.

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the Merger Agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the Company or USC in connection with the merger, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the Loan Documents.  The lender in all of the USC Loan Documents was First Federal Bank and/or its successor Bear State Bank, referred to as Lender or the Bank.  In November 2016, we entered into amendments of these loan agreements with the Bank.  Pursuant to the assumed amended loans are required to make current periodic interest and principal payments under the Amended Loan Documents, in an amount of approximately $55,000 per month; the amount of required interest payments is subject to change depending on future changes in interest rates.  We also entered into a loan and security agreement with the Lender, referred to as the Adamis Working Capital Line, pursuant to which we may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement.  Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement.  Interest payments are required to be made quarterly.  As amended effective March 31, 2017, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to our loan agreement with the Bank, are due and payable on March 1, 2018, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents. Our obligations under the Adamis Working Capital Line are secured by certain collateral, including without limitation our interest in amounts that we have loaned to USC; a warrant that we issued to the Lender to purchase up to 1,000,000 shares of our common stock at an exercise price equal to par value per share, only exercisable by Lender if we are in default under the loan documents and if the Lender delivers a notice to us and we do not cure the default within the applicable cure period; and our Certificate of Deposit ("CD") with the Lender of approximately $1,000,000.  Further, if at any time before the repayment of the loan, the value of the sum of (i) the amount of the funds in the CD, plus (ii) the product of:  (A) the number of unexercised shares under the warrant multiplied by (B) the value of our common stock, falls below the product of (Y) 1.5 multiplied by (Z) the outstanding principal balance of the note evidencing the Adamis Working Capital Line, then following delivery of a notice from the Bank to us, we will either :  (1) amend the warrant or provide an additional warrant to provide Lender with rights to purchase additional shares of common stock; or (2) reduce the principal balance of the note to bring us in compliance with the requirements set forth above, and failure to comply with this requirement after notice from Lender is an event of default under the loan documents.

 The Amended Loan Documents agreement with the Bank include a variety of representations, warranties and covenants that we are required to comply with.  If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law.

Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital if required, which is subject to economic, financial, competitive and other factors, some of which are beyond our control.  If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, attempting to restructure our debt or obtaining additional capital through sales of equity or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders.  Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations.  Additionally, the Amended Loan Documents contain various restrictive covenants, including, among others, our obligation to deliver to the Bank certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without the Bank’s prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or make certain repurchases of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions.  Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument.  In the event of any such default, the Bank may be able to foreclose on the assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available.  Any such event or occurrence could severely and negatively impact our business, financial conditions or results of operations.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline and raising capital could be more difficult.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  In the future, our management may determine that our disclosure controls and procedures are ineffective or that there are one or more material weaknesses in our internal controls over financial reporting, resulting in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.  Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  In addition, as a smaller reporting company, our independent registered public accounting firm has never performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, significant deficiencies or material weaknesses may have been identified.  Efforts to correct any material weaknesses or deficiencies that may be identified could require significant financial resources to address.  Moreover, if remedial measures are insufficient to address the deficiencies that are determined to exist, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements could contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, and we could become subject to class action litigation.  Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information.  We can give no assurance that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls.  In addition, controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decline.  Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, the NASDAQ Stock Market or other regulatory authorities.

Prior to its acquisition by us, USC was a private company and has not previously been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC or other corporate governance requirements.

USC was a private company, and prior to its acquisition by us in April 2011 has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject.  As a result, we are required to implement the appropriate internal control processes and procedures over USC’s financial accounting and reporting.  The combined company may incur significant legal, accounting and other expenses in efforts to ensure that USC meets these requirements.  Implementing the controls and procedures at USC that are required to comply with the various applicable laws and regulations may place a significant burden on our management and internal resources.  The diversion of management’s attention and any difficulties encountered in such an implementation could adversely affect our business, financial condition and operating results.

If we are unable to maintain an effective sales and marketing infrastructure, USC’s success in selling products will be inhibited.

USC has internal sales and marketing employees that assist in marketing and selling of its products, and USC also has arrangements with independent contractors and sales representatives who assist in the marketing and selling of its products.  If USC’s sales increase in the future, it may need to expend significant resources to further grow its internal infrastructure and properly train sales personnel, including without limitation with respect to regulatory compliance matters.  We may also choose to engage or enter into other arrangements with third parties to provide sales and marketing services for USC in place of or to supplement USC’s internal commercialization infrastructure.  We may not be able to secure sales personnel or relationships with third-party sales organizations that are adequate in number or expertise to successfully market and sell USC’s products and services.  Further, any third party organizations we may seek to partner with or engage may not be able to provide sales and marketing services in accordance with our expectations and standards.  A failure to maintain compliant and adequate sales and marketing capabilities, through USC’s and our own internal infrastructure or third-party services or other arrangements, could have a material adverse effect on USC’s and our business, financial conditions and results of operations.

USC’s formulations and technologies could potentially conflict with the rights of others.

The preparation or sale of USC’s formulations and use of USC’s technologies may infringe on the patent or other intellectual property rights of others.  If USC’s products infringe or conflict with the patent or other intellectual property rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin our manufacturing and marketing of the affected products.  Patent litigation is costly and time consuming and may divert management’s attention and our resources.  We may not have sufficient resources to bring any such actions to a successful conclusion.  If we are not successful in defending against these legal actions should they arise, we may be subject to monetary liability or be forced to alter our products, cease some or all of our operations relating to the affected products, or seek to obtain a license in order to continue manufacturing and marketing the affected products, which may not available on acceptable terms or at all.

Risks Related to Regulation

Our business is significantly impacted by state and federal statutes and regulations, including regulatory risks associated with operation of USC’s 503B registered outsourcing facility.

The marketing and sale of compounded formulations is subject to and must comply with extensive and evolving state and federal statutes and regulations governing compounding pharmacies.  These statutes and regulations include, among other things, for certain kinds of compounding pharmacies restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities registered under Section 503B of the FDCA such as USC’s registered outsourcing facility, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling.  These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may limit the market available for compounded formulations, as compared to the market available for FDA-approved drugs.

 USC’s pharmacy business is impacted by federal and state laws and regulations governing, among other things:  the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries, including state pharmacy, manufacturer, wholesaler and distribution licensure and registration or permit standards; rules and regulations issued pursuant to HIPAA, and other state and federal laws related to the use, disclosure and transmission of health information; and state and federal controlled substance laws.  USC’s or our failure to comply with any of these laws and regulations could severely limit or curtail USC’s or our pharmacy operations, which could materially harm USC’s and our business, financial conditions and results of operations.  Further, our business could be adversely affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations.  We could incur significant costs in order to comply with such regulations.

We are subject to significant costs and uncertainties related to compliance with the extensive regulations that govern the compounding, labeling and distribution of pharmaceutical products and services, in general, and compounded formulations, in particular.  If our compounding facility fails to comply with the Controlled Substances Act, FDCA, or state statutes and regulations, USC could be required to cease operations or become subject to restrictions that could adversely affect our business.

The production, distribution, processing, formulation, packaging and labeling of pharmaceutical products and services such as USC’s compounded formulations are subject to extensive regulation by federal agencies, including the FDA and the DEA.  We and USC are also subject to a significant number of state and local laws and regulations.  Compliance with these federal, state and local laws and regulations, including compliance with any newly enacted regulations, requires the substantial expenditure of time, money and effort.  Failure to comply with FDA requirements and other federal or state governmental laws and regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, exposure to product liability claims, total or partial suspension of production or distribution, enforcement actions, injunctions and civil or criminal prosecution, any of which could have a material adverse effect on USC’s and our business, financial condition or results of operations.  Further, the publicity of any violations or perceived violations of these laws and regulations could result in significant reputational harm to USC’s or our business.

The federal, state and local laws and regulations applicable to the pharmaceutical and compounding industries are subject to frequent change, whether through change in law or through interpretation.  Changes in these laws and regulations may require changes to USC’s or our business and operations that may be difficult to implement and require significant expenditures.  For example, as a result of the increased scrutiny resulting from the 2012 meningitis outbreak that was traced to a Massachusetts compounding pharmacy, in 2013 the U.S. Congress passed the DQSA, which sets forth new standards applicable to outsourcing facilities such as USC’s and invites voluntary registration with the FDA.  The DQSA also permits states to continue to impose separate regulatory requirements.  Under the DQSA, USC has registered with the FDA as a Section 503B outsourcing facility and has implemented policies and procedures that are intended to achieve compliance with the DQSA requirements for such facilities.  However, there can be no assurance that we or USC are fully compliant with these requirements, and any failure to comply may result in additional costs to bring such facilities into compliance.  Moreover, the FDA continues to issue draft and final guidance under the DQSA, including those relating to cGMPs, which may require further changes to USC’s business, facilities or processes, some of which may be significant.

State legislatures and regulatory authorities also reacted to the fungal meningitis outbreak by imposing additional regulatory requirements on compounding activities for outsourcing compounders and reminding outsourcing compounders of regulatory requirements already in effect.  Since 2012, the FDA has convened a number of inter-governmental working meetings with government officials from each state, the District of Columbia and Puerto Rico, to discuss topics such as oversight of compounding, including the implementation of the DQSA, and opportunities to better protect public health by strengthening oversight of compounders through improved collaboration between the FDA and the states.  As a result of such meetings, the FDA and the states committed, among other things, to enhance inter-agency communication surrounding the implementation of the DQSA, which may lead to additional guidance or regulation in the future.  If federal, state or local regulatory authorities place new restrictions or limitations on USC’s or our operations, USC’s or our business, financial conditions or results of operations could be materially adversely affected.

State pharmacy laws require facilities dispensing or distributing into that state to be licensed accordingly, and many states require separate licenses for the various activities that USC performs.  Various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state.

Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities, and subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not to comply with these laws.  If our or USC’s activities fail to comply with such requirements, we could be forced to permanently or temporarily cease or limit the applicable compounding operations, which could severely limit USC’s ability to market and sell formulations in such states and could materially harm USC’s and our business, financial condition and results of operations.  Any such noncompliance could also result in complaints or adverse actions by other state boards of pharmacy, FDA inspection of the facility to determine compliance with the FDCA, loss of FDCA exemptions provided under Section 503A or 503B, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and adversely affect our business, financial condition and results of operations.

Further, the FDA is seeking to limit, under Section 503A of the FDCA, the amount of compounded products that a pharmacy not registered as an outsourcing facility under Section 503B of the FDCA can dispense interstate.  The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (MOU) with each state setting forth limits on interstate compounding.  The current draft standard MOU presented by the FDA in February 2015 would limit interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month.  The FDA has stated in guidance issued in February 2015 that it will not enforce interstate restrictions until after it publishes a final standard MOU and has made it available to states for signature for some designated period of time.  If the final standard MOU is not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state and not registered as an outsourcing facility would be limited to quantities not greater than 5% of total prescription orders dispensed or distributed by the pharmacy (the 5% rule); however, we are not aware that the FDA currently enforces or has in the past enforced the 5% rule and, under current draft guidance, the FDA has stated that it will not enforce the 5% rule until a standard MOU has been made available to states for signature.  The FDA has proposed a 180-day period for states to agree to the standard MOU after the final version is presented, after which it would begin to enforce the 5% rule.  Until a final MOU is issued and presented to states to consider, the extent of interstate dispensing restrictions imposed by Section 503A is unknown.  However, if the final standard MOU contains a 30% limit on interstate distribution or if the FDA begins to enforce the 5% rule, certain aspects of our pharmacy operations could be limited.

In the future, we may not be able to satisfy applicable federal and state licensing and other requirements for USC’s pharmacy business in a timely manner or at all, changes to federal and state pharmacy regulations may restrict compounding operations or make them more costly, we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, or market acceptance of compounding pharmacies generally may be curtailed or delayed.

We must compound in conformity with applicable cGMP requirements; failure to maintain compliance with applicable cGMP requirements may prevent or delay the compounding or marketing of our compounded preparations.

USC’s 503B outsourcing facility operations must continually adhere to (i) applicable cGMP requirements, which are issued and enforced by the FDA through regulations and guidance and interpreted and enforced through its inspection programs, and (ii) sterile product requirements under applicable state law, such as General Chapter <797> (“USP <797>“), published by the U.S. Pharmacopeia (USP) Convention, a scientific standard-setting organization, which have been codified in many states and which have historically been enforced by applicable state boards of pharmacy through inspection programs but are also enforceable by the FDA.  In complying with applicable cGMPs and USP <797>, we must expend time, money and effort in production, record-keeping and quality control to ensure that USC’s products and services meet applicable specifications and requirements.  In July 2014, the FDA issued draft guidance for cGMPs for human drug compounding outsourcing facilities, such as USC’s.  Because this cGMP draft guidance has not been finalized and may be significantly changed prior to being made final, we may need to expend substantial additional resources to comply with the final applicable cGMPs, along with any additional modifications over time.

The FDA and other governmental entities enforce compliance with regulations and guidance through periodic risk-based inspections.  We received FDA Form 483 observations following inspections in 2014 and 2015.  If any of these entities were to deem inspectional observations at USC’s facilities or our responses to such observations to be unsatisfactory, operations at such facility could be interrupted or halted, and we may incur unanticipated compliance expenditures and be subject to enforcement actions such as recall or seizure of USC products, injunctions, civil penalties and criminal prosecution.  In addition, any regulatory deficiencies or suspension resulting in compounding interruptions or halts may disrupt USC’s or our ability to meet our production and contractual obligations to USC’s customers and lead to significant delays in the availability of USC’s compounded preparations, which could have a material adverse effect on USC’s and our business, results of operations and financial condition.  Similarly, any adverse publicity associated with any such events could have a material impact on USC’s and our reputation and results of operations.

Certain of USC’s customers are contractually permitted to inspect USC’s facilities to ensure compliance with industry standards.  The failure to achieve a compliance level satisfactory to such customers may result in immediate contract termination, penalties or volume reductions or loss of customers immediately or upon the expiration of existing contracts.

Certain of USC’s compounded preparations contain controlled substances, and extensive regulation of such controlled substances could have a negative effect on our business, financial conditions or results of operations.

Certain of USC’s compounded preparations contain controlled substances or “listed chemicals,” which are subject to extensive regulation by the DEA regarding procurement, manufacture, storage, shipment, sale and use.  These regulations are also imposed on USC and its suppliers, vendors and customers and add additional complications and costs to the storage, use, sale and distribution of such products.  Government quotas on controlled substances limit the supply of components for certain of USC’s compounded preparations and restrict the ability to distribute those preparations.  Our inability to obtain authorization from the DEA to procure controlled substances used in USC’s compounded preparations could have an adverse impact on USC’s and our business, financial condition and results of operations.

             The FDA and the DEA review the safety of controlled substances on an ongoing basis, and it is possible that these regulatory agencies could impose additional restrictions on marketing or distribution of such products or services, or could withdraw regulatory approval for materials that USC uses as components in its products or services.  Failure to comply with relevant regulations governing controlled substances could result in civil penalties, refusal to renew necessary registrations, initiation of proceedings to revoke such registrations, reductions of the amounts of controlled substances that USC may obtain and, in certain circumstances, criminal prosecution.  If the FDA or the DEA withdraw the approval of, or placed additional significant restrictions on, USC’s products or the components used in them, sales of USC products and the ability to promote USC products and services could be materially and adversely affected.  Also, the DEA or applicable state regulatory bodies may in the future seek to regulate additional ingredients in USC’s compounded preparations as controlled substances or listed chemicals.

USC and its customers are subject to a variety of federal, state and local laws and regulations relating to the general healthcare industry, which are subject to frequent change.

Participants in the healthcare industry, including USC and its suppliers and customers, are subject to a variety of federal, state and local laws and regulations.  Laws and regulations in the healthcare industry are extremely complex and, in many instances, industry participants do not have the benefit of significant regulatory or judicial interpretation.  Though certain of these healthcare laws and regulations are not directly applicable to USC or us, they may be applicable to USC’s customers, third-party vendors and other supply chain partners.  For example, the PPACA was enacted in 2010, and many of the structural changes enacted by the PPACA were implemented in 2014.  However, some of the applicable regulations and sub-regulatory guidance under the PPACA have not yet been issued or finalized.  These reforms affect the coverage and plan designs that are or will be provided by many of USC’s customers’ third party payors.  As a result, such reforms could affect the ability of our USC’s to purchase USC products or services and, as a result, adversely impact our revenues.  We cannot predict what effect, if any, the PPACA, related regulations and sub-regulatory guidance may have on USC’s or our business.

 In addition, we are subject to the federal anti-kickback statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs.  Violations of the anti-kickback statute can result in imprisonment, civil or criminal fines.  Any violation or alleged violation of such federal or state laws could harm USC’s or our reputation, customer relationships or otherwise have a material adverse effect on our business, financial condition and results of operations.

 Such laws and regulations are subject to change and often are uncertain in their application.  As controversies continue to arise in the healthcare industry, federal, state and local regulation and enforcement priorities may increase.  There can be no assurance that USC, or one of its customers, third party vendors or other supply chain partners, will not be subject to scrutiny or challenge under one or more of these laws or regulations or that any such challenge would not be successful.  Any such challenge, whether or not successful, could adversely affect USC’s or our business, financial condition or results of operations.

Changes in the healthcare industry that are beyond our control may have an adverse impact on our business.

The healthcare industry is changing rapidly as consumers, governments, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs.  Such changes could include changes to make the government’s Medicare reimbursement programs more restrictive, which could limit or curtail the potential for USC’s formulations to obtain eligibility for reimbursement from such payors, or changes to expand the reach of HIPAA or other health privacy laws, which could make compliance with these laws more costly and burdensome.  Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could adversely affect USC’s or our business.  Any changes to laws and regulations affecting the healthcare industry could impose significant additional costs on USC’s and our operations in order to maintain compliance or could otherwise negatively affect USC’s or our business, financial conditions or results of operations.

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

The market price of our common stock may fluctuate substantially. For example, from January 2015 to December 31, 2016, the market price of our common stock has fluctuated between $2.50 and $10.12. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of March 30, 2017, we had 22,634,713 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of March 30, 2017, we had reserved for issuance 6,290,481 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $5.12 per share, and we had outstanding warrants to purchase 9,012,469 shares of common stock. Subject to applicable vesting requirements, upon exercise of these options or warrants, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options.

Some of our outstanding warrants may result in dilution to our stockholders.

As of December 31, 2016, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 8,194,044 shares of common stock, including the 7,899,263 shares of common stock issuable upon exercise of the convertible preferred stock and Common Stock warrants, at a weighted average exercise price of $3.38 per share. As of December 31, 2016, 1,000,000 shares of our common stock were issuable upon exercise of warrants at an exercise price equal to the par value of $0.0001 per share that we issued to the Bank as collateral for the $2 million working capital line of credit, exercisable only if the Company is in default under the loan agreement or related bank documents; and 7,899,263 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following private placement transactions: warrants to purchase 1,418,439 shares at an exercise price of $3.40 per share in our August 2014 Series A Convertible Preferred Stock transaction, warrants to purchase 1,183,432 shares at an exercise price of $4.10 per share in our January 2016 Series A-1 Convertible Preferred Stock transaction; warrants to purchase 1,724,137 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; warrants to purchase 3,573,255 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants; and 625,013 shares of Series A-2 Convertible Preferred Stock were convertible on a one-for-one basis (subject to certain beneficial ownership limitations) into 625,013 shares of common stock.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of March 30, 2017, our directors, executive officers and their respective affiliates owned approximately 6% of our outstanding shares of common stock and our largest stockholder owned approximately 7% of the outstanding shares of our common stock. In addition, certain holders of our convertible preferred stock and warrants to purchase shares of our convertible preferred stock beneficially own approximately 9.9% of our outstanding shares of common stock, giving effect to the beneficial ownership limitations that apply with respect to such shares of preferred stock and warrants. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal headquarters consisting of approximately 7,525 square feet of leased premises is located at 11682 El Camino Real, Suite 300, San Diego, CA 92130. The Company occupies this space pursuant to a sublease agreement with a term that expired on November 30, 2014; rent during the term was $15,050 per month. The Company has entered into a lease agreement to lease the same space with a term commencing December 1, 2014. The lease has a basic term expiring four years after the commencement date, and the Company has an option to extend the term of the lease for an additional three years. Average rent during the term will be $23,304 per month, with a deposit of $170,000 paid in November 2014. Through December 2016, $85,000 of the deposit was applied to rent and the balance of deposit as of December 31, 2016 was $85,000.

The Company's wholly owned subsidiary, USC, occupies a Company owned property consisting of approximately 16,065 square feet, two-story, office building/laboratory in a lot of approximately 1.65 acres located at 1270 Don's Lane, Conway, Arkansas 72032.

ITEM 3.	LEGAL PROCEEDINGS

We are and may become involved in or subject to routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business. Any such litigation could divert management time and attention from Adamis, could involve significant amounts of legal fees and other fees and expenses, or could have a material adverse effect on our financial condition, cash flows or results of operations.

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

	High	Low
Fiscal 2015
First Quarter (January 2015 to March 2015)	$7.07	$3.83
Second Quarter (April 2015 to June 2015)	$4.99	$3.77
Third Quarter (July 2015 - September 2015)	$4.63	$3.25
Fourth Quarter (October 2015 to December 2015)	$5.56	$3.76
Fiscal 2016
First Quarter (January 2016 - March 2016)	$6.63	$4.02
Second Quarter (April 2016 to June 2016)	$10.12	$2.62
Third Quarter (July 2016 to September 2016)	$3.47	$2.57
Fourth Quarter (October 2016 to December 2016)	$3.35	$2.50

As of December 31, 2016, we had approximately 93 common stock holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2016, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders	4,320,409	$6.06	3,631,305

(1)	Excludes shares issuable upon exercise of restricted stock units, which do not have an exercise price.

(2)	Under the Company’s 2009 Equity Incentive Plan, the number of shares available for issuance under the plan increases automatically increase on January 1st of each year in an amount equal to the lesser of (i) five percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser number of shares of Common Stock determined by the board of directors before the start of a calendar year for which an increase applies.

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during the year ended December 31, 2016, has previously been reported in reports on Form 10-Q and reports on Form 8-K that we filed during that fiscal year.

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

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in the therapeutic areas of respiratory disease and allergy.  We are currently developing several products in the allergy and respiratory markets, including our Epinephrine Injection pre-filled syringe, or PFS, product for use in the emergency treatment of acute allergic reactions, including anaphylaxis; albuterol (APC-2000) and fluticasone (APC-4000) dry powder inhaler, or DPI, products for the treatment of bronchospasm and asthma, respectively; and beclomethasone (APC-1000), a metered dose inhaler product for the treatment of asthma. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit Section 505(b)(2) New Drug Applications, or NDAs, or Section 505(j) Abbreviated New Drug Applications or ANDAs, and regulatory approval filings, to the U.S. Food and Drug Administration, or FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

Our U.S. Compounding, Inc., subsidiary, or USC, which we acquired in April 2016 and which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, and the U.S. Drug Quality and Security Act, or DQSA, provides prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, injectables, urological preparations, ophthalmic preparations, topical compounds for pain and men’s and women’s health products. USC’s compounded formulations in many circumstances are offered as alternatives to drugs approved by the FDA. USC also provides certain veterinary pharmaceutical products for animals.

To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make significant investments in, among other things, new product development and working capital.

NDA Filing Regarding Epinephrine PFS Product

On December 15, 2016, we resubmitted to the FDA our Section 505(b)(2) NDA application for approval for sale of our Epinephrine PFS product, for the emergency treatment of acute allergic reactions, including anaphylaxis. The resubmission was in response to a Complete Response Letter, or CRL, that we received from the FDA on June 6, 2016.  On January 19, 2017, we announced that the FDA had accepted for review our resubmitted NDA.  The FDA indicated that it considered the resubmission to be a complete response to the CRL. There are no assurances that the FDA will approve the resubmitted NDA and grant marketing approval for the Epinephrine PFS product.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended December 31, 2016 and 2015 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in its continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives. As of December 31, 2016, we had cash and cash equivalents of approximately $5.1 million, including approximately $1.0 million in restricted cash, an accumulated deficit of approximately $88.5 million, and liabilities of approximately $12.5 million. We will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein for the year ended December 31, 2016, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations.

Our management intends to attempt to secure additional required funding through equity or debt financing, sales or out-licensing of product candidates or intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from sales of compounded sterile formulations. However, there can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures and delay development or commercialization of some or all of our products. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during fiscal 2017 is expected to be used to satisfy existing obligations and liabilities and working capital needs, to begin building working capital reserves and to fund a number of projects, which may include, without limitation, some or all of the following:

●	continue development and commercialization of our Epinephrine PFS product;
●	continue development of our allergy and respiratory product candidates;
●	continue development of the DPI product candidates;
●	pursue the development of other product candidates that we may develop or acquire;
●	fund clinical trials and seek regulatory approvals;
●	expand research and development activities;
●	access manufacturing, commercialization and sales capabilities;
●	implement additional internal systems and infrastructure;
●	maintain, defend and expand the scope of our intellectual property portfolio;
●	acquire products, technologies, intellectual property or companies and support continued development and funding thereof;
●	hire additional management, sales, research, development and clinical personnel; and
●	help fund the operations and capital expenditures of USC.

Results of Operations

Our consolidated results of operations are presented for the year ending December 31, 2016 and for the year ending December 31, 2015.

Years Ended December 31, 2016 and 2015

           Revenues. Revenues were approximately $6,474,000 and $0 for the years ended December 31, 2016 and 2015, respectively. The revenues for the year ended December 31, 2016, reflect our acquisition of USC effective April 11, 2016, and consist of revenues after that date from sales of products by USC, but do not include revenues of USC before the closing date of the acquisition. Revenues for the year were adversely affected by the suspension of USC’s sterile compounded formulations, product recall and remediation efforts in the third and fourth quarters of 2015 and the first quarter of 2016.  USC resumed production and sales of compounded sterile formulations in March - April 2016.  The suspension of production and sales of compounded sterile formulations adversely affected USC’s relationships with certain of its customers and with certain of USC’s independent contractors and sales representatives, and resulted in revenues in 2016 that were less than our expectations.

           Cost of Sales. Cost of sales was approximately $4,854,000 and $0 for the years ended December 31, 2016 and 2015, respectively. We did not incur any cost of sales for the year ended December 31, 2015, as we did not have any revenues for the year ended December 31, 2015, as our acquisition of USC was completed in April 2016. The cost of sales for the year ended December 31, 2016, was affected by an obsolescence expense of approximately $331,000 as a result of a surplus in production of sterile products in mid-March to April 2016, when USC resumed the production of sterile products, in anticipation of a larger number of customer orders following the resumption of sterile production than actually occurred before the products became obsolete. Moreover, some chemicals in inventory intended for sterile products had expired before the chemicals could be used. Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the years ended December 31, 2016 and 2015 were approximately $17,128,000 and $9,007,000, respectively.  The increase was primarily due to expenses of approximately $7,777,000 relating to our USC subsidiary which we acquired in April 2016 and approximately $288,000 of USC acquisition related expenses.  Expenses related to the commercialization activities of our Epinephrine PFS product candidate decreased by approximately $757,000 for 2016 compared to 2015.  Compensation expense for General and Administrative employees increased by approximately $658,000 for 2016 compared to 2015, primarily due to salary increases, stock options granted and monthly accrual of bonus. Other increases in expenditures for the 2016 compared to 2015 included increases of approximately $155,000 for insurance, board of directors’ fees and an increase in legal, accounting recruitment, SEC reporting fees and other expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $9,697,000 and $4,843,000 for the years ended December 31, 2016 and 2015, respectively. The increase in research and development expenses was due to the additional expense in product development, consisting mostly of expenditures related to product testing and product validation of approximately $4,776,000 relating primarily to our Epinephrine PFS and DPI product candidates and an initial trial relating to a veterinary product candidate, and an increase in regulatory fees.  These amounts were somewhat offset by a reduction in development costs for our APC 3000, APC 2000, APC 1000 and TeloB-VAX product candidates of approximately $552,000. Compensation expense, which includes salaries, stock options, employee benefits and bonus accrual, increased by approximately $583,000 for the year ended December 31, 2016 compared to the 2015 year, primarily as a result of salary increases and additional options granted.  Other increases of $47,000 in expenditures for the 2016 year compared to 2015 included USC's R&D expenses and increases in regulatory consulting, seminar fees and other expenses.

Other Income (Expenses). Other income for the years ended December 31, 2016 and 2015, was approximately $1,192,000 and approximately $278,000, respectively. Other Income (Expense) consists primarily of a change in fair value of warrants, change in fair value of derivative liabilities, and interest expense. The net change in fair value of warrants and derivatives resulted in a gain of approximately $1,397,000 for the year ended December 31, 2016, compared to a gain of approximately $278,000 for the year ended December 31, 2015. The fluctuation in the valuation of the warrants and warrant derivatives was primarily due to the changes in stock price, term and volatility. Debt related expense (Interest Expense) for the years ended December 31, 2016 and 2015 were approximately $214,000 and $0, respectively. The increase in debt related expenses for the 2016 year compared to the 2015 year was due to interest payments relating to the working capital loan in the principal amount of $2.0 million and other bank liabilities assumed in connection with the acquisition of USC in April 2016.

Income Tax Benefit. Income tax benefit for the years ended December 31, 2016 and 2015 was approximately $4,575,000 and $0, respectively. The Income Tax Benefit in 2016 was the tax benefit arising from the recognition of  a deferred tax liability related to the identifiable intangibles recorded in connection with the Company's acquisition of USC. The tax benefit results from a reassessment of the valuation allowance in accordance with the Generally Accepted Accounting Principles for reporting business combinations. This tax benefit does not result in any cash saving benefits to the Company. See Note 19 to the financial statements appearing elsewhere herein.

Liquidity and Capital Resources

We have incurred net losses of approximately $19.4 million and $13.6 million for years ended December 31, 2016 and 2015, respectively. Since our inception, June 6, 2006, and through December 31, 2016, we have an accumulated deficit of approximately $88.5 million. Since inception and through December 31, 2016, we have financed our operations principally through debt financing and through private issuances of common stock and preferred stock. Since inception, we have raised a total of approximately $100.8 million in debt and equity financing transactions, consisting of approximately $23.5 million in debt financing and approximately $77.3 million in equity financing transactions. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners, and from revenues from out sale of compounded pharmacy formulations. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures.  As part of our acquisition of USC in April of 2016, the Company assumed debt of approximately $5.7 million and entered into a secured $2 million line of credit agreement, both of which were included in the debt financing of $23.5 million referenced above.

Net cash used in operating activities from continuing operations for the years ended December 31, 2016 and 2015 were approximately $21.2 million and $10.3 million, respectively. Net cash used in operating activities increased due to the acquisition of USC and additional research and development costs, and increases in selling, general & administrative expenses. We expect net cash used in operating activities to increase in the future as we continue with product development and increase the growth of USC operations  and other business activities, assuming that we are able to obtain sufficient funding.

Net cash provided by investing activities was approximately $261,000 and $0 for years ended December 31, 2016 and 2015, respectively. The net cash provided by investing activities increased due to the cash received from the acquisition of USC, offset by USC's purchase of additional equipment.

Net cash provided by financing activities was approximately $21.9 million and $10.6 million for the years ended December 31, 2016 and 2015, respectively. Net cash provided by financing activities increased primarily due to the issuance of common stock, preferred stock and proceeds of a bank loan in 2016 that generated net proceeds of approximately $21.9 million.

Loan Agreements

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the Merger Agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the Company or USC in connection with the Merger, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the Loan Documents.  The lender in all of the USC Loan Documents was First Federal Bank and/or its successor Bear State Bank, referred to as Lender or the Bank.  In November 2016, we entered into amendments of our loan agreements with the Bank. Under the loan agreements, we are required to make current periodic interest and principal payments under the Amended Loan Documents, in an amount of approximately $55,000 per month; the amount of required interest payments is subject to change depending on future changes in interest rates.  The balances of the USC Working Capital Line, Building Loan and Equipment Loan are due and payable on September 30, 2017, August 8, 2019 and October 1, 2019, respectively. Though the maturity dates of the USC loans may be extended at later dates. We also entered into a loan and security agreement with the Lender, referred to as the Adamis Working Capital Line, pursuant to which we may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement.  Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement.  Interest payments are required to be made quarterly.  As amended effective March 31, 2017, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to our loan agreement with the Bank, are due and payable on March 1, 2018, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents. Our obligations under the Adamis Working Capital Line are secured by certain collateral, including without limitation our interest in amounts that we have loaned to USC; a warrant that we issued to the Lender to purchase up to 1,000,000 shares of our common stock at an exercise price equal to par value per share, only exercisable by Lender if we are in default under the loan documents and if the Lender delivers a notice to us and we do not cure the default within the applicable cure period; and our Certificate of Deposit ("CD") with the Lender of approximately $1,000,000.  Further, if at any time before the repayment of the loan, the value of the sum of (i) the amount of the funds in the CD, plus (ii) the product of:  (A) the number of unexercised shares under the warrant multiplied by (B) the value of our common stock, falls below the product of (Y) 1.5 multiplied by (Z) the outstanding principal balance of the note evidencing the Adamis Working Capital Line, then following delivery of a notice from the Bank to the Company, the Company will either :  (1) amend the warrant or provide an additional warrant to provide Lender with rights to purchase additional shares of common stock; or (2) reduce the principal balance of the note to bring us in compliance with the requirements set forth above, and failure to comply with this requirement after notice from Lender is an event of default under the loan documents.

The Amended Loan Documents with the Bank include a variety of representations, warranties and covenants that we are required to comply with.  If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law.

Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital if required, which is subject to economic, financial, competitive and other factors, some of which are beyond our control.  If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, attempting to restructure our debt or obtaining additional capital through sales of equity or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders.  Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations.  Additionally, the Amended Loan Documents contain various restrictive covenants, including, among others, our obligation to deliver to the Bank certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without the Bank’s prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or make certain repurchases of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions.  Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument.  In the event of any such default, the Bank may be able to foreclose on the assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available.  Any such event or occurrence could severely and negatively impact our business, financial conditions or results of operations.

For additional information concerning our debt and equity financing transactions, and our loan agreements, see Notes 10, 11, 15 and 16 accompanying our financial statements included elsewhere herein.

As noted above under the heading “Going Concern and Management Plan,” through December 31, 2016, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding in the near future, our cash resources will be depleted and we will be required to materially reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from sales of specialty pharmaceutical products, and during this period Adamis will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding. As noted under the heading Recent Developments, the Company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities.

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

Segment Information. The Company is engaged primarily in the discovery, development and sales of pharmaceutical, specialty biopharmaceutical and other drug products. Accordingly, the Company has determined that it operates in one operating segment.

Revenue Recognition. The Company recognizes revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Revenues from our USC subsidiary consist of sales of compounded drugs for humans and animals, including sterile injectable and non-sterile integrative therapies. Sales discounts and rebates are sometimes offered to customers if specified criteria are met. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale.

      Cost of Sales. Our cost of sales includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, royalties, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

Accounts Receivable. Accounts receivable are reported at the amount management expects to collect on outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and credit to allowance for doubtful accounts. Uncollectible amounts are based on USC’s history of past write-offs and collections and current credit conditions.

          Inventories. Inventories are valued at the lower of cost or market. The cost of inventories are determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, currently marketed products, and device supplies. Monthly, the Company reviews the expiration dates of the raw materials and finished goods inventory, and a reserve for obsolescence is recorded based on the expiration dates.

       Acquisitions and Intangibles. The Company has engaged in business combination activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition, as goodwill represents the excess of the purchase price of an acquired business over the fair value of its net tangible and identifiable intangible assets.

          Goodwill and Other Long-Lived Assets. Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually as of December 31 each year, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance and outlook of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill.

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate.

          We performed an impairment analysis as of December 31, 2016, no impairment of goodwill or acquired intangibles was identified.  We are not aware of an event or change in circumstances that would indicate the carrying value of assets held by the Company may be impaired as of the measurement date.

Claims Liabilities.  USC is self-insured up to certain limits for health insurance. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. As of December 31, 2016, the Company was self-insured for up to the first $40,000 of claims per covered person with an aggregate deductible of $766,497.

Deferred Income Taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of such assets and liabilities. The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding the future realization of such assets, which is based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Until such time as the Company can demonstrate that it will no longer incur losses, or if the Company is unable to generate sufficient future taxable income, it could be required to maintain the valuation allowance against its deferred tax assets.

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

The Company recognizes the derivative assets and liabilities at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (BOPM) to develop its assumptions for determining the fair value of the conversion and anti-dilution features of its notes. See Note 12 in the accompanying financial statements for further discussion of derivative instruments.

Off Balance Sheet Arrangements

At December 31, 2016, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

          Recent accounting pronouncements are disclosed in Note 3 to the accompanying financial statements included in Item 15 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information required by Item 8 are set forth below commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Accounting Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Principal Executive Officer and Accounting Officer concluded that disclosure controls and procedures were effective as of December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

Except as described in this paragraph, there has been no change during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In connection with our acquisition of U.S. Compounding, Inc. (“USC”) in April 2016, during the quarter ended December 31, 2016 we continued to implement the Company’s standards and procedures, including controls over accounting systems and financial reporting, as they relate to the operations of USC, and continued to integrate USC into our overall internal control over financial reporting process.

ITEM 9B.	OTHER INFORMATION

Effective February 28, 2017, Adamis Pharmaceuticals Corporation (the “Company”) appointed Ronald B. Moss, M.D. as Chief Medical Officer of the Company on a full-time basis. From February 2013 to February 2017, Dr. Moss served as CEO and President of Ansun Biopharma, Inc. and as interim CEO of Ansun Biopharma from 2011 to 2012. He served as Executive Vice President of Clinical Development & Medical Affairs at NexBio from 2009-2011. From 2006 to 2009 Dr. Moss served as the Vice President of Clinical Development at Vical Inc. During 2004-2006 he served as the Vice President of Medical Affairs at Telos Pharmaceuticals. Dr. Moss served as the Senior Director of Worldwide Regulatory Affairs for Vaccines/Biologics at Merck and Company from 2003-2004. Dr. Moss joined The Immune Response Corp. in 1994 as Medical Director and advanced through positions of increasing responsibility and served as the interim President and Chief Executive Officer from 2002 to 2003. He has previously served as Assistant Medical Director at Immunization Products Ltd., a joint venture between Rhone-Poulenc Rorer and Immune Response. Dr. Moss trained in Pediatrics at SUNY Stony Brook and completed his Fellowship in Allergy and Clinical Immunology at the National Institutes of Health, and is board certified in allergy & immunology.  He is Fellow of the American Academy of Allergy Asthma and Immunology (FAAAI) and a Fellow of the American College of Allergy, Asthma, and Immunology (FCAAI). Dr. Moss is a voluntary faculty member at UCSD School of Medicine Department of Medicine. Dr. Moss earned his M.D. degree at the Chicago Medical School, Rosalind Franklin University of Medicine and Science and his bachelor's degree from the State University of New York at Stony Brook.

The Company entered into an employment agreement with Dr. Moss providing for his employment as CMO.  The agreement provides for, among other things, (i) an annual base salary at the rate of $385,000 per year, (ii) eligibility to participate in the Company’s bonus plans and other benefit plans and programs offered to officers, including any discretionary bonuses that that Board may in its discretion award, and (iii) if terminated by the Company without “cause” (as defined in the agreement), severance equal to nine months of base salary.  The agreement is terminable at any time by either party.  The agreement provides that if the officer’s employment is terminated without cause (as defined in the agreement), the officer will be entitled to receive severance payments at the officer’s then-annual base salary for nine months.  These payments will be accelerated in the event of a change of control transaction. The officer also would (assuming eligibility and timely elections) be entitled to be reimbursed for payment of the Company's portion of the premiums required to continue the officer's medical, dental and vision insurance coverage pursuant to COBRA during the applicable severance period (or until the officer becomes employed full-time by another employer).  In addition, in the event of a termination without cause, a number of unvested stock options will accelerate, vest and be exercisable in full as if the officer had remained employed during the severance period described above, and all options will remain exercisable for a period of one year after the date of termination.  The agreement also provides that if the officer is terminated without cause or the officer terminates the officer’s employment for good reason (as defined in the employment agreement), within 13 months after the date of a change in control, the officer will also be entitled to receive the severance and medical benefits described above, and the severance payments described above will be accelerated and paid in a lump sum. In addition, in the event of a change in control, all unvested options held by the officer will accelerate and be exercisable in full and any unvested shares will vest in full.  The obligation to pay severance benefits described above is conditioned on the officer's timely execution of a general release of claims. Upon termination of employment by reason of death or disability, options will vest and remain exercisable for 12 months after the date of cessation of service. In connection with his appointment, Dr. Moss was granted a stock option to purchase up to 210,000 shares of common stock.  The option generally vests monthly over a period of three years, with the first 1/3 of the option shares vesting on the first anniversary of the grant date. The foregoing description of Dr. Moss’s employment agreement does not purport to be complete and is qualified by the text of the agreement, a copy of which is filed an exhibit to this Form 10-K.

The foregoing shall not be deemed to be an admission that the foregoing matters are required to be described under this item.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc.		8-K	10/26/04
3.1	Restated Certificate of Incorporation of the Registrant		S-8	03/17/14
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated August 19, 2014		8-K	08/20//14
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock		8-K	01/26/16
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock		8-K	07/12/16
4.1	Amended and Restated Bylaws of the Company		S-4/A 333-155322	01/12/09
4.2	Specimen stock certificate for common stock		8-K	04/03/09
4.3	Form of Common Stock Purchase Warrant dated August 19, 2014		8-K	08/20/14
4.4	Form of Amended and Restated Warrant dated January 26, 2016		8-K	01/26/16
*10.1	2009 Equity Incentive Plan		10-Q	11/14/14
*10.2	Form of Stock Option Agreement for option awards		8-K	09/16/11
*10.3	Form of Option Agreement for Non-Employee Directors*		8-K	01/13/11
10.4	Form of Restricted Stock Unit Agreement	X
*10.5	Form of Indemnity Agreement with directors and executive officers		8-K	01/13/11
10.6	Agreement dated as of October 8, 1996 by and among Biosyn, Inc., Edwin B. Michaels and E.B. Michaels Research Associates, Inc. (Confidential treatment has been requested with respect to portions of this agreement.)		10-K	03/31/05
10.7	Patent License Agreement by and among Biosyn, Inc., and certain agencies of the United States Public Health Service		10-K	03/31/05
10.8	License Agreement dated as of May 22, 2001, by and between Crompton Corporation and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	03/31/05
10.9	License Agreement dated January 30, 2006, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc. (Confidential treatment has been requested for portions of this agreement.)		10-K	04/02/07
10.10	Amendment to License Agreement dated as of March 15, 2006, by and between Crompton Corporation and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.11	Funding Agreement dated October 12, 1992, by and between Ben Franklin Technology Center of Southeastern Pennsylvania and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.12	License Agreement dated July 28, 2006, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.13	Amendment to License Agreement dated December 29, 2008, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.14	Amendment to License Agreement dated October 18, 2007, by and between CONRAD, Eastern Virginia Medical School, and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.15	Clinical Trial Agreement between Biosyn, Inc. and the National Institute of Child Health and Human Development		S-4/A 333-155322	01/12/09
10.16	Common Stock Purchase Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein (Confidential treatment has been granted for portions of this exhibit.)		8-K	11/12/10
10.17	Registration Rights Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein		8-K	11/12/10
10.18	Executive Employment Agreement between the Company and Dennis J. Carlo dated December 31, 2015*		10-K	03/23/16
10.19	Executive Employment Agreement between the Company and David J. Marguglio dated December 31, 2015*		10-K	03/23/16
10.20	Executive Employment Agreement between the Company and Robert O. Hopkins dated December 31, 2015*		10-K	03/23/16
10.21	Executive Employment Agreement between the Company and Karen K. Daniels dated December 31, 2015*		10-K	03/23/16
10.22	Executive Employment Agreement between the Company and Thomas H. Moll,Ph.D. dated December 31, 2015*		10-K	03/23/16

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.23	License Agreement between Adamis, the Regents of the University of California and Dana-Farber Cancer Institute, Inc.		10-K	07/07/11
10.24	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.25	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.26	License Agreement dated January 2, 2008, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.27	Product Development and Contract Manufacturing Agreement dated November 1, 2010, between the Company and Beximco Pharmaceuticals Ltd.		10-Q	02/14/11
10.28	First Amendment to Common Stock Purchase Agreement dated as of June 30, 2011, by and between the Company and Eses Holdings (FZE)		10-K	07/07/11
10.29	Second Amendment to Common Stock Purchase Agreement dated as of November 10, 2011, by and between the Company and Eses Holdings (FZE)		8-K	11/21/11
10.30	Third Amendment to Common Stock Purchase Agreement dated as of January 31, 2012, by and between the Company and Eses Holdings (FZE)		10-Q	02/14/12
10.31	Securities Purchase Agreement dated as of June 11, 2012		8-K	06/15/12
10.32	10% Senior Convertible Note dated as of June 11, 2012		8-K	06/15/12
10.33	Form of Subsidiary Guarantee dated as of June 11, 2012		8-K	06/15/12
10.34	Convertible Promissory Note dated as of June 11, 2012		8-K	06/15/12
10.35	Zero Coupon Secured Promissory Note dated October 25, 2012		10Q	02/19/13
10.36	Convertible Promissory Note dated December 31, 2012		10-Q	02/19/13
10.37	Amendment to Convertible Promissory Note dated March 26, 2014		8-K	04/01/14
10.38	Securities Purchase Agreement dated as of April 5, 2013		8-K	04/08/13
10.39	12% Convertible Debenture dated April 5, 2013		8-K	04/08/13
10.40	Subscription Agreement dated as of June 26, 2013		8-K	07/01/13
10.41	Form of Secured Convertible Notes dated June 26, 2013		8-K	07/01/13
10.42	Form of Warrants dated June 26, 2013		10-Q	11/14/14
10.43	Security Agreement dated June 26, 2013		8-K	07/01/13
10.44	Intercreditor Agreement dated June 26, 2013		8-K	07/01/13
10.45	Consent and Waiver		8-K	10/31/13
10.46	Exclusive License and Asset Purchase Agreement dated as of August 1, 2013, by and among the Registrant, 3M Corp. and 3M Innovative Properties Company		8-K	08/06/13
10.47	Sublease dated as of March 12, 2011 between the Registrant and Whitney, Bradley & Brown, Inc.		S-1 333-192372	11/15/13
10.48	Sublease Agreement between McDermott Will & Emery LLP and the Registrant dated February 1, 2014		10-Q	02/14/14

10.49	Lease Agreement dated April 1, 2014, between the Registrant and Pacific North Court Holdings, L.P.		10-KT	03/26/15
10.50	Purchase Agreement dated August 19, 2014 by and between the Company and Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.51	Registration Rights Agreement dated August 18, 2014, by and between the Company and Sio Partners LP, Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.52	Form of Warrants dated June 26, 2013		10-Q	11/14/14
10.53	Form of Warrant dated January 26, 2016		8-K	01/26/16
10.54	Purchase Agreement		8-K	01/26/16
10.55	Registration Rights Agreement dated as of January 26, 2016		8-K	01/26/16
10.56	Business Loan Agreement dated July 14, 2014, between First Federal Bank and U.S. Compounding, Inc., and related loan documents		10-Q	08/15/16
10.57	Business Loan Agreement between 4 HIMS, LLC and First Federal Bank dated August 8, 2014, and related loan documents		10-Q	08/15/16
10.58	Business Loan Agreement between Tribute Labs, LLC and First Federal Bank dated March 21, 2014, and related loan documents		10-Q	08/15/16
10.59	Loan Amendment, Forbearance and Assumption Agreement between the Company and Bear State Bank, N.A.		10-Q	08/15/16
10.60	Development, License and Commercialization Agreement dated as of May 9, 2016, between the Company and Watson Laboratories, Inc. [Confidential treatment has been granted for portions of this exhibit]		10-Q	08/15/16
10.61	Loan Amendment and Assumption Agreement and related Agreements and Instruments dated as of November 3, 2016	X
10.62	September 2016 Loan Amendment and Consolidation Agreement among Bear State Bank, N.A., U.S. Compounding, Inc., Tribute Labs, LLC, and the Company	X
10.63	Amendment to Loan Agreement dated as November 3, 2016 between Bear State Bank, N.A., and the Company	X
10.64	September 2016 Amendment to Commercial Line of Credit Agreement and Note	X
10.65	Loan Release Agreement dated as of November 14, 2016	X
10.66	Form of Common Stock Purchase Warrant dated January 26, 2016		8-K	01/26/16
10.67	Amended and Restated Common Stock Purchase Warrant dated August 19, 2014		8-K	01/26/16
10.68	Purchase Agreement dated January 26, 2016		8-K	01/26/16
10.69	Amended and Restated Registration Rights Agreement dated January 26, 2016		8-K	01/26/16
10.70	Agreement and Plan of Merger by and among the Company, US Compounding, Inc., Ursula MergerSub Corp. and Eddie Glover dated as of March 28, 2016		8-K	03/29/16
10.71	Form of Joinder Agreement and General Release dated March 28, 2016		8-K	03/29/16
10.72	Loan and Security Agreement by and between the Company and Bear State Bank, N.A., dated March 28, 2016		8-K	03/29/16
10.73	Common Stock Purchase Warrant dated March 28, 2016		8-K	03/29/16
10.74	Purchase Agreement dated July 11, 2016		8-K	07/12/16
10.75	Registration Rights Agreement dated July 11, 2016		8-K	07/12/16
10.76	Form of Common Stock Purchase Warrant dated July 11, 2016		8-K	07/12/16
10.77	Form of Common Stock Purchase Warrant dated August 3, 2016		8-K	07/29/16
10.78	Placement Agency Agreement between Maxim Group LL and the Company dated July 29, 2016		8-K	07/29/16
10.79	Form of Securities Purchase Agreement dated July 29, 2016		8-K	07/29/16
10.80	2017 Bonus Plan	X
10.81	Executive Employment Agreement between the Company and Eddie W. Glover dated March 28, 2016	X
10.82	Underwriting Agreement dated January 9, 2015		8-K	01/09/15
10.83	Executive Employment Agreement between the Company and Ronald B. Moss, M.D., dated as of February 28, 2017.	X
10.84	March 2017 Amended and Restated Line of Credit Promissory Note	X
10.85	March 2017 Amendment to Loan and Security Agreement between the Company and Bear State Bank	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm	X
23.2	Consent of Independent Registered Public Accounting Firm - Hudson Cisne & Co., LLP	X
24.1	Power of Attorney (See signature page)	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California.

ADAMIS PHARMACEUTICALS CORPORATION

	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Dated: March 30, 2017		Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer and Director	March 30,2017
Dennis J. Carlo

Principal Financial Officer and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance,	March 30, 2017
Robert O. Hopkins	Chief Financial Officer and Secretary

Directors:

/s/ DAVID J. MARGUGLIO	Director	March 30, 2017
David J. Marguglio

/s/RICHARD C. WILLIAMS	Chairman	March 30, 2017
Richard C. Williams

/s/ ROBERT B. ROTHERMEL	Director	March 30, 2017
Robert B. Rothermel

/s/ WILLIAM C. DENBY, III	Director	March 30, 2017
William C. Denby, III

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

DECEMBER 31, 2016 AND 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Adamis Pharmaceuticals Corporation and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheets of Adamis Pharmaceuticals Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adamis Pharmaceuticals Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

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

/s/ MAYER HOFFMAN MCCANN P.C.

San Diego, California

March 30, 2017

F- 1

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$4,090,651	$4,080,648
Restricted Cash	1,005,109	—
Accounts Receivable, net	805,372	—
Inventories	942,067	—
Prepaid Expenses and Other Current Assets	227,040	70,985
	7,070,239	4,151,633
LONG TERM ASSETS
Security Deposits	42,500	85,000
Intangible Assets, net	18,136,044	7,766,960
Goodwill	7,640,622	—
Fixed Assets, net	4,897,007	58,260
Total Assets	$37,786,412	$12,061,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,150,583	$497,794
Deferred Revenue	54,478	—
Accrued Other Expenses	1,609,625	214,036
Accrued Bonuses	465,393	478,274
Bank Loans - Working Capital Line of Credit	3,864,880	—
Bank Loans - Building and Equipment, current portion	465,965	—
Warrants, at fair value	—	1,174,312
Warrant Derivative Liabilities, at fair value	—	383,404
	8,610,924	2,747,820
LONG TERM LIABILITIES
Deferred Tax Liability, net	828,556	—
Building and Equipment Loans, net of current portion	3,067,065	—
Total Liabilities	12,506,545	2,747,820
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Series A Convertible, Zero and 1,009,021, Issued and Outstanding at December 31, 2016 and December 31, 2015, Respectively. Series A-2 Convertible 625,013 and Zero Issued and Outstanding at December 31, 2016 and December 31, 2015, Respectively.	62	101
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 22,299,083 and 13,739,199 Issued, 21,991,543 and 13,431,659 Outstanding at December 31, 2016 and December 31, 2015, Respectively.	2,230	1,374
Additional Paid-in Capital	113,741,412	78,339,143
Accumulated Deficit	(88,458,608)	(69,021,356)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	25,279,867	9,314,033
	$37,786,412	$12,061,853

The accompanying notes are an integral part of these Consolidated Financial Statements

F- 2

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015
REVENUE, net	$6,473,978	$—
COST OF GOODS SOLD	4,853,664	—
Gross Profit	1,620,314	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,127,555	9,007,289
RESEARCH AND DEVELOPMENT	9,697,136	4,843,139
Loss from Operations	(25,204,377)	(13,850,428)

OTHER INCOME (EXPENSE)
Interest Expense	(214,396)	—
Interest Income	9,285	—
Change in Fair Value of Warrant Liability	1,049,330	433,898
Change in Fair Value of Warrant Derivative Liabilities	348,141	(155,467)
Total Other Income (Expense)	1,192,360	278,431
Net (Loss) Before Income Taxes	$(24,012,017)	$(13,571,997)
Income Tax Benefit	4,574,765	—
Net (Loss)	(19,437,252)	(13,571,997)
Deemed Dividend on Preferred Stock	(1,374,229)	—
Net (Loss) Applicable to Common Stock	$(20,811,481)	$(13,571,997)
Basic and Diluted (Loss) Per Share:
Basic (Loss) Per Share	$(1.19)	$(1.02)
Basic Weighted Average Shares Outstanding	17,500,827	13,275,847
Diluted (Loss) Per Share	$(1.19)	$(1.03)
Diluted Weighted Average Shares Outstanding	17,500,827	13,436,683

The accompanying notes are an integral part of these Consolidated Financial Statements

F- 3

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series Convertible Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total
Balance December 31, 2014	1,418,439	$142	10,959,480	$1,096	$64,956,524	(307,540)	$(5,229)	$(55,449,359)	$9,503,174
Common Stock Issued for Exercised Warrants	—	—	58,364	6	75,583	—	—	—	75,589
Common Stock Issued for Exercised Options	—	—	2,677	—	—	—	—	—	—
Common Stock Issued for Service	—	—	3,666	—	25,002	—	—	—	25,002
Issuance of RSU's	—	—	5,594	1	(1)	—	—	—	—
Release of Warrants Liability Upon Exercise	—	—	—	—	230,332	—	—	—	230,332
Common Stock Issued, net of issuance cost of $934,028	—	—	2,300,000	230	10,565,742	—	—	—	10,565,972
1:1 Conversion of Series A Preferred Stock to Common Stock	(409,418)	(41)	409,418	41	—	—	—	—	—
Share Based Compensation	—	—	—	—	2,485,961	—	—	—	2,485,961
Net (Loss)	—	—	—	—	—	—	—	(13,571,997)	(13,571,997)
Balance December 31, 2015	1,009,021	$101	13,739,199	$1,374	$78,339,143	(307,540)	$(5,229)	$(69,021,356)	$9,314,033
Common Stock Issued for Exercised Warrants	—	—	52,288	5	177,774	—	—	—	177,779
Common Stock Issued for Exercised Options	—	—	11,966	1	(1)	—	—	—	—
Common Stock Award - USC Employees	—	—	6,669	1	59,087	—	—	—	59,088
Common Stock Issued - Acquisition of USC	—	—	1,618,539	162	10,245,190	—	—	—	10,245,352
Release of Warrants Liability Upon Exercise	—	—	—	—	160,245	—	—	—	160,245
Issuance of RSU's	—	—	5,590	1	(1)	—	—	—	—
Preferred Stock A-1 Issued, net of issuance cost of $72,240	1,183,432	118	—	—	4,927,642	—	—	—	4,927,760
Preferred Stock A-2 Issued, net of issuance cost of $82,337	1,724,137	172	—	—	4,917,487	—	—	—	4,917,659
Common Stock Issued, net of issuance cost of $843,141	—	—	3,573,255	357	10,215,724	—	—	—	10,216,081
1:1 Conversion of Series Preferred Stock to Common Stock	(3,291,577)	(329)	3,291,577	329	—	—	—	—	—
Share Based Compensation	—	—	—	—	4,699,122	—	—	—	4,699,122
Net (Loss)	—	—	—	—	—	—	—	(19,437,252)	(19,437,252)
Balance December 31, 2016	625,013	$62	22,299,083	$2,230	$113,741,412	(307,540)	$(5,229)	$(88,458,608)	$25,279,867

The accompanying notes are an integral part of these Consolidated Financial Statements

F- 4

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(19,437,252)	$(13,571,997)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	4,699,122	2,485,961
Stock Issued in Exchange of Services	59,088	25,002
Deferred Revenue	54,478	—
Change in Fair Value of Warrant Liability	(1,049,330)	(433,898)
Change in Fair Value of Warrant Derivative Liabilities	(348,141)	155,467
Provision for Bad Debts	21,288	—
Depreciation and Amortization Expense	2,534,628	990,290
Deferred Tax Provision	(4,586,965)	—
Change in Assets and Liabilities, Net of Impact of USC Acquisition:
(Increase) Decrease in:
Accounts Receivable - Trade	(363,000)	—
Inventories	1,891	—
Prepaid Expenses and Other Current Assets	(92,681)	108,560
Security Deposits	42,500	42,500
Increase (Decrease) in:
Accounts Payable	(1,706,949)	(289,218)
Accrued Other Expenses and Bonuses	(988,944)	151,755
Net Cash (Used in) Operating Activities	(21,160,267)	(10,335,578)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(121,103)	—
Cash from Acquisition of USC	381,883	—
Cash Payment to Former Shareholders of USC	(32)	—
Net Cash Provided by Investing Activities	260,748	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Preferred Stock, net of issuance cost	9,845,419	—
Proceeds from Issuance of Common Stock, net of issuance cost	10,216,081	10,565,972
Proceeds from Exercise of Warrants	177,779	75,589
Proceeds from Bank Loan - Line of Credit	2,000,000	—
Payment of Bank Loan	(324,648)	—
Net Cash Provided by Financing Activities	21,914,631	10,641,561
Increase in Cash and Restricted Cash	1,015,112	305,983
Cash:
Beginning, Cash and Restricted Cash	4,080,648	3,774,665
Ending, Cash and Restricted Cash	$5,095,760	$4,080,648

The accompanying notes are an integral part of these Consolidated Financial Statements

F- 5

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$4,090,651	$4,080,648
Restricted Cash	1,005,109	—
Total Cash and Restricted Cash	$5,095,760	$4,080,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$18,987	$2,400
Cash Paid for Interest	$229,635	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Series A-2 Preferred, Beneficial Conversion Feature	$1,374,229	$—
Release of Warrant Liability Upon Exercise	$160,245	$230,332

The accompanying notes are an integral part of these Consolidated Financial Statements

F- 6

NOTE 1:	NATURE OF BUSINESS

The company formerly named Adamis Pharmaceuticals Corporation, or Old Adamis, was founded in June 2006 as a Delaware corporation. Effective April 1, 2009, Old Adamis completed a business combination transaction with Cellegy Pharmaceuticals, Inc., or Cellegy. Before the merger, Cellegy was a public company and Old Adamis was a private company. In connection with the consummation of the merger and pursuant to the terms of the definitive merger agreement relating to the transaction, Cellegy was the surviving corporation in the merger and changed its name from Cellegy Pharmaceuticals, Inc. to Adamis Pharmaceuticals Corporation (the “Company”, “Adamis Pharmaceuticals” or “Adamis”), and Old Adamis survived as a wholly-owned subsidiary and changed its corporate name to Adamis Corporation. The Company has three wholly-owned subsidiaries: Adamis Corporation; U.S. Compounding, Inc.; and Biosyn, Inc.

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

USC, which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act and the U.S. Drug Quality and Security Act, provides prescription compounded medications, including compounded sterile preparations and non-sterile compounds to patients, physician clinics, hospitals, surgery centers and other clients in many states throughout the United States. USC also provides certain veterinary pharmaceutical products for animals.

NOTE 2:	GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from continuing operations. In addition, the Company has used, rather than provided, cash in its continuing operations. We will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates. Without obtaining additional capital, it would be unlikely for the Company to continue as a going concern. Management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of product candidates or other intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.

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

Restricted Cash

Restricted cash refers to money that is held for a specific purpose and therefore not available to the Company for immediate or general business use. As of December 31, 2016, the Company has restricted cash of approximately $1.0 million in the form of a certificate of deposit held by Bear State Bank as part of the collateral to the $2.0 million working capital line of credit.

F- 7

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities approximate their fair value due to their short-term nature. Additionally, certain warrant obligation agreements contain anti-dilution features which are adjusted to fair value on a recurring basis.

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect on outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and credit to allowance for doubtful accounts. Uncollectible amounts are based on USC’s history of past write-offs and collections and current credit conditions. Provision for bad debt totaled $21,288 as of December 31, 2016.

Inventories

Inventories are valued at the lower of cost or market. The costs of inventories are determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, currently marketed products, and device supplies. Monthly, the Company reviews the expiration dates of the raw materials and finished goods inventory, and a reserve for obsolescence is recorded based on the expiration dates. Reserve for obsolescence as of December 31, 2016 was $109,394.

Fixed Assets

Fixed assets are recorded at historical cost or fair value as of the date acquired, and depreciated on a straight line basis with useful lives ranging from 3-30 years.

Acquisitions

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

F- 8

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

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate.

          We performed our annual impairment analysis as of December 31, 2016, no impairment of goodwill or acquired intangibles was identified.  We are not aware of an event or change in circumstances that would indicate the carrying value of any assets held by the Company may be impaired as of the measurement date.

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instrument and whether they qualify for hedge accounting. As of December 31, 2016 and 2015, no derivative instruments qualified for hedge accounting. See Note 12 for further discussion of derivative instruments.

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

 Claims Liabilities

USC is self-insured up to certain limits for health insurance. Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. As of December 31, 2016, the Company was self-insured for up to the first $40,000 of claims per covered person with an aggregate deductible of $766,497. The Claims Payable at December 31, 2016 was $126,428 consisting of the estimated IBNR (Incurred But Not Reported) provided by the plan administrator.

F- 9

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

The Company is subject to income taxes in the United States Federal jurisdiction, California and Arkansas. The Company is no longer subject to the United States Federal, California or Florida income examinations by tax authorities for the years before the year ended March 31, 2012. The Company recognizes interest and penalty accrued related to unrecognized tax benefits in its income tax expense, if any. No interest or penalties have been accrued for all presented periods.

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

Basic and Diluted Net Loss Per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities for the years ended December 31, 2016 and 2015 consist of outstanding warrants (9,194,044 and 1,730,868, respectively), outstanding options (4,320,409 and 2,112,800, respectively), outstanding restricted stock units (350,000 and 5,590, respectively), and convertible preferred stock (625,013 and 1,009,021, respectively).

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the year ended December 31, 2016, the Company earned a net gain on the valuation of the Warrant Liability and Warrant Derivative Liability which has a dilutive impact on loss per share.

F- 10

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Loss per Share - Basic
Numerator for basic loss per share	$(20,811,481)	$(13,571,997)
Denominator for basic loss per share	17,500,827	13,275,847
Loss per common share - basic	$(1.19)	$(1.02)

Loss per Share - Diluted
Numerator for basic loss per share	$(20,811,481)	$(13,571,997)
Adjust: Fair Value of dilutive warrants outstanding	—	(278,431)
Numerator for dilutive loss per share	$(20,811,481)	$(13,850,428)

Denominator for diluted loss per share	17,500,827	13,275,847
Plus: Incremental shares underlying “in the money” warrants outstanding	—	160,836
Denominator for dilutive loss per share	17,500,827	13,436,683
Loss per common share - diluted	$(1.19)	$(1.03)

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-11, "Simplifying the Measurement of Inventory".  ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value, which eliminates the other two options that currently exist for market, replacement cost and net realizable value less an approximately normal profit margin. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. The guidance may be adopted on either a prospective or retrospective basis. We have elected to early adopt ASU 2015-17 as of October 1, 2016. There was no impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. We currently intend to retrospectively adopt ASU 2014-09 and ASU 2015-14 utilizing the deferred effective date of January 1, 2018. We have begun to evaluate the impact that adoption of this new standard will have on our consolidated financial statements but have not completed the evaluation and implementation process.  Preliminarily, we believe that the new standard is not likely to have a material impact on our revenue recognition relating to sales of compounded pharmacy formulations and other pharmacy products by USC.

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

F- 11

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as for ASU 2014-09, which will be our first quarter of fiscal 2018. We do not expect adoption of ASU No. 2016-08 to have a significant impact on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. The Company has elected to early adopt ASU 2016-09 as of October 1, 2016 and made a policy election to account for forfeitures as they occur. There was no impact on our consolidated financial statements and related disclosures.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 is a response to concerns brought up by the Joint Transaction Resource Group for Revenue Recognition (TRG). The Update is intended to improve Topic 606 (Revenue from Contracts with Customers) by reducing the potential for diversity in practice and application, and the complexity of application. The effective date for ASU No. 2016-12 defers the effective date for Update 2014-09 (Fiscal periods beginning after December 15, 2016) by one year, which will be fiscal 2017 for us. We do not expect adoption of ASU No. 2016-12 to have a significant impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. ASU No. 2016-13 is intended to provide users of financial statements with more decision-useful information about credit losses on financial instruments that are expected, but do not yet meet the “probable” threshold. This Update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The effective date that applies to SEC filers for ASU No. 2016-13 is for fiscal years beginning after December 15, 2019. We do not expect adoption of ASU No. 2016-13 to have a significant impact on our financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires additional disclosures related to restricted cash. The new standard requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted the standard on December 31, 2016 and it did not have a material effect on its consolidated financial statements other than removing the approximately $1.0 million transfer of cash to restricted from Cash Flows’ financing activities.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements and is considering adopting the standard effective January 1, 2017.

F- 12

NOTE 4:	CONCENTRATIONS

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts payable.

Cash

The Company at times may have cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. The Company maintains its cash and restricted cash with larger financial institutions. The Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Purchases and Accounts Payable

The Company had balances greater than 10% of trade accounts payable at December 31, 2016 with a vendor. Vendor A had a balance that accounted for 13% of total accounts payable at December 31, 2016 and approximately $1.4 million in total purchases during the year ended December 31, 2016. The Company had one vendor (Vendor B) with purchases greater than 10% of total purchases for the year ended December 31, 2016. The Company had approximately $3.4 million in total purchases with Vendor B during the year ended December 31, 2016. The Company has no exposure to the elimination of Vendor A and B, there are a number of companies which could provide the same services, and management believes, on comparable terms. Comparatively, the Company had balances greater than 10% of trade accounts payable at December 31, 2015 with two vendors. Vendor A had a balance that accounted for 22% of total accounts payable and Vendor B had a balance of 16% at December 31, 2015. The Company had approximately $262,000 and approximately $1.1 million in total purchases with Vendor A and Vendor B, respectively, during the year ended December 31, 2015.

NOTE 5:	ACQUISITION of U.S. COMPOUNDING

On April 12, 2016, the Company filed a report on Form 8-K announcing the completion of its acquisition of U.S. Compounding, Inc., an Arkansas corporation ("USC"), pursuant to the terms of the Agreement and Plan of Merger, dated March 28, 2016 (the "Merger Agreement"), with USC and Ursula MergerSub Corp., an Arkansas corporation and a wholly owned subsidiary of the Company ("Merger Sub"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into USC (the "Merger"), with USC surviving as a wholly owned subsidiary of the Company. Pursuant to the Merger and the Merger Agreement, all of the outstanding shares of common stock of USC were converted into the right to receive a total of 1,618,539 shares of Adamis common stock; and as described further below, in connection with the Merger and the transactions contemplated by the Merger Agreement, the Company assumed approximately $5,722,000 principal amount of debt obligations and related loan agreements of USC and certain related entities.

The merger is accounted for as an acquisition of USC under the purchase method of accounting in accordance with FASB Accounting Standard Codification Subtopic 805—Business Combinations. The assets and liabilities of USC will be reflected at fair value on the balance sheet of the Company. The fair value of the assets and liabilities reflected in the financial statements and notes appearing in this Report on Form 10-K was based on the estimated value of USC as of April 11, 2016 (the date on which the Company acquired USC).

Total purchase price plus assumed debt is summarized as follows:

Stock to Seller at Close	$3,598,884
Stock to Escrow	1,899,000
Incentive Stock to Seller	4,747,500
Plus: Assumed Liabilities	5,722,558
Total Purchase Price	$15,967,942

The fair value of net assets acquired and liabilities assumed:

Assets Acquired:
Cash	$381,883
Accounts Receivable and Prepaid Expenses	527,034
Inventory	943,958
Fixed Assets	5,202,356
Intangible Assets	12,419,000
Goodwill	7,640,622
Total assets	27,114,853

Liabilities Assumed:
Accounts Payable and Accrued Expenses	5,731,390
Deferred Tax Liability, gross	5,415,521
Total Liabilities	11,146,911

Total Purchase Price Plus Debts Assumed	$15,967,942

F- 13

NOTE 6:	INVENTORIES

As of December 31, 2016, the inventories of USC, wholly owned subsidiary of the Company, consisted of the following:

Finished Goods	$329,195
Raw Material	389,569
Devices	223,303
$942,067

NOTE 7:	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Prepaid Insurance	$144,765	$27,923
Other Prepaid	39,775	456
Other Current Assets	42,500	42,606
	$227,040	$70,985

NOTE 8:	FIXED ASSETS

Fixed assets at December 31, 2016 and December 31, 2015 are summarized in the table below:

Description	Useful Life (Years)	December 31, 2016	December 31, 2015
Land		$460,000	$—
Building	30	3,040,000	—
Machinery and Equipment	3 - 7	1,393,226	97,100
Furnitures and Fixtures	7	129,630	—
Automobile	5	9,395	—
Leasehold Improvements	7 - 15	284,037	—
Total Fixed Assets		5,316,288	97,100
Less: Accumulated Depreciation		(523,552)	(38,840)
CIP - Equipment		104,271	—
Fixed Assets, net		$4,897,007	$58,260

For the years ended December 31, 2016 and 2015, depreciation expense was $484,712 and $19,420, respectively. There were no additions during the year ended December 31, 2015. The additions to fixed assets of approximately $5,323,000 were primarily due to the acquisition of USC and subsequent fixed assets purchased by USC during 2016.

NOTE 9:	INTANGIBLE ASSETS AND GOODWILL

Intangible assets at December 31, 2016 and December 31, 2015 are summarized in the table below:

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(2,912,610)	$6,796,090
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance, 10 years	3,963,000	(285,116)	3,677,884
Non-compete Agreement, 3 years	1,639,000	(393,056)	1,245,944
Customer Relationships, 10 years	5,572,000	(400,874)	5,171,126
Total Definite-lived Assets	21,076,900	(4,185,856)	16,891,044
Trade Name and Brand, Indefinite	1,245,000	—	1,245,000
Balance, December 31, 2016	$22,321,900	$(4,185,856)	$18,136,044

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(1,941,740)	$7,766,960
Transition Services Agreement, 1 year	194,200	(194,200)	—
Balance, December 31, 2015	$9,902,900	$(2,135,940)	$7,766,960

The additions during the year ended December 31, 2016 were due to the acquisition of USC. Amortization expense for years ended December 31, 2016 and 2015 was $2,049,916 and $970,870, respectively.

Estimated amortization expense of definite-lived intangible assets at December 31, 2016 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
2017	$2,470,703
2018	2,470,703
2019	2,077,648
2020	1,924,370
2021	1,924,370
Thereafter	6,023,250
Total	$16,891,044

F- 14

Goodwill recorded at the acquisition of USC was approximately $2,225,000. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized but rather evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. In addition, the Company recorded a deferred tax liability of approximately $5,416,000 through acquisition goodwill. The carrying value of our goodwill as of December 31, 2016 was approximately $7,641,000. See Note 19 for the goodwill related to the tax impact of the acquisition of USC.

We perform our annual impairment testing as of December 31 each year.  As of December 31, 2016, no impairment of goodwill or acquired intangibles was identified.  We are not aware of an event or change in circumstances that would indicate the carrying value of any assets held by USC may be impaired as of the measurement date.

NOTE 10:	ACCRUED OTHER EXPENSES

Accrued other expenses at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Accrued Commissions	$253,005	$—
Accrued Expenses	429,865	82,340
Accrued PTO	174,709	77,006
Accrued Salaries	205,700	—
Accrued Sales Taxes	372,675	—
Accrued State Tax	12,200
Deferred Rent	35,223	54,690
Health Insurance Claims Payable	126,248	—
	$1,609,625	$214,036

NOTE 11:	DEBT

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

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs (see Note 12) As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the merger in April 2009 between the Company (which was then named Cellegy Pharmaceuticals, Inc.) and the corporation then-named Adamis Pharmaceuticals Corporation.

Secured Convertible Promissory Notes

On June 26, 2013, the Company completed the closing of a private placement financing transaction (the “Transaction”) with a small number of accredited institutional investors. Pursuant to a Subscription Agreement (the “Purchase Agreement”) and other transaction documents, we issued Secured Convertible Promissory Notes (“Secured Notes”) and common stock purchase warrants (“Warrants”) to purchase up to 764,960 shares of common stock (“Warrant Shares”), and received gross cash proceeds of $5,300,000, of which $286,349 was used to pay for transaction costs, fees and expenses. The Secured Notes had an aggregate principal amount of $6,502,158. The Secured Notes are no longer outstanding. The exercise price of the Warrants was subject to anti-dilution provisions providing that, with the exception of certain excluded categories of issuances and transactions, if we issue any shares of common stock or securities convertible into or exercisable for common stock, or if common stock equivalents are repriced, at an effective price per share less than the exercise price, without the consent of a majority interest of the investors, the exercise price would be adjusted downward to equal the per share price of the securities issued or deemed issued in such transaction.

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

F- 15

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

The Warrants with the embedded call option at issuance were valued using the Binomial Option Pricing Model (“BOPM”). The estimated fair value of a single Warrant, including the call option, was $2.329 per share and the estimated value of the Warrant anti-dilution reset feature was $1.2002 per share. As a result, the Company recorded liabilities for the warrant and warrant down-round protection derivative totaling $2,398,280. The warrant and warrant derivative liabilities at December 31, 2016 were zero with the cancellation of the June 2013 warrants, see Note 12.

 Working Capital Line of Credit

On March 28, 2016, the Company entered into a loan and security agreement (sometimes referred to as the “Adamis Working Capital Line”) with Bear State Bank, N.A. (the “Lender” or the “Bank”), pursuant to which the Company may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement. Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly. As amended effective March 31, 2017, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to the loan documents, are due and payable on March 1, 2018, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents. The Company’s obligations under the loan agreement are secured by certain collateral, including without limitation its interest in amounts that it has loaned to USC, and a warrant that the Company issued to the Bank to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to par value per share, exercisable only if the Company is in default under the loan agreement or related loan documents.

On November 10, 2016, the Adamis Working Capital Line with the Bank was amended to include a Certificate of Deposit for $1.0 million as additional collateral to the working capital line of credit, and to make certain other amendments to the loan documents relating to the Adamis Working Capital Line. The $1.0 million in Certificate of Deposit with the Bank, included as collateral, was recorded as Restricted Cash.

As of December 31, 2016, the loan balance on the Adamis Working Capital Line of credit was $2,000,000 and interest expense related to the loan was approximately $47,000 for the year ended December 31, 2016.

Loans Assumed from Acquisition of USC:

Building Loan

In connection with the closing of the USC Merger and the transactions contemplated by the Merger Agreement, 4 HIMS, LLC, an entity of which Eddie Glover, the chief executive officer of USC, and certain other former stockholders of USC are members, agreed to sell to the Company, the building and property owned by 4 HIMS on which USC’s offices are located, in consideration of the Company being added as an additional ”borrower” and assuming the obligations under the loan agreement, promissory note and related loan documents that 4 HIMS and certain other parties previously entered into with the Lender (the “4 HIMS Loan Documents”).

On November 10, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, the Company agreed to pay the Bank monthly payments of principal and interest of $15,411, with a final monthly payment and any other amounts due under the 4 HIMS Loan Document due and payable in August 2019.

As of December 31, 2016, the outstanding principal balance owed on the applicable note was approximately $2,440,664. The loan currently bears an interest of 3.75% per year and interest expense for the year ended December 31, 2016 was approximately $81,000, of which approximately $8,000 was accrued.

USC Working Capital Loan

In connection with the Merger, Adamis agreed to be added as a Borrower and to assume the obligations as a Borrower under the USC Working Capital Loan Agreement and related promissory note and other related loan documents (the “USC Working Capital Loan Documents”). Under the USC Working Capital Loan Agreement, Lender agreed to loan funds to USC, as the “Borrower,” up to an aggregate principal amount of $2,500,000, and evidenced by the USC Working Capital Note. Borrowings are limited to 80% of qualified trade accounts receivables and 50% of qualified inventories per the borrowing base agreement and are collateralized with trade accounts receivables and inventory.

On November 10, 2016, the Company and Lender agreed to amend the USC Working Capital Loan Documents to provide that the personal property securing the Loan will also secure the Borrower’s obligations under the other USC Loan Documents with the Lender. In addition, a new financial covenant replaced the previous financial covenants, providing that USC will, at all times during the term of the loan, maintain a “Cash Flow Coverage Ratio” of not less than 1.2:1. “Cash Flow Coverage Ratio” is defined as: (i) net income plus non-cash expense items including, but not limited to, depreciation expense, amortization expense and option expense for the month in which the measurement date occurs times 12; divided by (ii) the cash required for payments of interest for the prospective twelve (12) month period and current maturities of principal on all outstanding debt to any person or entity, including without limitation to debt by the Company to the Lender. The Cash Flow Coverage Ratio will be measured on the last day of each December, March, June and September, commencing on December 31, 2016.  Under the amendment, in lieu of compliance with the foregoing covenant, Borrower has the option, at the time of each quarterly measuring period, of making a principal reduction in the amount of Two Hundred Fifty Thousand Dollars ($250,000).

In addition, pursuant to the amendment, Borrower and Lender agreed that certain other financial covenants set forth in the loan agreement included in the 4 HIMS Loan Documents, the loan agreement included in the Tribute Loan Documents, and the loan agreement included in the USC Equipment Loan Agreement, as well as the original USC Working Capital Loan Agreement described above, are waived for the remainder of the term of the respective loans. The amended loan will mature on September 30, 2017.

As of December 31, 2016, the outstanding unpaid principal balance was approximately $1,864,000. The note currently accrues interest at 3.25% per year, and interest expense for the year ended December 31, 2016 was approximately $49,000, of which approximately $5,000 was accrued.

F- 16

Equipment Loans, Consolidated

Equipment Loan, Tribute. In connection with the Merger, Tribute Labs, LLC, a Nevada limited liability company and former related party of USC (“Tribute” or “Borrower”) assigned to Adamis all of its rights under the loan agreement, promissory note and related loan documents that Tribute and certain other parties previously entered into with the Lender (the “Tribute Loan Documents”). Adamis agreed to become an additional co-borrower and to assume Borrower’s obligations under the Tribute Loan Documents, in consideration of the transfer to USC of laboratory equipment owned by Tribute and used to perform testing services for USC’s products, and Lender consented to such assignment. The outstanding unpaid principal balance under the applicable note that was consolidated to one equipment loan was approximately $518,000. Prior to the consolidation, the loan had an interest rate of 4.75% per year.

USC Equipment Loan. In connection with the Merger, Adamis agreed to become a Borrower and to assume the obligations as a Borrower under the USC Equipment Loan Agreement and the related USC Equipment Loan Documents. Under the USC Equipment Loan Agreement, Lender agreed to loan funds to USC, as the ”Borrower,” up to an aggregate principal amount of $700,000, with amounts loaned evidenced by the Commercial Line of Credit Agreement and Note (the “USC Equipment Note”). The loan is collateralized by USC’s property and equipment. The outstanding unpaid principal balance under the USC Equipment Note that was consolidated to one equipment loan was approximately $635,000. The note had an interest rate of 3.25% per year.

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of December 31, 2016, the outstanding unpaid principal balance was approximately $1,092,000. Interest expense for the year was approximately $37,000, of which approximately $4,000 was accrued.

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

Pursuant to the Loan Amendment Agreement, Adamis was added as a “Borrower” and co-borrower under the loan agreements and related loan documents between USC (and certain other entities) and Lender (the “USC Loan Documents”), and assumed all of the rights, duties, liabilities and obligations as a Borrower and a party under the USC Loan Documents, jointly and severally with the current borrower or borrowers under each of the USC Loan Documents.

In the Loan Amendment Agreement, the Initial Loan Parties acknowledged that the USC Loans were in default with respect to certain nonmonetary covenants contained in the USC Loan Documents. The Bank agreed that all obligations of the Bank to forbear from pursuing its available remedies to collect the obligations evidenced and secured by the USC Loan Documents shall conditionally exist until October 31, 2016 (the “Forbearance Period”). During the Forbearance Period, and subject to the terms of the Loan Amendment Agreement and the compliance by the Loan Parties with their obligations under the Loan Amendment Agreement, the Bank agreed that it would not pursue available remedies existing as a result of the Loan Parties’ failure to comply with the nonmonetary covenants of the Loan Parties as set forth in the USC Loan Documents. Upon the expiration of the Forbearance Period, all monetary and nonmonetary obligations of the Loan Parties as set forth in the USC Loan Documents will be fully reinstated or waived. As described above, in connection with the November 2016 amendments to the loan documents with the Bank, the nonmonetary covenants contained in the USC Loan Documents were amended and modified.

The Loan Parties agreed during the Forbearance Period to (i) continue to make all regularly scheduled payments of principal and interest due as set forth in the USC Loan Documents, and (ii) except to the extent modified in the Loan Amendment Agreement, comply with all covenants of the Loan Parties set forth in the USC Loan Documents. In the Loan Amendment Agreement, each Initial Loan Party reaffirmed its obligations under the USC Loans and made certain other representations, warranties and agreements regarding the USC Loans, and the Bank acknowledged that the applicable Borrower was current in its interest payments or other obligations under the applicable Loan Documents that are due and payable before the date of the Loan Amendment Agreement. The parties also agreed that the real and personal property securing each of the USC Loans will also secure each of the other USC Loans, as well as the Adamis Working Capital Line of $2.0 million.

F- 17

Except as expressly set forth in the Loan Amendment Agreement, as amended, the terms and provisions set forth in the USC Loan Documents were not modified and remain in full force and effect. Subject to the satisfaction of all conditions precedent set forth in the Loan Amendment Agreement, the Bank consented to the transfer of the real and personal property by 4 HIMS and Tribute to Adamis and the foregoing acceptance and assumptions by Adamis. The Loan Amendment Agreement provide for a number of conditions precedent to Bank’s obligations under the agreement, including without limitation: (i) satisfactory title insurance and other insurance regarding the 4 HIMS Property; (ii) satisfactory lien searches and UCC-1 financing statements; (iii) any other document and agreements required by the Bank; (iv) accuracy of the representations and warranties set forth in the Loan Amendment Agreement; and (v) certain other customary conditions.

The notes are subject to customary subjective acceleration clauses, effective upon a material impairment in collateral, a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the note.  As of December 31, 2016, the Company was not in breach of any of the debt covenants.

At December 31, 2016 the principal maturities of the amended long-term debts were as follows:

Years Ending December 31	Building Loan	Equipment Loan	Total
2017	$93,768	$372,196	$465,964
2018	97,397	386,597	483,994
2019	2,249,500	333,572	2,583,072
Total	$2,440,665	$1,092,365	$3,533,030

NOTE 12:	DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

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

Key assumptions at December 31, 2015 for the Warrants discussed include a volatility factor of 72.5%, a dividend yield of 0%, expected life of 2.5 years and a risk free interest rate of 1.55%.

The number of liability classified Warrants outstanding as of December 31, 2016 and December 31, 2015 were zero and 575,164, respectively. As shown in the table below, after the cancellation of the Warrants with call options the carrying value at December 31, 2016 was $0 and the carrying value of the down-round protection derivative for the same date was $0.

F- 18

During the year ended December 31, 2016, a total of 52,288 warrants were exercised, reducing the fair value warrants and derivative liabilities and increasing Additional Paid in Capital by $160,245.

The table below provides a reconciliation of beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

	Warrants	Warrant Down-round Protection Derivative	Total
Balance, December 31, 2014	$(1,809,949)	$(256,530)	$(2,066,479)
Release of Warrants Liability upon Exercise	201,739	28,593	230,332
Net Change in Fair Value	433,898	(155,467)	278,431
Balance, December 31, 2015	(1,174,312)	(383,404)	(1,557,716)
Release of Warrants Liability upon Exercise	124,982	35,263	160,245
Net Change in Fair Value	1,049,330	348,141	1,397,471
Balance, December 31, 2016	$—	$—	$—

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair values includes various assumptions about future activities and stock price and historical volatility inputs.

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. There were no changes in the valuation techniques during the year ended December 31, 2016 and 2015.

	Fair Value at December 31, 2016	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range

Warrants and Warrant Down-round Protection Derivative (combined)	$—	$1,557,716	Binomial Option Pricing Model	Probability of common stock issuance at prices less than exercise prices stated in agreements	— & 50%, respectively

				Probability of reset provision being waived	— & 5%

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

F- 19

NOTE 13:	LEGAL MATTERS

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

F- 20

NOTE 14:	LICENSING AGREEMENTS

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

Total milestone payments are not to exceed $900,000 and can only be paid one time and will not repeat for subsequent products. At December 31, 2016 and December 31, 2015, no milestones have been achieved.

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

Influenza Vaccine

On September 22, 2006, the Company entered into an agreement with an entity to manufacture an influenza vaccine for the Company. The agreement requires the Company to pay $70,000 upon commencement of the project, followed by monthly payments based upon services performed until the project is complete. No product has been manufactured and no payments have been made as of December 31, 2016. Once the project begins, the total payments will aggregate $283,420. The project has an open ended start time. Adamis may terminate the agreement upon notice to the other party, other than reimbursing the other party for non-cancellable materials and supplies ordered, and work in progress, through the date of the termination.

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

F- 21

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

These milestone payments occur only once for each of the compounds. As of December 31, 2016, the Company disbursed a total of $25,000 in milestone payments. No additional milestones were met during 2016.

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

Under the agreement, with respect to sublicenses granted by the Company, the Company is to pay the University and DFCI according to the following schedule:

1.	A license issue fee of $10,000, within thirty (30) days after the effective date.

2.	License maintenance fees of $10,000 per year and payable on the first through third anniversary of the effective date and $20,000 annually thereafter on each anniversary until commercially selling a licensed product.

3.	Milestone payments in the amounts payable according to the following schedule or events:

(i)	$25,000 upon dosing of 50% of the patients expected to be enrolled for a Phase I clinical trial for the first indication (if such a trial is needed) of a licensed product;

(ii)	$25,000 upon the filing of an IND for the second indication of a licensed product;

(iii)	$100,000 upon dosing of the first patient and $150,000 upon dosing of the 40th patient in a Phase II clinical trial for the first indication of a licensed product;

(iv)	$250,000 upon dosing of the first patient for a Phase II clinical trial for the second indication of a licensed product;

(v)	$600,000 upon dosing of the first patient for a Phase III clinical trial for the first indication of a licensed product;

(vi)	$600,000 upon dosing of the first patient for a Phase III clinical trial for the second indication of a licensed product;

(vii)	$1,000,000 upon receipt of U.S. regulatory approval for each indication of a licensed product.

4.	An earned royalty of two percent (2%) on net sales of licensed products as defined in the agreement.

F- 22

During the years ended December 31, 2016 and December 31, 2015, the Company expensed license fees and patent defense costs related to this agreement of approximately $20,000 and $20,000 per year, respectively. During the year ended December 31, 2016, no milestones were met.

On November 10, 2016, the Company delivered a notice of termination to UCSD and DFCI of the UC/DF Agreement.  Under the terms of the agreement, the notice of termination is effective 90 days after delivery.  The agreement permits either party to terminate the agreement upon prior notice to the other party, without termination fees or penalties.  As a result of termination of the agreement, the Company will not be responsible after the effective date of termination for minimum annual payments under the agreements or for payment of patent-related fees and costs relating to the licensed patents and technologies.  As part of the winding up and termination process, the Company is responsible for certain expenses and costs incurred through the effective date of termination, and certain provisions of the agreements survive the termination or expiration of the agreement.

Termination of License Agreements Relating to Vaccine and Cancer Technologies

As has been disclosed in the Company’s previous filings with the SEC, the Company has previously entered into a number of license agreements pursuant to which the Company has acquired license rights regarding patent rights relating to a number of potential therapeutic vaccine and cancer product candidate technologies.  In April 2010, the Company acquired rights as licensee under three exclusive license agreements (the “WARF Agreements”) with the Wisconsin Alumni Research Foundation (“WARF”) regarding certain prostate cancer technologies and product candidates, named APC-100, APC-200 and APC-300.  In April 2011, the Company entered into an exclusive license agreement (the “UC/DF Agreement”) with The Regents of the University of California (“UCSD”) and the Dana-Farber Cancer Institute, Inc. (“DFCI”), pursuant to which the Company licensed certain patent rights relating to a telomerase-based cancer vaccine technology.

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

3M License and Asset Acquisition Agreement

On August 1, 2013, we entered into an agreement to initially license and, with an additional closing payment fully acquire from 3M Company and 3M Innovative Properties Company (“3M”), certain intellectual property and assets relating to 3M’s Taper Dry Powder Inhaler (DPI) technology under development for the treatment of asthma and chronic obstructive pulmonary disease, for total cash consideration of $10 million. The intellectual property includes patents, patent applications and other intellectual property relating to the Taper assets. We granted back to 3M a license to the intellectual property assets outside of the dry powder inhalation field.

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

F- 23

NOTE 15:	COMMITMENTS AND CONTINGENCIES

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

On April 1, 2014, the Company entered into a modification of its sublease agreement. The terms of the modification began December 1, 2014 and extended the expiration date to November 30, 2018. Average rent expense is approximately $23,304 per month, with a deposit of $170,000 due in November 2014. In December 2016, $42,500 of the deposit was applied to rent and the balance of deposit as of December 31, 2016 was $85,000. The base rent expense over the life of the lease is approximately $1,118,600. Total rent expense for the years ended December 31, 2016 and 2015 was $279,650 per year.

Future minimum lease payments as of December 31, 2016 are as follows:

For the Years Ending December 31,
2017	$308,090
2018	263,129
$571,219

NOTE 16:	CAPITAL STRUCTURE

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

On June 2, 2016, the Company awarded a total of 6,669 shares of common stock to two employees of U.S. Compounding, Inc. in consideration of services rendered to the company valued at approximately $59,000.

In June 2016, 1,009,021 and 1,183,432 shares of Series A Convertible Preferred and Series A-1 Convertible Preferred, respectively, were converted into shares of common stock at a 1:1 conversion ratio.

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

 Between October 10, 2016 and December 20, 2016, 1,099,124 shares of Series A-2 Convertible Preferred were converted into shares of common stock at a 1:1 ratio.

F- 24

NOTE 17:	CONVERTIBLE PREFERRED STOCK

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

The warrants include call provisions giving the Company the option, subject to various conditions, to call the exercise of any or all of the 2014 warrants, by giving a call notice to the warrant holders. We may give a call notice only within (i) if a holder and its affiliates beneficially own 2% or less of our outstanding common stock, then 10 trading days after any 20-consecutive trading day period during which the daily volume weighted average price of the common stock (the “VWAP”) is not less than 250% of the exercise price for the 2014 warrants in effect for 10 out of such 20-consecutive trading day period, and (ii) if holder and its affiliates beneficially own more than 2% of the outstanding common stock, five trading days after any 30-consecutive trading day period during which the VWAP of the common stock is not less than 250% of the exercise price then in effect for 25 out of such 30-consecutive trading day period. The exercise price of the 2014 warrants is $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. During a “call period” of 30 trading days following the date on which the call notice is deemed given and effective (with the call period being extended for one trading day for each trading day during the call period during which the VWAP is less than 225% of the exercise price then in effect during the call period), a holder may exercise the 2014 warrant and purchase the called warrant shares. Subject to the foregoing and to the other provisions of the 2014 warrants, if the holder fails to timely exercise the called 2014 warrant, the Company may cancel the unexercised called warrant (or portion thereof that was called). The warrants to purchase 1,418,439 shares remain outstanding as of December 31, 2016.

As of December 31, 2016, the investors have converted 1,418,439 shares of Series A Preferred into an equal number of shares of common stock, with no shares of Series A Preferred remaining outstanding.

January 2016 Series A-1 Preferred Stock

On January 26, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,183,432 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) and warrants to purchase up to 1,183,432 shares of common stock or Series A-1 Preferred. The shares of Series A-1 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $4.225 per unit. The Series A-1 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $4.10 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-1 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-1 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-1 Preferred and the warrants. The January 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the January 2016 warrants is $4.10 per share, and accordingly 250% of such exercise price is $10.25 per share. The warrants to purchase 1,183,432 shares remain outstanding as of December 31, 2016.

As of December 31, 2016, the investors have converted 1,183,432 shares of Series A-1 Preferred into an equal number of shares of common stock, with no shares of Series A-1 Preferred Shares remaining outstanding.

July 2016 Series A-2 Preferred Stock

On July 11, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,724,137 shares of Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) and warrants to purchase up to 1,724,137 shares of common stock or Series A-2 Preferred. The shares of Series A-2 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $2.90 per unit. The Series A-2 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $2.90 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-2 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-2 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-2 Preferred and the warrants. The July 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the July 2016 warrants is $2.90 per share, and accordingly 250% of such exercise price is $7.25 per share. The warrants to purchase 1,724,137 shares remain outstanding as of December 31, 2016.

F- 25

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

As of December 31, 2016, the investors have converted 1,099,124 shares of Series A-2 Preferred into an equal number of shares of common stock, with 625,013 shares of Series A-2 Preferred Shares remaining outstanding.

NOTE 18:	STOCK OPTION PLANS, SHARES RESERVED AND WARRANTS

The Company has a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2009 Plan provides for the grant of performance cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 411,765 shares. The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. On November 3, 2014, the number of shares reserved for issuance under the 2009 Plan increased by 1,000,000. On May 25, 2016, upon the approval of the Company’s stockholders at the annual meeting of stockholders, the number of shares reserved for issuance increased by 4,500,000. At December 31, 2016, the aggregate balance of shares reserved for issuance under the 2009 plan was 8,566,800. On January 1, 2017, pursuant to the provisions of the 2009 Plan, 1,099,577 shares were added to the shares reserved for issuance pursuant to awards under the 2009 Plan (see Note 20).

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

On May 25, 2016, the Company issued options to purchase 1,280,000 shares of common stock to the officers and employees of USC and the board of directors of the Company under the 2009 Plan with an exercise price of $8.46 per share. The options will vest with respect to the one-sixth (1/6) of the option shares on the date that is six (6) months after the vesting commencement date and one thirty-sixth (1/36) of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 59%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 1.69%, which resulted in a calculated fair value of $6,063,000.

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

 On November 2, 2016, the Company granted options to purchase 40,000 shares of common stock to the new hires of the Company under the 2009 Equity Incentive Plan with exercise prices of $2.50 per share. The options will vest with respect to the one-sixth (1/6) of the option shares on the date that is six (6) months after the vesting commencement date and one thirty-sixth (1/36) of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. These options were valued using the Black-Scholes option pricing; the expected volatility was approximately 59%, the term was six years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.57%. The calculated fair value of the options was $52,200.

 During the year ended December 31, 2016, previously granted and unvested options to purchase 266,709 shares of common stock were canceled following the holders’ termination of employment.

F- 26

 The following summarizes the stock option activity for the years ended December 31, 2016 and 2015 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Balance as of December 31, 2014	1,239,722	$5.46	8.42 years
Options Granted	933,763	5.78	8.85 years
Options Exercised	(15,000)	3.29	—
Options Canceled	(45,685)	5.77	—

Balance as of December 31, 2015	2,112,800	$5.60	8.05 years

Options Granted	2,520,697	6.58	8.80 years
Options Exercised	(46,379)	5.07	—
Options Canceled	(266,709)	7.44	—

Balance as of December 31, 2016	4,320,409	$6.06	7.98 years

Exercisable at December 31, 2016	2,319,963	$5.86	7.10 years

Stock based compensation expense for the years ended December 31, 2016 and 2015 were $4,699,122 and $2,485,961, respectively. As of December 31, 2016, unrecognized compensation expense related to these stock options was approximately $7.4 million and will be recorded as compensation expense over the next three years.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 4,320,409 and 2,112,800 stock options outstanding at December 31, 2016 and 2015 was approximately $26,000 and $916,000, respectively. The aggregate intrinsic value of 2,319,963 and 1,173,443 stock options exercisable at December 31, 2016 and 2015 was approximately $1,000 and $681,000, respectively.

The Company has reserved shares of common stock for issuance upon conversion or exercise at December 31, 2016 as follows:

Convertible Preferred Stock	625,013
Warrants	9,194,044
RSU	350,000
2009 Equity Incentive Plan	4,320,409
Total Shares Reserved	14,489,466

The following table summarizes warrants outstanding at December 31, 2016:

	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2017
2013 Private Placement	22,057		$12.16	June 26, 2013	June 25, 2018
Underwriter Warrants	186,000		$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	27,900		$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A Warrants	1,418,439		$3.40	August 19, 2014	August 19, 2019
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Bear State Bank, Collateral to Line of Credit	1,000,000	*	$0.0001	March 28, 2016
Preferred Stock Series A-2 Warrants	1,724,137		$2.90	July 16, 2016	July 11, 2021
2016 Common Stock, Private Placement	3,573,255		$2.98	August 3, 2016	August 3, 2021
Total Warrants	9,194,044

    *Exercisable upon default of Line of Credit at Bear State Bank, see Note 11.

F- 27

On March 6, 2013, the Company issued restricted stock units (RSUs) covering 42,707 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan. The value of the award per share was $11.39. A portion of the award vests on the first anniversary date of issuance with the remaining vesting annually in equal amounts over 2 years. The fair value of RSUs is $486,433. On August 25, 2016, 5,590 RSUs vested and were issued as common stock. The Company recorded compensation expense, related to these RSU's, of $15,922 and $63,686 for the years ended December 31, 2016 and 2015, respectively. Unrecognized compensation expense related to these RSUs as of December 31, 2016 was zero.

On May 25, 2016, the Company issued RSUs covering of 350,000 shares of common stock to the non-employee directors of the Company under the 2009 Equity Incentive Plan. The value of the award per share is $8.46 and will vest 100% on the seventh year anniversary from grant date. The fair value of RSUs is $2,961,000. The Company recorded compensation expense, related to these RSU's, of $253,335 for the years ended December 31, 2016. Unrecognized compensation expense related to these RSUs as of December 31, 2016 was $2,707,665.

NOTE 19:	INCOME TAXES

At December 31, 2016, the Company had net operating loss carry forwards of approximately $60 million and $46 million for federal and state purposes, respectively. The net operating loss carry forwards will begin to expire in 2031.

          Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. The Company most likely has experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carry forwards may be limited. Cellegy’s merger with Adamis as described in Note 1, may also impact the ability for the Company to utilize certain of its net operating loss carry forwards. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carry forwards for federal income tax purposes. The Company determined that the net operating loss carry forwards relating to Cellegy and Biosyn are limited due to the acquisitions, in 2009 and 2004, and has removed the associated net operating losses from the estimated amount of usable net operating loss carry forwards in its deferred tax assets below, as well as from the total of net operating loss carry forwards described above.

The benefit for income taxes from continuing operations consists of the following for the year ended December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Current	$12,000	$—
Deferred	(7,061,000)	(5,904,000)
Total	(7,049,000)	(5,904,000)
Change in Valuation Allowance	2,474,000	5,904,000
Tax Benefit, net	$(4,575,000)	$—

At December 31, 2016 and December 31, 2015 the significant components of the deferred tax assets from continuing operations are summarized below:

	December 31, 2016	December 31, 2015
Deferred Tax Assets
Net Operating Losses Carry forwards	$22,998,800	$15,486,000
Stock Compensation	739,100	1,601,500
Fixed Assets	—	380,900
Accrued Expenses	678,600	296,100
Total Deferred Tax Assets	24,416,500	17,764,500
Valuation Allowance	(20,239,100)	(17,764,500)
	$4,177,400	$—
Deferred Tax Liabilities
Intangibles	$(4,605,400)	$—
Fixed Assets	(400,600)	—
Total Deferred Tax Liabilities	(5,006,000)	—
Net Deferred Tax Liability	$(828,600)	$—

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

We have determined at December 31, 2016 and December 31, 2015 that a full valuation allowance would be required against of all our operating loss carry forwards and deferred tax assets that we do not expect to be utilized by deferred tax liabilities.

F- 28

The following table reconciles our losses from continuing operations before income taxes for the year ended December 31, 2016 and December 31, 2015.

	December 31, 2016		December 31, 2015
Federal Statutory Rate	$(8,167,000)	34.00%	$(4,614,000)	34.00%
State Income Tax, net of Federal Tax	(911,000)	3.83%	(790,000)	5.83%
Other Permanent Differences	925,000	(3.85%)	32,000	(0.24%)
Prior Year True-Up	1,323,000	(5.51%)	—	0.00%
Change in State Rate	(219,000)	0.88%	(532,000)	3.91%
Change in Valuation Allowance	2,474,000	(10.30%)	5,904,000	(43.50%)
Expected Tax Benefit	$(4,575,000)	19.05%	$—

Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. For the tax year ended December 31, 2016, the Company recognized no interest or penalties.

In connection with the acquisition of USC on April 11, 2016, for financial statement purposes, the Company recorded the acquired assets at the purchase price. For tax purposes, the assets in USC are not recorded at the purchase price and instead remain at the historic tax basis. The excess book basis over tax basis results in a deferred tax liability that gets recorded through acquisition goodwill. In the current year, the Company recorded a net deferred tax liability of $5,416,000 through acquisition goodwill.

Of the $5,416,000 net deferred tax liability recorded, $829,000 was for indefinite-lived intangible assets. Under ASC 740, a deferred tax liability for indefinite-lived intangibles is not a source of future taxable income that can be netted with deferred tax assets. The remaining $4,587,000 of the net deferred tax liability represents a source of future taxable income which, when recognized, will be offset with the Company’s current year operating losses and existing net operating loss carryforwards. The Company has determined that a full valuation allowance is required against its deferred tax assets, including its net operating loss carryforwards. However, valuation allowance is no longer required to offset net operating losses to the extent of the future taxable income generated by the reversing deferred tax liability. Accordingly, the valuation allowance has been reduced by $4,587,000. Under ASC 740, the reduction in the valuation allowance results in a deferred tax benefit in the current year.

NOTE 20:	SUBSEQUENT EVENTS

On January 1, 2017, the number of shares reserved for the issuance of stock awards covered by the 2009 Equity Incentive Plan (Note 18) increased to an aggregate of 9,666,377, after adding 1,099,577 shares.

On January 19, 2017, the Company issued 18,157 shares of common stock to an institutional investor in exchange for the cancellation of warrants to acquire 181,575 shares of common stock.

On February 7, 2017, the Company granted options to purchase 1,458,000 shares of common stock to the officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $3.15 per share. The options were granted based on a guideline and not for performance during the year ended December 31, 2016 and will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 58% and the risk-free interest rate was approximately 2.17%, which resulted in a calculated fair value of $2,551,500. The Board of Directors also approved a total of $465,393 in cash bonus to the Company’s officers and employees with respect to performance during the period ended December 31, 2016. The amount of bonus was paid in February 2017 but was accrued and expensed during the period ended December 31, 2016.

On February 13, 2017, the Company granted options to purchase 398,750 shares of common stock to the employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $3.35 per share. The options were granted based on a guideline and not for performance during the year ended December 31, 2016 and will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 58% and the risk-free interest rate was approximately 2.24%, which resulted in a calculated fair value of $744,221.

F- 29

On February 28, 2017, the Company granted a stock option to purchase 210,000 shares of common stock to a newly hired officer of the Company under the 2009 Equity Incentive Plan with exercise price of $3.45 per share. The options will vest with respect to the one-third (1/3) of the option shares on the date that is one year after the grant date of the option and one thirty-sixth (1/36) of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. The option was valued using the Black-Scholes option pricing; the expected volatility was approximately 58%, the term was six years, the dividend rate was 0.0% and the risk-free interest rate was approximately 2.19%. The calculated fair value of the options was $403,200.

On March 1, 2017, the Company awarded Restricted Stock Units ("RSUs") covering 950,000 shares of common stock to certain officers of the Company under the 2009 Plan; as of the date of grant, the market price of the common stock was $3.50 per share. These RSUs vest on the seventh anniversary from grant date provided that the recipient has continued to provide services to the Company, or earlier upon the occurrence of certain events including a change of control of the Company. The calculated fair value of the RSUs was $3,325,000.

In March 2017, 625,013 shares of Series A-2 Convertible Preferred were converted into shares of common stock at a 1:1 ratio, with 0 shares of Series A-2 Preferred Shares remaining outstanding.

In March 2017, the maturity date of the Adamis Working Capital Line of  $2.0 million was amended to March 1, 2018.

F- 30