Form 10-Q
period 2017-03-31
Adamis Pharmaceuticals Corp
filed 2017-05-12
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 12, 2017, was 27,563,285.

ADAMIS PHARMACEUTICALS CORPORATION

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017
	(Unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$399,469	$4,090,651
Restricted Cash	1,008,207	1,005,109
Accounts Receivable, net	1,172,345	805,372
Inventories	914,206	942,067
Prepaid Expenses and Other Current Assets	206,169	227,040
	3,700,396	7,070,239
LONG TERM ASSETS
Security Deposits	42,500	42,500
Intangible Assets, net	17,534,081	18,136,044
Goodwill	7,640,622	7,640,622
Fixed Assets, net	4,780,554	4,897,007
Total Assets	$33,698,153	$37,786,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,713,493	$2,150,583
Deferred Revenue	82,082	54,478
Accrued Other Expenses	1,649,911	1,609,625
Accrued Bonuses	261,486	465,393
Bank Loans - Line of Credit	3,864,880	3,864,880
Bank Loans - Building and Equipment, current portion	470,348	465,965
	9,042,200	8,610,924
LONG TERM LIABILITIES
Deferred Tax Liability, net	828,556	828,556
Building and Equipment Loans, net of current portion	2,947,415	3,067,065
Total Liabilities	12,818,171	12,506,545
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.0001; 10,000,000 Shares Authorized; Series A-2 Convertible: Zero and 625,013 Shares Issued and Outstanding at March 31, 2017 and December 31, 2016, Respectively	—	62
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 22,942,253 and 22,299,083 Issued, 22,634,713 and 21,991,543 Outstanding at March 31, 2017 and December 31, 2016, Respectively	2,294	2,230
Additional Paid-in Capital	115,114,321	113,741,412
Accumulated Deficit	(94,231,404)	(88,458,608)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	20,879,982	25,279,867
Total Liabilities and Stockholders' Equity	$33,698,153	$37,786,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2017	2016
	(Unaudited)	(Unaudited)
REVENUE, net	$3,037,851	$—
COST OF GOODS SOLD	1,664,565	—
Gross Profit	1,373,286	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,572,730	2,616,384
RESEARCH AND DEVELOPMENT	1,509,900	3,400,820
Loss from Operations	(5,709,344)	(6,017,204)

OTHER INCOME (EXPENSE)
Interest Expense	(67,475)	—
Interest Income	4,023	—
Change in Fair Value of Warrants	—	(382,722)
Change in Fair Value of Warrant Derivative Liabilities	—	(8,565)
Total Other Income (Expense)	(63,452)	(391,287)
Net (Loss)	$(5,772,796)	$(6,408,491)

Basic and Diluted (Loss) Per Share	$(0.26)	$(0.48)

Basic and Diluted Weighted Average Shares Outstanding	22,118,023	13,444,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(5,772,796)	$(6,408,491)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	1,372,911	702,286
Change in Deferred Revenue	27,604	—
Change in Fair Value of Warrant Liability	—	382,722
Change in Fair Value of Warrant Derivative Liabilities	—	8,565
Provision for Bad Debts	2,937	—
Depreciation and Amortization Expense	782,578	247,572
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable - Trade	(369,910)	—
Inventories	27,861	—
Prepaid Expenses and Other Current Assets	20,871	(496,455)
Increase (Decrease) in:
Accounts Payable	562,910	1,012,205
Accrued Other Expenses and Bonuses	(163,621)	(118,819)
Net Cash (Used in) Operating Activities	(3,508,655)	(4,670,415)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(48,000)	—
Payment for Website Development	(16,162)	—
Net Cash (Used in) Investing Activities	(64,162)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Preferred Stock, net of issuance cost	—	4,927,760
Proceeds from Exercise of Warrants	—	88,890
Payment of Bank Loans	(115,267)	—
Net Cash Provided by (Used in) Financing Activities	(115,267)	5,016,650
Increase (Decrease) in Cash	(3,688,084)	346,235
Cash and Restricted Cash:
Beginning	5,095,760	4,080,648
Ending	$1,407,676	$4,426,883

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

5

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2017	2016
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$399,469	$4,426,883
Restricted Cash	1,008,207	—
Total Cash and Restricted Cash	$1,407,676	$4,426,883
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$912	$—
Cash Paid for Interest	$39,711	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Release of Warrants Liability Upon Exercise	$—	$70,807

The accompanying notes are in an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of Adamis Pharmaceuticals Corporation’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Claims Liabilities

Our U.S. Compounding, Inc. ("USC"), subsidiary was self-insured up to certain limits for health insurance through February 28, 2017.  Provisions are made for both the estimated liabilities for known claims as incurred and estimates for those incurred but not reported. The Claims Payable related to the self-insured plan at March 31, 2017 was $87,960 consisting of the estimated IBNR (Incurred But Not Reported) provided by the plan administrator.  Beginning March 1, 2017, USC elected to participate in a fully insured health insurance plan.

Liquidity and Capital Resources

Our cash was $1,407,676 and $5,095,760 at March 31, 2017 and December 31, 2016, respectively, including approximately $1.0 million in restricted cash held by the Bear State Bank, N.A. as collateral for a $2.0 million working capital line.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that will be required to conduct the clinical, development and regulatory activities relating to the Company’s product candidates, commercially launch any products that may be approved by applicable regulatory authorities, market and sell products, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research, development or commercialization efforts, or similar transactions. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares outstanding for the three months ended March 31, 2017 and March 31, 2016, consist of outstanding equity classified warrants (9,012,469 and 2,914,300, respectively), outstanding options (6,353,189 and 3,101,830, respectively), outstanding restricted stock units (1,300,000 and 5,590, respectively), and convertible preferred stock (0 and 2,192,453, respectively).

Recent Accounting Pronouncements

                In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. We adopted this guidance prospectively at the beginning of first quarter 2017, which will simplify our future goodwill impairment testing. The Company is continuing to assess the impact of adopting this guidance on its consolidated financial statements.

Note 2: Acquisition of U.S. Compounding

                On April 11, 2016, we acquired the net assets and assumed the principal debt obligations of U.S. Compounding, Inc. (“USC”), in a merger transaction (the “Merger”) pursuant to which we acquired USC and USC continued as a wholly owned subsidiary of the Company. The acquisition is accounted for using the purchase method of accounting.  USC is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, and the U.S. Drug Quality and Security Act, and provides prescription compounded medications, including compounded sterile preparation and certain nonsterile drugs, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.  USC also provides certain veterinary pharmaceutical drugs for animals.  The total consideration for the transaction was $15,967,942.

                The principal reasons for the acquisition of USC were (i) to expand the Company’s product portfolio, (ii) provide revenues to the Company, and (iii) significantly increase the Company’s manufacturing, sales, and marketing capabilities, which the Company believes will assist in the future in commercializing the Company’s pipeline of product candidates if they are approved for marketing by applicable regulatory authorities, and diversify the Company’s future revenue mix.

 USC is included in our results of operations for the three months ended March 31, 2017 and is not included in the three months ended March 31, 2016, which preceded the date of our acquisition of USC.  The acquisition did have a significant effect on our consolidated results of operations in the three months ended March 31, 2017 due to the size of the acquisition in relation to our overall consolidated results of operations.

Note 3: Inventories

As of March 31, 2017, the inventories of the Company, which consist of inventories of the Company's wholly-owned subsidiary USC, consisted of the following:

Finished Goods	$350,882
Raw Material	385,699
Devices	177,625
$914,206

Reserve for obsolescence as of March 31, 2017 was $47,354.

Note 4: Fixed Assets

Fixed Assets at March 31, 2017, is summarized in the table below:

Fixed Asset Description	Costs	Accumulated Depreciation	Net Book Value
Land	$460,000	$—	$460,000
Building	3,040,000	(98,237)	2,941,763
Machinery Equipment	1,545,497	(528,418)	1,017,079
Furniture Fixtures	129,630	(33,149)	96,481
Automobile	9,395	(3,694)	5,701
Leasehold Improvements	284,037	(24,507)	259,530
Balance, March 31, 2017	$5,468,559	$(688,005)	$4,780,554

     For the quarter ended March 31, 2017, depreciation expense was $164,453.

Note 5: Intangible Assets and Goodwill

Intangible assets at March 31, 2017, is summarized in the table below:

Intangible Asset Description	Amortization Periods (in years)	Cost	Accumulated Amortization	Net Carrying Value
Taper DPI Intellectual Property	5 years	$9,708,700	$(3,155,327)	$6,553,373
Non-Competition Agreements	3 years	1,639,000	(529,640)	1,109,360
FDA 503B Registration and Compliance	10 years	3,963,000	(384,191)	3,578,809
Customer Relationships	10 years	5,572,000	(540,174)	5,031,826
Website Design	3 years	16,162	(449)	15,713
Total Definite-lived Assets		20,898,862	(4,609,781)	16,289,081
Trade Name & Branding	Indefinite	1,245,000	—	1,245,000
Balance, March 31, 2017		$22,143,862	$(4,609,781)	$17,534,081

     Amortization expense for the quarter ended March 31, 2017, was $618,125.

Estimated future amortization expense for the Company's intangible assets at March 31, 2017, is as follows:

Remainder of 2017	$1,857,068
2018	2,476,091
2019	2,083,034
2020	1,925,268
2021	1,924,370
Thereafter	6,023,250
$16,289,081

Goodwill recorded at the acquisition of USC was approximately $2,225,000. In addition, the Company recorded a deferred tax liability of approximately $5,416,000 through acquisition goodwill. The carrying value of our goodwill as of March 31, 2017, was approximately $7,641,000.

Note 6: Preferred Stock

August 2014 Series A Preferred Stock and Warrants

In August 2014, the Company completed a private placement transaction with a small number of sophisticated investors pursuant to which the Company issued 1,418,439 shares of Series A Convertible Preferred Stock ("Series A Preferred") and warrants to purchase up to 1,418,439 shares of common stock or Series A Preferred. The shares of Series A Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $3.525 per unit. The Series A Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $3.40 per share, and the warrants are exercisable for five years. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A Preferred or exercise of the warrants (without regard to any limitations on conversion). In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A Preferred and the warrants.

The warrants include call provisions giving the Company the option, subject to various conditions, to call the exercise of any or all of the 2014 warrants, by giving a call notice to the warrant holders. We may give a call notice only within (i) if a holder and its affiliates beneficially own 2% or less of our outstanding common stock, then 10 trading days after any 20-consecutive trading day period during which the daily volume weighted average price of the common stock (the “VWAP”) is not less than 250% of the exercise price for the 2014 warrants in effect for 10 out of such 20-consecutive trading day period, and (ii) if holder and its affiliates beneficially own more than 2% of the outstanding common stock, five trading days after any 30-consecutive trading day period during which the VWAP of the common stock is not less than 250% of the exercise price then in effect for 25 out of such 30-consecutive trading day period. The exercise price of the 2014 warrants is $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. During a “call period” of 30 trading days following the date on which the call notice is deemed given and effective (with the call period being extended for one trading day for each trading day during the call period during which the VWAP is less than 225% of the exercise price then in effect during the call period), a holder may exercise the 2014 warrant and purchase the called warrant shares. Subject to the foregoing and to the other provisions of the 2014 warrants, if the holder fails to timely exercise the called 2014 warrant, the Company may cancel the unexercised called warrant (or portion thereof that was called). As of March 31, 2017, August 2014 warrants to purchase 1,418,439 shares remain outstanding.

As of December 31, 2016, the investors have converted 1,418,439 shares of Series A Preferred into an equal number of shares of common stock, with no shares of Series A Preferred remaining outstanding.

January 2016 Series A-1 Preferred Stock and Warrants

On January 26, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,183,432 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) and warrants to purchase up to 1,183,432 shares of common stock or Series A-1 Preferred. The shares of Series A-1 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $4.225 per unit. The Series A-1 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $4.10 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-1 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-1 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-1 Preferred and the warrants. The January 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the January 2016 warrants is $4.10 per share, and accordingly 250% of such exercise price is $10.25 per share. As of March 31, 2017, January 2016 warrants to purchase 1,183,432 shares remain outstanding.

As of December 31, 2016, the investors have converted 1,183,432 shares of Series A-1 Preferred into an equal number of shares of common stock, with no shares of Series A-1 Preferred Shares remaining outstanding.

July 2016 Series A-2 Preferred Stock

   On July 11, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,724,137 shares of Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) and warrants to purchase up to 1,724,137 shares of common stock or Series A-2 Preferred. The shares of Series A-2 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $2.90 per unit. The Series A-2 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $2.90 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-2 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-2 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-2 Preferred and the warrants. The July 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the July 2016 warrants is $2.90 per share, and accordingly 250% of such exercise price is $7.25 per share. As of March 31, 2017, July 2016 warrants to purchase 1,724,137 shares remain outstanding.

On the date of the issuance, the fair value of the common stock issuable upon conversion of the Series A-2 preferred stock was greater than the proceeds received for the Series A-2 Preferred. As such, the Company accounted for the beneficial conversion feature under ASC 470-20, Debt with Conversion and Other Options. The Company identified a deemed dividend charge of approximately $1,374,000 for the recognition of a discount on the Series A-2 Preferred, resulting from an allocation of the proceeds received between the warrants and the beneficial conversion feature embedded within the Series A-2 Preferred, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series A-2 convertible preferred stock exceeded the proceeds from such issuance. The deemed dividend on preferred stock was a non-cash transaction and reflected below the net loss in the Consolidated Statement of Operations for the year ending December 31, 2016, to arrive at the net loss applicable to common stock.

For the period ended December 31, 2016 and March 31, 2017, the investors have converted 1,099,124 shares and 625,013 shares, respectively, of Series A-2 Preferred into an equal number of shares of common stock, with no shares of Series A-2 Preferred Shares remaining outstanding.

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

As of March 31, 2017 and December 31, 2016, the loan balance on the Adamis Working Capital Line of credit was $2,000,000 and interest expense related to the loan was approximately $18,750 for the quarter ended March 31, 2017.

Loans Assumed from Acquisition of USC:

Building Loan

In connection with the closing of the USC Merger and the agreements relating to the transaction, 4 HIMS, LLC, an entity of which Eddie Glover, the chief executive officer of USC, and certain other former stockholders of USC are members, agreed to sell to the Company, the building and property owned by 4 HIMS on which USC’s offices are located, in consideration of the Company being added as an additional ”borrower” and assuming the obligations under the loan agreement, promissory note and related loan documents that 4 HIMS and certain other parties previously entered into with the Lender (the “4 HIMS Loan Documents”).

On November 10, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, the Company agreed to pay the Bank monthly payments of principal and interest of $15,411, with a final monthly payment and any other amounts due under the 4 HIMS Loan Document due and payable in August 2019.

As of March 31, 2017 and December 31, 2016, the outstanding principal balance owed on the applicable note was approximately $2,417,000 and $2,441,000, respectively. The loan currently bears an interest of 3.75% per year and interest expense for the quarter ended March 31, 2017 was approximately $23,000, of which approximately $8,000 was accrued.

USC Working Capital Loan

In connection with our acquisition of USC, Adamis agreed to be added as a Borrower and to assume the obligations as a Borrower under the USC Working Capital Loan Agreement and related promissory note and other related loan documents (the “USC Working Capital Loan Documents”). Under the USC Working Capital Loan Agreement, Lender agreed to loan funds to USC, as the “Borrower,” up to an aggregate principal amount of $2,500,000, evidenced by the USC Working Capital Note. Borrowings are limited to 80% of qualified trade accounts receivables and 50% of qualified inventories as determined under the USC Working Capital Loan Documents, and are collateralized with trade accounts receivables and inventory.

On November 10, 2016, the Company and Lender agreed to amend the USC Working Capital Loan Documents to provide that the personal property securing the Borrower’s obligations under the loan documents will also secure the Borrower’s obligations under the other USC Loan Documents with the Lender. In addition, a new financial covenant replaced the previous financial covenants, providing that USC will, at all times during the term of the loan, maintain a “Cash Flow Coverage Ratio” of not less than 1.2:1. “Cash Flow Coverage Ratio” is defined as: (i) net income plus non-cash expense items including, but not limited to, depreciation expense, amortization expense and option expense for the month in which the measurement date occurs times 12; divided by (ii) the cash required for payments of interest for the prospective twelve (12) month period and current maturities of principal on all outstanding debt to any person or entity, including without limitation to debt by the Company to the Lender. The Cash Flow Coverage Ratio will be measured on the last day of each December, March, June and September, commencing on December 31, 2016.  Under the amendment, in lieu of compliance with the foregoing covenant, Borrower has the option, at the time of each quarterly measuring period, of making a principal reduction in the amount of Two Hundred Fifty Thousand Dollars ($250,000).

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

As of March 31, 2017 and December 31, 2016, the outstanding unpaid principal balance was approximately $1,864,000. The note currently accrues interest at 3.25% per year, and interest expense for the quarter ended March 31, 2017 was approximately $16,000.

Equipment Loans, Consolidated

Equipment Loan, Tribute. In connection with the Merger, Tribute Labs, LLC, a Nevada limited liability company and former related party of USC (“Tribute” or “Borrower”) assigned to Adamis all of its rights under the loan agreement, promissory note and related loan documents that Tribute and certain other parties previously entered into with the Lender (the “Tribute Loan Documents”). Adamis agreed to become an additional co-borrower and to assume Borrower’s obligations under the Tribute Loan Documents, in consideration of the transfer to USC of laboratory equipment owned by Tribute and used to perform testing services for USC’s formulations, and Lender consented to such assignment. The outstanding unpaid principal balance under the applicable note that was consolidated, as described below, to one equipment loan was approximately $518,000. Prior to the consolidation, the loan had an interest rate of 4.75% per year.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.25% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of March 31, 2017 and December 31, 2016, the outstanding unpaid principal balance was approximately $1,001,000 and $1,092,000, respectively. Interest expense for the quarter ended March 31, 2017 was approximately $10,000, of which approximately $3,000 was accrued.

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

Pursuant to the Loan Amendment Agreement, Adamis was added as a “Borrower” and co-borrower under the loan agreements and related loan documents between USC (and certain other entities) and Lender (the “USC Loan Documents”), and assumed all of the rights, duties, liabilities and obligations as a Borrower and a party under the USC Loan Documents, jointly and severally with the current borrower or borrowers under each of the USC Loan Documents. As part of the Loan Amendment Agreement, the parties also agreed that the real and personal property securing each of the USC Loans will also secure each of the other USC Loans, as well as the Adamis Working Capital Line of $2.0 million.  Except as expressly set forth in the Loan Amendment Agreement, as amended, the terms and provisions set forth in the USC Loan Documents were not modified and remain in full force and effect.

The notes evidencing the foregoing loans from the Lender are subject to customary subjective acceleration clauses, effective upon a material impairment in collateral, a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the note.  As of March 31, 2017, the Company was not in breach of any of the debt covenants.

At March 31, 2017, the principal maturities of the amended long-term debts were as follows:

Years Ending December 31	Building Loan	Equipment Loan	Total
Remainder of 2017	$70,348	$280,348	$350,696
2018	97,397	386,597	483,994
2019	2,249,500	333,573	2,583,073
Total	$2,417,245	$1,000,518	$3,417,763

Note 8: Derivative Liability and Fair Value Measurement

Accounting Standards Codification (ASC) 815 - Derivatives and Hedging, provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, or down-round provisions.

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

As of March 31, 2016, the carrying value of the Warrants with call options was $1,878,196 and the Company recognized a change in fair value of $391,287 in the condensed consolidated statement of operations for the three months ended March 31, 2016. As of December 31, 2016, all of the outstanding Warrants with call options were either exercised or canceled.

As of March 31, 2017, the fair values of the liability classified warrants and warrant derivatives were zero.

Note 9: Common Stock

On January 19, 2017, the Company issued 18,157 shares of common stock to an institutional investor in exchange for the cancellation of warrants to acquire 181,575 shares of common stock.

In March 2017, 625,013 shares of Series A-2 Convertible Preferred were converted into shares of common stock at a 1:1 ratio, with 0 shares of Series A-2 Preferred Shares remaining outstanding.

Note 10: Stock Option Plans, Shares Reserved and Warrants

On January 1, 2017, pursuant to the provisions of the 2009 Equity Incentive Plan (the “2009 Plan”), the number of shares reserved for the issuance pursuant to all stock awards under the 2009 Plan increased by 1,099,577 shares, to 9,666,377 shares.

On February 7, 2017, the Company granted options to purchase 1,458,000 shares of common stock to the officers and employees of the Company under the 2009 Plan with an exercise price of $3.15 per share. The options were granted based on a guideline and not for performance during the year ended December 31, 2016 and will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 58% and the risk-free interest rate was approximately 2.17%, which resulted in a calculated fair value of $2,551,500.

14

    On February 13, 2017, the Company granted options to purchase 388,750 shares of common stock to the employees of the Company under the 2009 Plan with an exercise price of $3.35 per share. The options were granted based on a guideline and not for performance during the year ended December 31, 2016 and will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 58% and the risk-free interest rate was approximately 2.24%, which resulted in a calculated fair value of $725,557.

    From February 15, 2017 to March 31, 2017, the Company granted options to purchase 75,000 shares of common stock to the new hires of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $3.40 to $4.25 per share. These options will vest with respect to the one-sixth of the option shares on the date that is six months after the vesting commencement date and one thirty-sixth  of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 58%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.22%, which resulted in a calculated fair value of $146,000.

On February 28, 2017, the Company granted a stock option to purchase 210,000 shares of common stock to a newly hired officer of the Company under the 2009 Plan with exercise price of $3.45 per share. The options will vest with respect to the one-third  of the option shares on the date that is one year after the grant date of the option and one thirty-sixth of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. The option was valued using the Black-Scholes option pricing; the expected volatility was approximately 58%, the term was six years, the dividend rate was 0.0% and the risk-free interest rate was approximately 2.19%. The calculated fair value of the options was $403,200.

    On March 1, 2017, the Company awarded Restricted Stock Units (“RSUs”) covering 950,000 shares of common stock to certain officers of the Company under the 2009 Plan; as of the date of grant, the market price of the common stock was $3.50 per share. These RSUs vest on the seventh anniversary from grant date provided that the recipient has continued to provide services to the Company, or earlier upon the occurrence of certain events including a Change in Control of the Company (as defined in the 2009 Plan and Section 490A of the Internal Revenue Code of 1986, as amended), or earlier upon the recipient’s separation from service to the Company by reason of death or disability (as defined in the 2009 Plan and Section 409A). The calculated fair value of the RSUs was $3,325,000.

      The following table summarizes the outstanding stock option activity for the three months ended March 31, 2017:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining |Contract Life
Outstanding Options as of December 31, 2016	4,320,409	$6.06	7.98 years

Options Granted	2,131,750	3.23	9.93 years
Options Exercised	—	—	—
Options Canceled/Expired	(98,970)	6.44	—

Outstanding Options as of March 31, 2017	6,353,189	$5.11	8.59 years

Exercisable Options at March 31, 2017	2,605,974	$5.82	7.42 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 6,353,189 and 4,320,409 stock options outstanding at March 31, 2017 and December 31, 2016, was approximately $2,512,000 and approximately $26,000, respectively. The aggregate intrinsic value of 2,605,974 and 2,319,963 stock options exercisable at March 31, 2017 and December 31, 2016, was approximately $241,000 and $1,000, respectively.

The following table summarizes warrants outstanding at March 31, 2017:

	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2017
2013 Private Placement	22,057		$12.16	June 26, 2013	June 25, 2018
Underwriter Warrants	28,108		$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	4,217		$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A Warrants	1,418,439		$3.40	August 19, 2014	August 19, 2019
Preferred Stock Series A-1Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Bear State Bank, Collateral to Line of Credit	1,000,000	*	$0.0001	March 28,2016
Preferred Stock Series A-2 Warrants	1,724,137		$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	3,573,255		$2.98	August 3, 2016	August 3, 2021
Total Warrants	9,012,469

*Exercisable upon default of Line of Credit at Bear State Bank, see Note 7.

At March 31, 2017, the Company has reserved shares of common stock for issuance upon exercise of outstanding options, warrants including all of the warrants in the table above, restricted stock units, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	9,012,469
Restricted Stock Units (RSU)	1,300,000
2009 Equity Incentive Plan	6,353,189
Total Shares Reserved	16,665,658

Note 11: Subsequent Events

In April 2017, the Company completed the closing of an underwritten public offering of 4,928,572 shares of common stock at a public offering price of $3.50 per share, which included 642,857 shares pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $16.1 million, after deducting approximately $1,140,000 in underwriting discounts and commissions and estimated offering expenses payable by the Company.  Raymond James & Associates, Inc. acted as the sole book-running manager of the offering and Maxim Group LLC acted as co-manager for the offering.  The securities were issued by the Company pursuant to a “shelf” registration statement on Form S-3 that the Company previously filed with the Securities and Exchange Commission (and a related registration statement), and a prospectus supplement and an accompanying prospectus relating to the offering filed in April 2017.

Between April 10, 2017 and May 8, 2017, the Company granted options to purchase 65,000 shares of common stock to the new hires of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $3.50 to $4.60 per share. These options will vest with respect to the one-sixth of the option shares on the date that is six months after the vesting commencement date and one thirty-sixth of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 57%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.13%, which resulted in a calculated fair value of $145,000.

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

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in the therapeutic areas of respiratory disease and allergy.  We are currently developing several products in the allergy and respiratory markets, including our Epinephrine Injection pre-filled syringe, or PFS, product for use in the emergency treatment of acute allergic reactions, including anaphylaxis; albuterol (APC-2000) and fluticasone (APC-4000) Dry Powder Inhaler, or DPI, products for the treatment of bronchospasm and asthma, respectively; and beclomethasone (APC-1000), a metered dose inhaler product for the treatment of asthma.  Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit Section 505(b)(2) New Drug Applications, or NDAs, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the U.S. Food and Drug Administration, or FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products. Our U.S. Compounding, Inc. subsidiary, which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended and the U.S. Drug Quality and Security Act, or DQSA, compounds sterile prescription drugs, and certain nonsterile drugs, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.

Epinephrine Injection USP 1:1000 0.3mg Pre-Filled Single Dose Syringe

On May 28, 2014, we submitted a Section 505(b)(2) NDA application to the FDA for approval of our Epinephrine PFS product candidate. We received a complete response letter, or CRL, from the FDA on March 27, 2015. A CRL is issued by the FDA’s Center for Drug Evaluation and Research when it has completed its review of a file and questions remain that preclude the approval of the NDA in its current form. We resubmitted the NDA on December 4, 2015.  On June 3, 2016, we received a second CRL from the FDA regarding our resubmitted NDA. The CRL indicated that the FDA determined that it could not approve the NDA in its present form. The agency indicated that in order to support approval of the product candidate, the Company must expand its human factors studies. The CRL indicated that new human factors studies would need to provide additional, adequate and satisfactory data and information concerning, among other things, use of the product candidate in different use environments and by different kinds of users and user groups. The CRL included comments on certain other aspects of the product candidate and the materials and data submitted as part of the NDA. The CRL indicated that the agency had reserved comment, if any, on the proposed labeling for the product candidate until the application was otherwise approvable. The FDA indicated that the NDA will remain open until the issues identified in the CRL are resolved.

On December 15, 2016, we resubmitted our NDA to the FDA.  The resubmission was intended to address the issues raised by the FDA in the June 2016 CRL.  On January 19, 2017, we announced that the FDA had accepted for review our resubmitted NDA.  The FDA indicated that it considered the resubmission to be a complete response to the CRL. As of the date of filing of this quarterly report, we are not aware of any additional requests by the agency for information that we have not previously responded to and provided in connection with our resubmitted NDA.

There are no assurances that the FDA will approve the resubmitted NDA and grant marketing approval for the Epinephrine PFS product candidate. If the FDA approves the NDA, we hope to receive an approval in time to permit first commercial sales to commence sometime in the third quarter of 2017, although there are no assurances that this will be the case. Under goals established in connection with the Prescription Drug User Fee Act, or PDUFA, the FDA’s guidance for the review and acting on Class 2 NDA resubmissions is six months from the date of receipt of the resubmission. However, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to the timing of the FDA’s review process, issuance of an additional CRL, FDA requests for additional data, information, materials or clarification, difficulties scheduling an advisory committee meeting, FDA workload issues, extensions resulting from the submission of additional information or clarification regarding information already in the submission within the last three months of the target PDUFA date, or other reasons. As a result, the dates of regulatory approval, if obtained, and commercial introduction of our product could be delayed beyond our expectations.

Going Concern and Management’s Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2016 and 2015 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in our continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives. As of March 31, 2017, we had cash of approximately $1.4 million, including approximately $1.0 million in restricted cash, an accumulated deficit of approximately $94.2 million, and liabilities of approximately $12.8 million. As noted below under the heading “Liquidity and Capital Resources” and in Note 11 to the financial statements appearing elsewhere herein, in April 2017, we completed an underwritten public offering of shares of common stock resulting in estimated net proceeds, after underwriting discounts and estimated offering expenses, of approximately $16.1 million.  However, we will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop and launch our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three months ended March 31, 2017, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources we would exhaust our resources and would be unable to continue operations.

Our management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from sales of compounded sterile formulations. However, there can be no assurance that we will be able to obtain any required additional funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures, delay development or commercialization of some or all of our products and reduce the scope of our operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenues. Revenues were approximately $3,038,000 and $0 for the three month periods ended March 31, 2017 and 2016, respectively.  The increase in revenue was due entirely to revenues from sales of compounded pharmaceutical drugs by our U.S. Compounding, Inc. subsidiary, which we acquired in April 2016.

Cost of Sales. Cost of sales was approximately $1,665,000 and $0 for the three month periods ended March 31, 2017 and 2016, respectively. We did not incur any cost of sales for the three month period ended March 31, 2016, as the acquisition of USC was completed in April 2016.

Research and Development Expenses. Research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $1,510,000 and $3,401,000 for the three months ended March 31, 2017 and 2016, respectively. The decrease in research and development expenses was primarily due to a reduction of approximately $2,168,000 in development costs of our product candidates, including our Dry Powder Inhaler (DPI) products, Epinephrine PFS, APC 2000, APC 100, and TeloBVax  product candidates.  This amount was offset by an increase of approximately $198,000 in development costs attributed to the APC 1000 product candidate, and by an increase of approximately $9,000 in research and development expenditures relating to compounded formulation drugs, consulting and regulatory expenses.  Compensation expense increased approximately $70,000 during the three month period compared to the first quarter of 2016 due to the hiring of additional employees and an increase in options expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the three months ended March 31, 2017 and 2016, were approximately $5,573,000 and $2,616,000, respectively. The increase was primarily due to approximately $3,080,000 of expenses relating to USC which we acquired in April 2016, after the end of our first quarter ended March 31, 2016. Expenses related to the commercialization activities of the Epinephrine PFS product candidate decreased by approximately $208,000 for the first quarter of 2017 compared to the comparable period of 2016. Compensation expense for General and Administrative employees increased by approximately $164,000 for the three month period ended March 31, 2017, compared to the comparable period of 2016, primarily due to salary increases, stock options granted and monthly accrual of bonus. Other increases in expenditures for the first quarter of 2017 compared to the comparable quarter of 2016 included increases of approximately $93,000 for insurance and increases in finance and accounting related expenses, partially offset by a decrease of approximately $172,000 in expenses related to business development, IT consulting, legal and patent expenses, taxes, directors and executive expenses, selling and commercial operation travel and office expenses.

Other Expense. Other Expense for the three month period ended March 31, 2017 and 2016, was approximately $63,000 and $391,000, respectively. Other Expense consists primarily of interest expense, change in fair value of warrants and change in fair value of derivative liabilities. The reduction in other expenses was primarily due to the exercise and cancellation of warrants and derivatives in 2016 which account for the approximately $391,000 expenses for the three months ended March 31, 2016, partially offset by the debt related expense (Interest Expense) of approximately $67,000 for the three month period ended March 31, 2017 and approximately $0 for the comparable period in 2016. The increase in debt related expenses for the three month period ended March 31, 2017, compared to the comparable period in 2016 was due to interest payments related to the working capital loan in the principal amount of $2.0 million and other bank liabilities assumed in connection with the acquisition of USC in April 2016.

Liquidity and Capital Resources

We have incurred net losses of approximately $5.8 million and $6.4 million for the three months ended March 31, 2017 and 2016, respectively. Since inception, and through March 31, 2017, we have an accumulated deficit of approximately $94.2 million. Since inception and through March 31, 2017, we have financed operations principally through debt financing, through private issuances of common stock and preferred stock, and through public offerings of common stock. We have primarily devoted our resources for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures. In April 2017, we completed an underwritten public offering of 4,928,572 shares of common stock at a public offering price of $3.50 per share, resulting in net proceeds, after underwriting discounts and estimated offering expenses, of approximately $16.1 million.  As part of our acquisition of USC in April of 2016, we assumed debt of approximately $5.7 million and entered into a secured $2 million line of credit agreement. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners.

Total assets were approximately $33.7 million and $37.8 million as of March 31, 2017 and December 31, 2016.   Current liabilities exceed current assets by approximately $5.3 million and $1.5 million as of March 31, 2017 and December 31, 2016.

Net cash used in operating activities for the three months ended March 31, 2017 and 2016, was approximately $3.5 million and $4.7 million, respectively. Net cash used in operating activities decreased primarily due to the gross margin of approximately $1.4 million offset by the increase in Selling, General and Administrative expenses.

Net cash used by financing activities was approximately $115,000 in the three months ended March 31, 2017, and net cash provided by financing activities was approximately $5,017,000 for the three months ended March 31, 2016. Net cash flows provided by financing activities decreased primarily due to the issuance of common stock in January 2016 in a financing transaction that generated net proceeds of approximately $5 million.

As noted above under the heading “Going Concern and Management Plan,” through March 31, 2017, Adamis had incurred substantial losses. As noted above and in Note 11 to the financial statements appearing elsewhere herein, in April 2017, we completed an underwritten public offering of shares of common stock at resulting in estimated net proceeds, after underwriting discounts and estimated offering expenses, of approximately $16.1 million.  However, the availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding, our cash resources will be depleted and we will be required to reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any of our product candidates and begin to realize revenues from sales of such products, and during this period Adamis will require additional funds to continue operations and development of our product candidates. No assurance can be given as to the timing or ultimate success of obtaining future funding.

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the Merger Agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the Company or USC in connection with the Merger, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the USC Loan Documents.  The lender in all of the USC Loan Documents was First Federal Bank and/or its successor Bear State Bank, referred to as Lender or the Bank.  In November 2016, we entered into amendments of our loan agreements with the Bank. Under the loan agreements, we are required to make current periodic interest and principal payments under the Amended Loan Documents, in an amount of approximately $55,000 per month; the amount of required interest payments is subject to change depending on future changes in interest rates.  The balances of the USC Working Capital Line, Building Loan and Equipment Loan are due and payable on September 30, 2017, August 8, 2019 and October 1, 2019, respectively. We also entered into a loan and security agreement with the Lender, referred to as the Adamis Working Capital Line, pursuant to which we may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement.  Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement.  Interest payments are required to be made quarterly.  As amended effective March 31, 2017, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to our loan agreement with the Bank, are due and payable on March 1, 2018, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents. Our obligations under the Adamis Working Capital Line are secured by certain collateral, including without limitation our interest in amounts that we have loaned to USC; a warrant that we issued to the Lender to purchase up to 1,000,000 shares of our common stock at an exercise price equal to par value per share, only exercisable by Lender if we are in default under the loan documents and if the Lender delivers a notice to us and we do not cure the default within the applicable cure period; and our Certificate of Deposit ("CD") with the Lender of approximately $1,000,000.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 have not significantly changed. Refer to Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q for the additional policy adopted during the three months ended March 31, 2017.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At March 31, 2017, Adamis did not have any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving their objectives.  In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Controls

There has been no change during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding certain legal proceedings to which the Company is or may become a party can be found in the description of legal proceedings contained in the Company’s most recent Annual on Report on Form 10-K for the year ended December 31, 2016, and is incorporated herein by reference. There have not been any material developments with respect to any such proceedings during the quarter to which this Report on Form 10-Q relates.

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at March 31, 2017, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information required by this Item regarding sales of equity securities during the quarter ended March 31, 2017, without registration under the Securities Act of 1933, as amended, has been previously included in Current Reports on Form 8-K filed by the Company.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Removed and Reserved.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	2017 Bonus Plan. (1)*

10.2	Executive Employment Agreement between the Company and Ronald B. Moss, M.D. (2)*

10.3	March 2017 Amended and Restated Line of Credit Promissory Note. (2)

10.4	March 2017 Amendment to Loan and Security Agreement between the Company and Bear State Bank. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibits to the Company’s Report on Form 8-K filed on January 11, 2017.

(2)	Incorporated by reference to exhibits to the Company’s Report on Form 10-K filed on March 30, 2017.

* Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: May 12, 2017	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: May 12, 2017	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer