Form 10-Q
period 2017-06-30
Adamis Pharmaceuticals Corp
filed 2017-08-14
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of August 14, 2017, was 31,351,334.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31,
	(Unaudited)	2016
ASSETS
CURRENT ASSETS
Cash	$10,739,770	$4,090,651
Restricted Cash	1,003,130	1,005,109
Accounts Receivable, net	1,222,791	805,372
Inventories	949,995	942,067
Prepaid Expenses and Other Current Assets	215,169	227,040
	14,130,855	7,070,239
LONG TERM ASSETS
Security Deposits	42,500	42,500
Intangible Assets, net	16,915,058	18,136,044
Goodwill	7,640,622	7,640,622
Fixed Assets, net	5,189,326	4,897,007
Total Assets	$43,918,361	$37,786,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,894,096	$2,150,583
Deferred Revenue	10,937	54,478
Accrued Other Expenses	1,525,413	1,609,625
Accrued Bonuses	548,775	465,393
Bank Loans - Line of Credit	2,000,000	3,864,880
Bank Loans - Building and Equipment, current portion	474,868	465,965
	6,454,089	8,610,924
LONG TERM LIABILITIES
Deferred Tax Liability, net	828,556	828,556
Building and Equipment Loans, net of current portion	2,827,235	3,067,065
Total Liabilities	10,109,880	12,506,545
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.0001; 10,000,000 Shares Authorized; Series A-2 Convertible: Zero and 625,013 Issued and Outstanding at June 30, 2017 and December 31, 2016, Respectively	—	62
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 27,978,860 and 22,299,083 Issued, 27,671,320 and 21,991,543 Outstanding at June 30, 2017 and December 31, 2016, Respectively	2,798	2,230
Additional Paid-in Capital	133,013,519	113,741,412
Accumulated Deficit	(99,202,607)	(88,458,608)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	33,808,481	25,279,867
Total Liabilities and Stockholders’ Equity	$43,918,361	$37,786,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$3,805,355	$1,928,103	$6,843,206	$1,928,103
COST OF GOODS SOLD	1,881,448	1,346,030	3,546,013	1,346,030
Gross Profit	1,923,907	582,073	3,297,193	582,073

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,655,074	4,583,097	11,227,804	7,199,481
RESEARCH AND DEVELOPMENT	1,185,847	3,429,899	2,695,747	6,830,719
Loss from Operations	(4,917,014)	(7,430,923)	(10,626,358)	(13,448,127)

OTHER INCOME (EXPENSE)
Interest Expense	(59,430)	(72,391)	(126,905)	(72,391)
Interest Income	5,241	167	9,264	167
Change in Fair Value of Warrants	—	1,432,052	—	1,049,330
Change in Fair Value of Warrant Derivative Liabilities	—	356,706	—	348,141
Total Other Income (Expense)	(54,189)	1,716,534	(117,641)	1,325,247
Net (Loss)	$(4,971,203)	$(5,714,389)	$(10,743,999)	$(12,122,880)
Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.19)	$(0.37)	$(0.44)	$(0.84)

Basic and Diluted Weighted Average Shares Outstanding	26,221,137	15,373,510	24,180,915	14,408,971

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(10,743,999)	$(12,122,880)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	2,915,369	2,269,633
Change in Deferred Revenue	(43,541)	59,087
Change in Fair Value of Warrant Liability	—	(1,049,330)
Change in Fair Value of Warrant Derivative Liabilities	—	(348,141)
Provision for Bad Debts	31,263	15,563
Depreciation and Amortization Expense	1,560,348	966,618
Change in Assets and Liabilities, Net of Impact of USC Acquisition:
(Increase) Decrease in:
Accounts Receivable - Trade	(448,682)	(296,606)
Inventories	(7,928)	(282,139)
Prepaid Expenses and Other Current Assets	11,871	(36,464)
Increase (Decrease) in:
Accounts Payable	(256,487)	316,665
Accrued Other Expenses and Bonuses	(830)	(626,137)
Net Cash (Used in) Operating Activities	(6,982,616)	(11,134,131)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(615,519)	(16,832)
Payment for Website Development	(16,162)	—
Cash from Acquisition of USC	—	381,883
Cash Payment to former Shareholders of USC	—	(32)
Net Cash Provided by (Used in) in Investing Activities	(631,681)	365,019

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Preferred Stock, net of issuance cost	—	4,927,760
Proceeds from Issuance of Common Stock, net of issuance cost	16,036,134	—
Proceeds from Exercise of Warrants	321,110	177,780
Proceeds (Payments) of Bank Loan - Line of Credit	(1,864,880)	2,000,000
Payments of Bank Loans	(230,927)	—
Net Cash Provided by Financing Activities	14,261,437	7,105,540
Increase (Decrease) in Cash	6,647,140	(3,663,572)
Cash and Restricted Cash:
Beginning	5,095,760	4,080,648
Ending	$11,742,900	$417,076

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$10,739,770	$417,076
Restricted Cash	1,003,130	—
Total Cash and Restricted Cash	$11,742,900	$417,076
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$13,645	$2,400
Cash Paid for Interest	$130,901	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Release of Warrants Liability Upon Exercise	$—	$160,245

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

Inventories

Inventories are valued at the lower of cost or net realizable value (NRV). The cost of inventories is determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, currently marketed products, and device supplies. A reserve for obsolescence is recorded monthly based on a review of inventory for obsolescence. Reserve for obsolescence was $57,059 as of June 30, 2017.

Claims Liabilities

Our U.S. Compounding, Inc. (“USC”) subsidiary was self-insured up to certain limits for health insurance through February 28, 2017. Beginning March 1, 2017, USC elected to participate in a fully insured health insurance plan. The Claims Payable related to the self-insured plan at June 30, 2017 was $0.

Liquidity and Capital Resources

Our cash was $11,742,900 and $5,095,760 at June 30, 2017 and December 31, 2016, respectively, including approximately $1.0 million in restricted cash held by the Bear State Bank, N.A. as collateral for a $2.0 million working capital line.

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

The Company has significant operating cash flow deficiencies. The Company will need additional funding for future operations and the expenditures that will be required to conduct clinical, development and regulatory activities relating to the Company’s product candidates, commercially launch any products that may be approved by applicable regulatory authorities, market and sell products, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research, development or commercialization efforts, or similar transactions. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the six months ended June 30, 2017 and June 30, 2016 consist of outstanding equity classified warrants (8,904,714 and 3,914,299, respectively), outstanding options (6,399,649 and 4,516,019, respectively), and outstanding restricted stock units (1,300,000 and 355,590, respectively).

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. An entity should apply the amendments in this ASU using one of the following two methods: (1) retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, (2) on a modified retrospective basis with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures. For a public entity, the ASU as amended is effective for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Given the Company’s current level of revenue, we do not expect a significant impact from the adoption of this new accounting guidance on our financial statements and footnote disclosures.

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect this new guidance to have a material impact on our consolidated financial statements.

 Note 2: Acquisition of U.S. Compounding

On April 11, 2016, we acquired the net assets and assumed the principal debt obligations of USC in a merger transaction (the “Merger”) pursuant to which we acquired USC and USC continued as a wholly owned subsidiary of the Company. The acquisition is accounted for using the purchase method of accounting.  USC is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, and the U.S. Drug Quality and Security Act, and provides prescription compounded medications, including compounded sterile preparation and certain nonsterile drugs, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.  USC also provides certain veterinary pharmaceutical drugs for animals.  The total consideration for the transaction was $15,967,942.

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

USC is included in our results of operations for the six months ended June 30, 2017, and its results of operations after the acquisition date of April 11, 2016, but not before that date, are included in our results of operations for the six months ended June 30, 2016.  The acquisition did have a significant effect on our consolidated results of operations in the six months ended June 30, 2017 compared to the comparable period of the previous year, due to the size of the acquisition in relation to our overall consolidated results of operations.

Note 3: Inventories

As of June 30, 2017, the inventories of the Company, which consisted primarily of inventories of the Company's wholly owned subsidiary USC and raw materials of approximately $59,000, Active Pharmaceutical Ingredient ("API"), for our recently FDA approved product, Symjepi. Inventories consisted of the following:

Finished Goods	$319,446
Raw Material	474,514
Devices	156,035
$949,995

Reserve for obsolescence as of June 30, 2017, was $57,059.

Note 4: Fixed Assets

Fixed Assets at June 30, 2017 is summarized in the table below:

Fixed Asset Description	Costs	Accumulated Depreciation	Net Book Value
Land	$460,000	$—	$460,000
Building	3,040,000	(123,570)	2,916,430
Machinery & Equipment	2,113,016	(646,057)	1,466,959
Furniture & Fixtures	129,630	(41,673)	87,957
Automobile	9,395	(4,645)	4,750
Leasehold Improvements	284,037	(30,807)	253,230
Balance, June 30, 2017	$6,036,078	$(846,752)	$5,189,326

For the three months and six months ended June 30, 2017, depreciation expense was $158,748 and $323,201, respectively.

Note 5: Intangible Assets and Goodwill

Intangible assets at June 30, 2017, summarized in the table below:

Intangible Asset Description	Amortization Periods (in years)	Cost	Accumulated Amortization	Net Carrying Value
Taper DPI Intellectual Property	10 years	$9,708,700	$(3,398,045)	$6,310,655
Non-Competition Agreement	3 years	1,639,000	(666,223)	972,777
FDA 503B Registration and Compliance	10 years	3,963,000	(483,266)	3,479,734
Customer Relationships	10 years	5,572,000	(679,474)	4,892,526
Website Design	3 years	16,162	(1,796)	14,366
Total Definitive-lived Assets		20,898,862	(5,228,804)	15,670,058
Trade Name & Brand	Indefinite	1,245,000	—	1,245,000
Balance, June 30, 2017		$22,143,862	$(5,228,804)	$16,915,058

For the three months and six months ended June 30, 2017, amortization expense was $619,022 and $1,237,147, respectively.

Estimated future amortization expense for the Company's intangible assets at June 30, 2017, is as follows:

Remainder of 2017	$1,238,045
2018	2,476,091
2019	2,083,034
2020	1,925,268
2021	1,924,370
Thereafter	6,023,250
$15,670,058

Goodwill recorded at the acquisition of USC was approximately $2,225,000. In addition, the Company recorded a deferred tax liability of approximately $5,416,000 through acquisition goodwill. The carrying value of our goodwill as of June 30, 2017, was approximately $7,641,000.

Note 6: Preferred Stock

August 2014 Series A Preferred Stock and Warrants

In August 2014, the Company completed a private placement transaction with a small number of sophisticated investors pursuant to which the Company issued 1,418,439 shares of Series A Convertible Preferred Stock (“Series A Preferred”) and warrants to purchase up to 1,418,439 shares of common stock or Series A Preferred. The shares of Series A Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $3.525 per unit. The Series A Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $3.40 per share, and the warrants are exercisable for five years. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A Preferred or exercise of the warrants (without regard to any limitations on conversion). In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A Preferred and the warrants.

The warrants include call provisions giving the Company the option, subject to various conditions, to call the exercise of any or all of the 2014 warrants, by giving a call notice to the warrant holders. We may give a call notice only within (i) if a holder and its affiliates beneficially own 2% or less of our outstanding common stock, then 10 trading days after any 20-consecutive trading day period during which the daily volume weighted average price of the common stock (the “VWAP”) is not less than 250% of the exercise price for the 2014 warrants in effect for 10 out of such 20-consecutive trading day period, and (ii) if holder and its affiliates beneficially own more than 2% of the outstanding common stock, five trading days after any 30-consecutive trading day period during which the VWAP of the common stock is not less than 250% of the exercise price then in effect for 25 out of such 30-consecutive trading day period. The exercise price of the 2014 warrants is $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. During a “call period” of 30 trading days following the date on which the call notice is deemed given and effective (with the call period being extended for one trading day for each trading day during the call period during which the VWAP is less than 225% of the exercise price then in effect during the call period), a holder may exercise the 2014 warrant and purchase the called warrant shares. Subject to the foregoing and to the other provisions of the 2014 warrants, if the holder fails to timely exercise the called 2014 warrant, the Company may cancel the unexercised called warrant (or portion thereof that was called). As of June 30, 2017, August 2014 warrants to purchase 1,418,439 shares remain outstanding.

As of December 31, 2016, the investors have converted 1,418,439 shares of Series A Preferred into an equal number of shares of common stock, with zero Series A Preferred shares remaining outstanding.

January 2016 Series A-1 Preferred Stock and Warrants

On January 26, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,183,432 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) and warrants to purchase up to 1,183,432 shares of common stock or Series A-1 Preferred. The shares of Series A-1 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $4.225 per unit. The Series A-1 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $4.10 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-1 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-1 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-1 Preferred and the warrants. The January 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the January 2016 warrants is $4.10 per share, and accordingly 250% of such exercise price is $10.25 per share. As of June 30, 2017, January 2016 warrants to purchase 1,183,432 shares remain outstanding.

As of December 31, 2016, the investors have converted 1,183,432 shares of Series A-1 Preferred into an equal number of shares of common stock, with no shares of Series A-1 Preferred shares remaining outstanding.

July 2016 Series A-2 Preferred Stock and Warrants

On July 11, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,724,137 shares of Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) and warrants to purchase up to 1,724,137 shares of common stock or Series A-2 Preferred. The shares of Series A-2 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $2.90 per unit. The Series A-2 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $2.90 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-2 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-2 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-2 Preferred and the warrants. The July 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the July 2016 warrants is $2.90 per share, and accordingly 250% of such exercise price is $7.25 per share. As of June 30, 2017, July 2016 warrants to purchase 1,724,137 shares remain outstanding.

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

For the period ended December 31, 2016 and June 30, 2017, the investors have converted 1,099,124 shares and 625,013 shares, respectively, of Series A-2 Preferred into an equal number of shares of common stock, with no shares of Series A-2 Preferred Shares remaining outstanding.

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

As of June 30, 2017 and December 31, 2016, the loan balance on the Adamis Working Capital Line of credit was $2,000,000. Interest expense related to the loan was approximately $20,653 and $39,403 for the three and six months ended June 30, 2017, respectively.

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

As of June 30, 2017 and December 31, 2016, the outstanding principal balance owed on the applicable note was approximately $2,394,000 and $2,441,000, respectively. The loan currently bears an interest of 3.75% per year and interest expense for the three and six months ended June 30, 2017 was approximately $23,000 and $46,000, respectively.

USC Working Capital Loan

In connection with our acquisition of USC, Adamis agreed to be added as a Borrower and to assume the obligations as a Borrower under the USC Working Capital Loan Agreement and related promissory note and other related loan documents (the “USC Working Capital Loan Documents”). Under the USC Working Capital Loan Agreement, Lender agreed to loan funds to USC, as the “Borrower,” up to an aggregate principal amount of $2,500,000, evidenced by the USC Working Capital Note. Borrowings are limited to 80% of qualified trade accounts receivables and 50% of qualified inventories as determined under the USC Working Capital Loan Documents, and are collateralized with trade accounts receivables and inventory

On November 10, 2016, the Company and Lender agreed to amend the USC Working Capital Loan Documents to provide that the personal property securing the Borrower’s obligations under the loan documents will also secure the Borrower’s obligations under the other USC Loan Documents with the Lender. In addition, a new financial covenant replaced the previous financial covenants, providing that USC will, at all times during the term of the loan, maintain a “Cash Flow Coverage Ratio” of not less than 1.2:1. “Cash Flow Coverage Ratio” is defined as: (i) net income plus non-cash expense items including, but not limited to, depreciation expense, amortization expense and option expense for the month in which the measurement date occurs times 12; divided by (ii) the cash required for payments of interest for the prospective twelve (12) month period and current maturities of principal on all outstanding debt to any person or entity, including without limitation to debt by the Company to the Lender. The Cash Flow Coverage Ratio will be measured on the last day of each December, March, June and September, commencing on December 31, 2016.  Under the amendment, in lieu of compliance with the foregoing covenant, Borrower has the option, at the time of each quarterly measuring period, of making a principal reduction in the amount of Two Hundred Fifty Thousand Dollars ($250,000).

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

As of June 30, 2017 and December 31, 2016, the outstanding unpaid principal balance was approximately $0 and $1,864,000, respectively. The note accrued interest at 3.75% per year, and interest expense for the three and six months ended June 30, 2017 was approximately $7,000 and $29,000, respectively.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of June 30, 2017 and December 31, 2016, the outstanding unpaid principal balance was approximately $908,000 and $1,092,000, respectively. Interest expense for the three and six months ended June 30, 2017 was approximately $9,000 and $19,000, respectively.

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

At June 30, 2017, the outstanding principal maturities of the amended long-term debts were as follows:

Years ending December 31,	Building Loan	Equipment Loan	Total
2017	$47,204	$187,815	$235,019
2018	97,397	386,596	483,993
2019	2,249,504	333,587	2,583,091
Total	$2,394,105	$907,998	$3,302,103

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

As of June 30, 2016, the carrying value of the Warrants with call options was zero and the Company recognized a change in fair value of $1,397,471 in the condensed consolidated statement of operations for the six months ended June 30, 2016. As of December 31, 2016, all of the outstanding Warrants with call options were either exercised or canceled.

As of June 30, 2017, the fair values of the liability classified warrants and warrant derivatives were zero.

Note 9: Common Stock

In April 2017, the Company completed the closing of an underwritten public offering of 4,928,572 shares of common stock at a public offering price of $3.50 per share. Net proceeds were approximately $16.0 million, after deducting approximately $1,214,000 in underwriting discounts and commissions and estimated offering expenses payable by the Company.  Raymond James & Associates, Inc. acted as the sole book-running manager of the offering and Maxim Group LLC acted as co-manager for the offering.  The securities were issued by the Company pursuant to a “shelf” registration statement on Form S-3 that the Company previously filed with the Securities and Exchange Commission (and a related registration statement), and a prospectus supplement and an accompanying prospectus relating to the offering filed in April 2017.

In June 2017, the Company issued common stock upon exercise of an investor warrant. The warrant holder exercised for cash at an exercise price of $2.98 per share. The Company received a total proceeds of approximately $321,000 and the warrant holder received 107,755 shares of common stock.

Note 10: Stock Option Plans, Shares Reserved and Warrants

During the quarter ended June 30, 2017, the Company granted options to purchase 90,000 shares of common stock to the new hires of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $3.50 to $4.60 per share. These options will vest with respect to the one-sixth of the option shares on the date that is six months after the vesting commencement date and one thirty-sixth of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 57%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.1%, which resulted in a calculated fair value of $203,000.

The following summarizes the stock option activity for the six months ended June 30, 2017 below:

			Weighted Average Remaining
	2009 Equity Incentive Plan	Weighted Average Exercise Price	Contract Life
Outstanding Options as of December 31, 2016	4,320,409	$6.06	7.98 years

Options Granted	2,221,750	3.26	9.68 years
Options Exercised	(833)	3.35	—
Options Cancelled/Expired	(141,677)	6.35	—

Outstanding Options as of June 30, 2017	6,399,649	$5.09	8.40 years

Exercisable at June 30, 2017	2,966,509	$5.65	7.36 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 6,399,649 and 4,320,409 stock options outstanding at June 30, 2017 and December 31, 2016 was approximately $6,134,000 and approximately $26,000, respectively. The aggregate intrinsic value of 2,966,509 and 2,319,963 stock options exercisable at June 30, 2017 and December 31, 2016 was approximately $1,624,000 and $1,000, respectively.

The following summarizes warrants outstanding at June 30, 2017:

	Warrant		Exercise Price	Date	Expiration
	Shares		Per Share	Issued	Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2017
2013 Investor Warrants	22,057		$12.16	June 26, 2013	June 26, 2018
Underwriter Warrants	28,108		$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	4,217		$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A Warrants	1,418,439		$3.40	August 19, 2014	August 19, 2019
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Bear State Bank, Collateral to Line of Credit	1,000,000	*	$0.0001	March 28, 2016
Preferred Stock Series A-2 Warrants	1,724,137		$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	3,465,500		$2.98	August 3, 2016	August 3, 2021
Total Warrants	8,904,714

*Exercisable upon default of Line of Credit at Bear State Bank, please see Note 7.

At June 30, 2017, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, convertible preferred stock shares, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	8,904,714
Restricted Stock Units (RSU)	1,300,000
2009 Equity Incentive Plan	6,399,649
Total Shares Reserved	16,604,363

Note 11: Subsequent Events

In July 2017, the Company issued common stock upon exercise of investor warrants. The warrant holders exercised for cash at exercise prices ranging from $2.90 to $3.40 per share. The Company received a total of approximately $2,921,000 and the warrant holders received 914,514 shares of common stock.

On July 20, 2017, the Company and certain holders of warrants issued in the Company’s registered direct offering transaction in July 2016 (the “2016 Warrants”) agreed to reduce the exercise price of the 2016 Warrants held by such holders from $2.98 to $2.78 per share (the “Reduced Exercise Price”) in consideration for the exercise in full of the 2016 Warrants held by such holders. The Company entered into a Warrant Repricing Letter Agreement (the “Exercise Agreement”) with two holders of the 2016 Warrants (the “Exercising Holders”), which Exercising Holders owned, in the aggregate, 2016 Warrants exercisable for 2,765,500 shares of common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their 2016 Warrants with respect to all of the shares of common stock underlying such 2016 Warrants for the Reduced Exercise Price, subject to the 4.99% beneficial ownership limitations contained in the 2016 Warrants.  The Company received aggregate gross proceeds of approximately $7,688,000 from the exercise of the 2016 Warrants by the Exercising Holders. In connection with the transaction, the Company recognized an expense for the inducement to exercise the warrants of approximately $553,000. The Company also incurred approximately $77,000 in agent fees, which have been recognized as an offset to the proceeds received from the warrant exercises. These expenses and amounts will be reflected in the Company’s financial results for the quarter ending September 30, 2017.

ITEM  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking” statements. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory approvals; expense, profits, cash flow balance sheet items; or guidance concerning future periods. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Important risks and factors that could cause actual results to differ materially from those anticipated by these forward-looking statements are disclosed in this Quarterly Report on Form 10-Q including under the headings “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our most recent Annual Report on Form 10- K, including without limitation under the headings “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission, press releases and other communications. In addition, the statements contained throughout this Quarterly Report concerning future events or developments or our future activities, including concerning, among other matters, current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, regulatory matters, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, assume that we are able to obtain sufficient funding to support such activities and continue our operations and planned activities in a timely manner and assume that there are no significant delays in the successful commercialization of our products that have been approved for marketing. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain sufficient funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events anticipated by any such statements from occurring. Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to update any forward-looking statements or to reflect events or circumstances arising after the date of this Report.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in the therapeutic areas of respiratory disease and allergy.  We are currently developing several products in the allergy and respiratory markets, including our Epinephrine Injection pre-filled syringe, or PFS, product for use in the emergency treatment of acute allergic reactions, including anaphylaxis; albuterol (APC-2000) and fluticasone (APC-4000) Dry Powder Inhaler, or DPI, products for the treatment of bronchospasm and asthma, respectively; and a steroid hydrofluoroalkane, or HFA metered dose inhaler product (APC-1000) for the treatment of asthma.  Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit Section 505(b)(2) New Drug Applications, or NDAs, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the U.S. Food and Drug Administration, or FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products. Our U.S. Compounding, Inc., or USC, subsidiary, which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended and the U.S. Drug Quality and Security Act, or DQSA, compounds sterile prescription drugs, and certain nonsterile drugs, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.

Recent Developments

Epinephrine Injection USP 1:1000 0.3mg Pre-filled Single Dose Syringe

On June 15, 2017, the U.S. Food & Drug Administration, or FDA, approved the Company’s Epinephrine Injection USP, 1:1000 (0.3 mg Pre-filled single dose syringe), or PFS, product for the emergency treatment of allergic reactions (Type I) including anaphylaxis. The FDA approved also the trade name of “Symjepi™” for the product. The approval was pursuant to the FDA’s review of the Company’s New Drug Application, or NDA, which was amended and resubmitted in December 2016, pursuant to the Food, Drug & Cosmetic Act, as amended, relating to the Epinephrine PFS product. Symjepi provides two single dose syringes of epinephrine (adrenaline), which is used for emergency, immediate administration in acute anaphylactic reactions to insect stings or bites, allergic reaction to certain foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis. We are in the process of exploring commercialization options and are in discussions with potential partners regarding commercialization of the product, and in the interim, we expect to build inventory levels in preparation for an anticipated launch before the end of this year, although the actual timing of a commercial launch will depend on a number of factors. If we enter into an agreement with a commercialization partner, the timing of a commercial launch of a product will depend in part on the plans of any such partner, and as a result there are no assurances regarding the date of commercial launch of the product.

APC-1000

We are continuing development of the APC-1000 product candidate, a steroid hydrofluoroalkane, or HFA, metered dose inhaler product for asthma. Following discussions with the FDA and additional consideration of the development pathway for the product, we have decided to conduct additional development work for APC-1000. Our product development timelines are subject to a number of risks and uncertainties, which can delay the actual development time.  Our development plans concerning our allergy and respiratory products, including APC-1000, are affected by developments in the marketplace, including the introduction of potentially competing new products by our competitors. For example, certain products that previously have been available by prescription only have been approved by the FDA and introduced for sale over-the-counter without a prescription at a lower price than competing prescription products, and other new allergy or respiratory products have been or could in the future also be approved as “branded generic” products or as over-the-counter products. Such products could be sold at lower prices than prescription products, could adversely affect the willingness of health insurers or other third party payors to reimburse patients for the cost of prescription products, and could adversely affect our ability to successfully develop and market product candidates in our pipeline. As a result, our product development plans could be affected by such considerations. The anticipated dates for development and introduction of products in our allergy and respiratory product pipeline will depend on a number of factors, including the availability of adequate funding to support product development efforts. We believe that should we decide to pursue such applications, we would be required to submit data for an application for approval to market APC-1000 pursuant to Section 505(b)(2), although there are no assurances that this will be the case. We believe that the next pivotal trial for APC-1000 would be a Phase 3 pivotal trial, although there are no assurances that this will be the case or concerning the timing of any regulatory filings that we may make relating to commencement of clinical trials regarding the APC-1000 product. Total time to develop the APC-1000 product, including manufacture of the product, clinical trials and FDA review, is expected to be approximately 24-30 months from inception of full product development efforts, assuming adequate funding and that there are no unforeseen regulatory issues or other delays.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2016 and 2015 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in our continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives. As of June 30, 2017, we had cash of approximately $11.7 million, including approximately $1.0 million in restricted cash, an accumulated deficit of approximately $99.2 million, and liabilities of approximately $10.1 million. As noted below under the heading “Liquidity and Capital Resources” and in Note 9 to the financial statements appearing elsewhere herein, in April 2017, we completed an underwritten public offering of shares of common stock resulting in estimated net proceeds, after underwriting discounts and estimated offering expenses, of approximately $16.0 million. In addition, in July 2017, we received approximately $10.6 million of proceeds from the exercise of certain warrants. However, we will need additional funding for future operations and the expenditures that will be required to conduct clinical, development and regulatory activities relating to our product candidates, commercially launch any products that may be approved by applicable regulatory authorities, market and sell products, satisfy existing obligations and liabilities, and otherwise support our intended business activities and working capital needs. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three and six months ended June 30, 2017, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources we would exhaust our resources and would be unable to continue operations.

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

Results of Operations

Six Months Ended June 30, 2017 and 2016

Revenues.

Revenues were approximately $6,843,000 and $1,928,000 for the six months ended June 30, 2017 and 2016, respectively. The revenues for the six-month period ended June 30, 2016, consist of and reflect our acquisition of USC effective April 11, 2016, but do not include revenues of USC for the first quarter of 2016 or the second quarter of 2016 before the closing date of the acquisition. Revenues for the six-month period ending June 30, 2016 were adversely affected by the suspension of production of USC’s sterile compounded formulations, product recall and remediation efforts in the third and fourth quarters of 2015 and the first quarter of 2016. USC resumed production and sales of compounded sterile formulations in March and April 2016. The suspension of production and sales of compounded sterile formulations adversely affected USC’s relationships with certain of its customers and with certain of USC’s independent contractors and sales representatives, and adversely affected sales of compounded sterile compounded formulations in 2016.

Cost of Goods Sold.

Cost of goods sold was approximately $3,546,000 and $1,346,000 for the six months ended June 30, 2017 and 2016, respectively.  The cost of goods sold for the six-month period ended June 30, 2016 consists of and reflects our acquisition of USC effective April 11, 2016, but does not include the cost of goods sold of USC before the closing date of the acquisition. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

Research and Development Expenses.

Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development costs were approximately $2,696,000 and $6,831,000 for the six months ended June 30, 2017 and 2016, respectively. The decrease in research and development expenses was primarily due to a reduction of approximately $4,528,000 in development costs of our product candidates, including our Dry Powder Inhaler (DPI) products, Epinephrine PFS, APC-2000, APC-100, and TeloBVax product candidates . This amount was offset by an increase of approximately $516,000 in development costs attributed to the APC-1000 product candidate.  Compensation expense, which includes salaries, stock options, employee benefits and bonus accrual, decreased by approximately $123,000 for the first half of 2017 compared to the comparable period of the prior year because of a reduction in option expense.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 were approximately $11,228,000 and $7,199,000, respectively. The increase was primarily due to expenses of approximately $4,204,000 relating to our USC subsidiary which we acquired in April 2016.  Expenses related to the commercialization activities of the Epinephrine PFS product candidate decreased by approximately $219,000 for the first six months of 2017 compared to the comparable period of 2016.  Compensation expense for General and Administrative employees increased by approximately $231,000 for the six month period ended June 30, 2017, compared to the comparable period of 2016, primarily due to salary increases, stock options granted and monthly accrual of bonus. Other decreases in expenditures for the first six months of 2017 compared to the comparable period of 2016 included decreases of approximately $324,000 for business development, insurance, USC acquisition related expenses, legal and patent expenses, selling travel and office expenses, and a reduction in taxes.  This amount was partially offset by an increase of approximately $137,000 in finance and accounting related expenses and facility expenses.

Other Income (Expense).

Other Income (Expense) for the six month period ended June 30, 2017 and 2016, was approximately ($118,000) and $1,325,000, respectively. Other Income (Expense) consists primarily of interest expense, change in fair value of warrants and change in fair value of derivative liabilities. The increase in other expenses was primarily due to the exercise and cancellation of warrants and derivatives in 2016 which account for the approximately $1,397,000 of income for the six months ended June 30, 2016, partially offset by the debt related expense (Interest Expense) of approximately $127,000 for the six month period ended June 30, 2017 and approximately $72,000 for the comparable period in 2016. The increase in debt related expenses for the six month period ended June 30, 2017, compared to the comparable period in 2016 was due to interest payments related to the working capital loan in the principal amount of $2.0 million and other bank liabilities assumed in connection with the acquisition of USC in April 2016.

Three Months Ended June 30, 2017 and 2016

Revenues.

Revenues were approximately $3,805,000 and $1,928,000 for the three months ended June 30, 2017 and 2016, respectively. The revenues for the three-month period ended June 30, 2016, consist of and reflect our acquisition of USC effective April 11, 2016, but do not include revenues of USC before the closing date of the acquisition. Revenues for the three-month period ending June 30, 2016 were adversely affected by the suspension of production of USC’s sterile compounded formulations, product recall and remediation efforts in the third and fourth quarters of 2015 and the first quarter of 2016. USC resumed production and sales of compounded sterile formulations in March and April 2016. The suspension of production and sales of compounded sterile formulations adversely affected USC’s relationships with certain of its customers and with certain of USC’s independent contractors and sales representatives, and adversely affected sales of compounded sterile compounded formulations in 2016.

Cost of Goods Sold.

Cost of goods sold was approximately $1,881,000 and $1,346,000 for the three months ended June 30, 2017 and 2016, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses.  The cost of goods sold for the three-month period ended June 30, 2016, consists of and reflects our acquisition of USC effective April 11, 2016, but does not include cost of sales of USC before the closing date of the acquisition.

Research and Development Expenses.

Research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $1,186,000 and $3,430,000 for the three months ended June 30, 2017 and 2016, respectively. The decrease in research and development expenses was primarily due to a reduction of approximately $2,369,000 in development costs of our product candidates, including our Dry Powder Inhaler (DPI) products, Epinephrine PFS, APC-2000, APC-100, and TeloBVax product candidates. This amount was offset by an increase of approximately $318,000 in development costs attributed to the APC-1000 product candidate.  Compensation expense decreased approximately $193,000 during the 2017 three month period compared to the second quarter of 2016, due to a reduction in options expense.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. Selling, general and administrative expenses for the three months ended June 30, 2017 and 2016, were approximately $5,655,000 and $4,583,000, respectively. The increase was primarily due to an increase of approximately $1,124,000 of expenses relating to USC which we acquired in April 2016. Expenses related to the commercialization activities of the Epinephrine PFS product candidate decreased by approximately $11,000 for the second quarter of 2017 compared to the comparable period of 2016.  Compensation expense for Selling, General and Administrative employees increased by approximately $67,000 for the three month period ended June 30, 2017, compared to the comparable period of 2016, primarily due to salary increases, stock options granted and monthly accrual of bonus. Other decreases in expenditures for the second quarter of 2017 compared to the comparable quarter of 2016 included decreases of approximately $165,000 for business development, insurance, USC acquisition related expenses, legal and patent expenses, selling travel and office expenses, and a reduction in taxes.  This amount is partially offset by a increase of approximately $57,000 in finance and accounting related expenses and facility expenses.

Other Income (Expense).

Other Income (Expense) for the three month period ended June 30, 2017 and 2016, was approximately ($54,000) and $1,717,000, respectively. Other Income (Expense) consists primarily of interest expense, change in fair value of warrants and change in fair value of derivative liabilities. The increase in other expenses was primarily due to the exercise and cancellation of warrants and derivatives in 2016 which accounted for the approximately $1,789,000 income for the three month period and a reduction in debt related expense (Interest Expense) of approximately $13,000 for the three month period ended June 30, 2017 compared to the same period in 2016. The decrease in debt related expenses for the three month period ended June 30, 2017, compared to the comparable period in 2016 was due to the full payment of our USC working capital loan.

Liquidity and Capital Resources

We have incurred net losses of approximately $10.7 million and $12.1 million for the six months ended June 30, 2017 and 2016, respectively. Since inception, and through June 30, 2017, we have an accumulated deficit of approximately $99.2 million. Since inception and through June 30, 2017, we have financed operations principally through debt financing, through private issuances of common stock and preferred stock, and through public offerings of common stock. We have primarily devoted our resources for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures. In April 2017, we completed an underwritten public offering of 4,928,572 shares of common stock at a public offering price of $3.50 per share, resulting in net proceeds, after underwriting discounts and estimated offering expenses, of approximately $16.0 million. In July 2017, a total of 3,680,014 investor warrants were exercise for cash that resulted in gross proceeds of approximately $10.6 million.  As part of our acquisition of USC in April of 2016, we assumed debt of approximately $5.7 million, of which approximately $3.3 million remains outstanding, and entered into a secured $2 million line of credit agreement. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners.

Total assets were approximately $43.9 million and $37.8 million as of June 30, 2017 and December 31, 2016, respectively.  Current assets exceed current liabilities by approximately $7.7 million at June 30, 2017.

Net cash used in operating activities for the six months ended June 30, 2017 and 2016, was approximately $7.0 million and $11.1 million, respectively. Net cash used in operating activities reduced due to the increase in revenue, cancellation of liability classified warrants and warrant derivatives in 2016, and slowdown in research and development spending.

Net cash provided by (used in) investing activities was approximately $(632,000) and $365,000 for six months ended June 30, 2017 and 2016, respectively. The net cash used in investing activities increased due to the acquisition of new equipment.

Net cash provided by financing activities was approximately $14.3 million and $7.1 million for the six months ended June 30, 2017 and 2016, respectively. Net cash flows provided by financing activities increased as of June 30, 2017 due to the issuance of common stock and warrant conversion generating net proceeds of approximately $16.4 million offset by the payment of loans of approximately $2.1 million whereas, in 2016, capital raised from issuance of preferred stock and warrant conversion totaled $5.1 million and proceeds of bank loan amounted to $2 million.

As noted above under the heading “Going Concern and Management Plan,” through June 30, 2017, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding that may be required in the future, we could be required to reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any of our product candidates other than our Epinephrine PFS product or begin to realize revenues from sales of any of our products, and during this period we will require additional funds to continue operations and development of our product candidates. No assurance can be given as to the timing or ultimate success of obtaining any future funding that may be required.

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the Merger Agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the Company or USC in connection with the Merger, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the USC Loan Documents.  The lender in all of the USC Loan Documents was First Federal Bank and/or its successor Bear State Bank, referred to as Lender or the Bank.  In November 2016, we entered into amendments of our loan agreements with the Bank. Under the loan agreements and with the full pay off of the USC Working Capital Line, we are required to make current periodic interest and principal payments under the Amended Loan Documents, in an amount of approximately $49,000 per month; the amount of required interest payments is subject to change depending on future changes in interest rates.  The balances of the Building Loan and Equipment Loan are due and payable on August 8, 2019 and October 1, 2019, respectively. We also entered into a loan and security agreement with the Lender, referred to as the Adamis Working Capital Line, pursuant to which we may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement.  Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement.  Interest payments are required to be made quarterly.  As amended effective March 31, 2017, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to our loan agreement with the Bank, are due and payable on March 1, 2018, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents. Our obligations under the Adamis Working Capital Line are secured by certain collateral, including without limitation our interest in amounts that we have loaned to USC; a warrant that we issued to the Lender to purchase up to 1,000,000 shares of our common stock at an exercise price equal to par value per share, only exercisable by Lender if we are in default under the loan documents and if the Lender delivers a notice to us and we do not cure the default within the applicable cure period; and our Certificate of Deposit (“CD”) with the Lender of approximately $1,000,000.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 have not significantly changed. Refer to Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q for the additional policy adopted during the three months ended June 30, 2017.

 Inventories

Inventories are valued at the lower of cost or net realizable value (NRV). The cost of inventories is determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, currently marketed products, and device supplies. A reserve for obsolescence is recorded monthly based on a review of inventory for obsolescence. Reserve for obsolescence was $57,059 as of June 30, 2017.

Claims Liabilities

Our USC subsidiary was self-insured up to certain limits for health insurance through February 28, 2017. Beginning March 1, 2017, USC elected to participate in a fully insured health insurance plan. The Claims Payable related to the self-insured plan at June 30, 2017 was $0.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At June 30, 2017, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls

There has been no change during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM  1. Legal Proceedings

Information regarding certain legal proceedings to which the Company is or may become a party can be found in the description of legal proceedings contained in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2016, and is incorporated herein by reference. There have not been any material developments with respect to any such proceedings during the quarter to which this Report on Form 10-Q relates.

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at June 30, 2017, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent Annual Report on Form 10-K filed with the SEC, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

The risk factor below presents additional information concerning risks relating to our Epinephrine Pre-filled Single Dose Syringe, or the Epinephrine PFS, product, and updates and supersedes any inconsistent statements in our previous disclosures regarding risk factors contained in our previously filed Annual Report on Form 10-K for the year ended December 31, 2016, or in our other filings with the SEC before the date of this Report on Form 10-Q.

The failure to successfully commercialize our approved Epinephrine pre-filled syringe product could have a material effect on our business, financial condition, results of operations and the market price of our common stock.

On June 15, 2017, the U.S. Food & Drug Administration approved the Company’s Epinephrine Injection USP, 1:1000 (0.3 mg Pre-filled single dose syringe), or PFS, product, and the trade name of “Symjepi™,” for the emergency treatment of allergic reactions (Type I) including anaphylaxis. We are in the process of exploring commercialization options and are in discussions with potential partners regarding commercialization of the product. Other than revenues from sale of compounded prescription drugs from our U.S. Compounding, Inc. subsidiary, our ability to generate revenue in the near term will likely depend on the successful commercialization of our Epinephrine PFS product. The actual timing of a commercial launch will depend on a number of factors. If we enter into an agreement with a commercialization partner, the timing of a commercial launch of a product will depend in part on the plans of any such partner, and as a result there are no assurances regarding the date of commercial launch of the product. Any failure or significant delay in the successful commercialization of the product could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

ITEM  2. Unregistered Sales of Equity Securities and Use of Proceeds

Information required by this Item regarding sales of equity securities during the quarter ended June 30, 2017, without registration under the Securities Act of 1933, as amended, has been previously included in Current Reports on Form 8-K filed by the Company.

ITEM  3. Defaults Upon Senior Securities

None.

ITEM  4. Mine Safety Disclosures

Removed and Reserved.

ITEM  5. Other Information

None.

ITEM  6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	Underwriting Agreement dated April 21, 2017. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to exhibits filed with the Report on Form 8-K filed with the Commission on April 21, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: August 14, 2017	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: August 14, 2017	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer

