Form 10-Q
period 2017-09-30
Adamis Pharmaceuticals Corp
filed 2017-11-14
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 14, 2017, was 33,386,982.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017
	(Unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$23,312,476	$4,090,651
Restricted Cash	1,004,818	1,005,109
Accounts Receivable, net	1,001,186	805,372
Inventories, net	996,088	942,067
Prepaid Expenses and Other Current Assets	209,909	227,040
Total Current Assets	26,524,477	7,070,239
LONG TERM ASSETS
Security Deposits	42,500	42,500
Intangible Assets, net	16,305,710	18,136,044
Goodwill	7,640,622	7,640,622
Fixed Assets, net	5,795,256	4,897,007
Total Assets	$56,308,565	$37,786,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,750,293	$2,150,583
Deferred Revenue	37,390	54,478
Accrued Other Expenses	1,628,436	1,609,625
Accrued Bonuses	846,897	465,393
Bank Loans - Line of Credit	2,000,000	3,864,880
Bank Loans - Building and Equipment, current portion	479,433	465,965
Total Current Liabilities	6,742,449	8,610,924

LONG TERM LIABILITIES
Deferred Tax Liability, net	828,556	828,556
Building and Equipment Loans, net of current portion	2,705,894	3,067,065
Total Liabilities	10,276,899	12,506,545

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.0001; 10,000,000 Shares Authorized; Series A-2 Convertible, Zero and 625,013 Issued and Outstanding at September 30, 2017 and December 31, 2016, Respectively	—	62
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 33,694,522 and 22,299,083 Issued, 33,386,982 and 21,991,543 Outstanding at September 30, 2017 and December 31, 2016, Respectively	3,369	2,230
Additional Paid-in Capital	152,005,442	113,741,412
Accumulated Deficit	(105,971,916)	(88,458,608)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	46,031,666	25,279,867
	$56,308,565	$37,786,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$3,388,221	$2,075,919	$10,231,426	$4,004,023
COST OF GOODS SOLD	2,092,270	1,821,372	5,638,283	3,167,402
Gross Profit	1,295,951	254,547	4,593,143	836,621

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,747,572	5,335,388	16,975,376	12,534,868
RESEARCH AND DEVELOPMENT	1,248,187	1,494,399	3,943,934	8,325,119
LOSS ON IMPAIRMENT OF FIXED ASSETS	96,346	—	96,346	—
Loss from Operations	(5,796,154)	(6,575,240)	(16,422,513)	(20,023,366)
OTHER INCOME (EXPENSE)
Interest Expense	(52,635)	(70,234)	(179,540)	(142,625)
Interest Income	39,710	1,265	48,975	1,432
Inducement Expense for Exercise of Warrants	(960,230)	—	(960,230)	—
Change in Fair Value of Warrants	—	—	—	1,049,330
Change in Fair Value of Warrant Derivative Liabilities	—	—	—	348,141
Total Other Income (Expense), net	(973,155)	(68,969)	(1,090,795)	1,256,278
Net (Loss)	(6,769,309)	(6,644,209)	(17,513,308)	$(18,767,088)
Deemed Dividend on Preferred Stock	—	(1,374,229)	—	(1,374,229)
Net Loss Applicable to Common Stock	$(6,769,309)	$(8,018,438)	$(17,513,308)	$(20,141,317)
Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.21)	$(0.41)	$(0.66)	$(1.25)

Basic and Diluted Weighted Average Shares Outstanding	31,509,050	19,606,190	26,651,249	16,154,022

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(17,513,308)	$(18,767,088)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	4,502,093	3,512,827
Stock Issued in Exchanged of Services	—	59,087
Inducement Expense for Exercise of Warrants	960,230	—
Deferred Revenue	(17,088)	44,179
Provision for Bad Debts	73,384	40,711
Change in Fair Value of Warrants	—	(1,049,330)
Change in Fair Value of Warrant Derivative Liabilities	—	(348,141)
Depreciation and Amortization Expense	2,318,417	1,752,012
Loss on Impairment of Fixed Assets	96,346	—
Change in Assets and Liabilities:
(Increase) Decrease in, net of impact of USC acquisition:
Accounts Receivable - Trade	(269,198)	(172,690)
Inventories	(54,021)	(112,910)
Prepaid Expenses and Other Current Assets	17,131	(130,940)
Increase (Decrease) in, net of impact of USC acquisition:
Accounts Payable	(400,290)	(2,147,350)
Accrued Other Expenses and Bonuses	400,315	(554,792)
Net Cash (Used in) Operating Activities	(9,885,989)	(17,874,425)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(1,456,841)	(16,832)
Purchase of Intangibles	(25,837)	—
Cash From Acquisition of USC	—	381,883
Cash Payment to Former Shareholders of USC	—	(32)
Net Cash Provided by (Used in) Investing Activities	(1,482,678)	365,019

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance cost	16,036,134	10,216,080
Proceeds from Issuance of Preferred Stock, net of issuance cost	—	9,845,420
Proceeds from Exercise of Warrants, net of exercise cost	16,766,650	177,780
Proceeds (Payments) of Bank Loans	(2,212,583)	2,000,000
Net Cash Provided by Financing Activities	30,590,201	22,239,280
Increase in Cash	19,221,534	4,729,874
Cash and Restricted Cash:
Beginning	5,095,760	4,080,648
Ending	$24,317,294	$8,810,522

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$23,312,476	$7,810,522
Restricted Cash	1,004,818	1,000,000
Total Cash and Restricted Cash	$24,317,294	8,810,522
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$13,645	$2,400
Cash Paid for Interest	$182,823	$175,482
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Series A-2 Preferred, Beneficial Conversion Feature	$—	$1,374,229
Release of Warrants Liability Upon Exercise	$—	$160,245

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

The following represents an update for the three and nine months ended September 30, 2017 to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, currently marketed products, and device supplies. A reserve for obsolescence is recorded monthly based on a review of inventory for obsolescence. Reserve for obsolescence was $31,627 as of September 30, 2017.

Claims Liabilities

Our U.S. Compounding, Inc. (“USC”) subsidiary was self-insured up to certain limits for health insurance through February 28, 2017. Beginning March 1, 2017, USC elected to participate in a fully insured health insurance plan. The Claims Payable related to the self-insured plan at September 30, 2017 was $0.

Liquidity and Capital Resources

Our cash was $24,317,294 and $5,095,760 at September 30, 2017 and December 31, 2016, respectively, including approximately $1.0 million in restricted cash held by Bear State Bank, N.A. as collateral for a $2.0 million working capital line.

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

The Company has significant operating cash flow deficiencies. The Company will need additional funding for future operations and the expenditures that will be required to conduct clinical, development and regulatory activities relating to the Company’s product candidates, commercially launch products that may be approved by applicable regulatory authorities, market and sell products, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research, development or commercialization efforts, or similar transactions. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares outstanding for the nine months ended September 30, 2017 and September 30, 2016 consist of outstanding equity classified warrants (3,189,052 and 9,194,044, respectively), outstanding options (6,598,817 and 4,403,519, respectively), outstanding restricted stock units (1,300,000 and 350,000, respectively), and convertible preferred stock (zero and 1,724,137, respectively).

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. We currently intend to retrospectively adopt ASU 2014-09 utilizing the deferred effective date of January 1, 2018, as provided by ASU 2015-14. We are in the process of evaluating the impact that adoption of this new standard will have on our consolidated financial statements and related disclosures. We expect to complete our implementation process prior to the adoption of ASU 2014-09 on January 1, 2018. Based on our preliminary analysis, we believe that the new standard will not have a material impact on our revenue recognition, which currently relates to sales of compounded pharmacy formulations and other pharmacy products by USC.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. We adopted this guidance prospectively at the beginning of first quarter 2017, which will simplify our future goodwill impairment testing. The Company is continuing to evaluate the impact of adopting this guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect this new guidance to have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  Part I of this update addresses public entities that issue warrants, convertible debt or convertible preferred stock that contain down round features.  Part II of this update recharacterizes the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this standard may have on its consolidated financial statements.

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

The principal reasons for the acquisition of USC were (i) to expand the Company’s product portfolio, (ii) provide revenues to the Company, and (iii) significantly increase the Company’s manufacturing, sales, and marketing capabilities, which the Company believed would assist in the future in commercializing the Company’s pipeline of product candidates if they are approved for marketing by applicable regulatory authorities, and diversify the Company’s future revenue mix.

USC is included in our results of operations for the three and nine months ended September 30, 2017, and its results of operations after the acquisition date of April 11, 2016, but not before that date, are included in our results of operations for the three and nine months ended September 30, 2016.  The acquisition did have a significant effect on our consolidated results of operations in the three and nine months ended September 30, 2017 compared to the comparable periods of the previous year, due to the size of the acquisition in relation to our overall consolidated results of operations.

Note 3:  Inventories

The inventories of the Company consisted primarily of inventories of USC and approximately $194,000 of raw materials for our FDA approved Epinephrine PFS product. As of September 30, 2017, inventories consisted of the following:

Finished Goods	$178,442
Raw Material	607,759
Devices	209,887
$996,088

Reserve for obsolescence as of September 30, 2017, was $31,627.

Note 4: Fixed Assets

In the third quarter of 2017, certain USC operational assets stored at an off-site location in Arkansas were impaired. The off-site facility sustained flood damage.  Due to the standing water and humidity, it was determined that the equipment would not meet environmental quality standards required to compound either sterile or nonsterile pharmaceutical, drugs and formulations. Most of the equipment damaged was larger, bulky equipment including hoods, incubators, table presses, and lyophilizers. The Company recorded a loss on impairment of approximately $96,000 for the net book value of the damaged assets.

Fixed Assets at September 30, 2017 is summarized in the table below:

Fixed Asset Description	Costs	Accumulated Depreciation	Net Book Value
Land	$460,000	$—	$460,000
Building	3,040,000	(148,904)	2,891,096
Machinery & Equipment	2,788,282	(673,479)	2,114,803
Furniture & Fixtures	129,630	(50,197)	79,433
Automobile	9,395	(5,594)	3,801
Leasehold Improvements	284,037	(37,914)	246,123
	$6,711,344	$(916,088)	$5,795,256

 For the three months and nine months ended September 30, 2017, depreciation and amortization expense was $139,045 and $462,246, respectively.

Note 5:  Intangible Assets and Goodwill

The Company’s intangible assets at September 30, 2017, consisted of the following:

Intangible Asset Description	Amortization Periods (in years)	Cost	Accumulated Amortization	Net Carrying Value

Taper DPI Intellectual Property	10 years	$9,708,700	$(3,640,762)	$6,067,938
Non-Competition Agreement	3 years	1,639,000	(802,806)	836,194
FDA 503B Registration and Compliance	10 years	3,963,000	(582,341)	3,380,659
Customer Relationships	10 years	5,572,000	(818,774)	4,753,226
Website Design	3 years	16,162	(3,144)	13,018
Total Definite-lived Assets		20,898,862	(5,847,827)	15,051,035
Trade Name and Brand	Indefinite	1,245,000	—	1,245,000
Symjepi Domain Name	Indefinite	9,675	—	9,675
		$22,153,537	$(5,847,827)	$16,305,710

 For the three months and nine months ended September 30, 2017, amortization expense was $619,024 and $1,856,171, respectively.

 Estimated future amortization expense for the Company's intangible assets at September 30, 2017, is as follows:

Remainder of 2017	$619,022
2018	2,476,091
2019	2,083,034
2020	1,925,268
2021	1,924,370
Thereafter	6,023,250
$15,051,035

Goodwill recorded at the acquisition of USC was approximately $2,225,000. In addition, the Company recorded a deferred tax liability of approximately $5,416,000 through acquisition goodwill. The carrying value of our goodwill as of September 30, 2017, was approximately $7,641,000.

Note 6: Sale of Preferred Stock

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

The warrants include call provisions giving the Company the option, subject to various conditions, to call the exercise of any or all of the 2014 warrants, by giving a call notice to the warrant holders. We may give a call notice only within (i) if a holder and its affiliates beneficially own 2% or less of our outstanding common stock, then 10 trading days after any 20-consecutive trading day period during which the daily volume weighted average price of the common stock (the “VWAP”) is not less than 250% of the exercise price for the 2014 warrants in effect for 10 out of such 20-consecutive trading day period, and (ii) if holder and its affiliates beneficially own more than 2% of the outstanding common stock, five trading days after any 30-consecutive trading day period during which the VWAP of the common stock is not less than 250% of the exercise price then in effect for 25 out of such 30-consecutive trading day period. The exercise price of the 2014 warrants is $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. During a “call period” of 30 trading days following the date on which the call notice is deemed given and effective (with the call period being extended for one trading day for each trading day during the call period during which the VWAP is less than 225% of the exercise price then in effect during the call period), a holder may exercise the 2014 warrant and purchase the called warrant shares. Subject to the foregoing and to the other provisions of the 2014 warrants, if the holder fails to timely exercise the called 2014 warrant, the Company may cancel the unexercised called warrant (or portion thereof that was called). As of September 30, 2017, the investors have exercised 2014 warrants to acquire 1,418,439 shares of common stock (see Note 10), with no warrants remaining outstanding.

As of December 31, 2016, the investors have converted 1,418,439 shares of Series A Preferred into an equal number of shares of common stock, with zero Series A Preferred shares remaining outstanding.

January 2016 Series A-1 Preferred Stock and Warrants

On January 26, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,183,432 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) and warrants to purchase up to 1,183,432 shares of common stock or Series A-1 Preferred. The shares of Series A-1 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $4.225 per unit. The Series A-1 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $4.10 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-1 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-1 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-1 Preferred and the warrants. The January 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the January 2016 warrants is $4.10 per share, and accordingly 250% of such exercise price is $10.25 per share. As of September 30, 2017, January 2016 warrants to purchase 1,183,432 shares remain outstanding.

As of December 31, 2016, the investors have converted 1,183,432 shares of Series A-1 Preferred into an equal number of shares of common stock, with no shares of Series A-1 Preferred shares remaining outstanding.

July 2016 Series A-2 Preferred Stock and Warrants

On July 11, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,724,137 shares of Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) and warrants to purchase up to 1,724,137 shares of common stock or Series A-2 Preferred. The shares of Series A-2 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $2.90 per unit. The Series A-2 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $2.90 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-2 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-2 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-2 Preferred and the warrants. The July 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the July 2016 warrants is $2.90 per share, and accordingly 250% of such exercise price is $7.25 per share. As of September 30, 2017, the investors have exercised July 2016 warrants to acquire 1,531,723 shares of common stock (see Note 10), with 192,414 warrants remaining outstanding.

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

For the periods ended December 31, 2016 and September 30, 2017, the investors have converted 1,099,124 shares and 625,013 shares, respectively, of Series A-2 Preferred into an equal number of shares of common stock, with no shares of Series A-2 Preferred Shares remaining outstanding as of September 30, 2017.

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

As of September 30, 2017 and December 31, 2016, the loan balance on the Adamis Working Capital Line of credit was $2,000,000. Interest expense related to the loan was approximately $21,722 and $61,125 for the three and nine months ended September 30, 2017, respectively.

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

As of September 30, 2017 and December 31, 2016, the outstanding principal balance owed on the applicable note was approximately $2,371,000 and $2,441,000, respectively. The loan currently bears an interest of 3.75% per year and interest expense for the three and nine months ended September 30, 2017 was approximately $23,000 and $68,000, respectively.

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

In addition, pursuant to the amendment, Borrower and Lender agreed that certain other financial covenants set forth in the loan agreement included in the 4 HIMS Loan Documents, the loan agreement included in the Tribute Loan Documents, and the loan agreement included in the USC Equipment Loan Agreement, as well as the original USC Working Capital Loan Agreement described above, are waived for the remainder of the term of the respective loans. The USC Working Capital Loan has no outstanding balance, and its term expired on September 30, 2017. In November 2017, the Company agreed with the Lender to extend the term of the USC Working Capital Loan agreement to February 28, 2018.

As of September 30, 2017 and December 31, 2016, the outstanding unpaid principal balance under the USC Working Capital Loan Agreement was approximately $0 and $1,864,000, respectively. The note accrued interest at 3.75% per year, and interest expense for the three and nine months ended September 30, 2017 was approximately $0 and $29,000, respectively.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of September 30, 2017 and December 31, 2016, the outstanding unpaid principal balance was approximately $815,000 and $1,092,000, respectively. Interest expense for the three and nine months ended September 30, 2017 was approximately $8,000 and $27,000, respectively.

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

At September 30, 2017, the outstanding principal maturities of the amended long-term debts were as follows:

Years ending December 31,	Building Loan	Equipment Loan	Total
2017	$23,837	$94,396	$118,233
2018	97,396	386,596	483,992
2019	2,249,508	333,594	2,583,102
Total	$2,370,741	$814,586	$3,185,327

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

As of September 30, 2016, the carrying value of the Warrants with call options was zero and the Company recognized a change in fair value of $1,397,471 in the condensed consolidated statement of operations for the nine months ended September 30, 2016. As of December 31, 2016, all of the outstanding Warrants with call options were either exercised or canceled.

As of September 30, 2017, the fair values of the liability classified warrants and warrant derivatives were zero.

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

On July 20, 2017, the Company and certain holders of warrants issued in the Company’s registered direct offering transaction in July 2016 (the “July Warrants”) agreed to reduce the exercise price of the July Warrants held by such holders from $2.98 to $2.78 per share (the “July Reduced Exercise Price”) in consideration for the exercise in full of the July Warrants held by such holders. The Company entered into a Warrant Repricing Letter Agreement (the “Exercise Agreement”) with two holders of the July Warrants (the “Exercising Holders”), which Exercising Holders owned, in the aggregate, July Warrants exercisable for 2,765,500 shares of common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their July Warrants with respect to all of the shares of common stock underlying such July Warrants for the July Reduced Exercise Price, subject to the 4.99% beneficial ownership limitations contained in the July Warrants.  The Company received aggregate gross proceeds of approximately $7,688,000 from the exercise of the July Warrants by the Exercising Holders. In connection with the transaction, the Company recognized an expense for the inducement to exercise the warrants of approximately $553,000. The Company also incurred approximately $77,000 in agent fees, which have been recognized as an offset to the proceeds received from the warrant exercises.

 In August 2017, the Company and certain holders of warrants issued in the Company’s private placement transactions in August 2014 (the "2014 Warrants") and July 2016 (the “2016 Warrants”) agreed to reduce the exercise price of the 2014 Warrants and the 2016 Warrants held by such holders from $3.40 to $3.20 per share and from $2.90 to $2.70 per share, respectively, (the “August Reduced Exercise Price”) in consideration for the exercise of the 2014 Warrants and 2016 Warrants held by such holders. The Company entered into a Warrant Repricing Letter Agreement (the “Exercise Agreement”) with holders of the 2014 Warrants and the 2016 Warrants (the “Exercising Holders”), which Exercising Holders owned, in the aggregate, 2014 Warrants and 2016 Warrants exercisable for 880,672 and 1,154,976 shares of common stock, respectively. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their 2014 Warrants and 2016 Warrants with respect to all of the shares of common stock underlying such 2014 Warrants and 2016 Warrants for the August Reduced Exercise Price, subject to the 4.99% beneficial ownership limitations contained in the 2014 Warrants and 2016 Warrants.  The Company received aggregate gross proceeds of approximately $5,937,000 from the exercise of the 2014 Warrants and 2016 Warrants by the Exercising Holders. In connection with the transaction, the Company recognized an expense for the inducement to exercise the warrants of approximately $407,000.

Note 10: Stock Option Plans, Shares Reserved and Warrants

During the quarter ended September 30, 2017, the Company granted options to purchase 285,000 shares of common stock to the new hires of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $4.50 to $5.65 per share. These options will vest with respect to the one-sixth of the option shares on the date that is six months after the vesting commencement date and one thirty-sixth of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 58%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.1%, which resulted in a calculated fair value of $815,000.

The following table summarizes the stock option activity for the nine months ended September 30, 2017:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Balance as of December 31, 2016	4,320,409	$6.06	7.98 years

Options Granted	2,506,750	3.48	9.48 years
Options Exercised	(833)	3.35	—
Options Canceled/Expired	(227,509)	6.23	—

Balance as of September 30, 2017	6,598,817	$5.08	8.33 years

Vested and Exercisable at September 30, 2017	3,373,829	$5.54	7.30 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 6,598,817 and 4,320,409 stock options outstanding at September 30, 2017 and December 31, 2016 was approximately $6,205,000 and approximately $26,000, respectively. The aggregate intrinsic value of 3,373,829 and 2,319,963 stock options exercisable at September 30, 2017 and December 31, 2016 was approximately $2,106,000 and $1,000, respectively.

The following table summarizes warrants outstanding at September 30, 2017:

	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2017
2013 Investor Warrants	22,057		$12.16	June 26, 2013	June 26, 2018
Underwriter Warrants	28,108		$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	4,217		$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Bear State Bank, Collateral to Line of Credit	1,000,000	*	$0.0001	March 28, 2016
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016	July 11, 2021
2016 Private Placement	700,000		$2.98	August 3, 2016	August 3, 2021
Total Warrants	3,189,052

*Exercisable upon default of Line of Credit at Bear State Bank, see Note 7.

At September 30, 2017, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	3,189,052
RSU	1,300,000
2009 Equity Incentive Plan	8,494,277
Total Shares Reserved	12,983,329

 Note 11: Subsequent Events

Refer to Note 7 regarding the extension of the term of the USC Working Capital Loan agreement.

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

In connection with our process of exploring commercialization options for Symjepi in the U.S. market after the FDA approval in June 2017, we retained an investment bank to assist us.  We determined to engage in a process with the goal of maximizing the value of the asset.  The process has been ongoing and as of the date of this Report on Form 10-Q, we are in active discussions with several potential partners regarding commercialization of the product.  We have begun building inventory in anticipation of a commercial launch.  However, the timing of a launch will depend on a number of factors, including without limitation whether we enter into an agreement with a commercialization partner and, if we enter into such an agreement, the plans of the commercialization partner.  As a result, there are no assurances regarding whether we will enter into an agreement with a commercialization partner, when we may enter into any such agreement, or the date of a commercial launch of Symjepi.

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

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2016 and 2015 indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in our continuing operations, and incurred recurring losses from operations and have limited working capital to pursue our business alternatives. As of September 30, 2017, we had cash of approximately $24.3 million, including approximately $1.0 million in restricted cash, an accumulated deficit of approximately $106.0 million, and liabilities of approximately $10.3 million. As noted below under the heading “Liquidity and Capital Resources” appearing elsewhere herein, in April 2017, we completed an underwritten public offering of shares of common stock resulting in estimated net proceeds, after underwriting discounts and estimated offering expenses, of approximately $16.0 million. In addition, in July and August 2017, we received approximately $16.5 million of proceeds from the exercise of certain warrants (see Note 9). However, we will need additional funding for future operations and the expenditures that will be required to conduct clinical, development and regulatory activities relating to our product candidates, commercially launch any products that may be approved by applicable regulatory authorities, market and sell products, satisfy existing obligations and liabilities, and otherwise support our intended business activities and working capital needs. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three months and nine months ended September 30, 2017, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources we would exhaust our resources and would be unable to continue operations.

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

Results of Operations

Nine Months Ended September 30, 2017 and 2016

In the discussion below, amounts of our revenues and expenses for the nine months ended September 30, 2016, do not include revenues and expenses of USC for the first quarter of 2016 and through April 11, 2016, the date on which we acquired USC, but do include revenues and expenses relating to USC after the date of acquisition.

Revenues

Revenues were approximately $10,231,000 and $4,004,000 for the nine months ended September 30, 2017 and 2016, respectively.  Revenues for the nine-month period ending September 30, 2016 were adversely affected by the suspension of production of USC’s sterile compounded formulations, product recall and remediation efforts in the third and fourth quarters of 2015 and the first quarter of 2016. USC resumed production and sales of compounded sterile formulations in March and April 2016. The suspension of production and sales of compounded sterile formulations adversely affected USC’s relationships with certain of its customers and adversely affected sales of compounded sterile formulations in 2016. The increase in revenues for the first nine months of 2017 compared to the comparable period of 2016 was primarily due to the revenues of USC for the first quarter of 2016 and through the April 11, 2016, acquisition date not being included in our revenues for 2016 as well as an increase in the volume of sales of USC’s compounded pharmaceutical formulations resulting in part from increased sales and marketing personnel and efforts.

Cost of Goods Sold

Cost of goods sold was approximately $5,638,000 and $3,167,000 for the nine months ended September 30, 2017 and 2016, respectively.  The cost of goods sold for the nine-month period ended September 30, 2016 consists of cost of goods sold of compounded formulations by USC after the April 11, 2016 acquisition date, but does not include the cost of goods sold of USC before the closing date of the acquisition. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The cost of goods sold did not increase proportionately with the increase in revenue from the nine months ended September 30, 2016 compared to 2017, primarily because of production efficiencies achieved in 2017.

Research and Development Expenses

Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $3,944,000 and $8,325,000 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in research and development expenses for the nine months ended September 30, 2017, compared to the comparable period of the prior year was primarily due to a reduction of approximately $5,057,000 in development costs of our product candidates, including our Dry Powder Inhaler (DPI) products, Epinephrine PFS, APC-2000, APC-100, and TeloBVax product candidates. This amount was partially offset by an increase of approximately $614,000 in development costs attributed to the APC-1000 product candidate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the nine months ended September 30, 2017 and 2016 were approximately $16,975,000 and $12,535,000, respectively. The increase in the 2017 period compared to 2016 was primarily due to an increase in SG&A expenses relating to our USC subsidiary, which to a significant extent resulted from the fact that SG&A expenses of USC for the first quarter of 2016 and through April 11, 2016, before the date of our acquisition of USC, are not included in our SG&A expenses for the 2016 period. The increase in SG&A expenses relating to USC was also attributable to increases in compensation expenses associated with increased sales revenues from USC compounded formulations; compensation expenses of USC employees, which includes salaries and wages, stock options and employee benefits; and expenses associated with other sales and marketing activities. SG&A expenses related to the commercialization activities of the Epinephrine PFS product candidate decreased by approximately $131,000 for the first nine months of 2017 compared to the comparable period of 2016.  Compensation expense for General and Administrative employees increased by approximately $505,000 for the nine month period ended September 30, 2017, compared to the comparable period of 2016, primarily due to new hires, salary increases, stock options granted and monthly accrual of bonus. Decreases in SG&A expenses for the first nine months of 2017 compared to the comparable period of 2016 included decreases of approximately $262,000 for business development, USC acquisition related expenses, travel, office expenses, taxes, facility and other expenses.

Impairment Expense

Impairment expenses for the nine months ended September 30, 2017 and 2016 were approximately $96,000 and $0.  The impairment expense was attributable to assets damaged during a flood at an off-site facility at USC.

Other Income (Expense)

Other Income (Expense) for the nine month period ended September 30, 2017 and 2016, was approximately ($1,091,000) and $1,256,000, respectively. Other Income (Expense) consists primarily of expense on inducement to exercise warrants, interest expense, change in fair value of warrants and change in fair value of derivative liabilities. The increase in other expenses in 2017 was primarily due to the exercise and cancellation of warrants and derivatives in 2016 which accounted for the approximately $1,397,000 of income, offset by debt related expense (Interest Expense) of approximately $141,000 for the nine months ended September 30, 2016, and to approximately $960,000 in expenses incurred by the Company for the nine month period ended September 30, 2017, relating to inducement to exercise warrants, and $180,000 in debt related expenses, partially offset by recorded interest income from deposits of approximately $49,000. The expenses on inducement to exercise warrants was in connection with the transactions entered into by the Company in the third quarter of 2017 with certain warrant holders to exercise certain warrants at a reduced exercise price. The increase in debt related expenses for the nine month period ended September 30, 2017, compared to the comparable period in 2016 was due to interest payments related to the working capital loan in the principal amount of $2.0 million and other bank liabilities assumed in connection with the acquisition of USC in April 2016.

Three Months Ended September 30, 2017 and 2016

Revenues

Revenues were approximately $3,388,000 and $2,076,000 for the three months ended September 30, 2017 and 2016, respectively. Revenues for the three-month period ending September 30, 2016 were adversely affected by ongoing effect of the suspension of production of USC’s sterile compounded formulations, product recall and remediation efforts in the third and fourth quarters of 2015 and the first quarter of 2016. USC resumed production and sales of compounded sterile formulations in March and April 2016. The suspension of production and sales of compounded sterile formulations adversely affected USC’s relationships with certain of its customers and adversely affected sales of compounded sterile formulations in 2016. The increase in revenues for the third quarter of 2017 compared to the comparable period of 2016 also reflected an increase in the volume of sales of USC’s compounded pharmaceutical formulations resulting in part from increased sales and marketing personnel and efforts.

Cost of Goods Sold

Cost of goods sold was approximately $2,092,000 and $1,821,000 for the three months ended September 30, 2017 and 2016, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The cost of goods sold did not increase proportionately with the increase in revenue from the third quarter of 2016 compared to 2017, primarily because of production efficiencies achieved in 2017.

 Research and Development Expenses

Research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $1,248,000 and $1,494,000 for the three months ended September 30, 2017 and 2016, respectively. The decrease in research and development expenses for the third quarter of 2017 compared to the third quarter of 2016 was primarily due to a reduction of approximately $467,000 in development costs of our product candidates, including our Dry Powder Inhaler (DPI) products and our Epinephrine PFS product, which was approved by the FDA in June 2017, partially offset by an increase of approximately $221,000 in compensation expense related to research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the three months ended September 30, 2017 and 2016, were approximately $5,748,000 and $5,335,000, respectively. The increase was primarily due to the increase in compensation expense for SG&A employees of approximately $274,000 for the three month period ended September 30, 2017, compared to the comparable period of 2016, as a result of salary increases, new hires, stock options granted and accrual of bonus. SG&A expenses for the third quarter of 2017 compared to the comparable period of 2016 also increased by approximately $87,000 related to the commercialization activities of the Epinephrine PFS product candidates, and by approximately $159,000 related to business development, insurance, IT consulting, facility and other expenses, partially offset by a decrease of approximately $107,000 in legal expenses.

Impairment Expense

Impairment expenses for the three months ended September 30, 2017 and 2016 were approximately $96,000 and $0.  The impairment expense is attributable to assets damaged during a flood at an off-site facility at USC.

Other Income (Expense)

Other Expense for the three month period ended September 30, 2017 and 2016, was approximately $973,000 and $69,000, respectively. Other Income (Expense) consists primarily of expense on inducement to exercise warrants and interest expense, offset by interest income earned from deposits. The increase was primarily due to the inducement expense of approximately $960,000, resulting from the transaction entered into by the Company in the third quarter of 2017 with certain warrant holders to exercise certain warrants at a reduced exercise price. The decrease in interest income (expense) for the three month period ended September 30, 2017 compared to the comparable period of 2016 is attributed to debt related expenses, full payment of our USC working capital loan and an offset by interest earned from deposits.

Liquidity and Capital Resources

We have incurred net losses of approximately $17.5 million and $20.1 million for the nine months ended September 30, 2017 and 2016, respectively. Since inception, and through September 30, 2017, we have an accumulated deficit of approximately $106.0 million. Since inception and through September 30, 2017, we have financed operations principally through debt financing, through private issuances of common stock and preferred stock, and through public offerings of common stock. We have primarily devoted our resources for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures. In April 2017, we completed an underwritten public offering of 4,928,572 shares of common stock at a public offering price of $3.50 per share, resulting in net proceeds, after underwriting discounts and estimated offering expenses, of approximately $16.0 million. In July 2017, a total of 3,680,014 investor warrants were exercised for cash that resulted in gross proceeds of approximately $10.6 million.   In August 2017, a total of 2,035,648 investor warrants were exercised for cash that resulted in gross proceeds of approximately $5.9 million. As part of our acquisition of USC in April of 2016, we assumed debt of approximately $5.7 million, of which approximately $3.2 million remains outstanding, and entered into a secured $2 million line of credit agreement. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners.

Total assets were approximately $56.3 million and $37.8 million as of September 30, 2017 and December 31, 2016, respectively.  Current assets exceed current liabilities by approximately $19.8 million at September 30, 2017.

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016, was approximately $9.9 million and $17.9 million, respectively. Net cash used in operating activities declined due to the increase in revenue and reduction in research and development spending.

Net cash provided by (used in) investing activities was approximately $(1,483,000) and $365,000 for nine months ended September 30, 2017 and 2016, respectively. The net cash used in investing activities increased primarily due to the acquisition of new equipment.

Net cash provided by financing activities was approximately $30.6 million and $22.2 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash flows provided by financing activities increased for the period ended September 30, 2017 due to the issuance of common stock and warrant exercises generating net proceeds of approximately $32.8 million offset by the payment of loans of approximately $2.2 million; in 2016, capital raised from issuance of preferred stock, common stock and warrant exercises totaled approximately $20.2 million and proceeds of bank loan amounted to approximately $2 million.

As noted above under the heading “Going Concern and Management Plan,” through September 30, 2017, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional funding that may be required in the future, we could be required to reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any of our product candidates other than our Epinephrine PFS product or begin to realize revenues from sales of any of our products, and during this period we will require additional funds to continue operations and development of our product candidates. No assurance can be given as to the timing or ultimate success of obtaining any future funding that may be required.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 have not significantly changed. Refer to Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q for the updates to certain policies adopted during the nine months ended September 30, 2017.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At September 30, 2017, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls Over Financial Reporting

There has been no change during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

 From time to time, we may be subject to various legal proceedings that arise in the ordinary course of our business activities. Although the results of legal proceedings cannot be predicted with certainty, we are not aware of any pending legal proceedings to which we are a party or of which any of our property is subject the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome, any legal proceedings can have an adverse effect on us because of legal fees, defense and settlement costs, diversion of management time, attention and resources, and other factors.

Item 1A. Risk Factors

As a smaller reporting company, Adamis is not required under the rules of the Securities and Exchange Commission, or SEC, to provide information under this Item. Risks and uncertainties relating to the amount of cash and cash equivalents at September 30, 2017, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Other material risks and uncertainties associated with Adamis’ business have been previously disclosed in our most recent Annual Report on Form 10-K filed with the SEC, and subsequently filed Quarterly Reports on Form 10-Q, included under the heading “Risk Factors,” and those disclosures are incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as disclosed below, information required by this Item regarding sales of equity securities during the quarter ended September 30, 2017, without registration under the Securities Act of 1933, as amended, has been previously included in Current Reports on Form 8-K filed by the Company.  In July 2017, the Company issued 914,514 shares of common stock upon exercise of warrants granted to a small number of investors in connection with the August 2014 and July 2016 private placement transactions discussed in Note 6 to the financial statements. The warrant holders exercised the warrants for cash at exercise prices ranging from $2.90 to $3.40 per share, and the Company received cash proceeds of approximately $2,921,000. The securities were issued in private placement transactions without any public solicitation in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act. Each investor represented that the securities were being acquired for investment purposes, for the investor’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, and that such investor was an accredited investor as defined in Rule 501 of Regulation D.

As previously disclosed in a Report on Form 8-K filed by the Company with the Commission, in August 2017 the Company issued a total of 2,035,648 shares of common stock upon exercise of warrants granted to a small number of investors in connection with the Company’s August 2014 and July 2016 private placement transactions discussed in Note 6 to the financial statements.  The warrant holders exercised the warrants for cash at exercise prices ranging from $2.70 to $3.20 per share, and the Company received gross cash proceeds of approximately $5,937,000. The securities were issued in private placement transactions without any public solicitation in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act. Each investor represented that the securities were being acquired for investment purposes, for the investor’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, and that such investor was an accredited investor as defined in Rule 501 of Regulation D.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Removed and Reserved.

ITEM 5. Other Information

 None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	Warrant Repricing Letter Agreement. (1)

10.2	Warrant Repricing Letter Agreement. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibit 10.1 filed with the Report on Form 8-K filed with the Commission on July 20, 2017.
(2)	Incorporated by reference to exhibit 10.1 filed with the Report on Form 8-K filed with the Commission on August 21, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: November 14, 2017	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 14, 2017	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer