Form 10-K
period 2017-12-31
Adamis Pharmaceuticals Corp
filed 2018-03-16
CIK 887247

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2017

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

YES    ☒  NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer", "accelerated filer” and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒

            If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES    ☐  NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2017, was $127,898,893.

At March 15, 2018, the Company had 33,389,410 shares outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.  Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be part of this report.

ADAMIS PHARMACEUTICALS CORPORATION

i

Explanatory Note

The registrant met the “accelerated filer” requirements as of the end of its 2017 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  However, pursuant to Rule 12b-2, SEC Release No. 33-8876 and applicable SEC guidance, the registrant (as a smaller reporting company transitioning to the accelerated filer larger reporting company system based on its public float as of June 30, 2017) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2018 fiscal year and thus is eligible to check the “smaller reporting company” box on the cover of this Form 10-K.

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

Company Overview

Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a specialty biopharmaceutical company focused on developing and commercializing products in the therapeutic areas of respiratory disease and allergy.  Our products and product candidates in the allergy and respiratory markets include Symjepi™ (epinephrine) Injection 0.3mg which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis; Symjepi™ (epinephrine) Injection 0.15mg which is intended for use in the treatment of anaphylaxis for patients weighing 33-65 pounds for which the company submitted a supplemental new drug application, or sNDA, to the FDA in November 2017; a naloxone injection product candidate (APC-6000) based on the approved Symject™ injection device and intended for the treatment of opioid overdose for which the company submitted an investigational new drug application, or IND, in December 2017; and a beclomethasone metered dose inhaler product candidate (APC-1000) intended for the treatment of asthma and for which the company submitted an IND in January 2018; and fluticasone (APC-4000) dry powder inhaler, or DPI, product candidate for the treatment of asthma.  Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit a New Drug Applications, or NDA, under Section 505(b)(2), or Section 505(j) Abbreviated New Drug Applications, or ANDA, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

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

The current status of our development programs is as follows:

Product Portfolio

Specialty Pharmaceutical Products	Target Indication	Status
Symjepi™ (epinephrine) Injection 0.3mg	Anaphylaxis	FDA Approved, June 2017
Symjepi™ (epinephrine) Injection 0.15mg	Anaphylaxis	Submitted sNDA, November 2017
Naloxone Injection (APC-6000)	Opioid Overdose	Submitted IND, December 2017
Metered Dose Inhaler Products
Beclomethasone (APC-1000)	Asthma	Submitted IND, January 2018
Dry Powder Inhaler Product
Fluticasone (APC-4000)	Asthma	Phase 3 ready (1)(2)

(1)	Represents the next anticipated development or regulatory stage for the product candidate that we may pursue following completion of product development, assuming that we have the financial resources to pursue any of these opportunities. There are no assurances that we will pursue these opportunities, for financial or other reasons.
(2)	Following completion of product development, one or more Phase 3 trials, without previous Phase 1 or Phase 2 trials, is the anticipated next product development stage. We intend to conduct additional trials, such as pharmacokinetic, or PK, and/or dose escalation studies in connection with the Phase 3 trials.

Anaphylaxis; Epinephrine Pre-Filled Syringe

On June 15, 2017, the FDA approved the Company’s Symjepi™ (epinephrine) Injection 0.3mg product for the emergency treatment of allergic reactions (Type I) including anaphylaxis. Symjepi™ (epinephrine) Injection 0.3mg is intended to deliver a dose of epinephrine, which is used for emergency, immediate administration in acute anaphylactic reactions to insect stings or bites, allergic reaction to certain foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis.

 On November 27, 2017, we submitted an sNDA to the FDA for a lower dose version (0.15mg). SYMJEPI™ (epinephrine) Injection 0.3mg is designed for patients weighing 66 pounds or greater. The lower dose Symjepi™ (epinephrine) Injection 0.15mg product candidate is intended for patients weighing 33 to 66 pounds.  On February 9, 2018, we received correspondence from the FDA indicating that the agency had determined that the sNDA was sufficiently complete to permit a substantive review. The agency indicated that no potential review issues were identified as of the date of the correspondence and that if no major deficiencies were identified in the agency’s continued review, the agency was targeting September 3, 2018, to communicate proposed labeling and, if necessary, any post-marketing requirement or commitment requests.  There can be no assurances regarding the timing of outcome of the FDA’s review of our sNDA.

In connection with our process of exploring commercialization options for Symjepi™ (epinephrine) Injection 0.3mg in the U.S. market after the FDA approval, we retained an investment bank to assist us. We determined to engage in a process with the goal of maximizing the value of the asset. The process has been ongoing and as of the date of this Report, we are in discussions with potential partners regarding commercialization of the product. However, the timing of a commercial launch will depend on a number of factors, including without limitation whether we enter into an agreement with a commercialization partner and, if we enter into such an agreement, the terms of any such agreement and the plans of the commercialization partner. If we do not enter into an agreement with a commercialization partner, then we anticipate that we would seek to commercialize the product ourselves. As a result, there are no assurances regarding whether we will enter into an agreement with a commercialization partner, when we may enter into any such agreement, or the date of a commercial launch of Symjepi™ (epinephrine) Injection 0.3mg.

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

We estimate that sales of prescription epinephrine products in 2017 were more than $1.7 billion, based on assumptions and estimates utilizing industry data. We cannot provide any assurances concerning any possible future rates of annual growth or whether annual prescription sales will decline or grow. As discussed elsewhere in this Report, including under the headings “Business – Competition” and “Risk Factors -- If our potential products are unable to compete effectively with current and future products targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated,” the market for prescription epinephrine products is increasingly competitive, and a number of factors have resulted in, and could continue to result in, downward pressure on the pricing of, and revenues from sales of, prescription epinephrine products such as our Symjepi™ (epinephrine) Injection 0.3mg product.

We believe that there is an opportunity for a simple, lower-cost alternative to compete in this market. Our Symjepi™ (epinephrine) Injection 0.3mg product will allow users to administer a pre-measured epinephrine dose quickly with a device that we believe, based on human factors studies, to be intuitive to use. If the person using the auto-injector is not familiar with the function of the device and if not administered properly, there is a risk that it could misfire or be misused.

We believe that the Symjepi™ (epinephrine) Injection 0.3mg product, if introduced, may acquire a share of the market based, among other factors, on size, ease of use and the expected price differential to the current market-leading product. If our product is commercially introduced, competitors may reduce or otherwise modify the pricing of their existing products. In addition, an authorized generic version of the market-leading auto-injector product was introduced at a significantly lower price than the market-leading product, other competing products have been introduced or prices on existing competing products have been reduced, and if additional competing products are introduced in the future, including generic or bioequivalent, or A/B rated, versions of one or more existing spring-loaded auto-injector devices, at lower prices than the current market leading products, the competitive success of our product could be adversely affected.

Opioid Overdose

            Naloxone Injection (APC-6000).

  As previously announced, in December 2017 we submitted an IND to the FDA to begin testing of the drug compound naloxone in human patients. We intend to develop a naloxone injection product candidate utilizing the same Symject™ device approved for our epinephrine product.

Naloxone is an opioid antagonist used to treat narcotic overdoses. Naloxone, which is generally considered the drug of choice for immediate administration for opioid overdose, blocks or reverses the effects of the opioid, including extreme drowsiness, slowed breathing, or loss of consciousness. Common opioids include morphine, heroin, tramadol, oxycodone, hydrocodone and fentanyl.

           According to statistics published by the Centers for Disease Control and Prevention (CDC), in 2016, drug overdoses resulted in approximately 64,000 deaths in the United States – greater than 175 deaths per day.  Drug overdoses are now the leading cause of death for Americans under 50 and the proliferation of more powerful synthetic opioids, like fentanyl and its analogues, could result in future increases in the number of deaths resulting from opioid overdoses.

           We are considering the appropriate development, trial and regulatory pathway for our naloxone injection product candidate. Assuming funding that will be required to commence the studies and no unexpected regulatory issues or delays, we anticipate that our studies could commence and be completed during 2018.  However, the timing of commencement and completion of such studies could be affected by a number of factors, including without limitation the availability of adequate funding, unexpected regulatory issues or delays, the time period required to enroll patients in the study, the results of the studies, and the time required to complete and analyze the results of the studies.  As a result, there are no assurances concerning the timing of commencement or completion of such trials. The development of an intramuscular injection of naloxone for the treatment of opioid overdose will require commercial scale manufacturing subject to review and approval by FDA.

 Asthma and Bronchospasm

         According to the National Institute of Health, or NIH, asthma is a chronic lung disease that inflames and narrows the airways. Asthma causes recurring periods of wheezing, chest tightness, shortness of breath, and coughing. Asthma affects people of all ages, but it most often starts during childhood. According to information published by Centers for Disease Control & Prevention (CDC) reporting on findings from 2015, the number of people in the U.S. with asthma is approximately 24.6 million and growing. We estimate that global sales of asthma and bronchospasm prescription products were in excess of approximately $9.7 billion in 2017, based on industry data.

Asthma; APC-1000 Metered Dose Inhaler.

Our APC-1000 product candidate is a steroid hydrofluoroalkane, or HFA, metered dose inhaler product, intended for the treatment of asthma. Our product candidate, if developed and approved for marketing, will target a small niche within the larger market for respiratory products. We estimate that the annual global sales of prescription steroid HFA and similar products are approximately $3.0 billion, of which we intend to target a smaller niche.

In February 2015, we announced the result of our pharmacokinetic study, or PK study, comparing our beclomethasone dipropionate HFA, 80 mcg Inhalation Aerosol, product, APC-1000, with Teva Respiratory, LLC’s Qvar® (Beclomethasone Dipropionate HFA, 80 mcg Inhalation Aerosol) product. The study was a Phase I open label, randomized, single-dose, four-way crossover PK study comparing APC-1000 to Qvar. Twenty-two healthy male and female subjects who met the study inclusion criteria were enrolled. The study involved a screening period before randomization and four treatment periods each separated by a minimum of three days. Both inhalation aerosols were administered to each subject for a total dose of 320 mcg BDP (4 inhalations). Twenty-one subjects completed the study. One subject was withdrawn due to non-compliance. The purpose of this PK study was to compare the bioavailability of APC-1000 to Qvar.   Following discussions with the FDA and additional consideration of the development pathway for the product, we decided to conduct additional development work for APC-1000. In January 2018, we submitted an IND application to the FDA to begin Phase 3 efficacy studies for APC-1000, and we have received approval from the agency to proceed with the Phase 3 studies. Assuming the availability of sufficient funding that will be required to commence a trial and no unexpected regulatory issues or delays, we anticipate that the trial would commence in 2018.  The timing of commencement and completion of such studies could be affected by a number of factors, including without limitation obtaining adequate funding, the absence of unexpected regulatory issues or delays, the time period required to enroll a sufficient number of patients in the study, and the time required to complete and analyze the results of the studies. As discussed elsewhere in this Report, product development time is subject to a number of risks and uncertainties, which can delay the actual development time beyond our estimates.

Dry Powder Inhaler (DPI) Device Platform.

In December 2013, we acquired assets relating to 3M’s patented Taper dry powder inhaler (DPI) technology under development by 3M for the treatment of asthma and bronchospasm. The Taper DPI technology was designed to efficiently deliver dry powder by utilizing a 3M proprietary microstructured carrier tape. We are utilizing the Taper DPI assets to develop the DPI device. We believe that, if successfully developed, the device can be utilized to deliver a variety of different drug compounds. We believe that the DPI can be used as a platform delivery device for additional products that will compete in the respiratory markets, which may include combination products. Our agreement with 3M contemplates that the microstructured carrier tape will be supplied by 3M under a separate commercial supply agreement to be negotiated with 3M.

We believe that one advantage of the technology is that it can deliver drug particles without the need for lactose or formulation excipients. The majority of current dry powder products use lactose carrier excipients to enhance flowability; however, they have the disadvantage of increased bulk and require a mechanism for detaching the drug from the surface of the lactose. Lactose carrier formulations require a complicated blending process and delivery that is highly sensitive to excipient powder properties. To our knowledge, there are currently no excipient-free dry powder inhalers in the U.S. market. We are continuing product development efforts concerning this platform delivery device and product candidates utilizing the device.

Asthma; Fluticasone. Due to a shorter expected development timeline, as well as competitive changes in the marketplace, we have prioritized a single compounded product (APC-4000) over a combination product (APC-5000) that we were previously developing for the treatment of asthma. As a result, our first product candidate utilizing the DPI technology platform, APC-4000, will deliver a single drug, Fluticasone Propionate (fluticasone) as a dry powder formulation for the treatment of asthma. The fluticasone product is designed to deliver the same active ingredient as GlaxoSmithKline’s Flovent® Diskus® for the treatment of asthma. Fluticasone belongs to the family of medicines known as corticosteroids or steroids. It works by preventing certain cells in the lungs and breathing passages from releasing substances that cause asthma symptoms. We estimate that Flovent® Diskus®, marketed by GlaxoSmithKline, generated more than $436 million in U.S. sales and $805 million in global sales in 2017, based on GSK’s publicly announced results. Assuming sufficient funding and successful development, we anticipate that we may conduct a proof of concept study with the DPI for APC-4000 during 2018.

Bronchospasm; Albuterol.

Although significant product development work has been completed, for competitive, product pipeline priority and marketplace considerations, we have determined to reduce expenditures relating to our albuterol (APC-2000) inhaler product candidate and instead direct resources to development of other product candidates that we believe may have lower product development costs and that target significant U.S. markets. Albuterol is a bronchodilator used for the treatment or prevention of bronchospasm. Bronchodilators are medicines that are breathed in through the mouth to open up the bronchial tubes (air passages) in the lungs. Bronchodilators relieve cough, wheezing, shortness of breath, and troubled breathing by increasing the flow of air through the bronchial tubes.

We currently have no in-house manufacturing capabilities, and as a result we intend to rely on third-party contract manufacturers to manufacture the materials needed to produce DPI and HFA products.

            Our development plans concerning our allergy and respiratory products, including APC-1000, APC-2000 and APC-4000, are affected by developments in the marketplace, including the introduction of potentially competing new products by our competitors. As a result, our product development plans could be affected by such considerations. The anticipated dates for development and introduction of products in our allergy and respiratory product pipeline will depend on a number of factors, including the availability of adequate funding to support product development efforts. We believe that should we decide to pursue such applications, we would be required to submit data for an application for approval to market APC-1000, APC-2000 and APC-4000 pursuant to Section 505(b)(2), although there are no assurances that this will be the case.

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

Prescription Compounded Medications

          Overview. Our USC subsidiary, which is registered as a drug compounding outsourcing facility under Section 503B of the FDCA and the DQSA, provides prescription compounded medications, including compounded sterile preparations or CSPs, and non-sterile compounds to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, injectables, urological preparations, ophthalmic preparations, topical compounds for pain and men’s and women’s health products. USC’s compounded formulations in many circumstances are offered as therapeutic alternatives to drugs approved by the FDA. USC also provides certain veterinary pharmaceutical products for animals.

USC sources raw materials and commercial products only from suppliers registered with the FDA. Utilizing these raw material components, USC prepares and provides a broad range of customized stock keeping units to meet the individual requirements of customers located throughout most of the United States.

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

USC’s business is focused on marketing a portfolio of compounded preparations for humans and animals, including sterile injectable and non-sterile integrative therapies, in therapeutic areas such as autoimmunity, chronic infectious diseases, and endocrine and metabolic diseases. Many of these formulations are offered in different formats than other available alternatives, such as in suspension or lyophilized. Many hospitals and surgery centers look to outsourcing facilities to obtain medications in ready-to-use, or RTU, format, with the specific packaging, volume, and strength often unique to individual facilities. Many facilities and practitioners also look to outsourcing facilities when medications are on temporary backorder from the manufacturer or are discontinued. USC’s veterinary products include, without limitation, a formulation that we believe is novel, of an equine ulcer product that addresses what we believe is a significant market.

Compounding pharmacies and outsourcing facilities combine different ingredients, some of which may be FDA-approved drugs, to create specialized preparations prescribed by a physician. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. A physician may also work together with a pharmacist to repurpose or reformulate FDA-approved drugs via the compounding process to meet a patient’s specific medical needs. These compounds are distributed to hospitals, surgery centers, and practitioners. Examples of compounded medications prepared by outsourcing facilities include sterile syringes used by hospital and surgery center operating rooms, sterile injectables administered by the practitioner in the office, and unit-dosed sterile and non-sterile medications. USC’s outsourcing facility receives its active pharmaceutical ingredients from three main suppliers, which accounted for the majority of USC’s drug and chemical purchases in 2017.

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

Since we acquired USC in April 2016, we have taken several measures intended to support the growth of the business including hiring additional personnel, expanding sales channels, and strengthening our production processes. During 2018, we are taking actions to separate a portion of our business activities relating to 503A and 503B operations, including making expenditures to lease and open a separate new facility.

Research and Development. USC has, and after our acquisition of USC we have, invested capital in efforts to comply with new and anticipated FDA regulations applicable to its business and outsourcing facilities, to expand product offerings, enhance production capabilities, improve warehouse space, develop new packaging, labeling and processing solutions, refine quality and safety measures, and develop technology for the intake and management of customer orders. Historically, research and development costs have consisted primarily of costs associated with the research and development of new CSPs, such as salaries and other personnel-related expenses for employees involved with research and development activities, pre-launch sterility and stability testing and other related expenses. Regulatory guidance provided by the FDA, and additional regulatory guidance is expected to increase the validation and development costs for current and new products.

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

Following the August 2015 Form 483 observations, USC suspended production of sterile products and voluntarily recalled all lots of sterile products aseptically compounded and packaged by USC that remained within expiry, due to the FDA’s concern over a lack of sterility assurance. This was a voluntary recall and voluntary suspension of sterile production, and USC determined there was no evidence that any compounded sterile products were defective. The recall did not pertain to any non-sterile compounded products prepared by USC. USC responded to the August 2015 Form 483 observations and took a number of corrective actions, including reviewing and enhancing quality control and production systems. The FDA stated in a December 2015 communication that at that time it did not object to USC’s resumption of production and distribution of sterile drug products. In March 2016, USC received another letter from the FDA indicating that the voluntary action was a class II recall. Class II means that the probability of serious adverse health consequences is remote. USC resumed production and sale of compounded sterile products in March - April 2016.    In July 2016, USC received Form 483 observations following FDA inspections of its outsourcing facility, noting inspectional observations of a number of observed deficiencies relating to USC’s facility and practices.  USC responded in writing to the inspectional observations, and provided additional responses to FDA in April 2017.  In October 2017, USC received a Warning Letter referencing the August 2015 and July 2016 Form 483 inspectional observations.  USC provided a written response to the FDA that addressed completed corrective actions intended to be responsive to the inspectional observations, including relating to differential pressures, facility design, product specifications, environmental monitoring, and suspension quality.

Following the suspension in 2015 of sterile production and the voluntary recall, state pharmacy regulatory agencies in certain states also initiated inquiries or took other actions regarding sales of USC products in such states, and some of those proceedings are ongoing. Resolution of these proceedings, or any future proceedings by the FDA or state regulatory agencies alleging violation of applicable federal or state laws or regulations, could require significant time and financial resources, and an adverse outcome in one or more of these proceedings could adversely affect our business, results of operations and financial condition.

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

We cannot predict when or if we will receive additional Form 483 observations or other communications from the FDA or state regulatory authorities regarding USC’s compounding outsourcing facility or CSPs. We could be subject to additional regulatory action by the FDA and civil or criminal enforcement action by the Department of Justice under the FDCA, Federal False Claims Act, or other applicable statutes, as well as related private actions, as a result of previous, current or future FDA observations. USC’s suppliers and customers may negatively consider the Form 483 observations issued to us when deciding to award contracts or continue or renew agreements. Other state and federal regulators and agencies may also consider the Form 483 observations when conducting their own inspections, enforcement actions or approvals, including license renewals. Any such actions could significantly disrupt USC’s business and harm its and our reputation, resulting in a material adverse effect on our business, results of operations and financial condition.

In January 2018, FDA published a statement outlining its compounding priorities for 2018.  Included in this statement were references to forthcoming regulations on compounding from bulk drug substances, determination of clinical need, and a revised memorandum of understanding between FDA and State Boards of Pharmacy setting forth limits on interstate compounding under Section 503A of the FDCA. Although as of the date of this Report we do not believe that the forthcoming regulations will have a material adverse effect on the business and results of operations of USC, regulations regarding these three topics, which are of general application to compounding pharmacies, or other FDA regulations and guidance, potentially could limit the number and type of products USC is permitted to compound as well as interstate shipping of compounded medications, and could adversely affect sales of our compounded medications.

Other Technologies

Cancer and Vaccine Technologies; Termination of License Agreements

As we have disclosed in our previous filings, we previously entered into a number of license agreements pursuant to which we acquired license rights regarding patent rights relating to a number of potential therapeutic vaccine and cancer product candidate technologies.  In April 2010, we acquired rights as licensee under three exclusive license agreements, referred to as the WARF Agreements, with the Wisconsin Alumni Research Foundation, or WARF, regarding certain prostate cancer technologies and product candidates, named APC-100, APC-200 and APC-300.  In April 2011, we entered into an exclusive license agreement, the UC/DF Agreement, with The Regents of the University of California, or UCSD, and the Dana-Farber Cancer Institute, Inc., or DFCI, pursuant to which we licensed certain patent rights relating to a telomerase-based cancer vaccine technology. We have also disclosed in our previous filings that we are currently primarily focused on our specialty pharmaceutical products and compounding pharmacy formulations and do not intend to devote significant financial resources for research and development of cancer and biotechnology product candidates and technologies.

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

C31G

We also have a microbicide product candidate, named C31G. On December 7, 2010, we announced the successful completion of a Phase 3 contraceptive trial of C31G. The study met its primary endpoint and was conducted by the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), NIH, in the Contraceptive Clinical Trials Network at 14 sites in the United States. The clinical investigators found that C31G was not inferior in contraceptive efficacy to the comparator drug Conceptrol. Moreover, the gel was well-tolerated and had a high degree of acceptability in women who completed the study. No drug-related serious adverse events were observed with C31G. C31G does not contain N-9 and, if commercialized, could offer an alternative for women who seek a non-hormonal method of contraception. In addition, on September 9, 2013, we announced that a recently published study conducted by university researchers at Louisiana State University Health Science Center found that C31G was effective in treating Herpes Simplex Virus, or HSV, in an eye infection, ocular keratitis, and animal model using live rabbits. The rabbit eye model utilized for the study mimics the disease in humans. In the same study the researchers also reported that ocular administration of C31G was safe and well tolerated, confirming earlier clinical studies that established C31G safety and tolerability in other applications. HSV-1 is the same virus that causes cold sores and is common in humans. In the eye, it usually causes an infection of the cornea, and that infection is the most common cause of cornea-derived blindness. In previous animal studies, C31G was also active against HSV-2, the cause of genital herpes.

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

For the years ended December 31, 2017 and 2016, we estimate that we spent approximately $7.5 million and $9.7 million, respectively, on all research and development activities.

Clinical Supplies and Manufacturing

Except for our facilities at USC that are utilized to prepare compounded formulations, we have no in-house manufacturing or distribution capabilities and have no current plans to establish manufacturing facilities for significant clinical or commercial production. We rely on third-party contract manufacturers to make the material used to support the development of our product candidates. Our third-party manufacturers are subject to extensive governmental regulation. The FDA mandates that drugs be manufactured, packaged and labeled in conformity with current good manufacturing practices, or cGMP, regulations. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that their services and products meet applicable specifications and other requirements. We intend to continue to outsource the manufacture and distribution of our products for the foreseeable future, and we believe this manufacturing strategy will enable us to direct our financial resources to commercialization without devoting the resources and capital required to build cGMP compliant manufacturing facilities. Our Symjepi™ (epinephrine) Injection 0.3mg product will be manufactured by Catalent Pharma Solutions, a third party manufacturer, utilizing materials to complete the manufacturing process obtained from various companies and suppliers, and assembly and final packaging of the product will also be implemented by a third party entity, Phillips-Medisize LLC. Although there are potential sources of supply other than our existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

Sales and Marketing

We sell compounded pharmacy formulations through USC’s sales and marketing employees and arrangements with third parties for sales and marketing support. Sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals, veterinarians, and other users throughout the U.S. about USC’s products and services. USC’s sales and marketing team is focused on customer retention as well as generating sales from new and existing customers. We anticipate that the commercial introduction of our Symjepi™ (epinephrine) Injection 0.3mg product will require additional development of our sales and marketing infrastructure, including retaining employees and entering into arrangements with third parties for additional sales and marketing support.

Customers and Distribution

Except with respect to sales of compounded pharmacy formulations by USC, as of the date of this Report, we do not currently sell or distribute pharmaceutical products and since our fiscal 2010 year have not generated commercial revenues from marketing or selling any drugs or other products. If our Symjepi™ (epinephrine) Injection 0.3mg product is commercialized without a partner, we anticipate that marketing and distribution of the product could commence to initial customers including wholesalers, who in turn seek to distribute the products to retail pharmacies or other customers, specialty wholesalers or distributors, professional users such as hospitals and first responders, and the military and prison systems, as well as other potential customers. We have retained third-party service providers to perform a variety of functions related to the distribution of our approved products, including logistics management and other distribution management and data reporting services in exchange for a fee.

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

Our allergy and respiratory products, if developed and launched, will compete with numerous prescription and non-prescription over-the-counter products targeting similar conditions, as well as prescription generic products.  In addition, a number of large pharmaceuticals companies produce pharmaceutical products, such as antihistamines, corticosteroids and anti-leukotriene agents that manage allergy and respiratory symptoms. Moreover, certain products that previously have been available by prescription only have been or could in the future be approved by the FDA for sale over-the-counter without a prescription at a lower price than competing prescription products, which could adversely affect our ability to successfully develop and market a competing prescription product.  The Symjepi™ (epinephrine) Injection 0.3mg product, if commercialized, will compete against other self-administered epinephrine products, including EpiPen, EpiPen Jr., Auvi-Q and Adrenaclick.  In addition, there has been market and regulatory focus during 2016 and 2017 on the prices to consumers of self-administered epinephrine products, which could exert downward pressure on the pricing of such products.  If our Symjepi™ (epinephrine) Injection 0.3mg product is introduced, competitors may reduce or otherwise modify the pricing of their existing products.  In addition, the company that markets the currently leading auto-injector product, EpiPen, has introduced an authorized generic version of the auto-injector product at a lower price than the EpiPen, other competing products have been introduced or prices on existing competing products have been reduced, and if additional competing products are introduced in the future, including generic or bioequivalent, or A/B rated, versions of one or more existing spring-loaded auto-injector devices, at lower prices than the current market leading products, the competitive success of our product could be adversely affected. The competitive success of our products could also be adversely affected by changes in the willingness of insurance companies and other third party payors to cover or reimburse some or all of the costs to consumers of our products.  Our APC-1000, APC-4000 and APC-6000 products, if developed and commercialized, are expected to compete with allergy inhaler and other products offered by several companies, including GlaxoSmithKline.

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

Our success will depend in part on our ability to:

●	obtain and maintain international and domestic patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;
●	prosecute and defend our patents;
●	preserve our trade secrets; and
●	operate without infringing the patents and proprietary rights of other parties.

We intend to continue to seek appropriate patent protection for product candidates in our research and development programs where applicable and their uses by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where possible, claims for composition of matter, medical uses, processes for preparation and formulations. As of December 31, 2017, the Company had: (i) 13 issued patents in the United States and 4 pending applications; (ii) 57 issued and 7 pending foreign patent applications, two of which has been allowed, relating to Epinephrine Injection, DPI and C31G. The issued patents and allowed patents applications expire between 2018 and 2041, not taking into account any potential patent-term extensions that may be available in the future.

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

Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Priority Review and Standard Review. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. For a Priority Review application, the FDA aims to complete the initial review cycle for New Molecular Entities, or NMEs, within six months of the 60 day filing date, and for non-NMEs within six months of the date of receipt. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Review NDAs for NMEs within ten months of the 60 day filing date, and for Non-NMEs within ten months of the date of receipt. Such dates are often referred to as the PDUFA dates. The FDA does not always meet its PDUFA dates for either Standard Reviews or Priority Reviews of NDAs. The review process and the PDUFA date may be extended by three months if the FDA requests or the sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA date. In addition, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to FDA requests for additional information or clarification, issuance of a complete response letter, difficulties scheduling an advisory committee meeting, negotiations regarding any required risk evaluation and mitigation strategies, FDA workload issues or other reasons. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application’s approval. The amount of time taken for the approval process is a function of a number of variables, including whether the product has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA.

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

Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through the FDA’s Advisory Committee process. An Advisory Committee will report to the FDA and make recommendations. Views of the Advisory Committee may differ from those of the FDA, and the FDA is not bound by the recommendations of an Advisory Committee. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use.

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

If the Section 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the Section 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement suit against the Section 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement lawsuit within 45 days of receipt of the notification regarding a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest to occur of 30 months beginning on the date the patent holder receives notice, expiration of the patent, settlement of the lawsuit, or until a court deems the patent unenforceable, invalid or not infringed. Even if a patent infringement claim is not brought within the 45-day period, a patent infringement claim may be brought under traditional patent law, but it does not invoke the 30-month stay. Moreover, in cases where a Section 505(b)(2) application containing a Paragraph IV certification is submitted after the fourth year of a previously approved drug’s five-year exclusivity period and the patent holder brings suit within 45 days of notice of certification, the 30-month period is automatically extended to prevent approval of the Section 505(b)(2) application until the date that is seven and one-half years after approval of the previously approved reference product. The court also has the ability to shorten or lengthen either the 30 month or the seven and one-half year period if either party is found not to be reasonably cooperating in expediting the litigation.

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

We successfully pursued a Section 505(b)(2) regulatory pathway for our Symjepi™ (epinephrine) Injection 0.3mg product, and we intend to pursue a Section 505(b)(2) regulatory filing in connection with our naloxone injection product, beclomethasone HFA and fluticasone DPI product candidates. Accordingly, if we rely in our regulatory filing on clinical trials conducted, or the FDA’s prior findings of safety and effectiveness, for a previously approved drug product that involves patents referenced in the Orange Book, then we will need to make the patent certifications or the Paragraph IV certification described above. If we make a Paragraph IV certification and the holder of the previously approved product that we referenced in our application initiates patent litigation within the time periods described above, then we will be subject to the risks of patent litigation, with the accompanying delay described above and potentially material expense of patent litigation, before we could commercially market our product.

In addition, even if we submit a 505(b)(2) application, such as we submitted for the Symjepi™ (epinephrine) Injection 0.3mg product and as we may submit for other future products, that relies on clinical trials conducted for a previously approved product where there are no patents for such other product with respect to which we have to provide certifications, we are subject to the risk that the FDA could disagree with our reliance on the particular previously approved product that we chose to rely on, conclude that such previously approved product is not an acceptable reference product, and require us instead to reference another previously approved product that involves patents referenced in the Orange Book, requiring us to make the certifications described above and subjecting us to the risks of delay and expense described above.

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

Pharmacy Regulation

Our compounding pharmacy business conducted by USC is subject to federal, state and local laws, regulations, and administrative practices, including, among others: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; HIPAA; PPACA and the Health Care and Education Reconciliation Act of 2012, collectively referred to as the Health Reform Law; statutes and regulations of the FDA and the U.S. Drug Enforcement Administration, or DEA; and state laws and regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the compounded formulations that USC sells. Some of the various federal and state laws and regulations which may govern or impact USC’s operations are described below.

USC’s pharmacy operations are regulated by both individual states and the federal government. Every state has laws and regulations addressing pharmacy operations, including regulations relating specifically to compounding pharmacy operations. These regulations generally include licensing requirements for pharmacists, pharmacy technicians and pharmacies, as well as regulations related to compounding processes, safety protocols, purity, sterility, storage, controlled substances, recordkeeping and regular inspections, among other things. State rules and regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding pharmacies. If our pharmacy operations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, USC's ability to operate in some states could be limited.

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

The DQSA also contained new Section 503B of the FDCA, which established an outsourcing facility as a new form of entity that is permitted to compound large quantities of drug formulations without a prescription, thus permitting the practice of anticipatory compounding, and distribute them out of state without limitation, if the drug formulations appear on the FDA’s drug shortage list or the bulk drug substances contained in the formulations appear on a list to be established by the FDA. Entities voluntarily registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspection, among other requirements. USC currently operates as a 503B outsourcing facility and cannot predict when FDA will issue, finalize, or enforce new guidance documents that affect our business practices. Several guidance documents from FDA are currently in draft form, which does not preclude them from being enforceable by FDA, and USC cannot predict or control when Final Guidance might be issued or if any changes from draft versions will be introduced. The DQSA prohibits compounding facilities, both 503A and 503B, from compounding products that are "essentially a copy" of approved drug products offered by traditional pharmaceutical manufacturers. In January 2018, the FDA published a Final Guidance on compounding from bulk ingredients and what it considers to be “essentially a copy” of approved drug products. This policy added the requirement that purchasers and prescribers document on each order and prescription the specific clinical need for the compounded medication.  Some purchasers and prescribers may be unwilling to complete this additional documentation resulting in decrease demand for the compounded drug products. Additionally, in January 2018, the FDA published a statement outlining its compounding priorities for 2018.  Included in this statement were references to forthcoming regulations on compounding from bulk drug substances, determination of clinical need, and a memorandum of understanding between FDA and State Boards of Pharmacy. Although as of the date of this Report we do not believe that the forthcoming regulations will have a material adverse effect on the business and results of operations of USC, regulations regarding these three topics, which are of general application to compounding pharmacies, potentially could limit the number and type of products USC is permitted to compound and interstate shipping of compounded medications, and could adversely affect sales of our compounded medications.

USC is taking actions in 2018 to separate a portion of its business activities into 503A prescriptions dispensed to individual patients and 503B compounds distributed to facilities and practitioners without a specific patient identified.  In December 2016, FDA issued Final Guidance for Industry entitled “Prescription Requirement Under Section 503A of the Federal Food, Drug, & Cosmetic Act.”  This guidance document outlines that traditional 503A pharmacies can only dispense prescriptions pursuant to receipt of a valid prescription for a specifically identified individual patient.  This December 2016 Guidance, in combination with the August 2015 Final Guidance for Industry “For Entities Considering Whether to Register as Outsourcing Facilities Under Section 503B of the Federal Food, Drug, & Cosmetic Act,” effectively makes compounding prescriptions for individual patients impractical as a 503B Outsourcing Facility and requires separate physical locations for 503A and 503B operations. The process to open, commission, and license the new facility is expected to require significant capital expenditures in 2018.

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

In July 2014, the FDA issued a draft guidance entitled: Industry Current Good Manufacturing Practice—Interim Guidance for Human Drug Compounding Outsourcing Facilities Under Section 503B of the FD&C Act. According to the FDA, this “interim guidance describes the FDA’s expectations regarding compliance with cGMP requirements” for Section 503B compounding facilities. The guidance also notes that the FDA intends to promulgate more specific cGMP regulations for such facilities, but that until “final regulations are promulgated, this guidance describes the FDA’s expectations” regarding outsourcing facility compliance with cGMP requirements for drugs during the interim period. We cannot predict when the guidance will be finalized. When finalized, the guidance for 503B outsourcing facilities regarding vendor qualification and incoming raw materials testing may be onerous and significantly increase the cost of USC’s compounded medications.

In June 2016, the FDA issued guidance entitled: “Interim Policy on Compounding Using Bulk Drug Substances. Under Section 503B of the Federal Food, Drug, and Cosmetic Act – Guidance for Industry.” According to the FDA, this guidance sets forth the FDA’s interim regulatory policy concerning compounding by outsourcing facilities registered under section 503B of the FDCA using bulk drug substances. Section 503B of the FDCA includes certain restrictions on the bulk drug substances that outsourcing facilities can use in compounding and directs the FDA to develop a list of bulk drug substances that can be used in compounding under that section. The FDA is developing that list of bulk drug substances, and this guidance describes the FDA’s interim regulatory policy regarding outsourcing facilities that compound human drug products using bulk drug substances while the list is being developed. In 2017, a pharmaceutical company filed suit against FDA alleging that the interim policy described above on compounding from bulk drug substances was an improper implementation of the 2013 Drug Quality & Security Act. In January 2018, the company and the FDA agreed to stay this lawsuit pending FDA releasing new guidance on this topic, anticipated to be in March 2018.

Compounding outsourcing facilities have historically been subject to FDA inspections on an irregular basis and are now subject to FDA inspections on a risk-based schedule in accordance with DQSA Section 503B(b)(4). Observations by the FDA of potentially violative conditions during inspections are required to be reported to facility management at the close of the inspection on FDA Form 483. It is common for such reports to be provided in connection with inspections of compounding outsourcing facilities, and observations may be further followed by Warning Letters and other enforcement actions as the FDA deems warranted. As described elsewhere under the heading “Business of U.S. Compounding, Inc. – Overview – Regulatory Matters,” USC has received Form 483 observations in the past following FDA facility inspections, including in 2014, 2015, and 2016. Following the August 2015 Form 483 observations, USC temporarily suspended production of sterile products and voluntarily recalled all lots of sterile products aseptically compounded and packaged by USC that remained within expiry, due to the FDA’s concern over a lack of sterility assurance.  Issuance of a Form 483 from FDA has the potential to result in additional regulatory restrictions from the various State Boards of Pharmacy that could limit business in those states on a temporary or permanent basis. Following the 2016 inspection, USC was issued a Form 483 listing inspectional observations. USC responded in writing in July 2016 and again in April 2017.  In October 2017, FDA issued a Warning Letter to USC summarizing its concerns from the 2015 and 2016 inspections.  USC provided FDA with a written response detailing corrective actions taken, including regarding differential pressures, facility design, environmental monitoring, product specifications, and suspension quality.  The agency stated in the Warning Letter that FDA inspections of USC’s location are expected on a regular basis.

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

Procurement quota requirements imposed by the DEA on USC’s purchases of materials containing controlled substances necessitate regular applications to the DEA for permission to purchase materials essential to the production of many of USC’s CSPs. Any inability to obtain authorization from the DEA to procure controlled drugs for use in USC’s business could adversely affect our business, financial condition and results of operations. In 2017, the DEA issued a statement indicating it would significantly decrease the procurement quotas it issued for opiates in an effort to curb the national opioid abuse crisis.  This decrease could limit USC’s ability to procure controlled substances and adversely impact our revenues and results of operations.

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

Agreements

Agreement Relating to Dry Powder Inhaler

On August 1, 2013, we entered into an agreement with 3M Company to exclusively license and, upon final payment acquire, assets relating to 3M Company’s patented Taper dry powder inhaler, or DPI, technology under development by 3M for the treatment of respiratory diseases. Pursuant to the agreement, we made an initial payment of $3.0 million to 3M and acquired an exclusive license to the assets for all indications in the dry powder inhalation field through December 31, 2013, and on December 27, 2013, we made a final payment to 3M of $7.0 million and the assets were transferred to us, with Adamis granting back to 3M a license to the intellectual property assets outside of the dry powder inhalation field. The intellectual property includes patents, patent applications and other intellectual property relating to the assets. The agreement includes certain other customary provisions, including representations and warranties, warranty disclaimers and indemnification provisions. We are utilizing the assets initially to develop a pre-metered inhaler device, referred to as DPI, for the treatment of respiratory diseases.

The design of the DPI uses proprietary 3M technology to store the active pharmaceutical ingredients on a microstructured carrier tape. Under the agreement, 3M and Adamis have agreed to work in good faith to negotiate and enter into a separate supply agreement providing for the supply of the drug delivery tape to be used with the product.

Employees

As of December 31, 2017, we had 108 full-time employees and 18 part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

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

Our corporate headquarters are located at 11682 El Camino Real, Suite 300, San Diego, CA 92130, and our telephone number is (858) 997-2400. Our website address is: www.adamispharmaceuticals.com. We have included our website address as a factual reference and do not intend it to be an active link to our website.

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

Our audited financial statements for the year ended December 31, 2017, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2017, indicating that we have incurred recurring losses from operations and are dependent on additional financing to fund operations, and that these factors raise substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in 2018 and thereafter, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions or sources, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We will require additional financing to continue as a going concern.

We incurred a net loss of approximately $25.5 million for the year ended December 31, 2017, and a net loss of approximately $19.4 million for the year ended December 31, 2016. At December 31, 2017, we had cash and cash equivalents of approximately $18.3 million, including approximately $1 million in restricted cash, accounts receivable of approximately $0.8 million and liabilities of approximately $11.9 million. The development of our business will require additional capital in 2018 and the future to help fund the commercialization of our Symjepi™ (epinephrine) Injection 0.3mg product whether or not we enter into a commercialization agreement with a third party, proceed with development of the naloxone injection, fluticasone DPI, and beclomethasone HFA product candidates, and conduct research and development of other product candidates, as well as to fund capital expenditures and our ongoing operations at USC and satisfy our obligations and liabilities. We have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

Statements in this Annual Report on Form 10-K concerning our future plans and operations are dependent on our ability to secure adequate funding and the absence of unexpected delays or adverse developments. We may not be able to secure required funding.

The statements contained in this Annual Report on Form 10-K concerning future events or developments or our future activities, such as concerning current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated meetings with the FDA or other regulatory authorities concerning our product candidates, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities in a timely manner. There can be no assurance that this will be the case. For example, as of the date of this Report, we have not commercially launched or entered into an agreement with a commercialization partner regarding our approved SYMJEPI Epinephrine PFS product. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain sufficient funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring which could adversely affect our business, financial condition and results of operations.

We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

We incurred net losses of approximately $25.5 million for the year ended year ended December 31, 2017, and a net loss of approximately $19.4 million for the year ended December 31, 2016. From inception through December 31, 2017, we have an accumulated deficit of approximately $114.0 million. We expect that these losses may increase as we continue our research and development activities, seek regulatory approvals for our product candidates and seek to commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

We are in the relatively early stage of operations and development of our current products and product candidates and have only a limited operating history on which to base an evaluation of our business and prospects. Even if we successfully obtain additional funding, we are subject to the risks associated with early stage companies with a limited operating history, including without limitation: the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; regulatory setbacks and delays; unexpected delays in commercialization of products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; fluctuations in expenses; and dependence on corporate partners and collaborators. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug technologies, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

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

The testing of human health care product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability and associated adverse publicity. We currently maintain liability insurance coverage of up to $3,000,000 and an excess liability insurance coverage of up to $6,000,000, with a $1,000,000 limit for each product liability claim. Such insurance policies are expensive and may not be available in the future on acceptable terms, or at all. As we conduct additional clinical trials and introduce products into the United States market, the risk of adverse events increases and our requirements for liability insurance coverage are likely to increase. We are subject to the risk that substantial liability claims from the testing or marketing of pharmaceutical products could be asserted against us in the future. There can be no assurance that we will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit our business.

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

Except for our facilities at USC that are utilized to prepare compounded formulations, we do not own or operate manufacturing facilities for clinical or commercial production of pharmaceutical product candidates, we do not have any experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we expect to depend on third-party contract manufacturers for the foreseeable future. Any performance failure on the part of our contract manufacturers could delay clinical development, regulatory approval or commercialization of our current or future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

We need FDA approval to market our products in the United States that are subject to regulatory approval, and similar approvals from foreign regulatory authorities to market products outside the United States. The production and marketing of such products and potential products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States and will face similar regulation and review for overseas approval and sales from governmental authorities outside of the United States. The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of our products that are subject to regulatory review, as well as the evaluation of manufacturing processes and contract manufacturers’ facilities, is lengthy, expensive and uncertain. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals. Many of the product candidates that we are currently developing must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, more difficult and more costly to bring our potential products to market, and we cannot guarantee that any of our potential products will be approved. Many products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we or our collaboration partners do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

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

With regard to our drug candidates that are approved by the FDA or by another regulatory authority, we are held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the drug candidates. Potentially costly follow-up or post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Previously unknown problems with the drug candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market. In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.

We intend to pursue Section 505(b)(2) regulatory approval filings with the FDA for our products where applicable. Such filings involve significant costs, and we may also encounter difficulties or delays in obtaining regulatory approval for our products. Similar difficulties or delays may also arise in connection with any Abbreviated New Drug Applications that we may file.

We submitted a Section 505(b)(2) NDA regulatory filing to the FDA in connection with our Symjepi™ (epinephrine) Injection 0.3mg product, and we intend to pursue Section 505(b)(2) NDA filings with the FDA in connection with our beclomethasone HFA, fluticasone DPI and naloxone injection product candidates. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

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

In addition, even if we submit a Section 505(b)(2) application, such as we may submit for other future products, that relies on clinical trials conducted for a previously approved product where there are no patents referenced in the Orange Book for such other product with respect to which we have to provide certifications, we are subject to the risk that the FDA could disagree with our reliance on the particular previously approved product that we chose to rely on, conclude that such previously approved product is not an acceptable reference product, and require us instead to rely as a reference product on another previously approved product that involves patents referenced in the Orange Book, requiring us to make the certifications described above and subjecting us to additional delay, expense and the other risks described above.

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

In both the United States and certain foreign jurisdictions, there have been and are expected to be a number of legislative and regulatory changes to the healthcare system in ways that could impact our ability to sell our products profitably, including the Patient Protection and Affordable Care Act signed into law in the United States in March 2010. Given the enactment of these laws and other federal and state legislation and regulations relating to the healthcare system, their impact on the biotechnology and pharmaceutical industries and our business is uncertain. The U.S. Congress continues to consider issues relating to the healthcare system, and future legislation or regulations may affect our ability to market and sell products on favorable terms, which would affect our results of operations, as well as our ability to raise capital, obtain additional collaborators or profitably market our products. Such legislation or regulation may reduce our revenues, increase our expenses or limit the markets for our products. In particular, we expect to experience pricing pressures in connection with the sale of our products due to the influence of health maintenance and managed health care organizations and additional legislative proposals.

We have limited sales, marketing and distribution experience.

We have limited experience in the sales, marketing, and distribution of pharmaceutical products. There can be no assurance that we will be able to establish sales, marketing, and distribution capabilities or make arrangements with collaborators or others to perform such activities or that such efforts will be successful. If we decide to market any products directly ourselves, we would be required to either acquire or internally develop a marketing and sales force with technical expertise and with supporting distribution capabilities. The acquisition or development of a sales, marketing and distribution infrastructure would require substantial resources, which may not be available to us or, even if available, could divert the attention of our management and key personnel and have a negative impact on further product development efforts.

We may seek to enter into arrangements to develop and commercialize our products. These collaborations, even if secured, may not be successful.

We have entered and sought to enter into arrangements with third parties regarding development or commercialization of some of our products or product candidates and may in the future seek to enter into collaborative arrangements to develop and commercialize some of our potential products both in North America and international markets. There can be no assurance that we will be able to negotiate commercialization or collaborative arrangements on favorable terms or at all or that our current or future collaborative arrangements will be successful. The amount and timing of resources such third parties will devote to these activities may not be within our control. There can be no assurance that such parties will perform their obligations as expected. There can be no assurance that our collaborators will devote adequate resources to our products.

If our potential products are unable to compete effectively with current and future products targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated.

The markets for our Symjepi™ (epinephrine) Injection 0.3mg product, our proposed HFA and DPI inhaler products and other allergy and respiratory products, are intensely competitive and characterized by rapid technological progress.  We face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide.  Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities, than we do.  Our Symjepi™ (epinephrine) Injection 0.3mg  product is expected to compete with a number of other currently marketed epinephrine products for use in the emergency treatment of acute allergic reactions, including anaphylaxis.  Certain companies have established technologies that may be competitive with our product candidates and any future products that we may develop or acquire.  Some of these products may use different approaches or means to obtain results, which could be more effective or less expensive than our products for similar indications.  In addition, many of these companies have more experience than we do in pre-clinical testing, clinical trials and manufacturing of compounds, obtaining FDA and foreign regulatory approvals, commercial launches, and brand name exposure and expertise in sales and marketing. We also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields.

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

If any product candidate that we develop does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide some additional patient benefit over the current standard of care, that product will likely not achieve market acceptance and we will not generate sufficient revenues to achieve profitability.

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

Our success will be dependent upon the efforts of our management team and staff, including Dennis J. Carlo, Ph.D., our chief executive officer. The employment of Dr. Carlo may be terminated at any time by either us or Dr. Carlo. We currently do not have key person life insurance policies covering any of our executive officers or key employees. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the operation of our business. Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel. If we are unable to attract new employees and retain existing key employees, the development and commercialization of our product candidates could be delayed or negatively impacted.

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

 At December 31, 2017, we had federal net operating loss carry forwards, or NOLs, of approximately $81 million which, subject to certain limitations, we may use to reduce future taxable income or offset income taxes due.  The NOLs will begin to expire in 2027. At December 31, 2017, the NOLs for state purposes were approximately $49 million, which will begin to expire in 2031.  Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carry forwards. Pursuant to Internal Revenue Code Section 382, the annual use of the NOLs and research and development tax credits could be limited by any greater than 50% ownership change during any three year testing period. Our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo additional ownership changes, our ability to use our NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may be materially limited in our ability to utilize our NOLs and credit carryforwards.

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

 In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

Risks Related to Our Compounding Pharmacy Business

Our Inability to Successfully Manage USC’s Operations Could Adversely Affect Our Operations; Need for Additional Financing.

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

USC could receive additional Section 483 observations from the FDA, warning letters or other communications from the FDA or state regulatory authorities, and federal or state proceedings alleging non-compliance with FDA requirements and other applicable federal or state regulatory legal requirements could adversely affect our business, financial condition and results of operations.

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

USC resumed production and shipment of CSPs in March - April 2016 following suspension of sterile compounding production during a portion of the second half of 2015 and the first quarter of 2016. Following the facility inspection in 2016, USC received a Form 483 listing inspectional observations, to which it responded, and subsequently received a warning letter to which it has responded. We cannot predict when or if we will receive additional Form 483 observations or other communications from the FDA or state regulatory authorities regarding USC’s compounding outsourcing facility or our CSPs. USC could be subject to additional regulatory action by the FDA and civil or criminal enforcement action by the Department of Justice under the FDCA, Federal False Claims Act, or other applicable statutes, as well as related private actions, as a result of previous, current or future FDA observations. USC’s suppliers and customers may negatively consider the Form 483 observations or Warning Letter issued to us when deciding to award contracts or continue or renew agreements. Other state and federal regulators and agencies may also consider the Form 483 observations and Warning Letter when conducting their own inspections, enforcement actions or approvals, including license renewals. Any such actions could significantly disrupt USC’s business and harm its and our reputation, resulting in a material adverse effect on our business, results of operations and financial condition.

USC’s compounded preparations and the pharmacy compounding industry are subject to regulatory and customer scrutiny, which may impair our growth and sales.

USC’s compounded preparations are prepared using active pharmaceutical ingredients and diluents sourced only from suppliers registered with FDA. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. As a 503B outsourcing facility, USC’s compounded formulations are not subject to the FDA approval process. The drug products available through branded and generic drug companies have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards.  In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. For example, the FDA has in the past requested that a number of compounding pharmacies conduct a recall of all non-expired, purportedly sterile drug products and cease sterile compounding operations due to lack of sterility assurance, and additional compounding pharmacies have suspended sterile production or voluntarily recalled certain sterile compounding products after an FDA inspection of the relevant facilities. As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these compounded formulations. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use USC’s compounded formulations could include the following, among others: applicable law limits our ability to discuss the efficacy or safety of USC’s formulations with potential users to the extent applicable data is available; and our compounded preparations are primarily sold on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit USC’s market and cause its and our business and operations to suffer.  An incident similar to the fungal meningitis outbreak in 2012, which was caused by a compounding pharmacy, could cause USC’s customers to reduce their use of outsourced compounded medications significantly or even stop using outsourced compounded medications altogether.  States have in the past enacted, and could in the future enact, regulations prohibiting or restricting the use of outsourcing compounded medication service providers in response to such incidents. Such prohibitions or restrictions on outsourced compounded preparations by states, or reduced customer demand as a result of an incident with compounded medication providers, could have a material adverse effect on USC’s and our business, results of operations and financial condition. In 2017, a lawsuit was filed by a pharmaceutical company, Endo International plc, alleging that FDA has improperly enforced DQSA related to its interim draft guidance on compounding from bulk drug ingredients. In January 2018, FDA and Endo agreed to stay this lawsuit pending FDA releasing new guidance on this topic, anticipated to be in March 2018.  This guidance could adversely impact our business and revenues from sales of sterile compounded drug formulation.

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

Many competitors that market and sell compounded preparations have longer operating histories and may have greater financial, marketing and other resources than we do.  We are significantly smaller than some of such competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of USC’s formulations or compete for market share in these sectors. These potential competitors could leverage existing resources and experience operating in industries that are subject to significant regulatory oversight in order to overcome certain barriers to entry. Consequently, competitors may be able to develop products and services competitive with, or superior to, USC’s products and services.  Furthermore, we may not be able to differentiate USC’s compounded preparations and services from those of our competitors, successfully develop or introduce new services—on a timely basis or at all—that are less costly than those of our competitors or offer customers payment and other commercial terms as favorable as those offered by our competitors. We expect competition to intensify as technology advances, such as those in the field of robotics and automation, and consolidation continues. Also, new developments by pharmaceutical manufacturers, such as increasing the number of abbreviated new drug applications, to cover less frequently used drug formulations, could render some or most of USC’s products or services obsolete.  In addition, the drug products available through branded and generic drug companies with which USC’s formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. USC’s compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, USC’s formulations. The DQSA prohibits compounding facilities, both 503A and 503B, from compounding products that are considered "essentially a copy" of approved drug products offered by traditional pharmaceutical manufacturers. In January 2018, FDA published Final Guidance on what it considers to be “essentially a copy” of approved drug products. This policy added the requirement that purchasers and prescribers document on each order and prescription the specific clinical need for the compounded medication.  Some purchasers and prescribers may be unwilling to complete this additional documentation resulting in decrease demand for the compounded drug products.

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

USC’s ability to generate revenues will be diminished if it fails to obtain acceptable prices.

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

USC currently derives, and expects to continue to derive, a significant portion of its revenue from end-user customers that are members of group purchasing organizations, or GPOs. USC is also a member of one or more GPOs.  GPOs negotiate pricing arrangements that are then made available to a GPO’s affiliated hospitals and other members.  GPOs provide end-users access to a broad range of pharmaceutical products and services from multiple suppliers at competitive prices and, in certain cases, exercise influence over the purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs in an effort to lower costs. Maintaining USC’s contractual relationships with GPOs will, we believe, help allow USC to continue to provide outsourced compounded formulations, offer a broad product line, and remain price competitive, and failure to maintain such relationships could adversely affect USC’s ability to obtain supplies at competitive prices. The GPOs with which USC currently has contractual relationships, or other GPS, may have relationships with USC’s customers, and as such the GPOs may influence the customers’ buying patterns regarding USC’s products or those of our competitors.  If we are unable to maintain USC’s relationships with GPOs, USC’s and our business, financial condition and results of operations could be adversely affected.

USC relies on third parties to provide active pharmaceutical ingredients and components.  If these third parties do not deliver as expected, if USC’s agreements with them terminate or if the FDA prohibits use of these active pharmaceutical ingredients, USC’s and our business, financial condition, and results of operations could be adversely affected.

USC has contractual relationships with pharmaceutical manufacturers and other suppliers of active pharmaceutical ingredients and containers. Any changes to these relationships, including, but not limited to, a loss of a supplier relationship, product shortages or changes in pricing, could have an adverse effect on USC’s and our business, financial condition and results of operations.

USC’s business depends to a significant extent on the reliable delivery of drugs from its key suppliers, some of which provide favorable terms in exchange for USC’s or our commitment to purchase minimum volumes of, or in some cases all of USC’s needs for, one or more drugs. We strive to identify and maintain relationships with more than one source for active pharmaceutical ingredients and containers used in USC’s CSPs. If a drug for which we have not qualified an alternative source becomes unavailable, we may not be able to identify and qualify a replacement supplier or may suffer a delay in doing so, which could adversely affect USC’s and our revenues.  Further, we may not receive the same pricing from an alternative supplier.  A price increase resulting from using alternative suppliers or due to a shortage of a particular drug, a manufacturer gaining an exclusive right to market and sell a given drug, or any other reason could make USC’s compounded preparations containing that drug more expensive, and therefore potentially less attractive, to USC’s customers. In addition, active pharmaceutical ingredients and containers that we purchase may not always be available in sufficient quantities to meet USC’s needs and the needs of USC’s customers. Some pharmaceutical ingredients are only available through a single supplier and may be subject to limits on distribution.  Additionally, some of the containers that USC uses in its compounded preparations are particular to a supplier, and USC’s customers may use a drug delivery system of a particular supplier. Therefore, if there is a shortage or interruption in the supply of a certain supplier’s containers, USC may not be able to sell compounded preparations in alternative containers to certain of its customers. USC regularly searches for and qualifies backup vendors for ingredients and components to improve supply chain security and business continuity. In addition, there is a risk that one or more suppliers could be acquired by another company that owns registered 503B outsourced compounding facilities, in which case we could be required to purchase ingredients or containers from a competitor, which could harm our business.

The FDA issued a statement in January 2018 that indicated it intended to publish updated guidance on compounding from bulk active pharmaceutical ingredients. A substantial majority of USC’s compounded drug products are made from active pharmaceutical ingredients, and if the updated policy diminishes USC’s ability to continue to use these materials there could be an adverse effect on our ability to produce compounded drug products. USC could be required to change to utilizing approved drug products to produce its compounds, leading to increases in materials costs and decreases in production efficiency. Additionally, as the updated policy will impact all 503(B) outsourcing facilities, there is potential for supply chain shortages of the approved drug products.

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

A disruption in USC’s operations, including as a result of cybersecurity or other system failures, or the delivery of compounded preparations to customers could damage relations with customers.

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

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the merger agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the Company or USC in connection with the merger, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the Loan Documents.  The lender in all of the USC Loan Documents was First Federal Bank and/or its successor Bear State Bank, referred to as Lender or the Bank. In November 2016, we entered into amendments of these loan agreements with the Bank. Pursuant to the assumed amended loans are required to make current periodic interest and principal payments under the Amended Loan Documents, in an amount of approximately $57,000 per month; the amount of required interest payments is subject to change depending on future changes in interest rates.  We also entered into a loan and security agreement with the Lender, referred to as the Adamis Working Capital Line, pursuant to which we may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement. Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly.  As amended effective March 31, 2017, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to our loan agreement with the Bank, are due and payable on March 1, 2018, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents. In March 2018, we agreed with the lender to extend the maturity date of this loan to June 1, 2018. Our obligations under the Adamis Working Capital Line are secured by certain collateral, including without limitation our interest in amounts that we have loaned to USC; a warrant that we issued to the Lender to purchase up to 1,000,000 shares of our common stock at an exercise price equal to par value per share, only exercisable by Lender if we are in default under the loan documents and if the Lender delivers a notice to us and we do not cure the default within the applicable cure period; and our Certificate of Deposit ("CD") with the Lender of approximately $1,000,000.  Further, if at any time before the repayment of the loan, the value of the sum of (i) the amount of the funds in the CD, plus (ii) the product of: (A) the number of unexercised shares under the warrant multiplied by (B) the value of our common stock, falls below the product of (Y) 1.5 multiplied by (Z) the outstanding principal balance of the note evidencing the Adamis Working Capital Line, then following delivery of a notice from the Bank to us, we will either: (1) amend the warrant or provide an additional warrant to provide Lender with rights to purchase additional shares of common stock; or (2) reduce the principal balance of the note to bring us in compliance with the requirements set forth above, and failure to comply with this requirement after notice from Lender is an event of default under the loan documents.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Prior to its acquisition by us, USC was a private company and has not previously been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC or other corporate governance requirements.

USC was a private company, and prior to its acquisition by us in April 2016 has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As a result, we are required to implement the appropriate internal control processes and procedures over USC’s financial accounting and reporting. The combined company may incur significant legal, accounting and other expenses in efforts to ensure that USC meets these requirements.  Implementing the controls and procedures at USC that are required to comply with the various applicable laws and regulations may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in such an implementation could adversely affect our business, financial condition and operating results.

If we are unable to maintain an effective sales and marketing infrastructure, USC’s success in selling products will be inhibited.

If USC’s sales increase in the future, it may need to expend significant resources to further grow its sales and marketing employees and internal infrastructure and properly train sales personnel, including without limitation with respect to regulatory compliance matters. We may also choose to engage or enter into other arrangements with third parties to provide sales and marketing services for USC. We may not be able to secure sales personnel or relationships that are adequate in number or expertise to successfully market and sell USC’s products and services. A failure to maintain compliant and adequate sales and marketing capabilities could have a material adverse effect on USC’s and our business, financial conditions and results of operations.

USC’s formulations and technologies could potentially conflict with the rights of others.

The preparation or sale of USC’s formulations and use of USC’s technologies may infringe on the patent or other intellectual property rights of others.  If USC’s products infringe or conflict with the patent or other intellectual property rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin our manufacturing and marketing of the affected products.  Patent litigation is costly and time consuming and may divert management’s attention and our resources.  We may not have sufficient resources to bring any such actions to a successful conclusion.  If we are not successful in defending against these legal actions should they arise, we may be subject to monetary liability or be forced to alter our products, cease some or all of our operations relating to the affected products, or seek to obtain a license in order to continue manufacturing and marketing the affected products, which may not available on acceptable terms or at all. The lawsuit filed against FDA by Endo in 2017 and the suits filed by Allergan against a number of compounding facilities indicate the traditional pharmaceutical manufacturing industry is aggressively defending its patent and intellectual property rights as they perceive them. This trend could progress to include some of USC’s compounded drug product formulations, resulting in legal expenses and potential product discontinuation.

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

Further, the FDA seeks to limit, under Section 503A of the FDCA, the amount of compounded products that a pharmacy not registered as an outsourcing facility under Section 503B of the FDCA can dispense interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (“MOU”) with each state setting forth limits on interstate compounding.  The draft standard MOU presented by the FDA in February 2015 would limit interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month, with the excess considered by the FDA as an “inordinate amount.”  The FDA stated in guidance issued in February 2015 that it would not enforce interstate restrictions until after it published a final standard MOU and made it available to states for signature for some designated period of time. If the final standard MOU was released but not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state and not registered as an outsourcing facility would be limited to quantities not greater than 5% of total prescription orders dispensed or distributed by the pharmacy (the 5% rule); however, we are not aware that the FDA currently enforces or has in the past enforced the 5% rule and, under current draft guidance, the FDA has stated that it would not enforce the 5% rule until a standard MOU has been made available to states for signature. The FDA originally proposed a 180-day period for states to agree to a final MOU after the final version was presented, after which it would begin to enforce the 5% rule.  In January 2018, the FDA released a “2018 Compounding Policy Priorities Plan” (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. One of the priorities outlined in the 2018 Compounding Plan addressed the current status of the MOU and the FDA’s plan to release a revised MOU (the “Revised MOU”). Pursuant to statements made by the FDA in the 2018 Compounding Plan, the Revised MOU would consider amounts shipped interstate by a compounder to be inordinate amounts if the “number of prescriptions of compounded drugs distributed interstate during any calendar month is greater than 50 percent.” Instead of that number serving as a “hard limit, for state action,” the 50% target would trigger certain additional reporting requirements. The FDA indicated that the Revised MOU would also provide states more time to report to the FDA, and flexibility on identifying when amounts are inordinate, considering the size and scope of compounding operations. Until the Revised MOU is issued and presented to states to consider, the extent of interstate dispensing restrictions imposed by Section 503A is unknown. However, if the final Revised MOU contains a 50% limit on interstate distribution, dependent on the additional reporting requirements to be outlined in the Revised MOU, certain aspects of our pharmacy operations could be limited.

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

The FDA and other governmental entities enforce compliance with regulations and guidance through periodic risk-based inspections.  We received FDA Form 483 observations following inspections in 2014, 2015 and 2016. If any of these entities were to deem inspectional observations at USC’s facilities or our responses to such observations to be unsatisfactory, operations at such facility could be interrupted or halted, and we may incur unanticipated compliance expenditures and be subject to enforcement actions such as recall or seizure of USC products, injunctions, civil penalties and criminal prosecution. In addition, any regulatory deficiencies or suspension resulting in compounding interruptions or halts may disrupt USC’s or our ability to meet our production and contractual obligations to USC’s customers and lead to significant delays in the availability of USC’s compounded preparations, which could have a material adverse effect on USC’s and our business, results of operations and financial condition. Similarly, any adverse publicity associated with any such events could have a material impact on USC’s and our reputation and results of operations.

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

The market price of our common stock may fluctuate substantially. For example, from January 2016 to December 31, 2017, the market price of our common stock has fluctuated between $2.50 and $10.12. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;
●	the timing of, or delay in the timing of, commercial introduction of any of our product;
●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on products that would compete with our product candidates;
●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	period-to-period fluctuations in our financial results;
●	publicity or announcements regarding regulatory developments relating to our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or potential legal proceeding; or
●	other potentially negative financial announcements, such as a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

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

Our stockholders may experience significant dilution as a result of any additional financing using our securities, or as the result of the exercise or conversion of our outstanding securities.

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

We expect to incur research, development and selling, general and administrative costs, and to satisfy our funding requirements we may need to sell additional equity securities, which may be subject to registration rights, and warrants with anti-dilutive protective provisions. Future sales in the public market of our common stock, or shares issued upon exercise of our outstanding stock options, warrants or convertible securities, or the perception by the market that these issuances or sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon the sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

As of February 28, 2018, we had 33,389,410 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of February 28, 2018, we had reserved for issuance 9,203,425 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.46 per share, and we had outstanding warrants to purchase 3,189,052 shares of common stock. Subject to applicable vesting requirements, upon exercise of these options or warrants, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options.

Some of our outstanding warrants may result in dilution to our stockholders.

As of December 31, 2017, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 2,189,052 shares of common stock, including the 2,075,846 shares of common stock issuable upon exercise of Common Stock warrants, at a weighted average exercise price of $3.61 per share. As of December 31, 2017, 1,000,000 shares of our common stock were issuable upon exercise of warrants at an exercise price equal to the par value of $0.0001 per share that we issued to the Bank as collateral for the $2 million working capital line of credit, exercisable only if the Company is in default under the loan agreement or related bank documents; and 2,075,846 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following private placement transactions: warrants to purchase 1,183,432 shares at an exercise price of $4.10 per share in our January 2016 Series A-1 Convertible Preferred Stock transaction; warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; and warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of February 28, 2018, our directors, executive officers and their respective affiliates owned approximately 4.1% of our outstanding shares of common stock and our largest stockholder owned approximately 4.9% of the outstanding shares of our common stock. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal headquarters consisting of approximately 7,525 square feet of leased premises is located at 11682 El Camino Real, Suite 300, San Diego, CA  92130. The Company previously entered into a lease agreement to lease the space with a term commencing December 1, 2014 (as amended, the “Lease”).  The lease has a basic term expiring four years after the commencement date, and the Company has an option to extend the term of the lease for an additional three years.  Average rent during the term will be $23,304 per month, with a deposit of $170,000 paid in November 2014.  Through December 2017, $127,500 of the deposit was applied to rent and the balance of deposit as of December 31, 2017, was $42,500.

On December 29, 2017, the Company entered into a First Amendment to Lease (the “Amendment") with the Lessor of the space, amending the Lease.  Pursuant to the Amendment, the Company and Lessor agreed to extend the term of the Lease through November 30, 2023. The Amendment provides that the Company will pay its current base rent through November 30, 2018.  Commencing on December 1, 2018 base rent will initially be $28,219 per month for the first 12 months and will increase annually to $31,760 for the 12 months ending November 30, 2023. The Amendment also provides for one option to expand pursuant to which the Company has a right of first refusal for an additional 3,457 square feet of certain office space within the property.

The Company's wholly owned subsidiary, USC, occupies a Company owned property consisting of approximately 16,065 square feet, two-story, office building/laboratory in a lot of approximately 1.65 acres located at 1270 Don's Lane, Conway, Arkansas 72032. The Company has entered into a lease agreement for the planned expansion of the Company's compounding business, to lease a building consisting of approximately 44,880 square feet located in Conway, Arkansas. The agreement provides for an initial base rent of $12,155 per month for the first 12 months and will increase to $12,895 for the 12 months ending November 30, 2020. Average rent during the term will be $12,523 per month, with a previously deposit of $12,155.

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

	High	Low
Fiscal 2016
First Quarter (January 2016 to March 2016)	$6.63	$4.02
Second Quarter (April 2016 to June 2016)	$10.12	$2.62
Third Quarter (July 2016 - September 2016)	$3.47	$2.57
Fourth Quarter (October 2016 to December 2016)	$3.35	$2.50
Fiscal 2017
First Quarter (January 2017 to March 2017)	$4.60	$3.00
Second Quarter (April 2017 to June 2017)	$5.75	$3.50
Third Quarter (July 2017 to September 2017)	$5.65	$4.35
Fourth Quarter (October 2017 to December 2017)	$5.65	$3.50

As of December 31, 2017, we had approximately 91 common stock holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2017, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders	6,726,594	$5.05	1,366,295

(1)	Excludes shares issuable upon exercise of restricted stock units, which do not have an exercise price.

(2)	Under the Company’s 2009 Equity Incentive Plan, the number of shares available for issuance under the plan increases automatically increase on January 1st of each year in an amount equal to the lesser of (i) five percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser number of shares of Common Stock determined by the board of directors before the start of a calendar year for which an increase applies. On January 1, 2018, pursuant to the provisions of the 2009 Plan, 1,669,471 shares were added to the shares reserved for issuance pursuant to awards under the 2009 Plan (see Notes 18 and 20).

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during the year ended December 31, 2017, has previously been reported in reports on Form 10-Q and reports on Form 8-K that we filed during that fiscal year.

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

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in the therapeutic areas of respiratory disease and allergy.  Our products and product candidates in the allergy and respiratory markets include Symjepi™ (epinephrine) Injection 0.3mg which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis; Symjepi™ (epinephrine) Injection 0.15mg which is intended for use in the treatment of anaphylaxis for patients weighing 33-65 pounds for which the company submitted a supplemental new drug application, or sNDA, to the FDA in November 2017; a naloxone injection product candidate (APC-6000) based on the approved Symject™ injection device and intended for the treatment of opioid overdose for which the company submitted an investigational new drug application, or IND, in December 2017; and a beclomethasone metered dose inhaler product candidate (APC-1000) intended for the treatment of asthma and for which the company submitted an IND in January 2018; and fluticasone (APC-4000) dry powder inhaler, or DPI, product candidate for the treatment of asthma.  Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit a New Drug Applications, or NDA, under Section 505(b)(2), or Section 505(j) Abbreviated New Drug Applications, or ANDA, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

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

Symjepi™ (epinephrine) Injection 0.3mg Product

On June 15, 2017, FDA approved the Company’s Symjepi™ (epinephrine) Injection 0.3mg  product for the emergency treatment of allergic reactions (Type I) including anaphylaxis. Symjepi™ (epinephrine) Injection 0.3mg is intended to deliver a dose of epinephrine, which is used for emergency, immediate administration in acute anaphylactic reactions to insect stings or bites, allergic reaction to certain foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis.

On November 27, 2017, we submitted an sNDA to the FDA for a lower dose version (0.15mg). Symjepi™ (epinephrine) Injection 0.3mg is designed for patients weighing 66 pounds or greater. The lower dose Symjepi™ (epinephrine) Injection 0.15mg product candidate is intended for patients weighing 33 to 66 pounds.  On February 9, 2018, we received correspondence from the FDA indicating that the agency had determined that the sNDA was sufficiently complete to permit a substantive review.  The agency indicated that no potential review issues were identified as of the date of the correspondence and that if no major deficiencies were identified in the agency’s continued review, the agency was targeting September 3, 2018, to communicate proposed labeling and, if necessary, any post-marketing requirement or commitment requests.  There can be no assurances regarding the timing of outcome of the FDA’s review of our sNDA.

 In connection with our process of exploring commercialization options for Symjepi™ (epinephrine) Injection 0.3mg in the U.S. market after the FDA approval, we retained an investment bank to assist us. We determined to engage in a process with the goal of maximizing the value of the asset. The process has been ongoing and as of the date of this Report, we are in discussions with potential partners regarding commercialization of the product.  However, the timing of a commercial launch will depend on a number of factors, including without limitation whether we enter into an agreement with a commercialization partner and, if we enter into such an agreement, the terms of any such agreement and the plans of the commercialization partner.  As a result, there are no assurances regarding whether we will enter into an agreement with a commercialization partner, when we may enter into any such agreement, or the date of a commercial launch of Symjepi™ (epinephrine) Injection 0.3mg. If we do not enter into an agreement with a commercialization partner, then we anticipate that we would seek to commercialize the product ourselves, which would require additional expenditures.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended December 31, 2017 and 2016 indicating that we have incurred recurring losses from operations and are dependent on additional financing to fund operations, and that these conditions raise substantial doubt about our ability to continue as a going concern. As of December 31, 2017, we had cash and cash equivalents of approximately $18.3 million, including approximately $1.0 million in restricted cash, an accumulated deficit of approximately $114.0 million, and liabilities of approximately $11.9 million. We anticipate that we will need significant funding during 2018 to continue operations, satisfy our obligations, fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein for the year ended December 31, 2017, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds in 2018, from debt or equity financing, sales of assets, sales or out-licenses of intellectual property or technologies, or from a business combination or a similar transaction, we could exhaust our resources and be unable to continue operations at anticipated levels or at all.

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

Funding that we may receive during fiscal 2018 is expected to be used to satisfy existing obligations and liabilities and working capital needs, to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates, to begin building working capital reserves and to fund a number of projects, which may include, without limitation, some or all of the following:

●	commercialization of our Symjepi™ (epinephrine) Injection 0.3mg product;
●	continue development of our allergy and respiratory product candidates;
●	continue development of the DPI product candidates;
●	pursue the development of other product candidates that we may develop or acquire;
●	fund clinical trials and seek regulatory approvals;
●	expand research and development activities;
●	access manufacturing, commercialization and sales capabilities;
●	implement additional internal systems and infrastructure;
●	maintain, defend and expand the scope of our intellectual property portfolio;
●	acquire products, technologies, intellectual property or companies and support continued development and funding thereof;
●	hire additional management, sales, research, development and clinical personnel; and
●	help fund the operations and capital expenditures of USC.

Results of Operations

Our consolidated results of operations are presented for the year ending December 31, 2017 and for the year ending December 31, 2016.

Years Ended December 31, 2017 and 2016

Revenues

            Revenues were approximately $13,073,000 and $6,474,000 for the years ended December 31, 2017 and 2016, respectively. Revenues for the year ended December 31, 2016 were adversely affected by the suspension of production of USC’s sterile compounded formulations, product recall and remediation efforts in the third and fourth quarters of 2015 and the first quarter of 2016. USC resumed production and sales of compounded sterile formulations in March and April 2016. The suspension of production and sales of compounded sterile formulations adversely affected USC’s relationships with certain of its customers and adversely affected sales of compounded sterile formulations in 2016. The increase in revenues for the year ended 2017 compared to the comparable period of 2016 was primarily due to the revenues of USC for the first quarter of 2016 and through the April 11, 2016, acquisition date not being included in our revenues for 2016 as well as an increase in the volume of sales of USC’s compounded pharmaceutical formulations resulting in part from increased sales and marketing personnel and efforts. Although our goal is to increase revenues from sales of compounded formulations and preparations by USC, we cannot provide any assurances regarding the level of revenues and profitability in future periods from sales of compounded formulations and preparations by USC.

Cost of Sales

          Cost of sales was approximately $7,420,000 and $4,854,000 for the years ended December 31, 2017 and 2016, respectively. The cost of goods sold for the year ended December 31, 2016 consists of cost of goods sold of compounded formulations by USC after the April 11, 2016 acquisition date, but does not include the cost of goods sold of USC before the closing date of the acquisition. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The cost of goods sold did not increase proportionately with the increase in revenue from the twelve months ended December 31, 2016 compared to 2017, primarily because of production efficiencies achieved in 2017.

Selling, General and Administrative Expenses

              Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the years ending December 31, 2017 and 2016 were approximately $22,819,000 and $17,128,000, respectively. The increase in the 2017 period compared to 2016 was primarily due to an increase of approximately $4,725,000 in SG&A expenses relating to our USC subsidiary, which to a significant extent resulted from the fact that SG&A expenses of USC for the first quarter of 2016 and through April 11, 2016, before the date of our acquisition of USC, are not included in our SG&A expenses for the 2016 period. The increase in SG&A expenses relating to USC was also attributable to increases in compensation expenses associated with increased sales revenues from USC compounded formulations; compensation expenses of USC employees, which includes salaries and wages, stock options and employee benefits; and expenses associated with other sales and marketing activities. Compensation expense for SG&A employees increased by approximately $966,000 for the year ended December 31, 2017, compared to the comparable period of 2016, primarily due to new hires, salary increases, stock options granted, monthly accrual of bonus, and the fact that compensation expense for 2016 did not include USC compensation expense through April 11, 2016.

Research and Development Expenses

                 Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $7,527,000 and $9,697,000 for the years ended December 31, 2017 and 2016, respectively. The decrease in research and development expenses for the year ended December 31, 2017, compared to the comparable period of the prior year was primarily due to a reduction of approximately $5,546,000 in development costs of our product candidates, including our Dry Powder Inhaler (DPI) products, Symjepi™ (epinephrine) Injection 0.3mg, APC-2000, APC-100, and TeloBVax product candidates. This amount was partially offset by an increase of approximately $1,295,000 in development costs attributed to the APC-1000 and APC-6000 product candidates. Compensation expense for Research and Development employees increased by approximately $600,000 for the year ended December 31, 2017, compared to the comparable period of 2016, primarily due to new hires, salary increases, stock options granted and monthly accrual of bonus. Included in our research and development costs for 2017 are approximately $742,000 worth of inventory damaged resulting from the transport not complying with the controlled temperature requirement and $740,000 of reserve against inventory that is expected to expire before resale.

Impairment Expense

Impairment expenses for the years ended December 31, 2017 and 2016 were approximately $96,000 and $0, respectively. The impairment expense was attributable to assets damaged during a flood at an off-site facility at USC.

Other Income (Expenses)

         Other Income (Expense) consists primarily of expense on inducement to exercise warrants, interest expense, loss on asset disposal, change in fair value of warrants and change in fair value of derivative liabilities. Other income (expense) for the years ended December 31, 2017 and 2016 was approximately ($1,089,000) and $1,192,000, respectively.  The decrease in other income and increase in other expenses in 2017, compared to 2016, was primarily due to the exercise and cancellation of warrants and derivatives which accounted for approximately $1,397,000 of income in 2016, the increase in debt related expense (Interest Expense) of approximately $17,000 in 2017, approximately $960,000 of warrant exercise inducement expenses incurred by the Company in 2017 and was partially offset by the increase of interest income of approximately $93,000 for the year ended 2017.  The expenses relating to inducement to exercise warrants was in connection with the transactions entered into by the Company in the third quarter of 2017 with certain warrant holders to exercise certain warrants at a reduced exercise price.  The increase in debt related expenses for the year ended December 31, 2017, compared to the comparable period in 2016 was due to interest payments related to the working capital loan in the principal amount of $2.0 million and other bank loan obligations assumed in connection with the acquisition of USC in April 2016.

Income Tax Benefit

            The income tax benefit for the years ended December 31, 2017 and 2016 was approximately $339,000 and $4,575,000 respectively. The income tax benefit for 2016 reflected the tax benefit arising from the recognition of a deferred tax liability related to the identifiable intangibles recorded in connection with the Company’s acquisition of USC, and resulted from a reassessment of the valuation allowance in accordance with the generally accepted accounting principles for reporting business combinations. The income tax benefit does not result in any cash saving benefits to the Company. The income tax benefit for 2017 reflected the remeasurement of the net deferred tax liability as part of the Tax Cuts and Jobs Act, enacted on December 22, 2017. See Note 19 to the financial statements appearing elsewhere herein.

Liquidity and Capital Resources

We have incurred net losses of approximately $25.5 million and $19.4 million for years ended December 31, 2017 and 2016, respectively. Since our inception, June 6, 2006, and through December 31, 2017, we have an accumulated deficit of approximately $114.0 million. Since inception and through December 31, 2017, we have financed our operations principally through debt financing and through public and private issuances of common stock and preferred stock. Since inception, we have raised a total of approximately $135 million in debt and equity financing transactions, consisting of approximately $23.5 million in debt financing and approximately $111.4 million in equity financing transactions. We anticipate that we will need significant additional funding during 2018 to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners, and from revenues from our sale of compounded pharmacy formulations. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures. Assuming adequate funding, we anticipate that we may make capital expenditures during 2018 of at least approximately $5 million to $6 million including, without limitation, expenditures relating to a new USC facility and the construction of manufacturing assembly lines for our Symjepi™ (epinephrine) Injection 0.3mg product and naloxone (APC-6000) product candidate. As part of our acquisition of USC in April of 2016, the Company assumed debt of approximately $5.7 million and entered into a secured $2 million line of credit agreement, both of which were included in the debt financing of $23.5 million referenced above.

Net cash used in operating activities from continuing operations for the years ended December 31, 2017 and 2016 were approximately $15.1 million and $21.2 million, respectively. Net cash used in operating activities decreased primarily due to the increase in accounts payable, accrued other expenses, accrued bonuses and a reduction in accounts receivable as compared to 2016.

Net cash provided by (used in) investing activities was approximately ($2,088,000) and $261,000 for years ended December 31, 2017 and 2016, respectively. The net cash used in investing activities increased primarily due to the purchase of additional equipment.

Net cash provided by financing activities was approximately $30.5 million and $21.9 million for the years ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities increased primarily due to the issuance of common stock and exercise of warrants by certain private investors.

Loan Agreements

In connection with our acquisition of USC and the transactions contemplated by the merger agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the Company or USC in connection with the Merger, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the Loan Documents.  The lender in all of the USC Loan Documents was First Federal Bank and/or its successor Bear State Bank, referred to as Lender or the Bank.  In November 2016, we entered into amendments of our loan agreements with the Bank. Under the loan agreements, we are required to make current periodic interest and principal payments under the Amended Loan Documents, in an amount of approximately $57,000 per month; the amount of required interest payments is subject to change depending on future changes in interest rates.  The balances of the USC Working Capital Line, Building Loan and Equipment Loan are due and payable on February 28, 2018, August 8, 2019 and October 1, 2019, respectively. There was no outstanding balance on the USC Working Capital Line at its maturity date, and that agreement has not currently been renewed or extended. Though the maturity dates of the USC loans may be extended at later dates. We also entered into a loan and security agreement with the Lender, referred to as the Adamis Working Capital Line, pursuant to which we may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement. Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly.  As amended effective March 31, 2017, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to our loan agreement with the Bank, are due and payable on March 1, 2018, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents. In March 2018, we agreed with the lender to extend the maturity date of this loan to June 1, 2018. Our obligations under the Adamis Working Capital Line are secured by certain collateral, including without limitation our interest in amounts that we have loaned to USC; a warrant that we issued to the Lender to purchase up to 1,000,000 shares of our common stock at an exercise price equal to par value per share, only exercisable by Lender if we are in default under the loan documents and if the Lender delivers a notice to us and we do not cure the default within the applicable cure period; and our Certificate of Deposit ("CD") with the Lender of approximately $1,000,000.  Further, if at any time before the repayment of the loan, the value of the sum of (i) the amount of the funds in the CD, plus (ii) the product of: (A) the number of unexercised shares under the warrant multiplied by (B) the value of our common stock, falls below the product of (Y) 1.5 multiplied by (Z) the outstanding principal balance of the note evidencing the Adamis Working Capital Line, then following delivery of a notice from the Bank to the Company, the Company will either: (1) amend the warrant or provide an additional warrant to provide Lender with rights to purchase additional shares of common stock; or (2) reduce the principal balance of the note to bring us in compliance with the requirements set forth above, and failure to comply with this requirement after notice from Lender is an event of default under the loan documents.

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

As noted above under the heading “Going Concern and Management Plan,” through December 31, 2017, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding in the near future, our cash resources will be depleted and we will be required to materially reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from sales of specialty pharmaceutical products, and during this period Adamis will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding. As noted under the heading Recent Developments, the Company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities.

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

          Inventories. Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, work-in-process, currently marketed products, and device supplies. Monthly, the Company reviews the expiration dates of the raw materials, work-in-process and finished goods inventory, and a reserve for obsolescence is recorded based on the expiration dates.

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

          We performed an impairment analysis as of December 31, 2017 and 2016, and no impairment of goodwill or acquired intangibles was identified.

Claims Liabilities. Our USC subsidiary was self-insured up to certain limits for health insurance through February 28, 2017. Beginning March 1, 2017, USC elected to participate in a fully insured health insurance plan. The Claims Payable related to the self-insured plan at December 31, 2017 and 2016 was $0 and approximately $126,000, respectively.

Deferred Income Taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of such assets and liabilities. The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding the future realization of such assets, which is based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Until such time as the Company can demonstrate that it will no longer incur losses, or if the Company is unable to generate sufficient future taxable income, it could be required to maintain the valuation allowance against its deferred tax assets. The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, beginning in 2018. At December 31, 2017, the Company had not completed its accounting assessment for the tax effects of the enactment of the Act; however, the Company believes that it has made a reasonable estimate of the effects on the existing deferred tax balances.

Stock-Based Compensation. We account for stock-based compensation transactions in which we receive employee services in exchange for options to purchase common stock. Stock-based compensation cost for restricted stock units or RSUs is measured based on the closing fair market value of our common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.

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

Off Balance Sheet Arrangements

At December 31, 2017, we did not have any off balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Accounting Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Principal Executive Officer and Accounting Officer concluded that disclosure controls and procedures were effective as of December 31, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017, based on those criteria. Effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Mayer Hoffman McCann, P.C., an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting.  The report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Adamis Pharmaceuticals Corporation and Subsidiaries:

Opinion on Internal Control over Financial Reporting

We have audited Adamis Pharmaceuticals Corporation and Subsidiaries’ (“Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for year ended December 31, 2017 of the Company and our report dated March 15, 2018 expressed an unqualified opinion that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 15, 2018

Changes in Internal Controls

There has been no change during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc.		8-K	10/26/04
3.1	Restated Certificate of Incorporation of the Registrant		S-8	03/17/14
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated August 19, 2014		8-K	08/20//14
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock		8-K	01/26/16
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock		8-K	07/12/16
4.1	Amended and Restated Bylaws of the Company		S-4/A 333-155322	01/12/09
4.2	Specimen stock certificate for common stock		8-K	04/03/09
4.3	Form of Common Stock Purchase Warrant dated August 19, 2014		8-K	08/20/14
4.4	Form of Amended and Restated Warrant dated January 26, 2016		8-K	01/26/16
*10.1	2009 Equity Incentive Plan		10-Q	11/14/14
*10.2	Form of Stock Option Agreement for option awards		8-K	09/16/11
*10.3	Form of Option Agreement for Non-Employee Directors*		8-K	01/13/11
*10.4	Form of Restricted Stock Unit Agreement		10-K	03/30/17
*10.5	Form of Indemnity Agreement with directors and executive officers		8-K	01/13/11
10.6	Agreement dated as of October 8, 1996 by and among Biosyn, Inc., Edwin B. Michaels and E.B. Michaels Research Associates, Inc. (Confidential treatment has been requested with respect to portions of this agreement.)		10-K	03/31/05
10.7	Funding Agreement dated October 12, 1992, by and between Ben Franklin Technology Center of Southeastern Pennsylvania and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.8	License Agreement dated July 28, 2006, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.9	Amendment to License Agreement dated December 29, 2008, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.10	Common Stock Purchase Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein (Confidential treatment has been granted for portions of this exhibit.)		8-K	11/12/10
10.11	Registration Rights Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein		8-K	11/12/10
10.12	Executive Employment Agreement between the Company and Dennis J. Carlo dated December 31, 2015*		10-K	03/23/16
10.13	Executive Employment Agreement between the Company and David J. Marguglio dated December 31, 2015*		10-K	03/23/16
10.14	Executive Employment Agreement between the Company and Robert O. Hopkins dated December 31, 2015*		10-K	03/23/16
10.15	Executive Employment Agreement between the Company and Karen K. Daniels dated December 31, 2015*		10-K	03/23/16
10.16	Executive Employment Agreement between the Company and Thomas H. Moll, Ph.D. dated December 31, 2015*		10-K	03/23/16

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.17	License Agreement between Adamis, the Regents of the University of California and Dana-Farber Cancer Institute, Inc.		10-K	07/07/11
10.18	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.19	License Agreement dated January 26, 2007, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.20	License Agreement dated January 2, 2008, with Wisconsin Alumni Research Foundation		10-K	07/07/11
10.21	Product Development and Contract Manufacturing Agreement dated November 1, 2010, between the Company and Beximco Pharmaceuticals Ltd.		10-Q	02/14/11
10.22	First Amendment to Common Stock Purchase Agreement dated as of June 30, 2011, by and between the Company and Eses Holdings (FZE)		10-K	07/07/11
10.23	Second Amendment to Common Stock Purchase Agreement dated as of November 10, 2011, by and between the Company and Eses Holdings (FZE)		8-K	11/21/11
10.24	Third Amendment to Common Stock Purchase Agreement dated as of January 31, 2012, by and between the Company and Eses Holdings (FZE)		10-Q	02/14/12
10.25	Securities Purchase Agreement dated as of June 11, 2012		8-K	06/15/12
10.26	10% Senior Convertible Note dated as of June 11, 2012		8-K	06/15/12
10.27	Form of Subsidiary Guarantee dated as of June 11, 2012		8-K	06/15/12
10.28	Convertible Promissory Note dated as of June 11, 2012		8-K	06/15/12
10.29	Zero Coupon Secured Promissory Note dated October 25, 2012		10-Q	02/19/13
10.30	Convertible Promissory Note dated December 31, 2012		10-Q	02/19/13
10.31	Amendment to Convertible Promissory Note dated March 26, 2014		8-K	04/01/14
10.32	Securities Purchase Agreement dated as of April 5, 2013		8-K	04/08/13
10.33	12% Convertible Debenture dated April 5, 2013		8-K	04/08/13
10.34	Subscription Agreement dated as of June 26, 2013		8-K	07/01/13
10.35	Form of Secured Convertible Notes dated June 26, 2013		8-K	07/01/13
10.36	Form of Warrants dated June 26, 2013		10-Q	11/14/14
10.37	Intercreditor Agreement dated June 26, 2013		8-K	07/01/13
10.38	Consent and Waiver		8-K	10/31/13
10.39	Exclusive License and Asset Purchase Agreement dated as of August 1, 2013, by and among the Registrant, 3M Corp. and 3M Innovative Properties Company		8-K	08/06/13

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.40	Lease Agreement dated April 1, 2014, between the Registrant and Pacific North Court Holdings, L.P.		10-KT	03/26/15
10.41	Purchase Agreement dated August 19, 2014 by and between the Company and Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.42	Registration Rights Agreement dated August 18, 2014, by and between the Company and Sio Partners LP, Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.43	Form of Warrants dated June 26, 2013		10-Q	11/14/14
10.44	Form of Warrant dated January 26, 2016		8-K	01/26/16
10.45	Purchase Agreement		8-K	01/26/16
10.46	Registration Rights Agreement dated as of January 26, 2016		8-K	01/26/16
10.47	Business Loan Agreement dated July 14, 2014, between First Federal Bank and U.S. Compounding, Inc., and related loan documents		10-Q	08/15/16
10.48	Business Loan Agreement between 4 HIMS, LLC and First Federal Bank dated August 8, 2014, and related loan documents		10-Q	08/15/16
10.49	Business Loan Agreement between Tribute Labs, LLC and First Federal Bank dated March 21, 2014, and related loan documents		10-Q	08/15/16
10.50	Loan Amendment, Forbearance and Assumption Agreement between the Company and Bear State Bank, N.A.		10-Q	08/15/16
10.51	Development, License and Commercialization Agreement dated as of May 9, 2016, between the Company and Watson Laboratories, Inc. [Confidential treatment has been granted for portions of this exhibit]		10-Q	08/15/16
10.52	Loan Amendment and Assumption Agreement and related Agreements and Instruments dated as of November 3, 2016		10-K	03/30/17
10.53	September 2016 Loan Amendment and Consolidation Agreement among Bear State Bank, N.A., U.S. Compounding, Inc., Tribute Labs, LLC, and the Company		10-K	03/30/17
10.54	Amendment to Loan Agreement dated as November 3, 2016 between Bear State Bank, N.A., and the Company		10-K	03/30/17
10.55	September 2016 Amendment to Commercial Line of Credit Agreement and Note		10-K	03/30/17
10.56	Loan Release Agreement dated as of November 14, 2016		10-K	03/30/17
10.57	Form of Common Stock Purchase Warrant dated January 26, 2016		8-K	01/26/16
10.58	Amended and Restated Common Stock Purchase Warrant dated August 19, 2014		8-K	01/26/16
10.59	Purchase Agreement dated January 26, 2016		8-K	01/26/16
10.60	Amended and Restated Registration Rights Agreement dated January 26, 2016		8-K	01/26/16
10.61	Agreement and Plan of Merger by and among the Company, US Compounding, Inc., Ursula MergerSub Corp. and Eddie Glover dated as of March 28, 2016		8-K	03/29/16
10.62	Form of Joinder Agreement and General Release dated March 28, 2016		8-K	03/29/16
10.63	Loan and Security Agreement by and between the Company and Bear State Bank, N.A., dated March 28, 2016		8-K	03/29/16
10.64	Common Stock Purchase Warrant dated March 28, 2016		8-K	03/29/16
10.65	Purchase Agreement dated July 11, 2016		8-K	07/12/16
10.66	Registration Rights Agreement dated July 11, 2016		8-K	07/12/16
10.67	Form of Common Stock Purchase Warrant dated July 11, 2016		8-K	07/12/16
10.68	Form of Common Stock Purchase Warrant dated August 3, 2016		8-K	07/29/16
10.69	Placement Agency Agreement between Maxim Group LL and the Company dated July 29, 2016		8-K	07/29/16
10.70	Form of Securities Purchase Agreement dated July 29, 2016		8-K	07/29/16
*10.71	2017 Bonus Plan		10-K	03/30/17
10.72	Executive Employment Agreement between the Company and Eddie W. Glover dated March 28, 2016*		10-K	03/30/17
*10.73	2018 Bonus Plan		8-K	02/27/18
10.74	Underwriting Agreement dated January 9, 2015		8-K	01/09/15
10.75	Executive Employment Agreement between the Company and Ronald B. Moss, M.D., dated as of February 28, 2017.		10-K	03/30/17
10.76	March 2017 Amended and Restated Line of Credit Promissory Note		10-K	03/30/17
10.77	March 2017 Amendment to Loan and Security Agreement between the Company and Bear State Bank		10-K	03/30/17
10.78	March 2018 Amendment to Loan and Security Agreement	X
10.79	March 2018 Amended and Restated Line of Credit Promissory Note	X
21.1	Subsidiaries of the Registrant		10-K	03/30/17
23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (See signature page)	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California.

ADAMIS PHARMACEUTICALS CORPORATION

	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Dated: March 15, 2018		Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer and Director	March 15,2018
Dennis J. Carlo

Principal Financial Officer and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance,	March 15, 2018
Robert O. Hopkins	Chief Financial Officer and Secretary

Directors:

/s/ DAVID J. MARGUGLIO	Director	March 15, 2018
David J. Marguglio

/s/RICHARD C. WILLIAMS	Chairman	March 15, 2018
Richard C. Williams

/s/ ROBERT B. ROTHERMEL	Director	March 15, 2018
Robert B. Rothermel

/s/ WILLIAM C. DENBY, III	Director	March 15, 2018
William C. Denby, III

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

DECEMBER 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Adamis Pharmaceuticals Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adamis Pharmaceuticals Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2007.

San Diego, California

March 15, 2018

F- 1

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$17,323,241	$4,090,651
Restricted Cash	1,009,461	1,005,109
Accounts Receivable, net	830,090	805,372
Inventories	1,824,558	942,067
Prepaid Expenses and Other Current Assets	474,180	227,040
	21,461,530	7,070,239
LONG TERM ASSETS
Security Deposits	54,655	42,500
Intangible Assets, net	15,686,687	18,136,044
Goodwill	7,640,622	7,640,622
Fixed Assets, net	6,559,664	4,897,007
Total Assets	$51,403,158	$37,786,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,919,120	$2,150,583
Deferred Revenue	14,758	54,478
Accrued Other Expenses	2,300,672	1,609,625
Accrued Bonuses	1,069,021	465,393
Bank Loans - Working Capital Line of Credit	2,000,000	3,864,880
Bank Loans - Building and Equipment, current portion	483,992	465,965
	8,787,563	8,610,924
LONG TERM LIABILITIES
Deferred Tax Liability, net	485,002	828,556
Building and Equipment Loans, net of current portion	2,583,109	3,067,065
Total Liabilities	11,855,674	12,506,545
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Series Convertible, Zero and 625,013 Issued and Outstanding at December 31, 2017 and December 31, 2016, Respectively.	—	62
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 33,696,920 and 22,299,083 Issued, 33,389,380 and 21,991,543 Outstanding at December 31, 2017 and December 31, 2016, Respectively.	3,369	2,230
Additional Paid-in Capital	153,546,932	113,741,412
Accumulated Deficit	(113,997,588)	(88,458,608)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	39,547,484	25,279,867
	$51,403,158	$37,786,412

The accompanying notes are an integral part of these Consolidated Financial Statements

F- 2

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Year Ended December 31, 2016
REVENUE, net	$13,073,259	$6,473,978
COST OF GOODS SOLD	7,419,988	4,853,664
Gross Profit	5,653,271	1,620,314

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	22,819,224	17,127,555
RESEARCH AND DEVELOPMENT	7,526,784	9,697,136
LOSS ON IMPAIRMENT OF FIXED ASSETS	96,346	—
Loss from Operations	(24,789,083)	(25,204,377)

OTHER INCOME (EXPENSE)
Interest Expense	(231,291)	(214,396)
Interest Income	102,233	9,285
Inducement Expense for Exercise of Warrants	(960,230)	—
Change in Fair Value of Warrant Liability	—	1,049,330
Change in Fair Value of Warrant Derivative Liabilities	—	348,141
Total Other Income (Expense)	(1,089,288)	1,192,360
Net (Loss) Before Income Taxes	$(25,878,371)	$(24,012,017)
Income Tax Benefit	339,391	4,574,765
Net (Loss)	(25,538,980)	(19,437,252)
Deemed Dividend on Preferred Stock	—	(1,374,229)
Net (Loss) Applicable to Common Stock	$(25,538,980)	$(20,811,481)
Basic & Diluted (Loss) Per Share:
Basic & Diluted (Loss) Per Share	$(0.90)	$(1.19)
Basic Weighted Average Shares Outstanding	28,349,368	17,500,827

The accompanying notes are an integral part of these Consolidated Financial Statements

F- 3

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series Convertible Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total
Balance December 31, 2015	1,009,021	$101	13,739,199	$1,374	$78,339,143	(307,540)	$(5,229)	$(69,021,356)	$9,314,033
Common Stock Issued for Exercised Warrants	—	—	52,288	5	177,774	—	—	—	177,779
Common Stock Issued for Exercised Options	—	—	11,966	1	(1)	—	—	—	—
Common Stock Award - USC Employees	—	—	6,669	1	59,087	—	—	—	59,088
Common Stock Issued - Acquisition of USC	—	—	1,618,539	162	10,245,190	—	—	—	10,245,352
Release of Warrants Liability Upon Exercise	—	—	—	—	160,245	—	—	—	160,245
Issuance of RSU's	—	—	5,590	1	(1)	—	—	—	—
Preferred Stock A-1 Issued, net of issuance cost of $72,240	1,183,432	118	—	—	4,927,642	—	—	—	4,927,760
Preferred Stock A-2 Issued, net of issuance cost of $82,337	1,724,137	172	—	—	4,917,487	—	—	—	4,917,659
Common Stock Issued, net of issuance cost of $843,141	—	—	3,573,255	357	10,215,724	—	—	—	10,216,081
1:1 Conversion of Series Preferred Stock to Common Stock	(3,291,577)	(329)	3,291,577	329	—	—	—	—	—
Share Based Compensation	—	—	—	—	4,699,122	—	—	—	4,699,122
Net (Loss)	—	—	—	—	—	—	—	(19,437,252)	(19,437,252)
Balance December 31, 2016	625,013	$62	22,299,083	$2,230	$113,741,412	(307,540)	$(5,229)	$(88,458,608)	$25,279,867
Common Stock Issued, net of issuance cost of $1,228,368	—	—	4,928,572	493	16,021,141	—	—	—	16,021,634
Common Stock Issued for Exercised Options	—	—	2,678	—	—	—	—	—	—
Common Stock Issued for Exercised Warrants, net of issuance fees of $100,109	—	—	5,841,574	584	16,766,066	—	—	—	16,766,650
Warrant Inducement Cost	—	—	—	—	960,230	—	—	—	960,230
1:1 Conversion of Series Preferred Stock to Common Stock	(625,013)	(62)	625,013	62	—	—	—	—	—
Share Based Compensation	—	—	—	—	6,058,083	—	—	—	6,058,083
Net (Loss)	—	—	—	—	—	—	—	(25,538,980)	(25,538,980)
Balance December 31, 2017	—	$—	33,696,920	$3,369	$153,546,932	(307,540)	$(5,229)	$(113,997,588)	$39,547,484

The accompanying notes are an integral part of these Consolidated Financial Statements

F- 4

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(25,538,980)	$(19,437,252)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	6,058,083	4,699,122
Stock Issued in Exchange of Services	—	59,088
Inducement Expense to Exercise Warrants	960,230	—
Deferred Revenue	(39,719)	54,478
Provision for Bad Debts	62,910	21,288
Change in Fair Value of Warrant Liability	—	(1,049,330)
Change in Fair Value of Warrant Derivative Liabilities	—	(348,141)
Depreciation and Amortization Expense	3,063,553	2,534,628
Loss on Impairment of Fixed Assets	96,346	—
Loss on Sale of Fixed Assets	20,858	—
Deferred Tax Provision	(343,554)	(4,586,965)
Change in Assets and Liabilities:
(Increase) Decrease in, Net of Impact of USC Acquisition:
Accounts Receivable - Trade	(87,628)	(363,000)
Inventories	(882,491)	1,891
Prepaid Expenses and Other Current Assets	(247,140)	(92,681)
Security Deposits	(12,155)	42,500
Increase (Decrease) in, Net of Impact of USC Acquisition:
Accounts Payable	587,152	(1,706,949)
Accrued Other Expenses and Bonuses	1,169,960	(988,944)
Net Cash (Used in) Operating Activities	(15,132,575)	(21,160,267)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(2,063,221)	(121,103)
Purchase of Intangibles	(25,837)	—
Proceeds from Sale of Equipment	1,100	—
Cash from Acquisition of USC	—	381,883
Cash Payment to Former Shareholders of USC	—	(32)
Net Cash (Used in) Provided by Investing Activities	(2,087,958)	260,748

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance cost	16,021,634	10,216,081
Proceeds from Issuance of Preferred Stock, net of issuance cost	—	9,845,419
Proceeds from Exercise of Warrants	16,766,650	177,779
Proceeds from Bank Loan - Line of Credit	—	2,000,000
Payment of Bank Loan	(2,330,809)	(324,648)
Net Cash Provided by Financing Activities	30,457,475	21,914,631
Increase in Cash and Restricted Cash	13,236,942	1,015,112
Cash:
Beginning, Cash and Restricted Cash	5,095,760	4,080,648
Ending, Cash and Restricted Cash	$18,332,702	$5,095,760

The accompanying notes are an integral part of these Consolidated Financial Statements

F- 5

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$17,323,241	$4,090,651
Restricted Cash	1,009,461	1,005,109
Total Cash and Restricted Cash	$18,332,702	$5,095,760

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$16,664	$18,987
Cash Paid for Interest	$216,831	$229,635

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Series A-2 Preferred, Beneficial Conversion Feature	$—	$1,374,229
Release of Warrant Liability Upon Exercise	$—	$160,245
Increase in Accrued Capital Expenditures	$306,100	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

F- 6

Notes to the Consolidated Financial Statements

NOTE 1:	NATURE OF BUSINESS

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

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial recurring losses from operations. In addition, the Company has used, rather than provided, cash in its continuing operations. We will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates. Without obtaining additional capital, it would be unlikely for the Company to continue as a going concern. Management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of product candidates or other intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.

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

F- 7

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

Restricted Cash

Restricted cash refers to money that is held for a specific purpose and therefore not available to the Company for immediate or general business use. For the years ended December 31, 2017 and 2016, the Company has restricted cash of approximately $1.0 million in the form of a certificate of deposit held by Bear State Bank as part of the collateral to the $2.0 million working capital line of credit.

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect on outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and credit to allowance for doubtful accounts. Uncollectible amounts are based on USC’s history of past write-offs and collections and current credit conditions. Provision for bad debts as of December 31, 2017 and 2016 was approximately $84,000 and $21,000, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. The costs of inventories are determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, work-in-process, currently marketed products, and device supplies. Monthly, the Company reviews the expiration dates of the raw materials and finished goods inventory, and a reserve for obsolescence is recorded based on the expiration dates. Reserve for obsolescence as of December 31, 2017 and 2016 was approximately $795,000 and $109,000, respectively.

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

In performing our goodwill impairment tests during 2017, we utilized the approach prescribed under ASC 350, as amended by ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which we adopted on January 1, 2017. ASU 2017-04 requires that an entity perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

          We performed our annual impairment analysis as of December 31, 2017 and 2016, no impairment of goodwill or acquired intangibles was identified.

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instrument and whether they qualify for hedge accounting. As of December 31, 2017 and 2016, no derivative instruments qualified for hedge accounting. See Note 12 for further discussion of derivative instruments.

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

 Claims Liabilities

Our USC subsidiary was self-insured up to certain limits for health insurance through February 28, 2017. Beginning March 1, 2017, USC elected to participate in a fully insured health insurance plan. The Claims Payable related to the self-insured plan at December 31, 2017 and 2016 was $0 and approximately $126,000, respectively.

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

The Company is subject to income taxes in the United States and various states. The Company is no longer subject to the United States Federal, California or Florida income examinations by tax authorities for the years before the year ended March 31, 2013. The Company recognizes interest and penalty accrued related to unrecognized tax benefits in its income tax expense, if any. No interest or penalties have been accrued for all presented periods.

The Tax Cuts and Jobs Act, which was enacted in December 2017, had an impact on our income tax benefit for the year ended December 31, 2017. See Note 19 to the consolidated financial statements for further detail.

Basic and Diluted Net Loss Per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities for the years ended December 31, 2017 and 2016 consist of outstanding warrants (3,189,052 and 9,194,044, respectively), outstanding options (6,726,594 and 4,320,409, respectively), outstanding restricted stock units (1,300,000 and 350,000, respectively), and convertible preferred stock (zero and 625,013, respectively).

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

F- 10

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Loss per Share - Basic & Diluted
Numerator for basic & diluted loss per share	$(25,538,980)	$(20,811,481)
Denominator for basic & diluted loss per share	28,349,368	17,500,827
Loss per common share - basic & diluted	$(0.90)	$(1.19)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  Pursuant to ASU No. 2015-14 issued in August 2015, the effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  We adopted ASU 2014-09 utilizing the deferred effective date of January 1, 2018, using the modified retrospective method with the cumulative effect of the change recognized in retained earnings. The new guidance, referred to as ASC 606, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most of the existing revenue recognition standards in U.S. GAAP. A five step model will be utilized to achieve the core principle; (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when (or as) each performance obligation is satisfied.

We have evaluated the impact that adoption of this new standard will have on our consolidated financial statements and we believe that the timing of revenue recognition and amount of revenue recognized will not change under the new standard. Accordingly, we expect that it will not have a material quantitative impact on our revenue recognition relating to sales of compounded pharmacy formulations and other pharmacy products by USC. We also determined that the modified retrospective adoption will have no impact on either the timing or amount of prior period revenues. As a result, any comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

The standard also expands disclosures for revenue including disclosure of disaggregation of revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flow are affected by economic factors. Accordingly, revenue from the Company’s USC subsidiary has been disaggregated to show the breakdown of revenue between sterile and non-sterile compounded products. This disaggregation was identified based on the increased regulatory environment surrounding sterile formulations. During the years ended December 31, 2017 and 2016, revenue from sterile formulations totaled approximately $7,892,000 and $2,836,000, respectively, and revenue from non-sterile formulations totaled approximately $5,181,000 and $3,638,000, respectively. No other qualitative impact of adopting this standard has been identified.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

F- 11

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

Purchases and Accounts Payable

The Company had two vendors that had balances greater than 10% of trade accounts payable or accounted for more than 10% of total purchases for the year ended December 31, 2017. Vendor A had a balance that accounted for 25% of total accounts payable at December 31, 2017 and approximately 15% or $3.2 million in total purchases for the year ended December 31, 2017. Vendor B had a balance that accounted for 12% of total accounts payable at December 31, 2017 but did not account for more than 10% of total purchases. The Company has no exposure to the elimination of Vendor A and B, there are a number of companies which could provide the same services, and management believes, on comparable terms. Comparatively, the Company had one vendor (Vendor A) with purchases greater than 10% of the total purchases for the year ended December 31, 2016, with approximately $3.4 million in purchases and one vendor (Vendor C) with a balance that accounted for 13% of total accounts payable at December 31, 2016 and approximately $1.4 million in total purchases during the year ended December 31, 2016.

F- 12

NOTE 5:	ACQUISITION of U.S. COMPOUNDING

On April 11, 2016, the Company completed the acquisition of U.S. Compounding, Inc., an Arkansas corporation (“USC”), pursuant to the terms of the Agreement and Plan of Merger, dated March 28, 2016 (the “Merger Agreement”), with USC and Ursula MergerSub Corp., an Arkansas corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into USC (the “Merger”), with USC surviving as a wholly owned subsidiary of the Company. Pursuant to the Merger and the Merger Agreement, all of the outstanding shares of common stock of USC were converted into the right to receive a total of 1,618,539 shares of Adamis common stock; and as described further below, in connection with the Merger and the transactions contemplated by the Merger Agreement, the Company assumed approximately $5,722,000 principal amount of debt obligations and related loan agreements of USC and certain related entities.

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

Total purchase price plus assumed debt is summarized as follows:

Stock to Seller at Close	$3,598,884
Stock to Escrow	1,899,000
Incentive Stock to Seller	4,747,500
Plus: Assumed Liabilities	5,722,558
Total Purchase Price	$15,967,942

The fair value of net assets acquired and liabilities assumed:

Assets Acquired:
Cash	$381,883
Accounts Receivable and Prepaid Expenses	527,034
Inventory	943,958
Fixed Assets	5,202,356
Intangible Assets	12,419,000
Goodwill	7,640,622
Total assets	27,114,853

Liabilities Assumed:
Accounts Payable and Accrued Expenses	5,731,390
Deferred Tax Liability, gross	5,415,521
Total Liabilities	11,146,911

Total Purchase Price Plus Debts Assumed	$15,967,942

F- 13

NOTE 6:	INVENTORIES

Inventories at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Finished Goods	$256,050	$329,195
Raw Material	560,828	389,569
Devices	1,007,680	223,303
	$1,824,558	$942,067

 Reserve for obsolescence as of December 31, 2017 and December 31, 2016 was approximately $795,000 and $109,000, respectively.

NOTE 7:	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Prepaid Insurance	$75,592	$144,765
Other Prepaid	390,569	39,775
Other Current Assets	8,019	42,500
	$474,180	$227,040

NOTE 8:	FIXED ASSETS

In 2017, certain USC operational assets stored at an off-site location in Arkansas were impaired. The off-site facility sustained flood damage. Due to the standing water and humidity, it was determined that the equipment would not meet environmental quality standards required to compound either sterile or nonsterile pharmaceutical, drugs and formulations. Most of the equipment damaged was larger, bulky equipment including hoods, incubators, table presses, and lyophilizers. The Company recorded a loss on impairment of approximately $96,000 for the net book value of the damaged assets.

Fixed assets at December 31, 2017 and December 31, 2016 are summarized in the table below:

Description	Useful Life (Years)	December 31, 2017	December 31, 2016
Land		$460,000	$460,000
Building	30	3,040,000	3,040,000
Machinery and Equipment	3 - 7	1,525,643	1,393,226
Furniture and Fixtures	7	126,654	129,630
Automobile	5	9,395	9,395
Leasehold Improvements	7 - 15	284,037	284,037
Total Fixed Assets		5,445,729	5,316,288
Less: Accumulated Depreciation		(959,380)	(523,552)
Construction In Progress - Equipment		2,073,315	104,271
Fixed Assets, net		$6,559,664	$4,897,007

F- 14

For the years ended December 31, 2017 and 2016, depreciation expense was approximately $588,000 and $485,000, respectively. The additions to fixed assets during 2016 of approximately $5,323,000 were primarily due to the acquisition of USC and subsequent fixed assets purchased by USC. The additions to fixed assets of approximately $2,369,000 during 2017 were primarily due to the construction of the assembly line for our Symjepi™ (epinephrine) Injection 0.3mg  product, and additional fixed assets purchased by USC during 2017. For the year ended December 31, 2017, the Company recorded a loss on impairment of approximately $96,000, mentioned above, cash of approximately $1,000 and a loss on disposal of approximately $21,000 related to the disposals of fixed assets of approximately $271,000 with accumulated depreciation of approximately $153,000.

NOTE 9:	INTANGIBLE ASSETS AND GOODWILL

Intangible assets at December 31, 2017 and December 31, 2016 are summarized in the table below:

December 31, 2017	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(3,883,480)	$5,825,220
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance, 10 years	3,963,000	(681,416)	3,281,584
Non-compete Agreement, 3 years	1,639,000	(939,389)	699,611
Customer Relationships, 10 years	5,572,000	(958,074)	4,613,926
Website Design, 3 years	16,163	(4,491)	11,672
Total Definite-lived Assets	21,093,063	(6,661,050)	14,432,013
Trade Name and Brand, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, December 31, 2017	$22,347,737	$(6,661,050)	$15,686,687

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(2,912,610)	$6,796,090
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance, 10 years	3,963,000	(285,116)	3,677,884
Non-compete Agreement, 3 years	1,639,000	(393,056)	1,245,944
Customer Relationships, 10 years	5,572,000	(400,874)	5,171,126
Total Definite-lived Assets	21,076,900	(4,185,856)	16,891,044
Trade Name and Brand, Indefinite	1,245,000	—	1,245,000
Balance, December 31, 2016	$22,321,900	$(4,185,856)	$18,136,044

The additions during the year ended December 31, 2017 included the Symjepi™ domain name and USC's website design. Amortization expense for years ended December 31, 2017 and 2016 was approximately $2,475,000 and $2,050,000, respectively.

Estimated amortization expense of definite-lived intangible assets at December 31, 2017 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
2018	$2,476,091
2019	2,083,034
2020	1,925,267
2021	1,924,370
2022	1,924,370
Thereafter	4,098,881
Total	$14,432,013

F- 15

Goodwill recorded at the acquisition of USC was approximately $2,225,000. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized but rather evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. In addition, for the year ended December 31, 2016, the Company recorded a deferred tax liability of approximately $5,416,000 through acquisition goodwill. The carrying value of our goodwill as of December 31, 2017 was approximately $7,641,000. See Note 19 for the goodwill related to the tax impact of the acquisition of USC.

We perform our annual impairment testing as of December 31 each year. As of December 31, 2017, no impairment of goodwill or acquired intangibles was identified. We are not aware of an event or change in circumstances that would indicate the carrying value of any assets held by USC may be impaired as of the measurement date.

NOTE 10:	ACCRUED OTHER EXPENSES

Accrued other expenses at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Accrued Commissions	$247,197	$253,005
Accrued Expenses	950,063	429,865
Accrued PTO	265,445	174,709
Accrued Salaries	345,695	205,700
Accrued Sales Taxes	480,895	372,675
Accrued State Tax	4,594	12,200
Deferred Rent	6,783	35,223
Health Insurance Claims Payable	—	126,248
	$2,300,672	$1,609,625

NOTE 11:	DEBT

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

F- 16

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

 Working Capital Line of Credit

On March 28, 2016, the Company entered into a loan and security agreement (sometimes referred to as the “Adamis Working Capital Line”) with Bear State Bank, N.A. (the “Lender” or the “Bank”), pursuant to which the Company may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement. Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly. As amended effective March 31, 2017, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to the loan documents, are due and payable on March 1, 2018, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents. In March 2018, we agreed with the lender to extend the maturity date of this loan to June 1, 2018. The Company’s obligations under the loan agreement are secured by certain collateral, including without limitation its interest in amounts that it has loaned to USC, and a warrant that the Company issued to the Bank to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to par value per share, exercisable only if the Company is in default under the loan agreement or related loan documents.

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

As of December 31, 2017 and 2016, the loan balance on the Adamis Working Capital Line of credit was $2,000,000. Interest expense for the years ended December 31, 2017 and 2016 was approximately $83,000 and $47,000, respectively.

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

As of December 31, 2017 and 2016, the outstanding principal balance owed on the applicable note was approximately $2,347,000 and $2,441,000, respectively. The loan currently bears an interest of 3.75% per year and interest expense for the years ended December 31, 2017 and 2016 was approximately $91,000 and $81,000, respectively.

F- 17

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

In addition, pursuant to the amendment, Borrower and Lender agreed that certain other financial covenants set forth in the loan agreement included in the 4 HIMS Loan Documents, the loan agreement included in the Tribute Loan Documents, and the loan agreement included in the USC Equipment Loan Agreement, as well as the original USC Working Capital Loan Agreement described above, are waived for the remainder of the term of the respective loans. The amended loan had a maturity date of September 30, 2017. In May 2017, the Company paid the remaining balance of the USC Working Capital Loan. In November 2017, the Company agreed with the Lender to extend the term of the USC Working Capital Loan agreement to February 28, 2018. There was no outstanding balance on the USC Working Capital Line at its maturity date, and that agreement has not currently been renewed or extended.

As of December 31, 2017 and 2016, the outstanding unpaid principal balance under the USC Working Capital Loan Agreement was approximately $0 and $1,864,000, respectively. The current interest rate on the loan is 3.75% per year, and interest expense for the years ended December 31, 2017 and 2016 was approximately $23,000 and $49,000, respectively.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of December 31, 2017 and 2016, the outstanding unpaid principal balance was approximately $720,000 and $1,092,000, respectively. Interest expense for the years ended December 31, 2017 and 2016 was approximately $34,000 and $37,000, respectively.

F- 18

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

The notes are subject to customary subjective acceleration clauses, effective upon a material impairment in collateral, a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the note.  As of December 31, 2017, the Company was not in breach of any of the debt covenants.

At December 31, 2017 the principal maturities of the amended long-term debts were as follows:

For the Years Ending December 31	Building Loan	Equipment Loan	Total
2018	$97,396	$386,596	$483,992
2019	2,249,510	333,599	2,583,109
Total	$2,346,906	$720,195	$3,067,101

F- 19

NOTE 12:	DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

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

There were no liability classified Warrants outstanding at December 31, 2017 and 2016. As shown in the table below, after the cancellation of the Warrants with call options the carrying value at December 31, 2016 was $0 and the carrying value of the down-round protection derivative for the same date was $0.

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

Total milestone payments are not to exceed $900,000 and can only be paid one time and will not repeat for subsequent products. At December 31, 2017 and December 31, 2016, no milestones have been achieved.

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

Influenza Vaccine

On September 22, 2006, the Company entered into an agreement with an entity to manufacture an influenza vaccine for the Company. The agreement requires the Company to pay $70,000 upon commencement of the project, followed by monthly payments based upon services performed until the project is complete. No product has been manufactured and no payments have been made as of December 31, 2017. Once the project begins, the total payments will aggregate $283,420. The project has an open ended start time. Adamis may terminate the agreement upon notice to the other party, other than reimbursing the other party for non-cancellable materials and supplies ordered, and work in progress, through the date of the termination.

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

F- 22

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

The Company previously entered into a lease agreement to occupy approximately 7,525 square feet leased premises with a term commencing December 1, 2014 (as amended, the “Lease”) and expiring on November 30, 2018. Average rent expense is approximately $23,000 per month, with a deposit of $170,000 which was due in November 2014. In December 2017, $42,500 of the deposit was applied to rent and the balance of deposit as of December 31, 2017 was $42,500. The base rent expense over the life of the lease is approximately $1,118,600. Total rent expense for the years ended December 31, 2017 and 2016 was $279,650 per year.

On December 29, 2017, the Company entered into a First Amendment to Lease (the “Amendment") with the Lessor of the space, amending the Lease. Pursuant to the Amendment, the Company and Lessor agreed to extend the term of the Lease through November 30, 2023. The Amendment provides that the Company will pay its current base rent through November 30, 2018.  Commencing on December 1, 2018 base rent will initially be $28,219 per month for the first 12 months and will increase annually to $31,760 for the 12 months ending November 30, 2023. The Amendment also provides for one option to expand pursuant to which the Company has a right of first refusal for an additional 3,457 square feet of certain office space within the property.

The Company has entered into a lease agreement for the planned expansion of the Company's compounding business, to lease a building consisting of approximately 44,880 square feet located in Conway, Arkansas. The agreement provides for an initial base rent of $12,155 per month for the first 12 months and will increase to $12,895 for the 12 months ending November 30, 2020. Average rent during the term will be $12,523 per month, with a previously paid deposit of $12,155.

F- 23

Future minimum lease payments as at December 31, 2017 for each of the succeeding five years and thereafter are as follows:

For the Years Ending December 31,
2018	$409,354
2019	490,083
2020	491,504
2021	360,145
2022	370,950
Thereafter	349,364
$2,471,400

NOTE 16:	CAPITAL STRUCTURE

On January 19, 2017, the Company issued 18,157 shares of common stock to an institutional investor in exchange for the cancellation of warrants to acquire 181,575 shares of common stock.

In March 2017, 625,013 shares of Series A-2 Convertible Preferred were converted into shares of common stock at a 1:1 ratio, with no shares of Series A-2 Preferred Shares remaining outstanding.

In April 2017, the Company completed the closing of an underwritten public offering of 4,928,572 shares of common stock at a public offering price of $3.50 per share. Net proceeds were approximately $16.0 million, after deducting approximately $1,228,000 in underwriting discounts and commissions and estimated offering expenses payable by the Company.  Raymond James & Associates, Inc. acted as the sole book-running manager of the offering and Maxim Group LLC acted as co-manager for the offering.  The securities were issued by the Company pursuant to a “shelf” registration statement on Form S-3 that the Company previously filed with the Securities and Exchange Commission (and a related registration statement), and a prospectus supplement and an accompanying prospectus relating to the offering filed in April 2017.

In June 2017, the Company issued common stock upon exercise of an investor warrant. The warrant holder exercised for cash at an exercise price of $2.98 per share. The Company received a total proceeds of approximately $321,000 and the warrant holder received 107,755 shares of common stock.

In July 2017, the Company issued common stock upon exercise of investor warrants. The warrant holders exercised for cash at exercise prices ranging from $2.90 to $3.40 per share. The Company received total of approximately $2,921,000 and the warrant holders received 914,514 shares of common stock.

On July 20, 2017, the Company and certain holders of warrants issued in the Company’s registered direct offering transaction in July 2016 (the “July Warrants”) agreed to reduce the exercise price of the July Warrants held by such holders from $2.98 to $2.78 per share (the “July Reduced Exercise Price”) in consideration for the exercise in full of the July Warrants held by such holders. The Company entered into a Warrant Repricing Letter Agreement (the “Exercise Agreement”) with two holders of the July Warrants (the “Exercising Holders”), which Exercising Holders owned, in the aggregate, July Warrants exercisable for 2,765,500 shares of common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their July Warrants with respect to all of the shares of common stock underlying such July Warrants for the July Reduced Exercise Price, subject to the 4.99% beneficial ownership limitations contained in the July Warrants.  The Company received aggregate gross proceeds of approximately $7,688,000 from the exercise of the July Warrants by the Exercising Holders. In connection with the transaction, the Company recognized an expense for the inducement to exercise the warrants of approximately $553,000. The Company also incurred approximately $100,000 in placement agent fees, legal costs and other related fees, which have been recognized as an offset to the proceeds received from the warrant exercises.

 In August 2017, the Company and certain holders of warrants issued in the Company’s private placement transactions in August 2014 (the “2014 Warrants”) and July 2016 (the “2016 Warrants”) agreed to reduce the exercise price of the 2014 Warrants and the 2016 Warrants held by such holders from $3.40 to $3.20 per share and from $2.90 to $2.70 per share, respectively, (the “August Reduced Exercise Price”) in consideration for the exercise of the 2014 Warrants and 2016 Warrants held by such holders. The Company entered into a Warrant Repricing Letter Agreement (the “Exercise Agreement”) with holders of the 2014 Warrants and the 2016 Warrants (the “Exercising Holders”), which Exercising Holders owned, in the aggregate, 2014 Warrants and 2016 Warrants exercisable for 880,672 and 1,154,976 shares of common stock, respectively. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their 2014 Warrants and 2016 Warrants with respect to all of the shares of common stock underlying such 2014 Warrants and 2016 Warrants for the August Reduced Exercise Price, subject to the 4.99% beneficial ownership limitations contained in the 2014 Warrants and 2016 Warrants.  The Company received aggregate gross proceeds of approximately $5,937,000 from the exercise of the 2014 Warrants and 2016 Warrants by the Exercising Holders. In connection with the transaction, the Company recognized an expense for the inducement to exercise the warrants of approximately $407,000.

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

F- 24

The warrants include call provisions giving the Company the option, subject to various conditions, to call the exercise of any or all of the 2014 warrants, by giving a call notice to the warrant holders. We may give a call notice only within (i) if a holder and its affiliates beneficially own 2% or less of our outstanding common stock, then 10 trading days after any 20-consecutive trading day period during which the daily volume weighted average price of the common stock (the “VWAP”) is not less than 250% of the exercise price for the 2014 warrants in effect for 10 out of such 20-consecutive trading day period, and (ii) if holder and its affiliates beneficially own more than 2% of the outstanding common stock, five trading days after any 30-consecutive trading day period during which the VWAP of the common stock is not less than 250% of the exercise price then in effect for 25 out of such 30-consecutive trading day period. The exercise price of the 2014 warrants is $3.40 per share, and accordingly 250% of such exercise price is $8.50 per share. During a “call period” of 30 trading days following the date on which the call notice is deemed given and effective (with the call period being extended for one trading day for each trading day during the call period during which the VWAP is less than 225% of the exercise price then in effect during the call period), a holder may exercise the 2014 warrant and purchase the called warrant shares. Subject to the foregoing and to the other provisions of the 2014 warrants, if the holder fails to timely exercise the called 2014 warrant, the Company may cancel the unexercised called warrant (or portion thereof that was called). As of December 31, 2017, the investors have exercised 2014 warrants to acquire 1,418,439 shares of common stock (see Note 18), with no warrants remaining outstanding.

As of December 31, 2016, the investors have converted 1,418,439 shares of Series A Preferred into an equal number of shares of common stock, with no shares of Series A Preferred remaining outstanding.

January 2016 Series A-1 Preferred Stock

On January 26, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,183,432 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) and warrants to purchase up to 1,183,432 shares of common stock or Series A-1 Preferred. The shares of Series A-1 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $4.225 per unit. The Series A-1 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $4.10 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-1 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-1 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-1 Preferred and the warrants. The January 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the January 2016 warrants is $4.10 per share, and accordingly 250% of such exercise price is $10.25 per share. The warrants to purchase 1,183,432 shares remain outstanding as of December 31, 2017.

As of December 31, 2016, the investors have converted 1,183,432 shares of Series A-1 Preferred into an equal number of shares of common stock, with no shares of Series A-1 Preferred Shares remaining outstanding.

July 2016 Series A-2 Preferred Stock

On July 11, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,724,137 shares of Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) and warrants to purchase up to 1,724,137 shares of common stock or Series A-2 Preferred. The shares of Series A-2 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $2.90 per unit. The Series A-2 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $2.90 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-2 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-2 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-2 Preferred and the warrants. The July 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the July 2016 warrants is $2.90 per share, and accordingly 250% of such exercise price is $7.25 per share. As of December 31, 2017, the investors have exercised July 2016 warrants to acquire 1,531,723 shares of common stock (see Note 18), with 192,414 warrants remaining outstanding.

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

For the periods ended December 31, 2017 and December 31, 2016, the investors have converted 625,013 shares and 1,099,124 shares, respectively, of Series A-2 Preferred into an equal number of shares of common stock, with no shares of Series A-2 Preferred Shares remaining outstanding as of December 31, 2017.

F- 25

NOTE 18:	STOCK OPTION PLANS, SHARES RESERVED AND WARRANTS

The Company has a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2009 Plan provides for the grant of performance cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 411,765 shares. The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. On November 3, 2014, the number of shares reserved for issuance under the 2009 Plan increased by 1,000,000. On May 25, 2016, upon the approval of the Company’s stockholders at the annual meeting of stockholders, the number of shares reserved for issuance increased by 4,500,000. At December 31, 2017, the aggregate balance of shares reserved for issuance under the 2009 plan was 11,335,847. On January 1, 2018, pursuant to the provisions of the 2009 Plan, 1,669,471 shares were added to the shares reserved for issuance pursuant to awards under the 2009 Plan (see Note 20).

On February 7, 2017, the Company granted options to purchase 1,458,000 shares of common stock to the officers and employees of the Company under the 2009 Plan with an exercise price of $3.15 per share. The options will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 58%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.17%, which resulted in a calculated fair value of $2,551,500.

 On February 13, 2017, the Company granted options to purchase 388,750 shares of common stock to the employees of the Company under the 2009 Plan with an exercise price of $3.35 per share. The options will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 58%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.24%, which resulted in a calculated fair value of $725,557.

    From February 15, 2017 to March 31, 2017, the Company granted options to purchase 75,000 shares of common stock to the new hires of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $3.40 to $4.25 per share. These options will vest with respect to the one-sixth of the option shares on the date that is six months after the vesting commencement date and one thirty-sixth of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 58%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.22%, which resulted in a calculated fair value of $145,804.

On February 28, 2017, the Company granted a stock option to purchase 210,000 shares of common stock to a newly hired employee of the Company under the 2009 Plan with exercise price of $3.45 per share. The options will vest with respect to the one-third of the option shares on the date that is one year after the grant date of the option and one thirty-sixth of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. The option was valued using the Black-Scholes option pricing model; the expected volatility was approximately 58%, the term was six years, the dividend rate was 0.0% and the risk-free interest rate was approximately 2.19%. The calculated fair value of the options was $403,200.

On June 8, 2017, the Company granted options to purchase 90,000 shares of common stock to the non-employee directors of the Company under the 2009 Plan with an exercise price of $4.10 per share. The options will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 57%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.0%, which resulted in a calculated fair value of $201,600.

During the quarter ended June 30, 2017, the Company granted options to purchase 90,000 shares of common stock to the new hires of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $3.50 to $4.60 per share. These options will vest with respect to the one-sixth of the option shares on the date that is six months after the vesting commencement date and one thirty-sixth of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 57%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.1%, which resulted in a calculated fair value of $203,069.

  During the quarter ended September 30, 2017, the Company granted options to purchase 285,000 shares of common stock to the new hires of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $4.50 to $5.65 per share. These options will vest with respect to the one-sixth of the option shares on the date that is six months after the vesting commencement date and one thirty-sixth of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 58%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.1%, which resulted in a calculated fair value of $814,991.

During the quarter ended December 31, 2017, the Company granted options to purchase 90,000 shares of common stock to the new hires of the Company under the 2009 Equity Incentive Plan with exercise prices ranging from $4.00 to $4.55 per share. These options will vest with respect to the one-sixth of the option shares on the date that is six months after the vesting commencement date and one thirty-sixth of the option shares thereafter on each subsequent monthly anniversary of the vesting commencement date, so that the option is exercisable in full over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 57%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.3%, which resulted in a calculated fair value of $211,480.

F- 26

 During the year ended December 31, 2017, vested but unexercised options and unvested options to purchase 282,163 shares of common stock were canceled following the holders’ termination of employment.

The following summarizes the stock option activity for the years ended December 31, 2017 and 2016 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Balance as of December 31, 2015	2,112,800	$5.60	8.05 years
Options Granted	2,520,697	6.58	8.80 years
Options Exercised	(46,379)	5.07	—
Options Canceled	(266,709)	7.44	—

Balance as of December 31, 2016	4,320,409	$6.06	7.98 years

Options Granted	2,696,750	3.54	9.26 years
Options Exercised	(8,402)	3.17	—
Options Canceled	(282,163)	6.23	—

Balance as of December 31, 2017	6,726,594	$5.05	8.17 years

Exercisable at December 31, 2017	3,835,992	$5.51	7.07 years

Stock based compensation expense for the years ended December 31, 2017 and 2016 was approximately $6,058,000 and $4,699,000, respectively. As of December 31, 2017, unrecognized compensation expense related to these stock options was approximately $6.9 million and will be recorded as compensation expense over the next three years.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 6,726,594 and 4,320,409 stock options outstanding at December 31, 2017 and 2016 was approximately $2,980,000 and $26,000, respectively. The aggregate intrinsic value of 3,835,992 and 2,319,963 stock options exercisable at December 31, 2017 and 2016 was approximately $1,009,000 and $1,000, respectively.

The Company has reserved shares of common stock for issuance upon conversion or exercise at December 31, 2017 as follows:

Warrants	3,189,052
RSU	1,300,000
2009 Equity Incentive Plan	6,726,594
Total Shares Reserved	11,215,646

The following table summarizes warrants outstanding at December 31, 2017:

	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2018
2013 Private Placement	22,057		$12.16	June 26, 2013	June 25, 2018
Underwriter Warrants	28,108		$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	4,217		$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Bear State Bank, Collateral to Line of Credit	1,000,000	*	$0.0001	March 28, 2016
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 16, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000		$2.98	August 3, 2016	August 3, 2021
Total Warrants	3,189,052

    *Exercisable upon default of Line of Credit at Bear State Bank, see Note 11.

F- 27

On March 6, 2013, the Company issued RSUs covering 42,707 shares of common stock to directors, officers and employees of the Company under the 2009 Equity Incentive Plan. The value of the award per share was $11.39. A portion of the award vests on the first anniversary date of issuance with the remaining vesting annually in equal amounts over 2 years. The fair value of RSUs is $486,433. On August 25, 2016, 5,590 RSUs vested and were issued as common stock. The Company recorded compensation expense, related to these RSU's, of $0 and $15,922 for the years ended December 31, 2017 and 2016, respectively. Unrecognized compensation expense related to these RSUs as of December 31, 2017 was zero.

On May 25, 2016, the Company issued RSUs covering of 350,000 shares of common stock to the non-employee directors of the Company under the 2009 Equity Incentive Plan. The value of the award per share is $8.46 and will vest 100% on the seventh year anniversary from grant date. The fair value of RSUs is $2,961,000. The Company recorded compensation expense, related to these RSU's, of $423,000 and $253,335 for the years ended December 31, 2017 and 2016. Unrecognized compensation expense related to these RSUs as of December 31, 2017 was $2,284,665.

On March 1, 2017, the Company issued RSUs covering 950,000 shares of common stock to officers and employees of the Company under the 2009 Equity Incentive Plan. The value of the award per share was $3.50 and will vest 100% on the seventh year anniversary from grant. The fair value of RSUs is $3,325,000. The Company recorded compensation expense, related to these RSU's, of $395,833 for the year ended December 31, 2017. Unrecognized compensation expense related to these RSUs as of December 31, 2017 was $2,929,167.

NOTE 19:	INCOME TAXES

At December 31, 2017, the Company had available NOL carry forwards of approximately $81 million for federal income tax purposes, which will begin to expire in 2027. The NOL carry forwards for state purposes are approximately $49 million, which will begin to expire in 2031.

Pursuant to Internal Revenue Code Section 382, the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three year testing period. As a result of any such ownership change, portions of our net operating loss carry forwards and research and development tax credits are subject to annual limitations. The Company completed a Section 382 analysis for the period from June 6, 2006 through September 30, 2017. Based upon the analysis, the Company determined that ownership changes have occurred in prior years.  Based on our analysis of our stockholder activity for the three months ended December 31, 2017, there does not appear to be any additional ownership changes that would have caused an additional annual limitation under the provisions of Section 382.

 ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. federal and corporate tax rate from 35% to 21% beginning in 2018. At December 31, 2017, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the net deferred tax liability resulted in a provision benefit of $339,000 recorded through continuing operations.

The benefit for income taxes from continuing operations consists of the following for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Current	$4,000	$12,000
Deferred	256,000	(7,061,000)
Total	260,000	(7,049,000)
Change in Valuation Allowance	(599,000)	2,474,000
Tax Benefit, net	$(339,000)	$(4,575,000)

F- 28

At December 31, 2017 and December 31, 2016 the significant components of the deferred tax assets from continuing operations are summarized below:

	December 31, 2017	December 31, 2016
Deferred Tax Assets
Net Operating Losses Carry forwards	$20,137,400	$22,998,800
Tax Credits	1,253,500	—
Stock Compensation	736,100	739,100
Accrued Expenses	651,400	678,600
Other	1,900	—
Total Deferred Tax Assets	22,780,300	24,416,500
Valuation Allowance	(20,838,600)	(20,239,100)
	$1,941,700	$4,177,400
Deferred Tax Liabilities
Intangibles	$(2,080,700)	$(4,605,400)
Fixed Assets	(346,000)	(400,600)
Total Deferred Tax Liabilities	(2,426,700)	(5,006,000)
Net Deferred Tax Liability	$(485,000)	$(828,600)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The Company has determined at December 31, 2017 and December 31, 2016 that a full valuation allowance would be required against of all our operating loss carry forwards and deferred tax assets that we do not expect to be utilized by deferred tax liabilities.

The following table reconciles our losses from continuing operations before income taxes for the year ended December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
Federal Statutory Rate	$(8,800,000)	34.00%	$(8,167,000)	34.00%
State Income Tax, net of Federal Tax	(305,000)	1.18%	(911,000)	3.83%
Other Permanent Differences	1,669,000	(6.45%)	925,000	(3.85%)
Prior Year True-Up	—	—	1,323,000	(5.51%)
Section 382 Analysis and Other	(1,657,000)	6.40%	—	—
Tax Cuts and Jobs Act	9,408,000	(36.35%)	—	—
Research and Development Credits	(1,253,000)	4.84%	—	—
Change in State Rate	—	—	(219,000)	0.88%
Change in Valuation Allowance	599,000	(2.31%)	2,474,000	(10.30%)
Expected Tax Benefit	$(339,000)	1.31%	$(4,575,000)	19.05%

Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. For the tax year ended December 31, 2017, the Company recognized no interest or penalties.

NOTE 20:	SUBSEQUENT EVENTS

On January 1, 2018, pursuant to the 2009 Equity Incentive Plan (Note 18) the number of shares reserved for the issuance of stock awards increased by 1,669,471 shares.

F- 29