Form 10-K/A
period 2017-12-31
Adamis Pharmaceuticals Corp
filed 2018-04-30
CIK 887247

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2017 was $127,898,893.

At April 26, 2018, the Company had 33,389,410 shares outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K/A, or this Amendment (also sometimes referred to herein as this report), is to amend Part III, Items 10-14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or the 2017 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 16, 2018, to include information previously omitted from the 2017 Annual Report on Form 10-K in reliance on General Instruction G to Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2017 Annual Report on Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2018 Annual Meeting of Stockholders.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2017 Annual Report on Form 10-K.  This Amendment does not reflect events occurring after the filing of the 2017 Annual Report on Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this report is limited in scope to the items identified above and should be read in conjunction with the 2017 Annual Report on Form 10-K.

The registrant met the “accelerated filer” requirements as of the end of its 2017 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2, SEC Release No. 33-8876 and applicable guidance of the Securities and Exchange Commission (“SEC”), the registrant (as a smaller reporting company transitioning to the accelerated filer larger reporting company system based on its public float as of June 30, 2017) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2018 fiscal year and thus is eligible to check the “smaller reporting company” box on the cover of this report.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Board of Directors

Pursuant to our Bylaws, generally the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members. The ages, principal occupations, current directorships and any directorship held during the past five years, and certain other information with respect to the directors of the Company, including a brief discussion of the specific experience, qualifications, attributes and skills of our individual Board members that have led our Nominating and Governance Committee and the Board to conclude that these individuals should serve on our Board, are presented below as of March 31, 2018.

NAME	AGE	DIRECTOR SINCE	PRINCIPAL OCCUPATION/POSITION WITH ADAMIS
Dennis J. Carlo, Ph.D.	74	2009	Chief Executive Officer of the Company and Director
William C. Denby, III	62	2014	Consultant, Director
David J. Marguglio	47	2009	Senior Vice President, Chief Business Officer and Director
Robert B. Rothermel	74	2014	Consultant, Director
Richard C. Williams	74	2014	Consultant, Director

Dennis J. Carlo, Ph.D. Dr. Carlo became President, Chief Executive Officer and a director of the Company in April 2009 in connection with the closing of the merger transaction between the Company and the corporation that now is a wholly-owned subsidiary of the Company, Adamis Corporation (“Old Adamis”). Dr. Carlo was a co-founder of Old Adamis and served as its President and Chief Executive Officer, and a director, from October 2006 to April 2009. From 2003 to 2006, he served as president of Telos Pharmaceuticals, a private biotechnology company. From 1982 to 1987, he served as Vice President of Research and Development and Therapeutic Manufacturing at Hybritech Inc., a pharmaceutical and life science company which was acquired by Eli Lilly & Co in 1985. After the sale to Lilly, Dr. Carlo, along with Dr. Jonas Salk, James Glavin and Kevin Kimberland, founded Immune Response Corporation, a public biotechnology company, where he served as its President and Chief Executive Officer from 1994 to 2002. Before then, he held various positions with life science companies, including Merck & Co. Dr. Carlo received a B.S. degree in microbiology from Ohio State University and has a Ph.D. in Immunology and Medical Microbiology from Ohio State University. We believe that Dr. Carlo brings his executive experience, including his experience in senior management positions at several companies in the life science industry including Immune Response Corporation and Hybritech Inc., his knowledge of the markets in which we compete and intend to compete, and his deep knowledge of Adamis gained from his position as chief executive officer of the Company.

William C. Denby, III. Mr. Denby became a director of the Company in August 2014. From 2002-2014, Mr. Denby was Senior Vice President, Commercial Operations at Santarus, Inc. which was acquired by Salix Pharmaceuticals. Inc. in January of 2014. At Santarus, he directed all commercial functions including Sales, Marketing, Market Research, Customer Service, Managed Care, New Product Planning and other various functions. Prior to Santarus, he was Senior Vice President, Commercial Operations and Senior Vice President, Sales and Marketing at Agouron Pharmaceuticals, Inc. Earlier in his career, he spent approximately 20 years in various leadership management roles at Marion Merrell Dow, Inc. Mr. Denby has a Bachelor of Arts degree in English and Business from State University of New York at Fredonia and a Masters of Business Administration from Rockhurst College. We believe that Mr. Denby brings his leadership, business and scientific knowledge of the life science and pharmaceutical industries, including his service as an executive officer of private and public biotechnology companies.

David J. Marguglio. Mr. Marguglio joined the Company as Vice President, Business Development and Investor Relations, and a director in April 2009 in connection with the closing of the merger transaction with Old Adamis, and has held positions with the Company of Senior Vice President of Corporate Development and, since March 2017, Senior Vice President and Chief Business Officer. Mr. Marguglio was a co-founder of Old Adamis and served as its Vice President of Business Development and Investor Relations, and a director, since its inception in June 2006 until April 2009. From 1996 to 2006, he held various positions with Citigroup Global Markets, Smith Barney and Merrill Lynch. Before entering the financial industry, from 1994 to 1996, he founded and ran two different startup companies, the latter of which was eventually acquired by a Fortune 100 company. From 1993 to 1994, he served as financial counsel for the commercial litigation division of a national law firm. He received a degree in finance and business management from the Hankamer School of Business at Baylor University. We believe that Mr. Marguglio brings his executive experience, including his experience in business development of new companies and financial services background, and his knowledge of Adamis gained from his position as an officer of the Company.

Robert B. Rothermel. Mr. Rothermel became a director of the Company in August 2014. Mr. Rothermel is a partner with a private investment and management firm, CroBern Management Partnership, which works within the health care industry. Currently, he serves as a board member and chairman of the audit committee of Medcor, a private healthcare company, and has also served as a board member of Cerescan, a private brain imaging company. Prior to CroBern, Mr. Rothermel spent 37 years with Deloitte & Touche, and served as a Partner and Global Managing Director of the Enterprise Risk Services practice. He also served as a member of Deloitte & Touche’s Board of Directors, the firm’s Global Assurance and Advisory Management Committee, the U.S. Management Committee and chaired the firm’s Partner Compensation Committee. He also served as a director of the Company from January 2004 until its merger with Old Adamis in April 2009 and was Chair of the audit committee of the Company. Mr. Rothermel has a Bachelor of Science degree in Business Administration from Bowling Green State University. We believe that Mr. Rothermel brings his extensive public accounting and financial background and experience by virtue of his many years of service as a partner and in senior capacities with Deloitte & Touche, and his past service on the boards of directors of public and private life science and healthcare companies.

Richard C. Williams. Mr. Williams became a director and Chairman of the Board in August 2014. Since 1989, Mr. Williams has served as the founder and President of Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment. Prior to founding Conner-Thoele Limited in 1989, Mr. Williams served in a number of progressively responsible operational and financial management positions with multinational firms. These firms included American Hospital Supply Corporation, UNC Resources, Abbott Laboratories, Field Enterprises and Erbamont NV. Mr. Williams has served as a director and Vice Chairman of Strategic Planning for King Pharmaceuticals. Prior to King, he served as Chairman and a director of Medco Research before Medco was acquired by King Pharmaceuticals. Mr. Williams has also served as a director of several other public and private companies, several as Chairman, including Ista Pharmaceuticals, Vysis Pharmaceuticals, Immunemedics, EP Medical and the Company. Mr. Williams served as a director of the Company from November 2003 to April 2009, and was Chairman of the Company from November 2003 to April 2009, when the Company merged with Old Adamis (which was then named Adamis Pharmaceuticals Corporation) and changed its corporate name to Adamis Pharmaceuticals Corporation. Following the merger, Mr. Williams served as Chairman of the Company until June 2009. He served as a director of Ista Pharmaceuticals from December 2002 to June 2012 and as Chairman of the Board from July 2004 to June 2012, when Ista was acquired. He was a member of the Listed Company Advisory Committee of New York Stock Exchange. Mr. Williams received a Bachelor of Arts degree in Economics from DePauw University and a Masters of Business Administration from the Wharton School of Finance. We believe that Mr. Williams brings his extensive leadership, business, financial and scientific knowledge of the life science industry, including his service as an officer and director of private and public biotechnology companies and the knowledge gained from consulting to companies and investors in the biotechnology, pharmaceuticals and life science areas, as well as his previous experience working in senior capacities at large pharmaceutical companies.

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The Audit Committee is responsible to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee assists the full Board in its general oversight of our compliance with legal and regulatory requirements, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Subject to an approved charter, the responsibilities of the Audit Committee also include reviewing and monitoring the integrity of our accounting practices, internal control systems, financial reporting processes and our financial statements and related disclosures in our filings with the SEC, monitoring the independence and performance of our independent auditor, providing an avenue of communication among the independent auditor, our management and our Board, and reviewing policies with respect to risk assessment and risk management. The Audit Committee also has the ability to retain, at our expense and without further approval of the Board, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties. The Audit Committee also reviews and approves related party transactions. The members of the Audit Committee are Richard C. Williams, William C. Denby, III and Robert B. Rothermel. The Board has determined that each member of the Audit Committee is “independent” as defined by the applicable NASDAQ rules and by the Sarbanes-Oxley Act of 2002 and regulations of the SEC, and that Mr. Rothermel and Mr. Williams qualify as an “audit committee financial expert” as defined in such regulations.

Independence of Directors

The Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or the Company’s independent registered public accounting firm. Based on its review, the Board determined that each member of the board of directors, other than Dr. Carlo and Mr. Marguglio who are executive officers of the Company, is independent under the NASDAQ criteria for independent board members, and that each member of the standing committees of the Board is independent under such criteria.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our definitive proxy statement for our 2017 annual meeting of stockholders that was filed with the SEC on May 1, 2017.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide any person, without charge, a copy of the Code. Requests for a copy of the Code may be made by writing to the Company at Adamis Pharmaceuticals Corporation, 11682 El Camino Real, Suite 300, San Diego, California 92130; Attention: Chief Financial Officer. The Company intends to disclose any amendment to, or a waiver from, a provision of its code of business conduct and ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of its code of business conduct and ethics, through reports on Form 8-K filed with the SEC or by posting such information on its website, www.adamispharma.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, named executive officers and beneficial owners of more than 10% of our common stock (“common stock”) are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the SEC and the principal exchange upon which such securities are traded or quoted and to furnish us with copies of the reports. Other than as set forth below, based solely on a review of the copies of such forms furnished to us, we believe that from January 1, 2017 to December 31, 2017, all such persons satisfied such applicable SEC filing requirements. On March 16, 2017, Ronald B. Moss, M.D., filed a Form 3 relating to his appointment effective February 28, 2017, as an executive officer of the Company, and a Form 4 reporting the award on February 28, 2017, of a stock option to purchase 210,000 shares of common stock under the Company's 2009 Equity Incentive Plan.

Information Regarding Executive Officers

The names, ages, principal occupations during the past five years, and certain other information with respect to our executive officers are shown below as of March 31, 2018. To the extent that any named executive officer is also serving as a member of the Board, then such named executive officer’s biography is set forth under “Information Regarding Board of Directors” above.

Our executive officers are appointed by the Board.

Name	Age	Principal Occupation
Dennis J. Carlo, Ph.D.	74	Chief Executive Officer of the Company and Director
David J. Marguglio	47	Senior Vice President, Chief Business Officer and Director
Robert O. Hopkins	57	Vice President, Finance and Chief Financial Officer
Karen K. Daniels	65	Vice President of Operations
Thomas Moll, Ph.D.	52	Vice President of Research
Ronald B. Moss, M.D.	57	Chief Medical Officer
Eddie W. Glover	68	Chief Executive Officer of US Compounding, Inc.

 Robert O. Hopkins. Mr. Hopkins became Vice President, Finance and Chief Financial Officer of the Company in April 2009 in connection with the closing of the merger transaction between the Company and Old Adamis. He joined Old Adamis in April 2007 as Vice President, Finance and Chief Financial Officer. From 2000 to 2004, he was an Executive Vice President and the Chief Financial Officer of Chatham Capital Corp. In that position he managed financial operations for a corporation that held several hospitals, an extensive life sciences operation and a number of other business units within its portfolio. Mr. Hopkins served as Chief Financial Officer of Veritel Corp. from 1999 and 2000, a biometric software company. He has also served as Chief Operating Officer for Circle Trust Company from 2004 to 2005, during which time he was responsible for corporate reorganization after acquiring a troubled trust company. From 2005 until Mr. Hopkins joined Old Adamis in April 2007, he consulted for Acumen Enterprises providing analysis and business plans for the various projects with which the company was involved. From 1997 to 1999, Mr. Hopkins was Senior Vice President for Finance for the Mariner Post-Acute Network, Atlanta, Georgia. In this position he was responsible for financial management of a division consisting of 12 long-term, acute care hospitals. Among his previous medical-related experience, he has served as Assistant Administrator of Finance for Kindred Hospitals; President and Chief Executive Officer of Doctors Hospital of Hyde Park; and Vice President of Accounting for Cancer Treatment Centers of America. Mr. Hopkins received a B.S. degree in Finance from Indiana State University and an M.B.A. from Lake Forest Graduate School of Management.

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

Thomas Moll, Ph.D. Dr. Moll joined Adamis Pharmaceuticals in February 2008 as Vice President of Research. He has close to 20 years of experience in both academic and industrial preclinical research and development in the areas of inflammation, immunology and cancer biology. Prior to joining Adamis, Dr. Moll was Vice President of Research at privately held Telos Pharmaceuticals from 2003 to 2008. From 1998 to 2003 he was Vice President of Immunology at Cardion AG, a privately held German biotech company. Dr. Moll holds a diploma in Biology II from the University of Basel, Switzerland, and received his doctorate degree in Genetics and Biochemistry from the University of Vienna, Austria.

Ronald B. Moss, M.D. Dr. Moss joined the Company as Chief Medical Officer in February 2017. Prior to joining the Company, Dr. Moss served as President and Chief Executive Officer of Ansun Biopharma from October 2012 to February 2017 and as interim CEO from October 2011 to October 2012. Dr. Moss served as Executive Vice President of Clinical Development & Medical Affairs at NexBio from January 2009 to October 2011. From June 2006 to January 2009, Dr. Moss served as the Vice President of Clinical Development at Vical Inc. From January 2004 to March 2006, he served as the Vice President of Medical Affairs at Telos Pharmaceuticals. Dr. Moss served as the Senior Director of Worldwide Regulatory Affairs for Vaccines/Biologics at Merck and Company from January 2003 to January 2004. Dr. Moss joined The Immune Response Corporation in January 1994 as Medical Director and advanced through positions of increasing responsibility and served as the interim President and Chief Executive Officer from August 2002 to January 2003. From July 1993 to January 1994, Dr. Moss served as Assistant Medical Director at Immunization Products Ltd., a joint venture between Rhone-Poulenc Rorer and Immune Response. Dr. Moss trained in Pediatrics at SUNY Stony Brook and completed his Fellowship in Allergy and Clinical Immunology at the National Institutes of Health, and is board certified in allergy and immunology. He is a Fellow of the American Academy of Allergy Asthma and Immunology (FAAAI) and a Fellow of the American College of Allergy, Asthma, and Immunology (FCAAI). Dr. Moss is a voluntary faculty member at University of California, San Diego, School of Medicine Department of Medicine. Dr. Moss earned his M.D. degree at the Chicago Medical School, Rosalind Franklin University of Medicine and Science and his bachelor’s degree from the State University of New York at Stony Brook.

Eddie W. Glover. Mr. Glover is the Chief Executive Officer of US Compounding, Inc. (“USC”), which Adamis acquired in a merger transaction completed in April 2016 pursuant to which USC became a wholly-owned subsidiary of Adamis. Mr. Glover co-founded USC in 2005 and has served as President or Chief Executive Officer since 2005. USC is a drug outsourcing facility registered under Section 503B of the Food, Drug & Cosmetic Act, as amended. Mr. Glover previously served as the president of the Arkansas Pharmacists Association and currently is a member of its board of directors. Mr. Glover has previously served on the board of directors of the Arkansas Pharmacists Association, Pharmacy Partners of America, and the International Association of Compounding Pharmacist. Mr. Glover is a member of the National Community Pharmacists Association (NCPA) and Professional Compounding Centers Of America (PCCA). He was named NCPA “Pharmacist of the Year” in 2012 and PCCA “Pharmacist of the Year” in 2009. Mr. Glover is a graduate of the University of Central Arkansas and received his Pharmacy degree from the University of Oklahoma.

ITEM 11:	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Adamis during years ended December 31, 2017 and 2016 to (i) each person who served as Adamis’ chief executive officer during fiscal 2017, (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2017 and whose total compensation for such year exceeded $100,000, and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of 2017, of which there were none (sometimes referred to collectively as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Dennis J. Carlo, Ph.D.	2017	$605,000	—	875,000	(5)	834,750	(1)	$220,825	(2)	$27,189	(3)	$2,562,764
President and Chief Executive Officer	2016	$575,000	—	—		1,017,444	(1)	$143,750	(4)	$27,527	(3)	$1,763,721

Robert O. Hopkins	2017	$318,000	—	700,000	(5)	192,500	(1)	$69,642	(2)	$27,172	(3)	$1,307,314
Vice President, Chief Financial Officer	2016	$300,000	—	—		154,521	(1)	$45,000	(4)	$24,981	(3)	$524,502

David J. Marguglio	2017	$328,000	—	700,000	(5)	308,000	(1)	$95,776	(2)	$24,862	(3)	$1,456,638
Senior Vice President, Chief Business Officer	2016	$310,000	—	—		247,234	(1)	$62,000	(4)	$23,528	(3)	$642,762

(1)

Reflects the grant date fair value for financial statement reporting purposes with respect to stock options granted during the years ended December 31, 2017 and 2016, respectively, calculated in accordance with applicable rules and regulations and authoritative guidance. For information concerning assumptions used to estimate fair value, please see Note 18 to the accompanying notes to our financial statements appearing in the 2017 Annual Report on Form 10-K. The actual amount ultimately realized from the equity awards will likely vary based on a number of factors, including, but not limited to Adamis’ actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting. Each option is intended to be an incentive stock option. Each option has a term of ten years from the grant date, subject to earlier termination of the term as provided in the 2009 Equity Incentive Plan (the "Plan"). For options with respect to 2017, reflects stock options granted on February 7, 2017 to the named executive officers to purchase shares of common stock as follows: Dr. Carlo, 477,000 shares; Mr. Hopkins, 110,000 shares; and Mr. Marguglio, 176,000 shares. Each 2017 option had an exercise price equal to $3.15 per share. For options with respect to 2016, reflects stock options granted on January 25, 2016 to the named executive officers to purchase shares of common stock, as follows: Dr. Carlo, 442,367 shares; Mr. Hopkins, 67,183 shares; and Mr. Marguglio, 107,493 shares. The 2016 options had an exercise price equal to $4.10 per share. Each option vests and becomes exercisable ratably monthly over a period of three years from the grant date. The stock options are also subject to accelerated vesting in certain circumstances, including a change in control of the Company.

(2)	Reflects cash bonuses paid in February 2018 pursuant to the Company’s 2017 Bonus Plan, with respect to the 2017 year.
(3)	For 2017 and 2016, reflects primarily premiums paid by the Company on behalf of each of Messrs. Carlo, Marguglio and Hopkins for health, dental, and vision insurance.
(4)	Reflects cash bonuses paid in February 2017 pursuant to the Company’s 2016 Bonus Plan, with respect to the 2016 year.
(5)	Reflects restricted stock unit awards granted on March 1, 2017 and which will vest on the seventh anniversary of the date of grant or upon change of control or upon termination of service by reason of death or disability, with respect to the following numbers of shares of common stock: Dr. Carlo, 250,000 shares; Mr. Hopkins, 200,000 shares; and Mr. Marguglio, 200,000 shares. The fair market value of the shares at the time of issuance was $3.50 per share. For a discussion of assumptions used to estimate fair value, please see Note 18 to our financial statements in the 2017 Annual Report on Form 10-K.

Narrative Disclosure to Compensation Table

Employment Agreements

The Company has previously entered into employment agreements with certain of its executive officers, effective December 31, 2015. In April 2016, in connection with the Company’s acquisition of U.S. Compounding, Inc. (“USC”), USC entered into an employment agreement with Eddie W. Glover. In addition, in February 2017, the Company entered into an employment agreement with Ronald B. Moss, M.D. The agreements provide for the employment of the following persons to the following positions: Dennis J. Carlo, Ph.D., President and Chief Executive Officer; David J. Marguglio, Senior Vice President of Business Development; Robert O. Hopkins, Vice President of Finance and Chief Financial Officer; Ronald B. Moss, M.D., Chief Medical Officer; Karen K. Daniels, Vice President of Operations; Thomas Moll, Vice President of Research; and Eddie W. Glover, Chief Executive Officer of USC.

The agreements provide for initial base compensation at the following annual rates: Dr. Carlo, $550,000; Mr. Marguglio, $300,000; Mr. Hopkins, $260,000; Dr. Moss, $385,000; Ms. Daniels and Dr. Moll, $260,000; and Mr. Glover, $300,000. Under the agreements, the officers are eligible to participate in benefit programs that are routinely made available to officers (and in Mr. Glover’s case, officers of USC), including any executive stock ownership plans, profit sharing plans, incentive compensation or bonus plans, retirement plans, Company-provided life insurance, or similar executive benefit plans maintained or sponsored by the Company. The Board may also in its discretion make additional discretionary cash or equity payments, awards, changes in base salary, bonuses or other payments to its officers and employees. Except with respect to titles, salary amounts, and certain severance and benefit provisions following certain kinds of employment terminations or change of control events, or otherwise as described below, the agreements are similar in material respects. The agreements are terminable at any time by either party.

In January 2016, upon the recommendation of the Compensation Committee, and after a review of information from the firm of Pearl Meyer, independent compensation consultants, development of a peer group of companies and review of compensation including information relating to the peer group of companies, the non-employee members of the Board approved an increase in the annual base salaries of officers for 2016 to the following amounts: Dr. Carlo, $575,000; Mr. Marguglio, $310,000; Mr. Hopkins, $300,000; Ms. Daniels, $280,000; and Dr. Moll, $280,000. In February 2017, the Compensation Committee approved an increase in the annual base salaries of officers for 2017 to the following amounts: Dr. Carlo, $605,000; Mr. Marguglio, $328,000; Mr. Hopkins, $318,000; and Ms. Daniels and Dr. Moll, $291,000.

Bonus and Non-Equity Incentive Plan Compensation

Each officer is eligible to receive such discretionary bonuses as the Compensation Committee may approve. In addition, our compensation structure includes eligibility for annual cash bonuses for officers and most non-officer employees. In March 2016, the independent members of the Board, based on a recommendation by the Compensation Committee, approved the Company’s 2016 Bonus Plan (the “2016 Bonus Plan”). The terms of the 2016 Bonus Plan establish for each level of Company employee, including the Company’s executive officers but excluding field sales employees of the Company, a target cash bonus amount, expressed as a percentage of base salary. All determinations regarding payments of bonuses under the 2016 Bonus Plan are made in the discretion of the Compensation Committee. The target bonus amounts for our executive officers under the 2016 Bonus Plan generally ranged between 30% - 50% of their base salary; the target bonus amounts as a percentage of base salary for 2016 for our named executive officers were as follows: Dr. Carlo, 50%; Mr. Marguglio, 40%; and Mr. Hopkins, 30%. Under the terms of the 2016 Bonus Plan, bonus payments are based on an evaluation by the Compensation Committee and the independent members of the Board of Directors of the Company’s achievement of corporate goals and, as applicable, individual goals, for the year. The corporate performance goals for 2016 were also approved by the Board based on a recommendation of the Compensation Committee and included the achievement of performance targets and business goals with respect to the Company’s financial results, capital raising activities, pre-clinical and clinical trial activities, regulatory activities and approvals, product development and product commercialization activities. In February 2017, upon the recommendation of the Compensation Committee, the Board approved cash bonus payments under the 2016 Bonus Plan for 2016 in the following amounts, Dr. Carlo, $143,750; Mr. Marguglio, $62,000; Mr. Hopkins, $45,000; Ms. Daniels, $42,000; and Dr. Moll, $42,000.

In January 2017, the independent members of the Board, based on a recommendation by the Compensation Committee, approved the Company’s 2017 Bonus Plan (the “2017 Bonus Plan”). The terms of the 2017 Bonus Plan are similar in material respects to the 2016 Bonus Plan. The target bonus amounts as a percentage of base salary for 2017 for our named executive officers were as follows: Dr. Carlo, 50%; Mr. Marguglio, 40%; and Mr. Hopkins, 30%. The corporate performance goals for 2017 included the achievement of performance targets and business goals tied to the Company’s financial results, capital raising and strategic activities, clinical development and regulatory filings and approvals, clinical trials and related results and product development activities. In February 2018, the Compensation Committee approved cash bonus payments under the 2017 Bonus Plan for 2017 in the following amounts, Dr. Carlo, $220,825; Mr. Marguglio, $95,776; Mr. Hopkins, $69,642; Dr. Moss, $84,315; Ms. Daniels, $63,729; and Dr. Moll, $63,729. Additionally, the committee approved discretionary cash bonus payments for 2017 to the following executive officers in the following amounts: Dr. Moss, $28,105; Ms. Daniel, $21,243; and Dr. Moll, $21,243.

Equity Incentives

Our 2009 Equity Incentive Plan (the “Plan”) provides for the grant to eligible employees, directors and consultants of stock options, shares of common stock, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, as well as certain kinds of performance cash awards, on such terms as are determined by the Board or other Plan administrator. The Board adopted the Plan in February 2009. The Plan will terminate in February 2019, unless terminated earlier by the Board. The Plan was approved by our stockholders in March 2009. The Plan originally included a reserve (the "Share Reserve") of 411,765 shares of common stock that may be issued pursuant to equity awards (“Awards” or “Stock Awards”) under the Plan. At the 2014 annual meeting of stockholders, the stockholders approved an increase of 1,000,000 shares in the Share Reserve. At the 2016 annual meeting of stockholders, the stockholders approved an increase of 4,500,000 shares in the Share Reserve. In addition, under the provisions of the Plan, the number of shares of common stock available for issuance under Awards pursuant to the Plan automatically increases on January 1st of each year, in an amount equal to the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser number of shares of common stock as the Board may in its discretion determine before the start of a calendar year for which an increase applies. The Board, or an authorized committee such as the Compensation Committee, administers the Plan. The Plan administrator determines recipients, dates of grant, the numbers and types of Awards to be granted, and the terms and conditions of the Awards, including the period of their exercisability and vesting schedule applicable to an Award. Options granted under the plan have terms of up to 10 years. We generally make an initial equity award of stock options to new employees and annual stock-based grants as part of our overall compensation program. All equity-based awards granted to executives are approved by our Compensation Committee or the Board. Stock option grants have an exercise price equal to the fair market value of our common stock on the grant date and generally have a vesting schedule that provides for monthly or other periodic vesting of the option over a period of time, sometimes with an initial cliff-vesting period where a portion vests after an initial period of time from the grant date, provided that the award recipient continues to provide continuous service to the Company. Our general practice is to make annual stock option awards as part of overall compensation, and sometimes upon promotion.

In January 2016, we granted options intended to be incentive stock options to executive officers to purchase shares of common stock as follows: Dr. Carlo, 442,367 shares; Mr. Marguglio, 107,493 shares; and each of Mr. Hopkins, Dr. Moll and Ms. Daniels, 67,183 shares. The 2016 options had an exercise price equal to $4.10 per share. Each option vests and becomes exercisable ratably monthly over a period of three years from the grant date. In February 2017, we granted options intended to be incentive stock options to executive officers to purchase shares of common stock as follows: Dr. Carlo, 477,000 shares; Mr. Marguglio, 176,000 shares; each of Mr. Hopkins, Dr. Moll and Ms. Daniels, 110,000 shares: and Dr. Moss, 210,000 shares. The 2017 options had an exercise price equal to $3.45 per share. Each option vests and becomes exercisable ratably monthly over a period of three years from the grant date. In February 2018, we granted options intended to be incentive stock options to executive officers to purchase shares of common stock as follows: Dr. Carlo, 166,934 shares; each of Mr. Marguglio and Mr. Hopkins, 133,547 shares; and each of Ms. Daniels and Dr. Moll and Dr. Moss, 83,467 shares. The 2018 options had an exercise price equal to $2.83 per share. Each option vests and becomes exercisable ratably monthly over a period of three years from the grant date. The above options also are subject to accelerated vesting upon the occurrence of certain events, including certain changes in control of the Company and, with respect to certain of the options, death or disability.

We have also made grants of restricted stock units (“RSUs”) in addition to, or in lieu of, stock option awards. We did not grant any RSUs to officers or other employees in 2016. In March 2017, the Compensation Committee granted RSU awards under the Plan the respect to the following numbers of shares of common stock to each of the following officers: Dr. Carlo, 250,000; each of Mr. Marguglio and Mr. Hopkins, 200,000; and each of Ms. Daniels and Dr. Moll, 150,000. The RSUs vest at the end of seven years if the recipient has provided Continuous Service (as defined in the Plan and the Award agreement) during the seven-year term of the RSU. In February 2018, the Compensation Committee granted RSU awards under the Plan with respect to the following numbers of shares of common stock to each of the following officers: Dr. Carlo, 83,467; each of Mr. Marguglio and Mr. Hopkins, 66,773; and each of Ms. Daniels, Dr. Moll and Dr. Moss, 41,733. The RSUs vest ratably annually over a period of three years if the recipient has provided Continuous Service (as defined in the Plan and the Award agreement) during the three-year term of the RSU. The RSUs also vest earlier upon the death or disability (as defined the Plan and the Award agreement relating to the RSU) of the recipient. In addition, each RSU vests in the event of a Change in Control transaction, as defined in the Plan and Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and related Department of Treasury guidance (“Section 409A”), before the end of the seven year term. If the recipient ceases to provide Continuous Service to the Company during the vesting period (other than as a result of an event described above that results in vesting of the award), then the RSU award would not vest and no shares would be issued pursuant to the award. The shares covered by the RSU would be issued following vesting, as provided in the Plan and the applicable Award agreement. The Plan defines “Continuous Service” as meaning that the participant’s service with the Company or an affiliate, whether as an employee, director or consultant, is not interrupted or terminated. A change in the capacity in which the recipient renders service to the Company or an affiliate as an employee, consultant or director or a change in the entity for which the recipient renders such service, provided that there is no interruption or termination of the recipient’s service with the Company or an affiliate, is not deemed to terminate a recipient’s Continuous Service. To the extent permitted by law, the Board or the chief executive officer of the Company, in that party’s sole discretion, may determine whether Continuous Service is considered interrupted in the case of any leave of absence approved by that party, including sick leave, military leave or any other personal leave.

Tax Considerations

For years prior to 2018, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallowed a federal income tax deduction for public companies for certain compensation in excess of $1.0 million paid to certain executive officers in any one year, including our named executive officers. Prior to 2018, certain compensation, including qualified “performance-based compensation,” was not subject to the deduction limit if certain requirements were met. The performance-based compensation exception was repealed, beginning in 2018, by the Tax Cuts and Jobs Act signed into law in December 2017. As such, compensation paid to certain of our executive officers in excess of $1.0 million will not be deductible unless it qualifies for certain transition relief applicable for compensation paid pursuant to a written binding contract that was in effect as of November 2, 2017.  In addition, the Tax Cuts and Jobs Act increased the scope of individuals subject to the deduction limitation. Thus, compensation originally intended to satisfy the requirements for exemption from Section 162(m) of the Code may not be fully deductible. We are continuing to assess the impact of Section 162(m) of the Code, as amended, on our compensation programs. Although the Board may consider the Section 162(m) rules as a factor in determining compensation, these considerations will not necessarily limit compensation to amounts deductible under Section 162(m).

Employee Benefit Programs

Executive officers are eligible to participate in our employee benefit plans, including medical, dental and vision, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including executive officers.

Pension Benefits

None of our named executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change in Control

Employment Agreements

The employment agreements of the officers of the Company described above contain provisions providing for certain potential payments upon the occurrence of a change in control of the Company. Under the terms of the employment agreements of the executive officers, if the Company terminates the officer’s employment at any time, the officer will be entitled to receive any unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which the officer is entitled by virtue of the officer’s past employment with the Company. The agreements provide that if the officer’s employment is terminated without cause (as defined in the applicable employment agreement), then conditioned on the officer’s timely execution of a general release and waiver, the officer will be entitled to receive severance payments at the officer’s then-annual base salary for the following periods from the date of termination: Dr. Carlo, 18 months; and Messrs. Marguglio, Hopkins, Moss, Moll and Glover and Ms. Daniels, nine months. The officers also would (assuming eligibility and timely elections) be entitled to be reimbursed for payment of the Company’s portion of the premiums required to continue the officer’s medical, dental and vision insurance coverage pursuant to COBRA during the applicable severance period (or until the officer becomes employed full-time by another employer). These payments will be accelerated in the event of a Change in Control transaction, as defined in the agreements. The definition of a “Change in Control” under the agreements is generally similar to the definition of Change in Control in the Plan, as described below. In addition, under the terms of the agreement, in the event of a termination without cause, a number of unvested stock options will accelerate, vest and be exercisable in full as if the officer had remained employed during the severance periods described above, and all options will remain exercisable for a period of one year after the date of termination. Under the agreements, upon termination of employment by reason of death or disability, any options that are vested and exercisable on the termination date will remain exercisable for 12 months after the date of cessation of service, with “disability” defined in the Plan as the inability of the Plan participant to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, as provided in the Code including Section 409A. The employment agreement of Dr. Moss provides that if his employment is terminated by reason of death or disability, then the vesting of all unvested options held by him will accelerate in full and the options held by Dr. Moss will remain exercisable for one year after his cessation of service, with “Disability” defined in the agreement as the officer being disabled from performing the essential functions of the officer’s assigned duties under the employment agreement due to physical or mental disability, with or without reasonable accommodations as required by applicable law, for a period in excess of 60 consecutive days or a period or periods of more than 120 days in the aggregate in any 12-month period.

The agreements also provide that if an officer is terminated without cause or the officer terminates the officer’s employment for good reason (as defined in the applicable employment agreement), upon or within 13 months after the date of a Change in Control, the officer will also be entitled to receive the severance and medical benefits described above, and the severance payments described above will be accelerated and paid in a lump sum. In addition, in the event of a Change in Control, all unvested options held by the officer will accelerate and be exercisable in full and any unvested shares will vest in full. In the event of a Change in Control, the RSUs that were awarded in March 2017 and February 2018 to Messrs. Carlo, Marguglio, Hopkins, Moss, Moll and Daniels would vest in full if they had not already vested, and shares would be issuable following vesting.

“Cause” is generally defined in the employment agreements as the occurrence of any one or more of the following: the officer’s (i) conviction of or plea of nolo contendere to any felony crime involving fraud, dishonesty or moral turpitude under the laws of the United States or any state; (ii) attempted commission of, or participation in, a fraud or act of dishonesty against the Company; (iii) intentional, material violation of any contract or agreement between the officer and the Company or of any statutory duty owed to the Company; (iv) unauthorized use or disclosure of the Company’s confidential information or trade secrets; or (v) gross misconduct. “Good Reason” is generally defined in the employment agreements as the occurrence of any of the following events without the officer’s consent: (i) a material adverse change in the nature of the officer’s authority, duties or responsibilities; (ii) a material adverse change in the officer’s reporting level; (iii) the relocation of the Company’s executive offices or principal business location to a point more than 60 miles from their location as of the date of the agreement; or (iii) a material reduction by the Company of the officer’s base salary as initially set forth in the applicable employment agreement or as the same may be increased from time to time, except for across-the-board salary reductions based on the Company’s financial performance similarly affecting all or substantially all senior officers of the Company not in excess of 15% of officer’s base salary. Such a termination by an officer will only be deemed for Good Reason if: (i) the officer gives the Company written notice of the intent to terminate for Good Reason within 30 days following the first occurrence of the condition(s) that the officer believes constitutes Good Reason; (ii) the Company fails to remedy such conditions within 30 days following receipt of the written notice; and (iii) the officer terminates employment within 30 days following the end of the cure period.

With respect to Mr. Glover’s employment agreement, “Cause” is defined as any one of the following: (i) the officer’s failure to perform officer’s duties under the agreement or to comply with any lawful and good faith direction given by or on behalf of the Company or USC, which failure remains uncured (if capable of being cured) for greater than 30 business days after officer’s receipt of written notice of such failure; or officer’s intentional, material violation of any contract or agreement between officer and the Company or USC or of any statutory duty owed to the Company or USC; (ii) officer engages in gross misconduct, repeated negligent conduct or willful misconduct in connection with officer’s employment; (iii) officer is convicted of, or pleads guilty or no contest to, any felony involving violence, fraud, dishonesty or moral turpitude; (iv) officer’s commission or attempted commission of an act of fraud or dishonesty against, or the misappropriation of property belonging to, (x) the Company or USC or any of their affiliates or (y) a third person; (v) a breach by officer of any confidentiality or proprietary information agreement or non-solicitation or non-competition undertaking relating to or involving (x) the Company or USC or any of their affiliates in any event or (y) a third person with respect to whom it could reasonably be expected to negatively impact on the Company or USC or any of their affiliates, in each case including without limitation officer’s unauthorized use or disclosure of the Company’s or USC’s confidential information or trade secrets; (vi) officer engages in any conduct that would allow for officer’s immediate termination under the Company’s or USC’s discipline and discharge guidelines or similar employment policies, or (vii) officer materially breaches a code of conduct or similar employment policies or the Company or USC. With respect to Mr. Glover, “Good Reason” is defined as any one of the following: (i) a material adverse change in the nature of officer’s authority, duties or responsibilities with respect to USC as they exist immediately after the date of the employment agreement, defined for this purpose as a demotion of at least two levels within the organization of USC accompanied by a reduction in authority, duties or responsibilities; (ii) requiring officer to relocate to business location of the Company or USC to a point more than 100 miles from USC’s location as of the date of the agreement; or (iii) a material reduction by USC of officer’s initial base salary as set forth in the employment agreement, except for (A) across-the-board salary reductions for executives or management of USC similarly affecting all or substantially all executive or management of USC, or (B) reductions that do not exceed 15% of officer’s base salary. Under the agreement, termination of employment for Good Reason will not be deemed to have occurred unless (i) officer gives USC written notice of the intent to terminate for Good Reason within thirty 30 days following the first occurrence of the conditions that officer believes constitute Good Reason, (ii) such conditions are not remedied within 30 days following receipt of the written notice, and (iii) officer terminates employment within 30 days following the end of the cure period.

2009 Equity Incentive Plan

Our 2009 Equity Incentive Plan (the “Plan”) includes provisions affecting the vesting of Awards granted under the Plan in the event of a change in control of the Company. Under the provisions of the Plan, unless otherwise provided in a particular Award agreement under the Plan, the following provisions apply to Stock Awards in the event of a Corporate Transaction unless otherwise provided in the instrument evidencing the Stock Award or any other written agreement between the Company or any Affiliate and the holder of the Stock Award, and may result in acceleration of options or other awards granted under the Plan in connection with a change in control transaction.

(i) Stock Awards May Be Assumed. Except as otherwise stated in the Stock Award Agreement, in the event of a Corporate Transaction, any surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company) may assume or continue any or all Stock Awards outstanding under the Plan or may substitute similar stock awards for Stock Awards outstanding under the Plan (including but not limited to, awards to acquire the same consideration paid to the stockholders of the Company pursuant to the Corporate Transaction), and any reacquisition or repurchase rights held by the Company in respect of common stock issued pursuant to Stock Awards may be assigned by the Company to the successor of the Company (or the successor’s parent company, if any), in connection with such Corporate Transaction. A surviving corporation or acquiring corporation (or its parent) may choose to assume or continue only a portion of a Stock Award or substitute a similar stock award for only a portion of a Stock Award. The terms of any assumption, continuation or substitution will be set by the Board.

(ii) Stock Awards Held by Current Participants. Except as otherwise stated in the Stock Award Agreement, in the event of a Corporate Transaction in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue such outstanding Stock Awards or substitute similar stock awards for such outstanding Stock Awards in accordance with subsection (i) above, then with respect to Stock Awards that have not been assumed, continued or substituted and that are held by Participants whose Continuous Service has not terminated prior to the effective time of the Corporate Transaction (referred to as the “Current Participants”), the vesting of such Stock Awards (and, with respect to Options and Stock Appreciation Rights, the time at which such Stock Awards may be exercised) will (contingent upon the effectiveness of the Corporate Transaction) be accelerated in full to a date prior to the effective time of such Corporate Transaction as the Board determines (or, if the Board does not determine such a date, to the date that is five days prior to the effective time of the Corporate Transaction), such Stock Awards will terminate if not exercised (if applicable) at or prior to the effective time of the Corporate Transaction, and any reacquisition or repurchase rights held by the Company with respect to such Stock Awards will lapse (contingent upon the effectiveness of the Corporate Transaction).

  (iii) Stock Awards Held by Persons other than Current Participants. Except as otherwise stated in the Stock Award Agreement, in the event of a Corporate Transaction in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue such outstanding Stock Awards or substitute similar stock awards for such outstanding Stock Awards in accordance with subsections (i) or (ii) above, respectively, then with respect to Stock Awards that have not been assumed, continued or substituted and that are held by persons other than Current Participants, the vesting of such Stock Awards (and, if applicable, the time at which such Stock Award may be exercised) will not be accelerated and such Stock Awards (other than a Stock Award consisting of vested and outstanding shares of Common Stock not subject to a forfeiture condition or the Company’s right of repurchase) will terminate if not exercised (if applicable) prior to the effective time of the Corporate Transaction; provided, however, that any reacquisition or repurchase rights held by the Company with respect to such Stock Awards will not terminate and may continue to be exercised notwithstanding the Corporate Transaction.

(iv) Payment for Stock Awards in Lieu of Exercise. Notwithstanding the foregoing, in the event a Stock Award will terminate if not exercised prior to the effective time of a Corporate Transaction, the Board may provide, in its sole discretion, that the holder of such Stock Award may not exercise such Stock Award but will receive a payment, in such form as may be determined by the Board, equal in value to the excess, if any, of (A) the value of the property the holder of the Stock Award would have received upon the exercise of the Stock Award (including, at the discretion of the Board, any unvested portion of such Stock Award), over (B) any exercise price payable by such holder in connection with such exercise.

In addition, under the provisions of the Plan, a Stock Award may be subject to additional acceleration of vesting and exercisability upon or after a Change in Control as may be provided in the Stock Award Agreement for such Stock Award or as may be provided in any other written agreement between the Company or any Affiliate and the recipient of the Stock Award, but in the absence of such provision, no such additional acceleration will occur.

The terms of the options held by the named executive officers and reflected in the Summary Compensation Table, as well as options granted to certain other executive officers of the Company in 2016 and 2017 including Dr. Moll and Ms. Daniels, provide for full acceleration of any unvested portion of the option upon an event that constitutes a Change in Control of the Company as defined in the Plan and under Section 409A. Except with respect to Dr. Moss, the employment agreements of the executive officers do not provide for accelerated vesting of unvested stock options upon a termination of service by reason of death or disability; however, options held by executive officers may provide for accelerated vesting of the unvested portion of the option in the event of the officer’s termination of continuous service by reason of death or disability, and the options granted in February 2018 to the executive officers of the Company provided for such acceleration of vesting.

Under the Plan and the employment agreements of the executive officers described above, “Change in Control” means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

(i) any person, entity or “group” (with certain exceptions, an “Exchange Act Person”) within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner (“Owner”), directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities other than by virtue of a merger, consolidation or similar transaction. Notwithstanding the foregoing, a Change in Control will not be deemed to occur (A) on account of the acquisition of securities of the Company by an investor, any affiliate thereof or any other Exchange Act Person from the Company in a transaction or series of related transactions the primary purpose of which is to obtain financing for the Company through the issuance of equity securities or (B) solely because the level of Ownership held by any Exchange Act Person (the “Subject Person”) exceeds the designated percentage threshold of the outstanding voting securities as a result of a repurchase or other acquisition of voting securities by the Company reducing the number of shares outstanding, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of voting securities by the Company, and after such share acquisition, the Subject Person becomes the Owner of any additional voting securities that, assuming the repurchase or other acquisition had not occurred, increases the percentage of the then outstanding voting securities Owned by the Subject Person over the designated percentage threshold, then a Change in Control will be deemed to occur;

 (ii) there is consummated a merger, consolidation or similar transaction involving (directly or indirectly) the Company and, immediately after the consummation of such merger, consolidation or similar transaction, the stockholders of the Company immediately prior thereto do not Own, directly or indirectly, either (A) outstanding voting securities representing more than 50% of the combined outstanding voting power of the surviving entity in such merger, consolidation or similar transaction or (B) more than 50% of the combined outstanding voting power of the parent  of the surviving entity in such merger, consolidation or similar transaction, in each case in substantially the same proportions relative to each other as their Ownership of the outstanding voting securities of the Company immediately prior to such transaction;

(iii) the stockholders of the Company approve or the Board approves a plan of complete dissolution or liquidation of the Company, or a complete dissolution or liquidation of the Company otherwise occurs, except for a liquidation into a parent corporation;

(iv) there is consummated a sale, lease, exclusive license or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries, other than a sale, lease, license or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries to an entity, more than 50% of the combined voting power of the voting securities of which are Owned by stockholders of the Company in substantially the same proportions relative to each other as their Ownership of the outstanding voting securities of the Company immediately prior to such sale, lease, license or other disposition; or

(v) individuals who, immediately following the effective time of the transaction (or, in the employment agreements of the executive officers described above, the date of the applicable employment agreement), are members of the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the members of the Board (provided, however, that if the appointment or election (or nomination for election) of any new Board member was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member will, for purposes of the Plan, be considered as a member of the Incumbent Board).

Notwithstanding the foregoing or any other provision of the Plan, the definition of Change in Control (or any analogous term) in an individual written agreement between the Company or any affiliate of the Company and the Participant will supersede the foregoing definition with respect to Awards subject to such agreement; provided, however, that if no definition of Change in Control or any analogous term is set forth in such an individual written agreement, the foregoing definition will apply. The employment agreement of Mr. Glover generally defines Change in Control as the above events with respect to either the Company or USC.

The Board may, in its sole discretion and without Participant consent, amend the definition of “Change in Control” to conform to the definition of “Change in Control” under Section 409A, and the foregoing definition will be interpreted so as to only include events that constitute a change in control under Section 409A.

Under the Plan, “Corporate Transaction” means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

(i)	a sale or other disposition of all or substantially all, as determined by the Board in its sole discretion, of the consolidated assets of the Company and its Subsidiaries;

(ii)	a sale or other disposition of at least 90% of the outstanding securities of the Company;

(iii)	the consummation of a merger, consolidation or similar transaction following which the Company is not the surviving corporation; or

(iv)	the consummation of a merger, consolidation or similar transaction following which the Company is the surviving corporation but the shares of common stock outstanding immediately preceding the merger, consolidation or similar transaction are converted or exchanged by virtue of the merger, consolidation or similar transaction into other property, whether in the form of securities, cash or otherwise.

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at December 31, 2017, for each of our named executive officers.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name
Dennis J. Carlo, Ph.D.	132,500	(2)	344,500	—	$3.15	2/7/2027	—	—	250,000	(6)	$1,100,000
	282,623	(2)	159,744	—	$4.10	1/25/2026
	99,170	(2)	2,833	—	$5.99	1/23/2025
	126,486	(2)	3,614	—	$5.99	1/23/2025
	45,200	(5)	—	—	$6.32	4/1/2024
	90,300	(4)	—	—	$6.32	4/1/2024
	31,528	(2)	—	—	$11.39	3/6/2023
	35,294	(4)	—	—	$3.23	9/11/2021
	57,353	(4)	—	—	$4.59	8/20/2020

Robert O. Hopkins	30,556	(2)	79,444	—	$3.15	2/7/2027	—	—	200,000	(6)	$880,000
	42,922	(2)	24,261		$4.10	1/25/2026
	63,243	(2)	1,807	—	$5.99	1/23/2025
	8,200	(5)	—	—	$6.32	4/1/2024
	40,800	(4)	—	—	$6.32	4/1/2024
	11,035	(2)	—	—	$11.39	3/6/2023
	7,353	(3)	—	—	$3.23	9/11/2021
	29,412	(4)	—	—	$4.59	8/20/2020
	9,402	(5)	—	—	$4.59	8/20/2020

David J. Marguglio	48,889	(2)	127,111	—	$3.15	2/7/2027	—	—	200,000	(6)	$880,000
	68,676	(2)	38,817		$4.10	1/25/2026
	101,189	(2)	2,891	—	$5.99	1/23/2025
	15,390	(2)	440	—	$5.99	1/23/2025
	13,600	(5)	—	—	$6.32	4/1/2024
	45,200	(4)	—	—	$6.32	4/1/2024
	15,764	(2)	—	—	$11.39	3/6/2023
	7,353	(3)	—	—	$3.23	9/11/2021
	32,353	(4)	—	—	$4.59	8/20/2020

(1)	Does not include options and restricted stock units granted in February 2018, respectively.
(2)	The options vest with respect to 1/36 of the shares subject to the option on each monthly anniversary of the grant date, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(3)	The options vest with respect to one-third of the shares immediately and monthly thereafter with respect to 1/24 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(4)	The options vest with respect to one-sixth of the shares subject to the option on the six-month anniversary of the grant date and monthly thereafter with respect to 1/36 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(5)	The options are fully vested and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(6)	The restricted stock unit awards will fully vest on the seventh anniversary of the date of grant if the recipient has provided continuous service to the Company until such date, and upon change of control or upon death or disability.

Compensation of Directors

The following table shows amounts earned by each director for 2017, other than Dr. Carlo and Mr. Marguglio, who are named executive officers and received no additional compensation for their services as a director.

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
William C. Denby, III	$64,000	—	$67,200	—	—	—	$131,200
Robert B. Rothermel	$64,000	—	$67,200	—	—	—	$131,200
Richard C. Williams	$128,000	—	$67,200	—	—	—	$195,200

(1)	Reflects the amount of fees earned during 2017.
(2)	Amounts reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during fiscal 2017, calculated in accordance with applicable rules and regulations and authoritative guidance. The assumptions used for these calculations are included in Note 18 to the audited consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K. Represents options awarded to each of Mr. Denby, Mr. Rothermel and Mr. Williams to purchase 30,000 shares of common stock. The exercise price of the options was $4.10 per share. The options have a term of ten years and an exercise price equal to the fair market value of the common stock on the date of grant and will become exercisable over a period of one year from grant date at the rate of 1/12 of the option shares per month.
(3)	The aggregate number of option awards outstanding at December 31, 2017, for each of Mr. Denby, Mr. Rothermel and Mr. Williams, was 150,000.

In general, under the Company’s policies concerning fees for non-employee directors as established by the Board for 2017, non-employee directors of the Company were entitled during 2017 to receive the following amounts of cash compensation for service as a director: each non-employee director was entitled to receive an annual fee of $64,000 per year, paid quarterly in arrears; and the Chairman of the Board was entitled to receive an annual fee of $128,000 per year, or twice the non-employee director annual fee, paid quarterly in arrears. Each director is also entitled to reimbursement of reasonable expenses incurred in connection with board-related activities. In addition, upon joining the Board a non-employee director will receive an initial director option under the Plan to purchase 50,000 shares of common stock. The initial option will vest monthly over a period of 36 months from the grant date. Each non-employee director is also entitled to receive a succeeding annual grant, on the first business day after the date of the annual meeting of stockholders, to purchase 30,000 shares of common stock, with the annual grant vesting and becoming exercisable as to 1/12 of the shares subject to the option on each monthly anniversary of the grant date. The stockholders approved the increase in the number of annual options to be awarded to non-employee directors, from 20,000 to 30,000, at the 2016 annual meeting of stockholders, in connection with approval of amendments to the Plan. The initial director options and any annual options will have a term of 10 years and will have an exercise price equal to the fair market value of the common stock on the grant date.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2018 (the “Table Date”), regarding beneficial ownership of all classes of our voting securities, to the extent known to us, by (i) each person who is a director or a nominee for director; (ii) each named executive officer in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) each person who is known by us to be the beneficial owner of 5% or more of any class of our voting securities. Except as otherwise noted, each person has sole voting and investment power as to his or her shares. As of the Table Date, the applicable share numbers and percentages are based on 33,389,410 shares of common stock issued and outstanding.

	Shares Beneficially Owned (1) Title or Class of Securities:
	Common Stock		Preferred Stock
Directors	Shares	Percentage	Shares	Percentage
Dennis J. Carlo, Ph.D.	1,361,990 (2)	4.0
William C. Denby, III	150,000 (3)	*
David J. Marguglio	509,155 (4)	1.5
Robert B. Rothermel	174,500 (5)	*
Richard C. Williams	187,418 (6)	*
Other Named Officers
Robert O. Hopkins	337,284 (7)	1.0
Other Beneficial Owners
All Adamis directors and executive officers as a group (seven persons)	3,553,265 (8)	10.0

*	Less than 1%.
(1)	Based upon information supplied by officers, directors and principal stockholders. Beneficial ownership is determined in accordance with rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of common stock subject to an option or similar right that is currently exercisable or exercisable within 60 days of the date of the table are deemed to be outstanding and to be beneficially owned by the person holding such option or right for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Adamis Pharmaceuticals Corporation, 11682 El Camino Real, Suite 300, San Diego, California 92130.
(2)	Includes 307,605 shares of common stock owned of record, 5,883 shares of common stock held of record by a family member and beneficially owned by Dr. Carlo, and 1,048,502 shares of common stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 529,577 shares of common stock underlying options and 333,467 restricted stock units which become exercisable or vest over time after such period.
(3)	Includes 2,500 shares of common stock owned of record and 147,500 shares of common stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 2,500 shares of common stock underlying options and 100,000 restricted stock units which become exercisable or vest over time after such period.
(4)	Includes 101,023 shares of common stock owned of record, 5,884 shares of common stock held of record by a family member and beneficially owned by Mr. Marguglio and 402,248 shares of common stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 248,972 shares of common stock underlying options and 266,773 restricted stock units which become exercisable or vest over time after such period.
(5)	Includes 27,000 shares of common stock owned of record and 147,500 shares of common stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 2,500 shares of common stock underlying options and 100,000 restricted stock units which become exercisable or vest over time after such period.
(6)	Includes 39,918 shares of common stock owned of record and 147,500 shares of common stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 2,500 shares of common stock underlying options and 150,000 restricted stock units which become exercisable or vest over time after such period.
(7)	Includes 56,817 shares of common stock owned of record, 280,467 shares of common stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 201,515 shares of common stock underlying options and 266,773 restricted stock units which become exercisable or vest over time after such period.
(8)	Includes 2,223,301 shares of common stock issuable upon the exercise of options within 60 days after the Table Date.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2017, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	6,726,594	$5.05	1,366,295

(1)	Excludes shares issuable upon the vesting of RSUs and the shares underlying such RSUs, which do not have an exercise price. As of December 31, 2017, 1,300,000 shares were issuable in the future upon the vesting of RSUs.
(2)	Under our 2009 Equity Incentive Plan, the number of shares that are reserved for issuance under the Plan increases annually each January 1st by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Board before the start of a calendar year for which an increase applies. Under the terms of the Plan, we may grant options to purchase common stock and other kinds of equity awards, including shares of common stock, stock purchase rights, restricted common stock and restricted stock units, to officers, directors, employees or consultants providing services on such terms as are determined by the Board.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To our knowledge, other than compensation for services as executive officers and directors, the employment agreements, stock option or other equity awards, and other compensation, termination and change of control arrangements or other transactions described under the heading “Executive Compensation,” or as set forth below, there were no material transactions, or series of similar transactions, since January 1, 2016, or any currently proposed transactions, or series of similar transactions, to which we were, or will be, a party, in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the average of our total assets at the end of our year end, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

In connection with the employment of Dr. Moss in February 2017 as Chief Medical Officer, we entered into an officer indemnification agreement with Dr. Moss that provides, among other things, that we will indemnify the officer for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by the officer in any action or proceeding, including any action by or in our right, on account of any services undertaken by the officer on behalf of the Company to the maximum extent allowed under Delaware law.

In April 2017, pursuant to the Company’s registered underwritten public offering of common stock at a price of $3.50 per share, certain funds managed by Perceptive Advisors LLC purchased 1,350,000 shares of common stock.

On July 11, 2016, the Company completed a private placement transaction with a small number of accredited investors including funds managed by Sio Capital Management, LLC pursuant to which the Company issued 1,724,137 shares of Series A-2 Preferred and warrants to purchase up to 1,724,137 shares of common stock or Series A-2 Preferred, and received gross cash proceeds of approximately $5,000,000, excluding transaction costs, fees and expenses. The shares of Series A-2 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $2.90 per unit. The Series A-2 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor, subject to certain beneficial ownership limitations set forth in the transaction documents. The exercise price of the warrants is $2.90 per share, and the warrants are exercisable at any time over the five-year term of the warrants, subject to the beneficial ownership limitations. Pursuant to a registration rights agreement, we filed a registration statement with the Securities and Exchange Commission (“SEC”), which has become effective, registering the resale from time to time of the shares of common stock that are issuable upon conversion of the Series A-1 Preferred and exercise of the warrants.  As of March 31, 2018, the investors had exercised warrants to purchase 1,531,723 shares of common stock, and no shares of Series A-2 Preferred were outstanding.

On January 26, 2016, we completed a private placement financing transaction with funds managed by Sio Capital Management, LLC pursuant to which we issued 1,183,432 shares of Series A-1 Preferred and warrants to purchase up to 1,183,432 shares of common stock or Series A-1 Preferred, and received gross cash proceeds of approximately $5,000,000, excluding transactions costs, fees and expenses. The shares of Series A-1 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $4.225 per unit. The Series A-1 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1, at any time at the discretion of the investor, subject to certain beneficial ownership limitations set forth in the transaction documents. The exercise price of the warrants is $4.10 per share, and the warrants are exercisable for five years at any time, subject to the beneficial ownership limitations. Pursuant to the registration rights agreement, we filed a registration statement with the SEC, which has become effective, registering the resale from time to time of the shares of common stock that are issuable upon conversion of the Series A-1 Preferred and exercise of the warrants.  As of March 31, 2018, warrants to purchase 1,183,432 shares remain outstanding, and no shares of Series A-1 Preferred were outstanding.

Review, Approval and Ratification of Transactions with Related Persons

The Audit Committee is responsible under its charter for reviewing, approving or ratifying all transactions between us and any related person. Related persons can include any of our directors or executive officers, certain of our stockholders, and any of their immediate family members. In evaluating related person transactions, the members of the Audit Committee apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the Board of Directors and as individual directors. The Audit Committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of the Company.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth fees billed to us by Mayer Hoffman McCann PC, our independent registered public accounting firm during the year ended December 31, 2017 and December 31, 2016 for: (i) services rendered for the audit of our annual financial statements, review of our quarterly financial statements, and other services normally provided in connection with statutory and regulatory filing requirements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Fiscal 2017	Fiscal 2016
Audit Fees(1)	$324,000	$189,000
Audit Related Fees(2)	18,500	35,500
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$342,500	$224,500

(1)	Includes fees associated with the annual audit of our financial statements and internal control over financial reporting, the review of our interim financial statements, and for services normally provided in connection with statutory and regulatory filing requirements.
(2)	Includes fees associated with review of registration statements and providing consents and comfort letters.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. The Audit Committee periodically will revise the list of preapproved services, based on subsequent determinations. The Audit Committee delegates pre-approval authority to its chairperson and may delegate such authority to one or more of its members, whose activities are reported to the Audit Committee at each regularly scheduled meeting. All fees reported in the table above under the headings Audit Fees and All Other Fees for the years ended December 31, 2017 and 2016 were approved by the Audit Committee, or by the entire Board functioning as the audit committee, before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions. Accordingly, none of the fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its preapproval requirement under certain circumstances.

MHM has advised the Company that MHM leases substantially all of its personnel, who work under the control of MHM’s shareholders, from wholly owned subsidiaries of CBIZ, Inc., in an alternative practice structure. Accordingly, substantially all of the hours expended on MHM’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2017, were attributed to work performed by persons other than MHM’s full-time, permanent employees.

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

ADAMIS PHARMCEUTICALS CORPORATION

Dated: April 30, 2018	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer	April 30, 2018
Dennis J. Carlo	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance, Chief Financial	April 30, 2018
Robert O. Hopkins	Officer and Secretary

Directors:

/s/ *	Director	April 30, 2018
David J. Marguglio

/s/ *	Director	April 30, 2018
Richard C. Williams

/s/ *	Director	April 30, 2018
Robert B. Rothermel

/s/ *	Director	April 30, 2018
William C. Denby, III

* By:	/s/ ROBERT O. HOPKINS
Robert O. Hopkins
Attorney-in-fact