Form 10-Q
period 2018-03-31
Adamis Pharmaceuticals Corp
filed 2018-05-10
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 9, 2018, was 33,389,410.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018
	(Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$9,050,402	$17,323,241
Restricted Cash	1,012,573	1,009,461
Accounts Receivable, net	980,843	830,090
Inventories, net	2,339,241	1,824,558
Prepaid Expenses and Other Current Assets	543,510	474,180
	13,926,569	21,461,530
LONG TERM ASSETS
Security Deposits	54,655	54,655
Intangible Assets, net	15,067,664	15,686,687
Goodwill	7,640,622	7,640,622
Fixed Assets, net	7,091,762	6,559,664
Total Assets	$43,781,272	$51,403,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,331,254	$2,919,120
Contract Liabilities	12,043	14,758
Accrued Other Expenses	2,147,437	2,300,672
Accrued Bonuses	411,319	1,069,021
Bank Loans - Working Capital Line of Credit	2,000,000	2,000,000
Bank Loans - Building and Equipment, current portion	488,544	483,992
	7,390,597	8,787,563
LONG TERM LIABILITIES
Deferred Tax Liability, net	485,002	485,002
Building and Equipment Loans, net of current portion	2,458,903	2,583,109
Total Liabilities	10,334,502	11,855,674
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 33,696,950 and 33,389,410 Shares Issued and Outstanding, respectively	3,369	3,369
Additional Paid-in Capital	155,064,589	153,546,932
Accumulated Deficit	(121,615,959)	(113,997,588)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	33,446,770	39,547,484
Total Liabilities and Stockholders' Equity	$43,781,272	$51,403,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
REVENUE, net	$3,179,235	$3,037,851
COST OF GOODS SOLD	2,063,163	1,664,565
Gross Profit	1,116,072	1,373,286

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,473,815	5,572,730
RESEARCH AND DEVELOPMENT	2,249,070	1,509,900
Loss from Operations	(7,606,813)	(5,709,344)

OTHER INCOME (EXPENSE)
Interest Expense	(50,667)	(67,475)
Interest Income	39,109	4,023
Total Other Income (Expense), net	(11,558)	(63,452)
Net (Loss)	$(7,618,371)	$(5,772,796)

Basic and Diluted (Loss) Per Share	$(0.23)	$(0.26)

Basic and Diluted Weighted Average Shares Outstanding	33,389,410	22,118,023

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(7,618,371)	$(5,772,796)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	1,517,657	1,372,911
Provision for Bad Debts	36,503	2,937
Depreciation and Amortization Expense	770,921	782,578
Gain on Sale of fixed Assets	(758)	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable - Trade	(187,257)	(369,910)
Inventories, net	(514,683)	27,861
Prepaid Expenses and Other Current Assets	(69,330)	20,871
Increase (Decrease) in:
Accounts Payable	(1,070,027)	562,910
Contract Liabilities	(2,715)	27,604
Accrued Other Expenses and Bonuses	(810,937)	(163,621)
Net Cash (Used in) Operating Activities	(7,948,997)	(3,508,655)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(201,076)	(48,000)
Payment for Website Development	—	(16,162)
Net Cash (Used in) Investing Activities	(201,076)	(64,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Bank Loans	(119,654)	(115,267)
Net Cash (Used in) Financing Activities	(119,654)	(115,267)
(Decrease) in Cash and Restricted Cash	(8,269,727)	(3,688,084)
Cash and Restricted Cash:
Beginning	18,332,702	5,095,760
Ending	$10,062,975	$1,407,676

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

5

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$9,050,402	$399,469
Restricted Cash	1,012,573	1,008,207
Total Cash and Restricted Cash	$10,062,975	$1,407,676
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$—	$912
Cash Paid for Interest	$50,372	$39,711
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Increase in Accrued Capital Expenditures	$482,161	$—

The accompanying notes are in an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of operations of Adamis Pharmaceuticals Corporation ("the Company") for any interim periods are not necessarily indicative of the results of operations for any other interim periods or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Claims Liabilities

The Company's subsidiary, U.S. Compounding, Inc. ("USC"), was self-insured up to certain limits for health insurance through February 28, 2017. Beginning March 1, 2017, USC elected to participate in a fully insured health insurance plan. The Claims Payable related to the self-insured plan at March 31, 2018 and December 31, 2017 was $0.

Liquidity and Capital Resources

The Company's cash was $10,062,975 and $18,332,702 at March 31, 2018 and December 31, 2017, respectively, including approximately $1.0 million in restricted cash held by the Bear State Bank, N.A. as collateral for a $2.0 million working capital line.

The Company prepared the condensed consolidated financial statements assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to the Company’s future business as described below, which may preclude the Company from realizing the value of certain assets.

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that it believes will be required to support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research, development or commercialization efforts, or similar transactions. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares outstanding for the three months ended March 31, 2018 and March 31, 2017, consist of outstanding equity classified warrants (3,189,052 and 9,012,469, respectively), outstanding options (9,246,202 and 6,353,189, respectively), and outstanding restricted stock units (1,642,212 and 1,300,000, respectively).

Recently Adopted Accounting Pronouncements

Utilizing the deferred effective date of January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method with the cumulative effect of the change recognized in retained earnings. The new guidance, referred to as ASC 606, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most of the existing revenue recognition standards in U.S. GAAP. A five step model will be utilized to achieve the core principle; (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied.

The Company evaluated the impact that adoption of this new standard will have on our consolidated financial statements and determined that the timing of revenue recognition and amount of revenue recognized is not materially impacted under the new standard.  Accordingly, it did not have a material quantitative impact on the Company's revenue recognition relating to sales of compounded pharmacy formulations and other pharmacy products by USC.  The Company also determined that the modified retrospective adoption will have no impact on either the timing or amount of prior period revenues.  As a result, any comparative information has not been restated. See Note 2 for further details.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due the complexities in accounting for the enactment of the Tax Cuts and Jobs Act (TCJA). The Company recognized the estimated income tax effects of the TCJA in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). At December 31, 2017, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the net deferred tax liability resulted in a provision benefit of $339,000 recorded through continuing operations.

Recent Accounting Pronouncements

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

Note 2: Revenues

Revenue Recognition

Revenue is recognized pursuant to ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606). Accordingly, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

1.	Identify the contract with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

The Company’s revenues are entirely attributed to its USC subsidiary. The only performance obligation identified with the Company’s sales arrangement is the delivery of the products; so revenue is recognized upon delivery of the promised goods to the customers. Revenue is measured at the point control transfers and represents the amount of consideration the Company expects to receive in exchange for transferring the goods. USC is a registered drug compounding outsourcing facility under Section 503B of the FDCA and the DQSA, provides prescription compounded medications to humans and animals, including compounded sterile preparations or CSPs, and non-sterile compounds to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.

Disaggregation of Revenue

As operations under a sterile environment is covered by Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, and the U.S. Drug Quality and Security Act, it is governed by specific regulatory and quality requirements. Any deviation from these exacting standards would result in a stoppage of operations, recall of products, and a significant reduction in revenues. The Company employs rigorous quality controls and outside testing facilities to minimize the likelihood of this occurrence.

The following table presents the Company's revenues disaggregated by sterile and non-sterile regulatory environments for the three months ended March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017
Sterile	$1,770,736	$1,813,203
Non-Sterile	1,408,499	1,224,648
Total	$3,179,235	$3,037,851

The revenues of the Company's pharmacy formulations rely, in large part, on sales generated from clinics/hospitals. Adverse economic conditions pose a risk that the Company's customers may reduce or cancel spending, which would impact the Company's revenue.

The following table presents the Company's revenue disaggregated by end market for the three months ended March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017
Clinics/Hospitals	$2,752,610	$2,654,279
Direct to Patients	426,625	383,572
Total	$3,179,235	$3,037,851

8

Contract Liabilities

Contract liabilities are deferred revenue that the Company records when cash payments are received or due in advance of the Company's performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company's customers. For the three months ended March 31, 2018, $14,758 of the revenues recognized were reported as contract liabilities as of December 31, 2017.

Practical Expedients

USC pays commissions on certain sales once the customer payment has been received, which are accrued at the time of the sale.  The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

Note 3: Acquisition of U.S. Compounding

On April 11, 2016, the Company acquired the net assets and assumed the principal debt obligations of U.S. Compounding, Inc. in a merger transaction (the “Merger”) pursuant to which we acquired USC and USC continued as a wholly owned subsidiary of the Company. The acquisition is accounted for using the purchase method of accounting.  USC is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, and the U.S. Drug Quality and Security Act, and provides prescription compounded medications, including compounded sterile preparation and certain nonsterile drugs, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.  USC also provides certain veterinary pharmaceutical drugs for animals.  The total consideration for the transaction was $15,967,942.

Note 4:	Inventories

Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Finished Goods	$516,414	$256,050
Raw Material	489,604	560,828
Devices	1,333,223	1,007,680
	$2,339,241	$1,824,558

 Reserve for obsolescence as of March 31, 2018 and December 31, 2017 was approximately $1,093,000 and $795,000, respectively.

Note 5:	Fixed Assets

Fixed assets at March 31, 2018 and December 31, 2017 are summarized in the table below:

Description	Useful Life (Years)	March 31, 2018	December 31, 2017
Land		$460,000	$460,000
Building	30	3,040,000	3,040,000
Machinery and Equipment	3 - 7	1,960,514	1,525,643
Furniture and Fixtures	7	126,654	126,654
Automobile	5	9,395	9,395
Leasehold Improvements	7 - 15	284,037	284,037
Total Fixed Assets		5,880,600	5,445,729
Less: Accumulated Depreciation		(1,111,278)	(959,380)
Construction In Progress - Equipment		2,322,440	2,073,315
Fixed Assets, net		$7,091,762	$6,559,664

For the three months ended March 31, 2018 and 2017, depreciation expense was approximately $152,000 and $164,000, respectively.

Note 6:	Intangible Assets and Goodwill

Intangible assets at March 31, 2018 and December 31, 2017 are summarized in the tables below:

March 31, 2018	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(4,126,197)	$5,582,503
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(780,491)	3,182,509
Non-compete Agreement - USC, 3 years	1,639,000	(1,075,973)	563,027
Customer Relationships - USC, 10 years	5,572,000	(1,097,374)	4,474,626
Website Design - USC, 3 years	16,163	(5,838)	10,325
Total Definite-lived Assets	21,093,063	(7,280,073)	13,812,990
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, March 31, 2018	$22,347,737	$(7,280,073)	$15,067,664

December 31, 2017	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(3,883,480)	$5,825,220
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(681,416)	3,281,584
Non-compete Agreement, 3 years	1,639,000	(939,389)	699,611
Customer Relationships, 10 years	5,572,000	(958,074)	4,613,926
Website Design, 3 years	16,163	(4,491)	11,672
Total Definite-lived Assets	21,093,063	(6,661,050)	14,432,013
Trade Name and Brand, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, December 31, 2017	$22,347,737	$(6,661,050)	$15,686,687

Amortization expense for the three months ended March 31, 2018 and 2017 was approximately $619,000 and $618,000, respectively.

Estimated amortization expense of definite-lived intangible assets at March 31, 2018 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
2018	$1,857,068
2019	2,083,034
2020	1,925,267
2021	1,924,370
2022	1,924,370
Thereafter	4,098,881
Total	$13,812,990

 Goodwill recorded at the acquisition of USC was approximately $2,225,000. In addition, for the year ended December 31, 2016, the Company recorded a deferred tax liability of approximately $5,416,000 through acquisition goodwill. The carrying value of the Company's goodwill as of March 31, 2018 and December 31, 2017 was approximately $7,641,000.

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

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs (see Note 8). As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Ben Franklin Note had no fair market value at the time of the merger in April 2009 between the Company (which was then named Cellegy Pharmaceuticals, Inc.) and the corporation then-named Adamis Pharmaceuticals Corporation.

Working Capital Line of Credit

On March 28, 2016, the Company entered into a loan and security agreement (sometimes referred to as the “Adamis Working Capital Line”) with Bear State Bank, N.A. (the “Lender” or the “Bank”), pursuant to which the Company may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement. Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly. As amended effective March 31, 2017, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to the loan documents, are due and payable on March 1, 2018, or sooner upon the occurrence of certain events as provided in the loan agreement and related documents. Effective March 1, 2018, the Company agreed with the Lender to extend the maturity date of this loan to June 1, 2018. The Company’s obligations under the loan agreement are secured by certain collateral, including without limitation its interest in amounts that it has loaned to USC, and a warrant that the Company issued to the Bank to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to par value per share, exercisable only if the Company is in default under the loan agreement or related loan documents.

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

As of March 31, 2018 and December 31, 2017, the loan balance on the Adamis Working Capital Line of credit was $2,000,000. Interest expense for the three months ended March 31, 2018 and 2017 related to the loan was approximately $23,000 and $19,000, respectively.

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

On November 10, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, the Company agreed to pay the Bank monthly payments of principal and interest of $15,411, with a final balloon payment and any other amounts due under the 4 HIMS Loan Document due and payable in August 2019.

As of March 31, 2018 and December 31, 2017, the outstanding principal balance owed on the applicable note was approximately $2,323,000 and $2,347,000, respectively. The loan currently bears an interest of 3.75% per year and interest expense for the quarter ended March 31, 2018 and 2017 was approximately $22,000 and $23,000, respectively.

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

On November 10, 2016, the Company and Lender agreed to amend the USC Working Capital Loan Documents to provide that the personal property securing the Borrower’s obligations under the loan documents will also secure the Borrower’s obligations under the other USC Loan Documents with the Lender. In addition, a new financial covenant replaced the previous financial covenants, providing that USC will, at all times during the term of the loan, maintain a “Cash Flow Coverage Ratio” of not less than 1.2:1. “Cash Flow Coverage Ratio” is defined as: (i) net income plus non-cash expense items including, but not limited to, depreciation expense, amortization expense and option expense for the month in which the measurement date occurs times 12; divided by (ii) the cash required for payments of interest for the prospective twelve (12) month period and current maturities of principal on all outstanding debt to any person or entity, including without limitation to debt by the Company to the Lender. The Cash Flow Coverage Ratio will be measured on the last day of each December, March, June and September, commencing on December 31, 2017.  Under the amendment, in lieu of compliance with the foregoing covenant, Borrower has the option, at the time of each quarterly measuring period, of making a principal reduction in the amount of $250,000.

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

As of March 31, 2018 and December 31, 2017, the outstanding unpaid principal balance was $0. Interest expense for the quarter ended March 31, 2018 and 2017 was approximately $0 and $16,000, respectively.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of March 31, 2018 and December 31, 2017, the outstanding unpaid principal balance was approximately $625,000 and $720,000, respectively. Interest expense for the quarter ended March 31, 2018 and 2017 was approximately $6,000 and $10,000, respectively.

Loan Amendment, Forbearance and Assumption Agreement

In connection with the Company's acquisition of USC in April 2016, Lender, Adamis, USC, 4 HIMS and Tribute (USC, 4 HIMS and Tribute sometimes referred to as the “Initial Loan Parties” and together with Adamis, collectively the “Loan Parties”), and certain individual guarantors, entered into a Loan Amendment, Forbearance and Assumption Agreement (the “Loan Amendment Agreement”).

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

The notes evidencing the foregoing loans from the Lender are subject to customary subjective acceleration clauses, effective upon a material impairment in collateral, a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the note.  As of March 31, 2018, the Company was not in breach of any of the debt covenants.

At March 31, 2018, the principal maturities of the amended long-term debts were as follows:

Years Ending December 31	Building Loan	Equipment Loan	Total
Remainder of 2018	$73,093	$291,241	$364,334
2019	2,249,511	333,602	2,583,113
Total	$2,322,604	$624,843	$2,947,447

Note 8: Fair Value Measurement

Fair value measurements adopted by the Company are based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB authoritative guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels, which are described below:

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

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, inventory, notes receivables, accounts payable, notes payable, accrued liabilities and other payables approximate their fair values due to their short-term nature.

Note 9: Stock Option Plans, Shares Reserved and Warrants

On January 1, 2018, pursuant to the 2009 Equity Incentive Plan the number of shares reserved for the issuance of stock awards increased by 1,669,471 shares.

On February 21, 2018, the Company granted options to purchase 2,400,789 shares of common stock to the officers and employees of the Company under the 2009 Equity Incentive Plan with an exercise price of $2.83 per share. The options were granted based on a guideline and not for performance during the year ended December 31, 2017 and will vest over a period of three years. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 57% and the risk-free interest rate was approximately 2.86%, which resulted in a calculated fair value of approximately $3,764,000.

    On February 21, 2018, the Company awarded Restricted Stock Units (“RSUs”) covering 342,212 shares of common stock to certain officers of the Company under the 2009 Plan; as of the date of grant, the market price of the common stock was $2.83 per share. These RSUs vest in equal amounts each year on the anniversary date over a period of three years from grant date provided that the recipient has continued to provide services to the Company, or earlier upon the occurrence of certain events including a Change in Control of the Company (as defined in the 2009 Plan and Section 409A of the Internal Revenue Code of 1986, as amended), or earlier upon the recipient’s separation from service to the Company by reason of death or disability (as defined in the 2009 Plan and Section 409A). The calculated fair value of the RSUs was $968,460.

14

          The following table summarizes the outstanding stock option activity for the three months ended March 31, 2018:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining |Contract Life
Outstanding Options as of December 31, 2017	6,726,594	$5.05	8.17 years

Options Granted	2,603,289	2.90	9.90 years
Options Exercised	—	—	—
Options Canceled/Expired	(83,681)	5.04	—

Outstanding Options as of March 31, 2018	9,246,202	$4.45	8.47 years

Exercisable Options at March 31, 2018	4,371,573	$5.37	7.05 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 9,246,202 and 6,726,594 stock options outstanding at March 31, 2018 and December 31, 2017, was approximately $2,841,000 and $2,980,000, respectively. The aggregate intrinsic value of 4,371,573 and 3,835,992 stock options exercisable at March 31, 2018 and December 31, 2017, was approximately $526,000 and $1,009,000, respectively.

The following table summarizes warrants outstanding at March 31, 2018:

	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2018
2013 Private Placement	22,057		$12.16	June 26, 2013	June 25, 2018
Underwriter Warrants	28,108		$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	4,217		$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A-1Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Bear State Bank, Collateral to Line of Credit	1,000,000	*	$0.0001	March 28,2016
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000		$2.98	August 3, 2016	August 3, 2021
Total Warrants	3,189,052

*Exercisable upon default of Line of Credit at Bear State Bank, see Note 7.

The following table summarizes the RSUs outstanding at March 31, 2018:

	RSU Shares		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	350,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	342,212	(2)	$2.83	February 21, 2018
Total RSUs	1,642,212

(1) The RSUs will fully vest on the seventh anniversary of the date of grant if the recipient has provided continuous service or upon change of control or upon death or disability.

(2) The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

Expense related to RSUs for the three months ended March 31, 2018 and 2017 was approximately $258,000 and $145,000, respectively.

At March 31, 2018, the Company has reserved shares of common stock for issuance upon exercise of outstanding options, warrants including all of the warrants in the table above and restricted stock units, as follows:

Warrants	3,189,052
Restricted Stock Units ("RSUs")	1,642,212
2009 Equity Incentive Plan	9,246,202
Total Shares Reserved	14,077,466

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory approvals; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we will require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2017 (sometimes referred to as the “2017 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in this Report and in the 2017 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2017 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in the therapeutic areas of respiratory disease and allergy. Our products and product candidates in the allergy and respiratory markets include Symjepi™ (epinephrine) Injection 0.3mg which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis; Symjepi™ (epinephrine) Injection 0.15mg which is intended for use in the treatment of anaphylaxis for patients weighing 33-65 pounds for which we submitted a supplemental new drug application, or sNDA, to the FDA in November 2017; a naloxone injection product candidate (APC-6000) based on the approved Symject™ injection device and intended for the treatment of opioid overdose for which we submitted an investigational new drug application, or IND, in December 2017 and have commenced a pharmacokinetic (PK) study intended to support a New Drug Application (NDA) which we hope to file later this year, assuming, among other things, adequate funding and timely and successful completion of the study; a beclomethasone metered dose inhaler product candidate (APC-1000) intended for the treatment of asthma and for which we submitted an IND in January 2018; and fluticasone (APC-4000) dry powder inhaler, or DPI, product candidate for the treatment of asthma.  Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit New Drug Applications, or NDAs, under Section 505(b)(2), or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products. Our U.S. Compounding, Inc. subsidiary, which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended and the U.S. Drug Quality and Security Act, or DQSA, provides prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.

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

Going Concern and Management’s Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended December 31, 2017 and 2016 indicating that we have incurred recurring losses from operations and are dependent on additional financing to fund operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.  As of March 31, 2018, we had cash of approximately $10.1 million, including approximately $1.0 million in restricted cash, an accumulated deficit of approximately $121.6 million, and liabilities of approximately $10.3 million. We anticipate that we will need significant funding during 2018 to continue operations, satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding in the near future, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three months ended March 31, 2018, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds in 2018 from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources we would exhaust our resources and be unable to continue operations.

Our management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from sales of compounded sterile formulations. However, there can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures, delay development or commercialization of some or all of our products and reduce the scope of our operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Results of Operations

Three Months Ended March 31, 2018 and 2017

Revenues.  Revenues were approximately $3,179,000 and $3,038,000 for the three months ended March 31, 2018 and 2017, respectively.  The increase in revenues for the three months ended March 31, 2018 compared to the comparable period of 2017 reflected an increase in the volume of sales of USC’s compounded pharmaceutical formulations resulting in part from increased sales and marketing personnel and efforts.

Cost of Goods Sold. Cost of goods sold was approximately $2,063,000 and $1,665,000 for the three months ended March 31, 2018 and 2017, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The cost of goods sold did not increase proportionately with the increase in revenue from the three months ended March 31, 2018 compared to the comparable period of 2017, primarily due to an increase of approximately $205,000 in direct and indirect salaries, wages and related benefits; an increase of approximately $45,000 due to obsolete inventory; and an increase of approximately $148,000 in product testing, freight, consulting expenses, occupancy costs, and repairs and maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the three months ended March 31, 2018 and 2017 were approximately $6,474,000 and $5,573,000, respectively. Compensation expense for SG&A employees increased by approximately $545,000 for the three months ended March 31, 2018, compared to the comparable period of 2017, primarily due to new hires, increases in salary expenses and bonus accruals, stock options granted, and other employee benefits.  Approximately $356,000 of the increase in the 2018 period compared to the same period of 2017 was due to increases in accounting, audit and other professional fees, PDUFA fees, patent expenses, selling expenses and market research expenses related to Symjepi™ (epinephrine) and our APC-6000 product candidate.

Research and Development Expenses.  Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $2,249,000 and $1,510,000 for the three months ended March 31, 2018 and 2017, respectively. The increase in research and development expenses for the three months ended March 31, 2018, compared to the comparable period of the prior year was due in part to an increase of approximately $330,000 in development costs of our product candidates. This amount was partially offset by a decrease of approximately $186,000 in development costs primarily attributable to the APC-1000 product candidate. Compensation expense for Research and Development employees increased by approximately $312,000 for the three months ended March 31, 2018, compared to the comparable period of 2017, primarily due to new hires, increases in salary expenses and bonus accruals, stock options granted, and other employee benefits. Research and development costs for the three months ended March 31, 2018, also included a reserve of approximately $283,000 relating to Symjepi™ inventory that is expected to expire before its resale.

Other Expense. Other Income (Expense) consists of interest expense and interest income.  Other expense for the three months ended March 31, 2018 and 2017 was approximately $12,000 and $63,000, respectively.  The decrease in other expenses in the three months ended March 31, 2018, compared to the comparable period of 2017, was primarily due to a decrease in debt related expense (Interest Expense) of approximately $16,000 and an increase of interest income of approximately $35,000 for the three months ended March 31, 2018.

Liquidity and Capital Resources

We have incurred net losses of approximately $7.6 million and $5.8 million for the three months ended March 31, 2018 and 2017, respectively. Since inception, and through March 31, 2018, we have an accumulated deficit of approximately $121.6 million. Since inception and through March 31, 2018, we have financed operations principally through debt financing and through public and private issuances of common stock and preferred stock. We anticipate that we will need significant additional funding during 2018 to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners, and from revenues from our sale of compounded pharmacy formulations.

Total assets were approximately $43.8 million and $51.4 million as of March 31, 2018 and December 31, 2017, respectively.   Current assets exceed current liabilities by approximately $6.5 million and $12.7 million as of March 31, 2018 and December 31, 2017, respectively.

Net cash used in operating activities for the three months ended March 31, 2018 and 2017, was approximately $7.9 million and $3.5 million, respectively. Net cash used in operating activities increased primarily due to the increase in operating losses; increase in accounts receivable, inventories and prepaid expenses; and a decrease in accounts payable and accrued expenses as compared to 2017.

Net cash used in investing activities was approximately $201,000 and $64,000 for three months ended March 31, 2018 and 2017, respectively. The net cash used in investing activities increased primarily due to the purchase of additional equipment.

Net cash used by financing activities was approximately $120,000 in the three months ended March 31, 2018, and net cash used in financing activities was approximately $115,000 for the three months ended March 31, 2017. Net cash flows provided by financing activities consisted of principal payments under USC's building and equipment loans.

As noted above under the heading “Going Concern and Management Plan,” through March 31, 2018, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding in the near future, our cash resources will be depleted and we will be required to materially reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from sales of specialty pharmaceutical products, and during this period Adamis will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding. The Company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 have not significantly changed. Refer to Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q for the additional policy adopted during the three months ended March 31, 2018.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At March 31, 2018, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls

There has been no change during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding certain legal proceedings to which the Company is or may become a party can be found in the description of legal proceedings contained in the Company’s most recent Annual on Report on Form 10-K for the year ended December 31, 2017, and is incorporated herein by reference. There have not been any material developments with respect to any such proceedings during the quarter to which this Report on Form 10-Q relates.

Item 1A. Risk Factors

Risks and uncertainties relating to the amount of cash and cash equivalents at March 31, 2018, and uncertainties concerning the need for additional funding, are discussed above under the headings, “Going Concern and Management Plan” and “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, and are incorporated herein by this reference. Our Annual Report on Form 10-K for the year ended December 31, 2017, Part I – Item 1A, Risk Factors, describes important risk factors and uncertainties associated with our business and that could cause our business, financial condition, and results of operations to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.  No material changes to risk factors have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	2018 Bonus Plan. (1)*

10.2	March 2018 Amendment to Loan and Security Agreement. (2)*

10.3	March 2018 Amended and Restated Line of Credit Promissory Note. (3)

10.4	Compensation Committee Authorization Regarding Discretionary Compensation Payments. (4)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed with the Commission on February 27, 2018 (the “February Form 8-K”).
(2)	Incorporated by reference to Exhibit 10.78 filed with the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 16, 2018 (the “2017 Form 10-K”).
(3)	Incorporated by reference to Exhibit 10.79 filed with the 2017 Form 10-K.
(4)	Incorporated by reference to Exhibit 10.2 filed with the February Form 8-K.

* Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: May 10, 2018	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: May 10, 2018	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer