Form 10-Q
period 2018-06-30
Adamis Pharmaceuticals Corp
filed 2018-08-09
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of August 7, 2018, was 47,291,358.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
CURRENT ASSETS
Cash	$3,406,331	$17,323,241
Restricted Cash	1,015,728	1,009,461
Accounts Receivable, net	1,245,318	830,090
Inventories, net	2,609,840	1,824,558
Prepaid Expenses and Other Current Assets	391,041	474,180
	8,668,258	21,461,530
LONG TERM ASSETS
Security Deposits	54,655	54,655
Intangible Assets, net	14,448,642	15,686,687
Goodwill	7,640,622	7,640,622
Fixed Assets, net	8,542,250	6,559,664
Total Assets	$39,354,427	$51,403,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,163,811	$2,919,120
Contract Liabilities	22,075	14,758
Accrued Other Expenses	2,568,796	2,300,672
Accrued Bonuses	888,662	1,069,021
Bank Loans - Working Capital Line of Credit	2,000,000	2,000,000
Bank Loans - Building and Equipment, current portion	493,240	483,992
	11,136,584	8,787,563
LONG TERM LIABILITIES
Deferred Tax Liability, net	485,002	485,002
Building and Equipment Loans, net of current portion	2,334,021	2,583,109
Total Liabilities	13,955,607	11,855,674
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 33,697,670 and 33,696,920 Issued, 33,390,130 and 33,389,380 Outstanding at June 30, 2018 and December 31, 2017, respectively	3,370	3,369
Additional Paid-in Capital	156,719,009	153,546,932
Accumulated Deficit	(131,318,330)	(113,997,588)
Treasury Stock - 307,540 Shares, at cost	(5,229)	(5,229)
Total Stockholders’ Equity	25,398,820	39,547,484
Total Liabilities and Stockholders’ Equity	$39,354,427	$51,403,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$3,920,566	$3,805,355	$7,099,800	$6,843,206
COST OF GOODS SOLD	2,394,394	1,881,448	4,457,557	3,546,013
Gross Profit	1,526,172	1,923,907	2,642,243	3,297,193

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,362,931	5,655,074	12,836,746	11,227,804
RESEARCH AND DEVELOPMENT	4,835,634	1,185,847	7,084,702	2,695,747
Loss from Operations	(9,672,393)	(4,917,014)	(17,279,205)	(10,626,358)

OTHER INCOME (EXPENSE)
Interest Expense	(51,435)	(59,430)	(102,103)	(126,905)
Interest Income	21,457	5,241	60,566	9,264
Total Other Income (Expense), net	(29,978)	(54,189)	(41,537)	(117,641)
Net (Loss)	$(9,702,371)	$(4,971,203)	$(17,320,742)	$(10,743,999)

Basic and Diluted (Loss) Per Share	$(0.29)	$(0.19)	$(0.52)	$(0.44)

Basic and Diluted Weighted Average Shares Outstanding	33,389,600	26,221,137	33,389,505	24,180,915

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(17,320,742)	$(10,743,999)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	3,172,078	2,915,369
Provision for Bad Debts	84,350	31,263
Depreciation and Amortization Expense	1,544,003	1,560,348
Gain on Sale of Fixed Assets	(758)	—
Change in Assets and Liabilities
(Increase) Decrease in:
Accounts Receivable - Trade	(499,578)	(448,682)
Inventories, net	(785,282)	(7,928)
Prepaid Expenses and Other Current Assets	83,139	11,871
Increase (Decrease) in:
Accounts Payable	1,227,391	(256,487)
Contract Liabilities	7,317	(43,541)
Accrued Other Expenses and Bonuses	87,765	(830)
Net Cash (Used) in Operating Activities	(12,400,317)	(6,982,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(1,270,486)	(615,519)
Payment for Website Development	—	(16,162)
Net Cash (Used) in Investing Activities	(1,270,486)	(631,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance cost	—	16,036,134
Proceeds from Exercise of Warrants	—	321,110
(Payments) of Bank Loan - Line of Credit	—	(1,864,880)
(Payments) of Bank Loans - Equipment and Building	(239,840)	(230,927)
Net Cash Provided by (Used) in Financing Activities	(239,840)	14,261,437
Increase (Decrease) in Cash and Restricted Cash	(13,910,643)	6,647,140
Cash and Restricted Cash:
Beginning	18,332,702	5,095,760
Ending	$4,422,059	$11,742,900

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$3,406,331	$10,739,770
Restricted Cash	1,015,728	1,003,130
Total Cash and Restricted Cash	$4,422,059	$11,742,900
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$8,650	$13,645
Cash Paid for Interest	$108,796	$130,901
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Increase in Accrued Capital Expenditures	$1,017,300	$—

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

Inventories

Inventories are valued at the lower of cost or net realizable value ("NRV"). The cost of inventories is determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, currently marketed products, and device supplies. A reserve for obsolescence is recorded monthly based on a review of inventory for obsolescence.

Liquidity and Capital Resources

The Company's cash was $4,422,059 and $18,332,702 at June 30, 2018 and December 31, 2017, respectively, including approximately $1.0 million in restricted cash held by the Bear State Bank, N.A. as collateral for a $2.0 million working capital line.

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

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares as of June 30, 2018 and June 30, 2017 consist of outstanding equity classified warrants (3,166,995 and 8,904,714, respectively), outstanding options (9,352,243 and 6,399,649, respectively), and outstanding restricted stock units (1,642,212 and 1,300,000, respectively).

Recently Adopted Accounting Pronouncement

Utilizing the deferred effective date of January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method with the cumulative effect of the change recognized in retained earnings. The new guidance, referred to as ASC 606, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most of the existing revenue recognition standards in U.S. GAAP. A five step model will be utilized to achieve the core principle: (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied.

The Company evaluated the impact that adoption of this new standard will have on its consolidated financial statements and determined that the timing of revenue recognition and amount of revenue recognized is not materially impacted under the new standard.  Accordingly, it did not have a material quantitative impact on the Company's revenue recognition relating to sales of compounded pharmacy formulations and other pharmacy products by U.S. Compounding, Inc. ("USC”), a subsidiary.  The Company also determined that the modified retrospective adoption will have no impact on either the timing or amount of prior period revenues.  As a result, any comparative information has not been restated. See Note 2 for further details.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities in accounting for the enactment of the Tax Cuts and Jobs Act (TCJA). The Company recognized the estimated income tax effects of the TCJA in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). At December 31, 2017, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the net deferred tax liability resulted in a provision benefit of $339,000 recorded through continuing operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

               In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company is currently evaluating the updated standard but does not expect that adopting this guidance will have a material effect on its consolidated financial statements.

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

The Company’s revenues are entirely attributed to its USC subsidiary. The only performance obligation identified with the Company’s sales arrangement is the delivery of the products, so revenue is recognized upon delivery of the promised goods to the customers. Revenue is measured at the point control transfers and represents the amount of consideration the Company expects to receive in exchange for transferring the goods. USC is a registered drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, and provides prescription compounded medications to humans and animals, including compounded sterile preparations or CSPs, and non-sterile compounds to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.

Disaggregation of Revenue

As operations under a sterile environment are covered by Section 503B of the FDCA, and the U.S. Drug Quality and Security Act, USC's operations are governed by specific regulatory and quality requirements. Any deviation from these exacting standards could result in a stoppage of operations, recall of products, and a significant reduction in revenues. The Company employs rigorous quality controls and outside testing facilities to minimize the likelihood of this occurrence.

The following table presents the Company's revenues disaggregated by sterile and non-sterile regulatory environments for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Sterile	$2,111,509	$2,405,709	$3,882,245	$4,218,912
Non-Sterile	$1,809,057	$1,399,646	$3,217,555	$2,624,294
Total	$3,920,566	$3,805,355	$7,099,800	$6,843,206

The revenues of the Company's pharmacy formulations rely, in large part, on sales generated from clinics/hospitals. Adverse economic conditions pose a risk that the Company's customers may reduce or cancel spending, which would impact the Company's revenue.

The following table presents the Company's revenue disaggregated by end market for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Clinics/Hospitals	$3,365,302	$3,390,355	$6,117,912	$6,044,634
Direct to Patients	$555,264	$415,000	$981,888	$798,572
Total	$3,920,566	$3,805,355	$7,099,800	$6,843,206

Contract Liabilities

Contract liabilities are deferred revenue that the Company records when cash payments are received or due in advance of the Company's performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company's customers. For the three months ended June 30, 2018 and 2017, $12,043 and $82,082 of the revenues recognized were reported as contract liabilities as of March 31, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017, $14,758 and $54,478 of the revenues recognized were reported as contract liabilities as of December 31, 2017 and 2016, respectively.

Practical Expedients

The Company pays commissions on certain sales once the customer payment has been received, which are accrued at the time of the sale.  The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

Note 3: Acquisition of U.S. Compounding

On April 11, 2016, the Company acquired the net assets and assumed the principal debt obligations of U.S. Compounding, Inc. in a merger transaction (the “Merger”) pursuant to which the Company acquired USC and USC continued as a wholly owned subsidiary of the Company. The acquisition is accounted for using the purchase method of accounting.  USC is registered as a drug compounding outsourcing facility under Section 503B of the FDCA and the U.S. Drug Quality and Security Act, and provides prescription compounded medications, including compounded sterile preparation and certain nonsterile drugs, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.  USC also provides certain veterinary pharmaceutical drugs for animals.  The total consideration for the transaction was $15,967,942.

Note 4: Inventories

Inventories, net of reserves, at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Finished Goods	$686,568	$256,050
Raw Material	496,223	560,828
Devices	1,427,049	1,007,680
	$2,609,840	$1,824,558

 Reserve for obsolescence as of June 30, 2018 and December 31, 2017 was approximately $3,494,000 and $795,000, respectively.

Note 5: Fixed Assets

Fixed assets at June 30, 2018 and December 31, 2017 are summarized in the table below:

Description	Useful Life (Years)	June 30, 2018	December 31, 2017
Building	30	$3,040,000	$3,040,000
Machinery and Equipment	3 - 7	2,020,151	1,525,643
Furniture and Fixtures	7	126,654	126,654
Automobile	5	9,395	9,395
Leasehold Improvements	7 - 15	284,037	284,037
Total Fixed Assets		5,480,237	4,985,729
Less: Accumulated Depreciation		(1,265,338)	(959,380)
Land		460,000	460,000
Construction In Progress - Equipment		3,867,351	2,073,315
Fixed Assets, net		$8,542,250	$6,559,664

Depreciation expense for the three months ended June 30, 2018 and 2017 was approximately $154,000 and $159,000, respectively; and for the six months ended June 30, 2018 and 2017, depreciation expense was approximately $306,000 and $323,000, respectively.

Note 6: Intangible Assets and Goodwill

Intangible assets at June 30, 2018 and December 31, 2017 are summarized in the tables below:

June 30, 2018	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(4,368,915)	$5,339,785
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(879,566)	3,083,434
Non-compete Agreement - USC, 3 years	1,639,000	(1,212,556)	426,444
Customer Relationships - USC, 10 years	5,572,000	(1,236,675)	4,335,325
Website Design - USC, 3 years	16,163	(7,183)	8,980
Total Definite-lived Assets	21,093,063	(7,899,095)	13,193,968
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, June 30, 2018	$22,347,737	$(7,899,095)	$14,448,642

December 31, 2017	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(3,883,480)	$5,825,220
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(681,416)	3,281,584
Non-compete Agreement, 3 years	1,639,000	(939,389)	699,611
Customer Relationships, 10 years	5,572,000	(958,074)	4,613,926
Website Design, 3 years	16,163	(4,491)	11,672
Total Definite-lived Assets	21,093,063	(6,661,050)	14,432,013
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, December 31, 2017	$22,347,737	$(6,661,050)	$15,686,687

Amortization expense for the three months ended June 30, 2018 and 2017 was approximately $619,000 and $619,000, respectively; and for the six months ended June 30, 2018 and 2017, amortization expense was approximately $1,238,000 and $1,237,000, respectively.

Estimated amortization expense of definite-lived intangible assets at June 30, 2018 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
Remainder of 2018	$1,238,046
2019	2,083,034
2020	1,925,267
2021	1,924,370
2022	1,924,370
Thereafter	4,098,881
Total	$13,193,968

   Goodwill recorded at the acquisition of USC was approximately $2,225,000. In addition, for the year ended December 31, 2016, the Company recorded a deferred tax liability of approximately $5,416,000 through acquisition goodwill. The carrying value of the Company's goodwill as of June 30, 2018 and December 31, 2017 was approximately $7,641,000.

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

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with mainstream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs (see Note 8). As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the merger in April 2009 between the Company (which was then named Cellegy Pharmaceuticals, Inc.) and the corporation then-named Adamis Pharmaceuticals Corporation.

Working Capital Line of Credit

On March 28, 2016, the Company entered into a loan and security agreement (sometimes referred to as the “Adamis Working Capital Line”) with Bear State Bank, N.A. (the “Lender” or the “Bank”), pursuant to which the Company may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement. Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly. As amended, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to the loan documents, were due and payable on June 1, 2018. The Company’s obligations under the loan agreement are secured by certain collateral, including without limitation its interest in amounts that it has loaned to USC, and a warrant that the Company issued to the Bank to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to par value per share.  The warrant is exercisable only if the Company is in default under the loan agreement or related loan documents, the Lender delivers a notice to the Company and the Company does not cure the default within the applicable cure period. If the warrant becomes exercisable, then Lender may exercise the warrant in whole or in part, from time to time, to acquire warrant shares in a number that the Lender believes will, upon sale of such shares, be sufficient to cure or pay off the Company’s obligations due to the Lender under the loan documents. Under the terms of the Warrant, the Lender agreed that following any exercise of the warrant, Lender will use its best efforts to sell as promptly as reasonably practicable following such exercise, the shares of common stock acquired by the Lender upon such exercise, and that all of the net proceeds from such sales of warrant shares will be applied in satisfaction of the Company’s obligations under the loan documents. On June 28, 2018, the Company and the Lender amended the warrant and the loan and security agreement to provide that effective as of June 1, 2018, if the Company has not paid in full all amounts that are required to be paid to the Lender under the loan documents on or before the maturity date of the loan, then the Lender may exercise the Warrant, in whole or in part, to acquire a number of warrant shares as described above.

As of June 30, 2018 and December 31, 2017, the loan balance on the Adamis Working Capital Line of credit was $2,000,000. Interest expense related to the loan for the three months ended June 30, 2018 and 2017 was approximately $24,000 and $20,000, respectively; and for the six months ended June 30, 2018 and 2017, interest expense was approximately $47,000 and $39,000, respectively. See Note 10 for further details.

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

As of June 30, 2018 and December 31, 2017, the outstanding principal balance owed on the applicable note was approximately $2,299,000 and $2,347,000, respectively. The loan currently bears an interest of 3.75% per year. Interest expense for the three months period June 30, 2018 and 2017 was approximately $22,000 and $23,000, respectively; and for the six months ended June 30, 2018 and 2017, interest expense was approximately $44,000 and $46,000, respectively.

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

As of June 30, 2018 and December 31, 2017, the outstanding unpaid principal balance was $0. Interest expense for the three months ended June 30, 2018 and 2017 was approximately $0 and $7,000, respectively; and for the six months ended June 30, 2018 and 2017, interest expense was approximately $0 and $29,000, respectively.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of June 30, 2018 and December 31, 2017, the outstanding unpaid principal balance was approximately $529,000 and $720,000, respectively. Interest expense for the three months ended June 30, 2018 and 2017 was approximately $6,000 and $9,000, respectively; and for the six months ended June 30, 2018 and 2017, interest expense was approximately $12,000 and $19,000, respectively.

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

The notes evidencing the foregoing loans from the Lender are subject to customary subjective acceleration clauses, effective upon a material impairment in collateral, a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the note.  As of June 30, 2018, the Company was not in breach of any of the debt covenants.

At June 30, 2018, the outstanding principal maturities of the amended long-term debts were as follows:

Years ending December 31,	Building Loan	Equipment Loan	Total
Remainder of 2018	$49,040	$195,103	$244,143
2019	2,249,512	333,606	2,583,118
Total	$2,298,552	$528,709	$2,827,261

Note 8: Fair Value Measurements

Fair value measurements adopted by the Company are based on the authoritative guidance provided by the FASB which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB authoritative guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels, which are described below:

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

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, inventory, accounts payable, notes payable, accrued liabilities and other payables approximate their fair values due to their short-term nature.

Note 9: Stock Option Plans, Shares Reserved and Warrants

The following summarizes the stock option activity for the six months ended June 30, 2018 below:

			Weighted Average
	2009 Equity Incentive Plan	Weighted Average Exercise Price	Remaining Contract Life
Outstanding Options as of December 31, 2017	6,726,594	$5.05	8.17 years

Options Granted	2,778,289	2.96	9.66 years
Options Exercised	(4,166)	3.35	—
Options Cancelled/Expired	(148,474)	4.87	—

Outstanding Options as of June 30, 2018	9,352,243	$4.43	8.30 years

Exercisable at June 30, 2018	4,969,386	$5.20	7.05 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 9,352,243 and 6,726,594 stock options outstanding at June 30, 2018 and December 31, 2017 was approximately $1,052,000 and approximately $2,980,000, respectively. The aggregate intrinsic value of 4,969,386 and 3,835,992 stock options exercisable at June 30, 2018 and December 31, 2017 was approximately $179,000 and $1,009,000, respectively.

The following summarizes warrants outstanding at June 30, 2018:

	Warrant		Exercise Price	Date	Expiration
	Shares		Per Share	Issued	Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2018
Underwriter Warrants	28,108		$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	4,217		$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Bear State Bank, Collateral to Line of Credit	1,000,000	*	$0.0001	March 28, 2016
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000		$2.98	August 3, 2016	August 3, 2021
Total Warrants	3,166,995

*Exercisable upon default of the Line of Credit or if the Company has not paid in full all amounts that are required to be paid to the Lender under the loan documents on or before the maturity date of the loan, see Note 7 and Note 10 for further details.

The following table summarizes the RSUs outstanding at June 30, 2018:

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

Expense related to RSUs for the three months ended June 30, 2018 and 2017 was approximately $305,000 and $225,000, respectively; and for the six months ended June 30, 2018 and 2017, expense related to RSUs was approximately $563,000 and $370,000, respectively.

At June 30, 2018, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, convertible preferred stock shares, and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	3,166,995
Restricted Stock Units (RSU)	1,642,212
2009 Equity Incentive Plan	9,352,243
Total Shares Reserved	14,161,450

Note 10: Subsequent Events

Distribution and Commercialization Agreement

On July 1, 2018, the Company announced that it had entered into a Distribution and Commercialization Agreement (the “Agreement”) with Sandoz Inc., a division of Novartis AG, to commercialize the Company’s Symjepi™ product for the emergency treatment of allergic reactions (Type I) including anaphylaxis.  Under the terms of the Agreement, the Company appointed Sandoz as the exclusive distributor of Symjepi in the United States and related territories (“Territory”), in all fields including both the retail market and other markets, and granted Sandoz an exclusive license under the Company’s patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the product in the Territory, subject to the provisions of the Agreement, in partial consideration of an upfront fee by Sandoz and potential performance-based milestone payments. As part of the Agreement, Sandoz has commercial rights to the Company’s Symjepi Epinephrine Injection USP Injection (0.3mg/0.3mL) Injection pre-filled single dose syringe product, as well as the lower dose Symjepi (epinephrine) Injection 0.15mg product if approved by the FDA, which is intended for use in the treatment of anaphylaxis for patients weighing 33-65 pounds and for which the Company submitted a supplemental new drug application to the FDA on November 27, 2017. The Company retains rights to the intellectual property subject to the Agreement and to commercialize both products outside of the Territory, but has granted Sandoz a right of first negotiation regarding such territories. In addition, the Company may continue to use the licensed intellectual property (excluding certain of the licensed trademarks) to develop and commercialize other products (with certain exceptions), including products that utilize the Company’s Symject syringe product platform.

The Agreement provides that Sandoz will pay to the Company 50% of the net profit from net sales, as each such term is defined in the Agreement, of the product in the Territory to third parties, determined on a quarterly basis. The Company will be the supplier of the product to Sandoz, and Sandoz will order and pay the Company a supply price for quantities of products ordered.  The Company will be responsible for all manufacturing, component and supply costs related to manufacturing and supplying the product to Sandoz. The Company is responsible for component sourcing and regulatory compliance in the supply chain and for testing of lots of product.

Sandoz has agreed to use commercially reasonable efforts to commercialize the product, subject to various conditions and to the other provisions of the Agreement. The Agreement does not include minimum payments to the Company by Sandoz, minimum requirements for sales of product by Sandoz or, with certain exceptions, minimum purchase commitments by Sandoz. Under the Agreement, Sandoz has sole discretion in determining pricing, terms of sale, marketing, and selling decisions relating to the product. Jefferies LLC acted as sole financial advisor to the Company in connection with the transaction. The Company has agreed to pay Jefferies a fee of $2.0 million, a portion of which is payable out of fees and milestone payments received with the balance payable in the fourth calendar quarter of 2018 or earlier in certain circumstances.

Adamis Working Capital Line

On June 28, 2018, the Company and the Lender amended the Adamis Working Capital Line loan and security agreement and warrant disclosed in Note 7 above to provide that effective as of June 1, 2018, if the Company has not paid in full all amounts that are required to be paid to the Lender under the loan documents on or before the maturity date of the loan, then the Lender may exercise the Warrant, in whole or in part, to acquire a number of warrant shares. In July 2018, the Lender delivered a notice of exercise of the warrant and sold warrant shares in an amount sufficient to satisfy substantially all of the outstanding principal balance of the loan.  The Company paid the remaining principal and accrued unpaid interest, and there is no outstanding balance under the Adamis Working Capital Line.  Exercised warrant shares that were not sold have been returned to the Company as treasury stock. In addition, the Lender released the Company’s $1.0 million restricted Certificate of Deposit that had served as additional collateral for the Adamis Working Capital Line, and the amount was no longer restricted cash. See Note 7.

Public Offering

On August 6, 2018, the Company completed the closing of an underwritten public offering of 13,416,667 shares of common stock at a public offering price of $3.00 per share, which included 1,750,000 shares pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $37.6 million, after deducting approximately $2,660,000 in underwriting discounts and commissions and estimated offering expenses payable by the Company.  Raymond James & Associates, Inc. acted as the sole book-running manager for the offering, B. Riley FBR acted as lead manager for the offering, and H.C. Wainwright & Co. and Maxim Group LLC acted as co-managers for the offering.  The securities were issued by the Company pursuant to a “shelf” registration statement on Form S-3 that the Company previously filed with the Securities and Exchange Commission, and a prospectus supplement and an accompanying prospectus relating to the offering.

ITEM  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory approvals; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we are able to obtain sufficient funding to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we may require additional funding to continue operations, and there are no assurances that such funding, if required, will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2017 (sometimes referred to as the “2017 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in this Report and in the 2017 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to update any forward-looking statements or to reflect events or circumstances arising after the date on which the statement is made or of this Report, or to reflect the occurrence of unanticipated events. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2017 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

General

Company Overview

We are a specialty biopharmaceutical company primarily focused on developing and commercializing products in various therapeutic areas, including respiratory disease and allergy.  Our current products and product candidates in development include Symjepi™ (epinephrine) Injection 0.3mg which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis; Symjepi™ (epinephrine) Injection 0.15mg which is intended for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; a naloxone injection product candidate (APC-6000) utilizing our approved Symject™ injection device used for our epinephrine product, intended for the treatment of opioid overdose; a beclomethasone hydrofluoroalkane, or HFA, metered dose inhaler product candidate (APC-1000) intended for the treatment of asthma; a fluticasone dry powder inhaler, or DPI, product candidate (APC-4000) for the treatment of asthma; and a tadalafil sublingual product candidate (APC-8000) for the treatment of erectile dysfunction. Our goal is to create low cost therapeutic alternatives to existing treatments.  Consistent across all specialty pharmaceuticals product lines, we intend to submit New Drug Applications, or NDAs, under Section 505(b)(2), or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.  In July 2018, we entered into a distribution and commercialization agreement with Sandoz Inc., a division of Novartis AG, to commercialize the Symjepi product.  Under the terms of the agreement, we appointed Sandoz as the exclusive distributor of Symjepi in the United States and related territories.

Our subsidiary U.S. Compounding, Inc., or USC, which we acquired in April 2016 and which is registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, and the U.S. Drug Quality and Security Act, or DQSA, provides prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, animals, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.  USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, injectables, urological preparations, ophthalmic preparations, and topical compounds for pain and men’s and women’s health products.  USC’s compounded formulations are often offered as alternatives to drugs approved by the FDA.

Epinephrine Injection Pre-filled Single Dose Syringe

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

On November 27, 2017, we submitted a supplemental new drug application, or sNDA, to the FDA for a lower dose version (0.15mg) of Symjepi™ (epinephrine) Injection. Symjepi™ (epinephrine) Injection 0.3mg is designed for patients weighing 66 pounds or greater. The lower dose Symjepi™ (epinephrine) Injection 0.15mg product candidate is intended for patients weighing 33 to 66 pounds.  On February 9, 2018, we received correspondence from the FDA indicating that the agency had determined that the sNDA was sufficiently complete to permit a substantive review. The agency indicated that no potential review issues were identified as of the date of the correspondence and that if no major deficiencies were identified in the agency’s continued review, the agency was targeting September 3, 2018 to communicate proposed labeling and, if necessary, any post-marketing requirement or commitment requests.  There can be no assurances regarding the timing of outcome of the FDA’s review of our sNDA.

On July 1, 2018, we announced that we entered into a Distribution and Commercialization Agreement with Sandoz Inc., a division of Novartis AG, to commercialize our Symjepi™ product for the emergency treatment of allergic reactions (Type I) including anaphylaxis. See Note 10 to the financial statements included herein for further information concerning this agreement.

Tadalafil

We are currently in pre-IND development work for our APC-8000 product candidate, which is a fast-disintegrating sublingual tablet containing tadalafil.  Tadalafil (Cialis®) is a drug used for treating erectile dysfunction, or ED, pulmonary hypertension and benign prostatic hyperplasia, or BPH.  Tadalafil is in a class of drugs called phosphodiesterase-5, or PDE5, inhibitors which includes, among others, sildenafil (Viagra®) and vardenafil (Levitra®).  All three of these oral tablets are FDA approved and clinically indicated for the treatment of ED.  Tadalafil and sildenafil are also indicated for pulmonary hypertension, but among PDE5 drugs, only tadalafil is approved for the treatment of BPH.  We estimate that annual sales of Cialis in the United States in 2017 were approximately $1.4 billion, based on publicly available information.

Our initial goal in development and clinical testing of APC-8000 will be to demonstrate comparability to Cialis® and additional benefits of a rapidly acting sublingual formulation.  If development efforts are successful, our goal is to submit an IND to the FDA with the goal of beginning testing of a sublingual tadalafil tablet product candidate in human patients and filing an NDA with the FDA before the end of 2018.  However, the timing of commencement or completion of any studies relating to APC-8000 could be affected by a number of factors, including, without limitation, completion of product development, unexpected regulatory issues or delays, the time period required to enroll patients in the study, the results of the studies, the time required to complete and analyze the results of the studies, and FDA guidance concerning the regulatory pathway for the product.  As a result, there are no assurances concerning the timing of completion of trials or the filing of an NDA relating to APC-8000 within the time periods that we currently anticipate, or at all.  The development of APC-8000 will require commercial scale manufacturing subject to review and approval by FDA.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended December 31, 2017 and 2016 indicating that we have incurred recurring losses from operations and are dependent on additional financing to fund operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.  As of June 30, 2018, we had cash of approximately $4.4 million, including approximately $1.0 million in restricted cash, an accumulated deficit of approximately $131.3 million, and liabilities of approximately $13.9 million. We could require additional funding in the future to continue operations, satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. Any such additional funding that might be required may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain any required additional funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the six months ended June 30, 2018, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. If we are not able to obtain additional funding if required in the future in the future from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources we could exhaust our resources and be unable to continue operations.

 Our management intends to attempt to secure any additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from sales of compounded sterile formulations. However, there can be no assurance that we will be able to obtain any sources of funding if required. If we are unsuccessful in securing any required funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures, delay development or commercialization of some or all of our products and reduce the scope of our operations. If we did not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Results of Operations

Six Months Ended June 30, 2018 and 2017

Revenues. Revenues were approximately $7,100,000 and $6,843,000 for the six months ended June 30, 2018 and 2017, respectively.  The increase in revenues for the six months ended June 30, 2018 compared to the comparable period of 2017 reflected an increase in sales of USC’s compounded and non-compounded pharmaceutical formulations resulting in part from price increases and marketing personnel efforts.

Cost of Goods Sold. Cost of goods sold was approximately $4,458,000 and $3,546,000 for the six months ended June 30, 2018 and 2017, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The cost of goods sold did not increase proportionately with the increase in revenue from the six months ended June 30, 2018 compared to the comparable period of 2017, primarily due to an increase in compensation of approximately $487,000 as a result of new hires, increases in salaries and bonus accruals, expenses associated with stock options grants and other employee benefits, an increase of approximately $246,000 due to obsolete inventory, and an increase of approximately $179,000 in product testing, consulting expenses, occupancy costs, and other related expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the six months ended June 30, 2018 and 2017 were approximately $12,837,000 and $11,228,000, respectively. Compensation expense for SG&A employees increased by approximately $1,103,000 for the six months ended June 30, 2018, compared to the comparable period of 2017, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with stock option grants and other employee benefits.  Approximately $152,000 of the increase in the 2018 period compared to the same period of 2017 was due to increases in PDUFA fees.  Approximately $354,000 of the increase in the 2018 period compared to the same period of 2017 was due to increases in accounting, audit and other professional fees, patent expenses, depreciation, selling expenses, IT consulting expenses, taxes, travel expenses and other related expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $7,085,000 and $2,696,000 for the six months ended June 30, 2018 and 2017, respectively. The increase in research and development expenses for the six months ended June 30, 2018, compared to the comparable period of the prior year was due in part to an increase of approximately $1,642,000 in development costs of our product candidates. This amount was partially offset by a decrease of approximately $462,000 in development costs primarily attributable to Symjepi™ (epinephrine) and the APC-1000 product candidate. Compensation expense for Research and Development employees increased by approximately $698,000 for the six months ended June 30, 2018, compared to the comparable period of 2017, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with stock options grants and other employee benefits. Research and development costs for the six months ended June 30, 2018, also included a reserve of approximately $2,511,000 relating to Symjepi™ inventory that is expected to expire before its sale.

Other Income (Expense). Other Income (Expense) consists of interest expense and interest income.  Other expense for the six months ended June 30, 2018 and 2017 was approximately $42,000 and $118,000, respectively.  The decrease in other expenses in the six months ended June 30, 2018, compared to the comparable period of 2017 was primarily due to a decrease in debt related expense (Interest Expense) of approximately $25,000 and an increase of interest income of approximately $51,000 for the six months ended June 30, 2018.

Three Months Ended June 30, 2018 and 2017

Revenues. Revenues were approximately $3,921,000 and $3,805,000 for the three months ended June 30, 2018 and 2017, respectively.  The increase in revenues for the three months ended June 30, 2018 compared to the comparable period of 2017 reflected an increase in sales of USC’s compounded and non-compounded pharmaceutical formulations resulting in part from price increases and marketing personnel efforts.

Cost of Goods Sold. Cost of goods sold was approximately $2,394,000 and $1,881,000 for the three months ended June 30, 2018 and 2017, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The cost of goods sold did not increase proportionately with the increase in revenue from the three months ended June 30, 2018 compared to the comparable period of 2017, primarily due to an increase of approximately $282,000 in direct and indirect salaries, wages and related benefits; an increase of approximately $201,000 due to obsolete inventory, and an increase of approximately $30,000 in freight and other related expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the three months ended June 30, 2018 and 2017 were approximately $6,363,000 and $5,655,000, respectively. Compensation expense for SG&A employees increased by approximately $608,000 for the three months ended June 30, 2018, compared to the comparable period of 2017, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with stock options grants and other employee benefits.  Approximately $100,000 of the increase in the 2018 period compared to the same period of 2017 was due to increases in PDUFA Fees, patent expenses and other related expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $4,836,000 and $1,186,000 for the three months ended June 30, 2018 and 2017, respectively. The increase in research and development expenses for the three months ended June 30, 2018, compared to the comparable period of the prior year was due in part to an increase of approximately $1,256,000 in development costs of our product candidates. This amount was partially offset by a decrease of approximately $220,000 in development costs primarily attributable to the APC-1000 and APC 5000 product candidates. Compensation expense for Research and Development employees increased by approximately $386,000 for the three months ended June 30, 2018, compared to the comparable period of 2017, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with stock options grants and other employee benefits. Research and development costs for the three months ended June 30, 2018, also included a reserve of approximately $2,228,000 relating to Symjepi™ inventory that is expected to expire before its sale.

Other Income (Expense). Other Income (Expense) consists of interest expense and interest income.  Other expense for the three months ended June 30, 2018 and 2017 was approximately $30,000 and $54,000, respectively.  The decrease in other expenses in the three months ended June 30, 2018, compared to the comparable period of 2017, was primarily due to a decrease in debt related expense (Interest Expense) of approximately $8,000 and an increase of interest income of approximately $16,000 for the three months ended June 30, 2018.

Liquidity and Capital Resources

We have incurred net losses of approximately $17.3 million and $10.7 million for the six months ended June 30, 2018 and 2017, respectively. Since inception, and through June 30, 2018, we have an accumulated deficit of approximately $131.3 million. Since inception and through June 30, 2018, we have financed operations principally through debt financing and through public and private issuances of common stock and preferred stock. On August 6, 2018, we completed the closing of an underwritten public offering of 13,416,667 shares of common stock at a public offering price of $3.00 per share, which included 1,750,000 shares pursuant to the full exercise of the over-allotment option granted to the underwriters, resulting in estimated net proceeds of approximately $37.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  However, in the future we may require additional funding to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. We expect to attempt to secure any additional required funding primarily through equity or debt financings, sales or out-licensing of intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from sales of compounded pharmacy formulations.

Total assets were approximately $39.4 million and $51.4 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, current liabilities exceed current assets by approximately $2.5 million and as of December 31, 2017, current assets exceed current liabilities by approximately $12.7 million.

Net cash used in operating activities for the six months ended June 30, 2018 and 2017, was approximately $12.4 million and $7.0 million, respectively. Net cash used in operating activities increased primarily due to the increase in operating losses, increases in accounts receivable and inventories, and partially reduced by the increase in accounts payable and accrued expenses, as compared to 2017.

  Net cash used in investing activities was approximately $1.3 million and $632,000 for the six months ended June 30, 2018 and 2017, respectively. The net cash used in investing activities increased primarily due to the purchase of additional equipment.

Net cash used in financing activities was approximately $240,000 for the six months ended June 30, 2018, and net cash provided by financing activities was approximately $14.3 million for the six months ended June 30, 2017. Net cash used in financing activities as of June 30, 2018 was for the loan payments of approximately $240,000. Net cash flows provided by financing activities as of June 30, 2017 was due to the issuance of common stock and warrant exercise generating net proceeds of approximately $16.4 million, partially offset by the payment of loans of approximately $2.1 million.

As noted above under the heading “Going Concern and Management Plan,” through June 30, 2018, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding if required in the future, our cash resources would be depleted and we would be required to materially reduce or suspend operations. Even if we are successful in obtaining any required additional funding, substantial time may pass before we obtain regulatory marketing approval for any additional products and begin to realize revenues from sales of specialty pharmaceutical products, and during this period Adamis could require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding if required. The Company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 have not significantly changed. Refer to Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q for the additional policy adopted during the three months ended June 30, 2018.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At June 30, 2018, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls

There has been no change during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business. Our business, financial condition, results of operations and future prospects could be materially and adversely affected by these risks if any of them actually occurs. In these circumstances, the market price of our common stock would likely decline. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business.

Risks Related to Our Business, Industry and Financial Condition

Our auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our audited financial statements for the year ended December 31, 2017, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2017, indicating that we have incurred recurring losses from operations and are dependent on additional financing to fund operations, and that these factors raise substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding if required in the future, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we could not obtain any required additional funding in the future from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions or sources, we could exhaust our resources and could be unable to continue operations, and our stockholders could likely lose most or all of their investment in us.

Statements in this Report concerning our future plans and operations are dependent on our ability to secure adequate funding and the absence of unexpected delays or adverse developments. We may not be able to secure required funding.

The statements contained in this Report concerning future events or developments or our future activities, such as concerning current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated meetings with the FDA or other regulatory authorities concerning our product candidates, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we have or are able to obtain sufficient funding to support such activities and continue our operations and planned activities in a timely manner. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain any required additional funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring which could adversely affect our business, financial condition and results of operations.

We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

We incurred net losses of approximately $25.5 million and $17.3 million for the year ended December 31, 2017 and the six months ended June 30, 2018, respectively, and a net loss of approximately $19.4 million for the year ended December 31, 2016.  From inception through June 30, 2018, we have an accumulated deficit of approximately $131.3 million.  We expect that these losses will increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products.  These losses will cause, among other things, our stockholders’ equity and working capital to decrease.  Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.

Except for our Symjepi product, we have not received regulatory approval for any drugs or products.  Since our fiscal 2010 year, except for revenues from sales of compounded pharmacy formulations after our acquisition of USC in 2016, we have not generated commercial revenue from marketing or selling any drugs or other products.  We expect to incur substantial net losses for the foreseeable future.  We may never be able to commercialize any additional product candidates that are subject to regulatory approval or be able to generate revenue from sales of such products.  Because of the risks and uncertainties associated with developing and commercializing our specialty pharmaceuticals and other product candidates, we are unable to predict when we may commercially introduce such products, the extent of any future losses or when we will become profitable, if ever.

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

The development of new pharmaceutical products is a highly risky undertaking, and there can be no assurance that any future research and development efforts we might undertake will be successful. Many of our potential products will require significant additional research and development before any commercial introduction. There can be no assurance that any future research, development or clinical trial efforts will result in viable products or meet efficacy standards. Future clinical or preclinical results may be negative or insufficient to allow us to successfully market our product candidates. Obtaining needed data and results may take longer than planned or may not be obtained at all. Any such delays or setbacks could have a material adverse effect on our ability to achieve our financial goals.

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

The testing of human health care product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability and associated adverse publicity. We currently maintain liability insurance coverage of up to a general aggregate of $3,000,000, with a $1,000,000 limit for each occurrence; and an excess liability insurance coverage of up to a general aggregate of $6,000,000, with a $4,000,000 limit for each occurrence. Such insurance policies are expensive and may not be available in the future on acceptable terms, or at all. As we conduct additional clinical trials and introduce products into the United States market, the risk of adverse events increases and our requirements for liability insurance coverage are likely to increase. We are subject to the risk that substantial liability claims from the testing or marketing of pharmaceutical products could be asserted against us in the future. There can be no assurance that we will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit our business.

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

We submitted a Section 505(b)(2) NDA regulatory filing to the FDA in connection with our Symjepi™ (epinephrine) Injection 0.3mg product, and we intend to pursue Section 505(b)(2) NDA filings with the FDA in connection with our beclomethasone HFA, fluticasone DPI, naloxone injection and tadalafil product candidates. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

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

Even if they are approved and commercialized, if our potential products are unable to compete effectively with current and future products targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated.

The markets for our Symjepi product, our allergy and respiratory product candidates, and our other product candidates, are intensely competitive and characterized by rapid technological progress.  We face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide.  Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities, than we do.  Our Symjepi product will compete with a number of other currently marketed epinephrine products for use in the emergency treatment of acute allergic reactions, including anaphylaxis.  Certain companies have established technologies that may be competitive with our product candidates and any future products that we may develop or acquire.  Some of these products may use different approaches or means to obtain results, which could be more effective or less expensive than our products for similar indications.  In addition, many of these companies have more experience than we do in pre-clinical testing, performance of clinical trials, manufacturing, and obtaining FDA and foreign regulatory approvals.  They may also have more brand name exposure and expertise in sales and marketing.  We also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields.

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

We may become involved in patent litigation or other intellectual property proceedings relating to our future product approvals, which could result in liability for damages or delay or stop our development and commercialization efforts.

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

Outsourced compounding facilities have historically been subject to FDA inspections on an irregular basis and are now subject to FDA inspections on a risk-based schedule in accordance with DQSA Section 503B(b)(4). Observations by the FDA of potentially violative conditions during inspections are required to be reported to facility management at the close of the inspection on FDA Form 483.  It is common for such reports to be provided in connection with inspections of compounding outsourcing facilities, and observations may be further followed by warning letters and other enforcement actions as the FDA deems warranted. In March 2014 and August 2015, USC received Form 483 observations following FDA inspections of its outsourcing facility, noting inspectional observations of a number of observed deficiencies relating to USC’s facility and practices. Following the August 2015 Form 483 observations, USC suspended production of sterile products and voluntarily recalled all lots of sterile products aseptically compounded and packaged by USC that remained within expiry, due to the FDA’s concern over a lack of sterility assurance. This was a voluntary recall and voluntary suspension of sterile production, and USC determined there was no evidence that any compounded sterile products were defective. The recall did not pertain to any non-sterile compounded products prepared by USC. USC responded to the August 2015 Form 483 observations and took a number of corrective actions, including reviewing and enhancing quality control and production systems. The FDA stated in a December 2015 communication that at that time it did not object to USC’s resumption of production and distribution of sterile drug products. In March 2016, USC received another letter from the FDA indicating that the voluntary action was a class II recall. Class II means that the probability of serious adverse health consequences is remote. USC resumed production and sale of compounded sterile products in March - April 2016. In July 2016, USC received Form 483 observations following FDA inspections of its outsourcing facility, noting inspectional observations of a number of observed deficiencies relating to USC’s facility and practices.  USC responded in writing to the inspectional observations, and provided additional responses to FDA in April 2017.  In October 2017, USC received a warning letter from the FDA referencing the August 2015 and July 2016 Form 483 inspectional observations.  USC provided a written response to the FDA that addressed completed corrective actions intended to be responsive to the inspectional observations, including relating to differential pressures, facility design, product specifications, environmental monitoring, and suspension quality.

Following the suspension of sterile production and the voluntary recall in 2015, state pharmacy regulatory agencies in certain states also initiated inquiries or took other actions regarding sales of USC products in such states, and some of those proceedings are ongoing.  Resolution of these proceedings, or any future proceedings by the FDA or state regulatory agencies alleging violation of applicable federal or state laws or regulations, could require significant time and financial resources, and an adverse outcome in one or more of these proceedings could adversely affect our business, results of operations and financial condition.  We cannot predict when or if we will receive additional Form 483 observations or other communications from the FDA or state regulatory authorities regarding USC’s compounding outsourcing facility, or our CSPs. USC could be subject to additional regulatory action by the FDA and civil or criminal enforcement action by the Department of Justice under the FDCA, Federal False Claims Act, or other applicable statutes, as well as related private actions, as a result of previous, current or future FDA observations. USC’s suppliers and customers may negatively consider the Form 483 observations or warning Letter issued to us when deciding to award contracts or continue or renew agreements. Other state and federal regulators and agencies may also consider the Form 483 observations and warning Letter when conducting their own inspections, enforcement actions or approvals, including license renewals. Any such actions could significantly disrupt USC’s business and harm its and our reputation, resulting in a material adverse effect on our business, results of operations and financial condition.

USC’s compounded preparations and the pharmacy compounding industry are subject to regulatory and customer scrutiny, which may impair our growth and sales.

Compounded drugs are not FDA-approved.  As a 503B outsourcing facility, USC’s compounded formulations are not subject to the FDA drug approval process.  This means that FDA does not verify the safety, or effectiveness of compounded drugs.  Consumers and health professionals rely on the drug approval process to ensure that drugs are safe and effective and made in accordance with Federal quality standards.  Compounded drugs also lack an FDA finding of manufacturing quality before such drugs are marketed.  Drugs available through branded and generic drug companies have been approved for marketing and sale by the FDA and are subject to many more requirements than drugs compounded in outsourcing facilities.  In addition, some compounding pharmacies have been the subject of widespread negative media coverage in recent years.  As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, compounded drugs.  Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use USC’s compounded formulations could include the following, among others:  applicable law limits our ability to discuss the efficacy or safety of USC’s formulations with potential users to the extent applicable data is available; and our compounded preparations are primarily sold on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the private payors and government programs such as Medicare and Medicaid programs.  Failure by physicians, patients, other potential customers, or third-party payors, to accept compounded drugs could substantially limit USC’s market and cause its and our business and operations to suffer.

Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA.  As a 503B outsourcing facility, USC’s compounded formulations are not subject to the FDA approval process.  The drug products available through branded and generic drug companies have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards.  In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies.  For example, the FDA has in the past requested that a number of compounding pharmacies conduct a recall of all non-expired, purportedly sterile drug products and cease sterile compounding operations due to lack of sterility assurance, and additional compounding pharmacies have suspended sterile production or voluntarily recalled certain sterile compounding products after an FDA inspection of the relevant facilities.  As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these compounded formulations.  Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use USC’s compounded formulations could include the following, among others:  applicable law limits our ability to discuss the efficacy or safety of USC’s formulations with potential users to the extent applicable data is available; and our compounded preparations are primarily sold on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs.  Any failure by physicians, patients, or third-party payors, to accept compounded formulations could substantially limit USC’s market and cause its and our business and operations to suffer.  An incident similar to the fungal meningitis outbreak in 2012, which was caused by a compounding pharmacy, could cause USC’s customers to reduce their use of outsourced compounded medications significantly or even stop using outsourced compounded medications altogether.  States have in the past enacted, and could in the future enact, regulations prohibiting or restricting the use of outsourcing compounded medication service providers in response to such incidents.  Such prohibitions or restrictions on outsourced compounded preparations by states, or reduced customer demand as a result of an incident with compounded medication providers, could have a material adverse effect on USC’s and our business, results of operations and financial condition.

In addition, in 2017, a lawsuit was filed by a pharmaceutical company, Endo International plc, alleging that FDA has improperly enforced DQSA related to its interim draft guidance on compounding from bulk drug ingredients.  In January 2018, FDA and Endo agreed to stay this lawsuit pending FDA releasing new guidance on this topic, a draft of which was published at the end of March 2018.  This guidance, if finalized in its current form, could adversely impact our business and revenues from sales of sterile compounded drug formulations.

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

Many competitors that market and sell compounded preparations have longer operating histories and may have greater financial, marketing and other resources than we do.  We are significantly smaller than some of such competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of USC’s formulations or compete for market share in these sectors. These potential competitors could leverage existing resources and experience operating in industries that are subject to significant regulatory oversight in order to overcome certain barriers to entry. Consequently, competitors may be able to develop products and services competitive with, or superior to, USC’s products and services.  Furthermore, we may not be able to differentiate USC’s compounded preparations and services from those of our competitors, successfully develop or introduce new services—on a timely basis or at all—that are less costly than those of our competitors or offer customers payment and other commercial terms as favorable as those offered by our competitors. We expect competition to intensify as technology advances, such as those in the field of robotics and automation, and consolidation continues. Also, new developments by pharmaceutical manufacturers, such as increasing the number of abbreviated new drug applications, to cover less frequently used drug formulations, could render some or most of USC’s products or services obsolete.  In addition, the drug products available through branded and generic drug companies with which USC’s formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. USC’s compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, USC’s formulations. The DQSA prohibits compounding facilities, both 503A and 503B, from compounding products that are considered "essentially a copy" of approved drug products offered by traditional pharmaceutical manufacturers. In January 2018, FDA published Final Guidance on what it considers to be “essentially a copy” of approved drug products. This policy added the requirement that purchasers and prescribers document on each order and prescription the specific clinical need for the compounded medication.  Some purchasers and prescribers may be unwilling to complete this additional documentation, resulting in decreased demand for the compounded drug products.

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

Many competitors that market and sell compounded preparations have longer operating histories and may have greater financial, marketing and other resources than we do.  We are significantly smaller than some of such competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of USC’s formulations or compete for market share in these sectors.  These potential competitors could leverage existing resources and experience operating in industries that are subject to significant regulatory oversight in order to overcome certain barriers to entry.  Consequently, competitors may be able to develop products and services competitive with, or superior to, USC’s products and services.  Furthermore, we may not be able to differentiate USC’s compounded preparations and services from those of our competitors, successfully develop or introduce new services—on a timely basis or at all—that are less costly than those of our competitors or offer customers payment and other commercial terms as favorable as those offered by our competitors.  We expect competition to intensify as technology advances, such as those in the field of robotics and automation, and consolidation continues.  Also, new developments by pharmaceutical manufacturers, such as increasing the number of abbreviated new drug applications, to cover less frequently used drug formulations, could render some or most of USC’s products or services obsolete.  In addition, the drug products available through branded and generic drug companies with which USC’s formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards.  USC’s compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA.  As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, USC’s formulations.  The DQSA prohibits compounding facilities, both 503A and 503B, from compounding products that are considered “essentially a copy” of approved drug products offered by traditional pharmaceutical manufacturers.

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

The FDA published in March 2018 updated guidance on compounding from bulk active pharmaceutical ingredients. A substantial majority of USC’s compounded drug products are made from active pharmaceutical ingredients, and if finalized in its current form, the updated policy would diminish USC’s ability to continue to use these materials and could adversely affect our ability to produce compounded drug products. USC would be required to change to utilizing approved drug products to produce its compounds, which could lead to increases in materials costs and decreases in production efficiency. Additionally, as the updated policy would impact all 503(B) outsourcing facilities, there is the potential for supply chain shortages of the approved drug products.

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

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the merger agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the Company or USC in connection with the merger, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the Loan Documents.  The lender in all of the USC Loan Documents was First Federal Bank and/or its successor Bear State Bank, referred to as Lender or the Bank.  In November 2016, we entered into amendments of these loan agreements with the Bank, or the amended Loan Documents.  We are required to make current periodic interest and principal payments under the Amended Loan Documents, in an amount of approximately $57,000 per month; the amount of required interest payments is subject to change depending on future changes in interest rates.  The Amended Loan Documents with the Bank include a variety of representations, warranties and covenants that we are required to comply with.  If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law.  At June 30, 2018, our aggregate indebtedness under the Amended Loan Documents was approximately $2,827,261.

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

The marketing and sale of compounded formulations is subject to and must comply with extensive and evolving state and federal statutes and regulations governing compounding entities. These statutes and regulations include, among other things, for certain kinds of compounding pharmacies restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities registered under Section 503B of the FDCA such as USC’s registered outsourcing facility, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, restrictions on the use of bulk active ingredients, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may limit the market available for compounded formulations, as compared to the market available for FDA-approved drugs.

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

Further, the FDA seeks to limit, under Section 503A of the FDCA, the amount of compounded products that a pharmacy not registered as an outsourcing facility under Section 503B of the FDCA can dispense interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a standard Memorandum of Understanding (“MOU”) with each state setting forth limits on interstate compounding.  The draft standard MOU presented by the FDA in February 2015 would limit interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month, with the excess considered by the FDA as an “inordinate amount.”  The FDA stated in guidance issued in February 2015 that it would not enforce interstate restrictions until after it published a final standard MOU and made it available to states for signature for some designated period of time. If the final standard MOU was released but not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state and not registered as an outsourcing facility would be limited to quantities not greater than 5% of total prescription orders dispensed or distributed by the pharmacy (the 5% rule); however, we are not aware that the FDA currently enforces or has in the past enforced the 5% rule and, under current draft guidance, the FDA has stated that it would not enforce the 5% rule until a standard MOU has been made available to states for signature. The FDA originally proposed a 180-day period for states to agree to a final MOU after the final version was presented, after which it would begin to enforce the 5% rule.  In January 2018, the FDA published a statement outlining its compounding priorities for 2018 (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. Included in the 2018 Compounding Plan were references to forthcoming regulations on compounding from bulk drug substances, determination of clinical need, and a revised memorandum of understanding between FDA and State Boards of Pharmacy setting forth limits on interstate compounding under Section 503A of the FDCA. Although as of the date of this Report we do not believe that the forthcoming regulations will have a material adverse effect on the business and results of operations of USC, regulations regarding these three topics, which are of general application to compounding pharmacies, or other FDA regulations and guidance, potentially could limit the number and type of products USC is permitted to compound as well as interstate shipping of compounded medications, and could adversely affect sales of our compounded medications. One of the priorities outlined in the 2018 Compounding Plan addressed the current status of the MOU and the FDA’s plan to release a revised MOU (the “Revised MOU”). Pursuant to statements made by the FDA in the 2018 Compounding Plan, the Revised MOU would consider amounts shipped interstate by a compounder to be inordinate amounts if the “number of prescriptions of compounded drugs distributed interstate during any calendar month is greater than 50 percent.” Instead of that number serving as a “hard limit, for state action,” the 50% target would trigger certain additional reporting requirements. The FDA indicated that the Revised MOU would also provide states more time to report to the FDA, and flexibility on identifying when amounts are inordinate, considering the size and scope of compounding operations. Until the Revised MOU is issued and presented to states to consider, the extent of interstate dispensing restrictions imposed by Section 503A is unknown. However, if the final Revised MOU contains a 50% limit on interstate distribution, dependent on the additional reporting requirements to be outlined in the Revised MOU, certain aspects of our pharmacy operations could be limited.

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

The market price of our common stock may fluctuate substantially.  For example, from January 1, 2015 through June 30, 2018, the market price of our common stock has fluctuated between $2.50 and $10.12.  The price of our common stock that will prevail in the market after this offering may be higher or lower than the price that you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile.  Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
●	our ability to successfully expand sales of our compounded pharmacy formulations;
●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;
●	the timing of, or delay in the timing of, commercial introduction of any of our product;
●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on products that would compete with our product candidates;
●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	period-to-period fluctuations in our financial results;
●	publicity or announcements regarding regulatory developments relating to our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;

●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or potential legal proceeding; or
●	other potentially negative financial announcements, such as a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

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

In the future, to the extent that we raise additional funds by issuing equity securities or securities convertible into or exercisable for equity securities, our stockholders may experience significant dilution. In addition, conversion or exercise of other outstanding options, warrants or convertible securities could result in there being a significant number of additional shares outstanding and dilution to our stockholders. If additional funds are raised through the issuance of preferred stock, holders of preferred stock could have rights that are senior to the rights of holders of our common stock, and the agreements relating to any such issuance could contain covenants that would restrict our operations.

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

If in the future we sell additional equity securities to help satisfy funding requirements, those securities may be subject to registration rights or may include warrants with anti-dilutive protective provisions. Future sales in the public market of our common stock, or shares issued upon exercise of our outstanding stock options, warrants or convertible securities, or the perception by the market that these issuances or sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon the sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

As of June 30, 2018, we had 33,390,130 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of June 30, 2018, 9,352,243 shares of common stock were issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.43 per share, we had outstanding restricted stock units covering 1,642,212 shares of common stock, and we had outstanding warrants to purchase 3,166,995 shares of common stock at a weighted-average exercise price of $2.60 per share.  Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus-delivery requirements pursuant to registration statements registering the resale of such shares.  In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

Exercise of our outstanding warrants may result in dilution to our stockholders.

As of June 30, 2018, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 91,149 shares of common stock, at a weighted average exercise price of $8.12 per share.  As of June 30, 2018, 2,075,846 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following private placement transactions:  warrants to purchase 1,183,432 shares at an exercise price of $4.10 per share in our January 2016 Series A-1 Convertible Preferred Stock transaction; warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; and warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of December 31, 2017, our directors, executive officers and their respective affiliates owned approximately 4.1% of our outstanding shares of common stock and our largest stockholder owned approximately 4.9% of the outstanding shares of our common stock. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM  2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM  3. Defaults Upon Senior Securities

None.

ITEM  4. Mine Safety Disclosures

Not applicable.

ITEM  5. Other Information

None.

ITEM  6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	June 2018 Amendment to Loan and Security Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: August 09, 2018	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: August 09, 2018	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer

