Form 10-Q
period 2018-09-30
Adamis Pharmaceuticals Corp
filed 2018-11-09
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 9, 2018, was 47,291,358.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$32,034,584	$17,323,241
Restricted Cash	—	1,009,461
Accounts Receivable, net	1,195,959	830,090
Inventories, net	3,218,678	1,824,558
Prepaid Expenses and Other Current Assets	1,252,007	474,180
Total Current Assets	37,701,228	21,461,530
LONG TERM ASSETS
Security Deposits	54,655	54,655
Intangible Assets, net	13,829,619	15,686,687
Goodwill	7,640,622	7,640,622
Fixed Assets, net	9,203,278	6,559,664
Other Non-Current Assets	1,800,000	—
Total Assets	$70,229,402	$51,403,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,457,149	$2,919,120
Deferred Revenue	1,014,707	14,758
Accrued Other Expenses	3,396,259	2,300,672
Accrued Bonuses	1,343,493	1,069,021
Bank Loans - Line of Credit	—	2,000,000
Bank Loans - Building and Equipment, current portion	2,672,033	483,992
Total Current Liabilities	11,883,641	8,787,563

LONG TERM LIABILITIES
Deferred Tax Liability, net	485,002	485,002
Building and Equipment Loans, net of current portion	34,026	2,583,109
Total Liabilities	12,402,669	11,855,674

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 47,814,315 and 33,696,920 Issued, 47,291,358 and 33,389,380 Outstanding at September 30, 2018 and December 31, 2017, Respectively	4,781	3,369
Additional Paid-in Capital	198,020,815	153,546,932
Accumulated Deficit	(140,193,613)	(113,997,588)
Treasury Stock, at cost - 522,957 and 307,540 Shares at September 30, 2018 and December 31, 2017, Respectively	(5,250)	(5,229)
Total Stockholders’ Equity	57,826,733	39,547,484
	$70,229,402	$51,403,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$3,832,935	$3,388,221	$10,932,736	$10,231,426
COST OF GOODS SOLD	2,300,432	2,092,270	6,757,989	5,638,283
Gross Profit	1,532,503	1,295,951	4,174,747	4,593,143

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,534,746	5,747,572	19,371,492	16,975,376
RESEARCH AND DEVELOPMENT	3,908,408	1,248,187	10,993,111	3,943,934
LOSS ON IMPAIRMENT OF FIXED ASSETS	—	96,346	—	96,346
Loss from Operations	(8,910,651)	(5,796,154)	(26,189,856)	(16,422,513)
OTHER INCOME (EXPENSE)
Interest Expense	(30,653)	(52,635)	(132,755)	(179,540)
Interest Income	66,020	39,710	126,586	48,975
Inducement Expense for Exercise of Warrants	—	(960,230)	—	(960,230)
Total Other Income (Expense), net	35,367	(973,155)	(6,169)	(1,090,795)
Net (Loss)	$(8,875,284)	$(6,769,309)	$(26,196,025)	$(17,513,308)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.21)	$(0.21)	$(0.72)	$(0.66)

Basic and Diluted Weighted Average Shares Outstanding	42,085,852	31,509,050	36,320,142	26,651,249

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(26,196,025)	$(17,513,308)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	4,859,453	4,502,093
Inducement Expense for Exercise of Warrants	—	960,230
Provision for Bad Debts	98,710	73,384
Depreciation and Amortization Expense	2,320,148	2,318,417
Loss on Impairment of Fixed Assets	—	96,346
(Gain) on Sale of Fixed Assets	(758)	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable - Trade	(464,579)	(269,198)
Inventories	(1,394,120)	(54,021)
Prepaid Expenses and Other Current Assets	(777,827)	17,131
Other Non-Current Assets	(300,000)	—
Increase (Decrease) in:
Accounts Payable	603,119	(400,290)
Deferred Revenue	999,949	(17,088)
Accrued Other Expenses and Bonuses	(129,941)	400,315
Net Cash (Used in) Operating Activities	(20,381,871)	(9,885,989)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(3,171,026)	(1,456,841)
Purchase of Intangibles	—	(25,837)
Net Cash (Used in) Investing Activities	(3,171,026)	(1,482,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance cost	37,619,759	16,036,134
Proceeds from Exercise of Warrants, net of exercise cost	—	16,766,650
(Payments) of Bank Loans	(364,980)	(2,212,583)
Net Cash Provided by Financing Activities	37,254,779	30,590,201
Increase in Cash and Restricted Cash	13,701,882	19,221,534
Cash and Restricted Cash:
Beginning	18,332,702	5,095,760
Ending	$32,034,584	$24,317,294

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$32,034,584	$23,312,476
Restricted Cash	—	1,004,818
Total Cash and Restricted Cash	$32,034,584	$24,317,294
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$8,650	$13,645
Cash Paid for Interest	$156,149	$182,823
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES
Increase in Contract Costs and Other Non-Current Assets	$1,500,000	$—
Decrease in Accrued Capital Expenditures	$(65,090)	$—
Exercise of Warrants for Payment of Working Capital Line	$1,996,062	$—
Acquisition of Treasury Shares in Connection with Warrant Exercise	$21	$—

The accompanying notes are in an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of operations of Adamis Pharmaceuticals Corporation (“the Company”) for any interim periods are not necessarily indicative of the results of operations for any other interim periods or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Inventories

Inventories are valued at the lower of cost or net realizable value (“NRV”). The cost of inventories is determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, currently marketed products, and device supplies. A reserve for obsolescence is recorded monthly based on a review of inventory for obsolescence.

Liquidity and Capital Resources

The Company’s cash balance was $32,034,584 and $18,332,702 at September 30, 2018 and December 31, 2017, respectively. The December 31, 2017 cash balance includes approximately $1.0 million in restricted cash held by the Bear State Bank, N.A. as collateral for a $2.0 million working capital line.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company may require additional funding for future operations and the expenditures that it believes will be required to support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research, development or commercialization efforts, or similar transactions. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares as of September 30, 2018 and September 30, 2017 consist of outstanding equity classified warrants (2,166,995 and 3,189,052, respectively), outstanding options (9,339,037 and 6,598,817, respectively), and outstanding restricted stock units (1,642,212 and 1,300,000, respectively).

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

The Company evaluated the impact that adoption of this new standard will have on its consolidated financial statements and determined that the timing of revenue recognition and amount of revenue recognized is not materially impacted under the new standard.  Accordingly, it did not have a material quantitative impact on the Company’s revenue recognition relating to sales of compounded pharmacy formulations and other pharmacy products by U.S. Compounding, Inc. (“USC”), a subsidiary.  The Company also determined that the modified retrospective adoption will have no impact on either the timing or amount of prior period revenues.  As a result, any comparative information has not been restated. Refer to Note 2 for further details.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018.  In July 2018 the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided additional implementation guidance on the previously issued ASU.  The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non employee Share-Based Payment Accounting. This update simplifies the accounting for non employee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company is currently evaluating the updated standard but does not expect that adopting this guidance will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted.  The Company is currently evaluating the new guidance but does not expect that adopting this guidance will have a material effect on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is still currently assessing the impact of this new guidance but does not expect adoption will have a material impact on its condensed consolidated financial statements.

Note 2: Revenues

Revenue Recognition

Revenue is recognized pursuant to ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606). Accordingly, revenue is recognized at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

1.	Identify the contract with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Currently, the Company’s revenues are entirely attributed to its USC subsidiary. The only performance obligation identified with the Company’s sales arrangements is the delivery of the products, so revenue is recognized upon delivery of the promised goods to the customers. Revenue is measured at the point control transfers and represents the amount of consideration the Company expects to receive in exchange for transferring the goods. USC is a registered drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, and provides prescription compounded medications to humans and animals, including compounded sterile preparations or CSPs, and non-sterile compounds to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.

Disaggregation of Revenue

As operations under a sterile environment are covered by Section 503B of the FDCA, and the U.S. Drug Quality and Security Act, USC’s operations are governed by specific regulatory and quality requirements. Any deviation from these exacting standards could result in a stoppage of operations, recall of products, and a significant reduction in revenues. The Company employs rigorous quality controls and outside testing facilities to minimize the likelihood of this occurrence.

The following table presents the Company’s revenues disaggregated by sterile and non-sterile regulatory environments for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sterile	$2,296,278	$2,104,213	$6,178,524	$6,323,125
Non-Sterile	1,536,657	1,284,008	4,754,212	3,908,301
Total	$3,832,935	$3,388,221	$10,932,736	$10,231,426

The revenues of the Company’s pharmacy formulations rely, in large part, on sales generated from clinics/hospitals. Adverse economic conditions pose a risk that the Company’s customers may reduce or cancel spending, which would impact the Company’s revenue.

The following table presents the Company’s revenue disaggregated by end market for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Clinics/Hospitals	$3,494,871	$3,035,913	$9,612,784	$9,080,547
Direct to Patients	338,064	352,308	1,319,952	1,150,879
Total	$3,832,935	$3,388,221	$10,932,736	$10,231,426

Distribution and Commercialization Agreement

On July 1, 2018, the Company announced that it had entered into a Distribution and Commercialization Agreement (the “Agreement”) with Sandoz Inc., a division of Novartis AG, to commercialize the Company’s Symjepi™ product for the emergency treatment of allergic reactions (Type I) including anaphylaxis.  Under the terms of the Agreement, the Company appointed Sandoz as the exclusive distributor of Symjepi in the United States and related territories (“Territory”), in all fields including both the retail market and other markets, and granted Sandoz an exclusive license under the Company’s patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the product in the Territory, subject to the provisions of the Agreement, in partial consideration of an upfront fee by Sandoz and potential performance-based milestone payments. As part of the Agreement, Sandoz has commercial rights to the Company’s Symjepi Epinephrine Injection USP Injection (0.3mg/0.3mL) Injection pre-filled single dose syringe product, as well as the lower dose Symjepi (epinephrine) Injection 0.15mg product, which was approved by the FDA in September 2018 and is intended for use in the treatment of anaphylaxis for patients weighing 33-65 pounds and for which the Company submitted a supplemental new drug application to the FDA on November 27, 2017. The Company retains rights to the intellectual property subject to the Agreement and to commercialize both products outside of the Territory, but has granted Sandoz a right of first negotiation regarding such territories. In addition, the Company may continue to use the licensed intellectual property (excluding certain of the licensed trademarks) to develop and commercialize other products (with certain exceptions), including products that utilize the Company’s Symject™ syringe product platform.

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

Sandoz has agreed to use commercially reasonable efforts to commercialize the product, subject to various conditions and to the other provisions of the Agreement. The Agreement does not include minimum payments to the Company by Sandoz, minimum requirements for sales of product by Sandoz or, with certain exceptions, minimum purchase commitments by Sandoz. Under the Agreement, Sandoz has sole discretion in determining pricing, terms of sale, marketing, and selling decisions relating to the product. As of September 30, 2018, the Symjepi product has not been commercially launched.

Deferred Revenue

Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers. For the three months ended September 30, 2018 and 2017, $22,075 and $10,937 of the revenues recognized were reported as deferred revenue as of June 30, 2018 and 2017, respectively, and for the nine months ended September 30, 2018 and 2017, $14,758 and $54,478 of the revenues recognized were reported as deferred revenue as of December 31, 2017 and 2016, respectively. The increase in deferred revenue as of September 30, 2018 was primarily due to a payment received from Sandoz Inc., pursuant to the Agreement between the Company and Sandoz.

Cost to Obtain a Contract

The Company capitalizes costs related to contracts that would have not been incurred if the contract was not obtained. The deferred costs, reported in the prepaid expenses and other current assets and other non-current assets on the Company’s Consolidated Balance Sheets, will be amortized over the economic benefit period of the contract.

The Company capitalized the $2.0 million fee payable to Jefferies as an incremental cost of obtaining a contract to commercialize and distribute the Company's first FDA approved product Symjepi™ with Sandoz, Inc. Of the $2.0 million fee, $500,000 was paid and $1.5 million was accrued as of September 30, 2018. The costs were deferred and will be amortized over the economic benefit period of approximately 10 years from date of product launch. The deferred costs were classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of the deferred costs were $200,000 included in prepaid expenses and other current assets and $1.8 million included in other non-current assets, respectively, in the Company’s condensed consolidated balance sheets.

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

Note 4: Inventories

Inventories, net of reserves, at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Finished Goods	$1,236,633	$256,050
Raw Material	778,148	560,828
Devices	1,203,897	1,007,680
	$3,218,678	$1,824,558

Reserve for obsolescence as of September 30, 2018 and December 31, 2017 was approximately $194,000 and $795,000, respectively. During the nine months ended September 30, 2018 and 2017, approximately $3,421,000 and $263,000, respectively, of inventory was written off. The 2018 write off includes approximately $3,262,000 of Symjepi™ inventory.

Note 5: Fixed Assets

Fixed Assets at September 30, 2018 and December 31, 2017 are summarized in the table below:

Description	Useful Life (Years)	September 30, 2018	December 31, 2017
Building	30	$3,040,000	$3,040,000
Machinery and Equipment	3 - 7	2,214,306	1,525,643
Furniture and Fixtures	7	126,654	126,654
Automobile	5	9,395	9,395
Leasehold Improvements	7 - 15	284,037	284,037
Total Fixed Assets		5,674,392	4,985,729
Less: Accumulated Depreciation		(1,422,461)	(959,380)
Land		460,000	460,000
Construction In Progress - Equipment		4,491,347	2,073,315
Fixed Assets, net		$9,203,278	$6,559,664

Depreciation expense for the three months ended September 30, 2018 and 2017 was approximately $157,000 and $139,000, respectively; and for the nine months ended September 30, 2018 and 2017, depreciation expense was approximately $463,000 and $462,000, respectively.

Note 6: Intangible Assets and Goodwill

Intangible assets at September 30, 2018 and December 31, 2017 are summarized in the tables below:

September 30, 2018	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(4,611,632)	$5,097,068
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(978,641)	2,984,359
Non-compete Agreement - USC, 3 years	1,639,000	(1,349,140)	289,860
Customer Relationships - USC, 10 years	5,572,000	(1,375,975)	4,196,025
Website Design - USC, 3 years	16,163	(8,530)	7,633
Total Definite-lived Assets	21,093,063	(8,518,118)	12,574,945
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, September 30, 2018	$22,347,737	$(8,518,118)	$13,829,619

December 31, 2017	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(3,883,480)	$5,825,220
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(681,416)	3,281,584
Non-compete Agreement, 3 years	1,639,000	(939,389)	699,611
Customer Relationships, 10 years	5,572,000	(958,074)	4,613,926
Website Design, 3 years	16,163	(4,491)	11,672
Total Definite-lived Assets	21,093,063	(6,661,050)	14,432,013
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, December 31, 2017	$22,347,737	$(6,661,050)	$15,686,687

Amortization expense for the three months ended September 30, 2018 and 2017 was approximately $619,000 and $619,000, respectively; and for the nine months ended September 30, 2018 and 2017, amortization expense was approximately $1,857,000 and $1,856,000, respectively.

Estimated amortization expense of definite-lived intangible assets at September 30, 2018 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
Remainder of 2018	$619,023
2019	2,083,034
2020	1,925,267
2021	1,924,370
2022	1,924,370
Thereafter	4,098,881
Total	$12,574,945

Goodwill recorded at the acquisition of USC was approximately $7,641,000 including the deferred tax liability of approximately $5,416,000 through acquisition goodwill. The carrying value of the Company’s goodwill as of September 30, 2018 and December 31, 2017 was approximately $7,641,000.

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

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs (refer to Note 8). As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the merger in April 2009 between the Company (which was then named Cellegy Pharmaceuticals, Inc.) and the corporation then-named Adamis Pharmaceuticals Corporation.

Working Capital Line of Credit

On March 28, 2016, the Company entered into a loan and security agreement (sometimes referred to as the “Adamis Working Capital Line”) with Bear State Bank, N.A. (the “Lender” or the “Bank”), pursuant to which the Company may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement. Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly. As amended, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to the loan documents, were due and payable on June 1, 2018. The Company’s obligations under the loan agreement were secured by certain collateral, including without limitation its interest in amounts that it has loaned to USC, and a warrant that the Company issued to the Bank to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to par value per share.  The warrant was exercisable only if the Company is in default under the loan agreement or related loan documents, the Lender delivers a notice to the Company and the Company does not cure the default within the applicable cure period. If the warrant became exercisable, then Lender may exercise the warrant in whole or in part, from time to time, to acquire warrant shares in a number that the Lender believes will, upon sale of such shares, be sufficient to cure or pay off the Company’s obligations due to the Lender under the loan documents. Under the terms of the Warrant, the Lender agreed that following any exercise of the warrant, Lender will use its best efforts to sell as promptly as reasonably practicable following such exercise, the shares of common stock acquired by the Lender upon such exercise, and that all of the net proceeds from such sales of warrant shares will be applied in satisfaction of the Company’s obligations under the loan documents. On June 28, 2018, the Company and the Lender amended the warrant and the loan and security agreement to provide that effective as of June 1, 2018, if the Company has not paid in full all amounts that are required to be paid to the Lender under the loan documents on or before the maturity date of the loan, then the Lender may exercise the Warrant, in whole or in part, to acquire a number of warrant shares as described above. In July 2018, the Lender delivered a notice of exercise of the warrant and sold warrant shares in an amount sufficient to satisfy substantially all of the outstanding principal balance of the loan. Refer to Note 10. The Company paid the remaining principal and accrued unpaid interest, and there is no outstanding balance under the Adamis Working Capital Line. In addition, the Lender released the Company’s $1.0 million restricted Certificate of Deposit that had served as additional collateral for the Adamis Working Capital Line, and the amount is no longer restricted cash.

As of September 30, 2018 and December 31, 2017, the loan balance on the Adamis Working Capital Line of credit was $0 and $2,000,000, respectively. Interest expense related to the loan for the three months ended September 30, 2018 and 2017 was approximately $4,000 and $22,000, respectively; and for the nine months ended September 30, 2018 and 2017, interest expense was approximately $51,000 and $61,000, respectively.

Loans Assumed from Acquisition of USC:

Building Loan

In connection with the closing of the Merger and the transactions contemplated by the related merger agreement, 4 HIMS, LLC, an entity of which Eddie Glover, the chief executive officer of USC, and certain other former stockholders of USC are members, agreed to sell to the Company, the building and property owned by 4 HIMS on which USC’s offices are located, in consideration of the Company being added as an additional “borrower” and assuming the obligations under the loan agreement, promissory note and related loan documents that 4 HIMS and certain other parties previously entered into with the Lender (the “4 HIMS Loan Documents”).

On November 10, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, the Company agreed to pay the Bank monthly payments of principal and interest of $15,411, with a final monthly payment and any other amounts due under the 4 HIMS Loan Documents due and payable in August 2019.

As of September 30, 2018 and December 31, 2017, the outstanding principal balance owed on the applicable note was approximately $2,274,000 and $2,347,000, respectively. The loan currently bears an interest of 3.75% per year. Interest expense for the three months period September 30, 2018 and 2017 was approximately $22,000 and $23,000, respectively; and for the nine months ended September 30, 2018 and 2017, interest expense was approximately $66,000 and $68,000, respectively.

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

As of September 30, 2018 and December 31, 2017, the outstanding unpaid principal balance was $0. Interest expense for the three months ended September 30, 2018 and 2017 was approximately $0 and $0, respectively; and for the nine months ended September 30, 2018 and 2017, interest expense was approximately $0 and $29,000, respectively.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans was $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of September 30, 2018 and December 31, 2017, the outstanding unpaid principal balance was approximately $432,000 and $720,000, respectively. Interest expense for the three months ended September 30, 2018 and 2017 was approximately $5,000 and $8,000, respectively; and for the nine months ended September 30, 2018 and 2017, interest expense was approximately $16,000 and $27,000, respectively.

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

The notes evidencing the foregoing loans from the Lender are subject to customary subjective acceleration clauses, effective upon a material impairment in collateral, a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the note. As of September 30, 2018, the Company believes that it is in compliance in all material respects with all the loan covenants.

At September 30, 2018, the outstanding principal maturities of the amended long-term debts were as follows:

Years ending December 31,	Building Loan	Equipment Loan	Total
Remainder of 2018	$24,754	$98,036	$122,790
2019	2,249,514	333,755	2,583,269
Total	$2,274,268	$431,791	$2,706,059

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

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, notes payable, accrued liabilities and other payables approximate their fair values due to their short-term nature.

Note 9: Legal Matters

As of the end of the quarter to which this Report on Form 10-Q relates, we are not a party to any legal proceedings that we believe, individually or in the aggregate, are expected to have a material adverse effect on our business, financial condition or results of operations.  Any such litigation could divert management time and attention from Adamis, could involve significant amounts of legal fees and other fees and expenses.

Note 10: Common Stock

On June 28, 2018, the Company and the Lender amended the Adamis Working Capital Line loan and security agreement and warrant disclosed in Note 7 above.  In July 2018, the Lender delivered a notice of exercise of the warrant to acquire 699,978 shares of common stock and sold shares with proceeds in an amount sufficient to satisfy substantially all of the outstanding principal balance of the loan, and the remaining 215,417 shares were returned to the Company as treasury stock. Refer to Note 7.

On August 6, 2018, the Company completed the closing of an underwritten public offering of 13,416,667 shares of common stock at a public offering price of $3.00 per share, which included 1,750,000 shares pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $37.6 million, after deducting approximately $2,630,000 in underwriting discounts and commissions and estimated offering expenses payable by the Company.  Raymond James & Associates, Inc. acted as the sole book-running manager for the offering, B. Riley FBR acted as lead manager for the offering, and H.C. Wainwright & Co. and Maxim Group LLC acted as co-managers for the offering.  The securities were issued by the Company pursuant to a “shelf” registration statement on Form S-3 that the Company previously filed with the Securities and Exchange Commission, and a prospectus supplement and an accompanying prospectus relating to the offering.

Note 11: Stock Option Plans, Shares Reserved and Warrants

The following table summarizes the stock option activity for the nine months ended September 30, 2018:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Balance as of December 31, 2017	6,726,594	$5.05	8.17 years
Options Granted	2,905,789	$3.01	9.43 years
Options Exercised	(4,166)	$3.35	—
Options Canceled/Expired	(289,180)	$5.78	—
Balance as of September 30, 2018	9,339,037	$4.39	8.15 years
Vested and Exercisable at September 30, 2018	5,511,795	$5.01	7.01 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 9,339,037 and 6,726,594 stock options outstanding at September 30, 2018 and December 31, 2017 was approximately $2,199,000 and approximately $2,980,000, respectively. The aggregate intrinsic value of 5,511,795 and 3,835,992 stock options exercisable at September 30, 2018 and December 31, 2017 was approximately $645,000 and $1,009,000, respectively.

The following table summarizes warrants outstanding at September 30, 2018:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2018
Underwriter Warrants	28,108	$7.44	December 12, 2013	December 12, 2018
Underwriter Warrants	4,217	$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A-1 Warrants	1,183,432	$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414	$2.90	July 11, 2016	July 11, 2021
2016 Private Placement	700,000	$2.98	August 3, 2016	August 3, 2021
Total Warrants	2,166,995

The following table summarizes the RSUs outstanding at September 30, 2018:

	RSUs		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	350,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	342,212	(2)	$2.83	February 21, 2018
Total RSUs	1,642,212

(1) The RSUs will fully vest on the seventh anniversary of the date of grant if the recipient has provided continuous service or upon change of control or upon death or disability.

(2) The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

Expense related to RSUs for the three months ended September 30, 2018 and 2017 was approximately $308,000 and $225,000, respectively; and for the nine months ended September 30, 2018 and 2017, expense related to RSUs was approximately $871,000 and $594,000, respectively.

At September 30, 2018, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, vesting of RSUs and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	2,166,995
RSU	1,642,212
2009 Equity Incentive Plan	9,409,867
Total Shares Reserved	13,219,074

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

Recent Developments

Epinephrine Injection USP 1:1000 0.3mg Pre-filled Single Dose Syringe

On June 15, 2017, the FDA approved our Symjepi™ (epinephrine) Injection 0.3mg product for the emergency treatment of allergic reactions (Type I) including anaphylaxis. Symjepi™ (epinephrine) Injection 0.3mg is intended to deliver a dose of epinephrine, which is used for emergency, immediate administration in acute anaphylactic reactions to insect stings or bites, allergic reaction to certain foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis.

On September 27, 2018, FDA approved our lower dose version (0.15mg) of Symjepi™ (epinephrine) Injection, for the emergency treatment of allergic reactions (Type I) including anaphylaxis. The Symjepi™ (epinephrine) Injection 0.3mg product, which was approved by the FDA in June 2017, is designed for patients weighing 66 pounds or greater. The lower dose Symjepi™ (epinephrine) Injection 0.15mg product candidate is intended for patients weighing 33 to 66 pounds.

Distribution and Commercialization Agreement

On July 1, 2018, we announced that we had entered into a Distribution and Commercialization Agreement (the “Agreement”) with Sandoz Inc., a division of Novartis AG, to commercialize our Symjepi™ product for the emergency treatment of allergic reactions (Type I) including anaphylaxis.  Under the terms of the Agreement, we appointed Sandoz as the exclusive distributor of Symjepi in the United States and related territories (“Territory”), in all fields including both the retail market and other markets, and granted Sandoz an exclusive license under our patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the product in the Territory, subject to the provisions of the Agreement, in partial consideration of an upfront fee by Sandoz and potential performance-based milestone payments. As part of the Agreement, Sandoz has commercial rights to our Symjepi Epinephrine Injection USP Injection (0.3mg/0.3mL) Injection pre-filled single dose syringe product, as well as the lower dose Symjepi (epinephrine) Injection 0.15mg product, which was approved by the FDA in September 2018 and is intended for use in the treatment of anaphylaxis for patients weighing 33-65 pounds and for which we submitted a supplemental new drug application to the FDA on November 27, 2017. We retain rights to the intellectual property subject to the Agreement and to commercialize both products outside of the Territory, but have granted Sandoz a right of first negotiation regarding such territories. In addition, we may continue to use the licensed intellectual property (excluding certain of the licensed trademarks) to develop and commercialize other products (with certain exceptions), including products that utilize our Symject syringe product platform.

The Agreement provides that Sandoz will pay to us 50% of the Net Profit from Net Sales, as each such term is defined in the Agreement, of the product in the Territory to third parties, determined on a quarterly basis. We will be the supplier of the product to Sandoz, and Sandoz will order and pay us a supply price for quantities of products ordered.  We will be responsible for all manufacturing, component and supply costs related to manufacturing and supplying the product to Sandoz. We are responsible for component sourcing and regulatory compliance in the supply chain and for testing of lots of product.

Sandoz has agreed to use commercially reasonable efforts to commercialize the product, subject to various conditions and to the other provisions of the Agreement. The Agreement does not include minimum payments to us by Sandoz, minimum requirements for sales of product by Sandoz or, with certain exceptions, minimum purchase commitments by Sandoz. Under the Agreement, Sandoz has sole discretion in determining pricing, terms of sale, marketing, and selling decisions relating to the product. Jefferies LLC acted as sole financial advisor to us in connection with the transaction. We agreed to pay Jefferies a fee of $2.0 million, $500,000 of which was paid in September 2018 with the balance payable in November 2018.

Naloxone Injection (APC-6000)

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

           According to statistics published by the Centers for Disease Control and Prevention (CDC), in 2017 drug overdoses resulted in approximately 72,000 deaths in the United States – greater than 195 deaths per day.  Drug overdoses are now the leading cause of death for Americans under 50, and the proliferation of more powerful synthetic opioids, such as fentanyl and its analogues, could result in future increases in the number of deaths resulting from opioid overdoses. Repeat dosing of the commonly utilized dose of naloxone has been noted in some studies as suggesting the need for a higher dosage product.

           We are considering the appropriate development, trial and regulatory pathway for our naloxone injection product candidate.   As we have previously disclosed, in December 2017 we submitted an IND to the FDA to begin testing of the drug compound naloxone in human patients, and we began testing in human patients in April 2018. A pharmacokinetic study has been completed and we are analyzing the results of the study.  Assuming no unexpected regulatory issues or delays, we are working towards a goal of filing an NDA relating to our APC-6000 product by the end of 2018.  However, the timing of any NDA filing could be affected by several factors, including without limitation unexpected regulatory issues or delays, and the time required to analyze the results of the study and the results of the study.  As a result, there can be no assurances concerning the timing of completion of analysis of the study results or the filing of an NDA relating to APC-6000. The development of an intramuscular injection of naloxone for the treatment of opioid overdose will require commercial scale manufacturing subject to review and approval by FDA.

19

Tadalafil (APC-8000)

We are currently in IND development work for our APC-8000 product candidate, which is a fast-disintegrating sublingual tablet containing tadalafil.  Tadalafil (Cialis®) is a drug used for treating erectile dysfunction, or ED, pulmonary hypertension and benign prostatic hyperplasia, or BPH.  Tadalafil is in a class of drugs called phosphodiesterase-5, or PDE5, inhibitors which includes, among others, sildenafil (Viagra®) and vardenafil (Levitra®).  All three of these oral tablets are FDA approved and clinically indicated for the treatment of ED.  Tadalafil and sildenafil are also indicated for pulmonary hypertension, but among PDE5 drugs, only tadalafil is approved for the treatment of BPH.  We estimate that annual sales of Cialis in the United States in 2017 were approximately $1.4 billion, based on publicly available information.

Our initial goal in development and clinical testing of APC-8000 will be to demonstrate comparability to Cialis® and additional benefits of a rapidly acting sublingual formulation.  In the fourth quarter of 2018 we conducted a test of a sublingual tadalafil tablet product candidate in human patients and are analyzing the results of the test. If the analysis of the results of the testing is positive, we intend to file an NDA with the FDA before the end of 2018.  However, the timing of completion of any studies relating to APC-8000 could be affected by a number of factors, including, without limitation, completion of product development, unexpected regulatory issues or delays, the results of the studies, the time required to complete and analyze the results of the studies, and FDA guidance concerning the regulatory pathway for the product.  As a result, there are no assurances concerning the results of trials or the filing of an NDA relating to APC-8000 within the time periods that we currently anticipate, or at all.  The development of APC-8000 will require commercial scale manufacturing subject to review and approval by FDA.

As described above and in our previous filings with the SEC, we are engaged in product development activities regarding a number of product candidates in our pipeline.  For the fourth quarter of 2018, we expect an increase in our research and development spending and expenses due to advancement of our product pipeline development activities, which may include FDA filing fees for NDAs for our naloxone (APC-6000) and sublingual tadalafil (APC-8000) product candidates if those NDAs are filed before the end of 2018, fees and costs associated with initiating a Phase 3 trial for our beclomethasone HFA (APC-1000) product candidate, and other spending and expenses relating to clinical trials relating to our pipeline product candidates, related regulatory expenses and other development expenses.

Going Concern and Management's Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2017 and 2016 indicating that we have sustained substantial losses from continuing operations and are dependent on additional financing to fund operations, and that these conditions raise substantial doubt about our ability to continue as a going concern. As of September 30, 2018, we had a cash balance of approximately $32.0 million, an accumulated deficit of approximately $140.2 million, and liabilities of approximately $12.4 million. As noted below under the heading “Liquidity and Capital Resources” appearing elsewhere herein, in August 2018, we completed an underwritten public offering of shares of common stock resulting in estimated net proceeds, after underwriting discounts and estimated offering expenses, of approximately $37.6 million. We could require additional funding in the future to continue operations, satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. Any such additional funding that might be required may not be available, may not be available on reasonable terms, and could result in significant additional dilution to our stockholders. If we do not obtain any required additional funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the nine months ended September 30, 2018, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. If we are not able to obtain additional funding if required in the future in the future from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources we could exhaust our resources and be unable to continue operations.

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

Results of Operations

Nine Months Ended September 30, 2018 and 2017

Revenues.   Revenues were approximately $10,933,000 and $10,231,000 for the nine months ended September 30, 2018 and 2017, respectively.  The increase in revenues for the nine months ended September 30, 2018 compared to the comparable period of 2017 reflected an increase in sales of USC’s compounded and non-compounded pharmaceutical formulations resulting in part from price increases; increase in production capacity in order to meet product demand; and marketing personnel efforts.

Cost of Goods Sold. Cost of goods sold was approximately $6,758,000 and $5,638,000 for the nine months ended September 30, 2018 and 2017, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The cost of goods sold increased at a greater proportional rate than the increase in revenue for the nine months ended September 30, 2018 compared to the comparable period of 2017, primarily due to an increase in compensation of approximately $896,000 as a result of new hires, increases in salaries and bonus accruals, expenses associated with stock options grants and other employee benefits. Approximately $224,000 of the increase for the nine-month period of 2018 compared to the same period of 2017 was due to an increase in contract labor, direct materials and other production related costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the nine months ended September 30, 2018 and 2017 were approximately $19,371,000 and $16,975,000, respectively. Compensation expense for SG&A employees increased by approximately $1,462,000 for the nine months ended September 30, 2018, compared to the comparable period of 2017, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with stock option grants and other employee benefits.  Approximately $228,000 of the increase in the nine-month period of 2018 compared to the same period of 2017 was due to the fees under the Prescription Drug User Fee Act, or PDUFA.   Approximately $219,000 of the increase in the nine-month period of 2018 period compared to the same period of 2017 was due to increases in patent fees.  Approximately $487,000 of the increase in the nine-month period of 2018 compared to the same period of 2017 was due to increases in accounting, audit and other professional fees, depreciation, selling expenses, IT consulting expenses, taxes, travel expenses and other related expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $10,993,000 and $3,944,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase in research and development expenses for the nine months ended September 30, 2018, compared to the comparable period of the prior year was due in part to an increase of approximately $4,024,000 in development costs of our product candidates. This amount was partially offset by a decrease of approximately $534,000 in development costs primarily attributable to Symjepi™ (epinephrine) and the APC-1000 product candidate. Compensation expense for Research and Development employees increased by approximately $1,037,000 for the nine months ended September 30, 2018, compared to the comparable period of 2017, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with stock options grants and other employee benefits. Research and development costs for the nine months ended September 30, 2018, also included a reserve of approximately $2,522,000 relating to Symjepi™ inventory that is expected to expire before its sale. We expect that research and development spending and expenses in the fourth quarter of 2018 will increase as a result of various clinical trials relating to our pipeline product candidates, related regulatory expenses and other development expenses.

Impairment Expense.  Impairment expenses for the nine months ended September 30, 2018 and 2017 were approximately $0 and $96,000. The impairment expense was attributable to assets damaged during a flood at an off-site facility at USC.

Other Income (Expense). Other Income (Expense) consists of interest expense and interest income.  Other expense for the nine months ended September 30, 2018 and 2017 was approximately $6,000 and $1,091,000, respectively.  The decrease in other expenses in the nine months ended September 30, 2018, compared to the comparable period of 2017 was primarily due to approximately $960,000 in expenses incurred for the nine month period ended September 30, 2017, relating to inducement to exercise warrants, and $125,000 in debt related expenses after offsetting the recorded interest income from deposits. The reduction in debt related expenses as of September 30, 2018 was primarily due to the payoff of our working capital lines of approximately $1.4 million and $2.0 million made in May 2017 and July 2018, respectively.

Three Months Ended September 30, 2018 and 2017

Revenues. Revenues were approximately $3,833,000 and $3,388,000 for the three months ended September 30, 2018 and 2017, respectively.  The increase in revenues for the three months ended September 30, 2018 compared to the comparable period of 2017 reflected an increase in sales of USC’s compounded and non-compounded pharmaceutical formulations resulting in part from price increases; increase in production capacity in order to meet product demand; and marketing personnel efforts.

Cost of Goods Sold. Cost of goods sold was approximately $2,300,000 and $2,092,000 for the three months ended September 30, 2018 and 2017, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The cost of goods sold increased in dollar amount but at a lower proportional rate than the increase in revenue from the three months ended September 30, 2018 compared to the comparable period of 2017, primarily due to efficiencies in production.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the three months ended September 30, 2018 and 2017 were approximately $6,535,000 and $5,748,000, respectively. Compensation expense for SG&A employees increased by approximately $409,000 for the three months ended September 30, 2018, compared to the comparable period of 2017, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with stock options grants and other employee benefits. SG&A expenses for the third quarter of 2018 compared to the comparable period of 2017 also increased by approximately $76,000 in patent expenses. Approximately $96,000 of the increase in the three-month period of 2018 compared to the same period of 2017 was due to the fees under the PDUFA. Approximately $206,000 of the increase in SG&A expenses for the third quarter of 2018 period compared to the same period of 2017 was due to increases in accounting, audit and other professional fees, depreciation, selling expenses, IT consulting expenses, taxes, travel expenses and other related expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $3,908,000 and $1,248,000 for the three months ended September 30, 2018 and 2017, respectively. The increase in research and development expenses for the three months ended September 30, 2018, compared to the comparable period of the prior year was due in part to an increase of approximately $2,455,000 in development costs of our product candidates. This amount was partially offset by a decrease of approximately $134,000 in development costs primarily attributable to the APC-1000 and APC 5000 product candidates. Compensation expense for Research and Development employees increased by approximately $339,000 for the three months ended September 30, 2018, compared to the comparable period of 2017, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with stock options grants and other employee benefits. We expect that research and development spending and expenses in the fourth quarter of 2018 will increase as a result of various clinical trials relating to our pipeline product candidates, related regulatory expenses and other development expenses.

Impairment Expense.  Impairment expenses for the three months ended September 30, 2018 and 2017 were approximately $0 and $96,000. The impairment expense is attributable to assets damaged during a flood at an off-site facility at USC.

Other Income (Expense). Other Income (Expense) consists of interest expense and interest income.  Other income (expense) for the three months ended September 30, 2018 and 2017 was approximately $35,000 and $(973,000), respectively.  The decrease in other expenses in the three months ended September 30, 2018, compared to the comparable period of 2017 was primarily due to approximately $960,000 in expenses incurred for the three month period ended September 30, 2017, relating to inducement to exercise warrants, and $48,000 in debt related expenses after offsetting interest income from deposits. The reduction in debt related expenses as of September 30, 2018 was primarily due to the payoff of our working capital lines of approximately $1.4 million and $2.0 million made in May 2017 and July 2018, respectively.

Liquidity and Capital Resources

We have incurred net losses of approximately $26.2 million and $17.5 million for the nine months ended September 30, 2018 and 2017, respectively. Since inception, and through September 30, 2018, we have an accumulated deficit of approximately $140.2 million. Since inception and through September 30, 2018, we have financed operations principally through debt financing, through private and public issuances of common stock and preferred stock. On August 6, 2018, we completed the closing of an underwritten public offering of 13,416,667 shares of common stock at a public offering price of $3.00 per share, which included 1,750,000 shares pursuant to the full exercise of the over-allotment option granted to the underwriters, resulting in estimated net proceeds of approximately $37.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  However, in the future we may require additional funding to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. We expect to attempt to secure any additional required funding primarily through equity or debt financings, sales or out-licensing of intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from sales of compounded pharmacy formulations.

Total assets were approximately $70.2 million and $51.4 million as of September 30, 2018 and December 31, 2017, respectively. Current assets exceed current liabilities by approximately $25.8 million at September 30, 2018.

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017, was approximately $20.4 million and $9.9 million, respectively. Net cash used in operating activities increased primarily due to the decrease in gross profit and the increase in operating expenses.

Net cash used in investing activities was approximately $3,171,000 and $1,483,000 for nine months ended September 30, 2018 and 2017, respectively. The net cash used in investing activities increased primarily due to the acquisition of new equipment.

Net cash provided by financing activities was approximately $37.2 million and $30.6 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash flows provided by financing activities increased for the period ended September 30, 2018 due to the issuance of common stock generating net proceeds of approximately $37.6 million, partially offset by the payment of loans of approximately $0.4 million; in 2017, capital raised from issuance of common stock and warrant exercises totaled approximately $32.8 million and payment of bank loans amounted to approximately $2.2 million.

As noted above under the heading “Going Concern and Management Plan,” through September 30, 2018, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding if required in the future, our cash resources would be depleted and we would be required to materially reduce or suspend operations. Even if we are successful in obtaining any required additional funding, substantial time may pass before we obtain regulatory marketing approval for any additional products and begin to realize revenues from sales of specialty pharmaceutical products, and during this period Adamis could require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding if required. The Company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 have not significantly changed. Refer to Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q for the additional policy adopted during the three months ended September 30, 2018.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At September 30, 2018, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls Over Financial Reporting

There has been no change during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding certain material pending legal proceedings to which the Company is a party can be found in the description of legal proceedings contained in the Company’s most recent Annual on Report on Form 10-K for the year ended December 31, 2017, and is incorporated herein by reference. As of the end of the quarter to which this Report on Form 10-Q relates, we are not a party to any legal proceedings that we believe, individually or in the aggregate, are expected to have a material adverse effect on our business, financial condition or results of operations. We are and may become involved in or subject to routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, including without limitation claims relating to matters such as commercial, employment, alleged infringement of third party intellectual property rights, or other claims. Any such matters could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could negatively affect our financial condition, cash flows or results of operations.

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

We incurred net losses of approximately $25.5 million and $26.2 million for the year ended December 31, 2017 and the nine months ended September 30, 2018, respectively, and a net loss of approximately $19.4 million for the year ended December 31, 2016.  From inception through September 30, 2018, we have an accumulated deficit of approximately $140.2 million.  We expect that these losses will increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products.  These losses will cause, among other things, our stockholders’ equity and working capital to decrease.  Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

In addition, in 2017, a lawsuit was filed by a pharmaceutical company, Endo International plc, alleging that FDA has improperly enforced DQSA related to its interim draft guidance on compounding from bulk drug ingredients.  In January 2018, FDA and Endo agreed to stay this lawsuit pending FDA releasing new guidance on this topic, a draft of which was published at the end of March 2018.  Although as of the date of this Report we believe that this guidance, if finalized in its current form, would not have a material adverse effect on our business, financial condition and results of operations, it could limit the number and type of products USC is permitted to compound and could adversely impact our business and revenues from sales of sterile compounded drug formulations. In September 2018, the FDA and Endo agreed to an additional stay of the lawsuit until December 31, 2018, pending the FDA’s continued evaluation of its preliminary assessment that outsourcing facilities should not be able to compound drugs products that contain any of three specific bulk drug ingredients.

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

USC’s reliance on suppliers also exposes USC and us to risks that are not within our control, including the following:

•

USC relies on suppliers to provide it with drugs, diluents and containers of an acceptable quality in a timely fashion. Any quality issues, recalls, or supply delay or interruption could harm USC’s ability to sell products and may subject USC or us to product liability claims.

•

USC’s suppliers’ facilities must satisfy production and quality standards set by the FDA and other regulatory authorities that periodically inspect facilities to determine compliance. If our suppliers fail to satisfy these requirements, their facilities could be shut down permanently or for an extended period of time.

•

USC’s suppliers may not be able to produce the volume that USC requires or may experience disruptions or delays due to market conditions, natural disasters, labor-related disruptions, failure in supply or other logistical channels or other reasons.

•	A supplier could decide to terminate its contract or supply arrangement with USC due to a disagreement with USC or us.

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

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the merger agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the Company or USC in connection with the merger, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the Loan Documents.  The lender in all of the USC Loan Documents was First Federal Bank and/or its successor Bear State Bank, referred to as Lender or the Bank.  In November 2016, we entered into amendments of these loan agreements with the Bank, or the amended Loan Documents.  We are required to make current periodic interest and principal payments under the Amended Loan Documents, in an amount of approximately $49,000 per month; the amount of required interest payments is subject to change depending on future changes in interest rates.  The Amended Loan Documents with the Bank include a variety of representations, warranties and covenants that we are required to comply with.  If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law.  At September 30, 2018, our aggregate indebtedness under the Amended Loan Documents was approximately $2,706,000.

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

In January 2018, the FDA published a statement outlining its compounding priorities for 2018 (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. Included in the 2018 Compounding Plan were references to forthcoming regulations on compounding from bulk drug substances, determination of clinical need, and a revised memorandum of understanding between the FDA and State Boards of Pharmacy setting forth limits on interstate compounding under Section 503A of the FDCA. In keeping with this 2018 Compounding Plan, in March 2018 the FDA issued a draft guidance proposing a framework for determining the clinical need sufficient to permit an outsourcing facility to compound from bulk drug substances (“Draft Bulks Guidance”), and in September 2018 the FDA issued a revised draft MOU (“Revised Draft MOU”).   As with  other FDA regulations and guidance, when finalized, this guidance and MOU potentially could limit the number and type of products USC is permitted to compound as well as interstate shipping of compounded medications thereby adversely affecting sales of our compounded medications.  The definition of clinical need set forth in the Draft Bulks Guidance could limit the bulk substances used by our outsourcing facilities to compound, which could adversely impact our business and revenues from sales of sterile compounded drug formulations.  The Draft Bulks Guidance received numerous comments, and as of the date of this Report we believe the FDA is working on responding to the comments from the industry before it finalizes the guidance.  Similarly, if finalized, the Revised Draft MOU could also limit our pharmacy’s interstate sales.  Although the Revised Draft MOU removed any requirement that states take action against a pharmacy dispensing more than 30% of its compounded preparations interstate, it still requires that the state report to the FDA any pharmacy shipping more than 50% of its compounded products out of state. The Revised Draft MOU also changed the method of calculation: the percentage is now calculated using compounded products only.  Under the Revised Draft MOU, for pharmacies that are dispensing more than 50% interstate, the FDA will analyze if the risk posed by the pharmacy’s interstate dispensing practices may weigh in favor of additional federal oversight using a variety of risk factors.  Moreover, if the state in which the pharmacy is located determines it will not enter into an MOU with FDA, the 5% rule will apply.  In the Federal Register notice accompanying the Revised Draft MOU, the FDA continued to advise that it will not enforce the 5% limitation until some time period (it is proposing 180 days) after FDA has finalized the MOU.  Nevertheless, the finalization of any MOU and the accompanying process could limit USC’s ability to ship its compounded drug products interstate.  The Revised Draft MOU is currently out for comment, with the comment period ending in December 2018.

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

The market price of our common stock may fluctuate substantially.  For example, from January 1, 2015 through September 30, 2018, the market price of our common stock has fluctuated between $2.50 and $10.12.  The price of our common stock that will prevail in the market after this offering may be higher or lower than the price that you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile.  Some of the factors that may cause the market price of our common stock to fluctuate include:

•	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
•	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
•	our ability to successfully expand sales of our compounded pharmacy formulations;
•	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
•	the results and timing of regulatory reviews relating to the approval of our product candidates;
•	the timing of, or delay in the timing of, commercial introduction of any of our product;
•	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	the results of clinical trials conducted by others on products that would compete with our product candidates;
•	issues in manufacturing our product candidates or any approved products;
•	the loss of key employees;
•	the introduction of technological innovations or new commercial products by our competitors;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	future sales of our common stock;
•	period-to-period fluctuations in our financial results;
•	publicity or announcements regarding regulatory developments relating to our products;
•	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
•	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
•	our filing for protection under federal bankruptcy laws;
•	a negative outcome in any litigation or potential legal proceeding; or
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

As of September 30, 2018, we had 47,291,358 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of September 30, 2018, 9,339,037 shares of common stock were issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.39 per share, we had outstanding restricted stock units covering 1,642,212 shares of common stock, and we had outstanding warrants to purchase 2,166,995 shares of common stock at a weighted-average exercise price of $3.80 per share.  Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus-delivery requirements pursuant to registration statements registering the resale of such shares.  In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

Exercise of our outstanding warrants may result in dilution to our stockholders.

As of September 30, 2018, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 91,149 shares of common stock, at a weighted average exercise price of $8.12 per share.  As of September 30, 2018, 2,075,846 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following private placement transactions:  warrants to purchase 1,183,432 shares at an exercise price of $4.10 per share in our January 2016 Series A-1 Convertible Preferred Stock transaction; warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; and warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants.

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

ITEM  2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	Distribution and Commercialization Agreement between the Company and Sandoz, Inc. (+)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document

(+)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: November 9, 2018	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 9, 2018	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer