Form 10-K/A
period 2018-12-31
Adamis Pharmaceuticals Corp
filed 2019-04-30
CIK 887247

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2018 was $102,637,530.

At March 31, 2019, the Company had 47,442,414 shares outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K/A, or this Amendment (also sometimes referred to herein as this report), is to amend Part III, Items 10-14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or the 2018 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 15, 2019, to include information previously omitted from the 2018 Annual Report on Form 10-K in reliance on General Instruction G to Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2018 Annual Report on Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2019 Annual Meeting of Stockholders.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2018 Annual Report on Form 10-K.  This Amendment does not reflect events occurring after the filing of the 2018 Annual Report on Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this report is limited in scope to the items identified above and should be read in conjunction with the 2018 Annual Report on Form 10-K.

The registrant met the “accelerated filer” requirements as of the end of its 2018 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to applicable regulations and guidance of the Securities and Exchange Commission (“SEC”), the registrant is also a smaller reporting company and thus is eligible to check the “smaller reporting company” box on the cover of this report.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Board of Directors

Pursuant to our Bylaws, generally the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members. The ages, principal occupations, current directorships and any directorship held during the past five years, and certain other information with respect to the directors of the Company, including a brief discussion of the specific experience, qualifications, attributes and skills of our individual Board members that have led our Nominating and Governance Committee and the Board to conclude that these individuals should serve on our Board, are presented below as of March 31, 2019.

		DIRECTOR
NAME	AGE	SINCE	PRINCIPAL OCCUPATION/POSITION WITH ADAMIS
Dennis J. Carlo, Ph.D.	75	2009	President, Chief Executive Officer and Director
William C. Denby, III	63	2014	Consultant, Director
David J. Marguglio	48	2009	Senior Vice President, Chief Business Officer and Director
Robert B. Rothermel	75	2014	Consultant, Director
Richard C. Williams	75	2014	Consultant, Director, Chairman of the Board

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

William C. Denby, III. Mr. Denby became a director of the Company in August 2014. From 2002-2014, Mr. Denby was Senior Vice President, Commercial Operations at Santarus, Inc. which was acquired by Salix Pharmaceuticals. Inc. in January of 2014. At Santarus, he directed all commercial functions including Sales, Marketing, Market Research, Customer Service, Managed Care, New Product Planning and other various functions. Prior to Santarus, he was Senior Vice President, Commercial Operations and Senior Vice President, Sales and Marketing at Agouron Pharmaceuticals, Inc., which was acquired by Warner Lambert in May 1999.  Earlier in his career, he spent approximately 20 years in various leadership management roles at Marion Merrell Dow, Inc. Mr. Denby has a Bachelor of Arts degree in English and Business from State University of New York at Fredonia and a Masters of Business Administration from Rockhurst College.

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

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors and director nominees, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. We believe that our Board is composed of a group of leaders in their respective fields. Many of the current directors have executive experience at public companies, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing boards and other companies. Further, our directors also have other experience that makes them valuable members and provides insight into issues relevant to the Company, such as prior experience with financing transactions, acquisitions and licensing and commercial transactions.

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

William C. Denby, III brings his extensive leadership, business and scientific knowledge of the life science and pharmaceutical industries, including his service as an executive officer of private and public biotechnology companies.

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

The Audit Committee meets with management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting. The Audit Committee discusses these matters with our independent registered public accounting firm and with appropriate financial personnel from the Company. Meetings are held with participation from the independent registered public accounting firm. The independent registered public accounting firm is given unrestricted access to the Audit Committee.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our definitive proxy statement for our 2018 annual meeting of stockholders that was filed with the SEC on June 7, 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, named executive officers and beneficial owners of more than 10% of our common stock (“common stock”) are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the SEC and the principal exchange upon which such securities are traded or quoted and to furnish us with copies of the reports. Based solely on a review of the copies of such forms furnished to us, we believe that from January 1, 2018 to December 31, 2018, all such persons satisfied such applicable SEC filing requirements.

Information Regarding Executive Officers

The names, ages, principal occupations during the past five years, and certain other information with respect to our executive officers are shown below as of March 31, 2019. To the extent that any named executive officer is also serving as a member of the Board, then such named executive officer’s biography is set forth under “Information Regarding Board of Directors” above.

Our executive officers are appointed by the Board.

Name	Age	Principal Occupation
Dennis J. Carlo, Ph.D.	75	Chief Executive Officer of the Company and Director
David J. Marguglio	48	Senior Vice President, Chief Business Officer and Director
Robert O. Hopkins	58	Senior Vice President, Finance and Chief Financial Officer
Karen K. Daniels	66	Vice President of Operations
Ronald B. Moss, M.D.	59	Chief Medical Officer

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

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Adamis during years ended December 31, 2018  and  2017 to (i) each person who served as Adamis’ chief executive officer during fiscal 2018, (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2018 and whose total compensation for such year exceeded $100,000, and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of 2018, of which there were none (sometimes referred to collectively as the “named executive officers”).

								Non-Equity
				Stock		Option		Incentive Plan		All Other
		Salary	Bonus	Awards		Awards		Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)		($)		($)		($)
Dennis J. Carlo, Ph.D.	2018	$635,250	—	236,212	(6)	261,741	(1)	343,035	(2)	$28,496	(3)	$1,504,734
President and Chief Executive Officer	2017	$605,000	—	875,000	(5)	834,750	(1)	220,825	(4)	$27,189	(3)	$2,562,764
Robert O. Hopkins	2018	$386,000	—	188,968	(6)	209,393	(1)	156,330	(2)	$28,496	(3)	$969,187
Senior Vice President, Chief Financial Officer	2017	$318,000	—	700,000	(5)	192,500	(1)	69,642	(4)	$27,172	(3)	$1,307,314
David J. Marguglio	2018	$386,000	—	188,968	(6)	209,393	(1)	156,330	(2)	$26,097	(3)	$966,788
Senior Vice President, Chief Business Officer	2017	$328,000	—	700,000	(5)	308,000	(1)	95,776	(4)	$24,862	(3)	$1,456,638

(1)	Reflects the grant date fair value for financial statement reporting purposes with respect to stock options granted during the years ended December 31, 2018 and 2017, respectively, calculated in accordance with applicable rules and regulations and authoritative guidance. For information concerning assumptions used to estimate fair value, please see Note 19 to the accompanying notes to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”). The actual amount ultimately realized from the equity awards will likely vary based on a number of factors, including, but not limited to Adamis’ actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting. Each option is intended to be an incentive stock option. Each option has a term of ten years from the grant date, subject to earlier termination of the term as provided in the 2009 Equity Incentive Plan (the "Plan"). For options with respect to 2018, reflects stock options granted on February 21, 2018 to the named executive officers to purchase shares of Common Stock as follows: Dr. Carlo, 166,934 shares; Mr. Hopkins, 133,547 shares; and Mr. Marguglio, 133,547 shares. Each 2018 option had an exercise price equal to $2.83 per share. For options with respect to 2017, reflects stock options granted on February 7, 2017 to the named executive officers to purchase shares of Common Stock, as follows: Dr. Carlo, 477,000 shares; Mr. Hopkins, 110,000 shares; and Mr. Marguglio, 176,000 shares. The 2017 options had an exercise price equal to $3.15 per share. Each option vests and becomes exercisable ratably monthly over a period of three years from the grant date. The stock options are also subject to accelerated vesting in certain circumstances, including a change in control of the Company.

(2)	Reflects cash bonuses paid in February 2019 pursuant to the Company’s 2018 Bonus Plan, with respect to the 2018 year.
(3)	For 2018 and 2017, consists primarily of premiums paid by the Company on behalf of each of Messrs. Carlo, Marguglio and Hopkins for health, dental, and vision insurance.
(4)	Reflects cash bonuses paid in February 2018 pursuant to the Company’s 2017 Bonus Plan, with respect to the 2017 year.
(5)	Reflects restricted stock unit awards granted on March 1, 2017 and which will vest on the seventh anniversary of the date of grant or upon change of control or upon termination of service by reason of death or disability, with respect to the following numbers of shares of Common Stock: Dr. Carlo, 250,000 shares; Mr. Hopkins, 200,000 shares; and Mr. Marguglio, 200,000 shares. The fair market value of the shares at the time of issuance was $3.50 per share. For a discussion of assumptions used to estimate fair value, please see Note 19 to our financial statements in the 2018 Annual Report on Form 10-K.
(6)

Reflects restricted stock unit awards granted on February 21, 2018, and which will vest with respect to one-third of the shares subject to the award on each anniversary of the grant date over a three-year period, or upon a change of control or upon termination of service by reason of death or disability, with respect to the following numbers of shares of Common Stock: Dr. Carlo, 83,467 shares; Mr. Hopkins, 66,773 shares; and Mr. Marguglio, 66,773 shares. The fair market value of the shares at the time of issuance was $2.83 per share. For a discussion of assumptions used to estimate fair value, please see Note 19 to our financial statements in the 2018 Annual Report on Form 10-K.

Narrative Disclosure to Compensation Table

Employment Agreements

The Company has previously entered into employment agreements with its named executive officers and certain other executive officers, effective December 31, 2015, and in February 2017, the Company entered into an employment agreement with Ronald B. Moss, M.D. The agreements provide for the employment of the named executive officers to the following positions: Dennis J. Carlo, Ph.D., President and Chief Executive Officer; David J. Marguglio, Senior Vice President and Chief Business Officers; and Robert O. Hopkins, Vice President of Finance and Chief Financial Officer.

The agreements with our named executive officers provide for initial base compensation at the following annual rates: Dr. Carlo, $550,000; Mr. Marguglio, $300,000; and Mr. Hopkins, $260,000. Under the agreements, the officers are eligible to participate in benefit programs that are routinely made available to officers, including any executive stock ownership plans, profit sharing plans, incentive compensation or bonus plans, retirement plans, Company-provided life insurance, or similar executive benefit plans maintained or sponsored by the Company. The Board may also in its discretion make additional discretionary cash or equity payments, awards, changes in base salary, bonuses or other payments to its officers and employees. Except with respect to titles, salary amounts, and certain severance and benefit provisions following certain kinds of employment terminations or change of control events, or otherwise as described below, the agreements are similar in material respects. The agreements are terminable at any time by either party.

In February 2017, upon the recommendation of the Compensation Committee, and after a review of information from the firm of Pearl Meyer Partners, LLC (“Pearl Meyer" or "PM”), independent compensation consultants retained by the Compensation Committee to provide information to assist the committee regarding evaluation of overall cash and equity compensation programs and objectives for officers and directors, development of a peer group of companies and review of compensation including information relating to the peer group of companies, the non-employee members of the Board approved an increase in the annual base salaries of the named executive officers for 2017 to the following amounts: Dr. Carlo, $605,000; Mr. Marguglio, $328,000; and Mr. Hopkins, $318,000. In July 2018, the Compensation Committee approved an increase in the annual base salaries of the named executive officers for 2018 to the following amounts: Dr. Carlo, $635,250; and Mr. Marguglio and Hopkins, $386,000.

In January 2019, upon the recommendation of the Compensation Committee, and after a review of information from Pearl Meyer, the non-employee members of the Board approved an increase in the annual base salaries for 2019 of the named executive officers to the following amounts: Dr. Carlo, $667,013; Mr. Marguglio, $405,300; and Mr. Hopkins, $424,600.

 Bonus and Non-Equity Incentive Plan Compensation

Each officer is eligible to receive such discretionary bonuses as the Compensation Committee may approve. In addition, our compensation structure includes eligibility for annual cash bonuses for officers and most non-officer employees. In January 2017, the independent members of the Board, based on a recommendation by the Compensation Committee, approved the Company’s 2017 Bonus Plan (the “2017 Bonus Plan”). The terms of the 2017 Bonus Plan establish for each level of Company employee, including the Company’s executive officers but excluding field sales employees of the Company, a target cash bonus amount, expressed as a percentage of base salary. All determinations regarding payments of bonuses under the 2017 Bonus Plan are made in the discretion of the Compensation Committee. The target bonus amounts as a percentage of base salary for 2017 for our named executive officers were as follows: Dr. Carlo, 50%; Mr. Marguglio, 40%; and Mr. Hopkins, 30%. The corporate performance goals for 2017 included the achievement of performance targets and business goals related to the Company’s financial results, capital raising and strategic activities, clinical development and regulatory filings and approvals, clinical trials and related results and product development activities. During 2017, the Compensation Committee engaged the firm of Pearl Meyer as an independent compensation consultant to provide information to assist the committee regarding evaluation of overall cash and equity executive compensation programs and objectives for our officers and directors, assist in review and development of a peer group of companies and review compensation including information relating to the peer group of companies. PM did not provide any services to us in 2017 beyond the engagement described above.  After review and consultation with PM, the committee determined that PM was independent and there was no conflict of interest resulting from retaining PM during the 2017 year.  In reaching these conclusions, the committee considered the factors set forth in Exchange Act Rule 10C-1 and Nasdaq listing standards. In February 2018, the Compensation Committee approved cash bonus payments under the 2017 Bonus Plan for 2017 to the Company’s executive officers including to the named executive officers in the following amounts: Dr. Carlo, $220,825; Mr. Marguglio, $95,776; and Mr. Hopkins, $69,642.

In February 2018, the independent members of the Board, based on a recommendation by the Compensation Committee, approved the Company’s 2018 Bonus Plan (the “2018 Bonus Plan”). The terms of the 2018 Bonus Plan are similar in material respects to the 2017 Bonus Plan. The target bonus amounts as a percentage of base salary for 2018 for our named executive officers were as follows: Dr. Carlo, 60%; Mr. Marguglio and Mr. Hopkins, 45%. The corporate performance goals for 2018 included the achievement of performance targets and business goals related to the Company’s financial results, capital raising and strategic activities, clinical development and regulatory filings and approvals, clinical trials and related results and product development activities. During 2018, the Compensation Committee engaged the firm of Pearl Meyer as an independent compensation consultant to provide information to assist the committee regarding evaluation of overall cash and equity executive compensation programs and objectives for our officers and directors, assist in review and development of a peer group of companies and review compensation including information relating to the peer group of companies. The committee determined that PM was independent and there was no conflict of interest resulting from retaining PM during the 2018 year.  In reaching these conclusions, the committee considered the factors set forth in Exchange Act Rule 10C-1 and Nasdaq listing standards. In January 2019, the Compensation Committee approved cash bonus payments under the 2018 Bonus Plan for 2018 to the Company’s executive officers including to the named executive officers in the following amounts: Dr. Carlo, $343,035; Mr. Marguglio, $156,330; and Mr. Hopkins, $156,330.

Equity Incentives

Our 2009 Equity Incentive Plan (the “Plan”) provides for the grant to eligible employees, directors and consultants of stock options, shares of Common Stock, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, as well as certain kinds of performance cash awards, on such terms as are determined by the Board or other Plan administrator. The Board adopted the Plan in February 2009 and the stockholders approved the Plan in March 2009. The Plan terminated in February 2019, and no further awards may be made under the Plan. The Plan originally included a reserve (the “Share Reserve”) of 411,765 shares of Common Stock that may be issued pursuant to equity awards (“Awards” or “Stock Awards”) under the Plan. At the 2014 annual meeting of stockholders, the stockholders approved an increase of 1,000,000 shares in the Share Reserve. At the 2016 annual meeting of stockholders, the stockholders approved an increase of 4,500,000 shares in the Share Reserve. In addition, under the provisions of the Plan, the number of shares of Common Stock available for issuance under Awards pursuant to the Plan automatically increased on January 1st of each year, in an amount equal to the lesser of (i) 5% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser number of shares of Common Stock as the Board may in its discretion determine before the start of a calendar year for which an increase applies. The Board, or an authorized committee such as the Compensation Committee, administers the Plan. The Plan administrator determines recipients, dates of grant, the numbers and types of Awards to be granted, and the terms and conditions of the Awards, including the period of their exercisability and vesting schedule applicable to an Award. Options granted under the plan have terms of up to 10 years. Before termination of the Plan, we generally made an initial equity award of stock options to new employees and annual stock-based grants as part of our overall compensation program. All equity-based awards granted to executives are approved by our Compensation Committee or the Board. Stock option grants have an exercise price equal to the fair market value of our Common Stock on the grant date and generally have a vesting schedule that provides for monthly or other periodic vesting of the option over a period of time, sometimes with an initial cliff-vesting period where a portion vests after an initial period of time from the grant date, provided that the award recipient continues to provide continuous service to the Company. Before termination of the Plan, our general practice was to make annual stock option awards as part of overall compensation, and sometimes upon promotion.

In February 2017, we granted options intended to be incentive stock options to the named executive officers to purchase shares of Common Stock as follows: Dr. Carlo, 477,000 shares; Mr. Marguglio, 176,000 shares; and Mr. Hopkins, 110,000 shares. The 2017 options had an exercise price equal to $3.15 per share. Each option vests and becomes exercisable ratably monthly over a period of three years from the grant date. In February 2018, we granted options intended to be incentive stock options to the named executive officers to purchase shares of Common Stock as follows: Dr. Carlo, 166,934 shares; and each of Mr. Marguglio and Mr. Hopkins, 133,547 shares. The 2018 options had an exercise price equal to $2.83 per share. Each option vests and becomes exercisable ratably monthly over a period of three years from the grant date. The above options also are subject to accelerated vesting upon the occurrence of certain events, including certain changes in control of the Company and, with respect to certain of the options, death or disability.

We have also made grants of restricted stock units (“RSUs”) in addition to, or in lieu of, stock option awards. In March 2017, the Compensation Committee granted RSU awards under the Plan to our executive officers including with respect to the following numbers of shares of Common Stock to our named executive officers: Dr. Carlo, 250,000; and each of Mr. Marguglio and Mr. Hopkins, 200,000. The RSUs vest at the end of seven years if the recipient has provided Continuous Service (as defined in the Plan and the Award agreement) during the seven-year term of the RSU. In February 2018, the Compensation Committee granted RSU awards under the Plan to our executive officers including with respect to the following numbers of shares of Common Stock to our named executive officers: Dr. Carlo, 83,467; and each of Mr. Marguglio and Mr. Hopkins, 66,773. In January 2019, the Compensation Committee granted RSU awards under the Plan to our executive officers including with respect to the following numbers of shares of Common Stock to our named executive officers: Dr. Carlo, 347,165; and each of Mr. Marguglio and Mr. Hopkins, 277,732. The RSUs vest ratably annually over a period of three years if the recipient has provided Continuous Service (as defined in the Plan and the Award agreement) during the three-year term of the RSU. The RSUs also vest earlier upon the death or disability (as defined the Plan and the Award agreement relating to the RSU) of the recipient. In addition, each RSU vests in the event of a Change in Control transaction, as defined in the Plan and Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and related Department of Treasury guidance (“Section 409A”), before the end of the term of the RSU. If the recipient ceases to provide Continuous Service to the Company during the vesting period (other than as a result of an event described above that results in vesting of the award), then the RSU award would not vest and no shares would be issued pursuant to the award. The shares covered by the RSU would be issued following vesting, as provided in the Plan and the applicable Award agreement. The Plan defines “Continuous Service” as meaning that the participant’s service with the Company or an affiliate, whether as an employee, director or consultant, is not interrupted or terminated. A change in the capacity in which the recipient renders service to the Company or an affiliate as an employee, consultant or director or a change in the entity for which the recipient renders such service, provided that there is no interruption or termination of the recipient’s service with the Company or an affiliate, is not deemed to terminate a recipient’s Continuous Service. To the extent permitted by law, the Board or the chief executive officer of the Company, in that party’s sole discretion, may determine whether Continuous Service is considered interrupted in the case of any leave of absence approved by that party, including sick leave, military leave or any other personal leave.

Tax Considerations

Section 162(m) of the Internal Revenue Code (“Code”) limits our ability to deduct certain compensation paid to a “covered employee” (as defined in the Code) to the extent such compensation exceeds $1 million in any fiscal year. Before 2018, the $1 million deduction limitation did not apply to “performance-based compensation” (as defined under Section 162(m) of the Code). However, recent U.S. tax legislation generally eliminated this exception for compensation granted by us to a covered employee after November 2, 2017. As a result, compensation paid to our covered employees in excess of $1 million will not be deductible unless it qualifies for limited transition relief applicable to certain arrangements in place as of November 2, 2017. Further, the Compensation Committee reserves the right to modify outstanding awards that were initially intended to qualify as “performance-based compensation” if it determines that such modifications are consistent with our business needs. The Compensation Committee believes that, in establishing the cash and equity incentive compensation plans and arrangements for our executive officers, the potential deductibility of the compensation payable under those plans and arrangements should be only one of the relevant factors taken into consideration. For that reason, the Compensation Committee may deem it appropriate to provide one or more executive officers with the opportunity to earn compensation which may not be deductible by reason of Section 162(m) or other provisions of the Code. The Compensation Committee believes it is important to maintain compensation at the requisite level to attract and retain the individuals essential to our financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) deduction limitation.

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

Potential Payments Upon Termination or Change in Control

Employment Agreements

The employment agreements of the officers of the Company described above contain provisions providing for certain potential payments upon the occurrence of a change in control of the Company. Under the terms of the employment agreements of the executive officers, including our named executive officers, if the Company terminates the officer’s employment at any time, the officer will be entitled to receive any unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which the officer is entitled by virtue of the officer’s past employment with the Company. The agreements provide that if the officer’s employment is terminated without cause (as defined in the applicable employment agreement), then conditioned on the officer’s timely execution of a general release and waiver, the officer will be entitled to receive severance payments at the officer’s then-annual base salary for the following periods from the date of termination: Dr. Carlo, 18 months; and Messrs. Marguglio, Hopkins, Moss and Ms. Daniels, nine months. The officers also would (assuming eligibility and timely elections) be entitled to be reimbursed for payment of the Company’s portion of the premiums required to continue the officer’s medical, dental and vision insurance coverage pursuant to COBRA during the applicable severance period (or until the officer becomes employed full-time by another employer). These payments will be accelerated in the event of a Change in Control transaction, as defined in the agreements. The definition of a “Change in Control” under the agreements is generally similar to the definition of Change in Control in the Plan, as described below. In addition, under the terms of the agreement, in the event of a termination without cause, a number of unvested stock options will accelerate, vest and be exercisable in full as if the officer had remained employed during the severance periods described above, and all options will remain exercisable for a period of one year after the date of termination. Under the agreements, upon termination of employment by reason of death or disability, any options that are vested and exercisable on the termination date will remain exercisable for 12 months after the date of cessation of service, with “disability” defined in the Plan as the inability of the Plan participant to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, as provided in the Code including Section 409A. The employment agreement of Dr. Moss provides that if his employment is terminated by reason of death or disability, then the vesting of all unvested options held by him will accelerate in full and the options held by Dr. Moss will remain exercisable for one year after his cessation of service, with “Disability” defined in the agreement as the officer being disabled from performing the essential functions of the officer’s assigned duties under the employment agreement due to physical or mental disability, with or without reasonable accommodations as required by applicable law, for a period in excess of 60 consecutive days or a period or periods of more than 120 days in the aggregate in any 12-month period.

The agreements also provide that if an officer is terminated without cause or the officer terminates the officer’s employment for good reason (as defined in the applicable employment agreement), upon or within 13 months after the date of a Change in Control, the officer will also be entitled to receive the severance and medical benefits described above, and the severance payments described above will be accelerated and paid in a lump sum. In addition, in the event of a Change in Control, all unvested options held by the officer will accelerate and be exercisable in full and any unvested shares will vest in full. In the event of a Change in Control, the RSUs that were awarded in March 2017 and February 2018 to Messrs. Carlo, Marguglio, Hopkins, Moss and Daniels would vest in full if they had not already vested, and shares would be issuable following vesting.

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

2009 Equity Incentive Plan

Our 2009 Equity Incentive Plan includes provisions affecting the vesting of Awards granted under the Plan in the event of a change in control of the Company. Under the provisions of the Plan, unless otherwise provided in a particular Award agreement under the Plan, the following provisions apply to Stock Awards in the event of a Corporate Transaction unless otherwise provided in the instrument evidencing the Stock Award or any other written agreement between the Company or any Affiliate and the holder of the Stock Award, and may result in acceleration of options or other awards granted under the Plan in connection with a change in control transaction.

(i)    Stock Awards May Be Assumed. Except as otherwise stated in the Stock Award Agreement, in the event of a Corporate Transaction, any surviving corporation or acquiring corporation (or the surviving or acquiring corporation's parent company) may assume or continue any or all Stock Awards outstanding under the Plan or may substitute similar stock awards for Stock Awards outstanding under the Plan (including but not limited to, awards to acquire the same consideration paid to the stockholders of the Company pursuant to the Corporate Transaction), and any reacquisition or repurchase rights held by the Company in respect of Common Stock issued pursuant to Stock Awards may be assigned by the Company to the successor of the Company (or the successor's parent company, if any), in connection with such Corporate Transaction. A surviving corporation or acquiring corporation (or its parent) may choose to assume or continue only a portion of a Stock Award or substitute a similar stock award for only a portion of a Stock Award. The terms of any assumption, continuation or substitution will be set by the Board.

(ii)    Stock Awards Held by Current Participants. Except as otherwise stated in the Stock Award Agreement, in the event of a Corporate Transaction in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue such outstanding Stock Awards or substitute similar stock awards for such outstanding Stock Awards in accordance with subsection (i) above, then with respect to Stock Awards that have not been assumed, continued or substituted and that are held by Participants whose Continuous Service has not terminated prior to the effective time of the Corporate Transaction (referred to as the "Current Participants"), the vesting of such Stock Awards (and, with respect to Options and Stock Appreciation Rights, the time at which such Stock Awards may be exercised) will (contingent upon the effectiveness of the Corporate Transaction) be accelerated in full to a date prior to the effective time of such Corporate Transaction as the Board determines (or, if the Board does not determine such a date, to the date that is five days prior to the effective time of the Corporate Transaction), such Stock Awards will terminate if not exercised (if applicable) at or prior to the effective time of the Corporate Transaction, and any reacquisition or repurchase rights held by the Company with respect to such Stock Awards will lapse (contingent upon the effectiveness of the Corporate Transaction).

(iii)    Stock Awards Held by Persons other than Current Participants. Except as otherwise stated in the Stock Award Agreement, in the event of a Corporate Transaction in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue such outstanding Stock Awards or substitute similar stock awards for such outstanding Stock Awards in accordance with subsections (i) or (ii) above, respectively, then with respect to Stock Awards that have not been assumed, continued or substituted and that are held by persons other than Current Participants, the vesting of such Stock Awards (and, if applicable, the time at which such Stock Award may be exercised) will not be accelerated and such Stock Awards (other than a Stock Award consisting of vested and outstanding shares of Common Stock not subject to a forfeiture condition or the Company's right of repurchase) will terminate if not exercised (if applicable) prior to the effective time of the Corporate Transaction; provided, however, that any reacquisition or repurchase rights held by the Company with respect to such Stock Awards will not terminate and may continue to be exercised notwithstanding the Corporate Transaction.

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

The terms of the options held by the named executive officers and reflected in the Summary Compensation Table, as well as options granted to certain other executive officers of the Company, provide for full acceleration of any unvested portion of the option upon an event that constitutes a Change in Control of the Company as defined in the Plan and under Section 409A. Options held by executive officers may provide for accelerated vesting of the unvested portion of the option in the event of the officer’s termination of continuous service by reason of death or disability, and the options granted in 2017 and 2018 to the executive officers of the Company provided for such acceleration of vesting.

Under the Plan and the employment agreements of the executive officers described above, ”Change in Control” means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

(i)    any person, entity or “group” (with certain exceptions, an “Exchange Act Person”) within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner (“Owner”), directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company's then outstanding securities other than by virtue of a merger, consolidation or similar transaction. Notwithstanding the foregoing, a Change in Control will not be deemed to occur (A) on account of the acquisition of securities of the Company by an investor, any affiliate thereof or any other Exchange Act Person from the Company in a transaction or series of related transactions the primary purpose of which is to obtain financing for the Company through the issuance of equity securities or (B) solely because the level of Ownership held by any Exchange Act Person (the "Subject Person") exceeds the designated percentage threshold of the outstanding voting securities as a result of a repurchase or other acquisition of voting securities by the Company reducing the number of shares outstanding, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of voting securities by the Company, and after such share acquisition, the Subject Person becomes the Owner of any additional voting securities that, assuming the repurchase or other acquisition had not occurred, increases the percentage of the then outstanding voting securities Owned by the Subject Person over the designated percentage threshold, then a Change in Control will be deemed to occur;

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

(iv)  there is consummated a sale, lease, exclusive license or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries, other than a sale, lease, license or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries to an entity, more than 50% of the combined voting power of the voting securities of which are Owned by stockholders of the Company in substantially the same proportions relative to each other as their Ownership of the outstanding voting securities of the Company immediately prior to such sale, lease, license or other disposition; or

(v) individuals who, immediately following the effective time of the transaction (or, in the employment agreements of the executive officers described above, the date of the applicable employment agreement), are members of the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the members of the Board (provided, however, that if the appointment or election (or nomination for election) of any new Board member was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member will, for purposes of the Plan, be considered as a member of the Incumbent Board).

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

The Board may, in its sole discretion and without Participant consent, amend the definition of "Change in Control" to conform to the definition of "Change in Control" under Section 409A, and the foregoing definition will be interpreted so as to only include events that constitute a change in control under Section 409A.

Under the Plan, "Corporate Transaction" means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

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

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at December 31, 2018, for each of our named executive officers:

	Option Awards						Stock Awards
											Equity
											Incentive
											Plan
									Equity		Awards:
									Incentive		Market or
				Equity					Plan		Payout
				Incentive					Awards:		Value of
				Plan					Number of		Unearned
	Number of			Awards:					Unearned		Shares,
	Securities		Number of	Number of			Number of	Market Value	Shares,		Units or
	Underlying		Securities	Securities			Shares or	of Shares	Units or		Other
	Unexercised		Underlying	Underlying	Option		Units of	or Units	Other Rights		Rights
	Options (#)		Unexercised	Unexercised	Exercise	Option	Stock That	of Stock	That Have		That Have
	Exercisable		Options (#)	Unearned	Price	Expiration	Have Not	That Have	Not		Not
Name	(1)		Unexercisable	Options (#)	($)	Date	Vested (#)	Not Vested ($)	Vested (#)		Vested ($)

Dennis J. Carlo, Ph.D.	46,371	(2)	120,563	—	$2.83	2/21/2028	—	$—	83,467	(7)	$187,801
	291,500	(2)	185,500	—	$3.15	2/7/2027			250,000	(6)	562,500
	430,079	(2)	12,288	—	$4.10	1/25/2026
	102,003	(2)	—	—	$5.99	1/23/2025
	130,100	(2)	—	—	$5.99	1/23/2025
	45,200	(5)	—	—	$6.32	4/1/2024
	90,300	(4)	—	—	$6.32	4/1/2024
	35,294	(4)	—	—	$3.23	9/11/2021
	57,353	(4)	—	—	$4.59	8/20/2020

Robert O. Hopkins	37,096	(2)	96,451	—	$2.83	2/21/2028	—	$—	66,773	(7)	$150,239
	67,222	(2)	42,778	—	$3.15	2/7/2027			200,000	(6)	450,000
	65,317	(2)	1,866	—	$4.10	1/25/2026
	65,050	(2)	—	—	$5.99	1/23/2025
	8,200	(5)	—	—	$6.32	4/1/2024
	40,800	(4)	—	—	$6.32	4/1/2024
	7,353	(3)	—	—	$3.23	9/11/2021
	29,412	(4)	—	—	$4.59	8/20/2020
	9,402	(5)	—	—	$4.59	8/20/2020

David J. Marguglio	37,096	(2)	96,451	—	$2.83	2/21/2028	—	$—	66,773	(7)	$150,239
	107,556	(2)	68,444	—	$3.15	2/7/2027			200,000	(6)	450,000
	104,507	(2)	2,986	—	$4.10	1/25/2026
	104,080	(2)	—	—	$5.99	1/23/2025
	15,830	(2)	—	—	$5.99	1/23/2025
	13,600	(5)	—	—	$6.32	4/1/2024
	45,200	(4)	—	—	$6.32	4/1/2024
	7,353	(3)	—	—	$3.23	9/11/2021
	32,353	(4)	—	—	$4.59	8/20/2020

(1)	Does not include options and restricted stock units granted in January 2019, respectively.
(2)	The options vest with respect to 1/36 of the shares subject to the option on each monthly anniversary of the grant date, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(3)	The options vest with respect to one-third of the shares immediately and monthly thereafter with respect to 1/24 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(4)	The options vest with respect to one-sixth of the shares subject to the option on the six-month anniversary of the grant date and monthly thereafter with respect to 1/36 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(5)	The options are fully vested and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(6)	The restricted stock unit awards will fully vest on the seventh anniversary of the date of grant if the recipient has provided continuous service to the Company until such date, and upon change of control or upon death or disability.
(7)	The restricted stock unit awards will equally vest on each yearly anniversary of the date of grant if the recipient has provided continuous service to the Company until such date, and upon change of control or upon death or disability.

Compensation of Directors

The following table shows amounts earned by each director for 2018, other than Dr. Carlo and Mr. Marguglio, who are named executive officers and received no additional compensation for their services as a director.

	Fees			Non-Equity
	Earned			Incentive	Nonqualified
	or Paid	Stock	Option	Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Director	($)(1)	($)(4)	($)(2)(3)	($)	Earnings	($)	($)
William C. Denby, III	$64,000	$—	$70,403	—	—	—	$134,403
Robert B. Rothermel	$64,000	$—	$70,403	—	—	—	$134,403
Richard C. Williams	$128,000	$—	$70,403	—	—	—	$198,403

(1)	Reflects the amount of fees earned during 2018.
(2)	Amounts reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during fiscal 2018, calculated in accordance with applicable rules and regulations and authoritative guidance. The assumptions used for these calculations are included in Note 19 to the audited consolidated financial statements contained in the Company’s 2018 Annual Report on Form 10-K. Represents options awarded to each of Mr. Denby, Mr. Rothermel and Mr. Williams to purchase 30,000 shares of Common Stock. The exercise price of the options was $4.28 per share. The options have a term of ten years and an exercise price equal to the fair market value of the Common Stock on the date of grant and will become exercisable over a period of one year from grant date at the rate of 1/12 of the option shares per month.
(3)	The aggregate number of option awards outstanding at December 31, 2018, for each of Mr. Denby, Mr. Rothermel and Mr. Williams, was 180,000.

In general, under the Company’s policies concerning fees for non-employee directors as established by the Board for 2018, non-employee directors of the Company were entitled during 2018 to receive the following amounts of cash compensation for service as a director: each non-employee director was entitled to receive an annual fee of $64,000 per year, paid quarterly in arrears; and the Chairman of the Board was entitled to receive an annual fee of $128,000 per year, or twice the non-employee director annual fee, paid quarterly in arrears. Each director is also entitled to reimbursement of reasonable expenses incurred in connection with board-related activities. In addition, upon joining the Board a non-employee director was entitled to receive an initial director option under the Plan to purchase 50,000 shares of Common Stock, vesting monthly over a period of 36 months from the grant date. In addition, before termination of the Plan in February 2019, each non-employee director was also entitled to receive under the Plan a succeeding annual grant, on the first business day after the date of the annual meeting of stockholders, to purchase 30,000 shares of Common Stock, with the annual grant vesting and becoming exercisable as to 1/12 of the shares subject to the option on each monthly anniversary of the grant date. The stockholders approved the increase in the number of annual options to be awarded to non-employee directors, from 20,000 to 30,000, at the 2016 annual meeting of stockholders, in connection with approval of amendments to the Plan. The initial director options and any annual options will have a term of 10 years and will have an exercise price equal to the fair market value of the Common Stock on the grant date.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of the March 31, 2019 (the “Table Date”), regarding beneficial ownership of all classes of our voting securities, to the extent known to us, by (i) each person who is a director or a nominee for director; (ii) each named executive officer in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) each person who is known by us to be the beneficial owner of 5% or more of any class of our voting securities. Except as otherwise noted, each person has sole voting and investment power as to his or her shares. As of the Table Date, the applicable share numbers and percentages are based on 47,442,414 shares of Common Stock issued and outstanding.

	Shares Beneficially Owned (1)
	Title or Class of Securities:
	Common Stock			Preferred Stock
Directors	Shares		Percent	Shares		Percent
Dennis J. Carlo, Ph.D.	1,643,859	(2)	3.4
William C. Denby, III	187,500	(3)	*
David J. Marguglio	655,275	(4)	1.4
Robert B. Rothermel	212,000	(5)	*
Richard C. Williams	224,918	(6)	*
Other Named Officers
Robert O. Hopkins	458,855	(7)	1.0
Other Beneficial Ownership
Funds advised by Sio Capital Management, LLC	—	—	—	1,183,432	(8)	100.0
First Manhattan Co.	3,419,269	(9)	7.2
All Adamis directors and executive officers as a group (eight persons)	3,992,509	(10)	7.8

*	Less than 1%.
(1)	Based upon information supplied by officers, directors and principal stockholders. Beneficial ownership is determined in accordance with rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to an option or similar right that is currently exercisable or exercisable within 60 days of the date of the table are deemed to be outstanding and to be beneficially owned by the person holding such option or right for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Adamis Pharmaceuticals Corporation, 11682 El Camino Real, Suite 300, San Diego, California 92130.
(2)	Includes 279,135 shares of Common Stock owned of record, 5,883 shares of Common Stock held of record by a family member and beneficially owned by Dr. Carlo; 1,329,923 shares of Common Stock underlying options and 28,918 restricted stock units which were exercisable or vested as of the Table Date or 60 days after such date. Excludes 216,628 shares of Common Stock underlying options and 623,892 restricted stock units which become exercisable or vest over time after such period.
(3)	Includes 2,500 shares of Common Stock owned of record and 187,500 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 22,500 shares of Common Stock underlying options and 100,000 restricted stock units which become exercisable or vest over time after such period.
(4)	Includes 112,702 shares of Common Stock owned of record, 5,884 shares of Common Stock held of record by a family member and beneficially owned by Mr. Marguglio; 513,554 shares of Common Stock underlying options and 23,135 restricted stock units which were exercisable or vested as of the Table Date or 60 days after such date. Excludes 121,902 shares of Common Stock underlying options and 499,112 restricted stock units which become exercisable or vest over time after such period.
(5)	Includes 27,000 shares of Common Stock owned of record and 187,500 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 22,500 shares of Common Stock underlying options and 100,000 restricted stock units which become exercisable or vest over time after such period.
(6)	Includes 39,918 shares of Common Stock owned of record and 187,500 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 22,500 shares of Common Stock underlying options and 150,000 restricted stock units which become exercisable or vest over time after such period.
(7)	Includes 70,175 shares of Common Stock owned of record; 365,545 shares of Common Stock subject to options and 23,135 restricted stock units which were exercisable or vested as of the Table Date or 60 days after such date. Excludes 105,402 shares of Common Stock underlying options and 499,112 restricted stock units which become exercisable or vest over time after such period.

(8)	The number of shares indicated in the table under the heading "Preferred Stock" includes the Company’s Series A-1 Preferred that are issuable upon exercise of the Warrants by each of the foregoing stockholders, as follows: Compass Offshore MAV Limited, 270,791; Sio Partners, LP, 356,610; Compass MAV, LLC, 302,520; and Sio Partners Master Fund, LP, 253,511. Sio Capital Management, LLC serves as investment advisor of Compass Offshore MAV Limited, Sio Partners, LP, Compass MAV LLC and Sio Partners Master Fund, LP. Sio GP, LLC is the general partner of Sio Partners, LP and Sio Partners QP, LP. Michael Castor, as principal of Sio GP, LLC and director of Sio Partners Offshore, Ltd., has voting and investment control over the securities beneficially owned by each of the foregoing stockholders. Each of Sio Capital Management, LLC, Sio GP, LLC and Michael Castor disclaims beneficial ownership over the securities held of record by stockholders, except to the extent of its or his pecuniary interest therein. The business address of the stockholders is Sio Capital Management, LLC, 515 Fifth Avenue, Suite 910, New York, NY 10017.
(9)	Based on a Schedule 13G filed by First Manhattan Co. with the SEC on February 8, 2019. First Manhattan co. has sole voting and dispositive power with respect to 3,419,269 shares. The address for First Manhattan Co. is 399 Park Avenue, New York, NY 10022. Includes 1,635,312 shares held directly.
(10)	Includes 3,322,905 shares of Common Stock underlying options and 112,782 restricted stock units which were exercisable or vested within 60 days after the Table Date.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2018, information with respect to our equity compensation plans, including our 1995 Equity Incentive Plan, the 1995 Directors’ Stock Option Plan, the 2005 Equity Incentive Plan and the 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

	Number of		Number of securities
	securities		remaining available
	to be issued		for future issuance
	upon exercise	Weighted average	under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(1) (a)	(1) (b)	(2) (c)
Equity compensation plans approved by security holders	9,298,100	$4.40	111,767

(1)	Excludes shares issuable upon the vesting of RSUs and the shares underlying such RSUs, which do not have an exercise price. As of December 31, 2018, 1,642,212 shares were issuable in the future upon the vesting of RSUs.
(2)	Under our 2009 Equity Incentive Plan, the number of shares that are reserved for issuance under the Plan increases annually each January 1st by the lesser of (a) 5.0% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of Common Stock determined by the Board before the start of a calendar year for which an increase applies; and the number of shares in the table does not reflect an increase in the share reserve effective January 1, 2019, as a result of the foregoing provisions. Under the terms of the Plan, we may grant options to purchase Common Stock and other kinds of equity awards, including shares of Common Stock, stock purchase rights, restricted Common Stock and restricted stock units, to officers, directors, employees or consultants providing services on such terms as are determined by the Board. The Plan terminated in February 2019.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

To our knowledge, other than (i) compensation for services as executive officers and directors; (ii) employment relationships or transactions involving an executive officer and related compensation solely resulting from that employment relationship or transaction, including the employment agreements, stock option or other equity awards, and other transactions described above under the heading "Executive Compensation" or not required to be reported; or (iii) as set forth below, there were no material transactions, or series of similar transactions, since January 1, 2017, or any currently proposed transactions, or series of similar transactions, to which we were, or will be, a party, in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the average of our total assets at the end of our last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

We have entered into indemnification agreements with our directors and executive officers.  Each agreement provides, among other things, that we will indemnify the officer to the fullest extent permissible under Delaware law against liabilities and certain expenses (including attorneys’ fees, judgments, fines and settlement amounts reasonably incurred by the officer in any action or proceeding), that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.  As described above under the heading “Executive Compensation,” we have entered into various employment-related agreements and compensatory arrangements with our executive officers and directors that, among other things, provide for compensatory and certain severance and change of control benefits.

In August 2018, pursuant to the Company’s registered underwritten public offering of Common Stock at a price of $3.00 per share, certain funds managed by First Manhattan Co purchased shares of Common Stock.

In April 2017, pursuant to the Company’s registered underwritten public offering of Common Stock at a price of $3.50 per share, certain funds managed by Perceptive Advisors LLC purchased 1,350,000 shares of Common Stock.

On July 11, 2016, the Company completed a private placement transaction with a small number of accredited investors including funds managed by Sio Capital Management, LLC pursuant to which the Company issued 1,724,137 shares of Series A-2 Preferred and warrants to purchase up to 1,724,137 shares of Common Stock or Series A-2 Preferred, and received gross cash proceeds of approximately $5,000,000, excluding transaction costs, fees and expenses. The shares of Series A-2 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $2.90 per unit. The Series A-2 Preferred is convertible into shares of Common Stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor, subject to certain beneficial ownership limitations set forth in the transaction documents. The exercise price of the warrants is $2.90 per share, and the warrants are exercisable at any time over the five-year term of the warrants, subject to the beneficial ownership limitations. Pursuant to a registration rights agreement, we filed a registration statement with the SEC, which has become effective, registering the resale from time to time of the shares of Common Stock that are issuable upon conversion of the Series A-1 Preferred and exercise of the warrants.  As of March 31, 2018, the investors had exercised warrants to purchase 1,531,723 shares of Common Stock, and no shares of Series A-2 Preferred were outstanding. As previously reported, in August 2017, the Company and certain holders of warrants issued in the Company’s private placement transactions in August 2014 (the “2014 Warrants”) and July 2016 (the “2016 Warrants”), including funds advised by Sio Capital Management, LLC (the “Exercising Holders”), agreed to reduce the exercise price of the 2014 Warrants and the 2016 Warrants held by such holders from $3.40 to $3.20 per share and from $2.90 to $2.70 per share, respectively (the “Exercise Price”), in consideration for the exercise of the 2014 Warrants and 2016 Warrants held by such holders. The Company entered into a Warrant Repricing Letter Agreement (the “Exercise Agreement”) with Exercising Holders holding, in the aggregate, 2014 Warrants and 2016 Warrants exercisable for 880,672 and 1,154,976 shares of common stock, respectively, providing that the Exercising Holders would exercise all such warrants for the Exercise Price, subject to the beneficial ownership limitations contained in the 2014 Warrants and 2016 Warrants.  The Company received aggregate gross proceeds of approximately $5,937,000 from the exercise of the 2014 Warrants and 2016 Warrants by the Exercising Holders.

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

Audit Fees

The following table sets forth fees billed to us by Mayer Hoffman McCann PC, our independent registered public accounting firm during the years ended December 31, 2018 and 2017 for: (i) services rendered for the audit of our annual financial statements, review of our quarterly financial statements, and other services normally provided in connection with statutory and regulatory filing requirements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$338,000	$324,000
Audited Related Fees(2)	50,500	18,500
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	388,500	342,500

(1)	Includes fees associated with the annual audit of our financial statements and internal control over financial reporting, the review of our interim financial statements, and for services normally provided in connection with statutory and regulatory filing requirements.
(2)	Includes fees associated with review of registration statements and providing consents and comfort letters.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. The Audit Committee periodically will revise the list of pre-approved services, based on subsequent determinations. The Audit Committee delegates pre-approval authority to its chairperson and may delegate such authority to one or more of its members, whose activities are reported to the Audit Committee at each regularly scheduled meeting. All fees reported in the table above under the headings Audit Fees and All Other Fees for the years ended December 31, 2018 and 2017 were approved by the Audit Committee, or by the entire Board functioning as the audit committee, before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions. Accordingly, none of the fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

MHM has advised the Company that MHM leases substantially all of its personnel, who work under the control of MHM’s shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure. Accordingly, substantially all of the hours expended on MHM’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2018, were attributed to work performed by persons other than MHM’s full-time, permanent employees.

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

ADAMIS PHARMCEUTICALS CORPORATION

Dated: April 30, 2019	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer	April 30, 2019
Dennis J. Carlo	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Vice President, Finance, Chief Financial	April 30, 2019
Robert O. Hopkins	Officer and Secretary

Directors:

/s/ *	Director	April 30, 2019
David J. Marguglio

/s/ *	Director	April 30, 2019
Richard C. Williams

/s/ *	Director	April 30, 2019
Robert B. Rothermel

/s/ *	Director	April 30, 2019
William C. Denby, III

* By:	/s/ ROBERT O. HOPKINS
Robert O. Hopkins
Attorney-in-fact