Form 10-Q
period 2019-03-31
Adamis Pharmaceuticals Corp
filed 2019-05-09
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “larger accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ADMP	NASDAQ Capital Market

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 6, 2019, was 47,442,414.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019
	(Unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9,190,077	$19,271,642
Accounts Receivable, net	1,843,662	1,155,166
Inventories, net	3,372,286	3,279,032
Prepaid Expenses and Other Current Assets	3,087,333	2,078,413
	17,493,358	25,784,253
LONG TERM ASSETS
Security Deposits	54,655	54,655
Intangible Assets, net	12,591,574	13,210,596
Goodwill	7,640,622	7,640,622
Fixed Assets, net	11,287,983	9,867,921
Right-of-Use Assets	1,844,305	—
Other Non-Current Assets	1,750,000	1,800,000
Total Assets	$52,662,497	$58,358,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,014,555	$4,170,720
Deferred Revenue	978,248	1,011,246
Accrued Other Expenses	2,966,423	2,340,095
Accrued Bonuses	468,113	1,448,505
Lease Liabilities, Current Portion	510,764	—
Bank Loans - Building and Equipment	2,458,924	2,583,134
	11,397,027	11,553,700
LONG TERM LIABILITIES
Deferred Tax Liability, net	112,530	112,530
Lease Liabilities, net of current portion	1,373,885	—
Total Liabilities	12,883,442	11,666,230
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Series Convertible, Zero Issued and Outstanding at March 31, 2019 (Unaudited) and December 31, 2018, respectively.	—	—
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 47,965,371 and 47,814,315 Issued; 47,442,414 and 47,291,358 Outstanding at March 31, 2019 (Unaudited) and December 31, 2018, respectively	4,796	4,781
Additional Paid-in Capital	201,674,571	199,696,656
Accumulated Deficit	(161,895,062)	(153,004,370)
Treasury Stock - 522,957 Shares, at cost	(5,250)	(5,250)
Total Stockholders’ Equity	39,779,055	46,691,817
Total Liabilities and Stockholders' Equity	$52,662,497	$58,358,047

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
REVENUE, net	$4,905,772	$3,179,235
COST OF GOODS SOLD	3,625,469	2,063,163
Gross Profit	1,280,303	1,116,072

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,021,464	6,473,815
RESEARCH AND DEVELOPMENT	2,196,514	2,249,070
Loss from Operations	(8,937,675)	(7,606,813)

OTHER INCOME (EXPENSE)
Interest Expense	(24,008)	(50,667)
Interest Income	74,378	39,109
Total Other Income (Expense), net	50,370	(11,558)
Net (Loss)	$(8,887,305)	$(7,618,371)

Basic and Diluted (Loss) Per Share	$(0.19)	$(0.23)

Basic and Diluted Weighted Average Shares Outstanding	47,311,499	33,389,410

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2019 (Unaudited)	Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2018	47,814,315	$4,781	$199,696,656	(522,957)	$(5,250)	$(153,004,370)	$46,691,817
Cumulative Effect from Adoption of ASU 2016-02, Leases (Topic 842) (1)	—	—	—	—	—	(3,387)	(3,387)
Issuance of Restricted Stock Units (RSUs)	151,056	15	(15)	—	—	—	—
Share Based Compensation	—	—	1,977,930	—	—	—	1,977,930
Net (Loss)	—	—	—	—	—	(8,887,305)	(8,887,305)
Balance March 31, 2019	47,965,371	$4,796	$201,674,571	(522,957)	$(5,250)	$(161,895,062)	$39,779,055

Three Months Ended March 31, 2018 (Unaudited)	Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2017	33,696,950	$3,369	$153,546,932	(307,540)	$(5,229)	$(113,997,588)	$39,547,484
Share Based Compensation	—	—	1,517,657	—	—	—	1,517,657
Net (Loss)	—	—	—	—	—	(7,618,371)	(7,618,371)
Balance March 31, 2018	33,696,950	$3,369	$155,064,589	(307,540)	$(5,229)	$(121,615,959)	$33,446,770

(1)  The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases. Refer to the recent accounting pronouncements footnote for further details.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(8,887,305)	$(7,618,371)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	1,977,930	1,517,657
Provision for Bad Debts	(7,287)	36,503
Provision for Excess and Obsolete Inventory	714,937	362,061
Non-Cash Operating Lease Expense	3,838	—
Depreciation and Amortization Expense	791,940	770,921
Gain on Sale of fixed Assets	—	(758)
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable - Trade	(681,209)	(187,257)
Inventories, net	(808,191)	(876,744)
Prepaid Expenses and Other Current Assets	(1,008,920)	(69,330)
Other Non-Current Assets	50,000	—
Increase (Decrease) in:
Accounts Payable	(66,289)	(1,070,027)
Deferred Revenue	(32,998)	(2,715)
Accrued Other Expenses and Bonuses	(320,143)	(810,937)
Net Cash (Used in) Operating Activities	(8,273,697)	(7,948,997)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(1,665,908)	(201,076)
Net Cash (Used in) Investing Activities	(1,665,908)	(201,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payment of Finance Leases	(17,750)	—
Payment of Bank Loans	(124,210)	(119,654)
Net Cash (Used in) Financing Activities	(141,960)	(119,654)
(Decrease) in Cash, Cash Equivalents and Restricted Cash	(10,081,565)	(8,269,727)
Cash, Cash Equivalents and Restricted Cash:
Beginning Cash, Cash Equivalents and Restricted Cash	19,271,642	18,332,702
Ending Cash, Cash Equivalents and Restricted Cash	$9,190,077	$10,062,975

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash and Cash Equivalents	$9,190,077	$9,050,402
Restricted Cash	—	1,012,573
Total Cash, Cash Equivalents and Restricted Cash	$9,190,077	$10,062,975
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$24,417	$50,372
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Increase (Decrease) in Accrued Capital Expenditures	$(89,876)	$482,161

The accompanying notes are in an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair presentation of all periods presented. The results of operations of Adamis Pharmaceuticals Corporation ("the Company") for any interim periods are not necessarily indicative of the results of operations for any other interim periods or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $9,190,077 and $19,271,642 at March 31, 2019 and December 31, 2018, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that it believes will be required to support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs during 2019. The preceding conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three months ended March 31, 2019, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares outstanding for the three months ended March 31, 2019 and March 31, 2018, consist of outstanding equity classified warrants (2,134,670 and 3,189,052 shares, respectively), outstanding options (8,945,878 and 9,246,202 shares, respectively), and outstanding restricted stock units (3,877,491 and 1,642,212 shares, respectively).

Prior Periods Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation related to the reserve for inventory obsolescence in the condensed consolidated statement of cash flows and had no effect on cash used in operations or statement of cash flows for the periods ended March 31, 2019 March 31, 2018. The reclassification has no effect on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, or the condensed consolidated statement of operations for the three months ended March 31, 2019 and March 31, 2018.

 Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02 Leases (Topic 842), also referred to as “ASC 842” or “New Lease Standard”, which supersedes ASC 840 Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance through the issuance of additional ASUs. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less may be accounted for similar to existing guidance for operating leases. ASC 842 was effective for the Company for the year ending December 31, 2019. We reported our financial information for fiscal years ending before December 31, 2018 under the Topic 840 lease accounting standard. The Company applied the modified retrospective transition method and elected the transition option to use the effective date of January 1, 2019 as the date of initial application. The Company recognized the cumulative effect of the transition adjustment as of the effective date and will not provide any new lease disclosures for periods before the effective date. The Company elected the package of practical expedients and did not elect the use of the hindsight practical expedient. As a result, the Company will, in effect, continue to account for existing leases as classified in accordance with ASC 840, throughout the entire lease term, including periods after the effective date, with the exception that the Company will apply the new balance sheet recognition guidance for operating leases and apply ASC 842 for remeasurements and modifications after the transition date.

Other key practical expedients elected by the Company (as a lessee) relate to maintaining leases with an initial term of 12 months or less off the balance sheet; not separating lease and non-lease components and the use of the portfolio approach to determine the incremental borrowing rate. For transition purposes, the Company used the incremental borrowing rate based on the total lease term and total minimum rental payments. The Company completed its identification of leases which comprised two building leases and two equipment leases. Further, the Company analyzed service contracts and parts assembly arrangements from suppliers and did not identify any material leases of production equipment. On the date of initial application, the Company recognized right-of-use ("ROU") assets and leasing liabilities on its condensed consolidated balance sheets of approximately $2 million. The adoption had no significant impact on the Company's condensed consolidated statement of operations.

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Adamis is a specialty biopharmaceutical company focused on developing and commercializing products in the therapeutic areas of respiratory disease and allergy. Our subsidiary U.S. Compounding, Inc. or USC provides prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, injectables, urological preparations, topical compounds for pain and men’s and women’s health products.

Adamis and USC have contracts with customers when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Effective July 1, 2018 (the “Effective Date”), Adamis signed an exclusive distribution and commercialization agreement with Sandoz, Inc. (“Sandoz”).  This agreement grants Sandoz the exclusive rights to market, sell and distribute the Company’s Symjepi™ epinephrine pre-filled syringe injectable products (“Products”) throughout the United States only. There is currently no distributor for markets outside the United States. The Company generates revenue from this agreement by manufacturing and supplying Sandoz with Products.  The Company's performance obligation is to manufacture and supply the Products to Sandoz.

The initial term for the agreement with Sandoz began on the Effective Date and shall continue for a period of 10 years from the first launch of Product in the United States, unless terminated earlier in accordance with its terms. The term will automatically renew for one year terms after the initial 10-year term and subsequent renewal terms, unless terminated by either party. The revenue arrangement consists of a single performance obligation, which is satisfied at the point in time when the Product is delivered to the carrier, as control, title and risk of loss is passed on to Sandoz upon delivery of the products to the carrier.

 The Company has the following payment considerations with Sandoz: (1) Fixed consideration. One-time milestone payment, which grants Sandoz the material right for the distribution and commercialization of the Product in the United States market only. This one-time milestone payment is a non-refundable up-front fee. Revenue from this up-front fee is recognized over the initial 10-year term of the contract, which is substantially the expected customer life. The period of recognition is subject to adjustment if the expected customer life changes; and (2) Variable considerations which are recognized upon satisfaction of the performance obligation, comprising of the following:

(i)	Firm Orders constitute of purchase orders specifying quantities ordered by Sandoz. Sandoz is obligated to pay Adamis for Products ordered based on a supply pricing arrangement plus additional cost of shipping and distribution. This variable consideration does not require estimation, as the terms of the variable payment relate to the Company's efforts to satisfy distinct goods in the contract;
(ii)	Profit sharing arrangement, requires Sandoz to pay Adamis 50% of the net profit generated from the sale of Products by Sandoz over a given quarter. The variable consideration from profit sharing is estimated based on current sales levels and historical experience using the expected value method, subject to constraint; and
(iii)	Commercial milestone payments that are payable upon the Company's successful achievement of certain milestone events specified under the agreement. There are five commercial milestone events, based on certain revenue thresholds from Products sold over the term. The variable consideration from milestone payments is estimated using the most likely amount method, subject to constraint.

In accordance to ASC 606, an estimate of the expected net profit share or commercial milestone payments that the Company has present rights to, shall be recognized when there is a basis to reasonably estimate the amount of these considerations and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Revenues do not include any state or local taxes collected from customers on behalf of governmental authorities. The Company made the accounting policy election to continue to exclude these amounts from revenues.

With respect to sales of prescription compounded medications by our USC subsidiary, revenue arrangements consist of a single performance obligation which is satisfied at the point in time when goods are delivered to the customer. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer.

The contracts between the Company and the customers provide that the transaction price for medication sales is adjusted for estimated product returns that the Company expects to occur under its return policy based upon historical return rates, which have historically been immaterial. In rare cases when the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.

The Company has extensive experience with the types of contracts entered with customers regarding sales of medications by USC, and does not have a history of offering a broad range of price concessions or payment term changes. The Company believes a significant reversal in the amount of cumulative revenue recognized from such contracts is neither probable nor significant.  The transaction price for all transactions is based on the price reflected in the individual customer’s purchase order. Variable consideration has not been identified as a significant component of the transaction price for any of our transactions regarding sales of medications by USC.

Disaggregation of Revenue

 As operations under a sterile environment is covered by Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, and the U.S. Drug Quality and Security Act, USC’s sterile operations are governed by specific regulatory and quality requirements. Any deviation from these exacting standards could result in a stoppage of operations, recall of products, and a significant reduction in revenues. The Company employs rigorous quality controls and outside testing facilities to minimize the likelihood of this occurrence. The Company outsources the manufacturing of the Symjepi™ product to third party manufacturers who bear the responsibility of maintaining a suitable environment as governed by specific regulatory and quality requirements.

The following table presents the Company’s revenues disaggregated by outsourced manufacturing, sterile and non-sterile regulatory environments for the three months ended March 31, 2019 and 2018.

	March 31, 2019	March 31, 2018
Outsourced Manufacturing	$464,989	$—
Sterile	3,174,135	1,770,736
Non-Sterile	1,266,648	1,408,499
Total	$4,905,772	$3,179,235

The Company's revenues relating to its FDA approved product Symjepi™ are dependent on an exclusive distribution agreement with Sandoz and the Company’s pharmacy formulations rely, in large part, on sales generated from clinics and hospital customers. Adverse economic conditions pose a risk that the Company’s customers may reduce or cancel spending, which would impact the Company’s revenues.

The following table presents the Company’s revenue disaggregated by end market for the three months ended March 31, 2019 and 2018.

	March 31, 2019	March 31, 2018
Distribution Channel - Sandoz	$464,989	$—
Clinics/Hospitals	4,044,193	2,752,610
Direct to Patients	396,590	426,625
Total	$4,905,772	$3,179,235

Deferred Revenue

Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers. For the three months ended March 31, 2019 and 2018, $36,246 and $14,758 of the revenues recognized were reported as deferred revenue as of December 31, 2018 and 2017, respectively. Included in the deferred revenue at March 31, 2019 and December 31, 2018 was $975,000 and $1.0 million, respectively, relating to the non-refundable upfront payment received from Sandoz pursuant to the Agreement between the Company and Sandoz.

Cost to Obtain a Contract

The Company capitalizes costs related to contracts that would have not been incurred if the contract was not obtained and the Company expects to recover such costs. The deferred costs, reported in the prepaid expenses and other current assets and other non-current assets on the Company’s Condensed Consolidated Balance Sheets, will be amortized over the economic benefit period of the contract.

The Company capitalized the $2.0 million fee paid to a financial advisor as an incremental cost of obtaining a contract to commercialize and distribute the Company’s first FDA approved product Symjepi™ with Sandoz. The costs were deferred and will be amortized over the economic benefit period estimated to be approximately 10 years from date of product launch, based on the contract term. The period of recognition is subject to adjustment in future periods if the expected customer life changes. The deferred costs were classified as current or non-current in the Company’s condensed consolidated balance sheets based on the timing of when the Company expects to recognize the expense. As of March 31, 2019 and December 31, 2018, the Company had $1,950,000 and $2.0 million, respectively, of deferred costs related to obtaining a contract with $50,000 amortized to Selling, General and Administrative expenses during the quarter ended March 31, 2019.

Practical Expedients

As part of the adoption of the ASC Topic 606, the Company elected to use the following practical expedients (i) incremental costs of obtaining a contract in the form of sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded within Selling, General and Administrative expenses; (ii) taxes collected from customers and remitted to government authorities and that are related to the sales of the Company’s products, are excluded from revenues; (iii) shipping and handling activities are accounted for as fulfillment costs and recorded in cost of sales.

Note 3:	Inventories

Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Finished Goods	$1,389,670	$1,320,738
Raw Material	577,554	527,308
Devices	1,405,062	1,430,986
	$3,372,286	$3,279,032

 Reserve for obsolescence as of March 31, 2019 and December 31, 2018 was approximately $781,000 and $526,000, respectively.

Note 4:	Fixed Assets

Fixed assets at March 31, 2019 and December 31, 2018 are summarized in the table below:

Description	Useful Life (Years)	March 31, 2019	December 31, 2018
Building	30	$3,040,000	$3,040,000
Machinery and Equipment	3 - 7	2,362,442	2,244,744
Furniture and Fixtures	7	126,654	126,654
Automobile	5	9,395	9,395
Leasehold Improvements	7 - 15	284,037	284,037
Total Fixed Assets		5,822,528	5,704,830
Less: Accumulated Depreciation		(1,734,019)	(1,578,049)
Land		460,000	460,000
Construction In Progress - Equipment		6,739,474	5,281,140
Fixed Assets, net		$11,287,983	$9,867,921

For the three months ended March 31, 2019 and March 31, 2018, depreciation expense was approximately $156,000 and $152,000, respectively.

Note 5:	Intangible Assets and Goodwill

Intangible assets at March 31, 2019 and December 31, 2018 are summarized in the tables below:

March 31, 2019	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(5,097,068)	$4,611,632
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,176,791)	2,786,209
Non-compete Agreement - USC, 3 years	1,639,000	(1,622,304)	16,696
Customer Relationships - USC, 10 years	5,572,000	(1,654,574)	3,917,426
Website Design - USC, 3 years	16,163	(11,226)	4,937
Total Definite-lived Assets	21,093,063	(9,756,163)	11,336,900
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, March 31, 2019	$22,347,737	$(9,756,163)	$12,591,574

December 31, 2018	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(4,854,350)	$4,854,350
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,077,716)	2,885,284
Non-compete Agreement - USC, 3 years	1,639,000	(1,485,721)	153,279
Customer Relationships - USC, 10 years	5,572,000	(1,515,274)	4,056,726
Website Design- USC, 3 years	16,163	(9,880)	6,283
Total Definite-lived Assets	21,093,063	(9,137,141)	11,955,922
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, December 31, 2018	$22,347,737	$(9,137,141)	$13,210,596

Amortization expense for the three months ended March 31, 2019 and 2018 was approximately $619,000.

Estimated amortization expense of definite-lived intangible assets at March 31, 2019 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
2019	$1,464,014
2020	1,925,266
2021	1,924,370
2022	1,924,370
2023	1,924,370
Thereafter	2,174,510
Total	$11,336,900

  Goodwill recorded related to the acquisition of USC in 2016 was approximately $7,641,000. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized but rather evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. The carrying value of the Company's goodwill as of March 31, 2019 and December 31, 2018 was approximately $7,641,000.

Note 6: Leases

The Company has two operating leases, one for an office space and another for an office space and manufacturing facility; and two finance leases for an office equipment and plant equipment. As of March 31, 2019, the leases have remaining terms between two months and less than five years. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating and financing lease assets and liabilities recognized on the condensed consolidated balance sheets as of March 31, 2019:

Right-of Use Assets	March 31, 2019
Operating Leases	$1,800,732
Financing Leases	43,573
$1,844,305

Lease Liabilities, Current	March 31, 2019
Operating Leases	$464,604
Financing Leases	46,160
$510,764
Lease Liabilities, Non-Current
Operating Leases	$1,373,885
Total Lease Liabilities	$1,884,649

The amortizable lives of operating and financing leased assets are limited by the expected lease term.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating and financing lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used incremental borrowing rates as of January 1, 2019 for leases that commenced prior to that date.

The Company's weighted average remaining lease term and weighted average discount rate for operating and financing leases as of March 31, 2019 are:

March 31, 2019	Operating	Financing
Weighted Average Remaining Lease Term	4.19 Years	.66 Years
Weighted Average Discount Rate	3.95%	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2019:

March 31, 2019	Operating	Financing
Remaining	394,871	46,840
2020	524,512
2021	360,145
2022	370,950
2023	349,365
Undiscounted Future Minimum Lease Payments	1,999,843	46,840
Less: Difference between undiscounted lease payments and discounted lease liabilities	161,354	680
Total Lease Liabilities	1,838,489	46,160

Operating lease expense were approximately $135,000 for the three months ended March 31, 2019. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Financing lease costs for the three months ended March 31, 2019 included approximately $17,000 in right-of-use asset amortization and approximately $1,000 of interest expense. Financing lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $131,000 for the three months ended March 31, 2019. Cash paid for amounts included in the measurement of financing lease liabilities were approximately $18,000 for the three months ended March 31, 2019.

Note 7: Debt

Ben Franklin Note

Biosyn, Inc., a wholly owned subsidiary of the Company, issued a note payable to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of Savvy, a compound then under development to prevent the transmission of HIV/AIDS  The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by the Company as an obligation in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3.0% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 (face amount) is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. Absent a material breach of contract or other event of default, there is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company accreted the discount of $572,902 against earnings using the interest rate method (approximately 46%) over the discount period of five years, which was estimated in connection with the Ben Franklin Note’s valuation at the time of the acquisition. Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs (see Note 8). As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Ben Franklin Note had no fair market value at the time of the merger in April 2009 between the Company (which was then named Cellegy Pharmaceuticals, Inc.) and the corporation then-named Adamis Pharmaceuticals Corporation.

Working Capital Line of Credit

On March 28, 2016, the Company entered into a loan and security agreement (“Adamis Working Capital Line”) with Bear State Bank, N.A. (the “Lender” or the “Bank”), pursuant to which the Company may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement. Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly. As amended, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to the loan documents, were due and payable on June 1, 2018. The Company’s obligations under the loan agreement were secured by certain collateral, including without limitation its interest in amounts that it has loaned to USC, and a warrant that the Company issued to the Bank to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to par value per share.  The warrant was exercisable only if the Company is in default under the loan agreement or related loan documents, the Lender delivers a notice to the Company and the Company does not cure the default within the applicable cure period. If the warrant became exercisable, then Lender may exercise the warrant in whole or in part, from time to time, to acquire warrant shares in a number that the Lender believes will, upon sale of such shares, be sufficient to cure or pay off the Company’s obligations due to the Lender under the loan documents. Under the terms of the Warrant, the Lender agreed that following any exercise of the warrant, Lender will use its best efforts to sell as promptly as reasonably practicable following such exercise, the shares of common stock acquired by the Lender upon such exercise, and that all of the net proceeds from such sales of warrant shares will be applied in satisfaction of the Company’s obligations under the loan documents. On June 28, 2018, the Company and the Lender amended the warrant and the loan and security agreement to provide that effective as of June 1, 2018, if the Company has not paid in full all amounts that are required to be paid to the Lender under the loan documents on or before the maturity date of the loan, then the Lender may exercise the Warrant, in whole or in part, to acquire a number of warrant shares as described above. In July 2018, the Lender delivered a notice of exercise of the warrant and sold warrant shares in an amount sufficient to satisfy substantially all of the outstanding principal balance of the loan. The Company paid in cash the remaining principal and accrued unpaid interest, and there is no outstanding balance under the Adamis Working Capital Line. There was no gain or loss upon extinguishment of the debt. The Adamis Working Capital Line was not renewed and the account was closed as of December 31, 2018. In addition, the Lender released the Company’s $1.0 million restricted Certificate of Deposit that had served as additional collateral for the Adamis Working Capital Line, and the amount is no longer restricted cash.

As of March 31, 2019 and December 31, 2018, the loan balance on the Adamis Working Capital Line of credit was $0. Interest expense for the three months ended March 31, 2019 and 2018 related to the loan was approximately $0 and $23,000, respectively.

Loans Assumed from Acquisition of USC:

Building Loan

In connection with the closing of the acquisition of USC by the Company and the agreements relating to the transaction, an entity of which certain or former officers or stockholders of USC are members, agreed to sell to the Company, the building and property owned by the entity on which USC’s offices are located, in consideration of the Company being added as an additional ”borrower” and assuming the obligations under the loan agreement, promissory note and related loan documents that the entity and certain other parties previously entered into with the Lender.

On November 10, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, the Company agreed to pay the Bank monthly payments of principal and interest of $15,411, with a final balloon payment and any other amounts due under the loan documents due and payable in August 2019.

As of March 31, 2019 and December 31, 2018, the outstanding principal balance owed on the applicable note was approximately $2,224,000 and $2,249,000, respectively. The loan currently bears an interest of 3.75% per year and interest expense for the quarter ended March 31, 2019 and 2018 was approximately $21,000 and $22,000, respectively.

  Equipment Loans, Consolidated

Equipment Loan, Tribute. In connection with the Company’s acquisition of USC by means of a merger transaction (the “Merger”), Tribute Labs, LLC, a Nevada limited liability company and former related party of USC (“Tribute” or “Borrower”), assigned to Adamis all of its rights under the loan agreement, promissory note and related loan documents that Tribute and certain other parties previously entered into with the Lender (the “Tribute Loan Documents”). Adamis agreed to become an additional co-borrower and to assume Borrower’s obligations under the Tribute Loan Documents, in consideration of the transfer to USC of laboratory equipment owned by Tribute and used to perform testing services for USC’s formulations, and Lender consented to such assignment. The outstanding unpaid principal balance under the applicable note that was consolidated, as described below, to one equipment loan was approximately $518,000. Prior to the consolidation, the loan had an interest rate of 4.75% per year.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly payment of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of March 31, 2019 and December 31, 2018, the outstanding unpaid principal balance was approximately $235,000 and $334,000, respectively. Interest expense for the quarter ended March 31, 2019 and 2018 was approximately $3,000 and $6,000, respectively.

Loan Amendment, Forbearance and Assumption Agreement

In connection with the Company's acquisition of USC in April 2016,  Adamis was added as a “Borrower” and co-borrower under the loan agreements and related loan documents between USC (and certain other entities) and Lender (the “USC Loan Documents”), and assumed all of the rights, duties, liabilities and obligations as a Borrower and a party under the USC Loan Documents, jointly and severally with the current borrowers under each of the USC Loan Documents. The parties also agreed that the real and personal property securing each of the USC Loans will also secure each of the other USC Loans, as well as the Adamis Working Capital Line of $2.0 million.

The notes included in the USC Loan Documents are subject to customary subjective acceleration clauses, effective upon a material impairment in collateral, a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the note. As of March 31, 2019, the Company was not in breach of any of the debt covenants or subjective acceleration clauses.

At March 31, 2019, the principal maturities of the amended long-term debts were as follows:

Years Ending December 31	Building Loan	Equipment Loan	Total
Remainder of 2019	$2,224,294	$234,630	$2,458,924

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

On September 26, 2018, the Company brought action against Belcher Pharmaceuticals, LLC (“Belcher”) in the United States District Court for the Middle District of Florida for a declaratory judgment (“Complaint”) of non-infringement of certain patents in which Belcher claims rights, relating to certain methods of preparing epinephrine solutions and treating allergic reactions using a method of preparing certain epinephrine solutions (collectively the “Patents-in-Suit”).  The Complaint seeks a declaratory judgment that the company’s Symjepi™ (epinephrine) Injection product (“Symjepi”) does not infringe the Patents-in-Suit.  On November 7, 2018, Belcher filed its Answer and Counterclaim to the Complaint and alleged that the company infringes the Patents-in-Suit as a result of the Symjepi product.  Belcher’s Counterclaim seeks damages and injunctive relief in conjunction with the infringement claims.  The company responded to the Counterclaim by generally denying any wrongdoing and asserting the affirmative defense that the Patents-in-Suit are invalid.  The parties exchanged initial disclosures and initiated discovery in January 2019.  On December 28, 2018, Belcher filed a reissue application for one of the Patents-in-Suit seeking to amend the asserted claims and correct an improper benefit claim.  On March 29, 2019, the parties agreed to stay the litigation at the District Court pending the outcome of the reissue application and the Company’s petition for inter partes review, filed with the U.S. Patent and Trademark Office in April 2019, to challenge the validity of the remaining Patent-in-Suit.  The Company believes that its Symjepi product does not infringe any valid and enforceable patent held by Belcher, and that Belcher’s Counterclaim is without merit.  The Company intends to defend against Belcher’s claims and pursue all available legal remedies available to the company against Belcher.

The Company has a production threshold commitment to a manufacturer of our Symjepi Products where the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. The Company believes that the production thresholds will be met in the succeeding periods, or if not that the fees will not be material, as they are prorated based on actual production.

Note 10: Stock Option Plans, Shares Reserved and Warrants

On January 1, 2019, pursuant to the 2009 Equity Incentive Plan the number of shares reserved for the issuance of stock awards increased by 2,364,568 shares.

On January 30, 2019, the Company granted options to purchase 90,000 shares of common stock to the non-employee directors of the Company under the 2009 Plan with an exercise price of $3.09 per share. The options will vest over a period of one year. These options were valued using the Black-Scholes option pricing model, the expected volatility was approximately 56%, the term was six years, the dividend rate was 0.0 % and the risk-free interest rate was approximately 2.6%, which resulted in a calculated fair value of approximately $152,000.

On January 30, 2019, the Company awarded Restricted Stock Units (“RSUs”) covering 2,349,350 shares of common stock to the officers and employees of the Company under the 2009 Plan; as of the date of grant, the market price of the common stock was $3.09 per share. These RSUs vest in equal amounts each quarter on the determined date over a period of three years from grant date provided that the recipient has continued to provide services to the Company, or earlier upon the occurrence of certain events including a Change in Control of the Company (as defined in the 2009 Plan), or earlier upon the recipient’s separation from service to the Company by reason of death or disability (as defined in the 2009 Plan). The calculated fair value of the RSUs was approximately $7,259,000.

On January 30, 2019, the Company awarded RSUs covering 36,985 shares of common stock to an employee of the Company under the 2009 Plan; as of the date of grant, the market price of the common stock was $3.09 per share. These RSUs were vested in full at grant date. The calculated fair value of the RSUs was approximately $114,000.

The following table summarizes the outstanding stock option activity for the three months ended March 31, 2019:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining |Contract Life
Outstanding Options as of December 31, 2018	9,298,101	$4.40	7.92 years

Options Granted	90,000	3.09	9.84 years
Options Exercised	—	—	—
Options Canceled/Expired	(442,223)	3.31	—

Outstanding Options as of March 31, 2019	8,945,878	$4.43	6.81 years

Exercisable Options at March 31, 2019	6,653,303	$4.84	6.18 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 8,945,878 and 9,298,101 stock options outstanding at March 31, 2019 and December 31, 2018, respectively, was approximately $0. The aggregate intrinsic value of 6,653,303 and 6,130,337 stock options exercisable at March 31, 2019 and December 31, 2018, was approximately $0.

The following table summarizes warrants outstanding at March 31, 2019 and December 31, 2018:

March 31, 2019	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2019
Preferred Stock Series A-1Warrants	1,183,432	$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414	$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000	$2.98	August 3, 2016	August 3, 2021
Total Warrants	2,134,670

December 31, 2018	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2019
Underwriter Warrants	4,217	$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A-1 Warrants	1,183,432	$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414	$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000	$2.98	August 3, 2016	August 3, 2021
Total Warrants	2,138,887

The following table summarizes the RSUs outstanding at March 31, 2019 and December 31, 2018:

March 31, 2019	RSU Shares		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	350,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	228,141	(2)	$2.83	February 21, 2018
Company Executives and Employees	2,349,350	(3)	$3.09	January 30, 2019
Total RSUs	3,877,491

(1) The RSUs will fully vest on the seventh anniversary of the date of grant if the recipient has provided continuous service or upon change of control or upon death or disability.

(2) The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

(3) The RSUs vest ratably quarterly over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

December 31, 2018	RSU Shares		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	350,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	342,212	(2)	$2.83	February 21, 2018
Total RSUs	1,642,212

(1) The RSUs will fully vest on the seventh anniversary of the date of grant if the recipient has provided continuous service or upon change of control or upon death or disability.

(2) The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

Expense related to RSUs for the three months ended March 31, 2019 and 2018 was approximately $802,000 and $258,000, respectively.

At March 31, 2019, the Company has reserved shares of common stock for issuance upon exercise of outstanding options, warrants including all of the warrants in the table above and restricted stock units, as follows:

Warrants	2,134,670
Restricted Stock Units ("RSUs")	3,877,491
2009 Equity Incentive Plan	8,945,878
Total Shares Reserved	14,958,039

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory approvals; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we may require additional funding during 2019 to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2018 (sometimes referred to as the “2018 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in this Report and in the 2018 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2018 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

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

Epinephrine Injection USP 1:1000 0.3mg Pre-Filled Single Dose Syringe

On June 15, 2017, the FDA approved the Company’s Symjepi™ (epinephrine) Injection 0.3mg product for the emergency treatment of allergic reactions (Type I) including anaphylaxis. Symjepi™ (epinephrine) Injection 0.3mg is intended to deliver a dose of epinephrine, which is used for emergency, immediate administration in acute anaphylactic reactions to insect stings or bites, allergic reaction to certain foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis for patients weighing 66 pounds or more.

On September 27, 2018, FDA approved our lower dose version (0.15mg) of Symjepi™ (epinephrine) Injection, for the emergency treatment of allergic reactions (Type I) including anaphylaxis in patients weighing 33 to 65 pounds. In July 2018, we entered into a Distribution and Commercialization Agreement with Sandoz Inc., a division of Novartis AG, to commercialize our Symjepi™ (epinephrine) Injection 0.3 mg product, as well as the lower dose Symjepi™ (epinephrine) Injection 0.15mg product. Under the terms of the agreement, we appointed Sandoz as the exclusive distributor of Symjepi in the United States and related territories, or the Territory, in all fields including both the retail market and other markets, and granted Sandoz an exclusive license under our patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the product in the Territory, subject to the provisions of the agreement, in partial consideration of an upfront fee by Sandoz and potential performance-based milestone payments. The agreement provides that Sandoz will pay to us 50% of the Net Profit from Net Sales, as each such term is defined in the agreement, of the product in the Territory to third parties, determined on a quarterly basis. We will be the supplier of the product to Sandoz, and Sandoz will order and pay us a supply price for quantities of products ordered. We will be responsible for all manufacturing and, prior to Sandoz paying the supply price, the component and supply costs related to manufacturing and supplying the product to Sandoz.

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

On January 16, 2019, we announced that Sandoz had launched Symjepi™ (epinephrine) 0.3 mg Injection in the U.S. market. Symjepi™ will be rolled out via a phased launch and will initially be available in the institutional setting, an established channel where Sandoz has a significant experience and knowledge, followed by anticipated introduction into the retail market. We also anticipate that Sandoz will launch the lower dose Symjepi™ 0.15 mg Injection product in the U.S. markets. See Note 2 to the financial statements for further information about the agreement.

Asthma; APC-1000 Metered Dose Inhaler

Our APC-1000 product candidate is a steroid hydrofluoroalkane, or HFA, metered dose inhaler product, intended for the treatment of asthma. Our product candidate, if developed and approved for marketing, will target a small niche within the larger market for respiratory products. We estimate that the annual global sales of prescription steroid HFA and similar products were approximately $2.7 billion in 2018, of which we intend to target a subset of that market.

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

In January 2018, we submitted an IND application to the FDA to begin Phase 3 efficacy studies for a new formulation of APC-1000. We received approval from the agency to proceed with the Phase 3 studies, and in December 2018, we initiated the start-up phase of the phase 3 studies of APC-1000. We anticipate that trial enrollment could commence in 2019.  However, we have delayed the continuation of the start-up phase and start of patent enrollment for the studies in light of, among other factors, the availability of adequate funding to continue and complete the studies.  The timing of enrollment for, and the pace of conduct, progress, and completion of, such studies, and our decisions concerning such matters, are affected by a number of factors, including without limitation the availability of adequate funding, the absence of unexpected regulatory issues or delays, the time period required to enroll a sufficient number of patients in the study, and the time required to complete and analyze the results of the studies. As discussed elsewhere in this Report, we will require additional funding to continue all of our anticipated product development activities, and product development times are subject to a number of risks and uncertainties, which can delay the actual development time beyond our estimates.

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

As announced in December 2018, the Company filed an NDA relating to its higher dose naloxone injection product for the treatment of opioid overdose.  On March 14, 2019, the Company received notice from the FDA that it had determined the NDA was sufficiently complete to permit a substantive review, and the agency provided a target agency action date of October 31, 2019.  The Company is currently exploring commercialization options for the Naloxone product and is engaged in discussions with potential commercialization and marketing partners.

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

On December 28, 2018, we filed an NDA for fast-disintegrating sublingual version of tadalafil (APC-8000) with the FDA. On February 26, 2019, we received a refusal to file letter from the FDA, indicating that upon its preliminary review, the FDA determined that the submitted NDA was not sufficiently complete to permit a substantive review.  The FDA requested that we supplement and include in any resubmitted NDA (i) longer real-time (versus accelerated) stability data and (ii) additional dissolution data for both the clinical and registration batches. The agency indicated that it would refund 75% of the total user fee that we submitted with the NDA. After reviewing and considering the FDA’s comments, we have determined that the information, data and deliverables that the agency would require for a resubmitted NDA to be deemed complete would require significant additional time and resources to complete.  For that reason and to prioritize our financial resources among our activities, products and product candidate pipeline, we have determined not to devote significant resources to further development work on APC-8000 at the present time.  We intend to continue to evaluate the market potential for this product candidate relative to our other pipeline product candidates, and we could determine in the future to continue development of APC-8000. However, we cannot provide any assurances concerning the likelihood of continuing the development of APC-8000, or the amount of time or costs that may be associated with the activities and data that may be required to enable a resubmission of the NDA. If we determine to resubmit the NDA, there can be no assurances concerning the acceptance of the NDA by the FDA, the review time by FDA, or the FDA’s response to any resubmitted NDA.

Going Concern and Management’s Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended December 31, 2018 and 2017 indicating that we have incurred recurring losses from operations and are dependent on additional financing to fund operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.  As of March 31, 2019, we had cash of approximately $9.2 million, an accumulated deficit of approximately $161.9 million, and liabilities of approximately $12.9 million. We anticipate that we will need significant funding during 2019 to continue operations, satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. Such additional funding may not be available, may not be available on reasonable terms, and, in the case of equity funding, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three months ended March 31, 2019, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds in 2019 from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources and revenues from existing agreements and sales of prescription compounded formulations, we would exhaust our resources and be unable to continue operations.

Our management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations. However, there can be no assurance that we will be able to obtain required funding. If we are unsuccessful in securing sufficient funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures, delay development or commercialization of some or all of our products and reduce the scope of our operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Results of Operations

Three Months Ended March 31, 2019 and 2018

Revenues.  Revenues were approximately $4,906,000 and $3,179,000 for the three months ended March 31, 2019 and 2018, respectively.  Revenues increased by approximately $1,727,000 in the first quarter of 2019 compared to the comparable period of 2018. The increase in revenues reflected an increase in sales of USC’s sterile pharmaceutical formulations resulting in part from an increase in production capacity in order to meet product demand and marketing personnel efforts. The increase in revenue for the three-month period 2019 was supplemented by approximately $465,000 of outsourced manufacturing revenue relating to sales of Symjepi™ (epinephrine) Injection 0.3mg. There was no revenue relating to sales of that product for the three months ended March 31, 2018.

Cost of Goods Sold. Cost of goods sold was approximately $3,625,000 and $2,063,000 for the three months ended March 31, 2019 and 2018, respectively.  Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for the three months ended March 31, 2019 was approximately 26% compared to approximately 35% for the three months ended March 31, 2018. The cost of goods sold for the three-month 2019 period compared to the three-month period of 2018 increased primarily due to the increase of approximately $573,000 in compensation, consulting services and other employee benefits as a result of new hires related to the increase in production and added shifts at USC. Approximately $989,000 of the increase was due to an increase in direct materials, supplies and obsolete inventory; caused by an increase in production of compounded formulations and Symjepi™ (epinephrine) Injection 0.3mg.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the three months ended March 31, 2019 and 2018 were approximately $8,021,000 and $6,474,000, respectively. Compensation expense for SG&A employees increased by approximately $841,000 for the three-month period in 2019 year compared to the same period in 2018, primarily due to new hires, increase in sales commissions related to the increase in sales, increases in salary expenses and bonus accruals, and expenses associated with equity compensation and other employee benefits.  Approximately $498,000 of the increase for the three-month period in 2019 compared to the same period in 2018 was primarily due to the PDUFA fees for the Symjepi™ (epinephrine) Injection 0.15mg approved in September 2018; expenses related to certain of our product candidates; and outside services and professional fees related to business development, legal and other related services.  Approximately $208,000 of the increase for the first quarter of 2019 compared to the same period of 2018 was due to increases in patent expenses primarily related to our product candidates and Symjepi™ (epinephrine) Injection; and increases in rent expense, supplies, and other related expenses.

Research and Development Expenses.  Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $2,197,000 and $2,249,000 for the three months ended March 31, 2019 and 2018, respectively. The decrease in research and development expenses for the three months ended March 31, 2019, compared to the 2018 period was primarily due to a decrease of approximately $1,409,000 in development costs of our product candidates, including APC-5000, APC-6000, APC-7000, and APC-8000, including approximately $970,000 of refunded filing fees for an NDA for APC-8000 filed in December 2018.  The decrease was partially offset by an increase of approximately $836,000 in development costs attributed to the APC-1000 product candidate and the Symjepi™ (epinephrine) Injection products, which includes additional maintenance and validation costs of its assembly lines; and general research and development consulting and other related expenses.  Compensation for research and development employees increased by approximately $408,000 for the three months ended March 31, 2019, compared to the 2018 three-month period, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with equity compensation and other employee benefits. Research and development costs for the three months ended March 31, 2019 also included an increase of approximately $113,000 of obsolete Symjepi™ inventory that is expected to expire before its sale.

Other Expense. Other Income (Expenses) consists primarily of interest income and interest expense. Other income (expense) for the three months ended March 31, 2019 and 2018 was approximately $50,000 and ($12,000), respectively.  The increase in other income and decrease in other expense during the three-month period in 2019, compared to the same period in 2018, was primarily due to the decrease of approximately $27,000 in interest expense and a $35,000 increase in interest income.  The decrease in debt related expenses for the three-month period ended March 31, 2019, compared to the comparable period in 2018 was due to the working capital loan in the principal amount of $2.0 million and other bank loan obligations assumed in connection with the acquisition of USC in April 2016 being fully paid off.

Liquidity and Capital Resources

We have incurred net losses of approximately $8.9 million and $7.6 million for the three months ended March 31, 2019 and 2018, respectively. Since inception, and through March 31, 2019, we have an accumulated deficit of approximately $161.9 million. Since inception and through March 31, 2019, we have financed operations principally through debt financing and through public and private issuances of common stock and preferred stock. We anticipate that if our existing cash together with revenues in future quarters during 2019 are not sufficient to cover our expenses, we will need additional funding during 2019 to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. We expect to finance future cash needs primarily through proceeds from equity or debt financings, sales or out-licensing or intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceuticals companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations.

Total assets were approximately $52.7 million and $58.4 million as of March 31, 2019 and December 31, 2018, respectively.   Current assets exceed current liabilities by approximately $6.1 million and $14.2 million as of March 31, 2019 and December 31, 2018, respectively.

Net cash used in operating activities for the three months ended March 31, 2019 and 2018, was approximately $8.3 million and $7.9 million, respectively. Net cash used in operating activities increased primarily due to the increase in operating losses; increase in accounts receivable and prepaid expenses; and a decrease in accounts payable and accrued expenses as compared to 2018.

Net cash used in investing activities was approximately $1,666,000 and $201,000 for three months ended March 31, 2019 and 2018, respectively. The net cash used in investing activities increased primarily due to the purchase of additional equipment.

Net cash used in financing activities was approximately $142,000 and $120,000 for the three months ended March 31, 2019 and 2018, respectively. Net cash used in financing activities consisted of principal payments of finance leases and USC's building and equipment loans.

As noted above under the heading “Going Concern and Management Plan,” through March 31, 2019, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations. Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional specialty pharmaceutical products and begin to realize revenues from sales of such additional products, and during this period Adamis could require additional funds. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. The Company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 have not significantly changed, except as described in Note 1 to accompanying financial statements included in this Quarterly Report on Form 10-Q, including regarding the additional policy adopted during the three months ended March 31, 2019.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the financial statements included in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At March 31, 2019, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls

There has been no change during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 26, 2018, the company brought action against Belcher Pharmaceuticals, LLC (“Belcher”) in the United States District Court for the Middle District of Florida for a declaratory judgment (“Complaint”) of non-infringement of certain patents in which Belcher claims rights, relating to certain methods of preparing epinephrine solutions and treating allergic reactions using a method of preparing certain epinephrine solutions (collectively the “Patents-in-Suit”).  The Complaint seeks a declaratory judgment that the company’s Symjepi™ (epinephrine) Injection product (“Symjepi”) does not infringe the Patents-in-Suit.  On November 7, 2018, Belcher filed its Answer and Counterclaim to the Complaint and alleged that the company infringes the Patents-in-Suit as a result of the Symjepi product.  Belcher’s Counterclaim seeks damages and injunctive relief in conjunction with the infringement claims.  The company responded to the Counterclaim by generally denying any wrongdoing and asserting the affirmative defense that the Patents-in-Suit are invalid.  The parties exchanged initial disclosures and initiated discovery in January 2019.  On December 28, 2018, Belcher filed a reissue application for one of the Patents-in-Suit seeking to amend the asserted claims and correct an improper benefit claim.  On March 29, 2019, the parties agreed to stay the litigation at the District Court pending the outcome of the reissue application and the company’s forthcoming petition for inter partes review, filed with the U.S. Patent and Trademark Office in April 2019, to challenge the validity of the remaining Patent-in-Suit.  The Company believes that its Symjepi product does not infringe any valid and enforceable patent held by Belcher, and that Belcher’s Counterclaim is without merit.  The Company intends to defend against Belcher’s claims and pursue all available legal remedies available to the company against Belcher.

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

We may require additional funding to continue as a going concern.

We incurred net losses of approximately $39.0 million and $8.9 million for the year ended December 31, 2018 and the three months ended March 31, 2019, respectively, and a net loss of approximately $25.5 million for the year ended December 31, 2017.  At March 31, 2019, we had cash and cash equivalents of approximately $9.2 million, accounts receivable of approximately $1.8 million and liabilities of approximately $12.9 million. The development of our business will require additional funds in 2019 to help fund the development and commercialization of our products and product candidates and conduct research and development of other product candidates, as well as to fund capital expenditures and our ongoing operations at USC and satisfy our obligations and liabilities. In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital. Delays in obtaining required funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

Our ability to obtain financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

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

We incurred net losses of approximately $39.0 million and $8.9 million for the year ended December 31, 2018 and the three months ended March 31, 2019, respectively, and a net loss of approximately $25.5 million for the year ended December 31, 2017.  From inception through March 31, 2019, we have an accumulated deficit of approximately $161.9 million.  We expect that these losses could increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products.  These losses will cause, among other things, our stockholders’ equity and working capital to decrease.  Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

There can be no assurance that we will be able to generate sufficient product revenue and amounts payable to us under our commercialization agreement with Sandoz or other commercialization agreements that we may enter into to become profitable at all or on a sustained basis. We expect to have quarter-to-quarter fluctuations in revenue and expenses, some of which could be significant, due in part to variations in expenses and activities relating to research, development, clinical trial, marketing and manufacturing. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our products do not achieve market acceptance, we may never become profitable. As we commercialize and market products, we will need to incur expenses for product marketing and brand awareness and conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, could result in substantial operating losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.

Except for our Symjepi products, we have not received regulatory approval for any drugs or products.  Since our fiscal 2010 year, except for revenues from sales of compounded pharmacy formulations after our acquisition of USC in 2016 and amounts that we may receive pursuant to our commercialization agreement with Sandoz, we have not generated commercial revenue from marketing or selling any drugs or other products.  We expect to incur substantial net losses for the foreseeable future.  We may never be able to commercialize any additional product candidates that are subject to regulatory approval or be able to generate revenue from sales of such products.  Because of the risks and uncertainties associated with developing and commercializing our specialty pharmaceuticals and other product candidates, we are unable to predict when we may commercially introduce such products, the extent of any future losses or when we will become profitable, if ever.

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

Our product development plans concerning our allergy and respiratory products and product candidates, including APC-1000, APC-4000, APC-6000 and APC-8000, are affected by many factors, many of which are difficult to predict.  Some of the factors that could affect our development plans for our products and product candidates include: the availability of adequate funding to support product development efforts and sales and marketing efforts for approved products; general market conditions and developments in the marketplace including the introduction of potentially competing new products by our competitors; the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the applicable product; the outcome of discussions with the FDA concerning the regulatory approval pathway of the applicable product; the FDA’s review and acceptance of NDAs that we may file concerning our product candidates; any unexpected difficulties in licensing or sublicensing intellectual property rights that may be required for other components of the product; patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) or ANDA filings; any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product; and unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product if we decide to market a product ourselves rather than seek a commercialization partner.

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

If the Section 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the Section 505(b)(2) NDA has been accepted for filing by the FDA. We provided such a Paragraph IV certification in connection with our NDA filing with the FDA in December 2018 relating to our APC-6000 naloxone injection product candidate, and following the FDA’s acceptance for filing and review of the NDA in March 2019, we provided such a notice. The NDA and patent holders may then initiate a patent infringement suit against the Section 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement lawsuit within 45 days of receipt of the notification regarding a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest to occur of 30 months beginning on the date the patent holder receives notice, expiration of the patent, settlement of the lawsuit, or until a court deems the patent unenforceable, invalid or not infringed. As of the date of this Report, such 45-day period has not expired with respect to our APC-6000 NDA and we have not received notice of the filing of a patent infringement lawsuit relating to our APC-6000 product candidate.

If we rely in our Section 505(b)(2) regulatory filings on clinical trials conducted, or the FDA’s prior findings of safety and effectiveness, for a previously approved drug product that involves patents referenced in the Orange Book, then we will need to make the patent certifications or the Paragraph IV certification described above. If we make a Paragraph IV certification and the holder of the previously approved product that we referenced in our application initiates patent litigation within the time periods described above, then any FDA approval of our 505(b)(2) application would be delayed until the earlier of 30 months, resolution of the lawsuit, or the other events described above. Accordingly, our anticipated dates relating to review and approval of a product that was subject to such litigation would be delayed. In addition, we would incur the expenses, which could be material, involved with any such patent litigation. As a result, we may invest a significant amount of time and expense in the development of our product only to be subject to significant delay and patent litigation before our product may be commercialized, if at all.

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

The pharmaceutical industry has been characterized by significant litigation and other proceedings regarding patents, patent applications, trademarks, and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include any third parties initiating litigation claiming that our products infringe their patent or other intellectual property rights, such as the litigation described elsewhere in this Report under the heading “Legal Proceedings,” or that one of our trademarks or trade names infringes the third party’s trademark rights; in such case, we will need to defend against such proceedings. For example, the field of generic pharmaceuticals is characterized by frequent litigation that occurs in connection with the regulatory filings under Section 505(b)(2) of the FDCA and attempts to invalidate the patent of the reference drug.

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

At December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, and credit carryforwards which, subject to certain limitations, we may use to reduce future taxable income or offset income taxes due.  Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. Pursuant to Internal Revenue Code Section 382, the annual use of the NOLs and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As noted in Note 20 to the financial statements appearing in the 2018 Form 10-K, our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo additional ownership changes, our ability to use our NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may be materially limited in our ability to utilize our NOLs and credit carryforward.

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

USC could receive additional Form 483 inspectional observations, warning letters, or other communications from the FDA or state regulatory authorities, and federal or state proceedings alleging non-compliance with FDA requirements and other applicable federal or state regulatory legal requirements could adversely affect our business, financial condition, and results of operations.

Human drug compounding outsourcing facilities have historically been subject to FDA inspections on an irregular basis and are now subject to FDA inspections on a risk-based schedule in accordance with DQSA Section 503B(b)(4). Observations by the FDA of potentially violative conditions during inspections are required to be reported to facility management at the close of the inspection on FDA Form 483. It is common for such reports to be provided in connection with inspections of compounding outsourcing facilities, and observations may be further followed by warning letters and other enforcement actions as the FDA deems warranted. In March 2014, August 2015, July 2016, and February 2019, USC received Form 483 inspectional observations following FDA inspections of its outsourcing facility, noting inspectional observations of a number of observed potential deficiencies relating to USC’s facility and practices.

Following the August 2015 Form 483 observations, and prior to our acquisition of USC, USC temporarily suspended production of sterile products and voluntarily recalled certain lots of sterile product. USC determined there was no evidence that any compounded sterile products were defective, but decided to voluntarily recall all sterile product that remained within expiry and temporarily halt sterile production. USC responded to the August 2015 Form 483 observations and took a number of corrective actions, including enhancing quality control and production systems. Approximately around the time of its acquisition by Adamis, USC resumed production and sale of its sterile products. In July 2016, USC received Form 483 observations following FDA inspections of its outsourcing facility, noting inspectional observations of a number of observed deficiencies relating to USC’s facility and practices. USC responded in writing to the inspectional observations in July 2016 and provided supplemental responses to FDA in April 2017. In October 2017, USC received a Warning Letter referencing the August 2015 and July 2016 Form 483 inspectional observations. USC provided a written response to the FDA that further described the completed corrective actions that were taken in response to the inspectional observations.  In November 2018, FDA responded to the 2017 Warning Letter Response submitted by USC and indicated it would look for evidence of corrective action and further clarification of policies and procedures on a future inspection. USC was inspected by FDA in the early part of 2019, with a Form 483 issued to site management in February 2019. USC duly responded to the inspectional observations in writing in March 2019.

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

Compounded drugs are not FDA-approved. As a 503B human drug compounding outsourcing facility, USC’s compounded formulations are not subject to the FDA drug approval process. This means that FDA does not verify the safety or effectiveness of the medications compounded and distributed by USC, but rather FDA establishes standards for manufacturing processes controls to ensure drug quality. Consumers and health professionals rely on the drug approval process to ensure that drugs are safe and effective and made in accordance with Federal quality standards. Compounded drugs also lack an FDA finding of manufacturing quality before such drugs are marketed. Drugs available through branded and generic drug companies have been approved for marketing and sale by the FDA and are subject to many more requirements than drugs compounded in outsourcing facilities. In addition, some compounding pharmacies have been the subject of widespread negative media coverage in recent years. As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, compounded drugs. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use USC’s compounded formulations could include the following, among others: applicable law limits our ability to discuss the efficacy or safety of USC’s formulations with potential users to the extent applicable data is available; and our compounded preparations are primarily sold on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the private payors and government programs such as Medicare and Medicaid programs. Failure by physicians, patients, other potential customers, or third-party payors, to accept compounded drugs could substantially limit USC’s market and cause its and our business and operations to suffer.

Formulations prepared and dispensed by compounding pharmacies contain ingredients purchased from FDA-registered suppliers, but the finished compounded drug products are not themselves approved by the FDA. The drug products available through branded and generic drug companies have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. For example, the FDA has in the past requested that a number of compounding pharmacies conduct a recall of all non-expired, purportedly sterile drug products and cease sterile compounding operations due to lack of sterility assurance, and additional compounding pharmacies have suspended sterile production or voluntarily recalled certain sterile compounding products after an FDA inspection of the relevant facilities. As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these compounded formulations. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use USC’s compounded formulations could include the following, among others: applicable law limits our ability to discuss the efficacy or safety of USC’s formulations with potential users to the extent applicable data is available; our compounded preparations are primarily sold on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; or ordering physicians or their delegates may be unwilling or logistically unable to provide attestation of clinical need as required by FDA pursuant to guidance documents published in 2018. Any failure by physicians, patients, or third-party payors, to accept compounded formulations could substantially limit USC’s market and cause its and our business and operations to suffer. An incident similar to the fungal meningitis outbreak in 2012, which was caused by a compounding pharmacy, could cause USC’s customers to reduce their use of outsourced compounded medications significantly or even stop using outsourced compounded medications altogether. States have in the past enacted, and could in the future enact, regulations prohibiting or restricting the use of outsourcing compounded medication service providers in response to such incidents. Such prohibitions or restrictions on outsourced compounded preparations by states, or reduced customer demand as a result of an incident with compounded medication providers, could have a material adverse effect on USC’s and our business, results of operations and financial condition.

In addition, in 2017, a lawsuit was filed by a pharmaceutical company, Endo International plc, alleging that FDA has improperly enforced DQSA related to its interim draft guidance on compounding from bulk drug ingredients. In January 2018, FDA and Endo agreed to stay this lawsuit pending FDA releasing new guidance on this topic, a draft of which was published at the end of March 2018. In September 2018, the FDA and Endo agreed to an additional stay of the lawsuit until December 31, 2018, pending the FDA’s continued evaluation of its preliminary assessment that outsourcing facilities should not be able to compound drugs products that contain any of three specific bulk drug ingredients. On January 7, 2019, the court entered another order staying the matter until counsel for the Federal Government notifies the Court that federal appropriations have been restored. In March 2019, the FDA issued final guidance and moved to formally remove two substances from the interim list that permitted their use, and a decision regarding a third substance is still pending. While the three specific substances at issue in FDA’s updated interim list were not of material importance to USC, the potential exists for the FDA to take similar action in the future relative to other bulk drug substances that may be more significant to USC’s business, without extended notice, solicitation of comments, or Administrative Procedures Act procedures, which could result in a loss of revenue resulting from any affected USC products. USC is working proactively with industry stakeholders and regulatory authorities regarding the FDA’s guidance and actions, and believes that the impact on USC and other 503B outsourcing facilities of the regulatory expectations regarding bulk substances will depend in part on how the guidance is implemented, interpreted, and applied over time.

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

Many competitors that market and sell compounded preparations have longer operating histories and may have greater financial, marketing, and other resources than we do. We are significantly smaller than some of such competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market, and commercialize any of USC’s formulations or compete for market share in these sectors. These potential competitors could leverage existing resources and experience operating in industries that are subject to significant regulatory oversight in order to overcome certain barriers to entry. Consequently, competitors may be able to develop products and services competitive with, or superior to, USC’s products and services. Furthermore, we may not be able to differentiate USC’s compounded preparations and services from those of our competitors, successfully develop or introduce new services—on a timely basis or at all—that are less costly than those of our competitors or offer customers payment and other commercial terms as favorable as those offered by our competitors. We expect competition to intensify as technology advances, such as those in the field of robotics and automation, and consolidation continues. Also, new developments by pharmaceutical manufacturers, such as increasing the number of abbreviated new drug applications, to cover less frequently used drug formulations, could render some or most of USC’s products or services obsolete. In addition, the drug products available through branded and generic drug companies with which USC’s formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. USC’s compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, USC’s formulations. The DQSA prohibits compounding facilities, both 503A and 503B, from compounding products that are considered “essentially a copy” of approved drug products offered by traditional pharmaceutical manufacturers. In January 2018, FDA published Final Guidance on what it considers to be “essentially a copy” of approved drug products. This policy added the requirement that purchasers and prescribers document on each order and prescription the specific clinical need for the compounded medication. Some purchasers and prescribers may be unwilling to complete this additional documentation, resulting in decreased demand for the compounded drug products.

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

Because health care costs have risen significantly, numerous initiatives and reforms by legislatures, regulators, and third-party payors to curb these cost increases have resulted in a trend in the health care industry to consolidate product suppliers and purchasers. Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with significant market power, and we expect this trend to continue. As provider networks consolidate, thereby decreasing the number of market participants, competition to provide products and services such as those offered by USC will become more intense, and the importance of establishing relationships with key industry participants will become greater. In addition, industry participants may try to use their increased market power to negotiate price reductions for USC’s products and services. If we are forced to reduce prices as a result of either an imbalance of market power or decreased demand for USC’s products, our business, financial conditions and results of operations would be adversely affected.

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

The Amended Loan Documents with the Bank include a variety of representations, warranties and covenants that we are required to comply with. If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law. At March 31, 2019, our aggregate indebtedness under the Amended Loan Documents was approximately $2,459,000.

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

If USC’s sales increase in the future, it may need to expend significant resources to further grow its sales and marketing employees and internal infrastructure and properly train sales personnel, including without limitation with respect to regulatory compliance matters. We may not be able to secure sales personnel or relationships that are adequate in number or expertise to successfully market and sell USC’s products and services. A failure to maintain compliant and adequate sales and marketing capabilities could have a material adverse effect on USC’s and our business, financial conditions, and results of operations.

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

USC’s pharmacy business is impacted by federal and state laws and regulations governing, among other things: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing, and labeling of prescription drugs and related services; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries, including state pharmacy, manufacturer, wholesaler and distribution licensure and registration or permit standards; rules and regulations issued pursuant to HIPAA, and other state and federal laws related to the use, disclosure and transmission of health information; and state and federal controlled substance laws. USC’s or our failure to comply with any of these laws and regulations could severely limit or curtail USC’s or our pharmacy operations, which could materially harm USC’s and our business, financial conditions and results of operations. Further, our business could be adversely affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations. We could incur significant costs in order to comply with such regulations.

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

The production, distribution, processing, formulation, packaging, and labeling of pharmaceutical products and services such as USC’s compounded formulations are subject to extensive regulation by federal agencies, including the FDA and the DEA. We and USC are also subject to a significant number of state and local laws and regulations. Compliance with these federal, state, and local laws and regulations, including compliance with any newly enacted regulations, requires the substantial expenditure of time, money, and effort. Failure to comply with FDA requirements and other federal or state governmental laws and regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, exposure to product liability claims, total or partial suspension of production or distribution, enforcement actions, injunctions and civil or criminal prosecution, any of which could have a material adverse effect on USC’s and our business, financial condition, or results of operations. Further, the publicity of any violations or perceived violations of these laws and regulations could result in significant reputational harm to USC’s or our business.

The federal, state, and local laws and regulations applicable to the pharmaceutical and compounding industries are subject to frequent change, whether through change in law or through interpretation or enforcement. Changes in these laws and regulations may require changes to USC’s or our business and operations that may be difficult to implement and require significant expenditures. For example, as a result of the increased scrutiny resulting from the 2012 meningitis outbreak that was traced to a Massachusetts compounding pharmacy, in 2013 the U.S. Congress passed the DQSA, which sets forth new standards applicable to outsourcing facilities such as USC’s and invites voluntary registration with the FDA. The DQSA also permits states to continue to impose separate regulatory requirements. Under the DQSA, USC has registered with the FDA as a Section 503B outsourcing facility and has implemented policies and procedures that are intended to achieve compliance with the DQSA requirements for such facilities. However, there can be no assurance that we or USC are fully compliant with these requirements, and any failure to comply may result in additional costs to bring such facilities into compliance. Moreover, the FDA continues to issue draft and final guidance under the DQSA, including those relating to cGMPs, which may require further changes to USC’s business, facilities or processes, some of which may be significant.

State legislatures and regulatory authorities also reacted to the fungal meningitis outbreak by imposing additional regulatory requirements on compounding activities for outsourcing compounders and reminding outsourcing compounders of regulatory requirements already in effect. Since 2012, the FDA has convened a number of inter-governmental working meetings with government officials from each state, the District of Columbia and Puerto Rico, to discuss topics such as oversight of compounding, including the implementation of the DQSA, and opportunities to better protect public health by strengthening oversight of compounders through improved collaboration between the FDA and the states. As a result of such meetings, the FDA and the states committed, among other things, to enhance inter-agency communication surrounding the implementation of the DQSA, which may lead to additional guidance or regulation in the future. If federal, state, or local regulatory authorities place new restrictions or limitations on USC’s or our operations, USC’s or our business, financial conditions or results of operations could be materially adversely affected.

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

Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities, and subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not to comply with these laws. If our or USC’s activities fail to comply with such requirements, we could be forced to permanently or temporarily cease or limit the applicable compounding operations, which could severely limit USC’s ability to market and sell formulations in such states and could materially harm USC’s and our business, financial condition and results of operations. Any such noncompliance could also result in complaints or adverse actions by other state boards of pharmacy, FDA inspection of the facility to determine compliance with the FDCA, loss of FDCA exemptions provided under Section 503A or 503B, warning letters, injunctions, prosecution, fines and loss of required government licenses, certifications and approvals, any of which could involve significant costs and adversely affect our business, financial condition, and results of operations.

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

USC’s 503B outsourcing facility operations must continually adhere to (i) applicable cGMP requirements, which are issued and enforced by the FDA through regulations and guidance and interpreted and enforced through its inspection programs, and (ii) sterile product requirements under applicable state law, such as General Chapter <797> (“USP <797>”), published by the U.S. Pharmacopeia or USP Convention, a scientific standard-setting organization, which have been codified in many states and which have historically been enforced by applicable state boards of pharmacy through inspection programs but are also enforceable by the FDA. In complying with applicable cGMPs and USP <797>, including revisions to key chapters in 2019, we must expend time, money and effort in production, record-keeping, and quality control to ensure that USC’s products and services meet applicable specifications and requirements. In July 2014, the FDA issued draft guidance for cGMPs for human drug compounding outsourcing facilities, such as USC’s. This draft guidance was revised in December 2018. USC has assessed this revised draft guidance and is implementing pertinent improvements or changes to its processes, procedures, policies, or facility to achieve the expected level of compliance. Because this cGMP draft guidance has not been finalized and may be significantly changed prior to being made final, we may need to expend substantial additional resources to comply with the final applicable cGMPs, along with any additional modifications over time.

 The FDA and other governmental entities enforce compliance with regulations and guidance through periodic risk-based inspections. We received FDA Form 483 observations following inspections in 2014, 2015, 2016, and 2019. If any of these entities were to deem inspectional observations at USC’s facilities or our responses to such observations to be unsatisfactory, operations at such facility could be interrupted or halted, and we may incur unanticipated compliance expenditures and be subject to enforcement actions such as recall or seizure of USC products, injunctions, civil penalties and criminal prosecution. In addition, any regulatory deficiencies or suspension resulting in compounding interruptions or halts may disrupt USC’s or our ability to meet our production and contractual obligations to USC’s customers and lead to significant delays in the availability of USC’s compounded preparations, which could have a material adverse effect on USC’s and our business, results of operations and financial condition. Similarly, any adverse publicity associated with any such events could have a material impact on USC’s and our reputation and results of operations.

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

Certain of USC’s compounded preparations contain controlled substances or “certain list I chemicals,” which are subject to extensive regulation by the DEA regarding procurement, manufacture, storage, shipment, sale, and use. These regulations are also imposed on USC and its suppliers, vendors and customers and add additional complications and costs to the storage, use, sale and distribution of such products. Government quotas on controlled substances limit the supply of components for certain of USC’s compounded preparations and restrict the ability to distribute those preparations. Our inability to obtain authorization from the DEA to procure the controlled or listed substances used in USC’s compounded preparations could have an adverse impact on USC’s and our business, financial condition, and results of operations.

The FDA reviews the safety of controlled substances on an ongoing basis, and it is possible that these regulatory agencies could impose additional restrictions on marketing or distribution of such products, or could withdraw regulatory approval for materials that USC uses as components in its products. Failure to comply with relevant regulations governing controlled substances could result in civil penalties, refusal to renew necessary registrations, initiation of proceedings to revoke such registrations, reductions of the amounts of controlled substances that USC may obtain and, in certain circumstances, criminal prosecution. If the FDA or the DEA withdraw the approval of, or placed additional significant restrictions on, USC’s products or the components used in them, sales of USC products and the ability to promote USC products and services could be materially and adversely affected. Also, the DEA or applicable state regulatory bodies may in the future seek to regulate additional ingredients in USC’s compounded preparations as controlled substances or listed chemicals.

USC and its customers are subject to a variety of federal, state and local laws and regulations relating to the general healthcare industry, which are subject to frequent change.

Participants in the healthcare industry, including USC and its suppliers and customers, are subject to a variety of federal, state, and local laws and regulations. Laws and regulations in the healthcare industry are extremely complex and, in many instances, industry participants do not have the benefit of significant regulatory or judicial interpretation. Though certain of these healthcare laws and regulations are not directly applicable to USC or us, they may be applicable to USC’s customers, third-party vendors, and other supply chain partners. For example, the PPACA was enacted in 2010, and many of the structural changes enacted by the PPACA were implemented in 2014. However, some of the applicable regulations and sub-regulatory guidance under the PPACA have not yet been issued or finalized. These reforms affect the coverage and plan designs that are or will be provided by many of USC’s customers’ third-party payors. As a result, such reforms could affect the ability of our USC’s to purchase USC products or services and, as a result, adversely impact our revenues. We cannot predict what effect, if any, the PPACA, related regulations and sub-regulatory guidance may have on USC’s or our business.

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

The market price of our common stock may fluctuate substantially. For example, from January 2017 to March 31, 2019, the market price of our common stock has fluctuated between $1.98 and $6.45. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of March 31, 2019, we had 47,442,414 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of March 31, 2019, we had reserved for issuance 8,945,878 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.43 per share, we had outstanding restricted stock units covering 3,877,491 shares of common stock, and we had outstanding warrants to purchase 2,134,670 shares of common stock at a weighted-average exercise price of $3.75 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options.

Some of our outstanding warrants may result in dilution to our stockholders.

As of March 31, 2019, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50 per share. As of March 31, 2019, 2,075,846 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following private placement transactions: warrants to purchase 1,183,432 shares at an exercise price of $4.10 per share in our January 2016 Series A-1 Convertible Preferred Stock transaction; warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; and warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of March 31, 2019, our directors, executive officers and their respective affiliates owned approximately 1.2% of our outstanding shares of common stock and our largest stockholder owned approximately 7.2% of the outstanding shares of our common stock. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	2019 Bonus Plan. (1)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed with the Commission on February 5, 2019.

* Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: May 9, 2019	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: May 9, 2019	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Senior Vice President and Chief Financial Officer

