Form 10-Q
period 2019-06-30
Adamis Pharmaceuticals Corp
filed 2019-08-08
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of August 6, 2019, was 61,438,109.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31,
	(Unaudited)	2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,092,689	$19,271,642
Accounts Receivable, net	2,902,280	1,155,166
Inventories, net	2,914,486	3,279,032
Prepaid Expenses and Other Current Assets	2,062,427	2,078,413
	11,971,882	25,784,253
LONG TERM ASSETS
Security Deposits	54,655	54,655
Intangible Assets, net	12,101,441	13,210,596
Goodwill	7,640,622	7,640,622
Fixed Assets, net	11,501,412	9,867,921
Right -of-Use Assets	2,119,113	—
Other Non-Current Assets	1,700,000	1,800,000
Total Assets	$47,089,125	$58,358,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,271,095	$4,170,720
Deferred Revenue	964,296	1,011,246
Accrued Other Expenses	2,487,182	2,340,095
Accrued Bonuses	959,868	1,448,505
Lease Liabilities, current portion	445,401	—
Bank Loans - Building and Equipment	2,334,037	2,583,134
	11,461,879	11,553,700
LONG TERM LIABILITIES
Deferred Tax Liability, net	112,530	112,530
Lease Liabilities, net of current portion	1,705,930	—
Total Liabilities	13,280,339	11,666,230
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Series A-2 Convertible, Zero and Zero Issued and Outstanding at June 30, 2019 (Unaudited) and December 31, 2018, respectively.	—	—
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 48,161,066 and 47,814,315 Issued, 47,638,109 and 47,291,358 Outstanding at June 30, 2019 and December 31, 2018, respectively	4,816	4,781
Additional Paid-in Capital	203,439,869	199,696,656
Accumulated Deficit	(169,630,649)	(153,004,370)
Treasury Stock, at cost - 522,957 Shares and 522,957 at June 30, 2019 and December 31, 2018, respectively	(5,250)	(5,250)
Total Stockholders’ Equity	33,808,786	46,691,817
Total Liabilities and Stockholders’ Equity	$47,089,125	$58,358,047

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$5,764,899	$3,920,566	$10,670,671	$7,099,800
COST OF GOODS SOLD	3,665,565	2,394,394	7,291,033	4,457,557
Gross Profit	2,099,334	1,526,172	3,379,638	2,642,243

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,000,339	6,362,931	15,021,803	12,836,746
RESEARCH AND DEVELOPMENT	2,845,745	4,835,634	5,042,260	7,084,702
Loss from Operations	(7,746,750)	(9,672,393)	(16,684,425)	(17,279,205)

OTHER INCOME (EXPENSE)
Interest Expense	(22,954)	(51,435)	(46,962)	(102,103)
Interest Income	34,117	21,457	108,495	60,566
Total Other Income (Expense), net	11,163	(29,978)	61,533	(41,537)
Net (Loss)	$(7,735,587)	$(9,702,371)	$(16,622,892)	$(17,320,742)

Basic and Diluted (Loss) Per Share	$(0.16)	$(0.29)	$(0.35)	$(0.52)

Basic and Diluted Weighted Average Shares Outstanding	47,539,186	33,389,600	47,425,971	33,389,505

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2018	47,814,315	$4,781	$199,696,656	(522,957)	$(5,250)	$(153,004,370)	$46,691,817
Cumulative effect from adoption of Topic 842 (1)	—	—	—	—	—	(3,387)	(3,387)
Issuance of RSU's	151,056	15	(15)	—	—	—	—
Share Based Compensation	—	—	1,977,930	—	—	—	1,977,930
Net (Loss)	—	—	—	—	—	(8,887,305)	(8,887,305)
Balance March 31, 2019	47,965,371	4,796	201,674,571	(522,957)	(5,250)	(161,895,062)	39,779,055
Issuance of RSU's	195,695	20	(20)	—	—	—	—
Share Based Compensation	—	—	1,765,318	—	—	—	1,765,318
Net (Loss)	—	—	—	—	—	(7,735,587)	(7,735,587)
Balance June 30, 2019	48,161,066	$4,816	$203,439,869	(522,957)	$(5,250)	$(169,630,649)	$33,808,786

	Common Stock		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2017	33,696,950	$3,369	$153,546,932	(307,540)	$(5,229)	$(113,997,588)	$39,547,484
Share Based Compensation	—	—	1,517,657	—	—	—	1,517,657
Net (Loss)	—	—	—	—	—	(7,618,371)	(7,618,371)
Balance March 31, 2018	33,696,950	3,369	155,064,589	(307,540)	(5,229)	(121,615,959)	33,446,770
Common Stock Issued for Exercised Options	720	1	(1)	—	—	—	—
Share Based Compensation	—	—	1,654,421	—	—	—	1,654,421
Net (Loss)	—	—	—	—	—	(9,702,371)	(9,702,371)
Balance June 30, 2018	33,697,670	$3,370	$156,719,009	(307,540)	$(5,229)	$(131,318,330)	$25,398,820

(1)	The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases. Refer to the recent accounting pronouncements footnote for further details.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(16,622,892)	$(17,320,742)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	3,743,248	3,172,078
Provision for Bad Debts	33,956	84,350
Provision for Excess and Obsolete Inventory	539,758	2,805,609
Depreciation and Amortization Expense	1,453,668	1,544,003
Gain on Sale of Fixed Assets	(9,000)	(758)
Change in Assets and Liabilities
(Increase) Decrease in:
Accounts Receivable - Trade	(1,781,070)	(499,578)
Inventories	(175,212)	(3,590,891)
Prepaid Expenses and Other Current Assets	15,986	83,139
Other Non-Current Assets	100,000	—
Increase (Decrease) in:
Accounts Payable	369,589	1,227,391
Deferred Revenue	(46,950)	7,317
Accrued Other Expenses and Bonuses	(310,903)	87,765
Net Cash (Used) in Operating Activities	(12,689,822)	(12,400,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(2,203,948)	(1,270,486)
Net Cash (Used) in Investing Activities	(2,203,948)	(1,270,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payment of Finance Leases	(36,086)	—
Payment of Bank Loans	(249,097)	(239,840)
Net Cash (Used) in Financing Activities	(285,183)	(239,840)
(Decrease) in Cash and Restricted Cash	(15,178,953)	(13,910,643)
Cash, Cash Equivalents and Restricted Cash:
Beginning Cash, Cash Equivalents and Restricted Cash	19,271,642	18,332,702
Ending Cash, Cash Equivalents and Restricted Cash	$4,092,689	$4,422,059

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and Cash Equivalents	$4,092,689	$3,406,331
Restricted Cash	—	1,015,728
Total Cash, Cash Equivalents and Restricted Cash	$4,092,689	$4,422,059
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$9,612	$8,650
Cash Paid for Interest	$47,011	$108,796
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Increase (Decrease) in Accrued Capital Expenditures	$(269,214)	$1,017,300

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

Liquidity and Capital Resources

The Company's cash and cash equivalents were $4,092,689 and $19,271,642 at June 30, 2019 and December 31, 2018, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that it believes will be required to support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three and six months ended June 30, 2019, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the three and six month periods ended June 30, 2019 and June 30, 2018 consist of outstanding equity classified warrants (2,134,670 and 3,166,995, respectively), outstanding options (8,346,058 and 9,352,243, respectively), and outstanding restricted stock units (3,681,796 and 1,642,212, respectively).

Prior Periods Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation related to the reserve for inventory obsolescence in the condensed consolidated statement of cash flows and had no effect on cash used in operations or statement of cash flows for the periods ended June 30, 2019 and June 30, 2018. The reclassification has no effect on the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018, or the condensed consolidated statement of operations for the three months and six months ended June 30, 2019 and June 30, 2018.

Recently Adopted Accounting Pronouncement

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

 The Company has the following payment considerations with Sandoz: (1) Fixed consideration. One-time milestone payment, which grants Sandoz the material right for the distribution and commercialization of the Product in the United States market only. This one-time milestone payment is a non-refundable up-front fee. Revenue from this up-front fee is recognized over the initial 10-year term of the contract, which is substantially the expected customer life. The period of recognition is subject to adjustment if the expected customer life changes; and (2) Variable considerations which are recognized upon satisfaction of the performance obligation, comprised of the following:

(i)

Firm Orders consisting of purchase orders specifying quantities ordered by Sandoz. Sandoz is obligated to pay Adamis for Products ordered based on a supply pricing arrangement plus additional cost of shipping and distribution. This variable consideration does not require estimation, as the terms of the variable payment relate to the Company's efforts to satisfy distinct goods in the contract;

(ii)

Profit sharing arrangement, which requires Sandoz to pay Adamis 50% of the net profit generated from the sale of Products by Sandoz over a given quarter. The variable consideration from profit sharing is estimated based on current sales levels and historical experience using the expected value method, subject to constraint; and

(iii)

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

Disaggregation of Revenue

As operations under a sterile environment is covered by Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, and the U.S. Drug Quality and Security Act, USC’s sterile operations are governed by specific regulatory and quality requirements. Any deviation from these exacting standards could result in a stoppage of operations, recall of products, and a significant reduction in revenues. The Company employs rigorous quality controls and outside testing facilities to minimize the likelihood of this occurrence. The Company outsources the manufacturing of the SYMJEPI product to third party manufacturers who bear the responsibility of maintaining a suitable environment as governed by specific regulatory and quality requirements.

The following table presents the Company's revenues disaggregated by outsourced manufacturing, sterile and non-sterile regulatory environments for the three months and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Outsourced Manufacturing	$1,119,584	$—	$1,584,573	$—
Sterile	3,324,679	2,111,509	6,498,814	3,882,245
Non-Sterile	1,320,636	1,809,057	2,587,284	3,217,555
Total	$5,764,899	$3,920,566	$10,670,671	$7,099,800

The Company's revenues relating to its FDA approved product SYMJEPI are dependent on an exclusive distribution agreement with Sandoz and the Company’s pharmacy formulations rely, in large part, on sales generated from clinics and hospital customers. Adverse economic conditions pose a risk that the Company’s customers may reduce or cancel spending, which would impact the Company’s revenues.

The following table presents the Company's revenue disaggregated by end market for the three months and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Distribution Channel - Sandoz	$1,119,584	$—	$1,584,573	$—
Clinics/Hospitals	4,428,879	3,365,302	8,473,072	6,117,912
Direct to Patients	216,436	555,264	613,026	981,888
Total	$5,764,899	$3,920,566	$10,670,671	$7,099,800

Deferred Revenue

Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company's satisfaction of performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company's customers. For the three months ended June 30, 2019 and 2018, $28,248 and $12,043 of the revenues recognized were reported as deferred revenue as of March 31, 2019 and 2018, respectively, and for the six months ended June 30, 2019 and 2018, $61,246 and $14,758 of the revenues recognized were reported as contract liabilities as of December 31, 2018 and 2017, respectively. Included in the deferred revenue at June 30, 2019 and December 31, 2018 was $950,000 and $1.0 million, respectively, relating to the non-refundable upfront payment received from Sandoz pursuant to the Agreement between the Company and Sandoz.

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

The Company capitalized the $2.0 million fee paid to a financial advisor as an incremental cost of obtaining a contract to commercialize and distribute the Company’s first FDA approved product SYMJEPI with Sandoz. The costs were deferred and will be amortized over the economic benefit period estimated to be approximately 10 years from date of product launch, based on the contract term. The period of recognition is subject to adjustment in future periods if the expected customer life changes. The deferred costs were classified as current or non-current in the Company’s condensed consolidated balance sheets based on the timing of when the Company expects to recognize the expense. As of June 30, 2019 and December 31, 2018, the Company had $1,900,000 and $2.0 million, respectively, of deferred costs related to obtaining a contract with $100,000 and $50,000 amortized to Selling, General and Administrative expenses during the six months and three months ended June 30, 2019, respectively.

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

Note 3: Inventories

Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Finished Goods	$1,296,494	$1,320,738
Raw Material	417,853	527,308
Devices	1,200,139	1,430,986
	$2,914,486	$3,279,032

 Reserve for obsolescence as of June 30, 2019 and December 31, 2018 was approximately $225,000 and $526,000, respectively.

Note 4: Fixed Assets

Fixed assets at June 30, 2019 and December 31, 2018 are summarized in the table below:

Description	Useful Life (Years)	June 30, 2019	December 31, 2018
Building	30	$3,040,000	$3,040,000
Machinery and Equipment	3 - 7	2,473,988	2,244,744
Furniture and Fixtures	7	126,654	126,654
Automobile	5	9,500	9,395
Leasehold Improvements	7 - 15	284,037	284,037
Total Fixed Assets		5,934,179	5,704,830
Less: Accumulated Depreciation		(1,869,895)	(1,578,049)
Land		460,000	460,000
Construction In Progress - Equipment		6,977,128	5,281,140
Fixed Assets, net		$11,501,412	$9,867,921

Depreciation expense for the three months ended June 30, 2019 and 2018 was approximately $145,000 and $154,000, respectively; and for the six months ended June 30, 2019 and 2018, depreciation expense was approximately $301,000 and $306,000, respectively.

Note 5: Intangible Assets and Goodwill

Intangible assets at June 30, 2019 and December 31, 2018 are summarized in the tables below:

June 30, 2019	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(5,339,785)	$4,368,915
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,275,866)	2,687,134
Non-compete Agreement - USC, 3 years	1,639,000	(1,639,000)	—
Customer Relationships - USC, 10 years	5,572,000	(1,793,874)	3,778,126
Website Design - USC, 3 years	25,163	(12,571)	12,592
Total Definite-lived Assets	21,102,063	(10,255,296)	10,846,767
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
SYMJEPI Domain Name	9,674	—	9,674
Balance, June 30, 2019	$22,356,737	$(10,255,296)	$12,101,441

December 31, 2018	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(4,854,350)	$4,854,350
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,077,716)	2,885,284
Non-compete Agreement, 3 years	1,639,000	(1,485,721)	153,279
Customer Relationships, 10 years	5,572,000	(1,515,274)	4,056,726
Website Design, 3 years	16,163	(9,880)	6,283
Total Definite-lived Assets	21,093,063	(9,137,141)	11,955,922
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
SYMJEPI Domain Name	9,674	—	9,674
Balance, December 31, 2018	$22,347,737	$(9,137,141)	$13,210,596

Amortization expense for the three months ended June 30, 2019 and 2018 was approximately $499,000 and $619,000, respectively; and for the six months ended June 30, 2019 and 2018, amortization expense was approximately $1,118,000 and $1,238,000, respectively.

Estimated amortization expense of definite-lived intangible assets at June 30, 2019 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
Remainder of 2019	$966,379
2020	1,927,370
2021	1,927,370
2022	1,926,768
2023	1,924,370
Thereafter	2,174,510
Total	$10,846,767

   Goodwill recorded related to the acquisition of USC in 2016 was approximately $7,641,000. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized but rather evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. The carrying value of the Company's goodwill as of June 30, 2019 and December 31, 2018 was approximately $7,641,000.

Note 6: Leases

The Company has two operating leases, one for an office space and another for an office space and manufacturing facility; and two finance leases for an office equipment and plant equipment. As of June 30, 2019, the leases have remaining terms between four months and less than five years. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating and financing lease assets and liabilities recognized on the condensed consolidated balance sheets as of June 30, 2019:

Right-of Use Assets	June 30, 2019
Operating Leases	$2,083,901
Financing Leases	35,212
$2,119,113

Lease Liabilities, Current	June 30, 2019
Operating Leases	$412,424
Financing Leases	32,977
$445,401
Lease Liabilities, Non-Current
Operating Leases	$1,702,123
Financing Leases	3,807
$1,705,930
Total Lease Liabilities	$2,151,331

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

The Company's weighted average remaining lease term and weighted average discount rate for operating and financing leases as of June 30, 2019 are:

June 30, 2019	Operating	Financing
Weighted Average Remaining Lease Term	4.44 Years	.65 Years
Weighted Average Discount Rate	3.95%	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheets as of June 30, 2019:

June 30, 2019	Operating	Financing
Remainder of 2019	$235,229	$31,180
2020	508,056	4,651
2021	520,993	1,550
2022	534,295	—
2023	515,257	—
Undiscounted Future Minimum Lease Payments	2,313,830	37,381
Less: Difference between undiscounted lease payments and discounted lease liabilities	199,283	597
Total Lease Liabilities	$2,114,547	$36,784

Operating lease expense was approximately $128,000 and $257,000 for the three months and six months ended June 30, 2019. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Financing lease costs for the three months and six months ended June 30, 2019 included approximately $18,000 and $34,000, respectively, in right-of-use asset amortization and approximately $400 and $1,000, respectively, of interest expense. Financing lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $260,000 for the six months ended June 30, 2019. Cash paid for amounts included in the measurement of financing lease liabilities were approximately $37,000 for the six months ended June 30, 2019.

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

As of June 30, 2019 and December 31, 2018, the loan balance on the Adamis Working Capital Line of credit was $0. Interest expense related to the loan for the three months ended June 30, 2019 and 2018 was approximately $0 and $24,000, respectively; and for the six months ended June 30, 2019 and 2018, interest expense was approximately $0 and $47,000, respectively.

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

As of June 30, 2019 and December 31, 2018, the outstanding principal balance owed on the applicable note was approximately $2,199,000 and $2,249,000, respectively. The loan currently bears an interest of 3.75% per year. Interest expense for the three month periods ended June 30, 2019 and 2018 was approximately $21,000 and $22,000, respectively; and for the six month periods ended June 30, 2019 and 2018, interest expense was approximately $42,000 and $44,000, respectively.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of June 30, 2019 and December 31, 2018, the outstanding unpaid principal balance was approximately $135,000 and $334,000, respectively. Interest expense for the three months ended June 30, 2019 and 2018 was approximately $2,000 and $6,000, respectively; and for the six months ended June 30, 2019 and 2018, interest expense was approximately $5,000 and $12,000, respectively.

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

The notes included in the USC Loan Documents are subject to customary subjective acceleration clauses, effective upon a material impairment in collateral, a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the note. As of June 30, 2019, the Company was not in breach of any of the debt covenants or subjective acceleration clauses.

At June 30, 2019, the outstanding principal maturities of the amended long-term debts were as follows:

Years ending December 31,	Building Loan	Equipment Loan	Total
Remainder of 2019	$2,199,297	$134,740	$2,334,037

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

Litigation with Belcher Pharmaceuticals

    On September 26, 2018, the Company brought action against Belcher Pharmaceuticals, LLC (“Belcher”) in the United States District Court for the Middle District of Florida for a declaratory judgment (“Complaint”) of non-infringement of certain patents in which Belcher claims rights, relating to certain methods of preparing epinephrine solutions and treating allergic reactions using a method of preparing certain epinephrine solutions (collectively the “Patents-in-Suit”).  The Complaint sought a declaratory judgment that the company’s SYMJEPI (epinephrine) Injection product (“SYMJEPI”) does not infringe the Patents-in-Suit.  On November 7, 2018, Belcher filed its Answer and Counterclaim to the Complaint and alleged that the Company infringes the Patents-in-Suit as a result of the SYMJEPI product.  Belcher’s Counterclaim seeks damages and injunctive relief in conjunction with the infringement claims.  The Company responded to the Counterclaim by generally denying any wrongdoing and asserting the affirmative defense that the Patents-in-Suit are invalid.  The parties exchanged initial disclosures and initiated discovery in January 2019.  On December 28, 2018, Belcher filed a reissue application for one of the Patents-in-Suit seeking to amend the asserted claims and correct an improper benefit claim.  On March 29, 2019, the parties agreed to stay the litigation at the District Court pending the outcome of the reissue application and the Company’s petition for inter partes review, filed with the U.S. Patent and Trademark Office in April 2019, to challenge the validity of the remaining Patent-in-Suit.  The Company believes that its SYMJEPI product does not infringe any valid and enforceable patent held by Belcher, and that Belcher’s Counterclaim is without merit.  The Company intends to defend against Belcher’s claims and pursue all available legal remedies available to the company against Belcher.

On July 24, 2019, the Company announced that Adamis and Belcher Pharmaceuticals, LLC (“Belcher”) agreed to settle all previously filed litigation between the parties, including the case filed by Adamis in the United States District Court for the Middle District of Florida in which Adamis was seeking a declaratory judgment of non-infringement of certain patents in which Belcher claimed rights, relating to certain methods of preparing epinephrine solutions (“Patent Case”), and the inter partes review proceeding filed by Adamis in the United States Patent and Trademark Office requesting a formal review of the validity of certain aspect of Belcher’s patents (“IPR”). Under the terms of the settlement agreement, Adamis agreed to voluntarily withdraw both the Patent Case and IPR and Belcher agreed to provide Adamis a worldwide, non-exclusive, fully paid-up, royalty-free license relating to Belcher’s patents for Adamis’ epinephrine injection product, SYMJEPI, and agreed not to make future claims of infringement relating to Adamis’ naloxone injection product candidate, ZIMHI™. The parties agreed to file requests of voluntary dismissal in the Florida court and USPTO, as appropriate.

Litigation with kaléo Inc.

On May 21, 2019, the Company announced that on May 20, 2019, it received notice that it had been named and served as a defendant in a lawsuit filed by kaléo Inc. in the United States District Court for the District of Delaware regarding Adamis’ higher dose naloxone injection product candidate, ZIMHI, for the treatment of opioid overdose, for which Adamis has previously submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) that is being reviewed by the agency.  The complaint alleges, among other things, that the company’s product candidate infringes patents purportedly held by kaléo relating to its naloxone auto-injector product.  The action was filed under the provisions of the Hatch-Waxman Act in response to Adamis’ Paragraph IV certification regarding the kaléo patents as part of the company’s NDA process, and results in an automatic stay of any final approval by the FDA of Adamis’ NDA.

On June 21, 2019, the Company filed two motions in the United States District Court for the District of Delaware in response to kaléo’s patent infringement lawsuit relating to ZIMHI.  The first was a motion to disqualify Cooley LLP as counsel to kaléo based on, among other things, conflicts of interest and violation of applicable ethical rules.  The second was a motion to dismiss the entire lawsuit for lack of subject matter jurisdiction.  Adamis filed an amendment to its original new drug application (“NDA”) removing any reference to kaléo’s EVZIO® product, which Adamis contends prevents kaléo from claiming infringement under the Hatch-Waxman Act. On the same day, Adamis filed a separate lawsuit in the United States District Court for the Eastern District of Virginia against kaléo, Inc. for cybersquatting under 15 U.S.C. § 1125(d), unfair competition under 15 U.S.C. § 1125(a), and common law unfair competition and trademark infringement for kaléo’s use of Adamis’ SYMJEPI trademark.  With this lawsuit, Adamis is seeking injunctive relief to prevent kaléo from using Adamis’ SYMJEPI trademark and damages for kaléo’s past use of Adamis’ SYMJEPI trademark in commerce.

On July 18, 2019, the Company  announced that Adamis and kaléo Inc. agreed to settle all previously announced litigation between the parties, including the case filed by kaléo in the United States District Court for the District of Delaware in which kaléo claimed specified aspects of Adamis’ ZIMHI naloxone product infringed certain kaléo-owned patents, and the case filed by Adamis in the United States District Court for the Eastern District of Virginia in which Adamis claimed specified actions by kaléo infringed Adamis’ SYMJEPI trademark.  As part of the resolution of the current litigation, kaléo agreed not to bring future action against Adamis relating to ZIMHI so long as Adamis does not reference kaléo’s product in a future filing with the FDA, and Adamis agreed not to bring future action against kaléo for acts that occurred prior to the settlement date.

Other

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

The following summarizes the stock option activity for the six months ended June 30, 2019 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding Options as of December 31, 2018	9,298,101	$4.40	7.92 years

Options Granted	90,000	3.09	9.59 years
Options Cancelled/Expired	(1,042,043)	4.34	—

Outstanding Options as of June 30, 2019	8,346,058	$4.38	6.89 years

Exercisable at June 30, 2019	6,551,706	$4.72	6.46 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 8,346,058 and 9,298,101 stock options outstanding at June 30, 2019 and December 31, 2018 was $0, respectively. The aggregate intrinsic value of 6,551,706 and 6,130,337 stock options exercisable at June 30, 2019 and December 31, 2018 was $0, respectively.

The following summarizes warrants outstanding at June 30, 2019 and December 31, 2018:

	Warrant	Exercise Price	Date	Expiration
June 30, 2019	Shares	Per Share	Issued	Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2019
Preferred Stock Series A-1 Warrants	1,183,432	$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414	$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000	$2.98	August 3, 2016	August 3, 2021
Total Warrants	2,134,670

December 31, 2018	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2019
Underwriter Warrants	4,217	$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A-1 Warrants	1,183,432	$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414	$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000	$2.98	August 3, 2016	August 3, 2021
Total Warrants	2,138,887

The following table summarizes the RSUs outstanding at June 30, 2019 and December 31, 2018:

June 30, 2019	RSU Shares		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	350,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	228,141	(2)	$2.83	February 21, 2018
Company Executives and Employees	2,153,655	(3)	$3.09	January 30, 2019
Total RSUs	3,681,796

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

Expense related to RSUs for the three months ended June 30, 2019 and 2018 was approximately $882,000 and $305,000, respectively; and for the six months ended June 30, 2019 and 2018, expense related to RSUs was approximately $1,684,000 and $563,000, respectively.

At June 30, 2019, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, convertible preferred stock shares and options granted under the 2009 Equity Incentive Plan, as follows:

Warrants	2,134,670
Restricted Stock Units (RSU)	3,681,796
2009 Equity Incentive Plan	8,346,058
Total Shares Reserved	14,162,524

Note 11: Subsequent Events

Litigation with Belcher Pharmaceuticals

On July 24, 2019, the Company announced that Adamis and Belcher Pharmaceuticals, LLC (“Belcher”) agreed to settle all previously filed litigation between the parties, including the case filed by Adamis in the United States District Court for the Middle District of Florida in which Adamis was seeking a declaratory judgment of non-infringement of certain patents in which Belcher claimed rights, relating to certain methods of preparing epinephrine solutions (“Patent Case”), and the inter partes review proceeding filed by Adamis in the United States Patent and Trademark Office requesting a formal review the validity of certain aspect of Belcher’s patents (“IPR”). Under the terms of the settlement agreement, Adamis agreed to voluntarily withdraw both the Patent Case and IPR and Belcher agreed to provide Adamis a worldwide, non-exclusive, fully paid-up, royalty-free license relating to Belcher’s patents for Adamis’ epinephrine injection product, SYMJEPI, and agreed not to make future claims of infringement relating to Adamis’ naloxone injection product candidate, ZIMHI. The parties agreed to file requests of voluntary dismissal in the Florida court and USPTO, as appropriate.

Litigation with kaléo Inc.

On July 18, 2019, the Company  announced that Adamis and kaléo Inc. agreed to settle all previously announced litigation between the parties, including the case filed by kaléo in the United States District Court for the District of Delaware in which kaléo claimed specified aspects of Adamis’ ZIMHI naloxone product infringed certain kaléo-owned patents, and the case filed by Adamis in the United States District Court for the Eastern District of Virginia in which Adamis claimed specified actions by kaléo infringed Adamis’ SYMJEPI trademark.  As part of the resolution of the current litigation, kaléo agreed not to bring future action against Adamis relating to ZIMHI so long as Adamis does not reference kaléo’s product in a future filing with the FDA, and Adamis agreed not to bring future action against kaléo for acts that occurred prior to the settlement date.

Financing

On August 5, 2019, the Company completed the closing of an underwritten public offering of 13,800,000 shares of common stock, and warrants (“Warrants”) to purchase up to 13,800,000 shares of common stock, which included 1,800,000 shares and Warrants to purchase up to 1,800,000 shares pursuant to the full exercise of the over-allotment option granted to the underwriters.  The exercise price of the Warrants is $1.15 per share, and the Warrants are exercisable for five years. Each share of common stock was sold together with a warrant to purchase one share of common stock for a combined public offering price of $1.00 per unit. Estimated net proceeds were approximately $12.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  Raymond James & Associates, Inc. acted as the sole book-running manager for the offering, and Maxim Group LLC acted as lead manager for the offering.  The securities were issued by the Company pursuant to a “shelf” registration statement on Form S-3 that the Company previously filed with the Securities and Exchange Commission, and a prospectus supplement and an accompanying prospectus relating to the offering.

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

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in the therapeutic areas of respiratory disease and allergy. Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis; SYMJEPI (epinephrine) Injection 0.15mg which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; a naloxone injection product candidate ("ZIMHI") based on the approved Symject™ injection device and intended for the treatment of opioid overdose for which the company submitted a New Drug Application, or NDA, in December 2018 which was accepted for review by the FDA in March 2019; a Beclomethasone metered dose inhaler product candidate (APC-1000) intended for the treatment of asthma for which the company submitted an Investigational New Drug application, or IND, in January 2018 and has initiated the start-up phase of  Phase 3 studies; and a fluticasone (APC-4000) dry powder inhaler, or DPI, product candidate for the treatment of asthma. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

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

SYMJEPI (epinephrine) Injection

On June 15, 2017, the FDA approved the Company’s SYMJEPI (epinephrine) Injection 0.3mg product for the emergency treatment of allergic reactions (Type I) including anaphylaxis. SYMJEPI (epinephrine) Injection 0.3mg is intended to deliver a dose of epinephrine, which is used for emergency, immediate administration in acute anaphylactic reactions to insect stings or bites, allergic reaction to certain foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis for patients weighing 66 pounds or more.

On September 27, 2018, FDA approved our lower dose SYMJEPI (epinephrine) Injection 0.15mg, for the emergency treatment of allergic reactions (Type I) including anaphylaxis in patients weighing 33 to 65 pounds. In July 2018, we entered into a Distribution and Commercialization Agreement with Sandoz Inc., a division of Novartis AG, to commercialize both of our SYMJEPI products. Under the terms of the agreement, we appointed Sandoz as the exclusive distributor of SYMJEPI in the United States and related territories, or the Territory, in all fields including both the retail market and other markets, and granted Sandoz an exclusive license under our patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the product in the Territory, subject to the provisions of the agreement, in partial consideration of an upfront fee by Sandoz and potential performance-based milestone payments. The agreement provides that Sandoz will pay to us 50% of the Net Profit from Net Sales, as each such term is defined in the agreement, of the product in the Territory to third parties, determined on a quarterly basis. We will be the supplier of the product to Sandoz, and Sandoz will order and pay us a supply price for quantities of products ordered. We will be responsible for all manufacturing and, prior to Sandoz paying the supply price, the component and supply costs related to manufacturing and supplying the product to Sandoz.

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

On January 16, 2019, we announced that Sandoz had launched SYMJEPI (epinephrine) 0.3 mg Injection in the U.S. market, initially available in the institutional setting. On July 9, 2019, we announced the full launch (institutional and retail) by Sandoz of both dose forms of the SYMJEPI injection products. See Note 2 to the financial statements for further information about the agreement.

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

In February 2015, we announced the result of our pharmacokinetic study, or PK study, comparing our beclomethasone dipropionate HFA, 80 mcg Inhalation Aerosol, product, APC-1000, with Teva Respiratory, LLC’s Qvar® (Beclomethasone Dipropionate HFA, 80 mcg Inhalation Aerosol) product. In January 2018, we submitted an IND application to the FDA to begin Phase 3 efficacy studies for a new formulation of APC-1000. We received approval from the agency to proceed with the Phase 3 studies, and in December 2018, we initiated the start-up phase of the phase 3 studies of APC-1000. However, we have delayed the continuation of the start-up phase and start of patent enrollment for the studies in light of, among other factors, the availability of adequate funding to continue and complete the studies.  The timing of enrollment for, and the pace of conduct, progress, and completion of, such studies, and our decisions concerning such matters, are affected by a number of factors, including without limitation the availability of adequate funding, the absence of unexpected regulatory issues or delays, the time period required to enroll a sufficient number of patients in the study, and the time required to complete and analyze the results of the studies. As discussed elsewhere in this Report, we may require additional funding to continue all of our anticipated product development activities, and product development times are subject to a number of risks and uncertainties, which can delay the actual development time beyond our estimates.

ZIMHI (naloxone) Injection

Naloxone is an opioid antagonist used to treat narcotic overdoses. Naloxone, which is generally considered the drug of choice for immediate administration for opioid overdose, blocks or reverses the effects of the opioid, including extreme drowsiness, slowed breathing, or loss of consciousness. Common opioids include morphine, heroin, tramadol, oxycodone, hydrocodone and fentanyl.

  As announced in December 2018, the Company filed an NDA relating to its higher dose naloxone injection product, ZIMHI, for the treatment of opioid overdose.  On March 14, 2019, the Company received notice from the FDA that it had determined the NDA was sufficiently complete to permit a substantive review, and the agency provided a target agency action date of October 31, 2019.  However, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to the timing of the FDA’s review process, FDA requests for additional data, information, materials or clarification, difficulties scheduling an advisory committee meeting, FDA workload issues, extensions resulting from the submission of additional information or clarification regarding information already in the submission within the last three months of the target PDUFA date, or other reasons. As a result, the dates of regulatory approval, if obtained, and commercial introduction of our product could be delayed beyond our expectations.  In June 2019, the Company amended the NDA to remove any reference to the EVZIO® product and withdrew the associated Paragraph IV certification relating to that product.  As a result, Narcan injectable (NDA 016636) now remains as the sole Reference Listed Drug and, because there are no Orange Book listed patents for NDA 016636, no patent certification is required.  The Company is conducting additional studies comparing the Company’s product and a relevant comparator and will submit the results to the FDA when completed. The Company is currently exploring commercialization options for the Naloxone product and is engaged in discussions with potential commercialization and marketing partners.

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

Other

We previously were pursuing development of a fast-disintegrating sublingual tablet containing tadalafil (APC-8000), a drug used for treating erectile dysfunction.

On December 28, 2018, we filed an NDA for a fast-disintegrating sublingual version of tadalafil with the FDA. On February 26, 2019, we received a refusal to file letter from the FDA, indicating that upon its preliminary review, the FDA determined that the submitted NDA was not sufficiently complete to permit a substantive review.  The FDA requested that we supplement and include in any resubmitted NDA (i) longer real-time (versus accelerated) stability data and (ii) additional dissolution data for both the clinical and registration batches. The agency indicated that it would refund 75% of the total user fee that we submitted with the NDA. After reviewing and considering the FDA’s comments, we have determined that the information, data and deliverables that the agency would require for a resubmitted NDA to be deemed complete would require significant additional time and resources to complete.  For that reason and to prioritize our financial resources among our activities, products and product candidate pipeline, we have determined not to devote significant resources to further development work on APC-8000.

Recent Developments

On August 5, 2019, the Company completed the closing of an underwritten public offering of 13,800,000 shares of common stock, and warrants (“Warrants”) to purchase up to 13,800,000 shares of common stock, which included 1,800,000 shares and Warrants to purchase up to 1,800,000 shares pursuant to the full exercise of the over-allotment option granted to the underwriters.  The exercise price of the Warrants is $1.15 per share, and the Warrants are exercisable for five years. Each share of common stock was sold together with a warrant to purchase one share of common stock for a combined public offering price of $1.00 per unit. Estimated net proceeds were approximately $12.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  Raymond James & Associates, Inc. acted as the sole book-running manager for the offering, and Maxim Group LLC acted as lead manager for the offering.  The securities were issued by the Company pursuant to a “shelf” registration statement on Form S-3 that the Company previously filed with the Securities and Exchange Commission, and a prospectus supplement and an accompanying prospectus relating to the offering.

Going Concern and Management Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended December 31, 2018 and 2017 indicating that we have incurred recurring losses from operations and are dependent on additional financing to fund operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.  As of June 30, 2019, we had cash of approximately $4.1 million, an accumulated deficit of approximately $169.6 million, and liabilities of approximately $13.3 million. As described above, in August 2019, we completed a public offering of common stock and Warrants, resulting in estimated net proceeds of approximately $12.7 million.  We could require significant funding in the future to continue operations, satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. Such additional funding, if required, may not be available, may not be available on reasonable terms, and, in the case of equity funding, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources would be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements included elsewhere herein for the six months ended June 30, 2019, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these unaudited condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds in 2019 from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources and revenues from existing agreements and sales of prescription compounded formulations, we would exhaust our resources and be unable to continue operations.

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

Revenues. Revenues were approximately $5,765,000 and $3,921,000 for the three months ended June 30, 2019 and 2018, respectively.  Revenues increased by approximately $1,844,000 in the three months ended June 30, 2019 compared to the comparable period of 2018.  Approximately $724,000 of the increase in revenues was due to the increase in sales of USC’s sterile pharmaceutical formulations resulting in part from an increase in production capacity in order to meet product demand and marketing personnel efforts. The increase in revenue for the three-month period 2019 was impacted by approximately $1,120,000 of outsourced manufacturing revenue relating to sales of SYMJEPI (epinephrine) Injection 0.3mg and .15mg. There was no revenue relating to sales of that product for the three months ended June 30, 2018.

Cost of Goods Sold. Cost of goods sold was approximately $3,666,000 and $2,394,000 for the three months ended June 30, 2019 and 2018, respectively.  Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for the three months ended June 30, 2019 was approximately 36% compared to approximately 39% for the three months ended June 30, 2018. The cost of goods sold for the three-month 2019 period compared to the three-month period of 2018 increased primarily due to the increase of approximately  $1,052,000 in direct materials, and supplies; primarily caused by an increase in production of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg. Approximately $220,000 of the increase was due to the increase in compensation, consulting services and other employee benefits as a result of new hires related to the increase in production and added shifts at USC.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the three months ended June 30, 2019 and 2018 were approximately $7,000,000 and $6,363,000, respectively. SG&A expenses increased by approximately $637,000 for the three-month period in 2019 year compared to the same period in 2018, primarily due to increases in sales commissions, facility costs, legal expenses and patent expenses of approximately $637,000.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $2,846,000 and $4,836,000 for the three months ended June 30, 2019 and 2018, respectively. The decrease in research and development expenses for the three months ended June 30, 2019, compared to the 2018 period was primarily due to a decrease of approximately $278,000 in development costs of our product candidates, including SYMJEPI (epinephrine) Injection products, APC-4000 and APC-8000.  The decrease was partially offset by an increase of approximately $267,000 in development costs attributed to the APC-1000, ZIMHI (naloxone) Injection and general research and development consulting and other related development expenses.  Compensation for research and development employees increased by approximately $258,000 for the three months ended June 30, 2019, compared to the 2018 three-month period, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with equity compensation and other employee benefits.  Write-offs related to obsolete SYMJEPI inventory that is expected to expire before resale decreased approximately $2,237,000 for the three months ended June 30, 2019 compared to the same period in 2018.

Other Income (Expense). Other Income (Expense) consists of interest expense and interest income.  Other income and expense for the three months ended June 30, 2019 and 2018 was approximately $11,000 and ($30,000), respectively.  The decrease in other expenses in the three months ended June 30, 2019, compared to the comparable period of 2018 was primarily due to a decrease in debt related expense (Interest Expense) of approximately $28,000 and an increase of interest income of approximately $13,000 for the three months ended June 30, 2019.

Six Months Ended June 30, 2019 and 2018

Revenues. Revenues were approximately $10,671,000 and $7,100,000 for the six months ended June 30, 2019 and 2018, respectively.  Revenues increased by approximately $3,571,000 in the first six months of 2019 compared to the comparable period of 2018.  Approximately $1,986,000 of the increase in revenues reflected an increase in sales of USC’s sterile pharmaceutical formulations resulting in part from an increase in production capacity in order to meet product demand and marketing personnel efforts. The increase in revenue for the six-month period 2019 was also impacted by approximately $1,585,000 of outsourced manufacturing revenue relating to sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg. There was no revenue relating to sales of that product for the six months ended June 30, 2018.

Cost of Goods Sold. Cost of goods sold was approximately $7,291,000 and $4,458,000 for the six months ended June 30, 2019 and 2018, respectively.  Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for the six months ended June 30, 2019 was approximately 32% compared to approximately 37% for the six months ended June 30, 2018. The cost of goods sold for the six-month 2019 period compared to the six-month period of 2018 increased primarily due to the increase of approximately $890,000 in compensation, consulting services and other employee benefits as a result of new hires related to the increase in production and added shifts at USC. Approximately $1,943,000 of the increase was due to an increase in direct materials, supplies and obsolete inventory; primarily caused by an increase in production of SYMJEPI (epinephrine) Injection 0.3mg and .15mg.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the six months ended June 30, 2019 and 2018 were approximately $15,022,000 and $12,837,000, respectively. Compensation expense for SG&A employees increased by approximately $787,000 for the six-month period in 2019 year compared to the same period in 2018, primarily due to new hires, increase in sales commissions related to the increase in sales, increases in salary expenses and bonus accruals, and expenses associated with equity compensation and other employee benefits.  Approximately $975,000 of the increase for the six-month period in 2019 compared to the same period in 2018 was primarily due to the PDUFA fees for the SYMJEPI (epinephrine) Injection 0.15mg approved in September 2018; expenses related to certain of our product candidates; and outside services and professional fees related to business development, legal and other related services.  Approximately $423,000 of the increase for the first six months of 2019 compared to the same period of 2018 was due to increases in patent expenses primarily related to our product candidates and SYMJEPI (epinephrine) Injection; and increases in rent expense, supplies, and other related expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $5,042,000 and $7,085,000 for the six months ended June 30, 2019 and 2018, respectively. The decrease in research and development expenses for the six months ended June 30, 2019, compared to the 2018 period was primarily due to a decrease of approximately $1,469,000 in development costs of our product candidates, including ZIMHI (naloxone) Injection, APC-4000 and APC-8000, including approximately $970,000 of refunded filing fees for an NDA for APC-8000 filed in December 2018.  The decrease was partially offset by an increase of approximately $882,000 in development costs attributed to the APC-1000 product candidate and the SYMJEPI (epinephrine) Injection products, which includes additional maintenance and validation costs of its assembly lines; and general research and development consulting and other related expenses.  Compensation for research and development employees increased by approximately $668,000 for the six months ended June 30, 2019, compared to the 2018 six-month period, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with equity compensation and other employee benefits. Write-offs related to obsolete SYMJEPI inventory that is expected to expire before resale decreased approximately $2,124,000 for the six months ended June 30, 2019 compared to the same period in 2018.

Other Income (Expense). Other Income (Expense) consists of interest expense and interest income.  Other income and expense for the six months ended June 30, 2019 and 2018 was approximately $62,000 and ($42,000), respectively.  The decrease in other expenses in the six months ended June 30, 2019, compared to the comparable period of 2018 was primarily due to a decrease in debt related expense (Interest Expense) of approximately $55,000 and an increase of interest income of approximately $48,000 for the six months ended June 30, 2019.

Liquidity and Capital Resources

We have incurred net losses of approximately $16.6 million and $17.3 million for the six months ended June 30, 2019 and 2018, respectively. Since inception, and through June 30, 2019, we have an accumulated deficit of approximately $169.6 million. Since inception and through June 30, 2019, we have financed operations principally through debt financing and through public and private issuances of common stock and preferred stock. As described above, in August 2019, we completed a public offering of common stock and Warrants, resulting in estimated net proceeds of approximately $12.7 million.  If our existing cash together with revenues in future quarters are not sufficient to cover our expenses, we may require additional funding to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. We expect to finance future cash needs primarily through proceeds from equity or debt financings, sales or out-licensing or intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceuticals companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations.

Total assets were approximately $47.1 million and $58.4 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, current assets exceed current liabilities by approximately $510,000 and as of December 31, 2018, current assets exceed current liabilities by approximately $14.2 million.

Net cash used in operating activities for the six months ended June 30, 2019 and 2018, was approximately $12.7 million and $12.4 million, respectively. Net cash used in operating activities increased primarily due to the increase in operating losses, increases in accounts receivable and decrease in accounts payable, and primarily reduced by the increase in inventory purchases, as compared to 2018.

  Net cash used in investing activities was approximately $2.2 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively. The net cash used in investing activities increased primarily due to the purchase of additional equipment.

Net cash used in financing activities was approximately $285,000 and $240,000 for the six months ended June 30, 2019 and 2018, respectively. Net cash used in financing activities consisted of principal payments of finance leases and USC's building and equipment loans.

As noted above under the heading “Going Concern and Management Plan,” through June 30, 2019, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations. Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional specialty pharmaceutical products and begin to realize revenues from sales of such additional products, and during this period Adamis could require additional funds. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. The Company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 have not significantly changed. Refer to Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q for the additional policy adopted during the three months ended June 30, 2019.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At June 30, 2019, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls

There has been no change during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 26, 2018, the company brought action against Belcher Pharmaceuticals, LLC (“Belcher”) in the United States District Court for the Middle District of Florida (the “Patent Case”) for a declaratory judgment (“Complaint”) of non-infringement of certain patents in which Belcher claims rights, relating to certain methods of preparing epinephrine solutions and treating allergic reactions using a method of preparing certain epinephrine solutions (collectively the “Patents-in-Suit”).  The Complaint seeks a declaratory judgment that the company’s SYMJEPI (epinephrine) Injection product (“SYMJEPI”) does not infringe the Patents-in-Suit.  On November 7, 2018, Belcher filed its Answer and Counterclaim to the Complaint and alleged that the company infringes the Patents-in-Suit as a result of the SYMJEPI product.  Belcher’s Counterclaim seeks damages and injunctive relief in conjunction with the infringement claims.  The company responded to the Counterclaim by generally denying any wrongdoing and asserting the affirmative defense that the Patents-in-Suit are invalid.  The parties exchanged initial disclosures and initiated discovery in January 2019.  On December 28, 2018, Belcher filed a reissue application for one of the Patents-in-Suit seeking to amend the asserted claims and correct an improper benefit claim.  On March 29, 2019, the parties agreed to stay the litigation at the District Court pending the outcome of the reissue application and the company’s forthcoming petition for inter partes review, filed with the U.S. Patent and Trademark Office in April 2019, to challenge the validity of the remaining Patent-in-Suit (the “IPR”).

On July 24, 2019, the Company announced that the Company and Belcher agreed to settle all previously filed litigation between the parties, including the Patent Case and the IPR.  Under the terms of the settlement agreement, the Company agreed to voluntarily withdraw both the Patent Case and IPR and Belcher agreed to provide the Company a worldwide, non-exclusive, fully paid-up, royalty-free license relating to Belcher’s patents for the Company’s epinephrine injection product, SYMJEPI, and agreed not to make future claims of infringement relating to the Company’s naloxone injection product candidate, ZIMHI. The parties agreed to file requests of voluntary dismissal in the Florida court and USPTO, as appropriate.

On May 20, 2019, the Company received notice that it had been named and served as a defendant in a lawsuit filed by kaléo Inc. in the United States District Court for the District of Delaware regarding the Company’s higher dose naloxone injection product candidate for the treatment of opioid overdose, ZIMHI, for which the Company has previously submitted an NDA to the FDA and which is being reviewed by the agency. The complaint alleges, among other things, that the Company’s product candidate infringes patents purportedly held by kaléo relating to its naloxone auto-injector product.  On June 21, 2019, the Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction, in light of an amendment filed by the Company to its original NDA removing any reference to kaléo’s EVZIO® product, which the Company contended contends prevented kaléo from claiming infringement under the Hatch-Waxman Act.  On the same day, the Company filed a separate lawsuit in the United States District Court for the Eastern District of Virginia against kaléo for cybersquatting under 15 U.S.C. § 1125(d), unfair competition under 15 U.S.C. § 1125(a), and common law unfair competition and trademark infringement for kaléo’s use of Adamis’ SYMJEPI trademark.

On July 18, 2019, the Company announced that the Company and kaléo agreed to settle all previously announced litigation between the parties, including the cases described above.  As part of the resolution of the litigation, kaléo agreed not to bring future action against the Company relating to ZIMHI so long as the Company does not reference kaléo’s product in a future filing with the FDA, and the Company agreed not to bring future action against kaléo for acts that occurred prior to the settlement date.

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

Our audited financial statements for the year ended December 31, 2018, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2018, indicating that we have incurred recurring losses from operations and are dependent on additional financing to fund operations, and that these factors raise substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on the market acceptance and success of our products and our ability to obtain additional funding if required, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional required funds from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions or sources, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We may require additional funding to continue as a going concern.

We incurred net losses of approximately $39.0 million and $16.6 million for the year ended December 31, 2018 and the six months ended June 30, 2019, respectively, and a net loss of approximately $25.5 million for the year ended December 31, 2017.  At June 30, 2019, we had cash and cash equivalents of approximately $4.1 million, accounts receivable of approximately $2.9 million and liabilities of approximately $13.3 million. In August 2019, we completed a public offering of common stock and warrants, resulting in estimated net proceeds of approximately $12.7 million.  The development of our business may require additional funds to help fund the development and commercialization of our products and product candidates and conduct research and development of other product candidates, as well as to fund capital expenditures and our ongoing operations at USC and satisfy our obligations and liabilities. In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital. Delays in obtaining required funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

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

We incurred net losses of approximately $39.0 million and $16.6 million for the year ended December 31, 2018 and the six months ended June 30, 2019, respectively, and a net loss of approximately $25.5 million for the year ended December 31, 2017.  From inception through June 30, 2019, we have an accumulated deficit of approximately $169.6 million.  We expect that these losses could increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products.  These losses will cause, among other things, our stockholders’ equity and working capital to decrease.  Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

Our product development plans concerning our allergy and respiratory products and product candidates, including ZIMHI (naloxone) Injection, APC-1000 and APC-4000, are affected by many factors, many of which are difficult to predict.  Some of the factors that could affect our development plans for our products and product candidates include: the availability of adequate funding to support product development efforts and sales and marketing efforts for approved products; general market conditions and developments in the marketplace including the introduction of potentially competing new products by our competitors; the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the applicable product; the outcome of discussions with the FDA concerning the regulatory approval pathway of the applicable product; the FDA’s review and acceptance of NDAs that we may file concerning our product candidates; any unexpected difficulties in licensing or sublicensing intellectual property rights that may be required for other components of the product; patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) or ANDA filings; any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product; and unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product if we decide to market a product ourselves rather than seek a commercialization partner.

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

We submitted a Section 505(b)(2) NDA regulatory filing to the FDA in connection with our approved SYMJEPI products, we submitted Section 505(b)(2) NDA regulatory filings to the FDA in connection with our ZIMHI (naloxone) Injection product candidate, and we intend to pursue Section 505(b)(2) NDA filings with the FDA in connection with our beclomethasone HFA and fluticasone DPI product candidates. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

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

If the Section 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the Section 505(b)(2) NDA has been accepted for filing by the FDA. We provided such a Paragraph IV certification in connection with our NDA filing with the FDA in December 2018 relating to our ZIMHI (naloxone) Injection product candidate, and following the FDA’s acceptance for filing and review of the NDA in March 2019, we provided such a notice. The NDA and patent holders may then initiate a patent infringement suit against the Section 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement lawsuit within 45 days of receipt of the notification regarding a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest to occur of 30 months beginning on the date the patent holder receives notice, expiration of the patent, settlement of the lawsuit, or until a court deems the patent unenforceable, invalid or not infringed. As of the date of this Report, such 45-day period has not expired with respect to our ZIMHI NDA and we have not received notice of the filing of a patent infringement lawsuit relating to our ZIMHI product candidate.

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

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquire tangible or intangible assets and assumed liabilities. Goodwill and indefinite lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently, if indicators of impairment exist. Finite lived intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. If in the future we determine that our intangible assets have become impaired, our total assets, financial results, and earnings could be adversely affected.

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

USC could receive additional Form 483 inspectional observations, warning letters or other communications from the FDA or state regulatory authorities, and federal or state proceedings alleging non-compliance with FDA requirements and other applicable federal or state regulatory legal requirements could adversely affect our business, financial condition and results of operations.

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

Following the August 2015 Form 483 observations, and prior to our acquisition of USC, USC temporarily suspended production of sterile products and voluntarily recalled certain lots of sterile product. USC determined there was no evidence that any compounded sterile products were defective, but decided to voluntarily recall all sterile product that remained within expiry and temporarily halt sterile production. USC responded to the August 2015 Form 483 observations and took a number of corrective actions, including enhancing quality control and production systems. Approximately around the time of its acquisition by Adamis, USC resumed production and sale of its sterile products. In July 2016, USC received Form 483 observations following FDA inspections of its outsourcing facility, noting inspectional observations of a number of observed deficiencies relating to USC’s facility and practices. USC responded in writing to the inspectional observations in July 2016 and provided supplemental responses to FDA in April 2017. In October 2017, USC received a Warning Letter referencing the August 2015 and July 2016 Form 483 inspectional observations. USC provided a written response to the FDA that further described the completed corrective actions that were taken in response to the inspectional observations.  In November 2018, FDA responded to the 2017 Warning Letter Response submitted by USC and indicated it would look for evidence of corrective action and further clarification of policies and procedures on a future inspection. USC was inspected by FDA in the early part of 2019, with a Form 483 issued to site management in February 2019. USC duly responded to the inspectional observations in writing in March 2019 and has provided timely updates to FDA on progress of corrective actions.

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

The Amended Loan Documents with the Bank include a variety of representations, warranties and covenants that we are required to comply with. If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law. At June 30, 2019, our aggregate indebtedness under the Amended Loan Documents was approximately $2,334,000.

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

The market price of our common stock may fluctuate substantially. For example, from January 2017 to June 30, 2019, the market price of our common stock has fluctuated between $1.25 and $6.45. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
●	our ability to successfully expand sales of our compounded pharmacy medications;
●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;
●	the timing of, or delay in the timing of, commercial introduction of any of our product;
●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on products that would compete with our product candidates;
●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	publicity or announcements regarding regulatory developments relating to our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;

●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or potential legal proceeding; or
●	other potentially negative financial announcements, such as a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

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

As of June 30, 2019, we had 47,638,109 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of June 30, 2019, 8,346,058 shares of common stock were issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.38 per share, we had outstanding restricted stock units covering 3,681,796 shares of common stock, and we had outstanding warrants to purchase 2,134,670 shares of common stock at a weighted-average exercise price of $3.75 per share.  Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus-delivery requirements pursuant to registration statements registering the resale of such shares.  In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

Exercise of our outstanding warrants may result in dilution to our stockholders.

As of June 30, 2019, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50 per share. As of June 30, 2019, 2,075,846 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following private placement transactions: warrants to purchase 1,183,432 shares at an exercise price of $4.10 per share in our January 2016 Series A-1 Convertible Preferred Stock transaction; warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; and warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of June 30, 2019, our directors, executive officers and their respective affiliates owned approximately 1.5% of our outstanding shares of common stock and our largest stockholder owned approximately 7.2% of the outstanding shares of our common stock. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ADAMIS PHARMACEUTICALS, INC.

Date: August 08, 2019	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: August 08, 2019	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Vice President, Finance and Chief Financial Officer

