Form 10-Q
period 2019-09-30
Adamis Pharmaceuticals Corp
filed 2019-11-12
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 12, 2019, was 61,633,809.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$12,121,914	$19,271,642
Accounts Receivable, net	2,660,902	1,155,166
Inventories, net	2,514,069	3,279,032
Prepaid Expenses and Other Current Assets	1,011,597	2,078,413
Total Current Assets	18,308,482	25,784,253
LONG TERM ASSETS
Security Deposits	54,655	54,655
Intangible Assets, net	11,610,001	13,210,596
Goodwill	7,640,622	7,640,622
Fixed Assets, net	11,583,231	9,867,921
Right-of-Use Assets	1,994,154	—
Other Non-Current Assets	1,650,000	1,800,000
Total Assets	$52,841,145	$58,358,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,342,394	$4,170,720
Deferred Revenue	947,585	1,011,246
Accrued Other Expenses	2,473,659	2,340,095
Accrued Bonuses	1,410,121	1,448,505
Lease Liabilities, current portion	448,598	—
Bank Loans - Building and Equipment	2,212,334	2,583,134
Total Current Liabilities	10,834,691	11,553,700

LONG TERM LIABILITIES
Deferred Tax Liability, net	112,530	112,530
Lease Liabilities, net of current portion	1,594,452	—
Total Liabilities	12,541,673	11,666,230

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Series A-2 Convertible, Zero and Zero Issued and Outstanding at September 30, 2019 (Unaudited) and December 31, 2018, Respectively.	—	—
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 62,156,766 and 47,814,315 Issued, 61,633,809 and 47,291,358 Outstanding at September 30, 2019 (Unaudited) and December 31, 2018, Respectively.	6,216	4,781
Additional Paid-in Capital	216,928,906	199,696,656
Accumulated Deficit	(176,630,400)	(153,004,370)
Treasury Stock, at cost - 522,957 and 522,957 Shares at September 30, 2019 (Unaudited) and December 31, 2018, Respectively.	(5,250)	(5,250)
Total Stockholders’ Equity	40,299,472	46,691,817
	$52,841,145	$58,358,047

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$5,902,975	$3,832,935	$16,573,647	$10,932,736
COST OF GOODS SOLD	3,988,962	2,300,432	11,279,994	6,757,989
Gross Profit	1,914,013	1,532,503	5,293,653	4,174,747

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,300,107	6,534,745	20,321,912	19,371,492
RESEARCH AND DEVELOPMENT	3,318,743	3,908,408	8,361,003	10,993,111
LOSS ON IMPAIRMENT OF INVENTORIES	303,568	—	303,568	—
Loss from Operations	(7,008,405)	(8,910,650)	(23,692,830)	(26,189,856)
OTHER INCOME (EXPENSE)
Interest Expense	(21,935)	(30,653)	(68,897)	(132,755)
Interest Income	30,589	66,020	139,084	126,586
Total Other Income (Expense), net	8,654	35,367	70,187	(6,169)
Net (Loss)	$(6,999,751)	$(8,875,283)	$(23,622,643)	$(26,196,025)

Basic and Diluted (Loss) Per Share:

Basic and Diluted (Loss) Per Share	$(0.12)	$(0.21)	$(0.47)	$(0.72)

Basic and Diluted Weighted Average Shares Outstanding	56,283,832	42,085,852	50,411,038	36,320,142

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Treasury Stock		Accumulated
For the Three Months Ended September 30, 2019	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
Balance June 30, 2019	48,161,066	$4,816	$203,439,869	(522,957)	$(5,250)	$(169,630,649)	$33,808,786
Common Stock Issued, net of issuance costs of $1,012,130	13,800,000	1,380	12,786,490	—	—	—	12,787,870
Issuance of RSU's	195,700	20	(20)	—	—	—	—
Share Based Compensation	—	—	702,567	—	—	—	702,567
Net (Loss)	—	—	—	—	—	(6,999,751)	(6,999,751)
Balance September 30, 2019	62,156,766	$6,216	$216,928,906	(522,957)	$(5,250)	$(176,630,400)	$40,299,472

	Common Stock		Additional	Treasury Stock		Accumulated
For the Three Months Ended September 30, 2018	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
Balance June 30, 2018	33,697,670	$3,370	$156,719,009	(307,540)	$(5,229)	$(131,318,330)	$25,398,820
Common Stock Issued, net of issuance costs of $2,630,242	13,416,667	1,341	37,618,418	—	—	—	37,619,759
Common Stock Issued for Exercised Warrants	699,978	70	(70)	—	—	—	—
Payment of Bank Loan-Line of Credit	—	—	1,996,062	—	—	—	1,996,062
Purchase of Treasury Stocks	—	—	21	(215,417)	(21)	—	—
Share Based Compensation	—	—	1,687,375	—	—	—	1,687,375
Net (Loss)	—	—	—	—	—	(8,875,283)	(8,875,283)
Balance September 30, 2018	47,814,315	$4,781	$198,020,815	(522,957)	$(5,250)	$(140,193,613)	$57,826,733

	Common Stock		Additional	Treasury Stock		Accumulated
For the Nine Months Ended September 30, 2019	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2018	47,814,315	$4,781	$199,696,656	(522,957)	$(5,250)	$(153,004,370)	$46,691,817
Cumulative effect from adoption of Topic 842 (1)	—	—	—	—	—	(3,387)	(3,387)
Common Stock Issued, net of issuance costs of $1,012,130	13,800,000	1,380	12,786,490	—	—	—	12,787,870
Issuance of RSU's	542,451	55	(55)	—	—	—	—
Share Based Compensation	—	—	4,445,815	—	—	—	4,445,815
Net (Loss)	—	—	—	—	—	(23,622,643)	(23,622,643)
Balance September 30, 2019	62,156,766	$6,216	$216,928,906	(522,957)	$(5,250)	$(176,630,400)	$40,299,472

	Common Stock		Additional	Treasury Stock		Accumulated
For the Nine Months Ended September 30, 2018	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2017	33,696,920	$3,369	$153,546,932	(307,540)	$(5,229)	$(113,997,588)	$39,547,484
Common Stock Issued, net of issuance costs of $2,630,242	13,416,667	1,341	37,618,418	—	—	—	37,619,759
Common Stock Issued for Exercised Warrants	699,978	70	(70)	—	—	—	—
Common Stock Issued for Exercised Options	750	1	(1)	—	—	—	—
Payment of Bank Loan-Line of Credit	—	—	1,996,062	—	—	—	1,996,062
Purchase of Treasury Stocks	—	—	21	(215,417)	(21)	—	—
Share Based Compensation	—	—	4,859,453	—	—	—	4,859,453
Net (Loss)	—	—	—	—	—	(26,196,025)	(26,196,025)
Balance September 30, 2018	47,814,315	$4,781	$198,020,815	(522,957)	$(5,250)	$(140,193,613)	$57,826,733

(1)	The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases. Refer to the recent accounting pronouncements footnote for further details.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

5

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(23,622,643)	$(26,196,025)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	4,445,815	4,859,453
Provision for Bad Debts	13,087	98,710
Provision for Excess and Obsolete Inventory	717,678	2,838,542
Non-Cash Operating Lease Expense	14,481	—
Depreciation and Amortization Expense	2,102,317	2,320,148
Loss on Impairment of Inventory	303,568	—
(Gain) on Sale of Fixed Assets	(9,000)	(758)
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable - Trade	(1,518,823)	(464,579)
Inventories	(256,283)	(4,232,662)
Prepaid Expenses and Other Current Assets	1,066,816	(777,827)
Other Non-Current Assets	150,000	(300,000)
Increase (Decrease) in:
Accounts Payable	(420,027)	603,119
Deferred Revenue	(63,661)	999,949
Accrued Other Expenses and Bonuses	129,101	(129,941)
Net Cash (Used in) Operating Activities	(16,947,574)	(20,381,871)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(2,564,967)	(3,171,026)
Net Cash (Used in) Investing Activities	(2,564,967)	(3,171,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance cost	12,787,870	37,619,759
Principal Payment of Finance Leases	(54,257)	—
(Payments) of Bank Loans	(370,800)	(364,980)
Net Cash Provided by Financing Activities	12,362,813	37,254,779
Increase (Decrease) in Cash and Cash Equivalents	(7,149,728)	13,701,882
Cash and Cash Equivalents:
Beginning	19,271,642	18,332,702
Ending	$12,121,914	$32,034,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents	$12,121,914	$32,034,584
Total Cash and Cash Equivalents	$12,121,914	$32,034,584
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$9,717	$8,650
Cash Paid for Interest	$70,368	$156,149
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES
Increase in Contract Costs and Other Non-Current Assets	$—	$1,500,000
Decrease in Accrued Capital Expenditures	$(408,299)	$(65,090)
Exercise of Warrants for Payment of Working Capital Line	$—	$1,996,062
Acquisition of Treasury Shares in Connection with Warrant Exercise	$—	$21

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

Liquidity and Capital Resources

The Company's cash and cash equivalents were $12,121,914 and $19,271,642 at September 30, 2019 and December 31, 2018, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding for future operations and the expenditures that it believes will be required to support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three and nine months ended September 30, 2019, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the three and nine month periods ended September 30, 2019 and September 30, 2018 consist of outstanding equity classified warrant shares (15,934,670 and 2,166,995, respectively), outstanding options shares (8,096,822 and 9,339,037, respectively), and outstanding restricted stock units (3,286,096 and 1,642,212, respectively).

Prior Periods Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation related to the reserve for inventory obsolescence in the condensed consolidated statement of cash flows and had no effect on cash used in operations or statement of cash flows for the periods ended September 30, 2019 and September 30, 2018. The reclassification has no effect on the condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018, or the condensed consolidated statement of operations for the three months and nine months ended September 30, 2019 and September 30, 2018.

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

Recent Accounting Pronouncements

In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures. The new rule requires a presentation of changes in stockholders’ equity and noncontrolling interest in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update).” ASU 2019-07 codifies Final Rule Release No. 33-10532.  ASU 2019-07 is effective immediately and did not have a material impact on the company's Condensed Consolidated Financial Statements.

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

Disaggregation of Revenue

As operations under a sterile environment is covered by Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, and the U.S. Drug Quality and Security Act, USC’s sterile operations are governed by specific regulatory and quality requirements. Any deviation from these standards could result in a stoppage of operations, recall of products, and a significant reduction in revenues. The Company employs rigorous quality controls and outside testing facilities to minimize the likelihood of this occurrence. The Company outsources the manufacturing of the SYMJEPI product to third party manufacturers who bear the responsibility of maintaining a suitable environment as governed by specific regulatory and quality requirements.

The following table presents the Company's revenues disaggregated by outsourced manufacturing, sterile and non-sterile regulatory environments for the three months and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2019	2018	2019	2018
Outsourced Manufacturing	$1,347,157	$—	$2,931,730	$—
Sterile	3,370,365	2,296,278	9,869,180	6,178,524
Non-Sterile	1,185,453	1,536,657	3,772,737	4,754,212
Total	$5,902,975	$3,832,935	$16,573,647	$10,932,736

The Company's revenues relating to its FDA approved product SYMJEPI are dependent on an exclusive distribution agreement with Sandoz and the Company’s pharmacy formulations rely, in large part, on sales generated from clinics and hospital customers. Adverse economic conditions pose a risk that the Company’s customers may reduce or cancel spending, which would impact the Company’s revenues.

The following table presents the Company’s revenue disaggregated by end market for the three months and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2019	2018	2019	2018
Distribution Channel - Sandoz	$1,347,157	$—	$2,931,730	$—
Clinics/Hospitals	4,384,693	3,494,871	12,857,766	9,612,784
Direct to Patients	171,125	338,064	784,151	1,319,952
Total	$5,902,975	$3,832,935	$16,573,647	$10,932,736

Deferred Revenue

Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company's satisfaction of performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company's customers. For the three months ended September 30, 2019 and 2018, $39,296 and $22,075 of the revenues recognized were reported as deferred revenue as of June 30, 2019 and 2018, respectively, and for the nine months ended September 30, 2019 and 2018, $86,246 and $14,758 of the revenues recognized were reported as deferred revenue as of December 31, 2018 and 2017, respectively. Included in the deferred revenue at September 30, 2019 and December 31, 2018 was $925,000 and $1.0 million, respectively, relating to the non-refundable upfront payment received from Sandoz pursuant to the Agreement between the Company and Sandoz.

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

The Company capitalized the $2.0 million fee paid to a financial advisor as an incremental cost of obtaining a contract to commercialize and distribute the Company’s first FDA approved product SYMJEPI with Sandoz. The costs were deferred and will be amortized over the economic benefit period estimated to be approximately 10 years from date of product launch, based on the contract term. The period of recognition is subject to adjustment in future periods if the expected customer life changes. The deferred costs of $0.2 million and $0.2 million; and $1.65 million and $1.8 million were respectively classified as current or non-current as of September 30, 2019 and December 31, 2018  in the Company’s condensed consolidated balance sheets based on the timing of when the Company expects to recognize the expense. As of September 30, 2019 and December 31, 2018, the Company had $1.85 million and $2.0 million, respectively, of deferred costs related to obtaining a contract with $50,000 and $150,000 amortized to Selling, General and Administrative expenses during the three months and nine months ended September 30, 2019, respectively.

Practical Expedients

As part of the adoption of the ASC Topic 606, the Company elected to use the following practical expedients: (i) incremental costs of obtaining a contract in the form of sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded within Selling, General and Administrative expenses; (ii) taxes collected from customers and remitted to government authorities and that are related to the sales of the Company’s products, are excluded from revenues; and (iii) shipping and handling activities are accounted for as fulfillment costs and recorded in cost of sales.

Note 3: Inventories

In the third quarter of 2019, certain USC inventory items stored in Arkansas sustained water damage and were subsequently impaired.  The Company recorded a loss on impairment of approximately $304,000 for the net book value of the damaged inventory.

Inventories, net of reserves, at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Finished Goods	$1,340,492	$1,320,738
Raw Material	445,603	527,308
Devices	727,974	1,430,986
	$2,514,069	$3,279,032

Reserve for obsolescence as of September 30, 2019 and December 31, 2018 was approximately $686,000 and $526,000, respectively.

Note 4: Fixed Assets

Fixed Assets at September 30, 2019 and December 31, 2018 are summarized in the table below:

Description	Useful Life (Years)	September 30, 2019	December 31, 2018
Building	30	$3,040,000	$3,040,000
Machinery and Equipment	3 - 7	2,518,385	2,244,744
Furniture and Fixtures	7	146,404	126,654
Automobile	5	9,500	9,395
Leasehold Improvements	7 - 15	284,037	284,037
Total Fixed Assets		5,998,326	5,704,830
Less: Accumulated Depreciation		(2,019,011)	(1,578,049)
Land		460,000	460,000
Construction In Progress - Equipment		7,143,916	5,281,140
Fixed Assets, net		$11,583,231	$9,867,921

Depreciation expense for the three months ended September 30, 2019 and 2018 was approximately $149,000 and $157,000, respectively; and for the nine months ended September 30, 2019 and 2018, depreciation expense was approximately $450,000 and $463,000, respectively.  The additions to fixed assets during 2019 were primarily due to the USC relocation of the 503B operations into a new facility and the construction of the semi-automated assembly line for Symjepi which are expected to be completed in 2020.

Note 5: Intangible Assets and Goodwill

Intangible assets at September 30, 2019 and December 31, 2018 are summarized in the tables below:

September 30, 2019	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(5,582,503)	$4,126,197
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,374,941)	2,588,059
Non-compete Agreement - USC, 3 years	1,639,000	(1,639,000)	—
Customer Relationships - USC, 10 years	5,572,000	(1,933,174)	3,638,826
Website Design - USC, 3 years	16,163	(13,918)	2,245
Total Definite-lived Assets	21,093,063	(10,737,736)	10,355,327
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, September 30, 2019	$22,347,737	$(10,737,736)	$11,610,001

December 31, 2018	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(4,854,350)	$4,854,350
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,077,716)	2,885,284
Non-compete Agreement, 3 years	1,639,000	(1,485,721)	153,279
Customer Relationships, 10 years	5,572,000	(1,515,274)	4,056,726
Website Design, 3 years	16,163	(9,880)	6,283
Total Definite-lived Assets	21,093,063	(9,137,141)	11,955,922
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, December 31, 2018	$22,347,737	$(9,137,141)	$13,210,596

Amortization expense for the three months ended September 30, 2019 and 2018 was approximately $482,000 and $619,000, respectively; and for the nine months ended September 30, 2019 and 2018, amortization expense was approximately $1,601,000 and $1,857,000, respectively.

Estimated amortization expense of definite-lived intangible assets at September 30, 2019 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
Remainder of 2019	$482,439
2019	1,925,268
2020	1,924,370
2021	1,924,370
2022	1,924,370
Thereafter	2,174,510
Total	$10,355,327

Goodwill recorded related to the acquisition of USC in 2016 was approximately $7,641,000. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized but rather evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. The carrying value of the Company's goodwill as of September 30, 2019 and December 31, 2018 was approximately $7,641,000.

Note 6: Leases

The Company has two operating leases, one for an office space and another for an office space and manufacturing facility; and two finance leases for office equipment and plant equipment. As of September 30, 2019, the leases have remaining terms between two months and less than five years. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating and financing lease assets and liabilities recognized on the condensed consolidated balance sheets as of September 30, 2019:

Right-of-Use Assets	September 30, 2019
Operating Leases	$1,976,037
Financing Leases	18,117
$1,994,154

Lease Liabilities, Current
Operating Leases	$432,663
Financing Leases	15,935
$448,598
Lease Liabilities, Non-Current
Operating Leases	$1,591,775
Financing Leases	2,677
$1,594,452
Total Lease Liabilities	$2,043,050

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

The Company's weighted average remaining lease term and weighted average discount rate for operating and financing leases as of September 30, 2019 are:

September 30, 2019	Operating	Financing
Weighted Average Remaining Lease Term	4.19 Years	.74 Years
Weighted Average Discount Rate	3.95%	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheets as of September 30, 2019:

September 30, 2019	Operating	Financing
Remainder of 2019	$124,502	$12,705
2020	508,056	4,651
2021	520,993	1,550
2022	534,295	—
2023	515,257	—
Undiscounted Future Minimum Lease Payments	2,203,103	18,906
Less: Difference between undiscounted lease payments and discounted lease liabilities	178,665	294
Total Lease Liabilities	$2,024,438	$18,612

Operating lease expense was approximately $128,000 and $385,000 for the three months and nine months ended September 30, 2019. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Financing lease costs for the three months and nine months ended September 30, 2019 included approximately $17,000 and $51,000, respectively, in right-of-use asset amortization and approximately $300 and $1,300, respectively, of interest expense. Financing lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $377,000 for the nine months ended September 30, 2019. Cash paid for amounts included in the measurement of financing lease liabilities were approximately $56,000 for the nine months ended September 30, 2019.

Note 7: Debt

Ben Franklin Note

Biosyn,Inc., a wholly owned subsidiary of the Company, issued a note payable to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of Savvy, a compound then under development to prevent the transmission of HIV/AIDS.  The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by the Company as an obligation in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3.0% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 (face amount) is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. Absent a material breach of contract or other event of default, there is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company accreted the discount of $572,902 against earnings using the interest rate method (approximately 46%) over the discount period of five years, which was estimated in connection with the Ben Franklin Note’s valuation at the time of the acquisition. Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs (see Note 8). As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Ben Franklin Note had no fair market value at the time of the merger in April 2009 between the Company (which was then named Cellegy Pharmaceuticals, Inc.) and the corporation then-named Adamis Pharmaceuticals Corporation.

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

On October 4, 2019, the Company entered into an amendment (the “Amendment”) to its loan amendment and assumption agreement with Arvest Bank, as successor in interest to Bear State Bank, N.A. (“Lender” or the “Bank”), and a related amended and restated promissory note (the “Note”). The Amendment amends the Business Loan Agreement (as modified, amended or supplemented, the “Loan Agreement”), promissory note and related loan documents (“Loan Documents”) that the Company assumed or entered into in connection with its acquisition of U.S. Compounding, Inc. in 2016. The Amendment memorializes and reflects the extension of the maturity date of the indebtedness evidenced by the Loan Agreement, the Note and the Loan Documents to August 8, 2020. See Note 12.

As of September 30, 2019 and December 31, 2018, the outstanding principal balance owed on the applicable note was approximately $2,178,000 and $2,249,000, respectively. The loan currently bears an interest of 7.75% per year. Interest expense for the three months period September 30, 2019 and 2018 was approximately $21,000 and $22,000, respectively; and for the nine months ended September 30, 2019 and 2018, interest expense was approximately $63,000 and $66,000, respectively.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans was $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of September 30, 2019 and December 31, 2018, the outstanding unpaid principal balance was approximately $34,000 and $334,000, respectively. Interest expense for the three months ended September 30, 2019 and 2018 was approximately $1,000 and $5,000, respectively; and for the nine months ended September 30, 2019 and 2018, interest expense was approximately $5,000 and $16,000, respectively.

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

The notes included in the USC Loan Documents are subject to customary subjective acceleration clauses, effective upon a material impairment in collateral, a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the note. As of September 30, 2019, the Company was not in breach of any of the debt covenants or subjective acceleration clauses.

At September 30, 2019, the outstanding principal maturities of the amended debts were as follows:

Years ending December 31,	Building Loan	Equipment Loan	Total
Remainder of 2019	$19,032	$33,887	$52,919
2020	2,159,415	—	2,159,415
Total	$2,178,447	$33,887	$2,212,334

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

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, inventories, accounts payable, notes payable, accrued liabilities and other payables approximate their fair values due to their short-term nature.

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

Litigation with Belcher Pharmaceuticals

    On September 26, 2018, the Company brought action against Belcher Pharmaceuticals, LLC (“Belcher”) in the United States District Court for the Middle District of Florida for a declaratory judgment (“Complaint”) of non-infringement of certain patents in which Belcher claims rights, relating to certain methods of preparing epinephrine solutions and treating allergic reactions using a method of preparing certain epinephrine solutions (collectively the “Patents-in-Suit”).  The Complaint sought a declaratory judgment that the company’s SYMJEPI (epinephrine) Injection product (“SYMJEPI”) does not infringe the Patents-in-Suit.  On November 7, 2018, Belcher filed its Answer and Counterclaim to the Complaint and alleged that the Company infringed the Patents-in-Suit as a result of the SYMJEPI product.  Belcher’s Counterclaim sought damages and injunctive relief in conjunction with the infringement claims.  The Company responded to the Counterclaim by generally denying any wrongdoing and asserting the affirmative defense that the Patents-in-Suit were invalid.  The parties exchanged initial disclosures and initiated discovery in January 2019.  On December 28, 2018, Belcher filed a reissue application for one of the Patents-in-Suit seeking to amend the asserted claims and correct an improper benefit claim.  On March 29, 2019, the parties agreed to stay the litigation at the District Court pending the outcome of the reissue application and the Company’s petition for inter partes review, filed with the U.S. Patent and Trademark Office in April 2019, to challenge the validity of the remaining Patent-in-Suit.  The Company contended that its SYMJEPI product does not infringe any valid and enforceable patent held by Belcher, and that Belcher’s Counterclaim was without merit.

On July 24, 2019, the Company announced that Adamis and Belcher Pharmaceuticals, LLC (“Belcher”) agreed to settle all previously filed litigation between the parties, including the case filed by Adamis in the United States District Court for the Middle District of Florida in which Adamis was seeking a declaratory judgment of non-infringement of certain patents in which Belcher claimed rights, relating to certain methods of preparing epinephrine solutions (“Patent Case”), and the inter partes review proceeding filed by Adamis in the United States Patent and Trademark Office requesting a formal review of the validity of certain aspect of Belcher’s patents (“IPR”). Under the terms of the settlement agreement, Adamis agreed to voluntarily withdraw both the Patent Case and IPR and Belcher agreed to provide Adamis a worldwide, non-exclusive, fully paid-up, royalty-free license relating to Belcher’s patents for Adamis’ epinephrine injection product, SYMJEPI, and agreed not to make future claims of infringement relating to Adamis’ naloxone injection product candidate, ZIMHI™. Pursuant to the settlement agreement, the Patent Case and the IPR have been dismissed.

Litigation with kaléo Inc.

On May 21, 2019, the Company announced that on May 20, 2019, it received notice that it had been named and served as a defendant in a lawsuit filed by kaléo Inc. in the United States District Court for the District of Delaware regarding Adamis’ higher dose naloxone injection product candidate, ZIMHI, for the treatment of opioid overdose, for which Adamis has previously submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA).  The complaint alleged, among other things, that the company’s product candidate infringes patents purportedly held by kaléo relating to its naloxone auto-injector product.  The action was filed under the provisions of the Hatch-Waxman Act in response to Adamis’ Paragraph IV certification regarding the kaléo patents as part of the company’s NDA process, and resulted in an automatic stay of any final approval by the FDA of Adamis’ NDA.

On June 21, 2019, the Company filed two motions in the United States District Court for the District of Delaware in response to kaléo’s patent infringement lawsuit relating to ZIMHI.  The first was a motion to disqualify Cooley LLP as counsel to kaléo based on, among other things, conflicts of interest and violation of applicable ethical rules.  The second was a motion to dismiss the entire lawsuit for lack of subject matter jurisdiction.  Adamis filed an amendment to its original new drug application (“NDA”) removing any reference to kaléo’s EVZIO® product, which Adamis contends prevents kaléo from claiming infringement under the Hatch-Waxman Act. On the same day, Adamis filed a separate lawsuit in the United States District Court for the Eastern District of Virginia against kaléo, Inc. for cybersquatting under 15 U.S.C. § 1125(d), unfair competition under 15 U.S.C. § 1125(a), and common law unfair competition and trademark infringement for kaléo’s use of Adamis’ SYMJEPI trademark.  With this lawsuit, Adamis sought injunctive relief to prevent kaléo from using Adamis’ SYMJEPI trademark and damages for kaléo’s past use of Adamis’ SYMJEPI trademark in commerce.

On July 18, 2019, the Company  announced that Adamis and kaléo Inc. agreed to settle all previously announced litigation between the parties, including the case filed by kaléo in the United States District Court for the District of Delaware in which kaléo claimed specified aspects of Adamis’ ZIMHI naloxone product infringed certain kaléo-owned patents, and the case filed by Adamis in the United States District Court for the Eastern District of Virginia in which Adamis claimed specified actions by kaléo infringed Adamis’ SYMJEPI trademark.  As part of the resolution of the current litigation, kaléo agreed not to bring future action against Adamis relating to ZIMHI so long as Adamis does not reference kaléo’s product in a future filing with the FDA. As of the date of filing of this Report, there is no stay of any final approval by the FDA of Adamis’ NDA relating to ZIMHI.

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

Note 10: Common Stock

On August 5, 2019, the Company completed the closing of an underwritten public offering of 13,800,000 shares of common stock, and warrants to purchase up to 13,800,000 shares of common stock, which included 1,800,000 shares and warrants to purchase up to 1,800,000 shares pursuant to the full exercise of the over-allotment option granted to the underwriters.  The exercise price of the warrants is $1.15 per share, and the equity classified warrants are exercisable for five years. Each share of common stock was sold together with a warrant to purchase one share of common stock for a combined public offering price of $1.00 per unit. Net proceeds were approximately $12.8 million, after deducting underwriting discounts and commissions and offering expenses of approximately $1.0 million payable by the Company.  The securities were issued by the Company pursuant to a “shelf” registration statement on Form S-3 that the Company previously filed with the Securities and Exchange Commission, and a prospectus supplement and an accompanying prospectus relating to the offering.

Note 11: Stock-based Compensation, Warrants and Shares Reserved

 Stock-based Compensation

The Company accounts for stock-based compensation transactions in which the Company receives employee services in exchange for options to purchase common stock. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur and will reduce compensation cost at the time of forfeiture.  Cash-settled Stock Appreciation Rights provide for the cash payment of the excess of the fair market value of the Company’s common stock price on the date of exercise over the grant price.  The fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model. The SARs will vest over a period of three years and are accounted for as liability awards since they will be settled in cash.  Cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock over the grant price is paid in cash and not in common stock.

19

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

During the quarter ended September 30, 2019, the Company granted SARs with respect to a total of 290,000 reference units of common stock to certain non-employee directors and non-executive employees of the Company, with initial reference prices ranging from $0.74 to $0.97 per SAR. The SARs will vest with respect to the one-sixth of the reference units on the date that is six months after the vesting commencement date and one thirty-sixth of the reference units thereafter on each subsequent monthly anniversary of the vesting commencement date, and is exercisable in full after the third anniversary of the vesting commencement date (and earlier upon a change in control of the Company).

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2019:

	2009 Equity Incentive Plan	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding Options as of December 31, 2018	9,298,101	$4.40	7.92 years
Options Granted	90,000	$3.09	9.34 years
Options Canceled/Expired	(1,291,279)	$4.30	—
Outstanding Options as of September 30, 2019	8,096,822	$4.39	6.16 years
Exercisable at September 30, 2019	6,820,864	$4.63	5.78 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 8,096,822 and 9,298,101 stock options outstanding at September 30, 2019 and December 31, 2018 was $0 and $0, respectively. The aggregate intrinsic value of 6,820,864 and 6,130,337 stock options exercisable at September 30, 2019 and December 31, 2018 was $0 and $0, respectively.

Restricted Stock Units

The following table summarizes the RSUs outstanding at September 30, 2019 and December 31, 2018:

September 30, 2019	RSUs		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	150,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	228,141	(2)	$2.83	February 21, 2018
Company Executives and Employees	1,957,955	(3)	$3.09	January 30, 2019
Total RSUs	3,286,096

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

December 31, 2018	RSUs		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	350,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	342,212	(2)	$2.83	February 21, 2018
Total RSUs	1,642,212

(1) The RSUs will fully vest on the seventh anniversary of the date of grant if the recipient has provided continuous service or upon change of control or upon death or disability.

(2) The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

Expense related to RSUs for the three months ended September 30, 2019 and 2018 was approximately $82,000 and $308,000, respectively; and for the nine months ended September 30, 2019 and 2018, expense related to RSUs was approximately $1,766,000 and $871,000, respectively.  The recorded expense related to RSUs for the three months and nine months ended September 30, 2019 was reduced by approximately $0.8 million, due to the termination of two non-employee members of the board of directors during the quarter ended September 30, 2019. The Company accounts for forfeiture as they occur and reduces the compensation cost at the time of forfeiture.

Cash-settled Stock Appreciation Rights

The following table summarizes cash-settled SARS outstanding at September 30, 2019:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2018	0	$0.00
Granted	290,000	0.82	6.95 Years
Forfeited	0	0.00
Exercised	0	0.00
Outstanding at September 30, 2019	290,000	$0.82	6.95 Years

The Company had a liability, which is included in accrued other expenses in the condensed consolidated balance sheets, associated with its SARs of approximately $9,000 and $0 at September 30, 2019 and December 31, 2018, respectively.  These SARs were valued using the Black-Scholes option pricing model, the expected volatility was approximately 56%, the term was seven years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.6%, which resulted in a calculated fair value of approximately $101,000.  The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the three and nine months ended September 30, 2019, the Company recognized compensation expense of $9,000, respectively, associated with these awards, as compared to compensation expense of $0 for the three and nine months ended September 30, 2018.

21

Warrants

The following table summarizes warrants outstanding at September 30, 2019 and December 31, 2018:

September 30, 2019	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2021
Preferred Stock Series A-1 Warrants	1,183,432	$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414	$2.90	July 11, 2016	July 11, 2021
2016 Warrants	700,000	$2.98	August 3, 2016	August 3, 2021
2019 Warrants	13,800,000	$1.15	August 5, 2019	August 5, 2024
Total Warrants	15,934,670

December 31, 2018	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2019
Underwriter Warrants	4,217	$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A-1 Warrants	1,183,432	$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414	$2.90	July 11, 2016	July 11, 2021
2016 Warrants	700,000	$2.98	August 3, 2016	August 3, 2021
Total Warrants	2,138,887

Shares Reserved

At September 30, 2019, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, vesting of RSUs and options and other awards that may be granted in the future under the 2009 Equity Incentive Plan, as follows:

Warrants	15,934,670
RSU	3,286,096
2009 Equity Incentive Plan	8,096,822
Total Shares Reserved	27,317,588

 Note 12: Subsequent Events

On October 4, 2019, the Company entered into an amendment (the “Amendment”) to its loan amendment and assumption agreement with Arvest Bank, as successor in interest to Bear State Bank, N.A. (“Lender” or the “Bank”), and a related amended and restated promissory note (the “Note”). The Amendment amends the Business Loan Agreement (as modified, amended or supplemented, the “Loan Agreement”), promissory note and related loan documents (“Loan Documents”) that the Company assumed or entered into in connection with its acquisition of U.S. Compounding, Inc. in 2016. The Amendment memorializes and reflects the extension of the maturity date of the indebtedness evidenced by the Loan Agreement, the Note and the Loan Documents to August 8, 2020. The Note bears interest at a rate equal to the lesser of: (a) the maximum rate of interest which Bank may lawfully charge under applicable law, or (b) a rate equal to the sum of the prime commercial rate of interest charged by banks in New York, New York on August 1, 2019, as adjusted daily, plus 2.5%, provided, however, that the interest rate at any time during the term of the Note will not be less than 6.0% per annum. The Company will make monthly payments of principal and interest based on a 180-month amortization period, with the remaining outstanding principal balance and any accrued unpaid interest and any other sums payable under the Note or Loan Documents due on the maturity date described above. The Note provides for a late charge fee with respect to any installment payment not received by the Bank within 10 days after the due date of the installment. The Note is subject to customary event of default and acceleration provisions permitting Lender to declare all outstanding indebtedness due and payable, including without limitation following failure to pay amounts due, bankruptcy filings or similar insolvency or reorganization proceedings, and defaults by the Company under the terms of the security agreement, mortgage, guaranties or similar agreements or documents relating to the Note. The other terms of the Loan Agreement were not amended in any material respect. Pursuant to the agreement, the Company agreed to pay the Bank monthly payments of principal and interest of $20,528, with a final monthly payment due and payable in August 2020.

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

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in the therapeutic areas of respiratory disease and allergy. Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis; SYMJEPI (epinephrine) Injection 0.15mg which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-66 pounds; a naloxone injection product candidate ("ZIMHI") based on the approved Symject™ injection device and intended for the treatment of opioid overdose for which the company submitted a New Drug Application, or NDA, in December 2018 which was accepted for review by the FDA in March 2019; a Beclomethasone metered dose inhaler product candidate (APC-1000) intended for the treatment of asthma for which the company submitted an Investigational New Drug application, or IND, in January 2018 and has initiated the start-up phase of  Phase 3 studies; and a fluticasone (APC-4000) dry powder inhaler, or DPI, product candidate for the treatment of asthma. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

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

On October 1, 2019, we announced that the Company had entered into an exclusive distribution and commercialization agreement with Emerge Health Pty (“Emerge”) to register and commercialize the SYMJEPI (epinephrine) Injection products in Australia and New Zealand. Under the terms of the agreement, the Company will provide technical support to Emerge during the registration process, which could take more than a year.  If successful, the Company will begin supplying product to Emerge.  Emerge will be responsible for the full registration, reimbursement, sales, marketing and distribution of SYMJEPI in Australia and New Zealand (the “Territory”).  Once commercially launched, Adamis and Emerge will equally share net profits (as defined in the agreement) generated from sales of SYMJEPI in the Territory.  Based on its experience with the registration process in the Territory, Emerge does not anticipate that a commercial launch could occur before 2021.

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

24

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

Going Concern and Management's Plan

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended December 31, 2018 and 2017 indicating that we have incurred recurring losses from operations and are dependent on additional financing to fund operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.  As of September 30, 2019, we had cash of approximately $12.1 million, an accumulated deficit of approximately $176.6 million, and liabilities of approximately $12.5 million. As described above, in August 2019, we completed a public offering of common stock and Warrants, resulting in estimated net proceeds of approximately $12.8 million.  We could require significant funding in the future to continue operations, satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. Such additional funding, if required, may not be available, may not be available on reasonable terms, and, in the case of equity funding, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources would be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

The above conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements included elsewhere herein for the nine months ended September 30, 2019, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these unaudited condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources and revenues from existing agreements and sales of prescription compounded formulations, we would exhaust our resources and be unable to continue operations.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenues.   Revenues were approximately $5,903,000 and $3,833,000 for the three months ended September 30, 2019 and 2018, respectively.  Revenues increased by approximately $2,070,000 in the three months ended September 30, 2019, compared to the comparable period of 2018.  Approximately $723,000 of the increase in revenues was due to the increase in sales of USC’s sterile pharmaceutical formulations resulting in part from an increase in production capacity in order to meet product demand and from marketing personnel efforts. The increase in revenue for the third quarter of 2019 was impacted by approximately $1,347,000 of outsourced manufacturing revenue relating to sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg. There was no revenue relating to sales of that product for the three months ended September 30, 2018.

Cost of Goods Sold. Cost of goods sold was approximately $3,989,000 and $2,300,000 for the three months ended September 30, 2019 and 2018, respectively.  Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for the three months ended September 30, 2019 was approximately 32% compared to approximately 40% for the three months ended September 30, 2018. The cost of goods sold for the three months ended September 30, 2019, compared to the comparable period of 2018 increased primarily due to an increase of approximately $2,051,000 in direct materials, supplies and other related costs, primarily caused by an increase in production of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg. This amount was partially offset by a decrease of approximately $362,000 due to a decrease in compensation, consulting services and other employee benefits at USC, primarily caused by the elimination of the weekend shifts at the USC facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the three months ended September 30, 2019 and 2018 were approximately $5,300,000 and $6,535,000, respectively. SG&A expenses decreased by approximately $1,105,000 for the three months period in 2019 year compared to the same period in 2018, primarily due to decreases in wages and benefits, driven by a reduction in equity compensation expense and due to decreases in legal expenses of approximately $130,000.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $3,319,000 and $3,908,000 for the three months ended September 30, 2019 and 2018, respectively. The decrease in research and development expenses for the three months ended September 30, 2019, compared to the comparable 2018 period was primarily due to a decrease of approximately $1,862,000 in development costs of our product candidates, including ZIMHI (naloxone), APC-8000, other related consulting and office expenses.  The decrease was partially offset by an increase of approximately $926,000 in development costs attributed to other product development expenses.  Compensation for research and development employees increased by approximately $347,000 for the three months ended September 30, 2019, compared to the comparable 2018 period, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with equity compensation and other employee benefits.

Impairment Expense.  Impairment expenses for the three months ended September 30, 2019 and 2018 were approximately $304,000 and $0, respectively. The impairment expense is attributable to assets damaged during a flood at the USC facility.

Other Income (Expense). Other Income (Expense) consists of interest expense and interest income.  Other income and expense for the three months ended September 30, 2019 and 2018 was approximately $9,000 and $35,000, respectively.  The decrease in other expenses in the three months ended September 30, 2019, compared to the comparable period of 2018 was primarily due to a decrease in debt related expense (Interest Expense) of approximately $35,000 and an increase of interest income of approximately $9,000 for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 and 2018

Revenues. Revenues were approximately $16,574,000 and $10,933,000 for the nine months ended September 30, 2019 and 2018, respectively, representing an increase of approximately $5,641,000.  Approximately $2,709,000 of the increase in revenues resulted from an increase in sales of USC’s sterile pharmaceutical formulations resulting in part from an increase in production capacity in order to meet product demand and from marketing personnel efforts. The increase in revenue for the nine month period in 2019 compared to 2018 was also impacted by approximately $2,932,000 of outsourced manufacturing revenue relating to sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg. There was no revenue relating to sales of that product for the nine months ended September 30, 2018.

Cost of Goods Sold. Cost of goods sold was approximately $11,280,000 and $6,758,000 for the nine months ended September 30, 2019 and 2018, respectively.  Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for the nine months ended September 30, 2019 was approximately 32% compared to approximately 38% for the nine months ended September 30, 2018. The cost of goods sold for the nine month 2019 period compared to the nine month 2018 period increased primarily due to an increase of approximately $320,000 in compensation, other employee expenses and benefits.  Approximately $4,202,000 of the increase was due to an increase in direct materials, supplies, other related costs and obsolete inventory, primarily caused by an increase in production of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the nine months ended September 30, 2019 and 2018 were approximately $20,322,000 and $19,371,000, respectively. SG&A compensation, depreciation and other related expenses decreased by approximately $636,000 for the nine month period in 2019 compared to the same period in 2018, primarily due to expenses associated with equity compensation and other employee benefits.  Approximately $1,117,000 of the increase for the nine month period in 2019 compared to the same period in 2018 was primarily due to the PDUFA fees for the SYMJEPI (epinephrine) Injection 0.15mg approved in September 2018; expenses related to certain product candidates; and legal, outside services and other related expenses.  Approximately $470,000 of the increase for the first nine months of 2019 compared to the same period of 2018 was due to increases in patent expenses primarily related to our product candidates and SYMJEPI (epinephrine) Injection, and increases in facility expenses, insurance, and other related expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $8,361,000 and $10,993,000 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in research and development expenses for the nine months ended September 30, 2019, compared to the 2018 period was primarily due to a decrease of approximately $1,510,000 in development costs of our product candidates.  Compensation for research and development employees increased by approximately $1,013,000 for the nine months ended September 30, 2019, compared to the comparable 2018 period, primarily due to new hires, increases in salary expenses and bonus accruals, and expenses associated with equity compensation and other employee benefits. Write-offs related to obsolete SYMJEPI inventory that is expected to expire before resale decreased approximately $2,135,000 for the nine months ended September 30, 2019 compared to the same period in 2018.

Impairment Expense.  Impairment expenses for the nine months ended September 30, 2019 and 2018 were approximately $304,000 and $0, respectively. The impairment expense was attributable to assets damaged during a flood at the USC facility.

Other Income (Expense). Other Income (Expense) consists of interest expense and interest income.  Other income and expense for the nine months ended September 30, 2019 and 2018 was approximately $70,000 and ($6,000), respectively.  The decrease in other expenses in the nine months ended September 30, 2019, compared to the comparable period of 2018 was primarily due to a decrease in debt related expense (Interest Expense) of approximately $64,000 and an increase of interest income of approximately $12,000 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

We have incurred net losses of approximately $23.6 million and $26.2 million for the nine months ended September 30, 2019 and 2018, respectively. Since inception, and through September 30, 2019, we have an accumulated deficit of approximately $176.6 million. Since inception and through September 2019, we have financed operations principally through debt financing and through public and private issuances of common stock and preferred stock. On August 5, 2019, we completed the closing of an underwritten public offering of 13,800,000 shares of common stock, and warrants to purchase up to 13,800,000 shares of common stock, which included 1,800,000 shares and warrants to purchase up to 1,800,000 shares pursuant to the full exercise of the over-allotment option granted to the underwriters.  The exercise price of the warrants is $1.15 per share, and the warrants are exercisable for five years. Each share of common stock was sold together with a warrant to purchase one share of common stock for a combined public offering price of $1.00 per unit. Net proceeds were approximately $12.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. If our existing cash together with revenues in future quarters are not sufficient to cover our expenses, we may require additional funding to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. We expect to finance future cash needs primarily through proceeds from equity or debt financings, sales or out-licensing or intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceuticals companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations.

Total assets were approximately $52.8 million and $58.4 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, current assets exceed current liabilities by approximately $7.5 million and $14.2 million, respectively.

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018, was approximately $16.9 million and $20.4 million, respectively. Net cash used in operating activities decreased primarily due to the decrease in operating losses, and decrease in prepaid expenses and other current assets, as compared to 2018.

Net cash used in investing activities was approximately $2,565,000 and $3,171,000 for nine months ended September 30, 2019 and 2018, respectively. The net cash used in investing activities decreased primarily due to the reduced acquisition of additional equipment.

Net cash provided by financing activities was approximately $12,363,000 and $37,255,000 for the nine months ended September 30, 2019 and 2018, respectively. Net cash flows provided by financing activities decreased for the period ended September 30, 2019 due to the issuance of common stock generating net proceeds of approximately $12,788,000, partially offset payment of loans and finance leases of approximately $371,000 and $54,000, respectively.  In 2018, capital raised from the issuance of common stock generated net proceeds of approximately $37,620,000, partially offset by the payment of loans of approximately $365,000.

As noted above under the heading “Going Concern and Management Plan,” through September 30, 2019, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations. Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional specialty pharmaceutical products and begin to realize revenues from sales of such additional products, and during this period Adamis could require additional funds. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. The Company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities.

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

The Company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 have not significantly changed except as described in Note 1 to the accompanying financial statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the accompanying financial statements of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At September 30, 2019, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls Over Financial Reporting

There has been no change during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 26, 2018, the company brought action against Belcher Pharmaceuticals, LLC (“Belcher”) in the United States District Court for the Middle District of Florida (the “Patent Case”) for a declaratory judgment (“Complaint”) of non-infringement of certain patents in which Belcher claims rights, relating to certain methods of preparing epinephrine solutions and treating allergic reactions using a method of preparing certain epinephrine solutions (collectively the “Patents-in-Suit”).  The Complaint sought a declaratory judgment that the company’s SYMJEPI (epinephrine) Injection product (“SYMJEPI”) does not infringe the Patents-in-Suit.  On November 7, 2018, Belcher filed its Answer and Counterclaim to the Complaint and alleged that the Company infringed the Patents-in-Suit as a result of the SYMJEPI product.  Belcher’s Counterclaim sought damages and injunctive relief in conjunction with the infringement claims.  The Company responded to the Counterclaim by generally denying any wrongdoing and asserting the affirmative defense that the Patents-in-Suit were invalid.  The parties exchanged initial disclosures and initiated discovery in January 2019.  On December 28, 2018, Belcher filed a reissue application for one of the Patents-in-Suit seeking to amend the asserted claims and correct an improper benefit claim.  On March 29, 2019, the parties agreed to stay the litigation at the District Court pending the outcome of the reissue application and the Company’s forthcoming petition for inter partes review, filed with the U.S. Patent and Trademark Office in April 2019, to challenge the validity of the remaining Patent-in-Suit (the “IPR”).

On July 24, 2019, the Company announced that the Company and Belcher agreed to settle all previously filed litigation between the parties, including the Patent Case and the IPR.  Under the terms of the settlement agreement, the Company agreed to voluntarily withdraw both the Patent Case and IPR and Belcher agreed to provide the Company a worldwide, non-exclusive, fully paid-up, royalty-free license relating to Belcher’s patents for the Company’s epinephrine injection product, SYMJEPI, and agreed not to make future claims of infringement relating to the Company’s naloxone injection product candidate, ZIMHI. Pursuant to the settlement agreement, the Patent Case and the IPR have been dismissed.

On May 20, 2019, the Company received notice that it had been named and served as a defendant in a lawsuit filed by kaléo Inc. in the United States District Court for the District of Delaware regarding the Company’s higher dose naloxone injection product candidate for the treatment of opioid overdose, ZIMHI, for which the Company has previously submitted an NDA to the FDA. The complaint alleged, among other things, that the Company’s product candidate infringed patents purportedly held by kaléo relating to its naloxone auto-injector product.  On June 21, 2019, the Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction, in light of an amendment filed by the Company to its original NDA removing any reference to kaléo’s EVZIO® product, which the Company contended prevented kaléo from claiming infringement under the Hatch-Waxman Act.  On the same day, the Company filed a separate lawsuit in the United States District Court for the Eastern District of Virginia against kaléo for cybersquatting under 15 U.S.C. § 1125(d), unfair competition under 15 U.S.C. § 1125(a), and common law unfair competition and trademark infringement for kaléo’s use of Adamis’ SYMJEPI trademark.

On July 18, 2019, the Company announced that the Company and kaléo agreed to settle all previously announced litigation between the parties, including the cases described above.  As part of the resolution of the litigation, kaléo agreed not to bring future action against the Company relating to ZIMHI so long as the Company does not reference kaléo’s product in a future filing with the FDA. As of the date of filing of this Report, there is no stay of any final approval by the FDA of Adamis' NDA relating to ZIMHI.

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

We incurred net losses of approximately $39.0 million and $23.6 million for the year ended December 31, 2018 and the nine months ended September 30, 2019, respectively, and a net loss of approximately $25.5 million for the year ended December 31, 2017.  At September 30, 2019, we had cash and cash equivalents of approximately $12.1 million, accounts receivable of approximately $2.7 million and liabilities of approximately $12.5 million. In August 2019, we completed a public offering of common stock and warrants, resulting in net proceeds of approximately $12.8 million.  The development of our business may require additional funds to help fund the development and commercialization of our products and product candidates and conduct research and development of other product candidates, as well as to fund capital expenditures and our ongoing operations at USC and satisfy our obligations and liabilities. In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital. Delays in obtaining required funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

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

We incurred net losses of approximately $39.0 million and $23.6 million for the year ended December 31, 2018 and the nine months ended September 30, 2019, respectively, and a net loss of approximately $25.5 million for the year ended December 31, 2017.  From inception through September 30, 2019, we have an accumulated deficit of approximately $176.6 million.  We expect that these losses could increase as we continue our research and development activities, seek regulatory approvals for our product candidates and commercialize any approved products.  These losses will cause, among other things, our stockholders’ equity and working capital to decrease.  Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

Since our fiscal 2010 year, except for revenues from sales of compounded pharmacy formulations after our acquisition of USC in 2016 and amounts that we may receive pursuant to our commercialization agreement with Sandoz relating to our SYMJEPI products, we have not generated commercial revenue from marketing or selling any drugs or other products.  We expect to incur substantial net losses for the foreseeable future.  We may never be able to commercialize any additional product candidates that are subject to regulatory approval or be able to generate revenue from sales of such products.  Because of the risks and uncertainties associated with developing and commercializing our specialty pharmaceuticals and other product candidates, we are unable to predict when we may commercially introduce such products, the extent of any future losses or when we will become profitable, if ever.

Our limited operating history may make it difficult to evaluate our business and our future viability.

We are in the relatively early stage of operations and development of our current product candidates (other than our SYMJEPI and ZIMHI products) and have only a limited operating history on which to base an evaluation of our business and prospects. Even if we successfully obtain additional funding, we are subject to the risks associated with early stage companies with a limited operating history, including without limitation: the need for additional financing; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; regulatory setbacks and delays; unexpected delays in commercialization of products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; fluctuations in expenses; and dependence on corporate partners and collaborators. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug technologies, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

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

Our product development plans concerning our allergy and respiratory products and product candidates, are affected by many factors, many of which are difficult to predict.  Some of the factors that could affect our development plans for our products and product candidates include: the availability of adequate funding to support product development efforts and sales and marketing efforts for approved products; general market conditions and developments in the marketplace including the introduction of potentially competing new products by our competitors; the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the applicable product; the outcome of discussions with the FDA concerning the regulatory approval pathway of the applicable product; the FDA’s review and acceptance of NDAs that we may file concerning our product candidates; any unexpected difficulties in licensing or sublicensing intellectual property rights that may be required for other components of the product; patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) or ANDA filings; any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product; and unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product if we decide to market a product ourselves rather than seek a commercialization partner.

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

The markets for our SYMJEPI products and ZIMHI product candidate, our allergy and respiratory product candidates, and our other product candidates, are intensely competitive and characterized by rapid technological progress.  We face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide.  Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities, than we do.  Our SYMJEPI product will compete with a number of other currently marketed epinephrine products for use in the emergency treatment of acute allergic reactions, including anaphylaxis.  Our ZIMHI product, if commercialized, will compete with a number of other currently marketed products utilizing naloxone,  for the treatment of acute opioid overdose.  Certain companies have established technologies that may be competitive with our product candidates and any future products that we may develop or acquire.  Some of these products may use different approaches or means to obtain results, which could be more effective or less expensive than our products for similar indications.  In addition, many of these companies have more experience than we do in pre-clinical testing, performance of clinical trials, manufacturing, and obtaining FDA and foreign regulatory approvals.  They may also have more brand name exposure and expertise in sales and marketing.  We also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields.

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

Following the August 2015 Form 483 observations, and prior to our acquisition of USC, USC temporarily suspended production of sterile products and voluntarily recalled certain lots of sterile product. USC determined there was no evidence that any compounded sterile products were defective, but decided to voluntarily recall all sterile product that remained within expiry and temporarily halt sterile production. USC responded to the August 2015 Form 483 observations and took a number of corrective actions, including enhancing quality control and production systems. Approximately around the time of its acquisition by Adamis, USC resumed production and sale of its sterile products. In July 2016, USC received Form 483 observations following FDA inspections of its outsourcing facility, noting inspectional observations of a number of observed deficiencies relating to USC’s facility and practices. USC responded in writing to the inspectional observations in July 2016 and provided supplemental responses to FDA in April 2017. In October 2017, USC received a Warning Letter referencing the August 2015 and July 2016 Form 483 inspectional observations. USC provided a written response to the FDA that further described the completed corrective actions that were taken in response to the inspectional observations.  In November 2018, FDA responded to the 2017 Warning Letter Response submitted by USC and indicated it would look for evidence of corrective action and further clarification of policies and procedures on a future inspection. USC was inspected by FDA in the early part of 2019, with a Form 483 issued to site management in February 2019. USC duly responded to the inspectional observations in writing to the FDA in March 2019, and provided an initial update in April 2019 and a comprehensive update of completed corrective actions and milestones in August 2019.

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

In addition, in 2017, a lawsuit was filed by a pharmaceutical company, Endo International plc, alleging that FDA has improperly enforced DQSA related to its interim draft guidance on compounding from bulk drug ingredients. In September 2019, Endo withdrew this lawsuit based on the FDA’s evaluation that outsourcing facilities should not be able to compound drugs products that contain vasopressin, the basis of Endo’s complaint. FDA has indicated it intends to take similar action relative to nine other bulk drug substances, including ephedrine sulfate. Ephedrine sulfate represents a portion of USC’s hospital outsourcing business, which could result in a loss of revenue resulting from affected USC products. USC is working proactively with industry stakeholders and regulatory authorities regarding the FDA’s guidance and actions, and believes that the impact on USC and other 503B outsourcing facilities of the regulatory expectations regarding bulk substances will depend in part on how the guidance is implemented, interpreted, and applied over time.

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

The production, labeling and packaging of compounded sterile preparations, or CSPs, is inherently risky. The success of USC’s compounded formulations and pharmacy operations depends to a significant extent upon medical and patient perceptions of USC and us and the safety and quality of USC’s products. We could be adversely affected if USC, any other compounding pharmacies or USC’s formulations and technologies, are subject to negative publicity. We could also be adversely affected if any of USC’s formulations or other products, any similar products sold by other companies, or any products sold by other compounding pharmacies, prove to be, or are asserted to be, harmful to patients. There are a number of factors that could result in the injury or death of a patient who receives one of USC’s compounded formulations, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, one or more of USC’s products. Similarly, to the extent any of the components of approved drugs or other ingredients used by USC to produce compounded formulations have quality or other problems that adversely affect the finished compounded preparations, USC’s and our sales could be adversely affected. In addition, in the ordinary course of business, we may voluntarily retrieve products in response to a customer complaint. Because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of USC’s products, any similar products sold by other companies or any other compounded formulations, could have a material adverse impact on our business, results of operations and financial condition.

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

In 2018, the FDA published a number of draft guidance materials that could have a substantial impact on USC’s business.  In March 2018, the FDA published the draft guidance “Evaluation of Bulk Drug Substances Nominated for Use in Compounding Under Section 503 of the Federal Food, Drug, & Cosmetic Act.” The FDA also updated its interim lists of bulk drug substances on several occasions in 2018. In March 2019, the FDA issued final guidance and moved to formally remove two substances from the interim list that permitted their use; while the specific substances at issue in FDA’s March 2019 guidance were not of material importance to USC, FDA has announced its intent to take similar action regarding nine other bulk drug substances, including ephedrine sulfate, that represent a portion of USC’s hospital outsourcing business, which could result in a loss of revenue resulting from affected USC products. USC is working proactively with industry stakeholders and regulatory authorities regarding the FDA’s guidance and actions, and believes that the impact on USC and other 503B outsourcing facilities of the regulatory expectations regarding bulk substances will depend in part on how the guidance is implemented, interpreted and applied over time.

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

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the merger agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the Company or USC in connection with the merger, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the Loan Documents. The lender in all of the USC Loan Documents was First Federal Bank and/or its successor Bear State Bank, and/or Arvest Bank, as successor in interest to Bear State Bank, referred to as Lender or the Bank. We have previously entered into amendments of these loan agreements with the Bank, or the Amended Loan Documents. We are required to make current periodic interest and principal payments under the Amended Loan Documents, in an amount of approximately $21,000 per month; the amount of required interest payments is subject to change depending on future changes in interest rates.

The Amended Loan Documents with the Bank include a variety of representations, warranties and covenants that we are required to comply with. If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law. At September 30, 2019, our aggregate indebtedness under the Amended Loan Documents was approximately $2,212,000.

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

The market price of our common stock may fluctuate substantially. For example, from January 2017 to September 30, 2019, the market price of our common stock has fluctuated between $0.70 and $6.45. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets.

Our common stock is listed on the Nasdaq Capital Market.  If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock and would impair the ability to sell or purchase our common stock when persons wish to do so.

On October 11, 2019, we received a notice from Nasdaq that, because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.  Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice has no immediate effect on the listing or the trading of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until April 8, 2020, to regain compliance with the minimum bid price requirement.   To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.

In the event we are not in compliance with the minimum bid price requirement by April 8, 2020, we may be afforded a second 180 calendar day grace period.  To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement.  In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180 day compliance period.

We intend to monitor the closing bid price for our common stock between now and April 8, 2020, and will consider available strategies in an effort to satisfy the minimum bid price requirement.

On October 15, 2019, we notified Nasdaq that as a result of the previously disclosed resignation of William C. Denby, III from our board of directors, or the Board, the Company was no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the Company’s Audit Committee to be composed of at least three independent directors. The resignation of Mr. Denby left the Audit Committee with two independent directors.  This has no immediate effect on the Company’s Nasdaq listing or the trading of our common stock.  In accordance with Nasdaq Listing Rule 5605(c)(4)(B), the Company has a cure period to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A), until the earlier to occur of the next annual shareholders meeting or September 30, 2020; provided, however, that if the annual shareholders meeting is held before March 30, 2020, then the Company must evidence compliance no later than March 30, 2020.  On October 16, 2019, Nasdaq issued a letter to the Company confirming the Company’s noncompliance with the audit committee requirements of Nasdaq Listing Rule 5605 as a result of Mr. Denby’s resignation and the cure period for the Company to regain compliance under Nasdaq Listing Rule 5605(c)(4).  The Company expects to regain compliance by or before the end of the cure period.

There is no assurance that we will be able to regain and maintain compliance with NASDAQ continued listing standards[, and Nasdaq has the ability to suspend trading in our common stock or remove our common stock from listing on the Nasdaq Capital Market for a variety of reasons under its continued listing standards].  Any delisting from Nasdaq could result in further reductions in the market prices of our common stock, substantially limit the liquidity of our common stock, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all.  Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.  In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

As of September 30, 2019, we had 61,633,809 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of September 30, 2019, 8,096,822 shares of common stock were issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.39 per share, we had outstanding restricted stock units covering 3,286,096 shares of common stock, and we had outstanding warrants to purchase 15,934,670 shares of common stock at a weighted-average exercise price of $1.50 per share.  Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus-delivery requirements pursuant to registration statements registering the resale of such shares.  In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

Exercise of our outstanding warrants may result in dilution to our stockholders.

As of September 30, 2019, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50 per share. As of September 30, 2019, 13,800,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $1.15 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; and 2,075,846 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following transactions: warrants to purchase 1,183,432 shares at an exercise price of $4.10 per share in our January 2016 Series A-1 Convertible Preferred Stock transaction; warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; and warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of September 30, 2019, our directors, executive officers and their respective affiliates owned approximately 1.0% of our outstanding shares of common stock and our largest stockholder owned approximately 6.7% of the outstanding shares of our common stock. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM  2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported by the Company, in connection with the appointment in August 2019 of Howard C. Birndorf and Roshawn Blunt to the board of directors of the Company as non-employee directors, each of Mr. Birndorf and Ms. Blunt was granted a stock appreciation right (the “SAR”). Each SAR provides for a reference price equal to the fair market value of the common stock of the Company of the date of grant of the SAR, and a reference number of shares equal to 50,000 shares. The SAR vests with respect to 1/6 of the number of shares subject to the SAR on the six-month anniversary of the grant date and thereafter with respect to 1/36 of the number of shares subject to the SAR on each monthly anniversary thereafter, subject to the recipient providing continuous service to the Company. The SAR has a term of seven years. The vested portion of the SAR may be exercised and settled only in cash, following the full vesting of the SAR. Upon settlement, the Company will pay to the recipient an amount of cash equal to the difference between the fair market value of the common stock on the date of exercise and the initial reference price, multiplied by the number of shares as to which the SAR is being exercised. In the event of a change of control of the Company before the SAR is fully vested, vesting is accelerated. In the event of the recipient’s termination of continuous service to the Company, the SAR is exercisable for 12 months after the date of termination of service (or if termination is before full vesting, then 12 months after the third anniversary of the grant date).  In addition, on September 19, 2019, the Company granted SARs to a small number of employees covering a total number of reference shares equal to 190,000 shares, with terms similar to those described above except that the period of time for exercise after the date of termination of service is 90 days.

The SARs were granted in private placement transactions to a limited number of persons in reliance on Section 4(2) of the Securities Act.  Each person to whom the SARs were granted represented, among other things, that (i) the person was aware of the Company’s business affairs and financial condition and had acquired sufficient information about the Company to reach an informed and knowledgeable decision to acquire the SARs, (ii) the person was acquiring these SARs for investment for the person’s own account only and not with a view to, or for resale in connection with, any “distribution” thereof within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), (iii) the person had a preexisting personal or business relationship with the Company and/or certain of its officers and/or directors of a nature and duration sufficient to make the person aware of the character, business acumen and general business and financial circumstances of the Company, and (iv) by reason of the person’s business or financial experience, the person was capable of evaluating the merits and risks of acquiring the SARs and had the ability to protect the person’s own interests.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

4.1	Form of Warrant dated August 5, 2019.

10.1	Underwriting Agreement dated August 1, 2019. (1)

10.3	Form of Stock Appreciation Rights Agreement for Non-Employee Directors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on August 1, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: November 12, 2019	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 12, 2019	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Senior Vice President, Finance and Chief Financial Officer