Form 10-K
period 2019-12-31
Adamis Pharmaceuticals Corp
filed 2020-03-30
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2019

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

YES  ☐  NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2019, was $61,031,834.50.

At March 27, 2020, the Company had 73,732,288 shares outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be part of this report.

ADAMIS PHARMACEUTICALS CORPORATION

i

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, strategy and plans, are forward-looking statements within the meaning of the federal securities laws and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory approvals; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; and other statements concerning our future operations and activities. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report.

The following factors, among others, could cause our future results and financial performance to differ materially from that expressed in forward-looking statements in this Report:

●	our need to raise additional capital;
●	our ability to continue as a going concern;
●	the commercial success of our SYMJEPI™ (epinephrine) Injection 0.3mg and 0.15 mg products and amounts that we may receive with respect to sales of such products;
●	future actions by the FDA and other regulatory agencies regarding our product candidates and our regulatory filings relating to our product candidates, including without limitation concerning our ZIMHI NDA;
●	the success of our product development programs and research;
●	our future development plans concerning our product candidates, and ongoing and planned preclinical or clinical trials for our product candidates, including the timing of initiation of these trials, the timing of progress of those trials, anticipated completion dates of trials, and the results of any such trials;
●	the timing of, or delay in the timing of, commercial introduction of any of our products;
●	our ability to enter into collaborations and agreements for the development and commercialization of our products and product candidates, and the potential benefits of any future commercialization or collaboration agreements with third parties;
●	regulatory and personnel issues;
●	the ability to generate significant revenue in addition to the sale of our compounded medications and preparations;
●	competition and market developments;
●	the failure of any of our product candidates, if approved, to achieve commercial success;
●	our ability to protect our intellectual property from infringement by third parties;
●	regulatory and health reform legislation and regulations;
●	the introduction of technological innovations or new commercial products by our competitors;
●	the outcome of any legal proceedings in which we are involved or in which we may in the future become involved;
●	federal and state regulatory matters relating to compounding pharmacy outsourcing facilities;
●	the effects of public health crises, pandemics and epidemics, such as the COVID-19 coronavirus outbreak; and
●	other risks and uncertainties detailed from time to time in our SEC filings, including without limitation the risk factors referred to in this Report under the heading “Risk Factors.”

In addition, many forward-looking statements concerning our anticipated future business activities assume that we are able to obtain sufficient funding to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-K, including, without limitation, under the headings “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from what is expressed in or suggested by the forward-looking statements.

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Company Overview

Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including respiratory disease, allergy and opioid overdose. Our products and product candidates in the allergy, respiratory, and opioid overdose markets include:  SYMJEPI™ (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis; SYMJEPI (epinephrine) Injection 0.15mg which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-66 pounds; a naloxone injection product candidate, ZIMHI™ or APC-6000 based on the approved Symject™ injection device and intended for the treatment of opioid overdose for which the company submitted a New Drug Application, or NDA, to the FDA in December 2018 and with respect to which the company received a Complete Response Letter, or CRL, from the FDA in November 2019; a beclomethasone metered dose inhaler product candidate (APC-1000) intended for the treatment of asthma for which the company submitted an Investigational New Drug application, or IND, in January 2018 and initiated the start-up phase of  Phase 3 studies, which has been suspended; and a fluticasone (APC-4000) dry powder inhaler, or DPI, product candidate for the treatment of asthma. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

Our U.S. Compounding, Inc., subsidiary, or USC, which we acquired in April 2016 and which is registered as a drug compounding outsourcing facility under Section 503B of the FDCA and the U.S. Drug Quality and Security Act, or DQSA, provides prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables. USC also provides compounded pharmaceutical products for animals.

To achieve our goals and support our overall strategy, we will need to raise a substantial amount of funding and make significant investments in, among other things, product development and working capital.

The current status of our development programs is as follows:

Product Portfolio

Specialty Pharmaceutical Products	Target Indication	Status
SYMJEPI (epinephrine) Injection 0.3mg	Anaphylaxis	FDA Approved, June 2017
SYMJEPI (epinephrine) Injection 0.15mg	Anaphylaxis	FDA Approved, September 2018
ZIMHI (naloxone) Injection (APC-6000)	Opioid Overdose	Submitted NDA
Metered Dose Inhaler Product
Beclomethasone (APC-1000)	Asthma	Phase 3 ready (1)
Dry Powder Inhaler Product
Fluticasone (APC-4000)	Asthma	Phase 3 ready (2)

(1)	The start-up phase of a Phase 3 study was initiated, but enrollment and the study has been suspended in light of among other factors, the availability of adequate funding to continue and complete the studies.
(2)

Represents the next anticipated development or regulatory stage for the product candidate that we may pursue following completion of product development, assuming that we have the financial resources to pursue any of these opportunities. There are no assurances that we will pursue these opportunities, for financial or other reasons. Following completion of product development, one or more Phase 3 trials, without previous Phase 1 or Phase 2 trials, is the anticipated next product development stage. Additional trials, such as pharmacokinetic, or PK, and/or dose escalation studies, may be conducted in connection with the Phase 3 trials.

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

We estimate that sales of prescription epinephrine products in 2019 were more than $2.3 billion, based on assumptions and estimates utilizing industry data. We cannot provide any assurances concerning any possible future rates of annual growth or whether annual prescription sales will decline or grow. As discussed elsewhere in this Report, including under the headings “Business – Competition” and “Risk Factors - If our potential products are unable to compete effectively with current and future products targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated,” the market for prescription epinephrine products is increasingly competitive, and a number of factors have resulted in, and could continue to result in, downward pressure on the pricing of, and revenues from sales of, prescription epinephrine products such as our SYMJEPI (epinephrine) Injection 0.3mg and lower dose version 0.15mg product.

Our SYMJEPI (epinephrine) Injection 0.15mg and 0.3mg products allow users to administer a pre-measured epinephrine dose quickly with a device that we believe, based on human factors studies, to be intuitive to use. If the person using the auto-injector is not familiar with the function of the device and if not administered properly, there is a risk that it could misfire or be misused.

In July 2018, we entered into a Distribution and Commercialization Agreement with Sandoz Inc., a division of Novartis AG, to commercialize both of our SYMJEPI products. Under the terms of the agreement, we appointed Sandoz as the exclusive distributor of SYMJEPI in the United States and related territories, or the Sandoz Territory, in all fields including both the retail market and other markets, and granted Sandoz an exclusive license under our patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the product in the Sandoz Territory, subject to the provisions of the agreement, in partial consideration of an upfront fee by Sandoz and potential performance-based milestone payments. The agreement provides that Sandoz will pay to us 50% of the Net Profit from Net Sales, as each such term is defined in the agreement, of the product in the Sandoz Territory to third parties, determined on a quarterly basis. We will be the supplier of the product to Sandoz, and Sandoz will order and pay us a supply price for quantities of products ordered. We will be responsible for all manufacturing and, prior to Sandoz paying the supply price, the component and supply costs related to manufacturing and supplying the product to Sandoz.  The agreement does not include minimum payments to us by Sandoz, minimum requirements for sales of product by Sandoz or, with certain exceptions, minimum purchase commitments by Sandoz. Under the agreement, Sandoz has sole discretion in determining pricing, terms of sale, marketing, and selling decisions relating to the product.

On January 16, 2019, we announced that Sandoz had launched SYMJEPI (epinephrine) 0.3 mg Injection in the U.S. market, initially available in the institutional setting. On July 9, 2019, we announced the full launch (institutional and retail) by Sandoz of both dose forms of the SYMJEPI injection products. We have had discussions with Sandoz regarding marketing initiatives and alternatives for successful commercialization of SYMJEPI. See Note 4 to the consolidated financial statements for further information about the agreement.

On October 1, 2019, we entered into an exclusive distribution and commercialization agreement with a company in Australia to register and commercialize the SYMJEPI products in the Australia and New Zealand markets, after all required regulatory registration and approvals have been obtained, and that the company anticipates that it could take many months in order to obtain the required registration and approvals.

2

Opioid Overdose

ZIMHI (naloxone) Injection, APC-6000

Naloxone is an opioid antagonist used to treat narcotic overdoses. Naloxone, which is generally considered the drug of choice for immediate administration for opioid overdose, blocks or reverses the effects of the opioid, including extreme drowsiness, slowed breathing, or loss of consciousness. Common opioids include morphine, heroin, tramadol, oxycodone, hydrocodone and fentanyl.

The number of deaths due to opioids has increased over five-fold compared to 1999. According to statistics published by the Centers for Disease Control and Prevention (CDC), in 2018 drug overdoses resulted in approximately 67,000 deaths in the United States – greater than approximately 185 deaths per day. Drug overdoses are now the leading cause of death for Americans under 50, and the proliferation of more powerful synthetic opioids, such as fentanyl and its analogues, could result in future increases in the number of deaths resulting from opioid overdoses. Recent studies from 2013 to 2016 have revealed an approximately 87% increase in deaths associated with synthetic opioids, whereas, death rates due to natural and semisynthetic opioids remained relatively stable. With this significant increase in synthetic opioid abuse are published studies that have suggested that the current recommended doses of naloxone may be inadequate in that frequent redosing is required. Repeat dosing of the commonly utilized dose of naloxone suggests the need for a higher dosage product.

On December 31, 2018, we filed an NDA with the FDA relating to our higher dose naloxone injection product, ZIMHI, for the treatment of opioid overdose.  On November 22, 2019, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for ZIMHI.  The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission.  A CRL is issued by the FDA’s Center for Drug Evaluation and Research when it has completed its review of a file and questions remain that preclude the approval of the NDA in its current form.  The questions raised by the FDA related generally to Chemistry, Manufacturing and Controls (CMC). No other clinical safety or efficacy issues were raised.  In December 2019, we provided responses to the FDA to the comments included in the CRL. In February 2020, we had a Type A meeting with the FDA to discuss the company’s response to the CRL and the process and timeline for resubmission of the NDA to the FDA.  At the meeting, the Company obtained concurrence from the agency on the Chemistry, Manufacturing and Controls, or CMC, information required for resubmission of the NDA, including additional information involving extractables and leachables testing from the syringe and glassware.  The company believes it can generate the additional information and, assuming successful testing, resubmit the NDA in the second quarter of 2020.  The FDA expressed its intent to review the resubmission in a timely manner, consistent with agency guidelines.

However, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to the timing of the FDA’s review process, FDA requests for additional data, information, materials or clarification, difficulties scheduling an advisory committee meeting, FDA workload issues, extensions resulting from the submission of additional information or clarification regarding information already in the submission within the last three months of the target PDUFA date, or other reasons. As a result, the dates FDA review and action regarding any NDA that we may resubmit concerning ZIMHI, or of regulatory approval, if obtained, and commercial introduction of our products could be delayed beyond our expectations. The development of an intramuscular injection of naloxone for the treatment of opioid overdose will require commercial scale manufacturing subject to review and approval by the FDA.

3

Asthma and Bronchospasm

According to the National Institute of Health, or NIH, asthma is a chronic lung disease that inflames and narrows the airways. Asthma causes recurring periods of wheezing, chest tightness, shortness of breath, and coughing. Asthma affects people of all ages, but it most often starts during childhood. According to information published by Centers for Disease Control & Prevention, or CDC, reporting on findings from 2017 the number of people in the U.S. with asthma is approximately 25.2 million and growing. We estimate that global sales of asthma and bronchospasm prescription products were in excess of approximately $7.2 billion in 2019, based on industry data.

Asthma; APC-1000 Metered Dose Inhaler

Our APC-1000 product candidate is a steroid hydrofluoroalkane, or HFA, metered dose inhaler product, intended for the treatment of asthma. Our product candidate, if developed and approved for marketing, will target a small niche within the larger market for respiratory products. We estimate that the annual global sales of prescription steroid HFA and similar products were approximately $3.0 billion in 2019, of which we intend to target a subset of that market.

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

In January 2018, we submitted an IND application to the FDA to begin Phase 3 efficacy studies for a new formulation of APC-1000. We received approval from the agency to proceed with the Phase 3 studies, and in December 2018, we initiated the start-up phase of the phase 3 studies of APC-1000. However, we have delayed the continuation of the start-up phase and start of patient enrollment for the studies, and have suspended the study, in light of, among other factors, the availability of adequate funding to continue and complete the studies.  The timing of enrollment for, and the pace of conduct, progress, and completion of, such studies, and our decisions concerning such matters, are affected by a number of factors, including without limitation the availability of adequate funding, the absence of unexpected regulatory issues or delays, the time period required to enroll a sufficient number of patients in the study, and the time required to complete and analyze the results of the studies. As discussed elsewhere in this Report, we will require additional funding in 2020 to continue all of our anticipated product development activities, and product development times are subject to a number of risks and uncertainties, which can delay the actual development time beyond our estimates.

Dry Powder Inhaler (DPI) Device Platform

In December 2013, we acquired assets relating to the 3M Company’s patented Taper dry powder inhaler (DPI) technology under development by 3M for the treatment of asthma and bronchospasm. The Taper DPI technology was designed to efficiently deliver dry powder by utilizing a 3M proprietary microstructured carrier tape. We are utilizing the Taper DPI assets to develop the DPI device. We believe that, if successfully developed, the device can be utilized to deliver a variety of different drug compounds and be used as a platform delivery device to develop products that will compete in the respiratory markets, which may include combination products. Our agreement with 3M contemplates that the microstructured carrier tape will be supplied by 3M under a separate commercial supply agreement to be negotiated with 3M.

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

Asthma; Fluticasone. Our first product candidate utilizing the DPI technology platform, APC-4000, will deliver Fluticasone Propionate (fluticasone) as a dry powder formulation for the treatment of asthma. Fluticasone belongs to the family of medicines known as corticosteroids or steroids. It works by preventing certain cells in the lungs and breathing passages from releasing substances that cause asthma symptoms. APC-4000 is designed to deliver the same active ingredient as GlaxoSmithKline’s Flovent® Diskus® for the treatment of asthma. We estimate that Flovent® Diskus® generated more than $469 million in U.S. sales and $802 million in global sales in 2019, based on GSK’s publicly announced results. We conducted proof of concept studies with the DPI for APC-4000 in 2018 and 2019.   In considering development and commercialization alternatives for APC-4000, we may seek to enter into development or commercialization agreements, license agreements, or other strategic agreements with third parties relating to development, commercialization and marketing of this product candidate.

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

Prescription Compounded Medications

Overview. Our USC subsidiary, which is registered as a drug compounding outsourcing facility under Section 503B of the FDCA and the DQSA, provides prescription compounded medications, including compounded sterile preparations or CSPs, and non-sterile compounds to physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables. USC also provides compounded pharmaceutical products for animals.

USC sources raw materials and commercial products only from suppliers registered with the FDA. Utilizing these raw material components, USC prepares and provides a broad range of customized stock keeping units to meet the individual requirements of customers located throughout most of the United States.

USC’s business is focused on marketing a portfolio of compounded preparations for hospital outsourcing, animal health, including sterile injectable and non-sterile integrative therapies.  Many of these formulations are offered in different formats than other available alternatives, such as in suspension or preservative free. Many hospitals and surgery centers look to outsourcing facilities to obtain medications in ready-to-use, or RTU, format, with the specific packaging, volume, and strength often unique to individual facilities. Many facilities and practitioners also look to outsourcing facilities when medications are on temporary backorder from the manufacturer or are discontinued. USC’s veterinary products include, without limitation, a formulation of an equine ulcer product that addresses what we believe is a significant market. Many horses that are competing and under stress have been shown to have gastric ulcers.  We have completed a study comparing a combination formulation of omeprazole and fenbendazole to placebo, and the study results indicated that the combination formulation was effective in reducing gastric ulcer sores and reducing squamous ulcer disease in horses.  We intend to continue development of this product candidate.

Compounding pharmacies and outsourcing facilities combine different ingredients, some of which may be FDA-approved drugs or components of FDA-approved drugs, to create specialized preparations prescribed by a physician. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. A physician may also work together with a pharmacist to repurpose or reformulate FDA-approved drugs via the compounding process to meet a patient’s specific medical needs. These compounds are distributed to hospitals, surgery centers, and practitioners. Examples of compounded medications prepared by outsourcing facilities include sterile syringes used by hospital and surgery center operating rooms, sterile injectables administered by the practitioner in the office, and unit-dosed sterile and non-sterile medications. USC’s outsourcing facility receives its active pharmaceutical ingredients from three main suppliers, which accounted for the majority of USC’s drug and chemical purchases in 2019 and 2018.

The pharmacy sterile compounding industry arose in part because hospitals and other healthcare providers administering drugs require concentrations, dosage forms and delivery systems that are not readily commercially available from drug manufacturers in an RTU form. Historically, safety and quality standards for compounded medications were not well defined or implemented, leading to demand for safer compounding practices, and the level of state regulation varied significantly. The 2012 nationwide fungal meningitis outbreak caused by a compounding pharmacy led to increased regulatory oversight of the industry which, among other things, led to the passage of the DQSA and its creation of Section 503B outsourcing facilities as a new, more highly FDA-regulated category of interstate outsourced CSP providers. Registration as a Section 503B outsourcing facility is currently voluntary. USC was incorporated in Arkansas in 2004 and registered with the FDA as a Section 503B outsourcing facility in December 2013.

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

Since we acquired USC in April 2016, we have taken several measures intended to support the growth of the business including hiring additional personnel, expanding sales channels, and strengthening our production processes. During 2020, assuming sufficient funding and need for additional production capacity, we intend to move certain aspects of production into a new, larger facility that was in development since 2018. We believe that the new, larger facility will expand production capacity and allow for increased sales of products.

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

Regulatory Matters. Compounding outsourcing facilities have historically been subject to FDA inspections on an irregular basis and are now subject to FDA inspections on a risk-based schedule in accordance with DQSA Section 503B(b)(4). Observations by the FDA of potentially violative conditions during inspections are required to be reported to facility management at the close of the inspection on FDA Form 483. It is common for such reports to be provided in connection with inspections of compounding outsourcing facilities, and observations may be further followed by Warning Letters and other enforcement actions as the FDA deems warranted. In March 2014, August 2015, July 2016, and February 2019, USC received Form 483 observations following FDA inspections of its outsourcing facility, noting inspectional observations of a number of observed deficiencies relating to USC’s facility and practices.

Following the August 2015 Form 483 observations, and prior to our acquisition of USC, USC temporarily suspended production of sterile products and voluntarily recalled certain lots of sterile product. USC determined there was no evidence that any compounded sterile products were defective but decided to voluntarily recall all sterile product that remained within expiry and temporarily halt sterile production. USC responded to the August 2015 Form 483 observations and took a number of corrective actions, including enhancing quality control and production systems. Approximately around the time of its acquisition by Adamis, USC resumed production and sale of its sterile products. In July 2016, USC received Form 483 observations following FDA inspections of its outsourcing facility, noting inspectional observations of a number of observed deficiencies relating to USC’s facility and practices. USC responded in writing to the inspectional observations in July 2016 and provided supplemental responses to FDA in April 2017. In October 2017, USC received a Warning Letter referencing the August 2015 and July 2016 Form 483 inspectional observations. USC provided a written response to the FDA that further described the completed corrective actions that were taken in response to the inspectional observations.  In November 2018, FDA responded to the 2017 Warning Letter response submitted by USC and indicated it would look for evidence of corrective action and further clarification of policies and procedures on a future inspection. USC was inspected by FDA in the early part of 2019, with a Form 483 issued to site management in February 2019. USC duly responded to the inspectional observations in writing to the FDA in March 2019, and provided an initial update in April 2019 and a comprehensive update of completed corrective actions and milestones in August 2019.

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

In 2018 and 2019, FDA published statements outlining its compounding priorities for 2018 and 2019, respectively. Included in these statements were references to forthcoming regulations on compounding from bulk drug substances, determination of clinical need, and a revised memorandum of understanding between FDA and State Boards of Pharmacy setting forth limits on interstate compounding under Section 503A of the FDCA. The draft guidance documents published in 2018, which are of general application to compounding pharmacies, or other FDA regulations and guidance, potentially could limit the number and type of products USC is permitted to compound as well as interstate shipping of compounded medications, and could adversely affect sales of our compounded medications. In December 2018 and January 2020, FDA published revised draft guidances on cGMP for 503B Outsourcing Facilities. USC is currently assessing the newest guidance and any required improvements or changes to its processes, procedures, policies, or facility to achieve the expected level of compliance.

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

Clinical Supplies and Manufacturing

Except for our facilities at USC that are utilized to prepare compounded formulations, we have no in-house manufacturing or distribution capabilities and have no current plans to establish manufacturing facilities for significant clinical or commercial production. We rely on third-party contract manufacturers to manufacture our products and make the material used to support the development of our product candidates. Our third-party manufacturers are subject to extensive governmental regulation. The FDA mandates that drugs be manufactured, packaged and labeled in conformity with current good manufacturing practices, or cGMP, regulations. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that their services and products meet applicable specifications and other requirements. We intend to continue to outsource the manufacture and distribution of our products for the foreseeable future, and we believe this manufacturing strategy will enable us to direct our financial resources to development of products without devoting the resources and capital required to build cGMP compliant manufacturing facilities. Our SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg products are manufactured by a third-party manufacturer, utilizing materials to complete the manufacturing process obtained from various companies and suppliers, and assembly and final packaging of the product is implemented by a third-party entity. There are potential sources of supply other than our existing suppliers, but new suppliers would be required to qualify under applicable regulatory requirements.

Sales and Marketing

Our SYMJEPI (epinephrine) products will be marketed and sold in the U.S. markets by Sandoz pursuant to our commercialization agreement with Sandoz.  We sell compounded pharmacy formulations through USC’s sales and marketing employees and arrangements with third parties for sales and marketing support. Sales and marketing activities consist primarily of efforts to educate doctors, ambulatory surgery centers, healthcare systems, hospitals, veterinarians, and other users throughout the U.S. about USC’s products and services. USC’s sales and marketing team is focused on customer retention as well as generating sales from new and existing customers.

Customers and Distribution

On January 16, 2019, we announced that Sandoz had launched SYMJEPI (epinephrine) 0.3 mg Injection in the U.S. market, initially available in the institutional setting. On July 9, 2019, we announced the full launch (institutional and retail) by Sandoz of both dose forms of the SYMJEPI injection products. Pursuant to our agreement with Sandoz, we are responsible for supplying the SYMJEPI products to Sandoz at a supply price for quantities of products ordered.  Revenues from sales of the company’s compounded pharmacy medications and compounds consist, in large part, of sales to clinics and hospitals.

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

The SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg products compete against other self-administered epinephrine products, including EpiPen, EpiPen Jr., Auvi-Q and Adrenaclick. In addition, there has been market and regulatory focus in recent years on the prices to consumers of self-administered epinephrine products, which have exerted downward pressure on the pricing of such products. Competitors may reduce or otherwise modify the pricing of their existing products at any time. In addition, the company that markets the currently leading auto-injector product, EpiPen, introduced an authorized generic version of the auto-injector product at a lower price than the EpiPen. Additionally, in late 2018 a generic, or A/B rated, competitor to EpiPen was approved and launched. Other competing products have been introduced or prices on existing competing products have been reduced, and if additional competing products are introduced in the future, including additional generic versions of one or more existing spring-loaded auto-injector devices, at lower prices than the current market leading products, the competitive success of our SYMJEPI products could be adversely affected. The competitive success of our products could also be adversely affected by changes in the willingness of insurance companies and other third-party payors to cover or reimburse some or all of the costs to consumers of our products. Our high dose naloxone injection product candidate ZIMHI (APC-6000) for opioid overdose, if approved and introduced, is expected to compete with other pharmaceuticals in the markets for opioid overdose. Moreover, our APC-1000 and APC-4000 products, if developed and commercialized, are expected to compete with allergy inhaler and other products offered by several companies, including without limitation GlaxoSmithKline and Teva Respiratory, LLC.

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

We intend to continue to seek appropriate patent protection for product candidates in our research and development programs where applicable and their uses by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where possible, claims for composition of matter, medical uses, processes for preparation and formulations. As of December 31, 2019, the company had: (i) 21 issued patents in the United States and 11 pending applications; (ii) 77 issued and 42 pending foreign patent applications, four of which have been allowed, relating to our Symject™ injection device, DPI and C31G products and product candidates, among other things. The issued patents and allowed patents applications expire between 2020 and 2041, not taking into account any potential patent-term extensions that may be available in the future.

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

Clinical trials typically are conducted in sequential phases: Phases 1, 2 and 3. The phases may overlap. The FDA may require that we suspend clinical trials at any time on various grounds, including if the FDA makes a finding that the subjects participating in the trial are being exposed to an unacceptable health risk.  In Phase 1 clinical trials, a drug is usually tested on patients to determine safety, any adverse effects, proper dosage, absorption, metabolism, distribution, excretion and other drug effects.   In Phase 2 clinical trials, a drug is usually tested on a limited number of subjects to preliminarily evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks. In Phase 3 clinical trials, a drug is usually tested on a larger number of subjects in an expanded patient population to determine efficacy and to further determine safety, usually at multiple clinical sites.  We cannot assure you that any of our current or future clinical trials will result in approval to market additional products.

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

The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter describes all of the specific deficiencies in the submission identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or more significant, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

The Patient Protection and Affordable Care Act, or PPACA, enacted in 2010, was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms.  The PPACA imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. The PPACA substantially changed the way that healthcare is financed by both governmental and private insurers.  Among other cost containment measures, PPACA established: an annual nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates that a manufacturer must pay under the Medicaid Drug Rebate Program.  The reforms imposed by the PPACA have significantly impacted and will significantly impact the pharmaceutical industry.  In addition, although the PPACA was previously upheld by the U.S. Supreme Court, it is possible that the PPACA or portions thereof may be modified, challenged or repealed in the future, or that future judicial decisions, executive orders or regulatory actions could affect the impact of the law on the pharmaceutical industry.  In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, including several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things bring more transparency to drug pricing, review the relationship between pricing and manufacturing patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs.

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

We successfully pursued a Section 505(b)(2) regulatory pathway for our SYMJEPI (epinephrine) Injection 0.3mg product and our lower dose 0.15 mg version, we are pursuing Section 505(b)(2) regulatory filings in connection with our ZIMHI naloxone injection product, for which we filed an NDA in December 2018, and we intend to pursue a Section 505(b)(2) regulatory filing in connection with our beclomethasone HFA and fluticasone DPI product candidates, if successfully developed. Accordingly, if we rely in our regulatory filing on clinical trials conducted, or the FDA’s prior findings of safety and effectiveness, for a previously approved drug product that involves patents referenced in the Orange Book, then we will need to make the patent certifications or the Paragraph IV certification described above. If we make a Paragraph IV certification and the holder of the previously approved product that we referenced in our application initiates patent litigation within the time periods described above, then we will be subject to the risks of patent litigation, with the accompanying delay described above and potentially material expense of patent litigation, before we could commercially market our product.

In addition, even if we submit a 505(b)(2) application, such as we submitted for the SYMJEPI (epinephrine) Injection 0.3mg product and as we may submit for other future products, that relies on clinical trials conducted for a previously approved product where there are no patents for such other product with respect to which we have to provide certifications, we are subject to the risk that the FDA could disagree with our reliance on the particular previously approved product that we chose to rely on, conclude that such previously approved product is not an acceptable reference product, and require us instead to reference another previously approved product that involves patents referenced in the Orange Book, requiring us to make the certifications described above and subjecting us to the risks of delay and expense described above.

Abbreviated New Drug Applications

In contrast to the kind of clinical trial and other data that is required for an NDA submitted pursuant to Section 505(b)(1) of the FDCA, an Abbreviated New Drug Application, or ANDA, contains data that, when submitted to the FDA pursuant to Section 505(j) of the FDCA, provides for the review and ultimate approval of a product commonly referred to as a “generic equivalent” or a “generic” drug product. These kinds of drug applications are called “abbreviated” because ANDA applicants are generally not required to conduct or submit preclinical (animal) and clinical (human) data to establish safety and effectiveness of their product, other than the requirement for bioequivalence testing. Instead, a generic applicant must scientifically demonstrate that its product is bioequivalent, that is, that the product performs in the same manner as the listed drug. For locally acting inhaled products, we believe that demonstration of bioequivalence in most cases will require human clinical studies that demonstrate that the generic product performs in the same manner as the listed drug. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

17

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

USC’s pharmacy operations are regulated by both individual states and the federal government. Every state has laws and regulations addressing pharmacy operations, including regulations relating specifically to compounding pharmacy operations. These regulations generally include licensing requirements for pharmacists, pharmacy technicians and pharmacies, as well as regulations related to compounding processes, safety protocols, purity, sterility, storage, controlled substances, recordkeeping and regular inspections, among other things. State rules and regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding pharmacies. Revisions to United States Pharmacopeia Chapters <800> “Hazardous Drugs – Handling in Healthcare Setting,” <795> “Pharmaceutical Compounding – Non-Sterile Preparations,” and <797> “Pharmaceutical Compounding – Sterile Preparations” were published in July 2019. The effective dates of the revised chapters USP <795> and USP <797> has been postponed indefinitely. New and revised chapter USP <800> is incorporated by reference in most state regulations, and compliance with these revisions may require significant changes to procedures, policies, and facility design. If our pharmacy operations become subject to additional licensure requirements or, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, USC's ability to operate in some states could be limited. At this time, there are no material operating restrictions on USC’s licensure in any of the states where it is licensed, and none are pending or expected in the foreseeable future. The company believes that all permits are in good standing in all material respects.

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

USC initiated actions in 2018 to separate a portion of its business activities into 503A prescriptions dispensed to individual patients and 503B compounds distributed to facilities and practitioners without a specific patient identified. In December 2016, FDA issued Final Guidance for Industry entitled “Prescription Requirement Under Section 503A of the Federal Food, Drug, & Cosmetic Act.” This guidance document outlines that traditional 503A pharmacies can only dispense prescriptions pursuant to receipt of a valid prescription for a specifically identified individual patient. This December 2016 Guidance, in combination with the August 2015 Final Guidance for Industry “For Entities Considering Whether to Register as Outsourcing Facilities Under Section 503B of the Federal Food, Drug, & Cosmetic Act,” and the May 2018 Guidance for Industry “Facility Definition Under Section 503B of the Federal Food, Drug, & Cosmetic Act” effectively make compounding prescriptions for individual patients impractical as a 503B Outsourcing Facility and require separate physical operations for 503A and 503B operations that are not logistically feasible in USC’s existing facility. The process to open, commission, and license the new facility is dependent on the availability of sufficient funding and need for additional production capacity.

Confidentiality, Privacy and HIPAA

To the extent that USC’s pharmacy operations, may involve the receipt, use and disclosure of confidential medical, pharmacy and other health-related information, it may be subject to HIPAA. The federal privacy regulations under HIPAA are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information and requires compliance with federal security regulations regarding the storage, utilization and transmission of and access to electronic protected health information. The requirements imposed by HIPAA are extensive. In addition, most states have enacted privacy and security laws that protect identifiable patient information that is not health-related. The recently adopted European General Data Protection Regulation, or GDPR, contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures that are intended to bring non-EU companies under the data security and privacy legal framework specified in the regulation. If we expand our business operations to include operations in the European Union, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

Additionally, effective January 1, 2020, the California Consumer Privacy Act (“CCPA”) created individual privacy rights for California consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA could impact our business activities and create additional risks relating to cyber security and the evolving regulatory environment related to personal data and protected health information.

Medicare Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. Currently, most of USC’s formulations are sold in cash transactions. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably adversely affect USC’s business. As a result, reimbursement from Medicare and other third-party payors may never be available for any of USC’s products or, if available, may not be sufficient to allow USC to sell the products on a competitive basis and at desirable price points.

Food and Drug Administration

As a drug compounding outsourcing facility, USC is registered with, and regulated by, the FDA under the FDCA. In particular, the DQSA, which sets forth standards applicable to compounding outsourcing facilities such as USC’s, was enacted in November 2013, creating a new Section 503B in the FDCA, under which a compounder can voluntarily register as an outsourcing facility. USC has registered as an outsourcing facility.

 In July 2014, the FDA issued a draft guidance entitled: Industry Current Good Manufacturing Practice—Interim Guidance for Human Drug Compounding Outsourcing Facilities Under Section 503B of the FD&C Act. According to the FDA, this “interim guidance describes the FDA’s expectations regarding compliance with cGMP requirements” for Section 503B compounding facilities. The guidance also notes that the FDA intends to promulgate more specific cGMP regulations for such facilities, but that until “final regulations are promulgated, this guidance describes the FDA’s expectations” regarding outsourcing facility compliance with cGMP requirements for drugs during the interim period. In December 2018, FDA published a revised draft guidance on cGMP for 503B Outsourcing Facilities. USC continues to assess this guidance and any required improvements or changes to its processes, procedures, policies, or facility to achieve the expected level of compliance. We cannot predict when the guidance will be finalized. The revised guidance for 503B outsourcing facilities regarding vendor qualification and incoming raw materials testing is onerous and could increase the cost of USC’s compounded medications.

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

In November 2019, FDA issued a draft Guidance for Industry #256: Compounding Animal Drugs from Bulk Drug Substances (the “Draft GFI #256”). This guidance describes the FDA’s policy regarding the compounding of animal drugs from bulk substances and limits the circumstances in which a compounder may use bulk substances to compound animal medication.  Industry comments to the Draft GFI #256 were due by February 22, 2020. As with other FDA regulations and guidance, when finalized, this guidance could limit the number and type of products USC is permitted to compound for animal use.  USC currently compounds animal medication in its registered Section 503B outsourcing facility.  With respect to office use orders placed by veterinarians from an outsourcing facility, the FDA has contemplated that outsourcing facilities may compound both human and veterinary medication.  FDA indicated in a guidance that outsourcing facilities that only compound animal drugs should not register as an outsourcing facility, but understands that there are 503B facilities that compound both human and animal drugs.  Nevertheless, the FDA could in the future enforce new drug approval requirements on animal medication compounding in Section 503B outsourcing facilities.

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

Employees

As of December 31, 2019, we had 131 full-time employees, including one located outside of the United States, and 40 part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

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

Risks Related to Our Business, Industry and Financial Condition

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2019 accompanying this Report, we have sustained substantial recurring losses from operations.  In addition, we have used, rather than provided, cash in our continuing operations. We will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates.  Without obtaining additional capital, it would be unlikely for us to continue as a going concern.  The above conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on the market acceptance and success of our products and our ability to obtain additional required funding, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms.  Without additional required funds from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions or sources, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We may require additional financing to continue as a going concern.

We incurred a net loss of approximately $29.3 million for the year ended December 31, 2019, and a net loss of approximately $39.0 million for the year ended December 31, 2018. At December 31, 2019, we had cash and cash equivalents of approximately $8.8 million, accounts receivable of approximately $1.9 million and liabilities of approximately $11.8 million. In February 2020, we completed an equity financing transaction resulting in estimated net proceeds of approximately $6.1 million. However, the development of our business may require additional capital in 2020 and the future to help fund the development and commercialization of our products and product candidates and conduct research and development of other product candidates, as well as to fund capital expenditures and our ongoing operations at USC and satisfy our obligations and liabilities. In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital. Delays in obtaining required funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

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

21

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

On October 11, 2019, we received a notice from Nasdaq that, because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.  Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice had no immediate effect on the listing or the trading of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until April 8, 2020, to regain compliance with the minimum bid price requirement.   To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.  In the event we are not in compliance with the minimum bid price requirement by April 8, 2020, we may be afforded a second 180 calendar day grace period.  To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement.  In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180 day compliance period.

In addition, on October 15, 2019, we notified The Nasdaq Stock Market that as a result of the resignation of one of its directors from the company’s board of directors, the company was no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the company’s Audit Committee to be composed of at least three independent directors. The resignation left the Audit Committee with two directors. This had no immediate effect on the company’s Nasdaq listing or the trading of its common stock. In accordance with Nasdaq Listing Rule 5605(c)(4)(B), the company has a cure period to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A), until the earlier to occur of the next annual shareholders meeting or September 30, 2020; provided, however, that if the annual shareholders meeting is held before March 30, 2020, then the company must evidence compliance no later than March 30, 2020. On October 16, 2019, Nasdaq issued a letter to the company confirming the company’s noncompliance with the audit committee requirements of Nasdaq Listing Rule 5605 as a result of the resignation and the cure period for the company to regain compliance under Nasdaq Listing Rule 5605(c)(4).

We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

We incurred net losses of approximately $29.3 million for the year ended year ended December 31, 2019, and a net loss of approximately $39.0 million for the year ended December 31, 2018. From inception through December 31, 2019, we have an accumulated deficit of approximately $182.3 million. We expect that these losses may increase as we continue our research and development activities, seek regulatory approvals for our product candidates and seek to commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

Except for our SYMJEPI product, we have not received regulatory approval for any drugs or products. Since our fiscal 2010 year, except for revenues from sales of compounded pharmacy formulations after our acquisition of USC in 2016 and amounts that we have received and may receive in the future pursuant to our commercialization agreements relating to our SYMJEPI products, we have not generated commercial revenue from marketing or selling any drugs or other products.  We expect to incur substantial net losses for the foreseeable future.  We may never be able to commercialize any additional product candidates that are subject to regulatory approval or be able to generate revenue from sales of such products.  Because of the risks and uncertainties associated with developing and commercializing our specialty pharmaceuticals and other product candidates, we are unable to predict when we may commercially introduce such products, the extent of any future losses or when we will become profitable, if ever.

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

Many of our potential products and technologies are in early stages of development, or have been discontinued or are suspended.

The development of new pharmaceutical products is a highly risky undertaking, and there can be no assurance that any future research and development efforts we might undertake will be successful. In addition, development of some of our potential products candidates has been discontinued or suspended.  Many of our potential products will require significant additional research and development before any commercial introduction. There can be no assurance that any future research, development or clinical trial efforts will result in viable products or meet efficacy standards. Future clinical or preclinical results may be negative or insufficient to allow us to successfully market our product candidates. Obtaining needed data and results may take longer than planned or may not be obtained at all. Any such delays or setbacks could have a material adverse effect on our ability to achieve our financial goals.

Our development plans concerning our products and product candidates are affected by many factors, the outcome of which are difficult to predict.

The anticipated dates for development and introduction of products in our product pipeline will depend on a number of factors, including the availability of adequate funding to support product development efforts.

Our product development plans concerning our allergy and respiratory products and product candidates, including APC-1000, APC-4000 and APC-6000, are affected by many factors, many of which are difficult to predict.  Some of the factors that could affect our development plans for our products and product candidates include: general market conditions and developments in the marketplace including the introduction of potentially competing new products by our competitors; the availability of adequate funding to support product development efforts and sales and marketing efforts for approved products; the outcome of discussions with the FDA concerning the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the applicable product; the outcome of discussions with the FDA concerning the regulatory approval pathway of the applicable product; the FDA’s review and acceptance of NDAs that we may file concerning our product candidates; any unexpected difficulties in licensing or sublicensing intellectual property rights that may be required for other components of the product patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) or ANDA filings; any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product; and unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product if we decide to market a product ourselves rather than seek a commercialization partner.

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

Business or economic disruptions or global health concerns could harm our business and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing business and research, development and commercial activities and could include disruptions to the productivity of our employees working remotely or their ability to travel on matters relating to the Company’s business activities.  The novel strain of coronavirus reported to have surfaced in China in December 2019, and the related COVID-19 outbreak in 2019 and 2020, has spread to many other countries including the United States. As of the date of this Report, this outbreak has resulted in extended shutdowns of certain businesses in the United States and elsewhere and has had ripple effects on businesses and activities around the world. The outbreak and any preventative or protective actions that we, our customers, our respective manufacturers, suppliers or other third parties with which we have business relationships, or governments may take in respect of the coronavirus and COVID-19 outbreak could disrupt our business and the business of our customers or third parties with which we have business relationships.  Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. In addition, the COVID-19 outbreak could result in a severe economic downturn and has already significantly affected the financial markets of many countries.  A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.  A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making purchases or payments for our products. Any of the foregoing could harm our business.  As of the date of this Report, we have not experienced any known material business disruptions or material adverse effect on our business or financial condition resulting from the COVID-19 outbreak.  However, we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we, our customers, or any of the third parties with whom we engage, including the suppliers, manufacturers, regulators and other third parties with whom we conduct business or have business relationships, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner presently anticipated could be materially and negatively impacted.

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

Before regulatory approval for a potential product can be obtained, we must undertake clinical testing on humans to demonstrate the tolerability and efficacy of the product. We cannot assure you that we will obtain authorization to permit product candidates that are in the preclinical development phase to enter the human clinical testing phase. In addition, we cannot assure you that any authorized preclinical or clinical testing will be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. For example, we have suspended additional clinical trials relating to our APC-1000 product candidate.  We cannot assure you that such testing will show potential products to be safe and efficacious or that any such product will be approved for a specific indication. Further, the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. In addition, we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks.

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

Except for our facilities at USC that are utilized to prepare compounded formulations, we do not own or operate manufacturing facilities for clinical or commercial production of pharmaceutical products and product candidates, we do not have any experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we expect to depend on third-party contract manufacturers for the foreseeable future. Any performance failure on the part of our contract manufacturers could delay clinical development, regulatory approval or commercialization of our current or future product candidates, depriving us of potential product revenue and resulting in additional losses. Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales.  Additionally, we rely on third parties to supply the raw materials needed to manufacture our existing and potential products.  Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the outbreak of the COVID-19 coronavirus, or natural disasters including earthquakes, typhoons, floods and fires, could adversely affect our supply chain.  Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality.  Any unanticipated disruption to our manufacturers or suppliers could delay shipment of any of our products, increase our cost of goods sold and result in lost sales.

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

If our products and potential products are unable to compete effectively with current and future products targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated.

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

Our success will be dependent upon the efforts of our management team and staff, including Dennis J. Carlo, Ph.D., our chief executive officer. The employment of Dr. Carlo may be terminated at any time by either us or Dr. Carlo. We currently do not have key person life insurance policies covering any of our executive officers or key employees. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the operation of our business. Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel. If we are unable to attract new employees and retain existing key employees, the development and commercialization of our product candidates could be delayed or negatively impacted. In addition, any staffing interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the outbreak of the COVID-19 coronavirus, or natural disasters including earthquakes, typhoons, floods and fires, could have an adverse effect on our business.

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

At December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, and credit carryforwards which, subject to certain limitations, we may use to reduce future taxable income or offset income taxes due.  Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Pursuant to Internal Revenue Code Section 382, the annual use of the NOLs and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As noted in Note 20 to the consolidated financial statements appearing elsewhere in this Report, our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo additional ownership changes, our ability to use our NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may be materially limited in our ability to utilize our NOLs and credit carryforward.

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

USC could receive additional Form 483 inspectional observations from the FDA, warning letters or other communications from the FDA or state regulatory authorities, and federal or state proceedings alleging non-compliance with FDA requirements and other applicable federal or state regulatory legal requirements could adversely affect our business, financial condition and results of operations.

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

31

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

Compounded drugs are not FDA-approved. As a 503B drug compounding outsourcing facility, USC’s compounded human formulations are not subject to the FDA drug approval process. This means that FDA does not verify the safety or effectiveness of the medications compounded and distributed by USC, but rather FDA establishes standards for manufacturing processes controls to ensure drug quality. Consumers and health professionals rely on the drug approval process to ensure that drugs are safe and effective and made in accordance with Federal quality standards. Compounded drugs also lack an FDA finding of manufacturing quality before such drugs are marketed. Drugs available through branded and generic drug companies have been approved for marketing and sale by the FDA and are subject to many more requirements than drugs compounded in outsourcing facilities. In addition, some compounding pharmacies have been the subject of widespread negative media coverage in recent years. As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, compounded drugs. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use USC’s compounded formulations could include the following, among others: applicable law limits our ability to discuss the efficacy or safety of USC’s formulations with potential users to the extent applicable data is available; and our compounded preparations are primarily sold on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the private payors and government programs such as Medicare and Medicaid programs. Failure by physicians, patients, other potential customers, or third-party payors, to accept compounded drugs could substantially limit USC’s market and cause its and our business and operations to suffer.

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

Many competitors that market and sell compounded preparations have longer operating histories and may have greater financial, marketing, and other resources than we do. We are significantly smaller than some of such competitors, and we may lack the financial and other resources needed to develop, produce, distribute, market, and commercialize any of USC’s formulations or compete for market share in these sectors. These potential competitors could leverage existing resources and experience operating in industries that are subject to significant regulatory oversight in order to overcome certain barriers to entry. Consequently, competitors may be able to develop products and services competitive with, or superior to, USC’s products and services. Furthermore, we may not be able to differentiate USC’s compounded preparations and services from those of our competitors, successfully develop or introduce new services—on a timely basis or at all—that are less costly than those of our competitors or offer customers payment and other commercial terms as favorable as those offered by our competitors. We expect competition to intensify as technology advances, such as those in the field of robotics and automation, and consolidation continues. Also, new developments by pharmaceutical manufacturers, such as increasing the number of abbreviated new drug applications, to cover less frequently used drug formulations, could render some or most of USC’s products or services obsolete. In addition, the drug products available through branded and generic drug companies with which USC’s formulations compete have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. USC’s compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA. As a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, USC’s formulations. The DQSA prohibits compounding facilities, both 503A and 503B, from compounding products that are considered “essentially a copy” of approved drug products offered by traditional pharmaceutical manufacturers. In January 2018, FDA published Final Guidance on what it considers to be “essentially a copy” of approved drug products for outsourcing facilities. This guidance documents added the requirement that purchasers and prescribers document on each order and prescription the specific clinical need for the compounded medication. Some purchasers and prescribers may be unwilling to complete this additional documentation, resulting in decreased demand for the compounded drug products.

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

35

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

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the merger agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the Company or USC in connection with the merger, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the Loan Documents. The lender in all of the Loan Documents was First Federal Bank and/or its successor Bear State Bank, and/or Arvest Bank, as successor in interest to Bear State Bank, referred to as Lender or the Bank. We have previously entered into amendments of these loan agreements with the Bank, or the Amended Loan Documents. We are required to make current periodic interest and principal payments under the Amended Loan Documents, in an amount of approximately $23,000 per month; the amount of required interest payments is subject to change depending on future changes in interest rates.

The Amended Loan Documents with the Bank include a variety of representations, warranties and covenants that we are required to comply with. If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law. At December 31, 2019, our aggregate indebtedness under the Amended Loan Documents was approximately $2,153,000.

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

The marketing and sale of compounded formulations is subject to and must comply with extensive and evolving state and federal statutes and regulations governing compounding entities. These statutes and regulations include, among other things, for certain kinds of compounding pharmacies restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities registered under Section 503B of the FDCA such as USC’s registered outsourcing facility, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, restrictions on the use of bulk active ingredients, limitations on the volume of compounded formulations that may be sold across state lines, prohibitions on wholesaling or reselling, and how FDA treats the compounding of animal drugs from a 503B registered outsourcing facility. These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may limit the market available for compounded formulations, as compared to the market available for FDA-approved drugs.

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

Further, the FDA seeks to limit, under Section 503A of the FDCA, the amount of compounded products that a pharmacy not registered as an outsourcing facility under Section 503B of the FDCA can dispense interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a Memorandum of Understanding (“MOU”) with each state setting forth limits on interstate compounding. The first draft of the MOU presented by the FDA in February 2015 limited interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month, with the excess considered by the FDA as an “inordinate amount.” The FDA stated in guidance issued in February 2015 that it would not enforce interstate restrictions until after it published a final MOU and made it available to states for signature for some designated period of time. If the final MOU was released but not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state and not registered as an outsourcing facility would be limited to quantities not greater than 5% of total prescription orders dispensed or distributed by the pharmacy (the 5% rule); however, we are not aware that the FDA currently enforces or has in the past enforced the 5% rule and, under current draft guidance, the FDA has stated that it would not enforce the 5% rule until a  final MOU has been made available to states for signature. The FDA originally proposed a 180-day period for states to agree to a final MOU after the final version was presented, after which it would begin to enforce the 5% rule.

In January 2018, the FDA published a statement outlining its compounding priorities for 2018 (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. Included in the 2018 Compounding Plan were references to forthcoming regulations on compounding from bulk drug substances, determination of clinical need, and a revised memorandum of understanding between the FDA and State Boards of Pharmacy setting forth limits on interstate compounding under Section 503A of the FDCA. In keeping with this 2018 Compounding Plan, in March 2018 the FDA issued a draft guidance proposing a framework for determining the clinical need sufficient to permit an outsourcing facility to compound from bulk drug substances (“Bulks Guidance”), and in September 2018 the FDA issued a revised draft MOU (“Revised Draft MOU”). As with other FDA regulations and guidance, when finalized, this guidance and MOU potentially could limit the number and type of products USC is permitted to compound as well as interstate shipping of compounded medications thereby adversely affecting sales of our compounded medications. The Bulks Guidance received numerous comments, and final guidance was published in March 2019 relating to the method by which the FDA will evaluate bulk drug substances for inclusion/exclusion on the final bulk substances lists. With the exception of two substances that have been excluded, the final bulk substances lists have not been developed and no timeline is currently available for which the lists are expected to be finalized. Until then, the interim bulk substances lists are effective, and USC does not compound with bulk drug substances not on the interim list as approved for use. We believe that the impact on USC and other 503B outsourcing facilities of the regulatory expectations regarding bulk substances will depend in part on how the guidance is implemented, interpreted and applied over time. Similarly, if finalized, the Revised Draft MOU could also limit our pharmacy’s interstate sales. Although the Revised Draft MOU removed any requirement that states take action against a pharmacy dispensing more than 30% of its compounded preparations interstate, it still requires that the state report to the FDA any pharmacy shipping more than 50% of its compounded products out of state. The Revised Draft MOU also changed the method of calculation: the percentage is now calculated using compounded products only. Under the Revised Draft MOU, for pharmacies that are dispensing more than 50% interstate, the FDA will analyze if the risk posed by the pharmacy’s interstate dispensing practices may weigh in favor of additional federal oversight using a variety of risk factors. Moreover, if the state in which the pharmacy is located determines it will not enter into an MOU with FDA, the 5% rule will apply. In the Federal Register notice accompanying the Revised Draft MOU, the FDA continued to advise that it will not enforce the 5% limitation until some time period (it is proposing 180 days) after FDA has finalized the MOU. Nevertheless, the finalization of any MOU and the accompanying process could limit USC’s ability to ship its compounded drug products interstate. The comment period for the Revised Draft MOU ended in December 2018.

In November 2019, FDA issued a draft Guidance for Industry #256: Compounding Animal Drugs from Bulk Drug Substances (the “Draft GFI #256”). This guidance describes the FDA’s policy regarding the compounding of animal drugs from bulk substances and limits the circumstances in which a compounder may use bulk substances to compound animal medication.  Industry comments to the Draft GFI #256 were due by February 22, 2020. As with other FDA regulations and guidance, when finalized, this guidance could limit the number and type of products USC is permitted to compound for animal use.  USC currently compounds animal medication in its registered Section 503B outsourcing facility.  With respect to office use orders placed by veterinarians from an outsourcing facility, the FDA has contemplated that outsourcing facilities may compound both human and veterinary medication.  FDA indicated in a guidance that outsourcing facilities that only compound animal drugs should not register as an outsourcing facility, but understands that there are 503B facilities that compound both human and animal drugs.  Nevertheless, the FDA could in the future enforce new drug approval requirements on animal medication compounding in Section 503B outsourcing facilities.

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

40

We must compound in conformity with applicable cGMP requirements; failure to maintain compliance with applicable cGMP requirements may prevent or delay the compounding or marketing of our compounded preparations.

USC’s 503B outsourcing facility operations must continually adhere to (i) applicable cGMP requirements, which are issued and enforced by the FDA through regulations and guidance and interpreted and enforced through its inspection programs, and (ii) sterile product requirements under applicable state law, such as General Chapter <797> (“USP <797>”), published by the U.S. Pharmacopeia or USP Convention, a scientific standard-setting organization, which have been codified in many states and which have historically been enforced by applicable state boards of pharmacy through inspection programs but are also enforceable by the FDA. In complying with applicable cGMPs and USP <797>, we must expend time, money and effort in production, record-keeping, and quality control to ensure that USC’s products and services meet applicable specifications and requirements. Revisions to USP <797> have been proposed by USP, but postponed for the foreseeable future and current USP <797> remains in effect.  In July 2014, the FDA issued draft guidance for cGMPs for human drug compounding outsourcing facilities, such as USC’s. This draft guidance was revised in December 2018. USC has assessed this revised draft guidance and is implementing pertinent improvements or changes to its processes, procedures, policies, or facility to achieve the expected level of compliance. Because this cGMP draft guidance has not been finalized and may be significantly changed prior to being made final, we may need to expend substantial additional resources to comply with the final applicable cGMPs, along with any additional modifications over time.

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

 In addition, we are subject to the federal anti-kickback statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. We are also subject to state anti-kickback laws and regulations. Violations of the anti-kickback statutes can result in imprisonment, civil, criminal fines, and fines and disciplinary actions relating to our state licensure. Any violation or alleged violation of such federal or state laws could harm USC’s or our reputation, customer relationships or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock may fluctuate substantially. For example, from January 2018 to December 31, 2019, the market price of our common stock has fluctuated between $0.48 and $5.10. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
●	our ability to successfully expand sales of our compounded pharmacy formulations;
●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;
●	the timing of, or delay in the timing of, commercial introduction of any of our products;
●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on products that would compete with our product candidates;
●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	publicity or announcements regarding regulatory developments relating to our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or potential legal proceeding;
●	effects of public health crises, pandemics and epidemics, such as COVID-19 coronavirus; or
●	other potentially negative financial announcements, such as a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

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

43

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

44

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

46

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

There have been and may continue to be periods when our common stock could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, conversion of outstanding convertible notes, exercise of outstanding warrants, issuance of shares following vesting of outstanding restricted stock units, and sale of the shares issuable upon conversion of such notes, exercise of such warrants or vesting of such restricted stock units, or other events that cause stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, the market price of our common stock could decline. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

As of December 31, 2019, we had 61,829,508 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of December 31, 2019, we had reserved for issuance 7,837,245 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.40 per share, we had outstanding restricted stock units covering 3,090,397 shares of common stock, and we had outstanding warrants to purchase 15,934,670 shares of common stock at a weighted-average exercise price of $1.50 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

Some of our outstanding warrants may result in dilution to our stockholders.

As of December 31, 2019, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at an exercise price of $8.50 per share. As of December 31, 2019, 13,800,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $1.15 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; and 2,075,846 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following transactions: warrants to purchase 1,183,432 shares at an exercise price of $4.10 per share in our January 2016 Series A-1 Convertible Preferred Stock transaction; warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; and warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of December 31, 2019, our directors, executive officers and their respective affiliates owned approximately 1.1% of our outstanding shares of common stock and our largest stockholder owned approximately 6.7% of the outstanding shares of our common stock. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

48

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

On May 28, 2019, USC entered into a Second Amendment to Lease (the “USC Amendment”) with the Lessor of the space, amending the Lease. Pursuant to the USC Amendment, the company and Lessor agreed to extend the term of the Lease through December 31, 2023. Commencing on January 1, 2019, base rent will initially be $10,000 per month for the succeeding 12 months and will increase annually to $10,824 for the 12 months ending December 31, 2023.

ITEM 3.	LEGAL PROCEEDINGS

We may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. We may also become party to further litigation in federal and state courts relating to opioid drugs. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth above, we are not currently involved in any matters that we believe may have a material adverse effect on our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

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

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the trading symbol “ADMP.”  As of December 31, 2019, we had approximately 81 common stock holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during the year ended December 31, 2019, has previously been reported in reports on Form 10-Q and reports on Form 8-K that we filed during that fiscal year.

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

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including respiratory disease, allergy and opioid overdose. Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis; SYMJEPI (epinephrine) Injection 0.15mg which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-66 pounds; a naloxone injection product candidate, ZIMHI, based on the approved Symject™ injection device and intended for the treatment of opioid overdose for which the company submitted an NDA to the FDA in December 2018 and with respect to which the company received a Complete Response Letter, or CRL, from the FDA in November 2019; a Beclomethasone metered dose inhaler product candidate (APC-1000) intended for the treatment of asthma for which the company submitted an Investigational New Drug application, or IND, in January 2018 and initiated the start-up phase of  Phase 3 studies, which has been suspended; and a fluticasone (APC-4000) dry powder inhaler, or DPI, product candidate for the treatment of asthma. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

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

SYMJEPI (epinephrine) Injection Product

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

On September 27, 2018, the FDA approved our lower dose version (0.15mg) of SYMJEPI (epinephrine) Injection, which is intended for patients weighing 33 to 66 pounds.

52

In July 2018, we entered into a Distribution and Commercialization Agreement with Sandoz Inc., a division of Novartis AG, to commercialize our SYMJEPI product. Under the terms of the agreement, we appointed Sandoz as the exclusive distributor of SYMJEPI in the United States and related territories, or the Territory, in all fields including both the retail market and other markets, and granted Sandoz an exclusive license under our patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the product in the Territory, subject to the provisions of the agreement, in partial consideration of an upfront fee by Sandoz and potential performance-based milestone payments.

The agreement provides that Sandoz will pay to us 50% of the Net Profit from Net Sales, as each such term is defined in the agreement, of the product in the Sandoz Territory to third parties, determined on a quarterly basis. We will be the supplier of the product to Sandoz, and Sandoz will order and pay us a supply price for quantities of products ordered. We will be responsible for all manufacturing and, prior to Sandoz paying us the supply price, the component and supply costs related to manufacturing and supplying the product to Sandoz. Under the agreement, Sandoz has sole discretion in determining pricing, terms of sale, marketing, and selling decisions relating to the product.

On January 16, 2019, we announced that Sandoz had launched SYMJEPI (epinephrine) 0.3 mg Injection in the U.S. market, initially available in the institutional setting. On July 9, 2019, we announced the full launch (institutional and retail) by Sandoz of both dose forms of the SYMJEPI injection products. We have had discussions with Sandoz regarding marketing initiatives and alternatives for successful commercialization of SYMJEPI.

On October 1, 2019, we entered into an exclusive distribution and commercialization agreement with a company in Australia to register and commercialize the SYMJEPI products in the Australia and New Zealand markets, after all required regulatory registration and approvals have been obtained, and that the company anticipates that it could take many months in order to obtain the required registration and approvals.

ZIMHI (naloxone) Injection Product

On December 31, 2018, we filed an NDA with the FDA relating to our higher dose naloxone injection product, ZIMHI, for the treatment of opioid overdose.

On November 22, 2019, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for ZIMHI.  The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission.  A CRL is issued by the FDA's Center for Drug Evaluation and Research when it has completed its review of a file and questions remain that preclude the approval of the NDA in its current form.  The questions raised by the FDA related generally to Chemistry, Manufacturing and Controls (CMC). No other clinical safety or efficacy issues were raised, and the New Drug Application will remain open until the CMC issues are resolved. In December 2019, we provided responses to the FDA to the comments included in the CRL. In February, we had a Type A meeting with the FDA to discuss the company’s response to the CRL and the process and timeline for resubmission of the NDA to the FDA.  At the meeting, the Company obtained concurrence from the agency on the Chemistry, Manufacturing and Controls, or CMC, information required for resubmission of the NDA.  The additional information involves extractables and leachables testing from the syringe and glassware.  In addition, the potential public health role of ZIMHI in the current opioid epidemic was also discussed. The company believes it can generate the additional information and, assuming successful testing, resubmit the NDA in the second quarter of 2020.  The FDA expressed its intent to review the resubmission in a rapid and timely manner, consistent with agency guidelines.

Going Concern and Management Plan

The financial statements included elsewhere herein for the year ended December 31, 2019, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of December 31, 2019, we had cash and cash equivalents of approximately $8.8 million, an accumulated deficit of approximately $182.3 million, and liabilities of approximately $11.8 million. We have incurred substantial recurring losses from operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In February 2020, we completed a registered direct offering of common stock, and a concurrent private placement of warrants, resulting in estimated net proceeds of approximately $6.1 million.  However, we anticipate that we will need additional funding before the end of fiscal 2020 to continue operations, satisfy our obligations, fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates.

Our management intends to attempt to secure additional required funding through equity or debt financing, sales or out-licensing of product candidates or intellectual property assets, revenues from sales of compounded sterile formulations, share of profits received relating to sales in the U.S. of our SYMJEPI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of our products, from a business combination, or similar transactions. However, there can be no assurance that we will be able to obtain any sources of funding. Such additional funding may not be available, may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during fiscal 2020 is expected to be used to satisfy existing obligations and liabilities and working capital needs, to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates, to begin building working capital reserves and to fund a number of projects, which may include, without limitation, some or all of the following:

●	continue development and commercialization of our ZIMHI (naloxone) product candidate;
●	continue development of our allergy and respiratory product candidates;
●	pursue the development of other product candidates that we may develop or acquire;
●	fund clinical trials and seek regulatory approvals;
●	expand research and development activities;
●	access manufacturing, commercialization and sales capabilities;
●	implement additional internal systems and infrastructure;
●	maintain, defend and expand the scope of our intellectual property portfolio;
●	acquire products, technologies, intellectual property or companies and support continued development and funding thereof;
●	hire additional management, sales, research, development and clinical personnel; and
●	help fund the operations and capital expenditures of USC.

Results of Operations

Our consolidated results of operations are presented for the year ending December 31, 2019 and for the year ending December 31, 2018.

Years Ended December 31, 2019 and 2018

Revenues

Revenues were approximately $22,114,000 and $15,087,000 for the years ended December 31, 2019 and 2018, respectively, representing an increase of approximately $7,027,000.  Approximately $4,379,000 of the increase in revenues resulted from an increase in sales of USC’s sterile pharmaceutical formulations resulting in part from an increase in production in order to meet product demand and from marketing personnel efforts.  This amount was partially offset by a decrease of approximately $1,115,000 in sales of USC’s non-sterile pharmaceutical formulations primarily due to the ceasing of sales of certain formulations and 503A products. The increase in revenue for 2019 compared to 2018 was also impacted by approximately $3,763,000 of outsourced manufacturing revenue relating to sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg. There was no revenue relating to the sale of those products for the year ended December 31, 2018.

Cost of Goods Sold

Cost of goods sold was approximately $15,479,000 and $9,798,000 for the years ended December 31, 2019 and 2018, respectively.  Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for the year ended December 31, 2019 was approximately 30% compared to approximately 35% for the year ended December 31, 2018. The cost of goods sold increase of approximately $5,681,000 for 2019 compared to 2018 was primarily related to $5,056,000 of direct materials, supplies, obsolete inventory and other related expenses associated with the production of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg.  Approximately $1,500,000 of the increase in costs of goods sold for 2019 compared to 2018 was primarily related to the overall increase in USC’s production of sterile pharmaceutical formulations.  This amount was partially offset by a decrease of approximately $875,000 primarily attributed to the ceasing of sales of certain formulations and 503A products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the years ending December 31, 2019 and 2018 were approximately $25,288,000 and $25,948,000, respectively.  The decrease was primarily attributable to decreases in compensation expenses of approximately $1,569,000, occupancy costs of approximately $504,000, and other related expenses of approximately $32,000.  These amounts were partially offset by increases in PDUFA fees of approximately $399,000, legal expenses of approximately $326,000, patent expenses of approximately $299,000, consulting expenses of approximately $229,000, and approximately $192,000 in other related expenses.

Research and Development Expenses

Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $10,376,000 and $18,794,000 for the years ended December 31, 2019 and 2018, respectively. The decrease in research and development expenses for the year ended December 31, 2019, compared to the 2018 year was primarily due to decreases of approximately $4,085,000 in development costs of our APC-8000 product candidate caused by a suspension in development activities, approximately $2,966,000 in development costs of our APC-6000 product candidate as most of development activities were undertaken in 2018, and approximately $318,000 in other related product development expenses.  This amount was partially offset by increases of approximately $382,000 in development costs attributed to our APC-1000 product candidate, approximately $130,000 in development costs attributed to the Symjepi™ (epinephrine) Injection 0.3mg and 0.15mg products, and approximately $405,000 in other product development expenses. Compensation for research and development employees increased by approximately $1,086,000 for the year ended December 31, 2019, compared to the 2018 year, primarily due to increases of approximately $696,000 in options expense and approximately $390,000 in wages and benefits.  This amount was partially offset by a decrease of approximately $664,000 in bonus expenses as 2019 bonuses, with respect to the 2019 year, are not expected to be paid.  Write-offs related to obsolete SYMJEPI inventory that is expected to expire before resale decreased approximately $2,388,000 for the 2019 year compared to the same period in 2018.

Impairment Expense

Impairment expenses for the years ended December 31, 2019 and 2018 were approximately $322,000 and $11,000, respectively. The impairment expense in 2019 was attributable to assets damaged at the USC facility caused by a water leak.  The impairment expense in 2018 was attributable to assets damaged at the USC facility caused by flooding.

Other Income (Expense)

Other Income (Expense) consists of interest expense and interest income.  Other income (expense) for the years ended December 31, 2019 and 2018 was approximately $53,000 and $88,000, respectively.  The decrease in other income (expense) during the year ended December 31, 2019, compared to the comparable period of 2018 was primarily due to a decrease in interest income of approximately $70,000 and a decrease of debt related expense (interest expense) of approximately $35,000 for the year ended December 31, 2019.

Income Tax (Expense) Benefit

The income tax (expense) benefit for the years ended December 31, 2019 and 2018 was approximately ($9,000) and $369,000 respectively.  The income tax (provision) benefit for 2019 and 2018 reflected the reassessment of the company’s valuation allowance related to the portion of the deferred tax asset that the company determined to be more-likely-than-not to be recognized. The reassessment resulted from the fact that the company’s indefinite lived taxable temporary differences are now available as a source of future taxable income to offset NOLs generated in the current year which, under the Tax Cuts and Jobs Act, do not expire. This reassessment resulted in a (provision) benefit of approximately ($9,000) and $369,000, respectively.

Liquidity and Capital Resources

We have incurred net losses of approximately $29.3 million and $39.0 million for the years ended December 31, 2019 and 2018, respectively. Since our inception, June 6, 2006, and through December 31, 2019, we have an accumulated deficit of approximately $182.3 million. Since inception and through December 31, 2019, we have financed our operations principally through debt financing and through public and private issuances of common stock and preferred stock. Since inception, we have raised a total of approximately $189.0 million in debt and equity financing transactions, consisting of approximately $23.5 million in debt financing and approximately $165.5 million in equity financing transactions. In February 2020, we completed a registered direct offering of 11,600,000 shares of common stock, and a concurrent private placement of warrants to purchase 8,700,000 shares of common stock, to a small number of accredited institutional investors, resulting in estimated net proceeds of approximately $6.1 million. We will need significant additional funding before the end of fiscal 2020 to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. We may finance future cash needs primarily through proceeds from equity or debt financings, loans, share of profits anticipated to be received relating to sales in the U.S. of our SYMJEPI products, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners, and from revenues from our sale of compounded pharmacy formulations. We have used the net proceeds from debt and equity financings for general corporate purposes, which have included funding for research and development, selling, general and administrative expenses, working capital, reducing indebtedness, pursuing and completing acquisitions or investments in other businesses, products or technologies, and for capital expenditures. Assuming adequate funding, we anticipate that we may make capital expenditures before the end of fiscal 2020 of at least approximately $2.0 million to $2.5 million including, without limitation, expenditures relating to a new USC facility and the construction of manufacturing assembly lines for our SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg products and our ZIMHI naloxone (APC-6000) product candidate.

Net cash used in operating activities for the years ended December 31, 2019 and 2018, was approximately $19.9 million and $32.7 million, respectively. Net cash used in operating activities decreased primarily due to the decrease in operating losses, and decrease in prepaid expenses, inventories and other current assets, compared to 2018.

Net cash used in investing activities was approximately $2,866,000 and $3,535,000 for the years ended December 31, 2019 and 2018, respectively. The net cash used in investing activities decreased primarily due to the reduction in purchasing of additional equipment.

Net cash provided by financing activities was approximately $12,291,000 and $37,132,000 for the years ended December 31, 2019 and 2018, respectively. The decrease in cash provided by financing was primarily due to a lower amount of proceeds raised from equity financing transactions in 2019 compared to 2018.

Loan Agreements

In connection with our acquisition of USC and the transactions contemplated by the merger agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the company or USC in connection with the merger transaction, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the loan agreement and related documents, such documents as amended referred to as the “Loan Documents.”  The lender in all of the Loan Documents was First Federal Bank and/or its successor Bear State Bank, referred to as Lender or the Bank.  In November 2016, we entered into amendments of our loan agreements with the Bank. The balances of the USC working capital line, building loan and equipment loan were due and payable on February 28, 2018, August 9, 2020 and October 1, 2019, respectively. There was no outstanding balance on the USC Working Capital Line at its maturity date, and that agreement has not currently been renewed or extended.  In addition, amounts owed under the equipment loan have been previously paid and there is no outstanding balance under those loan documents. Periodic interest and principal payments under the building loan agreement are approximately $23,000 per month. We also entered into a loan and security agreement with the Lender, referred to as the Adamis Working Capital Line, pursuant to which we may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement. Our obligations under the Adamis Working Capital Line were secured by certain collateral, including without limitation our interest in amounts that we have loaned to USC; a warrant that we issued to the Lender to purchase up to 1,000,000 shares of our common stock at an exercise price equal to par value per share, only exercisable by Lender if we were in default under the loan documents and if the Lender delivered a notice to us and we do not cure the default within the applicable cure period; and our Certificate of Deposit (“CD”) with the Lender of approximately $1,000,000.   On June 28, 2018, the company and the Lender amended the warrant and the loan and security agreement to provide that effective as of June 1, 2018, if the company has not paid in full all amounts that are required to be paid to the Lender under the loan documents on or before the maturity date of the loan, then the Lender may exercise the Warrant. In July 2018, the Lender delivered a notice of exercise of the warrant and sold warrant shares in an amount sufficient to satisfy substantially all of the outstanding principal balance of the loan. The Company paid the remaining principal and accrued unpaid interest, and there is no outstanding balance under the Adamis Working Capital Line. In addition, the Lender released the company’s $1.0 million restricted Certificate of Deposit that had served as additional collateral for the Adamis Working Capital Line, and the amount is no longer restricted cash.

The building loan agreement included in the amended Loan Documents with the Bank include a variety of representations, warranties and covenants that we are required to comply with. If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law.

Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital if required, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, attempting to restructure our debt or obtaining additional capital through sales of equity or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Additionally, the building loan included in the Loan Documents contains various restrictive covenants, including, among others, our obligation to deliver to the Bank certain financial and other information, our obligation to comply with certain notice and insurance requirements, and our inability, without the Bank’s prior consent, to dispose of certain of our assets, incur certain additional indebtedness, enter into certain merger, acquisition or change of control transactions, pay certain dividends or distributions on or make certain repurchases of our capital stock or incur any lien or other encumbrance on our assets, subject to certain permitted exceptions.  Any failure by us to comply with any of these covenants, subject to certain cure periods, or to make all payments under the debt instruments when due, would cause us to be in default under the applicable debt instrument. In the event of any such default, the Bank may be able to foreclose on the assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our business, financial conditions or results of operations.

For additional information concerning our debt and equity financing transactions, and our loan agreements, see Notes 10, 11, 12, 15 and 16 accompanying our financial statements included elsewhere herein.

As noted above under the heading “Going Concern and Management Plan,” through December 31, 2019, Adamis had incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain additional equity or debt funding in the near future, our cash resources will be depleted and we will be required to materially reduce or suspend operations. Even if we are successful in obtaining additional funding to permit us to continue operations at the levels that we desire, substantial time will pass before we obtain regulatory marketing approval for any products and begin to realize revenues from sales of specialty pharmaceutical products, and during this period Adamis will require additional funds. No assurance can be given as to the timing or ultimate success of obtaining future funding. As noted under the heading Recent Developments, the Company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results. For further discussion of our accounting policies, see Note 3 in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

We performed an impairment analysis as of December 31, 2019 and 2018, and no impairment of goodwill or acquired intangibles was identified. The coronavirus pandemic and the related significant market decline, including the market price of the common stock of Adamis, may constitute a triggering event that requires an assessment of the company's goodwill and other intangible assets as of March 31, 2020.

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

Off Balance Sheet Arrangements

At December 31, 2019, we did not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 3 to the accompanying consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information required by Item 8 are set forth below commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Accounting Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Principal Executive Officer and Accounting Officer concluded that disclosure controls and procedures were effective as of December 31, 2019.

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), is included in this Annual Report on Form 10-K, under the heading “Management’s Report on Internal Control Over Financial Reporting”. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless we specifically state that the report is to be considered “filed” under the Exchange Act or incorporate it by reference into a filing under the Securities Act of 1933, as amended, or under the Exchange Act.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019, based on those criteria. Effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Mayer Hoffman McCann, P.C., an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Adamis Pharmaceuticals Corporation and Subsidiaries:

Opinion on Internal Control over Financial Reporting

We have audited Adamis Pharmaceuticals Corporation and Subsidiaries’ (“Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, of the Company and our report dated March 30, 2020, expressed an unqualified opinion that included an explanatory paragraph regarding the existence of substantial doubt about the Company’s ability to continue as a going concern.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 30, 2020

Changes in Internal Controls

There has been no change during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc.		8-K	10/26/04
3.1	Restated Certificate of Incorporation of the Registrant		S-8	03/17/14
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated August 19, 2014		8-K	08/20//14
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock		8-K	01/26/16
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock		8-K	07/12/16
4.1	Amended and Restated Bylaws of the Company		S-4/A 333-155322	01/12/09
4.2	Specimen stock certificate for common stock		8-K	04/03/09
4.3	Form of Common Stock Purchase Warrant dated August 19, 2014		8-K	08/20/14
4.4	Form of Amended and Restated Warrant dated January 26, 2016		8-K	01/26/16
4.5	Form of Common Stock Purchase Warrant		8-K	08/01/19
4.6	Description of the Registrant's Common Stock	X
4.7	Form of Common Stock Purchase Warrant		8-K	02/21/20
*10.1	2009 Equity Incentive Plan		S-8	07/18/18
*10.2	Form of Stock Option Agreement for option awards		8-K	09/16/11
*10.3	Form of Option Agreement for Non-Employee Directors*		8-K	01/13/11
*10.4	Form of Restricted Stock Unit Agreement		10-K	03/30/17
*10.5	Form of Indemnity Agreement with directors and executive officers		8-K	01/13/11
10.6	Agreement dated as of October 8, 1996 by and among Biosyn, Inc., Edwin B. Michaels and E.B. Michaels Research Associates, Inc. (Confidential treatment has been granted with respect to portions of this agreement.)		10-K	03/31/05
10.7	Funding Agreement dated October 12, 1992, by and between Ben Franklin Technology Center of Southeastern Pennsylvania and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.8	License Agreement dated July 28, 2006, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.9	Amendment to License Agreement dated December 29, 2008, by and between Nevagen, LLC and Adamis Pharmaceuticals Corporation		S-4/A 333-155322	01/12/09
10.10	Common Stock Purchase Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein (Confidential treatment has been granted for portions of this exhibit.)		8-K	11/12/10
10.11	Registration Rights Agreement dated as of November 10, 2010, by and between Adamis Pharmaceuticals Corporation and the Purchaser named therein		8-K	11/12/10
10.12	Executive Employment Agreement between the Company and Dennis J. Carlo dated December 31, 2015*		10-K	03/23/16
10.13	Executive Employment Agreement between the Company and David J. Marguglio dated December 31, 2015*		10-K	03/23/16
10.14	Executive Employment Agreement between the Company and Robert O. Hopkins dated December 31, 2015*		10-K	03/23/16
10.15	Executive Employment Agreement between the Company and Karen K. Daniels dated December 31, 2015*		10-K	03/23/16
10.16	Executive Employment Agreement between the Company and Thomas H. Moll, Ph.D. dated December 31, 2015*		10-K	03/23/16

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.17	Product Development and Contract Manufacturing Agreement dated November 1, 2010, between the Company and Beximco Pharmaceuticals Ltd.		10-Q	02/14/11
10.18	First Amendment to Common Stock Purchase Agreement dated as of June 30, 2011, by and between the Company and Eses Holdings (FZE)		10-K	07/07/11
10.19	Second Amendment to Common Stock Purchase Agreement dated as of November 10, 2011, by and between the Company and Eses Holdings (FZE)		8-K	11/21/11
10.20	Third Amendment to Common Stock Purchase Agreement dated as of January 31, 2012, by and between the Company and Eses Holdings (FZE)		10-Q	02/14/12
10.21	Securities Purchase Agreement dated as of June 11, 2012		8-K	06/15/12
10.22	10% Senior Convertible Note dated as of June 11, 2012		8-K	06/15/12
10.23	Form of Subsidiary Guarantee dated as of June 11, 2012		8-K	06/15/12
10.24	Convertible Promissory Note dated as of June 11, 2012		8-K	06/15/12
10.25	Amendment to Convertible Promissory Note dated March 26, 2014		8-K	04/01/14
10.26	Securities Purchase Agreement dated as of April 5, 2013		8-K	04/08/13
10.27	12% Convertible Debenture dated April 5, 2013		8-K	04/08/13
10.28	Subscription Agreement dated as of June 26, 2013		8-K	07/01/13
10.29	Form of Secured Convertible Notes dated June 26, 2013		8-K	07/01/13
10.30	Form of Warrants dated June 26, 2013		10-Q	11/14/14
10.31	Consent and Waiver		8-K	10/31/13
10.32	Exclusive License and Asset Purchase Agreement dated as of August 1, 2013, by and among the Registrant, 3M Corp. and 3M Innovative Properties Company		8-K	08/06/13

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.33	Lease Agreement dated April 1, 2014, between the Registrant and Pacific North Court Holdings, L.P.		10-KT	03/26/15
10.34	Purchase Agreement dated August 19, 2014 by and between the Company and Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.35	Registration Rights Agreement dated August 18, 2014, by and between the Company and Sio Partners LP, Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.36	Form of Warrants dated June 26, 2013		10-Q	11/14/14
10.37	Form of Warrant dated January 26, 2016		8-K	01/26/16
10.38	Purchase Agreement		8-K	01/26/16
10.39	Registration Rights Agreement dated as of January 26, 2016		8-K	01/26/16
10.40	Business Loan Agreement dated July 14, 2014, between First Federal Bank and U.S. Compounding, Inc., and related loan documents		10-Q	08/15/16
10.41	Business Loan Agreement between 4 HIMS, LLC and First Federal Bank dated August 8, 2014, and related loan documents		10-Q	08/15/16
10.42	Business Loan Agreement between Tribute Labs, LLC and First Federal Bank dated March 21, 2014, and related loan documents		10-Q	08/15/16
10.43	Loan Amendment, Forbearance and Assumption Agreement between the Company and Bear State Bank, N.A.		10-Q	08/15/16
10.44	Development, License and Commercialization Agreement dated as of May 9, 2016, between the Company and Watson Laboratories, Inc. [Confidential treatment has been granted for portions of this exhibit]		10-Q	08/15/16
10.45	Loan Amendment and Assumption Agreement and related Agreements and Instruments dated as of November 3, 2016		10-K	03/30/17
10.46	September 2016 Loan Amendment and Consolidation Agreement among Bear State Bank, N.A., U.S. Compounding, Inc., Tribute Labs, LLC, and the Company		10-K	03/30/17
10.47	Amendment to Loan Agreement dated as November 3, 2016 between Bear State Bank, N.A., and the Company		10-K	03/30/17
10.48	September 2016 Amendment to Commercial Line of Credit Agreement and Note		10-K	03/30/17
10.49	Loan Release Agreement dated as of November 14, 2016		10-K	03/30/17
10.50	Form of Common Stock Purchase Warrant dated January 26, 2016		8-K	01/26/16
10.51	Amended and Restated Common Stock Purchase Warrant dated August 19, 2014		8-K	01/26/16
10.52	Purchase Agreement dated January 26, 2016		8-K	01/26/16
10.53	Amended and Restated Registration Rights Agreement dated January 26, 2016		8-K	01/26/16
10.54	Agreement and Plan of Merger by and among the Company, US Compounding, Inc., Ursula MergerSub Corp. and Eddie Glover dated as of March 28, 2016		8-K	03/29/16
10.55	Form of Joinder Agreement and General Release dated March 28, 2016		8-K	03/29/16
10.56	Loan and Security Agreement by and between the Company and Bear State Bank, N.A., dated March 28, 2016		8-K	03/29/16
10.57	Common Stock Purchase Warrant dated March 28, 2016		8-K	03/29/16
10.58	Purchase Agreement dated July 11, 2016		8-K	07/12/16
10.59	Registration Rights Agreement dated July 11, 2016		8-K	07/12/16
10.60	Form of Common Stock Purchase Warrant dated July 11, 2016		8-K	07/12/16
10.61	Form of Common Stock Purchase Warrant dated August 3, 2016		8-K	07/29/16
10.62	Placement Agency Agreement between Maxim Group LL and the Company dated July 29, 2016		8-K	07/29/16
10.63	Form of Securities Purchase Agreement dated July 29, 2016		8-K	07/29/16
*10.64	2017 Bonus Plan		10-K	03/30/17
10.65	Executive Employment Agreement between the Company and Eddie W. Glover dated March 28, 2016*		10-K	03/30/17
*10.66	2018 Bonus Plan		8-K	02/27/18
10.67	Compensation Committee Authorization Regarding Discretionary Payments		8-K	02/27/18
*10.68	2019 Bonus Plan		8-K	2/5/2019
10.69	Underwriting Agreement dated January 9, 2015		8-K	01/09/15
*10.70	Executive Employment Agreement between the Company and Ronald B. Moss, M.D., dated as of February 28, 2017.		10-K	03/30/17
10.71	March 2017 Amended and Restated Line of Credit Promissory Note		10-K	03/30/17
10.72	March 2017 Amendment to Loan and Security Agreement between the Company and Bear State Bank		10-K	03/30/17
10.73	March 2018 Amendment to Loan and Security Agreement		10-K	12/31/2017
10.74	March 2018 Amended and Restated Line of Credit Promissory Note		10-K	12/31/2017
10.75	June 2018 Amendment to Loan and Security Agreement and Warrant		10-Q	08/19/18
10.76	Underwriting Agreement dated August 2, 2018		8-K	08/02/18
10.77	Distribution and Commercialization Agreement between the Company and Sandoz, Inc. (Confidential treatment has been granted for portions of this exhibit)		10-Q	11/9/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.78	Placement Agency Agreement between Maxim Group LLC and the Company dated February 20, 2020		8-K	02/21/2020
10.79	Form of Securities Purchase Agreement dated February 21, 2020		8-K	02/21/2020
21.1	Subsidiaries of the Registrant		10-K	03/30/17
23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (See signature page)	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California.

ADAMIS PHARMACEUTICALS CORPORATION

	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Dated: March 30, 2020		Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer and Director	March 30, 2020
Dennis J. Carlo

Principal Financial Officer and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Senior Vice President, Finance,	March 30, 2020
Robert O. Hopkins	Chief Financial Officer and Secretary

Directors:

/s/ DAVID J. MARGUGLIO	Director	March 30, 2020
David J. Marguglio

/s/ RICHARD C. WILLIAMS	Chairman	March 30, 2020
Richard C. Williams

/s/ ROSHAWN A. BLUNT	Director	March 30, 2020
Roshawn A. Blunt

/s/ HOWARD C. BIRNDORF	Director	March 30, 2020
Howard C. Birndorf

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Adamis Pharmaceuticals Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adamis Pharmaceuticals Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2020, expressed an unqualified opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

San Diego, California

March 30, 2020

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,810,636	$19,271,642
Accounts Receivable, net	1,877,655	1,155,166
Inventories, net	2,061,097	3,279,032
Prepaid Expenses and Other Current Assets	1,127,322	2,078,413
	13,876,710	25,784,253
LONG TERM ASSETS
Security Deposits	54,655	54,655
Intangible Assets, net	11,127,562	13,210,596
Goodwill	7,640,622	7,640,622
Fixed Assets, net	11,667,416	9,867,921
Right-of-Use Assets	1,873,552	—
Other Non-Current Assets	1,600,000	1,800,000
Total Assets	$47,840,517	$58,358,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,267,654	$4,170,720
Deferred Revenue	915,671	1,011,246
Accrued Other Expenses	2,428,619	2,340,095
Accrued Bonuses	—	1,448,505
Lease Liabilities, current portion	444,621	—
Bank Loans - Building and Equipment, current portion	2,153,182	2,583,134
	10,209,747	11,553,700
LONG TERM LIABILITIES
Deferred Tax Liability, net	112,530	112,530
Lease Liabilities, net of current portion	1,480,996	—
Total Liabilities	11,803,273	11,666,230
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $0.0001; 10,000,000 Shares Authorized; Series A-2 convertible, Zero and Zero Issued and Outstanding at December 31, 2019 and December 31, 2018, respectively.	—	—
Common Stock - Par Value $0.0001; 100,000,000 Shares Authorized; 62,352,465 and 47,814,315 Issued, 61,829,508 and 47,291,358 Outstanding at December 31, 2019 and December 31, 2018, respectively.	6,235	4,781
Additional Paid-in Capital	218,350,785	199,696,656
Accumulated Deficit	(182,314,526)	(153,004,370)
Treasury Stock, at cost - 522,957 Shares at December 31, 2019 and December 31, 2018.	(5,250)	(5,250)
Total Stockholders’ Equity	36,037,244	46,691,817
	$47,840,517	$58,358,047

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018
REVENUE, net	$22,113,869	$15,086,643
COST OF GOODS SOLD	15,478,815	9,797,988
Gross Profit	6,635,054	5,288,655

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,287,568	25,948,062
RESEARCH AND DEVELOPMENT	10,375,991	18,793,836
LOSS ON IMPAIRMENT	322,106	10,517
Loss from Operations	(29,350,611)	(39,463,760)

OTHER INCOME (EXPENSE)
Interest Expense	(123,258)	(157,765)
Interest Income	175,772	245,403
Total Other Income (Expense)	52,514	87,638
(Loss) Before Income Taxes	(29,298,097)	(39,376,122)
Income Tax (Expense) Benefit	(8,672)	369,340
Net (Loss)	$(29,306,769)	$(39,006,782)
Basic & Diluted (Loss) Per Share:
Basic & Diluted (Loss) Per Share	$(0.55)	$(1.00)
Basic & Diluted Weighted Average Shares Outstanding	53,263,918	39,085,490

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A-2 Convertible Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total
Balance December 31, 2017	—	$—	33,696,920	$3,369	$153,546,932	307,540	$(5,229)	$(113,997,588)	$39,547,484
Common Stock Issued, net of issuance cost of $2,630,242	—	—	13,416,667	1,342	37,618,416	—	—	—	37,619,758
Common Stock Issued for Exercised Options	—	—	750	—	—	—	—	—	—
Common Stock Issued for Exercised Warrants	—	—	699,978	70	(70)	—	—	—	—
Payment of Bank Loan - Line of Credit	—	—	—	—	1,996,062	—	—	—	1,996,062
Purchase of Treasury Stock	—	—	—	—	21	215,417	(21)	—	—
Share Based Compensation	—	—	—	—	6,535,295	—	—	—	6,535,295
Net (Loss)	—	—	—	—	—	—	—	(39,006,782)	(39,006,782)
Balance December 31, 2018	—	$—	47,814,315	$4,781	$199,696,656	522,957	$(5,250)	$(153,004,370)	$46,691,817
Common Stock Issued, net of issuance cost of $1,012,130	—	—	13,800,000	1,380	12,786,490	—	—	—	12,787,870
Cumulative effect from adoption of Topic 842 (1)	—	—	—	—	—	—	—	(3,387)	(3,387)
Issuance of Restricted Stock Units	—	—	738,150	74	(74)	—	—	—	—
Share Based Compensation	—	—	—	—	5,867,713	—	—	—	5,867,713
Net (Loss)	—	—	—	—	—	—	—	(29,306,769)	(29,306,769)
Balance December 31, 2019	—	$—	62,352,465	$6,235	$218,350,785	522,957	$(5,250)	$(182,314,526)	$36,037,244

(1)	The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases. Refer to the recent accounting pronouncements footnote for further details.

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	Year Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(29,306,769)	$(39,006,782)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	5,867,713	6,535,295
Provision for Bad Debts	22,660	95,937
Provision for Excess and Obsolete Inventory	871,066	3,525,783
Non-Cash Operating Lease Expense	18,460	—
Depreciation and Amortization Expense	2,944,516	3,098,916
Loss on Impairment of Inventory	322,106	—
Loss on Impairment of Fixed Assets	—	10,517
Gain on Sale of Fixed Assets	(9,000)	(758)
Deferred Tax Provision	—	(372,472)
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(745,149)	(421,013)
Inventories	24,763	(4,980,257)
Prepaid Expenses and Other Current Assets	951,091	(1,604,233)
Other Non-Current Assets	—	(1,800,000)
Increase (Decrease) in:
Accounts Payable	574,510	846,123
Deferred Revenue	(95,575)	996,488
Accrued Other Expenses and Bonuses	(1,326,060)	418,907
Net Cash (Used in) Operating Activities	(19,885,668)	(32,657,549)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(2,866,418)	(3,535,364)
Net Cash (Used in) Investing Activities	(2,866,418)	(3,535,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance cost	12,787,870	37,619,758
Principal Payment of Finance Leases	(66,838)	—
Payments of Bank Loan	(429,952)	(487,905)
Net Cash Provided by Financing Activities	12,291,080	37,131,853
(Decrease) Increase in Cash and Cash Equivalents	(10,461,006)	938,940
Cash:
Beginning, Cash and Cash Equivalents	19,271,642	18,332,702
Ending, Cash and Cash Equivalents	$8,810,636	$19,271,642

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	Year Ended December 31, 2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$9,001	$5,613
Cash Paid for Interest	$106,784	$181,277

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Increase (Decrease) in Accrued Capital Expenditures	$(477,576)	$405,477
Exercise of Warrants for Payment of Working Capital Line	$—	$1,996,062
Acquisition of Treasury Shares in Connection with Warrant Exercise	$—	21

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to the Consolidated Financial Statements

NOTE 1:	NATURE OF BUSINESS

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

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from operations, has used, rather than provided, cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. As of December 31, 2019, the Company had cash and cash equivalents of approximately $8.8 million, an accumulated deficit of approximately $182.3 million, and liabilities of approximately $11.8 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company will need additional funding before the end of fiscal 2020 to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates. Management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of product candidates or other intellectual property assets, revenues from sales of compounded sterile formulations, share of profits received relating to sales in the U.S. of the Company’s SYMJEPI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts relating to the Company’s products, from a business combination, or similar transactions. However, there can be no assurance that the Company will be able to obtain any sources of funding.

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

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect on outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and credit to allowance for doubtful accounts. Uncollectible amounts are based on the Company’s history of past write-offs and collections and current credit conditions. Allowance for doubtful accounts as of December 31, 2019 and 2018 was approximately $99,000 and $175,000, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. The costs of inventories are determined using the first-in, first-out (“FIFO”) method. Inventories consist of compounding formulation raw materials, work-in-process, currently marketed products, and device supplies. Monthly, the Company reviews the expiration dates of the raw materials, work-in-process and finished goods inventory, and a reserve for obsolescence is recorded based on the expiration dates. Reserve for obsolescence as of December 31, 2019 and 2018 was approximately $473,000 and $526,000, respectively.

Fixed Assets

Fixed assets are recorded at historical cost or fair value as of the date acquired, and depreciated on a straight line basis with useful lives ranging from 3-30 years.

Acquisitions

The Company has previously engaged in business combination activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition, as goodwill represents the excess of the purchase price of an acquired business over the fair value of its net tangible and identifiable intangible assets.

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

In performing the Company's goodwill impairment tests during 2019, the Company utilized the approach prescribed under the Accounting Standard Codification, or ASC, 350, as amended by Accounting Standard Update, or ASU, 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which the Company adopted on January 1, 2017. ASU 2017-04 requires that an entity perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

The Company performed an annual impairment analysis as of December 31, 2019 and 2018, and no impairment of goodwill or other long-lived assets was identified.

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instrument and whether they qualify for hedge accounting. As of December 31, 2019 and 2018, there were no derivative instruments.

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

Stock-Based Compensation

The Company accounts for stock-based compensation transactions in which the Company receives employee services in exchange for restricted stock units ("RSUs") or options to purchase common stock and the Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model.

Research and Development

Research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. For the years ended December 31, 2019 and 2018, the Company incurred approximately $10.4 million and $18.8 million, respectively, on all research and development activities.

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

The Company accounts for uncertain tax positions in accordance with accounting guidance which requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would, more likely than not, sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company is subject to income taxes in the United States and various states. Tax years since the Company’s inception remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its income tax expense, if any. No interest or penalties have been accrued for any presented periods.

Basic and Diluted Net Loss Per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded for all periods presented from the calculation of weighted average shares outstanding. Potential dilutive securities for the years ended December 31, 2019 and 2018 consist of outstanding warrants (15,934,670 shares and 2,138,887 shares, respectively), outstanding options (7,837,245 shares and 9,298,101 shares, respectively), and outstanding restricted stock units (3,090,397 shares and 1,642,212 shares, respectively).

	For the Years Ended December 31,
	2019	2018
Loss per Share - Basic & Diluted
Numerator for basic & diluted loss per share	$(29,306,769)	$(39,006,782)
Denominator for basic & diluted loss per share	53,263,918	39,085,490
Loss per common share - basic & diluted	$(0.55)	$(1.00)

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02 Leases (Topic 842), also referred to as “ASC 842” or “New Lease Standard”, which supersedes ASC 840 Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance through the issuance of additional ASUs. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less may be accounted for similar to existing guidance for operating leases. ASC 842 was effective for the Company for the year ending December 31, 2019. The Company reported its financial information for fiscal years ending before December 31, 2018 under the Topic 840 lease accounting standard. The Company applied the modified retrospective transition method and elected the transition option to use the effective date of January 1, 2019 as the date of initial application. The Company recognized the cumulative effect of the transition adjustment as of the effective date and will not provide any new lease disclosures for periods before the effective date. The Company elected the package of practical expedients and did not elect the use of the hindsight practical expedient. As a result, the Company will, in effect, continue to account for existing leases as classified in accordance with ASC 840, throughout the entire lease term, including periods after the effective date, with the exception that the Company will apply the new balance sheet recognition guidance for operating leases and apply ASC 842 for remeasurements and modifications after the transition date.

Other key practical expedients elected by the Company (as a lessee) relate to maintaining leases with an initial term of 12 months or less off the balance sheet; not separating lease and non-lease components and the use of the portfolio approach to determine the incremental borrowing rate. For transition purposes, the Company used the incremental borrowing rate based on the total lease term and total minimum rental payments. The Company completed its identification of leases which comprised two building leases and two equipment leases. Further, the Company analyzed service contracts and parts assembly arrangements from suppliers and did not identify any material leases of production equipment. On the date of initial application, the Company recognized right-of-use ("ROU") assets and leasing liabilities on its consolidated balance sheets of approximately $2 million. The adoption had no significant impact on the Company's consolidated statement of operations.

Recent Accounting Pronouncements

In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures. The new rule requires a presentation of changes in stockholders’ equity and noncontrolling interest in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update).” ASU 2019-07 codifies Final Rule Release No. 33-10532.  ASU 2019-07 is effective immediately and did not have a material impact on the company's Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for income Taxes”. The amendments in the ASU eliminate certain exceptions under current guidance for investments, intra-period allocations, and the methodology for calculating interim income tax.  In addition, the amendments also add new guidance to simplify accounting for income taxes.  The amendments are effective January 1. 2021, but early adoption is permitted.  The Company is still currently assessing the impact of this new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2018-13 to have a material impact on our consolidated financial statements.

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

Adamis is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including respiratory disease, allergy and opioid overdose. The Company's subsidiary U.S. Compounding, Inc. or USC provides prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, injectables, urological preparations, topical compounds for pain and men’s and women’s health products.

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

Effective July 1, 2018 (the “Effective Date”), Adamis signed an exclusive distribution and commercialization agreement with Sandoz, Inc. (“Sandoz”).  This agreement grants Sandoz the exclusive rights to market, sell and distribute the Company’s SYMJEPI epinephrine pre-filled syringe injectable products (“Products”) throughout the United States only. The Company generates revenue from this agreement by manufacturing and supplying Sandoz with Products.  The Company's performance obligation is to manufacture and supply the Products to Sandoz based on the Purchase Orders received.

The initial term for the agreement with Sandoz began on the Effective Date and shall continue for a period of 10 years from the first launch of Product in the United States, unless terminated earlier in accordance with its terms. We have determined that the individual Purchase Orders, whose terms and conditions taken with the distribution and commercialization agreement, create the Topic 606 contracts. The term will automatically renew for one year terms after the initial 10-year term and subsequent renewal terms, unless terminated by either party. The revenue arrangements (including Purchase Orders) generally consists of a single performance obligation, which is satisfied at the point in time when the Product is delivered to the carrier, as control, title and risk of loss is passed on to Sandoz upon delivery of the products to the carrier.

 The Company has the following payment considerations with Sandoz: (1) One-time milestone payment, which grants Sandoz the option for the distribution and commercialization of the Product in the United States market only. This one-time milestone payment is a non-refundable up-front fee and is considered a material right. Revenue from this up-front fee is recognized as the option to distribute is exercised, which is substantially the expected customer life, estimated as 10 years. The period of recognition is subject to adjustment if the expected customer life changes; and (2) Considerations which are recognized upon satisfaction of the performance obligation, comprised of the following:

(i)

Firm Orders based on Purchased Orders received, specifying quantities ordered by Sandoz. Sandoz is obligated to pay Adamis for Products ordered based on a supply pricing arrangement plus additional cost of shipping and distribution. This fixed consideration does not require estimation, as the terms of the fixed payment relate to the Company's efforts to satisfy distinct goods in the contract;

(ii)

Profit sharing arrangement, which requires Sandoz to pay Adamis 50% of the net profit generated from the sale of Products by Sandoz over a given quarter. The variable consideration from profit sharing is estimated based on current sales levels and historical experience using the expected value method, subject to constraint; and

The arrangement with Sandoz also includes sales-based royalties in the form of commercial milestone payments that are payable upon successful achievement of certain milestone events specified under the agreement. There are five commercial milestone events, based on certain revenue thresholds from Products sold over the term. The variable consideration from milestone payments is estimated using the most likely amount method, subject to constraint.

F- 12

In accordance to ASC 606, an estimate of the expected net profit share or commercial milestone payments that the Company has present rights to, shall be recognized when there is a basis to reasonably estimate the amount of these considerations and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur, taking into consideration historic activity, performance against established targets and other factors affecting the estimates. Revenues do not include any state or local taxes collected from customers on behalf of governmental authorities. The Company made the accounting policy election to continue to exclude these amounts from revenues.

With respect to sales of prescription compounded medications by the Company's USC subsidiary, revenue arrangements consist of a single performance obligation which is satisfied at the point in time when goods are delivered to the customer. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer.

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

The Company has extensive experience with the types of contracts entered with customers regarding sales of medications by USC, and does not have a history of offering a broad range of price concessions or payment term changes. The Company believes a significant reversal in the amount of cumulative revenue recognized from such contracts is neither probable nor significant.  The transaction price for all transactions is based on the price reflected in the individual customer’s purchase order. Variable consideration has not been identified as a significant component of the transaction price for any of the Company's transactions regarding sales of medications by USC.

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

The following table presents the Company's revenues disaggregated by outsourced manufacturing, sterile and non-sterile regulatory environments for the twelve months ended December 31, 2019 and 2018.

	For the Years Ended
	December 31,
	2019	2018
Outsourced Manufacturing	$3,762,967	$—
Sterile	13,495,344	9,116,123
Non-Sterile	4,855,558	5,970,520
Total	$22,113,869	$15,086,643

The Company's revenues relating to its FDA approved SYMJEPI products are dependent on an exclusive distribution agreement with Sandoz and the Company’s pharmacy formulations rely, in large part, on sales generated from clinics and hospital customers. Adverse economic conditions pose a risk that the Company’s customers may reduce or cancel spending, which would impact the Company’s revenues.

The following table presents the Company’s revenue disaggregated by end market for the years ended December 31, 2019 and 2018.

	For the Years Ended
	December 31,
	2019	2018
Distribution Channel - Sandoz	$3,762,967	$—
Clinics/Hospitals	17,247,663	13,405,933
Direct to Patients	1,103,239	1,680,710
Total	$22,113,869	$15,086,643

 Deferred Revenue

Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations.  The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers.   For the years ended December 31, 2019 and 2018, $111,246 and $14,758 of the revenues recognized were reported as deferred revenue as of December 31, 2018 and 2017, respectively.

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

During 2018, the Company capitalized the $2.0 million fee paid to a financial advisor as an incremental cost of obtaining a contract to commercialize and distribute the Company’s first FDA approved product SYMJEPI with Sandoz. The costs were deferred and will be amortized over the economic benefit period estimated to be approximately 10 years from date of product launch, based on the term of the arrangement with Sandoz. The period of recognition is subject to adjustment in future periods if the expected period of benefit changes. The deferred costs of $0.2 million and $0.2 million; and $1.6 million and $1.8 million were respectively classified as current or non-current as of December 31, 2019 and December 31, 2018  in the Company’s consolidated balance sheets based on the timing of when the Company expects to recognize the expense. As of December 31, 2019 and December 31, 2018, the Company had $1.8 million and $2.0 million, respectively, of deferred costs related to obtaining a contract with $200,000 and $0 amortized to Selling, General and Administrative expenses during the years ended December 31, 2019 and 2018, respectively. Periodically, the Company evaluates for impairment the carrying book value of the Cost to Obtain a Contract asset, no impairment was identified in fiscal 2019 or 2018.

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

Sales and Trade Receivables

Trade receivables are primarily short-term receivables from sales of compounded products to clinics/hospitals and directly to patients, and of the FDA approved SYMJEPI products through a distribution channel. The Company had one customer that had a balance greater than 10% of the accounts receivables or accounted for more than 10% of total sales for the year ended December 31, 2019. Customer A had a balance that accounted for approximately 30% of the total trade receivables at December 31, 2019 and approximately 17% or $3.8 million of total sales for the year. Customer A is a reputable distribution firm and has generally paid its obligations to the Company in a timely manner. Moreover, due diligence and review of credit worthiness were made prior to entering into the distribution contract with the customer.  The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions.

Purchases and Accounts Payable

The Company had one vendor that had balances greater than 10% of trade accounts payable or accounted for more than 10% of total purchases for the year ended December 31, 2019. Vendor A had a balance that accounted for 21% of the total accounts payable at December 31, 2019 and approximately 13% or $3.9 million of total purchases for the year.  The Company has minimal or no exposure to the elimination of Vendor A, there are a number of companies which could provide the same services, and management believes, on comparable terms. Comparatively, the Company had three vendors that had balances greater than 10% of trade accounts payable or accounted for more than 10% of total purchases for the year ended December 31, 2018. Vendor B and Vendor C had balances that accounted for 10% each of the total accounts payable at December 31, 2018 but did not account for more than 10% of total purchases for the year. Vendor D accounted for approximately 11% or $4.4 million of total purchases for the year.

F- 14

NOTE 6:	INVENTORIES

Inventories at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Finished Goods	$1,158,637	$1,320,738
Raw Material	360,609	527,308
Devices	541,851	1,430,986
	$2,061,097	$3,279,032

Reserve for obsolescence as of December 31, 2019 and December 31, 2018 was approximately $473,000 and $526,000, respectively.

NOTE 7:	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Prepaid Insurance	$193,613	$175,253
Prepaid - Research and Development	137,727	1,308,517
Other Prepaid	792,542	591,203
Other Current Assets	3,440	3,440
	$1,127,322	$2,078,413

NOTE 8:	FIXED ASSETS

Fixed assets at December 31, 2019 and December 31, 2018 are summarized in the table below:

Description	Useful Life (Years)	December 31, 2019	December 31, 2018
Building	30	$3,040,000	$3,040,000
Machinery and Equipment	3 - 7	2,437,525	2,244,744
Furniture and Fixtures	7	156,259	126,654
Automobile	5	9,500	9,395
Leasehold Improvements	7 - 15	342,330	284,037
Total Fixed Assets		5,985,614	5,704,830
Less: Accumulated Depreciation		(2,050,697)	(1,578,049)
Land		460,000	460,000
Construction In Progress - Equipment		7,272,499	5,281,140
Fixed Assets, net		$11,667,416	$9,867,921

For the years ended December 31, 2019 and 2018, depreciation expense was approximately $598,000 and $623,000, respectively.  During 2019, the additions to fixed assets of approximately $2,398,000 were primarily due to the construction of the assembly line for the Company's SYMJEPI (epinephrine) Injection 0.3 mg and 0.15 mg products, which is scheduled to be placed into service in January of 2020, and additional fixed assets purchased by USC for the relocation of the 503b operations, which are expected to be placed into service in the latter half of 2020.  The additions to fixed assets of approximately $3,941,000 during 2018 were primarily due to the USC relocation of the 503B operations into a new facility and the construction of the assembly line for SYMJEPI.  The disposals of fixed assets for the years ended December 31, 2019 and 2018 were $126,000 and $0, respectively. For the year ended December 31, 2018, the Company recorded a loss of approximately $11,000, related to the impairment of fixed assets of approximately $15,000 with accumulated depreciation of approximately $4,000.

NOTE 9:	INTANGIBLE ASSETS AND GOODWILL

Intangible assets at December 31, 2019 and December 31, 2018 are summarized in the table below:

December 31, 2019	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(5,825,220)	$3,883,480
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance, 10 years	3,963,000	(1,474,015)	2,488,985
Non-compete Agreement, 3 years	1,639,000	(1,639,000)	—
Customer Relationships, 10 years	5,572,000	(2,072,475)	3,499,525
Website Design, 3 years	16,163	(15,265)	898
Total Definite-lived Assets	21,093,063	(11,220,175)	9,872,888
Trade Name and Brand, Indefinite	1,245,000	—	1,245,000
SYMJEPI Domain Name	9,674	—	9,674
Balance, December 31, 2019	$22,347,737	$(11,220,175)	$11,127,562

December 31, 2018	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(4,854,350)	$4,854,350
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance, 10 years	3,963,000	(1,077,716)	2,885,284
Non-compete Agreement, 3 years	1,639,000	(1,485,721)	153,279
Customer Relationships, 10 years	5,572,000	(1,515,274)	4,056,726
Website Design, 3 years	16,163	(9,880)	6,283
Total Definite-lived Assets	21,093,063	(9,137,141)	11,955,922
Trade Name and Brand, Indefinite	1,245,000	—	1,245,000
SYMJEPI Domain Name	9,674	—	9,674
Balance, December 31, 2018	$22,347,737	$(9,137,141)	$13,210,596

Amortization expense for years ended December 31, 2019 and 2018 was approximately $2,083,000 and $2,476,000, respectively.

Estimated amortization expense of definite-lived intangible assets at December 31, 2019 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
2020	$1,925,268
2021	1,924,370
2022	1,924,370
2023	1,924,370
2024	953,500
Thereafter	1,221,010
Total	$9,872,888

Goodwill recorded related to the acquisition of USC in 2016 was approximately $7,641,000. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized but rather evaluated for impairment annually or more frequently, if indicators of impairment exist. If the impairment evaluations for goodwill indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. The carrying value of the Company's goodwill as of December 31, 2019 and 2018 was approximately $7,641,000.

The Company performs an annual impairment test as of December 31 each year. As of December 31, 2019 and 2018, no impairment of goodwill or acquired intangibles was identified. The Company is not aware of an event or change in circumstances that would indicate the carrying value of any assets held by USC may be impaired as of the measurement date. The coronavirus pandemic and the related significant market decline, including the market price of the common stock of Adamis, may constitute a triggering event that requires an assessment of the company's goodwill and other intangible assets as of March 31, 2020.

NOTE 10:	LEASES

 The Company has two operating leases, one for an office space and another for an office space and manufacturing facility; and two finance leases for office equipment and plant equipment. As of December 31, 2019, the leases have remaining terms between one year and less than five years. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating and financing lease assets and liabilities recognized on the consolidated balance sheets as of December 31, 2019:

Right-of-Use Assets	December 31, 2019
Operating Leases	$1,867,205
Financing Leases	6,347
$1,873,552

Lease Liabilities, Current	December 31, 2019
Operating Leases	$440,127
Financing Leases	4,494
$444,621
Lease Liabilities, Non-Current
Operating Leases	$1,479,458
Financing Leases	1,538
$1,480,996
Total Lease Liabilities	$1,925,617

The amortizable lives of operating and financing leased assets are limited by the expected lease term.

F- 17

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

The Company's weighted average remaining lease term and weighted average discount rate for operating and financing leases as of December 31, 2019 are:

	Operating	Financing
Weighted Average Remaining Lease Term	3.96 Years	1.42 Years
Weighted Average Discount Rate	3.95%	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the audited consolidated balance sheets as of December 31, 2019:

December 31, 2019	Operating	Financing
2020	$508,056	$4,651
2021	520,993	1,550
2022	534,295	—
2023	515,257	—
Undiscounted Future Minimum Lease Payments	2,078,601	6,201
Less: Difference between undiscounted lease payments and discounted lease liabilities	159,016	169
Total Lease Liabilities	$1,919,585	$6,032
Short-Term Lease Liabilities	440,127	4,494
Long-Term Lease Liabilities	1,479,458	1,538

Operating lease expense was approximately $514,000 for the year ended December 31, 2019. Operating lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.

Financing lease costs for the year ended December 31, 2019 included approximately $67,000 in right-of-use asset amortization and approximately $1,400 of interest expense. Financing lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $495,000 for the year ended December 31, 2019. Cash paid for amounts included in the measurement of financing lease liabilities were approximately $68,000 for the year ended December 31, 2019.

F- 18

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

On December 29, 2017, the Company entered into a First Amendment to Lease (the “Amendment”) with the Lessor of the space, amending the Lease. Pursuant to the Amendment, the Company and Lessor agreed to extend the term of the Lease through November 30, 2023. The Amendment provides that the Company will pay its current base rent through November 30, 2018. Commencing on December 1, 2018 base rent will initially be approximately $28,000 per month for the first 12 months and will increase annually to approximately $32,000 for the 12 months ending November 30, 2023. The Amendment also provides for one option to expand pursuant to which the Company has a right of first refusal for an additional 3,457 square feet of certain office space within the property. Total annual rent expense for the year ended December 31, 2018 was approximately $286,000.

On November 22, 2017, the Company has entered into a lease agreement for the planned expansion of the Company’s compounding business, to lease a building consisting of approximately 44,880 square feet located in Conway, Arkansas. The agreement provides for an initial base rent of approximately $12,000 per month for the first 12 months and will increase to approximately $13,000 for the 12 months ending November 30, 2020. Average rent during the term will be approximately $13,000 per month, with a previously paid deposit of approximately $12,000. On May 28, 2019, USC entered into a Second Amendment to Lease (the “USC Amendment”) with the Lessor of the space, amending the Lease. Pursuant to the USC Amendment, the company and Lessor agreed to extend the term of the Lease through December 31, 2023. Commencing on January 1, 2019, base rent will initially be $10,000 per month for the succeeding 12 months and will increase annually to $10,824 for the 12 months ending December 31, 2023.

NOTE 11:	ACCRUED OTHER EXPENSES

Accrued other expenses at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Accrued Commissions	$447,550	$399,971
Accrued Expenses	1,211,364	831,670
Accrued PTO	403,702	421,178
Accrued Salaries	242,884	572,402
Accrued Sales Taxes	119,224	77,058
Accrued State Tax	3,895	3,895
Deferred Rent	—	33,921
	$2,428,619	$2,340,095

F- 19

NOTE 12:	DEBT

  Ben Franklin Note

Biosyn (a wholly owned subsidiary of the Company and previously a wholly owned subsidiary of Cellegy) issued a note payable to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of Savvy, a compound then under development to prevent the transmission of HIV/AIDS.

The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by Cellegy as an obligation in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3.0% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 (face amount) is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. Absent a material breach of contract or other event of default, there is no obligation to repay the amounts in the absence of future Biosyn revenues. Cellegy accreted the discount of $572,902 against earnings using the effective interest rate method (approximately 46%) over the discount period of five years, which was estimated in connection with the Ben Franklin Note’s valuation at the time of the acquisition.

Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs (see Note 13). As such, management has determined that the Ben Franklin Note will have no future cash flows, as the Company does not believe the product will create a revenue stream in the future. As a result, the Note had no fair market value at the time of the merger in April 2009 between the Company (which was then named Cellegy Pharmaceuticals, Inc.) and the corporation then-named Adamis Pharmaceuticals Corporation.

Working Capital Line of Credit

On March 28, 2016, the Company entered into a loan and security agreement (sometimes referred to as the “Adamis Working Capital Line”) with Bear State Bank, N.A. (the “Lender” or the “Bank”), pursuant to which the Company may borrow up to an aggregate of $2,000,000 to provide working capital to USC, subject to the terms and conditions of the loan agreement. Interest on amounts borrowed under the Adamis Working Capital Line accrues at a rate equal to the prime interest rate, as defined in the agreement. Interest payments are required to be made quarterly. As amended, the entire outstanding principal balance, and all accrued and unpaid interest and all other sums payable pursuant to the loan documents, were due and payable on June 1, 2018. The Company’s obligations under the loan agreement were secured by certain collateral, including without limitation its interest in amounts that it has loaned to USC, and a warrant that the Company issued to the Bank to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to par value per share.  The warrant was exercisable only if the Company is in default under the loan agreement or related loan documents, the Lender delivers a notice to the Company and the Company does not cure the default within the applicable cure period. If the warrant became exercisable, then Lender may exercise the warrant in whole or in part, from time to time, to acquire warrant shares in a number that the Lender believes will, upon sale of such shares, be sufficient to cure or pay off the Company’s obligations due to the Lender under the loan documents. Under the terms of the Warrant, the Lender agreed that following any exercise of the warrant, Lender will use its best efforts to sell as promptly as reasonably practicable following such exercise, the shares of common stock acquired by the Lender upon such exercise, and that all of the net proceeds from such sales of warrant shares will be applied in satisfaction of the Company’s obligations under the loan documents. On June 28, 2018, the Company and the Lender amended the warrant and the loan and security agreement to provide that effective as of June 1, 2018, if the Company has not paid in full all amounts that are required to be paid to the Lender under the loan documents on or before the maturity date of the loan, then the Lender may exercise the Warrant, in whole or in part, to acquire a number of warrant shares as described above. In July 2018, the Lender delivered a notice of exercise of the warrant and sold warrant shares in an amount sufficient to satisfy substantially all of the outstanding principal balance of the loan (Refer to Note 17). The Company paid in cash the remaining principal and accrued unpaid interest, and there is no outstanding balance under the Adamis Working Capital Line. There was no gain or loss upon extinguishment of the debt. In addition, the Lender released the Company’s $1.0 million restricted Certificate of Deposit that had served as additional collateral for the Adamis Working Capital Line, and the amount is no longer restricted cash.

In July 2018, the Adamis Working Capital Line was terminated rendering a $0 balance as of December 31, 2019 and 2018. Interest expense for the years ended December 31, 2019 and 2018 was approximately $0 and $51,000, respectively.

Loans Assumed from Acquisition of USC:

Building Loan

In connection with the closing of the USC Merger and the transactions contemplated by the Merger Agreement, 4 HIMS, LLC, an entity of which Eddie Glover, who was then the chief executive officer of USC, and certain other former stockholders of USC are members, agreed to sell to the Company, the building and property owned by 4 HIMS on which USC’s offices are located, in consideration of the Company being added as an additional “borrower” and assuming the obligations under the loan agreement, promissory note and related loan documents that 4 HIMS and certain other parties previously entered into with the Lender (the “4 HIMS Loan Documents”).

On November 10, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, the Company agreed to pay the Bank monthly payments of principal and interest of $15,411, with a final monthly payment and any other amounts due under the 4 HIMS Loan Document due and payable in August 2020.

As of December 31, 2019 and 2018, the outstanding principal balance owed on the applicable note was approximately $2,153,000 and $2,249,000, respectively. The loan currently bears an interest of 7.25% per year and interest expense for the years ended December 31, 2019 and 2018 was approximately $117,000 and $87,000, respectively.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly amortization of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of December 31, 2019 and 2018, the outstanding unpaid principal balance was approximately $0 and $334,000, respectively. Interest expense for the years ended December 31, 2019 and 2018 was approximately $5,000 and $20,000, respectively.

Loan Amendment, Forbearance and Assumption Agreement

In connection with the Company's acquisition of USC in April 2016, Adamis was added as a “Borrower” and co-borrower under the loan agreements and related loan documents between USC (and certain other entities) and Lender (the “Loan Documents”), and assumed all of the rights, duties, liabilities and obligations as a Borrower and a party under the Loan Documents, jointly and severally with the current borrowers under each of the Loan Documents. The parties also agreed that the real and personal property securing each of the USC Loans will also secure each of the other USC Loans, as well as the Adamis Working Capital Line of $2.0 million.

The notes included in the Loan Documents are subject to customary subjective acceleration clauses, effective upon a material impairment in collateral, a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the note. As of December 31, 2019, the Company was not in breach of any debt covenants or subjective acceleration clauses.

At December 31, 2019 the principal maturity of the amended long-term debt was as follows:

For the Year Ending December 31	Building Loan	Equipment Loan	Total
2020	$2,153,182	$—	$2,153,182

NOTE 13:	FAIR VALUE MEASUREMENTS

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

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. The Company may also become party to further litigation in federal and state courts relating to opioid drugs. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth below, the Company is not currently involved in any matters that the Company believes may have a material adverse effect on its business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on the Company because of associated cost and diversion of management time.

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

Adamis has the right to terminate the agreement if it is determined that no viable product can come from the technology and either  party may terminate the license agreement in the event of a material breach of the agreement by the other party that has not been cured or corrected within 90 days of notice of the breach. The Company does not currently intend to devote resources to the development of this technology and may consider terminating the agreement.

Influenza Vaccine

On September 22, 2006, the Company entered into an agreement with an entity to manufacture an influenza vaccine for the Company. The agreement requires the Company to pay $70,000 upon commencement of the project, followed by monthly payments based upon services performed until the project is complete. No product has been manufactured and no payments have been made as of December 31, 2019. If the project begins, the total payments will aggregate $283,420. The project has an open ended start time. Adamis may terminate the agreement upon notice to the other party, other than reimbursing the other party for non-cancellable materials and supplies ordered, and work in progress, through the date of the termination. The Company does not currently intend to devote resources to the development of this technology and may consider terminating the agreement.

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
$10,000,000

The values listed above were determined using the cost savings and discounted cash flow methods. Value is estimated based on the cost savings attributable to the asset being appraised which in this case was the transition service agreement. As with most income-based valuation methods, the cost (or royalty) savings method are generally estimated on an after tax basis and discounted using an after tax discount rate. The cost savings method was used to value the transition services agreement. Discounted cash flow analysis involves projecting monetary benefits directly associated with an asset and factoring them to reflect present value at a rate that considers the risk and rate of return associated with the subject asset. In the application of this approach, the value of the asset is considered to be the sum of the present values of the future cash flows received over the expected life of the asset. The Company applied the discounted cash flow method to estimate the fair value of the acquired intellectual property (patents and unpatented technology associated with the taper dry powder inhaler IP). In regards to the Taper DPI, the Company calculated the after-tax net income, or cash flow related to the technology and discounted the future income with a discount rate of 26.5%, a 5.0% premium over the weighted average cost of capital. See Note 9.

NOTE 16:	COMMITMENTS AND CONTINGENCIES

The Company has a production threshold commitment to a manufacturer of our SYMJEPI Products where the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. Maintenance fees for the years ended December 31, 2019 and 2018 were approximately $958,000 and $0, respectively.

NOTE 17:	CAPITAL STRUCTURE

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

F- 26

NOTE 18:	CONVERTIBLE PREFERRED STOCK

January 2016 Series A-1 Preferred Stock

On January 26, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,183,432 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) and warrants to purchase up to 1,183,432 shares of common stock or Series A-1 Preferred. The shares of Series A-1 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $4.225 per unit. The Series A-1 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $4.10 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-1 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-1 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-1 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-1 Preferred and the warrants. The January 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the January 2016 warrants is $4.10 per share, and accordingly 250% of such exercise price is $10.25 per share. The warrants to purchase 1,183,432 shares remain outstanding as of December 31, 2019.

For the period ended December 31, 2016, the investors converted 1,183,432 shares of Series A-1 Preferred into an equal number of shares of common stock, with no shares of Series A-1 Preferred Shares remaining outstanding.

July 2016 Series A-2 Preferred Stock

On July 11, 2016, the Company completed a private placement transaction with a small number of accredited investors pursuant to which the Company issued 1,724,137 shares of Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) and warrants to purchase up to 1,724,137 shares of common stock or Series A-2 Preferred. The shares of Series A-2 Preferred and warrants were sold in units, with each unit consisting of one share and one warrant, at a purchase price of $2.90 per unit. The Series A-2 Preferred is convertible into shares of common stock at an initial conversion rate of 1-for-1 (subject to stock splits, reverse stock splits and similar events) at any time at the discretion of the investor. The exercise price of the warrants is $2.90 per share, and the warrants are exercisable at any time over the five year term of the warrants. If the Company grants, issues or sells any Common Stock equivalents pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Series A-2 Preferred or warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock, then a holder of Series A-2 Preferred or warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A-2 Preferred or exercise of the warrants (without regard to any limitations on conversion). Gross proceeds to the Company were approximately $5,000,000 excluding transactions costs, fees and expenses. In accordance with the transaction agreements, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series A-2 Preferred and the warrants. The July 2016 warrants include call provisions that are generally similar to the 2014 warrants. The exercise price of the July 2016 warrants is $2.90 per share, and accordingly 250% of such exercise price is $7.25 per share. For the period ended December 31, 2017, the investors have exercised July 2016 warrants to acquire 1,531,723 shares of common stock. As of December 31, 2019, 192,414 warrants remaining outstanding.

NOTE 19:	STOCK-BASED COMPENSATION, WARRANTS AND SHARES RESERVED

The Company accounts for stock-based compensation transactions in which the Company receives employee services in exchange for restricted stock units ("RSUs") or options to purchase common stock and the Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur and will reduce compensation cost at the time of forfeiture.  Cash-settled Stock Appreciation Rights provide for the cash payment of the excess of the fair market value of the Company’s common stock price on the date of exercise over the grant price.  The fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model. The SARs will vest over a period of three years and are accounted for as liability awards since they will be settled in cash.  Cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock over the grant price is paid in cash and not in common stock.

The Company has a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2009 Plan provides for the grant of performance cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2009 Plan was 411,765 shares. The number of shares of common stock reserved for issuance automatically increase on January 1 of each calendar year, from January 1, 2010 through and including January 1, 2019, by the lesser of (a) 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. On November 3, 2014, the number of shares reserved for issuance under the 2009 Plan increased by 1,000,000. On May 25, 2016, upon the approval of the Company’s stockholders at the annual meeting of stockholders, the number of shares reserved for issuance increased by 4,500,000. At December 31, 2018, the aggregate balance of shares reserved for issuance under the 2009 plan was 11,335,847 shares. On January 1, 2019, pursuant to the provisions of the 2009 Plan, 2,364,568 shares were added to the shares reserved for issuance pursuant to awards under the 2009 Plan (see Note 21). The 2009 Plan terminated effective February 2019 and no new awards may be made under the 2009 Plan. Outstanding options awarded under the 2009 Plan will remain outstanding and continue to be governed by the provisions of the 2009 Plan.

F- 28

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

On January 30, 2019, the Company awarded RSUs covering 36,985 shares of common stock to an employee of the Company under the 2009 Plan; as of the date of grant, the market price of the common stock was $3.09 per share. These RSUs were vested in full at grant date. The calculated fair value of the RSUs was approximately $114,000 and expensed immediately.

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

During the year ended December 31, 2019, vested but unexercised options and unvested options to purchase 1,550,856 shares of common stock were canceled following the holders’ termination of employment.

The following summarizes the stock option activity for the years ended December 31, 2019 and 2018 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2017	6,726,594	$5.05	8.17 years

Options Granted	2,905,789	3.01	9.17 years
Options Exercised	(4,166)	3.35	—
Options Canceled	(330,116)	5.47	—

Total Outstanding Vested and Expected to Vest as of December 31, 2018	9,298,101	$4.40	7.92 years

Options Granted	90,000	$3.09	9.08 years
Options Canceled	(1,550,856)	4.26	—

Total Outstanding Vested and Expected to Vest as of December 31, 2019	7,837,245	$4.40	6.01 years

Vested at December 31, 2019	6,917,685	$4.57	5.74 years

Stock based compensation expense for the years ended December 31, 2019 and 2018 was approximately $5,868,000 and $6,535,000, respectively. As of December 31, 2019, unrecognized compensation expense related to these stock options was approximately $1,478,000 and will be recorded as compensation expense over the next two years.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 7,837,245 and 9,298,101 stock options outstanding at December 31, 2019 and 2018 was approximately $0 and $0, respectively. The aggregate intrinsic value of 6,917,685 and 6,130,337 stock options exercisable at December 31, 2019 and 2018 was approximately $0 and $0, respectively.

F- 30

Restricted Stock Units

The following table summarizes the RSUs outstanding at December 31, 2019 and December 31, 2018:

December 31, 2019	RSUs		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	150,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	228,141	(2)	$2.83	February 21, 2018
Company Executives and Employees	1,762,256	(3)	$3.09	January 30, 2019
Total RSUs	3,090,397

(1) The RSUs will have cliff vesting after seven years of continuous service or upon change of control from date of grant or upon death or disability.

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

(1) The RSUs will have cliff vesting after seven years of continuous service from date of grant or upon change of control or upon death or disability.

(2) The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

Expense related to RSUs, included in the stock based compensation above, for the years ended December 31, 2019 and 2018 was approximately $2,597,000 and $1,174,000, respectively.  The recorded expense related to RSUs for the year ended December 31, 2019 was reduced by approximately $798,000, due to the termination of two non-employee members of the board of directors during the year ended December 31, 2019. The Company accounts for forfeiture as they occur and reduces the compensation cost at the time of forfeiture.

F- 31

Cash-settled Stock Appreciation Rights

The following table summarizes cash-settled SARS outstanding at December 31, 2019:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2018	—	$0.00
Granted	290,000	0.82	6.7 Years
Forfeited	—	0.00
Exercised	—	0.00
Outstanding at December 31, 2019	290,000	$0.82	6.7 Years

The Company had a liability, which is included in accrued other expenses in the consolidated balance sheets, associated with its SARs of approximately $18,000 and $0 at December 31, 2019 and December 31, 2018, respectively.  These SARs were valued using the Black-Scholes option pricing model, the expected volatility was approximately 57%, the term was seven years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.8%, which resulted in a calculated fair value of approximately $103,000.  The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the years ended December 31, 2019, the Company recognized compensation expense of $18,000, associated with these awards, as compared to compensation expense of $0 for the year ended December 31, 2018.

The following table summarizes warrants outstanding at December 31, 2019 and December 31, 2018:

December 31, 2019	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2021
Preferred Stock Series A-1 Warrants	1,183,432	$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414	$2.90	July 11, 2016	July 11, 2021
2016 Warrants	700,000	$2.98	August 3, 2016	August 3, 2021
2019 Warrants	13,800,000	$1.15	August 5, 2019	August 5, 2024
Total Warrants	15,934,670

December 31, 2018	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2019
Underwriter Warrants	4,217	$7.44	January 16, 2014	January 16, 2019
Preferred Stock Series A-1 Warrants	1,183,432	$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414	$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000	$2.98	August 3, 2016	August 3, 2021
Total Warrants	2,138,887

Shares Reserved

At December 31, 2019, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, and vesting of RSUs, as follows:

Warrants	15,934,670
RSU	3,090,397
2009 Equity Incentive Plan	7,837,245
Total Shares Reserved	26,862,312

NOTE 20:	INCOME TAXES

Net operating losses and tax credit carryforwards as of December 31, 2019 are as follows:

	Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$55,107,861	N/A
Net operating losses, federal (Pre January 1, 2018)	86,660,717	2028-2038
Net operating losses, state	51,151,052	2030-2039
Tax credits, federal	2,352,726	2037-2039
Tax credits, state	1,452,755	N/A

Pursuant to Internal Revenue Code Section 382, the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three year testing period. As a result of any such ownership change, portions of the Company's net operating loss carry forwards and research and development tax credits are subject to annual limitations. The Company completed a Section 382 analysis, and the net operating loss deferred tax assets reflect the results of the analysis. The recoverability of these carry forwards could be subject to limitations upon future changes in ownership as defined by Section 382 of the Internal Revenue Code.

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

At December 31, 2019 and 2018, the Company reassessed its need for valuation allowance and decreased the valuation allowance because a portion of the indefinite lived taxable temporary difference was determined to be a future source of taxable income. This reassessment resulted in a tax expense (benefit) of $9,000 and ($369,000), respectively.

The expense (benefit) for income taxes from continuing operations consists of the following for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Current	$9,000	$3,000
Deferred	7,428,000	7,128,000
Total	7,437,000	7,131,000
Change in Valuation Allowance	(7,428,000)	(7,500,000)
Tax Expense (Benefit), net	$9,000	$(369,000)

At December 31, 2019 and December 31, 2018 the significant components of the deferred tax assets from continuing operations are summarized below:

	December 31, 2019	December 31, 2018
Deferred Tax Assets
Net Operating Losses Carryforwards	$32,621,000	$26,322,000
Tax Credits	3,805,000	2,117,000
Stock Compensation	1,689,000	1,037,000
Accrued Expenses	172,000	586,000
Other	134,000	3,000
Total Deferred Tax Assets	38,421,000	30,065,000
Valuation Allowance	(36,989,000)	(28,338,000)
	$1,432,000	$1,727,000
Deferred Tax Liabilities
Intangibles	$(1,373,000)	$(1,628,000)
Fixed Assets	(171,000)	(211,000)
Total Deferred Tax Liabilities	(1,544,000)	(1,839,000)
Net Deferred Tax Liability	$(112,000)	$(112,000)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The Company has determined at December 31, 2019 and December 31, 2018 that a full valuation allowance would be required against of all the Company's operating loss carry forwards and deferred tax assets that the Company do not expect to be utilized by deferred tax liabilities.

The following table reconciles the Company's losses from continuing operations before income taxes for the year ended December 31, 2019 and December 31, 2018.

	December 31, 2019		December 31, 2018
Federal Statutory Rate	$(6,330,000)	21.00%	$(8,269,000)	21.00%
State Income Tax, net of Federal Tax	7,000	(0.02%)	(663,000)	1.68%
Other Permanent Differences	414,000	(1.37%)	1,962,000	(4.98%)
Section 382 Analysis and Other	—	—	—	—
Tax Cuts and Jobs Act	—	—	—	—
Research and Development Credits	(652,000)	2.16%	(899,000)	2.28%
Change in Valuation Allowance	6,570,000	(21.80%)	7,500,000	(19.04%)
Expected Tax Expense (Benefit)	$9,000	(0.03%)	$(369,000)	0.94%

Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. For the tax year ended December 31, 2019 and 2018, the Company recognized no interest or penalties.

NOTE 21:	SUBSEQUENT EVENTS

On February 25, 2020, the Company completed a registered direct offering of 11,600,000 shares of common stock, pursuant to its existing shelf registration statement and a prospectus supplement and accompanying prospectus, and a concurrent private placement of warrants to purchase 8,700,000 shares of common stock, to a small number of accredited institutional investors. The combined purchase price for one share and 0.75 warrant was $0.58, and the aggregate gross purchase price was $6,700,000, excluding any future proceeds from the potential exercise of the warrants and before deducting placement agent fees and other offering expenses payable by the Company.  The warrants have an exercise price of $0.70 per share.  The warrants are exercisable commencing on the later of (i) six months from the date of issuance or (ii) the date that the Company’s stockholders approve a reverse stock split or an increase in the number of authorized shares of Common Stock of the Company in an amount sufficient to permit the exercise in full of all of the Warrants (each, a “Capital Event”), and will expire five years after they become exercisable.  Maxim Group LLC acted as the placement agent in connection with the offering and received a fee equal to 6.0% of the gross purchase price of the securities sold in the offering and reimbursement of certain out-of-pocket expenses.

Broad-based business or economic disruptions could adversely affect our ongoing business and research, development and commercial activities and could include disruptions to the productivity of our employees working remotely or their ability to travel on matters relating to the Company’s business activities.  The novel strain of coronavirus reported to have surfaced in China in December 2019, and the related COVID-19 outbreak in 2019 and 2020, has spread to many other countries including the United States. As of the date of this Report, this outbreak has resulted in extended shutdowns of certain businesses in the United States and elsewhere and has had ripple effects on businesses and activities around the world. The outbreak and any preventative or protective actions that we, our customers, our respective manufacturers, suppliers or other third parties with which we have business relationships, or governments may take in respect of the coronavirus and COVID-19 outbreak could disrupt our business and the business of our customers or third parties with which we have business relationships.  Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. In addition, the COVID-19 outbreak could result in a severe economic downturn and has already significantly affected the financial markets of many countries.  A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.  A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making purchases or payments for our products. Any of the foregoing could harm our business.  As of the date of this Report, we have not experienced any known material business disruptions or material adverse effect on our business or financial condition resulting from the COVID-19 outbreak.  However, we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we, our customers, or any of the third parties with whom we engage, including the suppliers, manufacturers, regulators and other third parties with whom we conduct business or have business relationships, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner presently anticipated could be materially and negatively impacted.

F- 34