Form 10-K/A
period 2019-12-31
Adamis Pharmaceuticals Corp
filed 2020-04-29
CIK 887247

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2019 was $61,031,834.50.

At March 27, 2020, the Company had 73,732,288 shares outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K/A, or this Amendment (also sometimes referred to herein as this report), is to amend Part III, Items 10-14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the 2019 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 30, 2020, to include information previously omitted from the 2019 Annual Report on Form 10-K in reliance on General Instruction G to Form 10-K. This Amendment amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2019 Annual Report on Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2020 Annual Meeting of Stockholders.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2019 Annual Report on Form 10-K.  This Amendment does not reflect events occurring after the filing of the 2019 Annual Report on Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this report is limited in scope to the items identified above and should be read in conjunction with the 2019 Annual Report on Form 10-K.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Board of Directors

Pursuant to our Bylaws, generally the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members. The ages, principal occupations, current directorships and any directorship held during the past five years, and certain other information with respect to the directors of the Company, including a brief discussion of the specific experience, qualifications, attributes and skills of our individual Board members that have led our Nominating and Governance Committee and the Board to conclude that these individuals should serve on our Board, are presented below as of March 31, 2020.

		DIRECTOR
NAME	AGE	SINCE	PRINCIPAL OCCUPATION/POSITION WITH ADAMIS
Howard C. Birndorf	70	2019	Consultant, Director
Roshawn A. Blunt	45	2019	Consultant, Director
Dennis J. Carlo, Ph.D.	76	2009	President, Chief Executive Officer and Director
David J. Marguglio	49	2009	Senior Vice President, Chief Business Officer and Director
Richard C. Williams	76	2014	Consultant, Director, Chairman of the Board

Howard C. Birndorf.  Mr. Birndorf became a director in August 2019.  Mr. Birndorf is a biotechnology entrepreneur and one of the founders of the biotech industry in San Diego, California.  Mr. Birndorf co-founded the monoclonal antibody company Hybritech in 1978, which was subsequently acquired by Eli Lilly & Co. in 1986.  He has founded or co-founded a number of other companies including Gen-Probe, IDEC Pharmaceuticals (which merged with Biogen to form Biogen-Idec), and Ligand Pharmaceuticals.  Mr. Birndorf was also involved in the formation of Gensia (Sicor), and was a director of Neurocrine Biosciences.  He was the founder and co-chair of the Coalition for 21st Century Medicine and was a co-founder, Chairman and Chief Executive Officer of Nanogen, Inc.  Mr. Birndorf received his B.A. in Biology from Oakland University, an M.S. in Biochemistry from Wayne State University, and has received honorary Doctor of Science degrees from Oakland University and Wayne State University.

Roshawn A. Blunt.  Ms. Blunt has more than 20 years of experience in the biopharmaceutical and medical device industries.  In 2010, Ms. Blunt founded and currently is managing director of 1798 Consultants, which is a national healthcare consulting firm focused on educating and developing strategies for clients to address healthcare compliance, reimbursement, health policy and patient access issues.  She began her pharmaceutical career at The Boston Consulting Group, working primarily on cases in the healthcare industry.  She has held a variety of strategic reimbursement and commercialization positions of increasing importance at Amgen, Inc. including involvement in the marketing of Aranesp and acting as global government affairs director in the company’s Washington DC office. Ms. Blunt was also the first global director of health economics and reimbursement for Biosense Webster, a Johnson & Johnson company.  Prior to starting 1798 Consultants, she was vice president of strategy, planning, and communication at Long Beach Memorial Center and Miller Children’s Hospital.  Ms. Blunt graduated from Princeton University, where she received her A.B. from the Woodrow Wilson School of International and Public Policy.  She earned her M.B.A. from Kellogg School of Management at Northwestern University.

Dennis J. Carlo, Ph.D. Dr. Carlo became President, Chief Executive Officer and a director of the Company in April 2009 in connection with the closing of the merger transaction between the Company and the corporation that now is a wholly-owned subsidiary of the Company, Adamis Corporation (“Old Adamis”). Dr. Carlo was a co-founder of Old Adamis and served as its President and Chief Executive Officer, and a director, from October 2006 to April 2009. From 2003 to 2006, he served as president of Telos Pharmaceuticals, a private biotechnology company. From 1982 to 1987, he served as Vice President of Research and Development and Therapeutic Manufacturing at Hybritech Inc., a pharmaceutical and life science company which was acquired by Eli Lilly & Co in 1986. After the sale to Lilly, Dr. Carlo, along with Dr. Jonas Salk, James Glavin and Kevin Kimberland, founded Immune Response Corporation, a public biotechnology company, where he served as its President and Chief Executive Officer from 1994 to 2002. Before then, he held various positions with life science companies, including Merck & Co. Dr. Carlo received a B.S. degree in microbiology from Ohio State University and has a Ph.D. in Immunology and Medical Microbiology from Ohio State University.

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

Howard C. Birndorf, brings his extensive leadership, business and scientific knowledge of the life science and pharmaceutical industries, including his service as a director and an executive officer of private and public biotechnology companies.

Roshawn A. Blunt, brings her extensive experience as an employee, officer and consultant in the biopharmaceutical, medical device and healthcare industries.

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

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The Audit Committee is responsible to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee assists the full Board in its general oversight of our compliance with legal and regulatory requirements, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Subject to an approved charter, the responsibilities of the Audit Committee also include reviewing and monitoring the integrity of our accounting practices, internal control systems, financial reporting processes and our financial statements and related disclosures in our filings with the SEC, monitoring the independence and performance of our independent auditor, providing an avenue of communication among the independent auditor, our management and our Board, and reviewing policies with respect to risk assessment and risk management. The Audit Committee also has the ability to retain, at our expense and without further approval of the Board, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties. The Audit Committee also reviews and approves related party transactions. The members of the Audit Committee are Richard C. Williams and Roshawn A. Blunt.  The Board has determined that each member of the Audit Committee is “independent” as defined by the applicable NASDAQ rules and by the Sarbanes-Oxley Act of 2002 and regulations of the SEC, and that Mr. Williams qualifies as an “audit committee financial expert” as defined in such regulations.

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our definitive proxy statement for our 2019 annual meeting of stockholders that was filed with the SEC on June 25, 2019.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, named executive officers and beneficial owners of more than 10% of our common stock (“common stock”) are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the SEC and the principal exchange upon which such securities are traded or quoted and to furnish us with copies of the reports. Other than as set forth below, based solely on a review of the copies of such forms furnished to us, we believe that from January 1, 2019 to December 31, 2019, all such persons satisfied such applicable SEC filing requirements.   On October 10, 2019, Mr. Birndorf filed an initial statement of beneficial ownership of securities on Form 3 in connection with his appointment to the Board on August 25, 2019, and a Form 4 reporting the award on August 25, 2019 of a stock appreciation right covering a reference number of shares equal to 50,000 shares.  On October 10, 2019, Ms. Blunt filed an initial statement of beneficial ownership of securities on Form 3 in connection with her appointment to the Board on August 25, 2019, and on February 13, 2020, Ms. Blunt filed a Form 4 reporting the award on August 25, 2019 of a stock appreciation right covering a reference number of shares equal to 50,000 shares. On February 26, 2020, Dr. Carlo filed an Annual Statement of Changes in Beneficial Ownership on Form 5 reporting a bona fide gift of 100,000 shares of common stock during the 2019 year.

Information Regarding Executive Officers

The names, ages, principal occupations during the past five years, and certain other information with respect to our executive officers are shown below as of March 31, 2020. To the extent that any named executive officer is also serving as a member of the Board, then such named executive officer’s biography is set forth under “Information Regarding Board of Directors” above.

Our executive officers are appointed by the Board.

Name	Age	Principal Occupation
Dennis J. Carlo, Ph.D.	76	Chief Executive Officer of the Company and Director
David J. Marguglio	49	Senior Vice President, Chief Business Officer and Director
Robert O. Hopkins	59	Senior Vice President, Finance and Chief Financial Officer
Karen K. Daniels	67	Vice President of Operations
Ronald B. Moss, M.D.	60	Chief Medical Officer

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

  Ronald B. Moss, M.D. Dr. Moss joined the Company as Chief Medical Officer in February 2017.    Prior to joining the Company, Dr. Moss served as President and Chief Executive Officer of Ansun Biopharma from October 2012 to February 2017 and as interim CEO from October 2011 to October 2012.  Dr. Moss served as Executive Vice President of Clinical Development & Medical Affairs at NexBio from January 2009 to October 2011. From June 2006 to January 2009, Dr. Moss served as the Vice President of Clinical Development at Vical Inc. From January 2004 to March 2006, he served as the Vice President of Medical Affairs at Telos Pharmaceuticals. Dr. Moss served as the Senior Director of Worldwide Regulatory Affairs for Vaccines/Biologics at Merck and Company from January 2003 to January 2004. Dr. Moss joined The Immune Response Corporation in January 1994 as Medical Director and advanced through positions of increasing responsibility and served as the interim President and Chief Executive Officer from August 2002 to January 2003. From July 1993 to January 1994, Dr. Moss served as Assistant Medical Director at Immunization Products Ltd., a joint venture between Rhone-Poulenc Rorer and Immune Response. Dr. Moss trained in Pediatrics at SUNY Stony Brook and completed his Fellowship in Allergy and Clinical Immunology at the National Institutes of Health, and is board certified in allergy and immunology.  He is a Fellow of the American Academy of Allergy, Asthma and Immunology (FAAAAI) and a Fellow of the American College of Allergy, Asthma, and Immunology (FACAAI). Dr. Moss is a voluntary associate clinical professor at University of California, San Diego, School of Medicine Department of Medicine. Dr. Moss earned his M.D. degree at the Chicago Medical School, Rosalind Franklin University of Medicine and Science and his bachelor's degree from the State University of New York at Stony Brook.

ITEM 11:	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Adamis during years ended December 31, 2019  and  2018 to (i) each person who served as Adamis’ chief executive officer during fiscal 2019, (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2019 and whose total compensation for such year exceeded $100,000, and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of 2019, of which there were none (sometimes referred to collectively as the “named executive officers”).

								Non-Equity
				Stock		Option		Incentive Plan		All Other
		Salary	Bonus	Awards		Awards		Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)		($)		($)		($)
Dennis J. Carlo, Ph.D.	2019	$667,013	—	1,072,740	(4)	—		—		30,556	(3)	$1,770,309
President and Chief Executive Officer	2018	$635,250	—	236,212	(5)	261,741	(1)	343,035	(2)	28,496	(3)	$1,504,734
Robert O. Hopkins	2019	$424,600	—	858,192	(4)	—		—		30,556	(3)	$1,313,348
Senior Vice President, Chief Financial Officer	2018	$386,000	—	188,968	(5)	209,393	(1)	156,330	(2)	28,496	(3)	$969,187
Ronald B. Moss	2019	$451,000	—	858,192	(4)	—		—		30,357	(3)	$1,339,549
Chief Medical Officer	2018	$409,000	—	118,104	(5)	130,871	(1)	147,240	(2)	26,297	(3)	$831,512

(1)	Reflects the grant date fair value for financial statement reporting purposes with respect to stock options granted during the year ended December 31, 2018 calculated in accordance with applicable rules and regulations and authoritative guidance. For information concerning assumptions used to estimate fair value, please see Note 19 to the accompanying notes to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2019. The actual amount ultimately realized from the equity awards will likely vary based on a number of factors, including, but not limited to Adamis’ actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting. Each option is intended to be an incentive stock option. Each option has a term of ten years from the grant date, subject to earlier termination of the term as provided in the 2009 Equity Incentive Plan. For options with respect to 2018, reflects stock options granted on February 21, 2018 to the named executive officers to purchase shares of Common Stock as follows: Dr. Carlo, 166,934 shares; Mr. Hopkins, 133,547 shares; and Dr. Moss, 83,467 shares. Each 2018 option had an exercise price equal to $2.83 per share. Each option vests and becomes exercisable ratably monthly over a period of three years from the grant date. The stock options are also subject to accelerated vesting in certain circumstances, including a change in control of the Company.

(2)	Reflects cash bonuses paid in February 2019 pursuant to the Company’s 2018 Bonus Plan, with respect to the 2018 year.
(3)	For 2019 and 2018, consists primarily of premiums paid by the Company on behalf of each of Messrs. Carlo, Moss and Hopkins for health, dental, and vision insurance.
(4)	Reflects restricted stock unit ("RSUs") awards granted on January 30, 2019 and which will vest ratably approximately quarterly over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability, with respect to the following numbers of shares of Common Stock: Dr. Carlo, 347,165 shares; and Mr. Hopkins and Dr. Moss, 277,732 shares. The fair market value of the shares at the time of issuance of the RSUs was $3.09 per share. For a discussion of assumptions used to estimate fair value, please see Note 19 to our financial statements in the 2019 Annual Report on Form 10-K.
(5)

Reflects restricted stock unit awards granted on February 21, 2018, and which will vest with respect to one-third of the shares subject to the award on each anniversary of the grant date over a three-year period, or upon a change of control or upon termination of service by reason of death or disability, with respect to the following numbers of shares of Common Stock: Dr. Carlo, 83,467 shares; Mr. Hopkins, 66,773 shares; and Dr. Moss, 41,773 shares. The fair market value of the shares at the time of issuance was $2.83 per share. For a discussion of assumptions used to estimate fair value, please see Note 19 to our financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018.

Narrative Disclosure to Compensation Table

Employment Agreements

The Company has previously entered into employment agreements with its named executive officers and certain other executive officers, effective December 31, 2015, and with respect to Dr. Moss, in February 2017. The agreements provide for the employment of the named executive officers to the following positions: Dennis J. Carlo, Ph.D., President and Chief Executive Officer; Ronald D. Moss, M.D., Chief Medical Officer; and Robert O. Hopkins, Vice President of Finance and Chief Financial Officer.

The agreements with our named executive officers provide for initial base compensation at the following initial annual rates: Dr. Carlo, $550,000; Dr. Moss, $385,000; and Mr. Hopkins, $260,000. Under the agreements, the officers are eligible to participate in benefit programs that are routinely made available to officers, including any executive stock ownership plans, profit sharing plans, incentive compensation or bonus plans, retirement plans, Company-provided life insurance, or similar executive benefit plans maintained or sponsored by the Company. The Board may also in its discretion make additional discretionary cash or equity payments, awards, changes in base salary, bonuses or other payments to its officers and employees. Except with respect to titles, salary amounts, and certain severance and benefit provisions following certain kinds of employment terminations or change of control events, or otherwise as described below, the agreements are similar in material respects. The agreements are terminable at any time by either party.

In 2018 and 2019, the Compensation Committee retained the firm of Pearl Meyer Partners, LLC (“Pearl Meyer" or "PM”), as an independent compensation consultant to provide information to assist the committee regarding evaluation of overall cash and equity executive compensation programs and objectives for our officers and directors, assist in review and development of a peer group of companies and review compensation including information relating to the peer group of companies.  In July 2018, the annual salaries for the named executive officers for the 2018 year were increased to the following amounts: Dr. Carlo, $635,250; and Mr. Marguglio and Hopkins, $386,000. In January 2019, after a review of information provided by Pearl Meyer, the Compensation Committee approved an increase in the annual base salaries for 2019 of the named executive officers to the following amounts: Dr. Carlo, $667,013; Dr. Moss, $451,000; and Mr. Hopkins, $424,600.  As of the date of this Report, no increases in base salary compensation have been approved or made with respect to the 2020 year.

 Bonus and Non-Equity Incentive Plan Compensation

Each officer is eligible to receive such discretionary bonuses as the Compensation Committee may approve. In addition, our compensation structure includes eligibility for annual cash bonuses for officers and most non-officer employees. In February 2018, the independent members of the Board, based on a recommendation by the Compensation Committee, approved the Company’s 2018 Bonus Plan (the “2018 Bonus Plan”). The terms of the 2018 Bonus Plan establish for each level of Company employee, including the Company’s executive officers but excluding field sales employees of the Company, a target cash bonus amount, expressed as a percentage of base salary. All determinations regarding payments of bonuses under the 2018 Bonus Plan are made in the discretion of the Compensation Committee. The target bonus amounts as a percentage of base salary for 2018 for our named executive officers were as follows: Dr. Carlo, 60%; Dr. Moss, 40%; and Mr. Hopkins, 45%. The corporate performance goals for 2018 included the achievement of performance targets and business goals related to the Company’s financial results, capital raising and strategic activities, clinical development and regulatory filings and approvals, clinical trials and related results and product development activities. In January 2019, after a review of information provided by Pearl Meyer, the Compensation Committee approved cash bonus payments under the 2018 Bonus Plan for 2018 to the Company’s executive officers including to the named executive officers in the following amounts: Dr. Carlo, $343,035; Dr. Moss, $147,240; and Mr. Hopkins, $156,330.

In January 2019, the Compensation Committee approved the Company’s 2019 Bonus Plan (the “2019 Bonus Plan”). The terms of the 2019 Bonus Plan were similar in material respects to the 2018 Bonus Plan. The target bonus amounts as a percentage of base salary for 2019 for our named executive officers were as follows: Dr. Carlo, 60%; and Dr. Moss and Mr. Hopkins, 45%. The corporate performance goals for 2019 included the achievement of performance targets and business goals related to the Company’s financial results, capital raising and strategic activities, clinical development and regulatory filings and approvals, clinical trials and related results and product development activities. Following the end of the 2019 year, the members of the Compensation Committee determined that the target performance goals had not been met at a sufficient level and did not approve the payment of any bonuses under the 2019 Bonus Plan with respect to the 2019 year.

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

 In February 2018, we granted options intended to be incentive stock options to the named executive officers to purchase shares of Common Stock as follows: Dr. Carlo, 166,934 shares; Dr. Moss, 83,467 shares; and Mr. Hopkins, 133,547 shares. The 2018 options had an exercise price equal to $2.83 per share. Each option vests and becomes exercisable ratably monthly over a period of three years from the grant date. The above options also are subject to accelerated vesting upon the occurrence of certain events, including certain changes in control of the Company and, with respect to certain of the options, death or disability.

We have also made grants of restricted stock units (“RSUs”) in addition to, or in lieu of, stock option awards. In February 2018, the Compensation Committee granted RSU awards under the Plan to our executive officers including with respect to the following numbers of shares of Common Stock to our named executive officers: Dr. Carlo, 83,467; Dr. Moss, 41,733 and Mr. Hopkins, 66,773. In January 2019, the Compensation Committee granted RSU awards under the Plan to our executive officers including with respect to the following numbers of shares of Common Stock to our named executive officers: Dr. Carlo, 347,165; and each of Dr. Moss and Mr. Hopkins, 277,732. The 2018 RSUs vest ratably annually over a period of three years if the recipient has provided Continuous Service (as defined in the Plan and the Award agreement) during the three-year term of the RSU. The 2019 RSUs vest ratably approximately quarterly over a period of three years if the recipient has provided continuous service during the three-year term of the RSU. The RSUs also vest earlier upon the death or disability (as defined the Plan and the Award agreement relating to the RSU) of the recipient. In addition, each RSU vests in the event of a Change in Control transaction, as defined in the Plan and Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and related Department of Treasury guidance (“Section 409A”), before the end of the term of the RSU. If the recipient ceases to provide Continuous Service to the Company during the vesting period (other than as a result of an event described above that results in vesting of the award), then vesting of the RSU award ceases.  The shares covered by the RSU are issuable following vesting, as provided in the Plan and the applicable Award agreement. The Plan defines “Continuous Service” as meaning that the participant’s service with the Company or an affiliate, whether as an employee, director or consultant, is not interrupted or terminated. A change in the capacity in which the recipient renders service to the Company or an affiliate as an employee, consultant or director or a change in the entity for which the recipient renders such service, provided that there is no interruption or termination of the recipient’s service with the Company or an affiliate, is not deemed to terminate a recipient’s Continuous Service. To the extent permitted by law, the Board or the chief executive officer of the Company, in that party’s sole discretion, may determine whether Continuous Service is considered interrupted in the case of any leave of absence approved by that party, including sick leave, military leave or any other personal leave.

Tax Considerations

Generally, Section 162(m) of the Internal Revenue Code of 1986, as amended (“Code”), disallows public companies a tax deduction for federal income tax purposes of compensation in excess of $1 million paid to their chief executive officer and certain other specified officers in any taxable year.  Before tax years ending before December 31, 2017, the $1 million deduction limitation did not apply to “performance-based compensation” (as defined under Section 162(m) of the Code) or compensation qualified for one of the other exemptions from the deduction limit. The Tax Cuts and Jobs Act, which was signed into law in December 2017, repealed and eliminated, effective for taxable years beginning after December 31, 2017, this exception for performance-based compensation granted by us to a covered officer (which now includes our Chief Financial Officer) after November 2, 2017. As a result, compensation paid to our covered employees in excess of $1 million will not be deductible unless it qualifies for limited transition relief applicable to certain arrangements in place as of November 2, 2017. The Compensation Committee reserves the right to modify outstanding awards that were initially intended to qualify as “performance-based compensation” if it determines that such modifications are consistent with our business needs. The Compensation Committee believes that, in establishing the cash and equity incentive compensation plans and arrangements for our executive officers, the potential deductibility of the compensation payable under those plans and arrangements should be only one of the relevant factors taken into consideration. For that reason, the Compensation Committee may deem it appropriate to provide one or more executive officers with the opportunity to earn compensation which may not be fully tax deductible by reason of Section 162(m) or other provisions of the Code. The Compensation Committee believes it is important to maintain compensation at the requisite level to attract and retain the individuals essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) deduction limitation.

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

Hedging Policy

                Under our insider trading policy, no officer, employee, or director (or any other related person subject to the policy) may make a short sale or similar related transaction of the Company’s securities.  Our policy permits, but discourages, such persons from engaging in hedging transactions or similar arrangements and requires that any such proposed transactions first be approved by our compliance officer.

Potential Payments Upon Termination or Change in Control

Employment Agreements

The employment agreements of the executive officers of the Company, including named executive officers, contain provisions providing for certain potential payments upon the occurrence of a change in control of the Company. Under the terms of the employment agreements of the executive officers, including our named executive officers, if the Company terminates the officer’s employment at any time, the officer will be entitled to receive any unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which the officer is entitled by virtue of the officer’s past employment with the Company. The agreements provide that if the officer’s employment is terminated without cause (as defined in the applicable employment agreement), then conditioned on the officer’s timely execution of a general release and waiver, the officer will be entitled to receive severance payments at the officer’s then-annual base salary for the following periods from the date of termination: Dr. Carlo, 18 months; and Messrs. Marguglio, Hopkins, Moss and Ms. Daniels, nine months. The officers also would (assuming eligibility and timely elections) be entitled to be reimbursed for payment of the Company’s portion of the premiums required to continue the officer’s medical, dental and vision insurance coverage pursuant to COBRA during the applicable severance period (or until the officer becomes employed full-time by another employer). These payments will be accelerated in the event of a Change in Control transaction, as defined in the agreements. The definition of a “Change in Control” under the agreements is generally similar to the definition of Change in Control in the Plan, as described below. In addition, under the terms of the agreements, in the event of a termination without cause, a number of unvested stock options will accelerate, vest and be exercisable in full as if the officer had remained employed during the severance periods described above, and all options will remain exercisable for a period of one year after the date of termination. Under the agreements, upon termination of employment by reason of death or disability, any options that are vested and exercisable on the termination date will remain exercisable for 12 months after the date of cessation of service, with “disability” defined in the Plan as the inability of the Plan participant to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, as provided in the Code including Section 409A. The employment agreement of Dr. Moss provides that if his employment is terminated by reason of death or disability, then the vesting of all unvested options held by him will accelerate in full and the options held by Dr. Moss will remain exercisable for one year after his cessation of service, with “Disability” defined in the agreement as the officer being disabled from performing the essential functions of the officer’s assigned duties under the employment agreement due to physical or mental disability, with or without reasonable accommodations as required by applicable law, for a period in excess of 60 consecutive days or a period or periods of more than 120 days in the aggregate in any 12-month period.

The agreements also provide that if an officer is terminated without cause or the officer terminates the officer’s employment for good reason (as defined in the applicable employment agreement), upon or within 13 months after the date of a Change in Control, the officer will also be entitled to receive the severance and medical benefits described above, and the severance payments described above will be accelerated and paid in a lump sum. In addition, in the event of a Change in Control, all unvested options held by the officer will accelerate and be exercisable in full and any unvested shares will vest in full. In the event of a Change in Control, the RSUs that were awarded in March 2017, February 2018 and January 2019 to Messrs. Carlo, Marguglio, Hopkins, Moss and Daniels would vest in full if they had not already vested, and shares would be issuable following vesting.

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

The terms of the options held by the named executive officers and reflected in the Summary Compensation Table, as well as options granted to certain other executive officers of the Company, provide for full acceleration of any unvested portion of the option upon an event that constitutes a Change in Control of the Company as defined in the Plan and under Section 409A.  In addition to accelerated vesting of some or all of the unvested portion of an option upon a termination of continuous service without cause, options held by executive officers may provide for accelerated vesting of the unvested portion of the option in the event of the officer’s termination of continuous service by reason of death or disability, and the options granted in 2017 and 2018 to the executive officers of the Company provided for such acceleration of vesting.

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

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at December 31, 2019, for each of our named executive officers:

	Option Awards						Stock Awards
											Equity
											Incentive
											Plan
									Equity		Awards:
									Incentive		Market or
				Equity					Plan		Payout
				Incentive					Awards:		Value of
				Plan					Number of		Unearned
	Number of			Awards:					Unearned		Shares,
	Securities		Number of	Number of			Number of	Market Value	Shares,		Units or
	Underlying		Securities	Securities			Shares or	of Shares	Units or		Other
	Unexercised		Underlying	Underlying	Option		Units of	or Units	Other Rights		Rights
	Options (#)		Unexercised	Unexercised	Exercise	Option	Stock That	of Stock	That Have		That Have
	Exercisable		Options (#)	Unearned	Price	Expiration	Have Not	That Have	Not		Not
Name	(1)		Unexercisable	Options (#)	($)	Date	Vested (#)	Not Vested ($)	Vested (#)		Vested ($)

Dennis J. Carlo, Ph.D.	102,015	(2)	64,919	—	$2.83	2/21/2028	—	$—	260,409	(8)	$182,390
	450,500	(2)	26,500	—	$3.15	2/7/2027			55,645	(7)	38,974
	442,367	(2)	—	—	$4.10	1/25/2026			250,000	(6)	175,100
	102,003	(2)	—	—	$5.99	1/23/2025
	130,100	(2)	—	—	$5.99	1/23/2025
	45,200	(5)	—	—	$6.32	4/1/2024
	90,300	(4)	—	—	$6.32	4/1/2024
	35,294	(4)	—	—	$3.23	9/11/2021
	57,353	(4)	—	—	$4.59	8/20/2020

Robert O. Hopkins	81,612	(2)	51,935	—	$2.83	2/21/2028	—	$—	208,327	(8)	$145,912
	103,889	(2)	6,111	—	$3.15	2/7/2027			44,515	(7)	31,178
	67,183	(2)	—	—	$4.10	1/25/2026			200,000	(6)	140,080
	65,050	(2)	—	—	$5.99	1/23/2025
	8,200	(5)	—	—	$6.32	4/1/2024
	40,800	(4)	—	—	$6.32	4/1/2024
	7,353	(3)	—	—	$3.23	9/11/2021
	29,412	(4)	—	—	$4.59	8/20/2020
	9,402	(5)	—	—	$4.59	8/20/2020

Ronald B. Moss	51,008	(2)	32,459	—	$2.83	2/21/2028	—	$—	208,327	(8)	$145,912
	198,333	(3)	11,667	—	$3.45	2/28/2027			27,822	(7)	19,487

(1)	Does not include restricted stock units granted in January 2019.
(2)	The options vest with respect to 1/36 of the shares subject to the option on each monthly anniversary of the grant date, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(3)	The options vest with respect to one-third of the shares immediately and monthly thereafter with respect to 1/24 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(4)	The options vest with respect to one-sixth of the shares subject to the option on the six-month anniversary of the grant date and monthly thereafter with respect to 1/36 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(5)	The options are fully vested and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(6)	The restricted stock unit awards will fully vest on the seventh anniversary of the date of grant if the recipient has provided continuous service to the Company until such date, and upon change of control or upon death or disability.
(7)	The restricted stock unit awards will equally vest on each yearly anniversary of the date of grant if the recipient has provided continuous service to the Company until such date, and upon change of control or upon death or disability.
(8)	The restricted stock unit awards will vest ratably approximately quarterly over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

Compensation of Directors

The following table shows amounts earned by each director for 2019, other than Dr. Carlo and Mr. Marguglio, who are named executive officers and received no additional compensation for their services as a director.

	Fees			Non-Equity
	Earned			Incentive	Nonqualified
	or Paid	Stock	Option	Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Director	($)(1)	($)(4)	($)(2)(3)	($)(4)	Earnings	($)	($)
Howard C. Birndorf	$22,261	$—	$—	$25,555	$—	—	$47,816
Roshawn A. Blunt	$22,261	$—	$—	$25,555	$—	—	$47,816
William C. Denby, III	$48,000	$—	$50,529	$—	$—	—	$98,529
Robert B. Rothermel	$41,806	$—	$50,529	$—	$—	—	$92,335
Richard C. Williams	$128,000	$—	$50,529	$—	$—	—	$178,529

(1)	Reflects the amount of fees earned during 2019.
(2)	Amounts reflect the grant date fair value for financial statement reporting purposes with respect to stock options granted during fiscal 2019, calculated in accordance with applicable rules and regulations and authoritative guidance. The assumptions used for these calculations are included in Note 19 to the audited consolidated financial statements contained in the Company’s 2019 Annual Report on Form 10-K. Represents options awarded to each of Mr. Denby, Mr. Rothermel and Mr. Williams to purchase 30,000 shares of Common Stock. The exercise price of the options was $3.09 per share. The options have a term of ten years and an exercise price equal to the fair market value of the Common Stock on the date of grant and become exercisable over a period of one year from grant date at the rate of 1/12 of the option shares per month. Mr. Rothermel and Mr. Denby resigned as directors during 2019, with vesting of the option ceasing as of the date of termination of service; the portion of the option that remained vested and exercisable after termination of service covered 15,000 shares for Mr. Rothermel and 20,000 shares for Mr. Denby, respectively.
(3)	The aggregate number of option awards outstanding and vested at December 31, 2019, for each person named in the above table is as follows: Mr. Denby, 200,000 shares; Mr. Rothermel, 195,000 shares; Mr. Williams, 210,000 shares; and Mr. Birndorf and Ms. Blunt, no options but a cash stock appreciation right covering a reference number of 50,000 shares each.
(4)

Amounts reflect the grant date fair value of cash stock appreciation rights ("SARs") granted to the director. Mr. Birndorf and Ms. Blunt were awarded SARs, which may be settled only in cash, with respect to a reference number of shares equal to 50,000 shares each, with a reference base exercise price of $0.97 per share.

In general, under the Company’s policies concerning fees for non-employee directors, non-employee directors of the Company were entitled during 2019 to receive the following amounts of cash compensation for service as a director: each non-employee director was entitled to receive an annual fee of $64,000 per year, paid quarterly in arrears; and the Chairman of the Board was entitled to receive an annual fee of $128,000 per year, or twice the non-employee director annual fee, paid quarterly in arrears. Each director is also entitled to reimbursement of reasonable expenses incurred in connection with board-related activities. In addition, under the Plan, before termination of the Plan in February 2019, upon joining the Board a non-employee director was entitled to receive an initial director option under the Plan to purchase 50,000 shares of Common Stock, vesting monthly over a period of 36 months from the grant date. In addition, before termination of the Plan in February 2019, each non-employee director was also entitled to receive under the Plan a succeeding annual grant, on the first business day after the date of the annual meeting of stockholders, to purchase 30,000 shares of Common Stock, with the annual grant vesting and becoming exercisable as to 1/12 of the shares subject to the option on each monthly anniversary of the grant date. The initial director options and any annual options have a term of 10 years and will have an exercise price equal to the fair market value of the Common Stock on the grant date. In 2019, in light of the termination of the Plan in February 2019, upon joining the Board in 2019 Mr. Birndorf and Ms. Blunt were each awarded an SAR, which may only be settled in cash, with respect to a reference number of shares equal to 50,000 shares each, and with a reference base exercise price of $0.97 per share.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of the March 31, 2020 (the “Table Date”), regarding beneficial ownership of all classes of our voting securities, to the extent known to us, by (i) each person who is a director or a nominee for director; (ii) each named executive officer in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) each person who is known by us to be the beneficial owner of 5% or more of any class of our voting securities. Except as otherwise noted, each person has sole voting and investment power as to his or her shares. As of the Table Date, the applicable share numbers and percentages are based on 73,732,288 shares of Common Stock issued and outstanding.

	Shares Beneficially Owned (1)
	Title or Class of Securities:
	Common Stock			Preferred Stock
Directors	Shares		Percent	Shares		Percent
Dennis J. Carlo, Ph.D.	1,806,785	(2)	2.4
David J. Marguglio	813,203	(3)	1.1
Richard C. Williams	299,918	(4)	*
Howard C. Birndorf	58,824	(5)	*
Roshawn A. Blunt	—		*
Other Named Officers
Robert O. Hopkins	606,519	(6)	*
Ronald B. Moss	367,340	(7)	*
Other Beneficial Ownership
Funds advised by Sio Capital Management, LLC	—	—	—	1,183,432	(8)	100.0
CVI Investments, Inc.	5,800,000	(9)	7.9
All Adamis directors and executive officers as a group (eight persons)	4,423,451	(10)	5.7

*	Less than 1%.
(1)	Based upon information supplied by officers, directors and principal stockholders. Beneficial ownership is determined in accordance with rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to an option or similar right that is currently exercisable or exercisable within 60 days of the date of the table are deemed to be outstanding and to be beneficially owned by the person holding such option or right for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Adamis Pharmaceuticals Corporation, 11682 El Camino Real, Suite 300, San Diego, California 92130.
(2)	Includes 267,166 shares of Common Stock owned of record, 5,883 shares of Common Stock held of record by a family member and beneficially owned by Dr. Carlo; 1,504,818 shares of Common Stock underlying options and 28,918 restricted stock units which were exercisable or vested as of the Table Date or 60 days after such date. Excludes 41,733 shares of Common Stock underlying options and 480,359 restricted stock units which become exercisable or vest over time after such period.
(3)	Includes 182,115 shares of Common Stock owned of record, 5,884 shares of Common Stock held of record by a family member and beneficially owned by Mr. Marguglio; 602,069 shares of Common Stock underlying options and 23,135 restricted stock units which were exercisable or vested as of the Table Date or 60 days after such date. Excludes 33,387 shares of Common Stock underlying options and 384,287 restricted stock units which become exercisable or vest over time after such period.
(4)	Includes 89,918 shares of Common Stock owned of record and 210,000 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 150,000 restricted stock units which become exercisable or vest over time after such period.
(5)	Includes 58,824 shares that are issuable upon the exercise of a warrant that is exercisable as of and within 60 days after the Table Date.
(6)	Includes 145,824 shares of Common Stock owned of record; 437,560 shares of Common Stock subject to options and 23,135 restricted stock units which were exercisable or vested as of the Table Date or 60 days after such date. Excludes 33,387 shares of Common Stock underlying options and 384,287 restricted stock units which become exercisable or vest over time after such period.

(7)	Includes 71,605 shares of Common Stock owned of record; 272,600 shares of Common Stock subject to options and 23,135 restricted stock units which were exercisable or vested as of the Table Date or 60 days after such date. Excludes 20,867 shares of Common Stock underlying options and 175,940 restricted stock units which become exercisable or vest over time after such period.
(8)	The number of shares indicated in the table under the heading "Preferred Stock" includes the Company’s Series A-1 Preferred that are issuable upon exercise of the Warrants by each of the foregoing stockholders, as follows: Compass Offshore MAV Limited, 270,791; Sio Partners, LP, 356,610; Compass MAV, LLC, 302,520; and Sio Partners Master Fund, LP, 253,511. Sio Capital Management, LLC serves as investment advisor of Compass Offshore MAV Limited, Sio Partners, LP, Compass MAV LLC and Sio Partners Master Fund, LP. Sio GP, LLC is the general partner of Sio Partners, LP and Sio Partners QP, LP. Michael Castor, as principal of Sio GP, LLC and director of Sio Partners Offshore, Ltd., has voting and investment control over the securities beneficially owned by each of the foregoing stockholders. Each of Sio Capital Management, LLC, Sio GP, LLC and Michael Castor disclaims beneficial ownership over the securities held of record by stockholders, except to the extent of its or his pecuniary interest therein. The business address of the stockholders is Sio Capital Management, LLC, 515 Fifth Avenue, Suite 910, New York, NY 10017.
(9)	Based solely on a Schedule 13G filed by CVI Investments, Inc. (“CVI Investments”) and Heights Capital Management, Inc. ("Heights Capital") with the SEC on February 28, 2020. The number of shares indicated in the table excludes 4,350,000 shares of Common Stock issuable upon exercise of warrants held by the shareholder which are not exercisable within 60 days of the date of the table. The address for CVI Investments, Inc. is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands. Heights Capital, serves as the investment manager to CVI Investments and as such may be deemed to be the beneficial owner of all shares owned by CVI. The address of the principal business office of Heights Capital is 101 California Street, Suite 3250, San Francisco, CA 94111. Each of CVI Investments and Heights Capital disclaims any beneficial ownership of the shares indicated in the table, except for their pecuniary interest therein. Based on the above Schedule 13G, CVI Investments and Heights Capital have shared voting and dispositive power with respect to the shares.
(10)	Includes 3,434,268 shares of Common Stock underlying options, 58,824 warrant shares and 112,782 restricted stock units which were exercisable or vested within 60 days after the Table Date.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2019, information with respect to our 2009 Equity Incentive Plan, and with respect to certain other options and warrants.

	Number of		Number of securities
	securities		remaining available
	to be issued		for future issuance
	upon exercise	Weighted average	under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(1) (a)	(2) (b)	(3) (c)
Equity compensation plans approved by security holders	10,927,642	$4.40	—

(1)	Includes shares issuable upon the vesting of RSUs and the shares underlying such RSUs. As of December 31, 2019, 3,090,397 shares were issuable in the future upon the vesting of RSUs.
(2)	The weighted average exercise price does not include the RSUs which do not have an exercise price.
(3)	Under our 2009 Equity Incentive Plan, the number of shares that are reserved for issuance under the Plan increased annually each January 1st by the lesser of (a) 5.0% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of Common Stock determined by the Board before the start of a calendar year for which an increase applies. Before the termination of the Plan in February 2019, we could grant options to purchase Common Stock and other kinds of equity awards, including shares of Common Stock, stock purchase rights, restricted Common Stock and restricted stock units, to officers, directors, employees or consultants providing services on such terms as are determined by the Board.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

To our knowledge, other than (i) compensation for services as executive officers and directors; (ii) employment relationships or transactions involving an executive officer and related compensation solely resulting from that employment relationship or transaction, including the employment agreements, stock option or other equity awards, and other transactions described above under the heading "Executive Compensation" or not required to be reported; or (iii) as set forth below, there were no material transactions, or series of similar transactions, since January 1, 2018, or any currently proposed transactions, or series of similar transactions, to which we were, or will be, a party, in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the average of our total assets at the end of our last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest (a "related party transaction").

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

In February 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited institutional investors including CVI Investments, Inc. (“CVI Investments”) (the “Purchasers”) pursuant to which the Company sold to the Purchasers, in a registered direct offering and concurrent private placement, shares (the “Shares”) of Common Stock and warrants to purchase shares of Common Stock (the “Warrants”) with an exercise price of $0.70 per share. The negotiated combined purchase price for one Share and 0.75 Warrant was $0.58.  CVI Investments purchased 5,800,000 Shares and 4,350,000 Warrants.  The Warrants are exercisable commencing six months from the date of issuance or earlier in certain circumstances, and will expire five years after they become exercisable.

In August 2019, the Company completed an underwritten public offering of 13,800,000 shares of its Common Stock (including shares issuable upon exercise of the underwriters’ overallotment option), and warrants to purchase up to 13,800,000 shares of Common Stock (the Common Stock and warrants referred to collectively as the “Securities”).  Each share of Common Stock was offered and sold to the public together with a warrant to purchase one share of Common Stock for a combined public offering price of $1.00 per Security. The Warrants are exercisable commencing on the date of issuance, will expire five years from the date of issuance, and have an exercise price of $1.15 per share, subject to certain adjustments.  Purchasers included CVI Investments, which after the transaction filed a Schedule 13G reporting beneficial ownership of 3,000,000 shares of Common Stock, and  683 Capital Management, LLC, which after the transaction filed a Schedule 13G reporting beneficial ownership of 4,112,885 shares of Common Stock. .   In August 2018, pursuant to the Company’s registered underwritten public offering of Common Stock at a price of $3.00 per share, certain funds managed by First Manhattan Co. purchased shares of Common Stock.

The Audit Committee is responsible under its charter for reviewing and, approving or ratifying all related party transactions.  In evaluating related person transactions, the members of the Audit Committee apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the Board of Directors and as individual directors.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth fees billed to us by Mayer Hoffman McCann PC, our independent registered public accounting firm during the years ended December 31, 2019 and 2018 for: (i) services rendered for the audit of our annual financial statements, review of our quarterly financial statements, and other services normally provided in connection with statutory and regulatory filing requirements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$449,615	$388,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	449,615	388,500

(1)	Includes fees associated with the annual audit of our financial statements and internal control over financial reporting, the review of our interim financial statements, and for services normally provided in connection with statutory and regulatory filing requirements, including fees associated with review of registration statements and providing consents and comfort letters.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee approves in advance all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. The Audit Committee periodically reviews and revises the list of pre-approved services. The Audit Committee delegates certain pre-approval authority to its chairperson, whose activities are reported to the Audit Committee at each regularly scheduled meeting. All fees reported in the table above under the headings Audit Fees and Audit-Related Fees, and Tax Fees and All Other Fees (of which there were none), for the years ended December 31, 2019 and 2018 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

MHM has advised the Company that substantially all MHM's personnel, who work under the control of MHM’s shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure. Accordingly, substantially all of the hours expended on MHM’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2019 and 2018, were attributed to work performed by persons other than MHM’s full-time, permanent employees.

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

ADAMIS PHARMCEUTICALS CORPORATION

Dated: April 29, 2020	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer	April 29, 2020
Dennis J. Carlo	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Senior Vice President, Finance, Chief Financial	April 29, 2020
Robert O. Hopkins	Officer and Secretary

Directors:

/s/ *	Director	April 29, 2020
David J. Marguglio

/s/ *	Director	April 29, 2020
Richard C. Williams

/s/ *	Director	April 29, 2020
Howard C. Birndorf

/s/ *	Director	April 29, 2020
Roshawn A. Blunt

* By:	/s/ ROBERT O. HOPKINS
Robert O. Hopkins
Attorney-in-fact