Form 10-Q
period 2020-03-31
Adamis Pharmaceuticals Corp
filed 2020-05-18
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “larger accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 13, 2020, was 73,732,288.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020
	(Unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,506,021	$8,810,636
Accounts Receivable, net	1,298,148	1,877,655
Inventories, net	2,521,045	2,061,097
Prepaid Expenses and Other Current Assets	1,008,885	1,127,322
	15,334,099	13,876,710
LONG TERM ASSETS
Security Deposits	54,655	54,655
Intangible Assets, net	10,645,572	11,127,562
Goodwill	4,497,422	7,640,622
Fixed Assets, net	11,435,192	11,667,416
Right-of-Use Assets	1,762,551	1,873,552
Other Non-Current Assets	1,550,000	1,600,000
Total Assets	$45,279,491	$47,840,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,408,999	$4,267,654
Deferred Revenue	913,843	915,671
Accrued Other Expenses	3,200,062	2,428,619
Accrued Bonuses	480,986	—
Lease Liabilities, Current Portion	452,267	444,621
Bank Loans - Building and Equipment	2,130,819	2,153,182
	10,586,976	10,209,747
LONG TERM LIABILITIES
Deferred Tax Liability, net	112,530	112,530
Lease Liabilities, net of current portion	1,364,050	1,480,996
Total Liabilities	12,063,556	11,803,273
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Series Convertible, Zero Issued and Outstanding at March 31, 2020 (Unaudited) and December 31, 2019, respectively.	—	—
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 74,255,245 and 62,352,465 Issued; 73,732,288 and 61,829,508 Outstanding at March 31, 2020 (Unaudited) and December 31, 2019, respectively	7,426	6,235
Additional Paid-in Capital	225,801,654	218,350,785
Accumulated Deficit	(192,587,895)	(182,314,526)
Treasury Stock - 522,957 Shares, at cost	(5,250)	(5,250)
Total Stockholders’ Equity	33,215,935	36,037,244
Total Liabilities and Stockholders’ Equity	$45,279,491	$47,840,517

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
REVENUE, net	$4,663,210	$4,905,772
COST OF GOODS SOLD	3,687,044	3,625,469
Gross Profit	976,166	1,280,303

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,054,371	8,021,464
RESEARCH AND DEVELOPMENT	2,036,732	2,196,514
IMPAIRMENT EXPENSE	3,143,200	—
Loss from Operations	(10,258,137)	(8,937,675)

OTHER INCOME (EXPENSE)
Interest Expense	(38,287)	(24,008)
Interest Income	23,055	74,378
Total Other Income (Expense), net	(15,232)	50,370
Net (Loss)	$(10,273,369)	$(8,887,305)

Basic and Diluted (Loss) Per Share	$(0.15)	$(0.19)

Basic and Diluted Weighted Average Shares Outstanding	66,499,766	47,311,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2020 (Unaudited)	Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2019	—	$—	62,352,465	$6,235	$218,350,785	522,957	$(5,250)	$(182,314,526)	$36,037,244
Common Stock Issued, Net of Issuance Costs of $494,902	—	—	11,600,000	1,161	6,231,938	—	—	—	6,233,099
Issuance of Restricted Stock Units (RSUs)	—	—	302,780	30	(30)	—	—	—	—
Share Based Compensation	—	—	—	—	1,218,961	—	—	—	1,218,961
Net (Loss)			—	—	—	—	—	(10,273,369)	(10,273,369)
Balance March 31, 2020	—	$—	74,255,245	$7,426	$225,801,654	522,957	$(5,250)	$(192,587,895)	$33,215,935

Three Months Ended March 31, 2019 (Unaudited)	Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2018	—	$—	47,814,315	$4,781	$199,696,656	522,957	$(5,250)	$(153,004,370)	$46,691,817
Cumulative Effect from Adoption of ASU 2016-02, Leases (Topic 842) (1)	—	—	—	—	—	—	—	(3,387)	(3,387)
Issuance of Restricted Stock Units (RSUs)	—	—	151,056	15	(15)	—	—	—	—
Share Based Compensation	—	—	—	—	1,977,930	—	—	—	1,977,930
Net (Loss)			—	—	—	—	—	(8,887,305)	(8,887,305)
Balance March 31, 2019	—	$—	47,965,371	$4,796	$201,674,571	522,957	$(5,250)	$(161,895,062)	$39,779,055

(1)  The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases. Refer to the recent accounting pronouncements footnote for further details.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(10,273,369)	$(8,887,305)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	1,218,961	1,977,930
Provision for Bad Debts	31,459	(7,287)
Provision for Excess and Obsolete Inventory	583,695	714,937
Non-Cash Operating Lease Expense	1,686	3,838
Depreciation and Amortization Expense	917,200	841,940
Impairment of Goodwill	3,143,200	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable - Trade	548,048	(681,209)
Inventories, net	(1,043,643)	(808,191)
Prepaid Expenses and Other Current Assets	118,437	(1,008,920)
Increase (Decrease) in:
Accounts Payable	(736,212)	(66,289)
Deferred Revenue	(1,828)	(32,998)
Accrued Other Expenses and Bonuses	1,252,429	(320,143)
Net Cash (Used in) Operating Activities	(4,239,937)	(8,273,697)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(274,309)	(1,665,908)
Net Cash (Used in) Investing Activities	(274,309)	(1,665,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance costs	6,233,099	—
Principal Payment of Finance Leases	(1,105)	(17,750)
Payment of Bank Loans	(22,363)	(124,210)
Net Cash Provided by (Used in) Financing Activities	6,209,631	(141,960)
Increase (Decrease) in Cash and Cash Equivalents	1,695,385	(10,081,565)
Cash and Cash Equivalents:
Beginning Cash and Cash Equivalents	8,810,636	19,271,642
Ending Cash and Cash Equivalents	$10,506,021	$9,190,077

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

6

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$39,214	$24,417
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
(Decrease) in Accrued Capital Expenditures	$(122,443)	$(89,876)

The accompanying notes are in an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair presentation of all periods presented. The results of operations of Adamis Pharmaceuticals Corporation ("the Company") for any interim periods are not necessarily indicative of the results of operations for any other interim periods or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $10,506,021 and $8,810,636 at March 31, 2020 and December 31, 2019, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding before the end of fiscal 2020 for future operations and the expenditures that it believes will be required to support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements for the three months ended March 31, 2020, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives. In addition, the COVID-19 outbreak has resulted in a severe economic downturn, has already significantly affected the financial markets of many countries and has had an adverse impact on the Company.  In light of the current economic downturn and the trading prices of our Common Stock, we determined that it was more likely than not that the fair value of USC was less than its carrying value, which triggered the Company to perform an interim impairment assessment to test the carrying value of goodwill resulting in approximately $3,143,000 of goodwill impairment charges. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares outstanding for the three months ended March 31, 2020 and March 31, 2019, consist of outstanding equity classified warrants (24,634,670 shares and 2,134,670 shares, respectively), outstanding options (7,475,358 shares and 8,945,878 shares, respectively), and outstanding restricted stock units (2,722,584 shares and 3,877,491 shares, respectively).

Prior Period Reclassification

Certain amounts in prior periods have been reclassified to conform with current period presentation related to the amortization of the cost to obtain a contract included in prepaid expenses and other current assets in the condensed consolidated statement of cash flows, and had no effect on cash used in operations or statement of cash flows for the period ended March 31, 2019. The reclassification has no effect on the consolidated balance sheet as of December 31, 2019, or the condensed consolidated statement of operations for the three months ended March 31, 2019.

Recently Adopted Accounting Pronouncements

Please see Note 3 to our consolidated financial statements in the 2019 Annual Report on Form 10-K.

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Adamis is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including respiratory disease, allergy and opioid overdose. The Company’s subsidiary U.S. Compounding, Inc. or USC provides prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables.

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

Effective July 1, 2018 (the “Effective Date”), Adamis signed an exclusive distribution and commercialization agreement with Sandoz, Inc. (“Sandoz”).  This agreement grants Sandoz the exclusive rights to market, sell and distribute the Company’s SYMJEPI™ epinephrine pre-filled syringe injectable products (“Products”) throughout the United States only. The Company generates revenue from this agreement by manufacturing and supplying Sandoz with Products.  The Company’s performance obligation is to manufacture and supply the Products to Sandoz based on the Purchase Orders received.

The initial term for the agreement with Sandoz began on the Effective Date and continues for a period of 10 years from the first launch of Product in the United States, unless terminated earlier in accordance with its terms. We have determined that the individual Purchase Orders, whose terms and conditions taken with the distribution and commercialization agreement, create the Topic 606 contracts. The term will automatically renew for one year terms after the initial 10-year term and subsequent renewal terms, unless terminated by either party. The revenue arrangements (including Purchase Orders) generally consist of a single performance obligation, which is satisfied at the point in time when the Product is delivered to the carrier, as control, title and risk of loss is passed on to Sandoz upon delivery of the products to the carrier.

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

(i)

Firm Orders based on Purchased Orders received, specifying quantities ordered by Sandoz. Sandoz is obligated to pay Adamis for Products ordered based on a supply pricing arrangement plus additional cost of shipping and distribution. This fixed consideration does not require estimation, as the terms of the fixed payment relate to the Company’s efforts to satisfy distinct goods in the contract;

(ii)	Profit sharing arrangement, which requires Sandoz to pay Adamis 50% of the net profit generated from the sale of Products by Sandoz over a given quarter. The variable consideration from profit sharing is estimated based on current sales levels and historical experience using the expected value method, subject to constraint.

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

With respect to sales of prescription compounded medications by the Company’s USC subsidiary, revenue arrangements consist of a single performance obligation which is satisfied at the point in time when goods are delivered to the customer. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer.

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

The Company has extensive experience with the types of contracts entered with customers regarding sales of medications by USC, and does not have a history of offering a broad range of price concessions or payment term changes. The Company believes a significant reversal in the amount of cumulative revenue recognized from such contracts is neither probable nor significant.  The transaction price for all transactions is based on the price reflected in the individual customer’s purchase order. Variable consideration has not been identified as a significant component of the transaction price for any of the Company’s transactions regarding sales of medications by USC.

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

The following table presents the Company’s revenues disaggregated by outsourced manufacturing, sterile and non-sterile regulatory environments for the three months ended March 31, 2020 and 2019.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Outsourced Manufacturing	$507,284	$464,989
Sterile	3,051,115	3,174,135
Non-Sterile	1,104,811	1,266,648
Total	$4,663,210	$4,905,772

The Company’s revenues relating to its FDA approved product SYMJEPI are dependent on an exclusive distribution agreement with Sandoz and the Company’s pharmacy formulations rely, in large part, on sales generated from clinics and hospital customers. Adverse economic conditions pose a risk that the Company’s customers may reduce or cancel spending, which would impact the Company’s revenues.

The following table presents the Company’s revenue disaggregated by end market for the three months ended March 31, 2020 and 2019.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Distribution Channel - Sandoz	$507,284	$464,989
Clinics/Hospitals	3,927,428	4,044,193
Direct to Patients	228,498	396,590
Total	$4,663,210	$4,905,772

Deferred Revenue

Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers. For the three months ended March 31, 2020 and 2019, $40,671 and $36,246, respectively, of the revenues recognized were reported as deferred revenue as of December 31, 2019 and 2018, respectively. Included in the deferred revenue at March 31, 2020 and December 31, 2019 was $875,000 and $900,000, respectively, relating to the non-refundable upfront payment received from Sandoz pursuant to the Agreement between the Company and Sandoz. On May 11, 2020, the Company entered into a termination agreement with Sandoz. The Company is assessing the impact that the termination will have on deferred revenue with respect to the quarter ended June 30, 2020. See Note 12 for further information regarding this matter.

Cost to Obtain a Contract

The Company capitalizes incremental costs of obtaining a contract with a customer if the Company expects to recover those costs and they would not have been incurred if the contract had not been obtained. The deferred costs, reported in the prepaid expenses and other current assets and other non-current assets on the Company’s Condensed Consolidated Balance Sheets, will be amortized over the economic benefit period of the contract.

The Company capitalized the $2.0 million fee paid to a financial advisor as an incremental cost of obtaining a contract to commercialize and distribute the Company’s first FDA approved product SYMJEPI with Sandoz. The costs were deferred and will be amortized over the economic benefit period estimated to be approximately 10 years from date of product launch, based on the contract term. The period of recognition is subject to adjustment in future periods if the expected customer life changes. The deferred costs were classified as current or non-current in the Company’s condensed consolidated balance sheets based on the timing of when the Company expects to recognize the expense. As of March 31, 2020 and December 31, 2019, the Company had $1,750,000 and $1,800,000, respectively, of deferred costs related to obtaining a contract with $50,000 amortized to Selling, General and Administrative expenses during the quarters ended March 31, 2020 and 2019. On May 11, 2020, the Company entered into a termination agreement with Sandoz. As a result of entering into the termination agreement, the Company determined that its financial results for the quarter ending June 30, 2020 will include a full impairment of the capitalized cost to obtain a contract reflected on its condensed consolidated balance sheet as of March 31, 2020.  For further information, see Note 12 to the condensed consolidated financial statements.

Practical Expedients

As part of the adoption of the ASC Topic 606, the Company elected to use the following practical expedients (i) incremental costs of obtaining a contract in the form of sales commissions are expensed when incurred because the amortization period would have been one year or less; these costs are recorded within Selling, General and Administrative expenses; (ii) taxes collected from customers and remitted to government authorities and that are related to the sales of the Company’s products, are excluded from revenues; (iii) shipping and handling activities are accounted for as fulfillment costs and recorded in cost of sales.

Note 3:	Inventories

Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Finished Goods	$1,550,050	$1,158,637
Raw Material	618,382	360,609
Devices	352,613	541,851
	$2,521,045	$2,061,097

 Reserve for obsolescence as of March 31, 2020 and December 31, 2019 was approximately $918,000 and $473,000, respectively.

Note 4:	Fixed Assets

Fixed assets at March 31, 2020 and December 31, 2019 are summarized in the table below:

Description	Useful Life (Years)	March 31, 2020	December 31, 2019
Building	30	$3,040,000	$3,040,000
Machinery and Equipment	3 - 7	5,418,951	2,437,525
Furniture and Fixtures	7	160,012	156,259
Automobile	5	9,500	9,500
Leasehold Improvements	7 - 15	342,330	342,330
Total Fixed Assets		8,970,793	5,985,614
Less: Accumulated Depreciation		(2,425,814)	(2,050,697)
Land		460,000	460,000
Construction In Progress - Equipment		4,430,213	7,272,499
Fixed Assets, net		$11,435,192	$11,667,416

For the three months ended March 31, 2020 and March 31, 2019, depreciation expense was approximately $384,000 and $156,000, respectively. In January 2020, the cost of the semi-automated assembly line related to the production of SYMJEPI totaling approximately $2,896,000 was moved from construction in progress to machinery and equipment. The goodwill triggering event discussed in Note 5 was also considered as a potential triggering event for the other long-lived assets. However, based upon the Company's analysis, no other asset impairment charge was recorded.

Note 5:	Goodwill and Intangible Assets

Intangible assets at March 31, 2020 and December 31, 2019 are summarized in the tables below:

March 31, 2020	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(6,067,937)	$3,640,763
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,573,091)	2,389,909
Non-compete Agreement - USC, 3 years	1,639,000	(1,639,000)	—
Customer Relationships - USC, 10 years	5,572,000	(2,211,774)	3,360,226
Website Design - USC, 3 years	16,163	(16,163)	—
Total Definite-lived Assets	21,093,063	(11,702,165)	9,390,898
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
SYMJEPI Domain Name	9,674	—	9,674
Balance, March 31, 2020	$22,347,737	$(11,702,165)	$10,645,572

December 31, 2019	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(5,825,220)	$3,883,480
Transition Services Agreement, 1 year	194,200	(194,200)	—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,474,015)	2,488,985
Non-compete Agreement - USC, 3 years	1,639,000	(1,639,000)	—
Customer Relationships - USC, 10 years	5,572,000	(2,072,475)	3,499,525
Website Design- USC, 3 years	16,163	(15,265)	898
Total Definite-lived Assets	21,093,063	(11,220,175)	9,872,888
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
SYMJEPI Domain Name	9,674	—	9,674
Balance, December 31, 2019	$22,347,737	$(11,220,175)	$11,127,562

Amortization expense for the three months ended March 31, 2020 and 2019 was approximately $482,000 and $619,000, respectively. The goodwill triggering event discussed in Note 5 was also considered as a potential triggering event for the other intangibles. However, based upon the Company's analysis, no other asset impairment was recorded.

Estimated amortization expense of definite-lived intangible assets at March 31, 2020 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
Remainder of 2020	$1,681,653
2021	1,924,370
2022	1,924,370
2023	1,924,370
2024	953,500
Thereafter	982,635
Total	$9,390,898

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

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually as of December 31 each year, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance and outlook of the company. If, after assessing the totality of these qualitative factors, the company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the company proceeds to perform the step one test for goodwill impairment. The Company may choose to bypass the qualitative assessment and can proceed with performing the step one test for goodwill impairment. The step one involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the company records an impairment.

In connection with the evaluation of goodwill for impairment, the Company uses a combination of the income approach and market approach (which may include the guideline public company method and/or the guideline transaction method) to estimate the fair value of a reporting unit. The income approach is generally a discounted cash flow method utilizing a forecast of economic benefits into the future and discounting them at an appropriate rate to indicate a present value. The market (market-based) approach is a general way of determining a value indication of a business, business ownership interest, security, or intangible asset by using one or more methods that compare the subject to similar businesses, business ownership interests, securities or intangible assets that have been bought and sold in the open market (which may include the guideline public company method and/or the guideline transaction method).

During the three months ended March 31, 2020 the novel coronavirus disease 2019 (“COVID-19”) spread across the globe and adversely impacted economic growth, including as a result of government mandated shut-downs, stay-at-home policies and social distancing efforts intended to mitigate the spread of the virus. In light of the current economic downturn and the trading prices of our Common Stock, we determined that it was more likely than not that the fair value of USC was less than its carrying value, which triggered the Company to perform an interim impairment assessment to test the carrying value of goodwill.

As of March 31, 2020, the Company performed a quantitative assessment of the economic impact brought on by COVID-19.  Based on market data of companies operating in the compounding and generic drug manufacturing industry, the Company used a discount rate of 26.5% for the income approach calculation which includes a Company specific risk premium to account for the increased risk to future cash flows in the current environment. The market-based approach utilized guideline publicly traded companies that are similar from an investment standpoint to the Company, selected from the drug manufacturing and compounding industry operating in the healthcare sector. The impairment test determined a fair value of USC to be approximately $20,100,000, resulting in approximately $3,143,000 of goodwill impairment charges.  The fair value of USC includes the application of a “control premium” of 15% to the implied, noncontrolling share trading price for the Company’s common stock above the implied allocated equity value developed from the trading price of the Company’s common stock. The carrying value of the Company's goodwill as of March 31, 2020 and December 31, 2019 was approximately $4,497,000 and $7,641,000, respectively. These valuation approaches utilize a variety of company and market assumptions which may change in the future and could result in additional impairment at that time.

Change in the carrying amount of goodwill consist of the following activity:

Amount
Balance, December 31, 2019	$7,640,622
Less: Impairment	3,143,200
Balance, March 31, 2020	$4,497,422

Note 6: Leases

The Company has two operating leases, one for an office space and another for an office space and manufacturing facility; and two finance leases for an office equipment and plant equipment. As of March 31, 2020, the leases have remaining terms between one year and less than five years. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating and financing lease assets and liabilities recognized on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

Right-of Use Assets	March 31, 2020	December 31, 2019
Operating Leases	$1,757,324	$1,867,205
Financing Leases	5,227	6,347
	$1,762,551	$1,873,552

Lease Liabilities, Current	March 31, 2020	December 31, 2019
Operating Leases	$447,728	$440,127
Financing Leases	4,539	4,494
	$452,267	$444,621
Lease Liabilities, Non-Current
Operating Leases	$1,363,664	$1,479,458
Financing Leases	386	1,538
	$1,364,050	$1,480,996
Total Lease Liabilities	1,816,317	1,925,617

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

The Company's weighted average remaining lease term and weighted average discount rate for operating and financing leases as of March 31, 2020 and December 31, 2019 are:

March 31, 2020	Operating	Financing
Weighted Average Remaining Lease Term	3.71 Years	1.17 Years
Weighted Average Discount Rate	3.95%	3.95%

December 31, 2019	Operating	Financing
Weighted Average Remaining Lease Term	3.96 Years	1.42 Years
Weighted Average Discount Rate	3.95%	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2020:

Year Ending December 31,	Operating	Financing
Remainder of 2020	$381,260	$3,489
2021	520,993	1,550
2022	534,295	—
2023	515,257	—
Undiscounted Future Minimum Lease Payments	1,951,805	5,039
Less: Difference between undiscounted lease payments and discounted lease liabilities	140,413	114
Total Lease Liabilities	$1,811,392	$4,925
Short-Term Lease Liabilities	$447,728	$4,539
Long-Term Lease Liabilities	$1,363,664	$386

Operating lease expense was approximately $128,000 and $135,000 for the three months ended March 31, 2020 and 2019, respectively. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Financing lease costs for the three months ended March 31, 2020 and 2019 included approximately $1,000 and $17,000, respectively, in right-of-use asset amortization and approximately $100 and $1,000, respectively, of interest expense. Financing lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $127,000 and $131,000 for the three months ended March 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of financing lease liabilities were approximately $1,000 and $18,000 for the three months ended March 31, 2020 and 2019, respectively.

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

On November 10, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, the Company agreed to pay the Bank monthly payments of principal and interest of $15,411, with a final monthly payment and any other amounts due under the building loan due and payable in August 2020.  As of March 31, 2020 and December 31, 2019, the outstanding principal balance owed on the applicable note was approximately $2,131,000 and $2,153,000, respectively. The loan currently bears an interest of 6.75% per year and interest expense for the quarter ended March 31, 2020 and 2019 was approximately $38,000 and $21,000, respectively.

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

Consolidated Equipment Loans. On November 10, 2016, the Company and the Lender agreed to the amendment and consolidation of the above USC and Tribute equipment loans. The principal amount of the consolidated loans is $1,152,890 with an interest rate of 3.75% per annum. The loan is payable in three years at an equal monthly payment of $33,940 commencing on November 1, 2016, and continuing on the first day of each succeeding month through October 1, 2019. As of March 31, 2020 and December 31, 2019, the outstanding unpaid principal balance was $0. Interest expense for the quarter ended March 31, 2020 and 2019 was approximately $0 and $3,000, respectively.

Loan Amendment, Forbearance and Assumption Agreement

In connection with the Company’s acquisition of USC in April 2016, Adamis was added as a “Borrower” and co-borrower under the loan agreements and related loan documents between USC (and certain other entities) and Lender (the “USC Loan Documents”), and assumed all of the rights, duties, liabilities and obligations as a Borrower and a party under the USC Loan Documents, jointly and severally with the current borrowers under each of the USC Loan Documents. The parties also agreed that the real and personal property securing each of the USC Loans will also secure each of the other USC Loans, as well as the Adamis working capital line of $2.0 million.

The notes included in the USC Loan Documents are subject to customary subjective acceleration clauses, effective upon a material impairment in collateral, a material adverse change in the Company’s business or financial condition, or a material impairment in the Company’s ability to repay the note. As of March 31, 2020, the Company was not in breach of any of the debt covenants or subjective acceleration clauses.

At March 31, 2020, the principal maturities of the amended long-term debts were as follows:

Years Ending December 31	Building Loan	Equipment Loan	Total
Remainder of 2020	$2,130,819	$—	$2,130,819

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

Note 9: Commitments and Contingencies

We may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. We may also become party to further litigation in federal and state courts relating to opioid drugs. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we are not currently involved in any matters that we believe may have a material adverse effect on our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

Note 10: Common Stock

On February 25, 2020, the Company completed a registered direct offering of 11,600,000 shares of common stock, pursuant to its existing shelf registration statement and a prospectus supplement and accompanying prospectus, and a concurrent private placement of warrants to purchase 8,700,000 shares of common stock, to a small number of accredited institutional investors. The combined purchase price for one share and 0.75 warrant was $0.58, and the aggregate gross proceeds was $6,700,000, excluding any future proceeds from the potential exercise of the warrants and before deducting placement agent fees and other offering expenses payable by the Company.  The warrants have an exercise price of $0.70 per share.  The warrants are exercisable commencing on the later of (i) six months from the date of issuance or (ii) the date that the Company’s stockholders approve a reverse stock split or an increase in the number of authorized shares of Common Stock of the Company in an amount sufficient to permit the exercise in full of all of the Warrants, and will expire five years after they become exercisable.  Maxim Group LLC acted as the placement agent in connection with the offering and received a fee equal to 6.0% of the gross proceeds of the securities sold in the offering and reimbursement of certain out-of-pocket expenses.

Note 11: Stock-based Compensation, Warrants and Shares Reserved

The Company accounts for stock-based compensation transactions in which the Company receives employee services in exchange for options to purchase common stock. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur and will reduce compensation cost at the time of forfeiture.  Cash-settled stock appreciation rights ("SARs") provide for the cash payment of the excess of the fair market value of the Company’s common stock price on the date of exercise over the grant price.  The fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model. The SARs will vest over a period of three years and are accounted for as liability awards since they will be settled in cash.  Cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock over the grant price is paid in cash and not in common stock.

Stock Options

The following table summarizes the outstanding stock option activity for the three months ended March 31, 2020:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining |Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2019	7,837,245	$4.40	6.01 years

Options Granted	—	—	—
Options Exercised	—	—	—
Options Canceled/Expired	(361,887)	4.85	—

Total Outstanding Vested and Expected to Vest as of March 31, 2020	7,475,358	$4.38	5.89 years

Vested at March 31, 2020	6,849,363	$4.50	5.71 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 7,475,358 and 7,837,245 stock options outstanding at March 31, 2020 and December 31, 2019, respectively, was approximately $0. The aggregate intrinsic value of 6,849,363 and 6,917,685 stock options exercisable at March 31, 2020 and December 31, 2019, was approximately $0.

Restricted Stock Units

The following table summarizes the RSUs outstanding at March 31, 2020 and December 31, 2019:

March 31, 2020	RSUs		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	150,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	114,071	(2)	$2.83	February 21, 2018
Company Executives and Employees	1,508,513	(3)	$3.09	January 30, 2019
Total RSUs	2,722,584

(1) The RSUs have cliff vesting after seven years of continuous service from date of grant or upon change of control or upon death or disability.

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

(1) The RSUs have cliff vesting after seven years of continuous service from date of grant or upon change of control or upon death or disability.

(2) The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

(3) The RSUs vest ratably quarterly over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

Expense related to RSUs for the three months ended March 31, 2020 and 2019 was approximately $789,000 and $802,000, respectively.

Cash-settled Stock Appreciation Rights

The following table summarizes cash-settled SARS outstanding at March 31, 2020:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining |Contractual Term (Years)
Outstanding at December 31, 2019	290,000	$0.82	6.70 years
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding at March 31, 2020	290,000	$0.82	6.45 years

For the three months ended March 31, 2020 and 2019, the Company recognized compensation expense (gain) of approximately ($9,000) and $0, respectively, associated with these awards.

The following table summarizes warrants outstanding at March 31, 2020 and December 31, 2019:

March 31, 2020	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2021
Preferred Stock Series A-1Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016	July 11, 2021
2016 Warrants	700,000		$2.98	August 3, 2016	August 3, 2021
2019 Warrants	13,800,000		$1.15	August 5, 2019	August 5, 2024
2020 Warrants	8,700,000	*
Total Warrants	24,634,670

*These warrants will be exercisable commencing on the later of (i) six months from date of issuance or (ii) the date that the company’s stockholders approve a reverse stock split or an increase in the number of authorized shares of common stock of the company in an amount sufficient to permit the exercise in full of all of the February 2020 warrants.

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

At March 31, 2020, the Company has reserved shares of common stock for issuance upon exercise of outstanding options, warrants including all of the warrants in the table above and restricted stock units, as follows:

Warrants	15,934,670	*
Restricted Stock Units ("RSUs")	2,722,584
2009 Equity Incentive Plan	7,475,358
Total Shares Reserved	26,132,612

*Excluding 8,700,000 warrants issued in February 2020 that has an exercise contingency, these warrants will be exercisable commencing on the later of (i) six months from date of issuance or (ii) the date that the company’s stockholders approve a reverse stock split or an increase in the number of authorized shares of common stock of the company in an amount sufficient to permit the exercise in full of all of the February 2020 warrants.

Note 12: Subsequent Events

Paycheck Protection Program Loan

On April 13, 2020, the Company received $3,191,700 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company (the “Note”), in the principal amount of $3,191,700, to Arvest Bank (the “Bank”), the lender. Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, unless sooner provided in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date. The CARES Act and the PPP provide a mechanism for a borrower to apply for forgiveness of up to the full amount borrowed. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. No assurance is provided that the Company will apply for or obtain forgiveness of the PPP Loan in whole or in part.

Notice from NASDAQ

On April 14, 2020, we received a letter from NASDAQ notifying the Company that we had been granted an additional 180-day compliance period or until October 5, 2020, to regain compliance with the minimum $1.00 bid price per share requirement of the Rule. The letter indicated that we did not regain compliance during the initial 180-day grace period provided under the Rule. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), Nasdaq staff determined that we were eligible for an additional 180-day period to regain compliance based on the company meeting the continued listing requirement for the market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s having provided written notice of its intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.  The letter also indicated that if at any time before October 5, 2020, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Rule.

On April 21, 2020, we received another letter from Nasdaq notifying us that in light of the recently extraordinary market conditions, Nasdaq had determined to toll the compliance periods for bid price and market value of publicly held shares requirements, through June 30, 2020.  As a result, we were granted additional time, or until December 21, 2020, to regain compliance with the Rule.

Termination of the Distribution and Commercialization Agreement for SYMJEPI with Sandoz Inc.

On May 11, 2020, the Company entered into an agreement (the “Termination Agreement”) with Sandoz Inc. to terminate the Distribution and Commercialization Agreement dated as of July 1, 2018 (the “Sandoz Agreement”) previously entered into between the Company and Sandoz relating to the Company’s SYMJEPI ® (epinephrine) Injection 0.3mg, SYMJEPI® (epinephrine) Injection 0.15mg products for the emergency treatment of allergic reactions (Type I) including anaphylaxis, which are currently marketed by Sandoz and available in the United States pursuant to the Sandoz Agreement, and reacquire rights to the SYMJEPI products.   The Termination Agreement which becomes effective on June 1, 2020 provides for the mutually agreed return to Adamis of the marketing, promotion, and distribution rights, and certain marketing and promotional materials, relating to the SYMJEPI products, and the termination of the Sandoz Agreement, following a transition period, supported by a transition services agreement that Sandoz and the Company or its designee agree to use commercially reasonable efforts to enter into, concerning certain transition services, activities and arrangements relating to the SYMJEPI products.  As part of the Termination Agreement, Sandoz will continue to support the products in the U.S. under the Sandoz Agreement through the end of the transition period to help reduce or minimize any potential impact to patients and customers.  The Termination Agreement also provides for a future resolution following the end of the transition period and termination of the Sandoz Agreement of any amounts that may be payable or owed with respect to the net sales and profit sharing provisions of the Sandoz Agreement, and for survival of certain provisions of the Sandoz Agreement. As a result of entering into the Termination Agreement with Sandoz, the Company determined that its financial results for the quarter ending June 30, 2020 will include an impairment of the capitalized cost to obtain a contract of $1,750,000 reflected on its condensed consolidated balance sheet as of March 31, 2020.

Entering Into an Exclusive Distribution and Commercialization Agreement for SYMJEPI and ZIMHI with US WorldMeds

 On May 11, 2020, the Company also entered into an exclusive distribution and commercialization agreement (the “USWM Agreement”) with USWM, LLC (“USWM” or “US WorldMeds”) for the United States commercial rights for the SYMJEPI products, as well as for the Company’s ZIMHI™ (naloxone HCI Injection, USP) 5mg/0.5mL product candidate intended for the emergency treatment of opioid overdose.

Under the terms of the USWM Agreement, the Company appointed USWM as the exclusive (including as to the Company) distributor of Symjepi in the United States and related territories (“Territory”) effective upon the termination of the Sandoz Agreement, and of the ZIMHI product if approved by the U.S. Food and Drug Administration (“FDA”) for marketing, and granted USWM an exclusive license under the Company’s patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the products in the Territory, subject to the provisions of the USWM Agreement, in partial consideration of an initial payment by USWM and potential regulatory and commercial based milestone payments totaling up to $26 million, if the milestones are achieved. There can be no assurances that any of these milestones will be met or that any milestone payments will be paid to the Company.  The Company retains rights to the intellectual property subject to the USWM Agreement and to commercialize both products outside of the Territory.  In addition, the Company may continue to use the licensed intellectual property (excluding certain of the licensed trademarks) to develop and commercialize other products (with certain exceptions), including products that utilize the Company’s Symject™ syringe product platform.

The USWM Agreement provides that, subject to certain adjustments, USWM will pay to the Company 50% of the net profit from net sales, as each such term is defined in the USWM Agreement, of the product in the Territory to third parties, determined on a quarterly basis. The Company will be the supplier of the products to USWM, and USWM will order and pay the Company a supply price for quantities of products ordered.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory approvals; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; the impact of broad-based business or economic disruptions, including relating to the novel COVID-19 outbreak, on our ongoing business and prospects; our expectations regarding the use of funds from the Company’s PPP Loan and the potential for forgiveness of the PPP Loan under the terms of the PPP; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we may require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2019 (sometimes referred to as the “2019 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in this Report and in the 2019 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2019 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

Unless the context otherwise requires, the terms “we,” “our,” "the company" and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including respiratory disease, allergy and opioid overdose. Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis; SYMJEPI (epinephrine) Injection 0.15mg which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-66 pounds; a naloxone injection product candidate ("ZIMHI™") based on the approved Symject injection device and intended for the treatment of opioid overdose for which the company submitted a New Drug Application, or NDA, in December 2018 and with respect to which the company received a Complete Response Letter, or CRL, from the FDA in November 2019; a Beclomethasone metered dose inhaler product candidate (APC-1000) intended for the treatment of asthma for which the company submitted an Investigational New Drug application, or IND, in January 2018 and has initiated the start-up phase of  Phase 3 studies, which has been suspended; and a fluticasone (APC-4000) dry powder inhaler, or DPI, product candidate for the treatment of asthma. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

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

On September 27, 2018, FDA approved our lower dose SYMJEPI (epinephrine) Injection 0.15mg, for the emergency treatment of allergic reactions (Type I) including anaphylaxis in patients weighing 33 to 66 pounds. In July 2018, we entered into a Distribution and Commercialization Agreement with Sandoz Inc. to commercialize both of our SYMJEPI products. Under the terms of the agreement, we appointed Sandoz as the exclusive distributor of SYMJEPI in the United States and related territories, or the Sandoz Territory, in all fields including both the retail market and other markets, and granted Sandoz an exclusive license under our patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the product in the Sandoz Territory, subject to the provisions of the agreement, in partial consideration of an upfront fee by Sandoz and potential performance-based milestone payments. The agreement provides that Sandoz will pay to us 50% of the Net Profit from Net Sales, as each such term is defined in the agreement, of the product in the Sandoz Territory to third parties, determined on a quarterly basis. We will be the supplier of the product to Sandoz, and Sandoz will order and pay us a supply price for quantities of products ordered. We will be responsible for all manufacturing and, prior to Sandoz paying the supply price, the component and supply costs related to manufacturing and supplying the product to Sandoz.  The agreement does not include minimum payments to us by Sandoz, minimum requirements for sales of product by Sandoz or, with certain exceptions, minimum purchase commitments by Sandoz. Under the agreement, Sandoz has sole discretion in determining pricing, terms of sale, marketing, and selling decisions relating to the product.

On January 16, 2019, we announced that Sandoz had launched SYMJEPI (epinephrine) 0.3 mg Injection in the U.S. market, initially available in the institutional setting. On July 9, 2019, we announced the full launch (institutional and retail) by Sandoz of both dose forms of the SYMJEPI injection products. We have had discussions with Sandoz regarding alternative commercialization strategies for SYMJEPI. See Note 2 to the condensed consolidated financial statements for further information about the agreement.

On May 11, 2020, we entered into an agreement with Sandoz to terminate the existing Distribution and Commercialization Agreement and reacquire rights to the SYMJEPI products, and we also entered into an exclusive distribution and commercialization agreement with USWM for the United States commercial rights for the SYMJEPI products, as well as for the company’s ZIMHI™ (naloxone HCI Injection, USP) 5mg/0.5mL product candidate intended for the emergency treatment of opioid overdose.  See Note 12 to the interim condensed consolidated financial statements for further information about the termination agreement.

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

On December 31, 2018, we filed an NDA with the FDA relating to our higher dose naloxone injection product, ZIMHI, for the treatment of opioid overdose.  On November 22, 2019, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for ZIMHI.  The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission.  A CRL is issued by the FDA’s Center for Drug Evaluation and Research when it has completed its review of a file and questions remain that preclude the approval of the NDA in its current form.  The questions raised by the FDA related generally to Chemistry, Manufacturing and Controls (CMC). No other clinical safety or efficacy issues were raised.  In December 2019, we provided responses to the FDA to the comments included in the CRL. In February 2020, we had a Type A meeting with the FDA to discuss the company’s response to the CRL and the process and timeline for resubmission of the NDA to the FDA.  At the meeting, the company obtained concurrence from the agency on the Chemistry, Manufacturing and Controls, or CMC, information required for resubmission of the NDA, including additional information involving extractables and leachables testing from the syringe and glassware. On May 15, 2020, the company resubmitted to the FDA the NDA for ZIMHI.  In the February meeting, the FDA expressed its intent to review a resubmitted NDA in a timely manner, consistent with agency guidelines. However, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to the timing of the FDA’s review process, FDA requests for additional data, information, materials or clarification, difficulties scheduling an advisory committee meeting, FDA workload issues, extensions resulting from the submission of additional information or clarification regarding information already in the submission within the last three months of the target PDUFA date, or other reasons. As a result, the dates FDA review and action regarding our resubmitted NDA for ZIMHI or any other NDA that we may resubmit, or of regulatory approval, if obtained, and commercial introduction of our products could be delayed beyond our expectations. The development of an intramuscular injection of naloxone for the treatment of opioid overdose will require commercial scale manufacturing subject to review and approval by the FDA.

On May 11, 2020, we entered into an exclusive distribution and commercialization agreement with USWM for the United States commercial rights for the SYMJEPI products, as well as for the company’s ZIMHI™ (naloxone HCI Injection, USP) 5mg/0.5mL product candidate intended for the emergency treatment of opioid overdose.  See Note 12 to the interim condensed consolidated financial statements for further information about the USWM agreement.

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

Asthma; Fluticasone

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

Going Concern and Management’s Plan

The financial statements included elsewhere herein for the three months ended March 31, 2020, and our financial statements for the year ended December 31, 2019 and 2018, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of March 31, 2020, we had cash and cash equivalents of approximately $10.5 million, an accumulated deficit of approximately $192.6 million, and liabilities of approximately $12.1 million. We have incurred substantial recurring losses from operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In February 2020, we completed a registered direct offering of common stock, and a concurrent private placement of warrants, resulting in estimated net proceeds of approximately $6.2 million.  In April 2020, we secured an approximately $3.2 million Paycheck Protection Program (PPP) loan provided for by the Coronavirus Aid, Relief and Economic Security Act and administered by the U.S. Small Business Administration (the "SBA"). However, we anticipate that we will need additional funding before the end of fiscal 2020 to continue operations, satisfy our obligations, fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three months ended March 31, 2020, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds in 2020 from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources and revenues from existing agreements and sales of prescription compounded formulations, we would exhaust our resources and be unable to continue operations.

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

Results of Operations

Three Months Ended March 31, 2020 and 2019

Revenues.  Revenues were approximately $4,663,000 and $4,906,000 for the three months ended March 31, 2020 and 2019, respectively.  Revenues decreased by approximately $243,000 in the first quarter of 2020 compared to the comparable period of 2019. Approximately $385,000 of the decrease in revenues was due to the ceasing of sales of certain USC non-sterile formulations and products. This amount was partially offset by an increase of approximately $100,000 in sales of USC’s sterile pharmaceutical formulations resulting in part from an increase in marketing personnel efforts, and by an increase of approximately $42,000 of outsourced manufacturing revenue relating to sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg. The COVID-19 outbreak has adversely affected revenues from sales of USC products, in part due to reductions or cancellations of elective surgeries and reduction in office visits to physicians' offices, healthcare facilities or clinics by patients, and the resulting decreased demand by USC’s customers for certain of USC’s products, and will likely continue to adversely affect revenues from sales of USC products for a period of time which cannot be predicted. USC has added certain products to its product offerings, including hand sanitizer products, and is in the process of bringing to market certain pharmaceutical products that are in short supply but are not listed on FDA’s Drug Shortage List, some of which may be used in connection with treatment of acutely ill COVID-19 patients, although the COVID-19 outbreak could result in shortages or delays in our ability to obtain supplies relating to certain of these products.

Cost of Goods Sold. Cost of goods sold was approximately $3,687,000 and $3,625,000 for the three months ended March 31, 2020 and 2019, respectively.  Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for the three months ended March 31, 2020 was approximately 21% compared to approximately 26% for the three months ended March 31, 2019. The gross profit trend is expected to improve in the succeeding periods. The cost of goods sold for the three-month 2020 period compared to the three-month period of 2019 increased primarily due to the increase of approximately $1,344,000 in direct materials, depreciation, maintenance fees, obsolete inventory and other related expenses associated with the production of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg.  This amount was partially offset due to the decrease of approximately $1,282,000 in materials costs, compensation, consulting services and other employee benefits as a result of the elimination of a second production shift at the USC outsourcing facility and the ceasing of sales of certain formulations at the USC outsourcing facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist primarily of depreciation and amortization, legal fees, accounting and audit fees, professional/consulting fees and employee compensation. SG&A expenses for the three months ended March 31, 2020 and 2019 were approximately $6,054,000 and $8,021,000, respectively. The decrease was primarily attributable to decreases in wages, benefits and other compensation expenses of approximately $1,250,000, $217,000 of operational expenses relating to the ceasing of sales of certain USC products, and decreases of approximately $500,000 in patent, consulting, outside services, professional fees, PDUFA fees for the SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg, depreciation and other related expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $2,037,000 and $2,197,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease in research and development expenses for the three months ended March 31, 2020, compared to the comparable 2019 period was primarily due to a decrease of approximately $1,633,000 in development costs of our product candidates, including SYMJEPI, APC-1000 and APC-4000. The decrease was partially offset by an increase of approximately $419,000 in development costs attributed to other product development expenses.  Compensation for research and development employees increased by approximately $84,000 for the three months ended March 31, 2020, compared to the comparable 2019 period, primarily due to hires in the later part of 2019. The decrease in research and development expense for the three months ended March 31, 2020 was further offset by the refund received of approximately $970,000, relating to our APC-8000 NDA filed in December 2018 and subsequently withdrawn, which reduced the research and development expenses during the three months ended March 31, 2019.

Impairment Expense.  Impairment expenses for the three months ended March 31, 2020 and 2019 were approximately $3,143,000 and $0, respectively. As described in Note 5 to the condensed consolidated financial statements included elsewhere herein, in light of recent events associated with the global spread of COVID-19 and other factors, the Company performed a goodwill impairment review as of March 31, 2020, and recorded a charge of approximately $3,143,000 for impairment of goodwill during the first quarter of 2020. As a result of entering into the Termination Agreement described above providing for the termination of the Sandoz Agreement with Sandoz, we have determined that our financial results for the quarter ending June 30, 2020, will include an impairment of the capitalized cost to obtain a contract of $1,750,000 reflected on the condensed consolidated balance sheet as of March 31, 2020.  For further information, see Note 2 to the condensed consolidated financial statements included elsewhere in this Report.

Other Expense. Other Income (Expenses) consists primarily of interest income and interest expense. Other income (expense) for the three months ended March 31, 2020 and 2019 was approximately ($15,000) and $50,000, respectively.  The decrease in other income and increase in other expense during the three-month period in 2020, compared to the same period in 2019, was primarily due to the decrease of approximately $51,000 in interest income and an increase of debt related expense of approximately $14,000.

Liquidity and Capital Resources

We have incurred net losses of approximately $10.3 million and $8.9 million for the three months ended March 31, 2020 and 2019, respectively. Since inception, and through March 31, 2020, we have an accumulated deficit of approximately $192.6 million. Since inception and through March 31, 2020, we have financed operations principally through debt financing and through public and private issuances of common stock and preferred stock. In February 2020, we completed a registered direct offering of 11,600,000 shares of common stock, and a concurrent private placement of warrants to purchase 8,700,000 shares of common stock, to a small number of accredited institutional investors, resulting in estimated net proceeds of approximately $6.2 million. In April 2020, we secured an approximately $3.2 million Paycheck Protection Program (PPP) loan provided for by the Coronavirus Aid, Relief and Economic Security Act and administered by the U.S. Small Business Administration. However, we will need significant additional funding before the end of fiscal 2020 to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. We may finance future cash needs primarily through proceeds from equity or debt financings, loans, share of profits anticipated to be received relating to sales in the U.S. of our SYMJEPI products, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners, and from revenues from our sale of compounded pharmacy formulations.

Total assets were approximately $45.3 million and $47.8 million as of March 31, 2020 and December 31, 2019, respectively.   Current assets exceed current liabilities by approximately $4.7 million and $3.7 million as of March 31, 2020 and December 31, 2019, respectively.

Net cash used in operating activities for the three months ended March 31, 2020 and 2019, was approximately $4.2 million and $8.3 million, respectively. Net cash used in operating activities decreased primarily due to the decrease in operating losses; decrease in accounts receivable and prepaid expenses; and an increase in accrued expenses as compared to 2019.

Net cash used in investing activities was approximately $274,000 and $1,666,000 for three months ended March 31, 2020 and 2019, respectively. The net cash used in investing activities decreased primarily due to the reduction in purchases of additional equipment during the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019.

Net cash provided (used) in financing activities was approximately $6,210,000 and ($142,000) for the three months ended March 31, 2020 and 2019, respectively. Net cash flows provided by financing activities increased for the period ended March 31, 2020 due to the issuance of common stock and warrants generating net proceeds of approximately $6,233,000, partially offset by payment of loans and finance leases of approximately $23,000.  In the first quarter of 2019, net cash used in financing activities consisted of principal payments of finance leases and USC’s building and equipment loans.

As noted above under the heading “Going Concern and Management Plan,” through March 31, 2020, Adamis has incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations. Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional specialty pharmaceutical products and begin to realize revenues from sales of such additional products, and during this period Adamis could require additional funds. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. The company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities. As a result of the COVID-19 pandemic and actions taken to slow its spread, credit and financial markets have experienced material volatility, unemployment rates have materially increased, credit and financial markets have deteriorated, and economic growth has declined. There can be no assurance that further deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.

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

The company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 have not significantly changed.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At March 31, 2020, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls

There has been no change during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to reduce or minimize the impact on their design and operating effectiveness.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

We may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. We may also become party to further litigation in federal and state courts relating to opioid drugs. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we are not currently involved in any matters that we believe may have a material adverse effect on our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

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

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2019, included in our annual report on Form 10-K for the year ended December 31, 2019, and in the financial statements accompanying this Report, we have sustained substantial recurring losses from operations.  In addition, we have used, rather than provided, cash in our continuing operations. We will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates.  Without obtaining additional capital, it would be unlikely for us to continue as a going concern.  The above conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent, among other factors, on the market acceptance and success of our products and our ability to obtain additional required funding, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms.  Without additional required funds from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions or sources, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We will require additional funding to continue as a going concern.

We incurred a net loss of approximately $10.3 million and $29.3 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, and a net loss of approximately $39.0 million for the year ended December 31, 2018. At March 31, 2020, and December 31, 2019, we had cash and cash equivalents of approximately $10.5 million and $8.8 million, respectively, accounts receivable of approximately $1.3 million and $1.9 million, respectively, and liabilities of approximately $12.1 million and $11.8 million, respectively. The development of our business will require additional capital in 2020 and the future to help fund the development and commercialization of our products and product candidates and conduct research and development of other product candidates, as well as to fund capital expenditures and our ongoing operations at USC and satisfy our obligations and liabilities. In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital, and a number of factors limit or prevent our current ability to access capital markets. Delays in obtaining required funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

Our ability to obtain financing if required will be subject to a number of factors, including without limitations market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

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

On October 11, 2019, we received a notice from the Nasdaq Listing Qualifications Department of The NASDAQ Capital Market that, because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.  Nasdaq Listing Rule 5550(a)(2) (the “Rule”) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice had no immediate effect on the listing or the trading of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until April 8, 2020, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.   On April 14, 2020, we received a letter from Nasdaq notifying us that we had been granted an additional 180-day compliance period or until October 5, 2020, to regain compliance with the minimum $1.00 bid price per share requirement of the Rule.  The letter indicated that we did not regain compliance during the initial 180-day grace period provided under the Rule. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), Nasdaq staff determined that we were eligible for an additional 180-day period to regain compliance based on the company meeting the continued listing requirement for the market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s having provided written notice of its intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.  The letter also indicated that if at any time before October 5, 2020, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Rule.  On April 21, 2020, we received a letter from Nasdaq notifying us that in light of the recently extraordinary market conditions, Nasdaq had determined to toll the compliance periods for bid price and market value of publicly held shares requirements, through June 30, 2020.  As a result, we were granted additional time, or until December 21, 2020, to regain compliance with the Rule.  If the company does not meet the minimum bid requirement during the additional grace period, Nasdaq will provide written notification to the company that its shares will be subject to delisting. At such time, the company may appeal the delisting determination to a Nasdaq Hearings Panel. The Company would remain listed pending the Panel’s decision. There can be no assurance that if the Company does appeal a subsequent delisting determination, that such appeal would be successful.

In addition, on October 15, 2019, we notified The Nasdaq Stock Market that as a result of the resignation of one of our directors from the company’s board of directors, the company was no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the company’s Audit Committee to be composed of at least three independent directors. The resignation left the Audit Committee with two independent directors. This had no immediate effect on the company’s Nasdaq listing or the trading of its common stock. In accordance with Nasdaq Listing Rule 5605(c)(4)(B), the company has a cure period to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A), until the earlier to occur of the next annual shareholders meeting or September 30, 2020; provided, however, that if the annual shareholders meeting is held before March 30, 2020, then the company must evidence compliance no later than March 30, 2020. On October 16, 2019, Nasdaq issued a letter to the company confirming the company’s noncompliance with the audit committee requirements of Nasdaq Listing Rule 5605 as a result of the resignation and the cure period for the Company to regain compliance under Nasdaq Listing Rule 5605(c)(4). The company expects to regain compliance by or before the end of the cure period.

We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

We incurred net losses of approximately $10.3 million and $29.3 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, and a net loss of approximately $39.0 million for the year ended December 31, 2018.  From inception through March 31, 2020, we have an accumulated deficit of approximately $192.6 million.  We expect that these losses may increase as we continue our research and development activities, seek regulatory approvals for our product candidates and seek to commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

On May 15, 2020, we submitted to the FDA our NDA relating to our ZIMHI product, responding to matters raised in the FDA’s previous CRL regarding our original NDA for ZIMHI and matters discussed in our Type A meeting with the FDA concerning the CRL.  However, there are no assurances that the FDA will regard our resubmission as satisfactorily responding to the matters raised in the earlier CRL or in the Type A meeting, that the FDA will not issue another CRL, or that the FDA will not require additional studies or information.  Receipt of an additional CRL or other adverse action by the FDA concerning our resubmitted NDA could result in significant additional time and expense before our ZIMHI NDA is approved, if approved at all, and marketing of ZIMHI could commence, which could have a material adverse effect on our business, financial condition or results of operations.

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

Business or economic disruptions or global health concerns, including the recent COVID-19 pandemic, could harm our business and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing business and research, development and commercial activities and could include disruptions to the productivity of our employees working remotely or their ability to travel on matters relating to the Company’s business activities.  The novel strain of coronavirus and the related COVID-19 pandemic in December 2019 and 2020 has spread throughout most of the world including the United States. As of the date of this Report, this outbreak has resulted in extended shutdowns of businesses in the United States and elsewhere and has had ripple effects on businesses and activities around the world. We could experience delays in obtaining products or services from our third party manufacturers or suppliers as a result of the impact of the COVID-19 pandemic on such parties.  In addition, the pandemic and related matters could result in interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines relating to our NDAs or other actions relating to our products or product candidates.  The outbreak and any preventative or protective actions that we, our customers, our respective manufacturers, suppliers or other third parties with which we have business relationships, or governments may take in respect of the coronavirus and COVID-19 outbreak could disrupt our business and the business of our customers or third parties with which we have business relationships.  The extent to which the COVID-19 pandemic will continue to impact our business is difficult to predict and subject to change, and will depend on future developments, which are highly uncertain and cannot be predicted, including without limitation the severity of the disease and duration of the outbreak, travel restrictions and social distancing requirements in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and address its impact.  Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. In addition, the COVID-19 outbreak has resulted in a severe economic downturn and has already significantly affected the financial markets of many countries.  A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.  A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making purchases or payments for our products. Any of the foregoing could harm our business.  In addition, the effects of applicable shelter-in-place orders and work from home policies may negatively impact productivity of our employees and disrupt our business activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and our ability to conduct business in the ordinary course.  Although we have taken precautions intended to avoid the spread of the coronavirus among our employees, it is possible that one or more members of our workforce could be diagnosed with COVID-19, which could adversely impact our operations.  As of this report, we cannot presently predict the long-term impact to the scope and severity of potential business shutdowns or disruptions, but if we, our customers, or any of the third parties with whom we engage, including the suppliers, manufacturers, regulators and other third parties with whom we conduct business or have business relationships, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner presently anticipated could be materially and negatively impacted.

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

The actual timing of commencement and completion of clinical trials can vary dramatically from our anticipated timing due to factors such as funding limitations, scheduling conflicts with participating clinicians and clinical institutions, and the rate of patient enrollment. Clinical trials involving our product candidates may not commence or be completed as forecast. Delays in the commencement or completion of clinical testing could significantly impact our product development costs. We do not know whether current or planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining required funding;
●	obtaining regulatory approval to commence a clinical trial;
●	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;
●	obtaining sufficient quantities of clinical trial materials for product candidates;
●	obtaining institutional review board approval to conduct a clinical trial at a prospective site;
●	recruiting participants for a clinical trial; and
●	delays related to the impact of the COVID-19 pandemic.

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

Except for our facilities at USC that are utilized to prepare compounded formulations, we do not own or operate manufacturing facilities for clinical or commercial production of pharmaceutical products and product candidates, we do not have any experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we expect to depend on third-party contract manufacturers for the foreseeable future. Any performance failure on the part of our contract manufacturers could delay clinical development, regulatory approval or commercialization of our current or future product candidates, depriving us of potential product revenue and resulting in additional losses. Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales.  Additionally, we rely on third parties to supply the raw materials needed to manufacture our existing and potential products.  Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the outbreak of the COVID-19 coronavirus, or natural disasters including earthquakes, typhoons, floods and fires, could adversely affect our supply chain. These risks and uncertainties are compounded in the presence of the COVID-19 pandemic. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality.  Any unanticipated disruption to our manufacturers or suppliers could delay shipment of any of our products, increase our cost of goods sold and result in lost sales.

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

Even if our pharmaceutical product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, health care professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

●	the ability to provide acceptable evidence of safety and efficacy;
●	pricing and cost effectiveness, which may be subject to regulatory control;
●	our ability to obtain sufficient third-party insurance coverage or reimbursement;
●	effectiveness of our, or our collaborators’, sales and marketing strategy;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects; and
●	availability of alternative treatments.

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

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill and indefinite lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently, if indicators of impairment exist. Finite lived intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2020, in light of recent events associated with the global spread of COVID-19 and other factors, we performed a goodwill impairment review and recorded a charge of approximately $3,143,000 for impairment of goodwill during the first quarter of 2020.  The goodwill triggering event discussed in Note 5 was also considered as a potential triggering event for the tangible and intangible assets other than goodwill. However, based upon the Company's analysis, no other asset impairment was recorded. If in the future we determine that our intangible assets have become impaired, our total assets, financial results, and earnings could be adversely affected.

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

At December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, and credit carryforwards which, subject to certain limitations, we may use to reduce future taxable income or offset income taxes due.  Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Pursuant to Internal Revenue Code Section 382, the annual use of the NOLs and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As noted in Note 20 to the consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2019, our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo additional ownership changes, our ability to use our NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may be materially limited in our ability to utilize our NOLs and credit carryforward.

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

Currently, USC is paid directly by most of its customers and does not submit large amounts of claims for reimbursement through Medicare, Medicaid or other third-party payors, although its customers may choose to seek available reimbursement opportunities to the extent that they exist. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. The continued efforts of health maintenance organizations, managed care organizations, government programs (such as Medicare, Medicaid and other federal and state-funded programs) and other third-party payors to limit reimbursements to USC’s customers may adversely impact our financial results. Further, HIPAA, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2012 (collectively referred to as the “Health Reform Law”), may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivably adversely affect USC’s business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may cease to be available for USC’s products or may not be sufficient to allow USC to sell products on a competitive basis and at desirable price points. If government and other third-party payors do not provide adequate coverage and reimbursement levels for USC’s formulations, the market acceptance for USC’s formulations may be limited. We expect cost pressures from third party payors to continue, and USC’s customers have limited bargaining power to counter payor demands for reduced reimbursement rates. If USC’s customers increasingly insource pharmaceutical preparations or use alternative third-party providers due to these pressures, USC’s and our business, results of operations and financial condition may be materially adversely impacted.

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

We have incurred significant indebtedness, which will require substantial cash to service and which subjects us to certain financial requirements and business restrictions; Paycheck Protection Loan.

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

 The Amended Loan Documents with the Bank include a variety of representations, warranties and covenants that we are required to comply with. If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law. At March 31, 2020, our aggregate indebtedness under the Amended Loan Documents was approximately $2,131,000.

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

In addition, in April 2020, we received $3,191,700 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company (the “PPP Note”), in the principal amount of $3,191,700, to Arvest Bank, the Lender.  Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, unless sooner provided in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Note, until the maturity date. The CARES Act and the PPP provide a mechanism for a borrower to apply for forgiveness of up to the full amount borrowed. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. There is no assurance that we will apply for or be granted forgiveness of some or all of the amount of the PPP Loan. After the CARES Act was passed and we applied for and obtained the PPP Loan, the SBA issued new guidance that, among other things, questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP and be able to make the required certification that current economic uncertainty makes the loan request necessary to support the ongoing operations of the applicant. Subsequently, the Secretary of the Treasury and SBA has issued guidance that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness, and that all PPP loans in excess of $2 million, and other PPP loans as appropriate, will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form.. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return the full amount of the PPP Loan, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

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

In November 2019, FDA issued a draft Guidance for Industry #256: Compounding Animal Drugs from Bulk Drug Substances (the “Draft GFI #256”). This guidance describes the FDA’s policy regarding the compounding of animal drugs from bulk substances and limits the circumstances in which a compounder may use bulk substances to compound animal medication.  Industry comments to the Draft GFI #256 are due by June 17, 2020. As with other FDA regulations and guidance, when finalized, this guidance could limit the number and type of products USC is permitted to compound for animal use.

USC is currently compounding animal medication in its registered Section 503B outsourcing facility.  Section 503B of the FDCA does not apply to animal medication and FDA does not expressly allow 503B registered outsourcing facilities to compound animal medication. However, FDA’s August 2015 guidance on whether an entity should register as an outsourcing facility contemplates that outsourcing facilities will be compounding animal medication in addition to human medication and FDA has not taken action to date against a Section 503B registered outsourcing facility that is compounding both human and animal medications.  Nevertheless, as FDA has not expressly stated its position on the compounding of animal medication in a 503B outsourcing facility, there is a risk that FDA could, in the future, consider animal medication compounded in a 503B outsourcing facility to not be exempt from new drug approval requirements, and enforce new drug approval requirements on animal medication compounding in Section 503B outsourcing facilities.

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

The market price of our common stock may fluctuate substantially. For example, from January 2018 to March 31, 2020, the market price of our common stock has fluctuated between $0.27 and $5.10. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
●	our ability to successfully expand sales of our compounded pharmacy formulations;
●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;
●	the timing of, or delay in the timing of, commercial introduction of any of our products;
●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on products that would compete with our product candidates;
●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	publicity or announcements regarding regulatory developments relating to our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or potential legal proceeding;
●	effect of public health crises, pandemics and epidemics, such as the coronavirus COVID-19 outbreak; or
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

There is no assurance that we will be able to regain and maintain compliance with NASDAQ continued listing standards, and Nasdaq has the ability to suspend trading in our common stock or remove our common stock from listing on the Nasdaq Capital Market for a variety of reasons under its continued listing standards.  Any delisting from Nasdaq could result in further reductions in the market prices of our common stock, substantially limit the liquidity of our common stock, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all.  Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.  In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

As of March 31, 2020, we had 73,732,288 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of March 31, 2020, we had reserved for issuance 7,475,358 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.38 per share, we had outstanding restricted stock units covering 2,722,584 shares of common stock, and we had outstanding exercisable warrants to purchase 15,934,670 shares of common stock at a weighted-average exercise price of $1.50 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

Some of our outstanding warrants may result in dilution to our stockholders.

As of March 31, 2020, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at an exercise price of $8.50 per share. As of March 31, 2020, 8,700,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, after the date that such warrants first become exercisable, at an exercise price of $0.70 per share, that we issued in a private placement transaction in February 2020; and 15,875,846 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following transactions: warrants to purchase 1,183,432 shares at an exercise price of $4.10 per share in our January 2016 Series A-1 Convertible Preferred Stock transaction; warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants; and warrants to purchase 13,800,000 shares of our common stock at an exercise price of $1.15 per share in our August 2019 underwritten public offering of common stock and warrants.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of March 31, 2020, our directors, executive officers and their respective affiliates owned approximately 1.1% of our outstanding shares of common stock and based on a Schedule 13G filed February 28, 2020, our largest stockholder owned approximately 7.9% of the outstanding shares of our common stock as of such date. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning our sales of unregistered securities during the quarter ended March 31, 2020, has previously been reported in reports on Form 8-K that we filed during that quarter.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

4.1	Form of Warrant. (1)

10.1	Promissory Note dated April 10, 2020. (2)

10.2	Placement Agency Agreement between Maxim Group LLC and the Company dated February 20, 2020. (3)

10.3	Form of Securities Purchase Agreement. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 4.1 filed with the Report on Form 8-K filed with the Commission on February 21, 2020.
(2)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed with the Commission on April 15, 2020.
(3)	Incorporated by reference to Exhibit 10.2 filed with the Report on Form 8-K filed with the Commission on February 21, 2020.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed with the Commission on February 21, 2020.

* Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: May 18, 2020	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: May 18, 2020	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Senior Vice President and Chief Financial Officer

