Form 10-Q
period 2020-06-30
Adamis Pharmaceuticals Corp
filed 2020-08-17
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of August 11, 2020, was 73,920,765.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31,
	(Unaudited)	2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,891,203	$8,810,636
Accounts Receivable, net	1,353,829	1,877,655
Inventories	2,143,607	2,061,097
Prepaid Expenses and Other Current Assets	607,455	1,127,322
	11,996,094	13,876,710
LONG TERM ASSETS
Intangible Assets, net	10,164,479	11,127,562
Goodwill	4,497,422	7,640,622
Fixed Assets, net	11,340,533	11,667,416
Right -of-Use Assets	1,650,477	1,873,552
Other Non-Current Assets	54,655	1,654,655
Total Assets	$39,703,660	$47,840,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,264,909	$4,267,654
Deferred Revenue, current portion	542,925	115,671
Accrued Other Expenses	2,263,585	2,428,619
Accrued Bonuses	961,973	—
Lease Liabilities, current portion	459,210	444,621
Bank Loan - Building	2,102,126	2,153,182
Paycheck Protection Plan (PPP) Loan	1,235,506	—
Warrant Liabilities, at fair value	537,000	—
	12,367,234	9,409,747
LONG TERM LIABILITIES
Deferred Revenue	900,000	800,000
Deferred Tax Liability, net	112,530	112,530
Lease Liabilities, net of current portion	1,246,722	1,480,996
PPP Loan, net of current portion	1,956,194	—
Total Liabilities	16,582,680	11,803,273
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Series B Convertible, 1,000,000 and Zero Issued and Outstanding at June 30, 2020 (Unaudited) and December 31, 2019, respectively.	100	—
Common Stock - Par Value $.0001; 100,000,000 Shares Authorized; 74,443,722 and 62,352,465 Issued, 73,920,765 and 61,829,508 Outstanding at June 30, 2020 and December 31, 2019, respectively	7,444	6,235
Additional Paid-in Capital	226,969,294	218,350,785
Accumulated Deficit	(203,850,608)	(182,314,526)
Treasury Stock, at cost - 522,957 Shares	(5,250)	(5,250)
Total Stockholders’ Equity	23,120,980	36,037,244
Total Liabilities and Stockholders’ Equity	$39,703,660	$47,840,517

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$3,926,342	$5,764,899	$8,589,552	$10,670,671
COST OF GOODS SOLD	4,683,835	3,665,565	8,370,879	7,291,033
Gross (Loss) Profit	(757,493)	2,099,334	218,673	3,379,638

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,653,092	7,000,339	11,707,463	15,021,803
RESEARCH AND DEVELOPMENT	3,085,824	2,845,745	5,122,556	5,042,260
IMPAIRMENT EXPENSE - Goodwill	—	—	3,143,200	—
IMPAIRMENT EXPENSE - Write-off of Contract Asset	1,750,000	—	1,750,000	—
Loss from Operations	(11,246,409)	(7,746,750)	(21,504,546)	(16,684,425)

OTHER INCOME (EXPENSE)
Interest Expense	(32,925)	(22,954)	(71,212)	(46,962)
Interest Income	16,621	34,117	39,676	108,495
Total Other Income (Expense), net	(16,304)	11,163	(31,536)	61,533
Net Loss	$(11,262,713)	$(7,735,587)	$(21,536,082)	$(16,622,892)

Basic and Diluted Loss Per Share	$(0.15)	$(0.16)	$(0.31)	$(0.35)

Basic and Diluted Weighted Average Shares Outstanding	73,825,491	47,539,186	70,162,628	47,425,971

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
For the Three Months Ended June 30, 2020	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance March 31, 2020	—	$—	74,255,245	$7,426	$225,801,654	522,957	$(5,250)	$(192,587,895)	$33,215,935
Series B Convertible Preferred Stock Issued	1,000,000	100	—	—	589,900	—	—	—	590,000
Issuance of Restricted Stock Units (RSUs)	—	—	188,477	18	(18)	—	—	—	—
Share Based Compensation	—	—	—	—	1,114,758	—	—	—	1,114,758
Net Loss	—	—	—	—	—	—	—	(11,262,713)	(11,262,713)
Out of Period Adjustment (see Note 1)	—	—	—	—	(537,000)	—	—	—	(537,000)
Balance June 30, 2020	1,000,000	$100	74,443,722	$7,444	$226,969,294	522,957	$(5,250)	$(203,850,608)	$23,120,980
For the Three Months Ended June 30, 2019
Balance March 31, 2019	—	$—	47,965,371	$4,796	$201,674,571	522,957	$(5,250)	$(161,895,062)	$39,779,055
Issuance of Restricted Stock Units (RSUs)	—	—	195,695	20	(20)	—	—	—	—
Share Based Compensation	—	—	—	—	1,765,318	—	—	—	1,765,318
Net Loss	—	—	—	—	—	—	—	(7,735,587)	(7,735,587)
Balance June 30, 2019	—	$—	48,161,066	$4,816	$203,439,869	522,957	$(5,250)	$(169,630,649)	$33,808,786
For the Six Months Ended June 30, 2020
Balance December 31, 2019	—	$—	62,352,465	$6,235	$218,350,785	522,957	$(5,250)	$(182,314,526)	$36,037,244
Common Stock Issued, Net of Issuance Costs of $494,902	—	—	11,600,000	1,161	6,231,938	—	—	—	6,233,099
Series B Convertible Preferred Stock Issued	1,000,000	100	—	—	589,900	—	—	—	590,000
Issuance of Restricted Stock Units (RSUs)	—	—	491,257	48	(48)	—	—	—	—
Share Based Compensation	—	—	—	—	2,333,719	—	—	—	2,333,719
Net Loss	—	—	—	—	—	—	—	(21,536,082)	(21,536,082)
Out of Period Adjustment (see note 1)	—	—	—	—	(537,000)	—	—	—	(537,000)
Balance June 30, 2020	1,000,000	$100	74,443,722	$7,444	$226,969,294	522,957	$(5,250)	$(203,850,608)	$23,120,980
For the Six months Ended June 30, 2019
Balance December 31, 2018	—	$—	47,814,315	$4,781	$199,696,656	522,957	$(5,250)	$(153,004,370)	$46,691,817
Cumulative Effect from Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	—	—	—	(3,387)	(3,387)
Issuance of Restricted Stock Units (RSUs)	—	—	346,751	35	(35)	—	—	—	—
Share Based Compensation	—	—	—	—	3,743,248	—	—	—	3,743,248
Net Loss	—	—	—	—	—	—	—	(16,622,892)	(16,622,892)
Balance June 30, 2019	—	$—	48,161,066	$4,816	$203,439,869	522,957	$(5,250)	$(169,630,649)	$33,808,786

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(21,536,082)	$(16,622,892)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Stock Based Compensation	2,333,719	3,743,248
Acquired IPR&D	840,000	—
Provision for Bad Debts	62,457	33,956
Provision for Excess and Obsolete Inventory	1,503,399	539,758
Non-Cash Operating Lease Expense	3,374	—
Depreciation and Amortization	1,795,305	1,553,668
Impairment of Goodwill	3,143,200	—
Impairment of Contract Assets	1,750,000	—
Gain on Sale of Fixed Assets	—	(9,000)
Change in Operating Assets and Liabilities
Accounts Receivable	461,369	(1,781,070)
Inventories	(1,585,909)	(175,212)
Prepaid Expenses and Other Current Assets	319,867	15,986
Accounts Payable	204,943	369,589
Deferred Revenue	527,254	(46,950)
Accrued Other Expenses and Bonuses	796,939	(310,903)
Net Cash Used in Operating Activities	(9,380,165)	(12,689,822)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(660,787)	(2,203,948)
Purchase of IPR&D	(250,000)	—
Net Cash Used in Investing Activities	(910,787)	(2,203,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance costs	6,233,099	—
Principal Payments of Finance Leases	(2,224)	(36,086)
Proceeds of PPP Loan	3,191,700	—
Payment of Bank Loan	(51,056)	(249,097)
Net Cash Provided by (Used in) Financing Activities	9,371,519	(285,183)
Decrease in Cash and Cash Equivalents	(919,433)	(15,178,953)
Cash and Cash Equivalents:
Beginning Cash and Cash Equivalents	8,810,636	19,271,642
Ending Cash and Cash Equivalents	$7,891,203	$4,092,689

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$11,300	$9,612
Cash Paid for Interest	$72,097	$47,011
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Series B Preferred Stock Issuance for License Agreement	$590,000	$—
Decrease in Accrued Capital Expenditures	$(207,688)	$(269,214)

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

On January 30, 2020, the World Health Organization (“WHO”) declared that the recent novel coronavirus (COVID-19) outbreak was a global health emergency, which prompted national governments to begin putting actions in place to slow the spread of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. The governmental actions and the widespread economic disruption arising from the pandemic have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

Segment Reporting

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. Commencing April 1, 2020, the chief operating decision maker (“CODM”) views the Company as operating in two business segments: Drug Development and Commercialization which includes out-licensing the Company's FDA approved products; and Compounded Pharmaceuticals which includes a registered outsourcing facility. We are a specialty biopharmaceutical Company focused on developing products in various therapeutic areas, including respiratory disease, allergy and opioid overdose; and a registered drug compounding outsourcing facility, that provides prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. The Compounded Pharmaceuticals business also provides certain veterinary pharmaceutical products for animals.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $7,891,203 and $8,810,636 at June 30, 2020 and December 31, 2019, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding before the end of fiscal 2020 for future operations and the expenditures that it believes will be required to support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements for the six months ended June 30, 2020, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives. In addition, the COVID-19 outbreak has resulted in a severe economic downturn, has already significantly affected the financial markets of many countries and has had an adverse impact on the Company.  In light of the current economic downturn that we believe affected the trading prices of our Common Stock, we determined that it was more likely than not that the fair value of our subsidiary, U.S. Compounding, Inc., or USC,  was less than its carrying value, which triggered the Company to perform an interim impairment assessment as of March 31, 2020 to test the carrying value of goodwill resulting in approximately $3,143,000 of goodwill impairment charges. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.

Basic and Diluted (Loss) per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares for the three and six month periods ended June 30, 2020 and June 30, 2019 consist of outstanding warrants (24,634,670 and 2,134,670, respectively), outstanding options (7,238,761 and 8,346,058, respectively), outstanding restricted stock units (2,534,107 and 3,681,796, respectively) , and convertible preferred stock (1,000,000 and 0, respectively).

Prior Periods Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation related to the amortization of the cost to obtain a contract included in prepaid expenses and other current assets in the unaudited condensed consolidated statement of cash flows, and had no effect on cash used in operations or statement of cash flows for the period ended June 30, 2019. The reclassification has no effect on the consolidated balance sheet as of December 31, 2019, or the unaudited condensed consolidated statement of operations for the six months ended June 30, 2019.

Out of Period Adjustments

It was determined during the review of the second quarter 2020 financial statements that the warrants  issued by the Company as part of a financing transaction in August 2019 (the “2019 Warrants”) (i) are presumed to require the Company to issue registered shares when the 2019 Warrants are exercised and (ii) the agreement does not specify whether the 2019 Warrants prohibit net cash settlement or require an alternative form of share settlement if there are insufficient registered shares available to be issued upon the holder’s exercise.  This requires the Company to account for the 2019 warrants as liability instruments due to the assumed cash settlement based on ASC 815, Derivatives and Hedging. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the related impact was not material to results of operations or financial position for any prior annual or interim period or future annual period. The approximate fair value of the 2019 Warrants at issuance was approximately $828,000 and was approximately $276,000, $138,000 and $276,000 at December 31, 2019, March 31, 2020 and June 30,2020, respectively. We corrected this immaterial error in the three and six months ended June 30, 2020 (prior periods were not revised to reflect the immaterial errors) to reflect the fair value of the warrant liability at June 30, 2020 in the amount of $276,000. The gain on remeasurement of the warrant liability in the amount $552,000 as of December 31, 2019 was not recorded because the amount was deemed immaterial.

It was also determined that the warrants issued in February 2020 (the “2020 Warrants”) contain certain clauses that may require cash settlement in certain circumstances and as of the date of issuance the Company did not have adequate authorized shares available to be issued upon the exercise of the 2020 Warrants if they are exercised in the future after they first become exercisable as described in Note 12. This requires the Company to account for the 2020 Warrants as liability instruments. The Company evaluated this error and determined that the related impact, including the cumulative impact of the 2019 Warrants above, was not material to the operating results or financial position of the Company for the three months ended March 31, 2020. The fair value of the 2020 warrants at issuance was approximately $261,000 and was approximately $174,000 and $261,000 at March 31, 2020 and June 30, 2020, respectively. To correct this immaterial error the Company recorded an out of period adjustment in the three months ended June 30, 2020 to additional paid-in capital in the amount of $261,000 and a gain of $87,000, which represents the gain due to the change in fair value of the warrants from the date of issuance to the period ended March 31, 2020.

Deferred revenue in prior periods has been adjusted to reflect short-term and long-term portion of the liability. This adjustment had no effect on the total liability or income (loss) for any period presented.

Recently Adopted Accounting Pronouncement

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses. ASU No. 2016-13 is intended to provide users of financial statements with more decision-useful information about credit losses on financial instruments that are expected, but do not yet meet the “probable” threshold. This Update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. ASU No. 2016-13 was effective for fiscal years beginning after December 15, 2019 and did not have a material impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB's new revenue standard (Topic 606). Such guidance clarifies revenue recognition and financial statement presentation for transactions between collaboration participants. ASU 2018-18 is effective for the Company in the first quarter of 2020, with early adoption permitted. The standard requires retrospective application to the date we adopted Topic 606, January 1, 2018. The adoption had no significant impact on the Company's consolidated financial statements.

Note 2: Revenues

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Adamis is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including respiratory disease, allergy and opioid overdose. The Company’s subsidiary U.S. Compounding, Inc. or USC, provides prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables.

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

Termination of the Distribution and Commercialization Agreement for SYMJEPI with Sandoz Inc.

On May 11, 2020, the Company entered into an agreement (the “Termination Agreement”) with Sandoz Inc. to terminate the Distribution and Commercialization Agreement dated as of July 1, 2018 (the “Sandoz Agreement”) and entered into between the Company and Sandoz, following an initial transition period which has ended as a result of the execution of a transition services agreement, and reacquire rights to the SYMJEPI products.   The Termination Agreement provides for the mutually agreed return to Adamis of the marketing, promotion, and distribution rights, and certain marketing and promotional materials, relating to the SYMJEPI products, and the termination of the Sandoz Agreement, supported by a transition services agreement that the Company entered into with Sandoz and USWM, concerning certain transition services, activities and arrangements relating to the SYMJEPI products.  As part of the Termination Agreement, Sandoz will continue to support the products in the U.S. under the Sandoz Agreement through the end of the transition period to help reduce or minimize any potential impact to patients and customers.  The Termination Agreement also provides for a future resolution of any amounts that may be payable or owed with respect to the net sales and profit sharing provisions of the Sandoz Agreement, and for survival of certain provisions of the Sandoz Agreement. As a result of entering into the Termination Agreement with Sandoz, the Company determined that its financial results for the quarter ending June 30, 2020 will include an impairment of the capitalized cost to obtain a contract of $1,750,000 reflected on its condensed consolidated balance sheet as of March 31, 2020. Included in the deferred revenue balance at June 30, 2020 and December 31, 2019 was $437,500 and $900,000, respectively, relating to the non-refundable upfront payment received from Sandoz pursuant to the Sandoz Agreement.

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

Compounded Pharmaceuticals Facility Revenue Recognition

With respect to sales of prescription compounded medications by the Company’s USC subsidiary, revenue arrangements consist of a single performance obligation which is satisfied at the point in time when goods are delivered to the customer. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer which is the price reflected in the individual customer's order. Additionally, the transaction price for medication sales is adjusted for estimated product returns that the Company expects to occur under its return policy. The estimate is based upon historical return rates, which has been immaterial.  The Company does not have a history of offering a broad range of price concessions or payment term changes, however, when the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.  Variable consideration is not a significant component of the transaction price for sales of medications by USC.

Drug Development and Commercialization Revenue Recognition

Sandoz

Please see Note 4 to our consolidated financial statements in the 2019 Annual Report on Form 10-K.

USWM

Effective May 11, 2020 (the “Effective Date”), Adamis and USWM entered into the USWM Agreement.   The initial term for the USWM Agreement began on the Effective Date and continues for a period of 10 years from the launch by USWM of the first product in the United States pursuant to the agreement, unless terminated earlier in accordance with its terms. We have determined that the individual Purchase Orders, whose terms and conditions taken with the distribution and commercialization agreement, creates a contract according to ASC 606. The term will automatically renew for five year terms after the initial 10-year term, unless terminated by either party.

The Company has determined that there are two performance obligations in the contract: (i) the manufacture and supply of SYMJEPI™ and ZIMHI™ products to USWM; and (ii) the exclusive distribution and commercialization in the United States.

Revenues from the manufacture and supply of SYMJEPI™ and ZIMHI™ are recognized at a point in time upon delivery to USWM. The right of exclusive distribution and commercialization is considered a symbolic license and will be recognized over time over the life of the contract. The Company believes that due to ongoing efforts to comply with regulations that a performance obligation continues to exist over the life of the contract. Under the USWM Agreement, the Company is entitled to receive various amounts and milestone payments, including: (1) certain non-refundable up-front fees for executing the agreement and regulatory milestone payments, both of which will be recognized over the expected customer life, estimated to be equal to the initial 10-year term of the agreement; (2) net-profit sharing payments based on certain percentages of net profit generated from the sale of products over a given quarter; (3) commercial milestone payments. Items (2) and (3) are royalties generated from the exclusive right to distribute and commercialize SYMJEPI and ZIMHI in the United States; these are considered sales-based royalties of intellectual property and recognized as they are occur.

Revenues do not include any state or local taxes collected from customers on behalf of governmental authorities. The Company made the accounting policy election to continue to exclude these amounts from revenues.

Disaggregation of Revenue

Our sterile environment operations are governed by specific regulatory and quality requirements. Any deviation from these standards could result in a stoppage of operations, recall of products, and a significant reduction in revenues. The Company outsources the manufacturing of the SYMJEPI product to third party manufacturers who bear the responsibility of maintaining a suitable environment as governed by specific regulatory and quality requirements.

The following table presents the Company's revenues disaggregated by outsourced manufacturing, sterile and non-sterile regulatory environments for the three months and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Drug Development & Commercialization:
Outsourced Manufacturing	$721,435	$1,119,584	$1,228,719	$1,584,573
Compounded Pharmaceuticals:
Sterile	$1,982,506	$3,324,679	$5,033,621	$6,498,814
Non-Sterile	1,222,401	1,320,636	2,327,212	2,587,284
Total Compounded Pharmaceuticals Revenues	$3,204,907	$4,645,315	$7,360,833	$9,086,098
Total	$3,926,342	$5,764,899	$8,589,552	$10,670,671

The Company's revenues relating to its FDA approved product SYMJEPI are dependent on an exclusive distribution agreement with USWM, replacing Sandoz in May, 2020 arising from the above-mentioned termination of the Sandoz Agreement, and the Company’s pharmacy formulations rely, in large part, on sales generated from clinics and hospital customers. Adverse economic conditions pose a risk that the Company’s customers may reduce or cancel spending, which would impact the Company’s revenues. The COVID-19 outbreak has adversely affected revenues from sales of USC products, in part due to reductions or cancellations of elective surgeries and reduction in office visits to physicians' offices, healthcare facilities or clinics by patients, and the resulting decreased demand by USC’s customers for certain of USC’s products, and will likely continue to adversely affect revenues from sales of USC products for a period of time which cannot be predicted.

The following table presents the Company's revenue disaggregated by end market for the three months and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Drug Development and Commercialization:
Distribution Channel	$721,435	$1,119,584	$1,228,719	$1,584,573
Compounded Pharmaceuticals:
Clinics/Hospitals	$3,013,030	$4,428,879	$6,940,458	$8,473,072
Direct to Patients	191,877	216,436	420,375	613,026
Total Compounded Pharmaceuticals Revenues	$3,204,907	$4,645,315	$7,360,833	$9,086,098
Total	$3,926,342	$5,764,899	$8,589,552	$10,670,671

Deferred Revenue

Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company's satisfaction of performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company's customers. For the three months ended June 30, 2020 and 2019, $476,343 and $28,248 of the revenues recognized were reported as deferred revenue as of March 31, 2020 and 2019, respectively, and for the six months ended June 30, 2020 and 2019, $478,171 and $61,246 of the revenues recognized were reported as deferred revenue as of December 31, 2019 and 2018, respectively. Included in the deferred revenue balance at June 30, 2020 and December 31, 2019 was $437,500 and $900,000, respectively, relating to the non-refundable upfront payment received from Sandoz pursuant to the Sandoz Agreement between the Company and Sandoz; and another $1.0 million included in the deferred revenue balance at June 30, 2020 was for the non-refundable upfront payment received from USWM pursuant to the USWM Agreement.  On May 11, 2020, the Company entered into a termination agreement with Sandoz which resulted in the acceleration of recognition of the upfront payment from Sandoz to revenue over the transition service agreement period.

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

The Company capitalized the $2.0 million fee paid to a financial advisor as an incremental cost of obtaining a contract to commercialize and distribute the Company’s first FDA approved product SYMJEPI with Sandoz. On May 11, 2020, the Company entered into a termination agreement with Sandoz. As a result of entering into the termination agreement, the Company determined that its financial results for the quarter ending June 30, 2020 include recognition of a full $1,750,000 impairment of the capitalized cost to obtain a contract that was reflected on its condensed consolidated balance sheet as of March 31, 2020.  The deferred costs were classified as current or non-current in the Company’s condensed consolidated balance sheets based on the timing of when the Company expects to recognize the expense. As of June 30, 2020 and December 31, 2019, the Company had $0 and $1.8 million, respectively, of Cost to Obtain a Contract deferred costs. Deferred costs related to obtaining a contract were amortized to Selling, General and Administrative expenses with $0 and $50,000 expensed for the three months ended June 30, 2020 and 2019, respectively; and $50,000 and $100,000 expensed for the six months ended June 30, 2020 and 2019, respectively.

Note 3: Inventories

Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Finished Goods	$936,491	$1,167,913
WIP	191,734	230,781
Raw Materials	1,015,382	662,403
Inventories	$2,143,607	2,061,097

Reserve for obsolescence as of June 30, 2020 and December 31, 2019 was approximately $1,464,000 and $473,000, respectively.

Note 4: Fixed Assets, net

Fixed assets at June 30, 2020 and December 31, 2019 are summarized in the table below:

Description	Useful Life (Years)	June 30, 2020	December 31, 2019
Building	30	$3,040,000	$3,040,000
Machinery and Equipment	3 - 7	5,664,801	2,437,525
Furniture and Fixtures	7	160,012	156,259
Automobile	5	9,500	9,500
Leasehold Improvements	7 - 15	342,330	342,330
Total Fixed Assets		9,216,643	5,985,614
Less: Accumulated Depreciation		(2,821,707)	(2,050,697)
Land		460,000	460,000
Construction In Progress - Equipment		4,485,597	7,272,499
Fixed Assets, net		$11,340,533	$11,667,416

Depreciation expense for the three months ended June 30, 2020 and 2019 was approximately $396,000 and $145,000, respectively; and for the six months ended June 30, 2020 and 2019, depreciation expense was approximately $780,000 and $301,000, respectively.

Note 5: Intangible Assets and Goodwill

Intangible assets at June 30, 2020 and December 31, 2019 are summarized in the tables below:

June 30, 2020	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property - 10 years	$9,708,700	$(6,310,655)	$3,398,045
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,672,166)	2,290,834
Customer Relationships - USC, 10 years	5,572,000	(2,351,074)	3,220,926
Website Design - USC, 3 years	16,163	(16,163)	—
Total Definite-lived Assets	19,259,863	(10,350,058)	8,909,805
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
SYMJEPI Domain Name	9,674	—	9,674
Balance, June 30, 2020	$20,514,537	$(10,350,058)	$10,164,479

December 31, 2019	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property - 10 years	$9,708,700	$(5,825,220)	$3,883,480
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,474,015)	2,488,985
Non-compete Agreement, 3 years	1,639,000	(1,639,000)	—
Customer Relationships, 10 years	5,572,000	(2,072,475)	3,499,525
Website Design, 3 years	16,163	(15,265)	898
Total Definite-lived Assets	20,898,863	(11,025,975)	9,872,888
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
SYMJEPI Domain Name	9,674	—	9,674
Balance, December 31, 2019	$22,153,537	$(11,025,975)	$11,127,562

Amortization expense for the three months ended June 30, 2020 and 2019 was approximately $481,000 and $499,000, respectively; and for the six months ended June 30, 2020 and 2019, amortization expense was approximately $963,000 and $1,118,000, respectively.

Estimated amortization expense of definite-lived intangible assets at June 30, 2020 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
Remainder of 2020	$962,185
2021	1,924,370
2022	1,924,370
2023	1,924,370
2024	953,500
Thereafter	1,221,010
Total	$8,909,805

We have two operating segments and two reporting units. During the three months ended March 31, 2020 the novel coronavirus disease 2019 (“COVID-19”) spread across the globe and adversely impacted economic growth, including as a result of government mandated shut-downs, stay-at-home policies and social distancing efforts intended to mitigate the spread of the virus. In light of the current economic downturn that we believe affected the trading prices of our Common Stock, we determined that it was more likely than not that the fair value of our reporting unit was less than its carrying value, which triggered the Company to perform an interim impairment assessment to test the carrying value of goodwill, related to the Compounded Pharmaceuticals reporting unit, as of March 31, 2020.

Our quantitative assessment utilized a market-based approach and assessed guideline publicly traded companies that are similar from an investment standpoint to the Company and operating in the drug manufacturing and compounding industry in the healthcare sector. We determined our fair value using the income approach which requires Management to estimate the future cash flows related to our reporting unit and includes a Company specific risk premium to account for the increased risk to future cash flows in the current environment. As a result of the analysis, the carrying value of our reporting unit exceeded the fair value by approximately $3,143,000, which was recorded as goodwill impairment expense as of March 31, 2020.  These valuation approaches utilize a variety of company and market assumptions which may change in the future and could result in additional impairment.”

The carrying value of the Company's goodwill as of June 30, 2020 and December 31, 2019 was approximately $4,497,000 and $7,641,000, respectively.

The change in the carrying amount of goodwill consisted of the following activity:

Balance, December 31, 2019	$7,640,622
Less: Impairment	(3,143,200)
Balance, June 30, 2020	$4,497,422

Note 6: Leases

The Company has two operating leases, one for an office space and another for office space and a manufacturing facility; and two finance leases for office equipment and plant equipment. As of June 30, 2020, the leases have remaining terms between one year and less than four years. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating and financing lease assets and liabilities recognized on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

Right-of Use Assets	June 30, 2020	December 31, 2019
Operating Leases	$1,646,370	$1,867,205
Financing Leases	4,107	6,347
	$1,650,477	$1,873,552

Lease Liabilities, Current	June 30, 2020	December 31, 2019
Operating Leases	$455,402	$440,127
Financing Leases	3,808	4,494
	$459,210	$444,621
Lease Liabilities, Non-Current
Operating Leases	$1,246,722	$1,479,458
Financing Leases	-	1,538
	$1,246,722	$1,480,996
Total Lease Liabilities	1,705,932	1,925,617

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

The Company's weighted average remaining lease term and weighted average discount rate for operating and financing leases as of June 30, 2020 and December 31, 2019 are:

June 30, 2020	Operating	Financing
Weighted Average Remaining Lease Term	3.46 Years	0.92 Year
Weighted Average Discount Rate	3.95%	3.95%

December 31, 2019	Operating	Financing
Weighted Average Remaining Lease Term	3.96 Years	1.42 Years
Weighted Average Discount Rate	3.95%	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheets as of June 30, 2020:

Year Ending December 31,	Operating	Financing
Remainder of 2020	$254,464	$2,326
2021	520,993	1,550
2022	534,295	-
2023	515,257	-
Undiscounted Future Minimum Lease Payments	1,825,009	3,876
Less: Difference between undiscounted lease payments and discounted lease liabilities	122,885	68
Total Lease Liabilities	$1,702,124	$3,808
Short-Term Lease Liabilities	$455,402	$3,808
Long-Term Lease Liabilities	$1,246,722	$-

Operating lease expense for the three months ended June 30, 2020 and 2019 was approximately $128,000 and $128,000, respectively; and for the six months ended June 30, 2020 and 2019, operating lease expense was approximately $257,000 and $257,000, respectively. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Amortization expense related to our financing leases for the three months ended June 30, 2020 and 2019 was approximately $1,000 and $18,000, respectively; and for the six months ended June 30, 2020 and 2019, amortization expense related to our financing leases was approximately $2,000 and $34,000, respectively, in amortization. Interest expense related to the financing leases for the three months ended June 30, 2020 and 2019 was approximately $45 and $400, respectively; and for the six months ended June 30, 2020 and 2019, interest lease expense related to financing leases was approximately $100 and $1,000, respectively. Financing lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $127,000 and $130,000 for the three months ended June 30, 2020 and 2019, respectively; and $254,000 and $260,000 for the six months ended June 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of financing lease liabilities were approximately $1,000 and $19,000 for the three months ended June 30, 2020 and 2019, respectively; and $2,000 and $37,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 7: Debt

Ben Franklin Note

Biosyn, Inc., a wholly owned subsidiary of the Company, issued a note payable to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of Savvy, a compound then under development to prevent the transmission of HIV/AIDS. The Ben Franklin Note was recorded at its estimated fair value of $205,000 and was assumed by the Company as an obligation in connection with its acquisition of Biosyn in 2004. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3.0% applied to future revenues of Biosyn, if any, until the principal balance of $777,902 (face amount) is satisfied. Under the terms of the obligation, revenues are defined to exclude the value of unrestricted research and development funding received by Biosyn from nonprofit sources. Absent a material breach of contract or other event of default, there is no obligation to repay the amounts in the absence of future Biosyn revenues. The Company accreted the discount of $572,902 against earnings using the interest rate method (approximately 46%) over the discount period of five years, which was estimated in connection with the Ben Franklin Note’s valuation at the time of the acquisition. Accounting principles generally accepted in the United States emphasize market-based measurement through the use of valuation techniques that maximize the use of observable or market-based inputs. The Ben Franklin Note’s peculiar repayment terms outlined above affects its comparability with main stream market issues and also affects its transferability. The value of the Ben Franklin Note would also be impacted by the ability to estimate Biosyn’s expected future revenues which in turn hinge largely upon future efforts to commercialize the product candidate, the results of which efforts are not known by the Company. Given the above factors and therefore the lack of market comparability, the Ben Franklin Note would be valued based on Level 3 inputs (see Note 13 to our consolidated financial statements in the 2019 Annual Report on Form 10-K ). As such, management has determined that the Ben Franklin Note will have no future cash flows, as we do not believe the product will create a revenue stream in the future. As a result, the Ben Franklin Note had no fair market value at the time of the merger in April 2009 between the Company (which was then named Cellegy Pharmaceuticals, Inc.) and the corporation then-named Adamis Pharmaceuticals Corporation.

Building Loan

In connection with the closing of the acquisition of USC by the Company in April 2016 and the agreements relating to the transaction, an entity of which certain or former officers or stockholders of USC are members, agreed to sell to the Company, the building and property owned by the entity on which USC’s offices are located, in consideration of the Company being added as an additional ”borrower” and assuming the obligations under the loan agreement, promissory note and related loan documents that the entity and certain other parties previously entered into with First Federal Bank and/or its successor Bear State Bank, and/or Arvest Bank, as successor in interest to Bear State Bank, referred to as Lender or the Bank.

On November 10, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, as subsequently amended, the Company agreed to pay the Bank monthly payments of principal and interest which currently are approximately $23,000 per month, with a final payment due and payable in August 2020.

As of June 30, 2020 and December 31, 2019, the outstanding principal balance owed on the applicable note was approximately $2,102,000 and $2,153,000, respectively. The loan currently bears an interest of 6.00% per year.

Paycheck Protection Program Loan

On  April 13, 2020, Adamis Pharmaceuticals Corporation (the “Company”) received $3,191,700 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company (the “Note”), in the principal amount of $3,191,700, to Arvest Bank (the “Bank”), the lender.  The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Subsequent guidance from the SBA and the Department of the Treasury indicated that in assessing the economic need for the loan, a borrower must take into account its current activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds pursuant to the PPP Loan, and the forgiveness of the PPP Loan attendant to these funds, is dependent on the Company having initially qualified for the loan and, in the case of forgiveness, qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week or 24-week period will qualify for forgiveness. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.  After the Company received funds pursuant to the PPP Loan, the Secretary of the Treasury and SBA issued guidance that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness, and that all PPP loans in excess of $2 million, and other PPP loans as appropriate, will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form.  Accordingly, the Company may be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise.

The Note may be prepaid in part or in full, at any time, without penalty. The Company may prepay 20% or less of the unpaid principal balance of the Note at any time without notice, and may prepay more than 20% of the unpaid principal balance of the Note subject to certain conditions. If any payment on the Note is more than 15 days late, the Bank may charge the Company a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. The Note provides for certain customary events of default, including (i) failing to make a payment when due under the Note, (ii) failure to do anything required by the Note or any other loan document, (iii) defaults of any other loan with the Bank, (iv) failure to disclose any material fact or make a materially false or misleading representation to the Bank or SBA, (v) default on any loan or agreement with another creditor, if the Bank believes the default may materially affect the Company’s ability to pay the Note, (vi) failure to pay any taxes when due, (vii) becoming the subject of a proceeding under any bankruptcy or insolvency law, having a receiver or liquidator appointed for any part of the Company’s business or property, or making an assignment for the benefit of creditors, (viii) having any adverse change in financial condition or business operation that the Bank believes may materially affect the Company’s ability to pay the Note, (ix) if the Company reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the Bank’s prior written consent, or (x) becoming the subject of a civil or criminal action that the Bank believes may materially affect the Company’s ability to pay the Note. Upon the occurrence of an event of default, the Bank has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

As of June 30, 2020, the outstanding unpaid principal balance was $3,191,700.

At June 30, 2020, the outstanding principal maturities of the amended long-term debts were as follows:

Years ending December 31,	Building Loan	PPP Loan	Total
Remainder of 2020	$2,102,126	$176,080	$2,278,206
2021	—	2,124,173	2,124,173
2022	—	891,447	891,447
	$2,102,126	$3,191,700	$5,293,826
Short-Term Loans	$2,102,126	$1,235,506	$3,337,632
Long-Term Loans	$—	$1,956,194	$1,956,194

Note 8. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to the short-term nature of these items. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the debt approximates fair value.

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

• Level I	Unadjusted quoted prices in active markets for identical assets or liabilities;

• Level II	Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

• Level III	Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities
2019 Warrant liability	$276,000	$—	$—	$276,000
Total common stock warrant liability	$276,000	$—	$—	$276,000

	Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities
2019 Warrant liability	$276,000	$—	$—	$276,000
2020 Warrant liability	261,000	—	—	261,000

Total common stock warrant liability	$537,000	$—	$—	$537,000

The fair value measurement of the 2019 and 2020 Warrants are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Binomial Option Pricing Model. Key assumptions include the volatility of the Company’s stock of approximately 41%, the Company’s stock price at valuation date of $0.54, expected dividend yield of 0.0% and weighted average risk-free interest rate of approximately 0.26%. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments, which are treated as liabilities, as follows:

	2019 Warrant		2020 Warrant
	Number of Warrants	Liability	Number of Warrants	Liability
		(in thousands)		(in thousands)
Balance at December 31, 2019	13,800,000	$276,000	—	$—
2020 Warrant Liability	—	—	8,700,000	261,000
Balance at June 30, 2020	13,800,000	$276,000	8,700,000	$261,000

Note 9: Commitments and Contingencies

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. We may also become party to litigation in federal and state courts relating to opioid drugs. Any litigation could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

On September 21, 2018, Nephron Pharmaceuticals Corporation, Nephron S.C., Inc., and Nephron Sterile Compounding Center LLC (collectively, “Nephron”) filed a lawsuit in the United States District Court for the Middle District of Florida, Orlando Division, alleging claims against our wholly owned subsidiary USC —and a USC employee who previously was an employee of Nephron. The original complaint asserted thirteen causes of action against the employee and USC alleging generally misappropriation of Nephron’s trade secrets. The plaintiffs subsequently amended their complaint to include Adamis as a defendant. After several motions to dismiss, only four claims remain from the third amended complaint: (1) misappropriation under the Federal Defend Trade Secrets Act, (2) breach of contract (against the employee only), (3) misappropriation under the Florida Uniform Trade Secrets Act, and (4) tortious interference with an advantageous business relationship. The gravamen of these claims is that the employee improperly misappropriated trade secret information from the employee’s former employer, Nephron, prior to starting employment at USC and that USC improperly recruited the employee for employment at USC. The third amended complaint further alleges that Adamis and USC aided in this misappropriation by “using and/or disclosing and/or retaining the same in an effort to unfairly compete against Nephron.” The third amended complaint seeks actual, compensatory, consequential, special, and punitive damages, attorneys’ fees and costs, prejudgment interest, preliminary and permanent injunctive relief, and other relief. On September 3, 2019, Adamis and USC answered denying the claims and asserting various defenses and affirmative defenses.

Fact discovery closed on March 2, 2020. Expert discovery, including regarding the alleged damages that Nephron seeks against Adamis and USC, occurred during the second quarter of 2020 and is scheduled to close near the end of August 2020. On May 6, 2020, Adamis and USC moved for summary judgment to dismiss the three claims that remain pending against them. The case is currently set for trial in January 2021. Adamis believes that Nephron’s claims are without merit and is vigorously defending against the allegations.

Note 10: Convertible Preferred Stock

June 2020 Series B Preferred Stock

In June 2020, the Company entered into a license agreement with Matrix Biomed, Inc. ("Matrix") to license rights under patents, patent applications and related know-how of Matrix relating to Tempol, an investigational drug. In consideration for Matrix providing the rights under its patent rights and related know-how relating to Tempol within the licensed fields, Adamis paid Matrix $250,000 and also issued to Matrix 1,000,000 shares of Adamis Series B Convertible Preferred Stock (“Series B Preferred”). The Series B Preferred is convertible into Common Stock at an initial conversion rate of 1-for-1. Each share of Series B Preferred will automatically convert into Common Stock after the occurrence of a Capital Event. “Capital Event” is defined as the filing and effectiveness of an amendment to the Company’s certificate of incorporation (or similar charter documents) to either (i) increase the number of shares of Common Stock the Company is authorized to issue or (ii) effect a reverse split of the Common Stock, in either event sufficient to permit the conversion in full of the Series B Preferred in accordance with its terms. The conversion rate of the Series B Preferred is subject to proportionate adjustments for stock splits, reverse stock splits and similar events, but is not subject to adjustment based on price anti-dilution provisions or other events. Except with respect to certain stock dividends or distributions payable in shares of Common Stock or certain other events affecting the Common Stock, holders of Series B Preferred are not entitled to receive any dividends paid on shares of the Common Stock, and no other dividends are payable on shares of Series B Preferred.

As of June 30, 2020, the Capital Event has not occurred and the 1,000,000 shares Series B Preferred remain outstanding.

Note 11: Common Stock

On February 25, 2020, the Company completed a registered direct offering of 11,600,000 shares of common stock, pursuant to its existing shelf registration statement and a prospectus supplement and accompanying prospectus, and a concurrent private placement of warrants to purchase 8,700,000 shares of common stock, to a small number of investors. The combined purchase price for one share and 0.75 warrant was $0.58, and the aggregate gross proceeds was $6,700,000, excluding any future proceeds from the potential exercise of the warrants and before deducting placement agent fees and other offering expenses of approximately $467,000 payable by the Company.  The warrants have an exercise price of $0.70 per share.  The warrants are exercisable commencing on the later of (i) six months from the date of issuance or (ii) the date that the Company’s stockholders approve a reverse stock split or an increase in the number of authorized shares of Common Stock of the Company in an amount sufficient to permit the exercise in full of all of the Warrants, and will expire five years after they become exercisable.  The placement agent in connection with the offering and received a fee equal to 6.0% of the gross proceeds of the securities sold in the offering and reimbursement of certain out-of-pocket expenses.

Note 12: Stock-based Compensation, Warrants and Shares Reserved

Stock Options

The following summarizes the stock option activity for the six months ended June 30, 2020 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2019	7,837,245	$4.40	6.01 years

Options Cancelled/Expired	(598,484)	5.09	—

Total Outstanding Vested and Expected to Vest as of June 30, 2020	7,238,761	$4.35	5.66 years

Vested at June 30, 2020	6,808,546	$4.43	5.53 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 7,238,761 and 7,837,245 stock options outstanding at June 30, 2020 and December 31, 2019 was $0, respectively. The aggregate intrinsic value of 6,808,546 and 6,917,685 stock options exercisable at June 30, 2020 and December 31, 2019 was $0, respectively.

Expense related to stock options for the three months ended June 30, 2020 and 2019 was approximately $292,000 and $883,000, respectively; and for the six months ended June 30, 2020 and 2019, expense related to stock options was approximately $722,000 and $2,059,000, respectively. As of June 30, 2020, the unamortized compensation expense related to stock options was approximately $674,000. The weighted-average period in years over which the remaining unamortized expense will be recognized is 0.65 years.

  The following table summarizes the RSUs outstanding at June 30, 2020 and December 31, 2019:

June 30, 2020	RSU Shares		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	150,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	114,071	(2)	$2.83	February 21, 2018
Company Executives and Employees	1,320,036	(3)	$3.09	January 30, 2019
Total RSUs	2,534,107

(1)	The RSUs have cliff vesting after seven years of continuous service from date of grant or upon change of control or upon death or disability.
(2)	The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.
(3)	The RSUs vest ratably quarterly over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

December 31, 2019	RSU Shares		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	150,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	228,141	(2)	$2.83	February 21, 2018
Company Executives and Employees	1,762,256	(3)	$3.09	January 30, 2019
Total RSUs	3,090,397

(1)	The RSUs have cliff vesting after seven years of continuous service from date of grant or upon change of control or upon death or disability.
(2)	The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.
(3)	The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

Expense related to RSUs for the three months ended June 30, 2020 and 2019 was approximately $823,000 and $882,000, respectively; and for the six months ended June 30, 2020 and 2019, expense related to RSUs was approximately $1,612,000 and $1,684,000, respectively. As of June 30, 2020, the unamortized compensation expense related to RSUs options was approximately $6,276,000. The weighted-average period in years over which the remaining unamortized expense will be recognized is 2.32 years.

The following summarizes warrants outstanding at June 30, 2020 and December 31, 2019:

	Warrant		Exercise Price	Date	Expiration
June 30, 2020	Shares		Per Share	Issued	Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2021
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000		$2.98	August 3, 2016	August 3, 2021
2019 Warrants	13,800,000	**	$1.15	August 5, 2019	August 5, 2024
2020 Warrants	8,700,000	***	$0.70	February 25, 2020	*
Total Warrants	24,634,670

*	These warrants will be exercisable commencing on the later of (i) six months from date of issuance or (ii) the date that the company’s stockholders approve a reverse stock split or an increase in the number of authorized shares of common stock of the company in an amount sufficient to permit the exercise in full of all of the 2020 warrants, and will expire on the five year anniversary of the date on which they are first exercisable.

**	As of June 30, 2020, the fair value of the warrant liability related to the 2019 Warrants was $276,000. See Note 1.

***	As of June 30, 2020, the fair value of the warrant liability related to the 2020 Warrants was $261,000. See Note 1.

December 31, 2019	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2021
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000		$2.98	August 3, 2016	August 3, 2021
2019 Warrants	13,800,000	*	$1.15	August 5, 2019	August 5, 2024
Total Warrants	15,934,670

*	As of December 31, 2019, the fair value of the warrant liability related to the 2019 Warrants was $276,000. See Note 1.

At June 30, 2020, the Company has reserved shares of common stock for issuance upon exercise of outstanding options including options granted under the 2009 Equity Incentive Plan, and warrants, and upon conversion of outstanding shares of convertible preferred stock, as follows:

Warrants	15,934,670	(1)
Restricted Stock Units (RSU)	2,534,107
2009 Equity Incentive Plan	7,238,761
Total Shares Reserved	25,707,538	(2)

(1)	Excluding 8,700,000 warrants issued in February 2020 that have an exercise contingency; these warrants will be exercisable commencing on the later of (i) six months from date of issuance or (ii) the date that the company’s stockholders approve a reverse stock split or an increase in the number of authorized shares of common stock of the company in an amount sufficient to permit the exercise in full of all of the February 2020 warrants.

(2)	Excludes 1,000,000 shares of Common Stock that are issuable upon conversion of 1,000,000 outstanding shares of Series B Preferred that are not convertible into Common Stock at June 30, 2020, but which are convertible into Common Stock upon and following the occurrence of certain future events.

Note 13: Segment Information

Commencing April 1, 2020, the Company transitioned reporting from one reportable segment to two reportable segments. In accordance with ASC 280, the Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance. The CODM views the Company as operating in two business segments: Drug Development and Commercialization, which includes out-licensing of the Company’s FDA approved products; and the Compounded Pharmaceuticals business. The Company’s CODM is the Chief Executive Officer (“CEO”). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon business units. Each segment is separately managed and is evaluated primarily upon segment net income (loss). The Company does not report balance sheet information by segment because the Company’s CODM does not review that information. The revenues of the Drug Development and Commercialization segment for the three months ended and six months ended June 30, 2020 and 2019 were all from the Sandoz distribution channel.

The following tables present a summary of the Company’s reporting segments for the three months and six months ended June 30, 2020 and 2019, respectively (unaudited):

	Three Months ended June 30, 2020			Three Months ended June 30, 2019
	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE, net	$721,435	$3,204,907	$3,926,342	$1,119,584	$4,645,315	$5,764,899
COST OF GOODS SOLD	1,840,402	2,843,433	4,683,835	1,141,028	2,524,537	3,665,565
Gross Profit	(1,118,967)	361,474	(757,493)	(21,444)	2,120,778	2,099,334

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,008,585	2,644,507	5,653,092	3,443,436	3,556,903	7,000,339
RESEARCH AND DEVELOPMENT	2,926,108	159,716	3,085,824	2,793,266	52,479	2,845,745
Impairment Expense - Contract Costs	1,750,000	—	1,750,000	—	—	—
Loss from Operations	$(8,803,660)	$(2,442,749)	$(11,246,409)	$(6,258,146)	$(1,488,604)	$(7,746,750)

OTHER INCOME (EXPENSE)
Interest Expense	(1,490)	(31,435)	(32,925)	—	(22,954)	(22,954)
Interest Income	9,602	7,019	16,621	33,117	1,000	34,117
Total Other Income (Expense)	8,112	(24,416)	(16,304)	33,117	(21,954)	11,163
Net (Loss) Before Income Taxes	$(8,795,548)	$(2,467,165)	$(11,262,713)	$(6,225,029)	$(1,510,558)	$(7,735,587)

	Six Months ended June 30, 2020			Six Months ended June 30, 2019
	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE, net	$1,228,719	$7,360,833	$8,589,552	$1,584,573	$9,086,098	$10,670,671
COST OF GOODS SOLD	3,573,185	4,797,694	8,370,879	1,529,401	5,761,632	7,291,033
Gross Profit	(2,344,466)	2,563,139	218,673	55,172	3,324,466	3,379,638

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,311,817	5,395,646	11,707,463	7,255,856	7,765,947	15,021,803
RESEARCH AND DEVELOPMENT	4,962,840	159,716	5,122,556	4,989,781	52,479	5,042,260
Impairment Expense - Goodwill	—	3,143,200	3,143,200	—	—	—
Impairment Expense - Contract Costs	1,750,000	—	1,750,000	—	—	—
Loss from Operations	$(15,369,123)	$(6,135,423)	$(21,504,546)	$(12,190,465)	$(4,493,960)	$(16,684,425)

OTHER INCOME (EXPENSE)
Interest Expense	(1,490)	(69,722)	(71,212)	—	(46,962)	(46,962)
Interest Income	32,657	7,019	39,676	107,495	1,000	108,495
Total Other Income (Expense)	31,167	(62,703)	(31,536)	107,495	(45,962)	61,533
Net (Loss) Before Income Taxes	$(15,337,956)	$(6,198,126)	$(21,536,082)	$(12,082,970)	$(4,539,922)	$(16,622,892)

The CODM is provided certain segment Cash Flow Information in connection with operating and investment decisions regularly. Accordingly, the following segment information is presented for Drug Development and Commercialization; and Compounded Pharmaceuticals.

	Three Months Ended June 30,
	2020	2019
Capital expenditures:
Drug Development and Commercialization	$260,427	$140,179
Compounded Pharmaceuticals	40,807	218,523
Total capital expenditures	$301,234	$358,702

	Six Months Ended June 30,
	2020	2019
Capital expenditures:
Drug Development and Commercialization	$319,513	$246,420
Compounded Pharmaceuticals	133,587	1,688,313
Total capital expenditures	$453,100	$1,934,733

	Three Months Ended June 30,
	2020	2019
Depreciation and amortization:
Drug Development and Commercialization	$565,882	$354,184
Compounded Pharmaceuticals	312,223	357,544
Total depreciation and amortization	$878,105	$711,728

	Six Months Ended June 30,
	2020	2019
Depreciation and amortization:
Drug Development and Commercialization	$1,171,452	$703,307
Compounded Pharmaceuticals	623,853	850,361
Total depreciation and amortization	$1,795,305	$1,553,668

Note 14: Subsequent Events

On August 5, 2020, the Company received a letter from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, the Company has regained compliance with Nasdaq’s minimum bid price requirement under Nasdaq's Marketplace Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market, and the matter is now closed.

In connection with the building loan described in Note 7, on August 12, 2020, the Bank indicated to the Company that it has approved an extension of the loan’s maturity date to August 8, 2021. The Company expects to enter into an amendment to the loan documents with the Bank.

ITEM  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory approvals; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we may require additional funding during 2020 to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2019 (sometimes referred to as the “2019 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in this Report and in the 2019 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2019 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including respiratory disease, allergy and opioid overdose. Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; SYMJEPI (epinephrine) Injection 0.15mg which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; a naloxone injection product candidate ("ZIMHI") based on the approved Symject™ injection device and intended for the treatment of opioid overdose for which the company submitted a New Drug Application, or NDA, in December 2018 and with respect to which the company received a Complete Response Letter, or CRL, from the FDA in November 2019 and responded to the CRL and resubmitted its NDA to the FDA in May 2020; a Beclomethasone metered dose inhaler product candidate (APC-1000) intended for the treatment of asthma for which the company submitted an Investigational New Drug application, or IND, in January 2018 and has initiated the start-up phase of  Phase 3 studies which has been suspended; and a fluticasone (APC-4000) dry powder inhaler, or DPI, product candidate for the treatment of asthma. In June 2020, we entered into a license agreement with a third party to license rights under patents, patent applications and related know-how relating to Tempol, an investigational drug. The exclusive license includes the worldwide use under the licensed patent rights and related rights for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection, as well as the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

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

Commencing April 1, 2020, we transitioned from one segment to two segments. From April 2020, we will manage our operations through two businesses: Drug Development and Commercialization, which includes the out-licensing the Company’s FDA approved products and the Compounded Pharmaceuticals. Information regarding revenue and operating income attributable to each of our businesses is included within Note 13 - Segment Information of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In July 2018, we entered into a Distribution and Commercialization Agreement with Sandoz Inc. (the “Sandoz Agreement”) to commercialize both of our SYMJEPI products. Under the terms of the agreement, we appointed Sandoz as the exclusive distributor of SYMJEPI in the United States and related territories, or the Sandoz Territory, in all fields including both the retail market and other markets, and granted Sandoz an exclusive license under our patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the product in the Sandoz Territory, subject to the provisions of the agreement, in partial consideration of an upfront fee by Sandoz and potential performance-based milestone payments. In January 2019, we announced that Sandoz had launched SYMJEPI (epinephrine) 0.3 mg Injection in the U.S. market, initially available in the institutional setting. On July 9, 2019, we announced the full launch (institutional and retail) by Sandoz of both dose forms of the SYMJEPI injection products. See Note 2 to the unaudited condensed consolidated financial statements for further information about the agreement.

On May 11, 2020, we announced that we entered into an agreement (the “Termination Agreement”) with Sandoz Inc. to terminate the Sandoz Agreement following an ignition transition period that ended as a result of the execution of a transition services agreement.  The Termination Agreement provides for the mutually agreed return to Adamis of the marketing, promotion, and distribution rights, and certain marketing and promotional materials, relating to the SYMJEPI products, and the termination of the Sandoz Agreement, supported by a transition services agreement that we entered into with Sandoz and USWM, LLC concerning certain transition services, activities and arrangements relating to the SYMJEPI products.  As part of the Termination Agreement, Sandoz will continue to support the products in the U.S. under the Sandoz Agreement through the end of the transition period to help reduce or minimize potential impacts to patients and customers.  The Termination Agreement also provides for a future resolution of any amounts that may be payable or owed with respect to the net sales and profit sharing provisions of the Sandoz Agreement, and for survival of certain provisions of the Sandoz Agreement.

 Also on May 11, 2020, we announced that we entered into an exclusive distribution and commercialization agreement (the “USWM Agreement”) with USWM, LLC (“USWM” or “US WorldMeds”) for the United States commercial rights for the SYMJEPI products, as well as for the Company’s ZIMHI™ (naloxone HCI Injection, USP) 5mg/0.5mL product candidate intended for the emergency treatment of opioid overdose.

Under the terms of the USWM Agreement, we appointed USWM as the exclusive distributor of Symjepi in the United States and related territories, or the Territory, effective upon the termination of the Sandoz Agreement, and of the ZIMHI product if approved by the FDA for marketing, and granted USWM an exclusive license under our patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the products in the Territory, subject to the provisions of the USWM Agreement, in partial consideration of an initial payment by USWM and potential regulatory and commercial based milestone payments totaling up to $26 million, if the milestones are achieved. There can be no assurances that any of these milestones will be met or that any milestone payments will be paid to us.  We retain rights to the intellectual property subject to the USWM Agreement and to commercialize both products outside of the Territory.  In addition, we may continue to use the licensed intellectual property (excluding certain of the licensed trademarks) to develop and commercialize other products (with certain exceptions), including products that utilize our Symject™ syringe product platform.

The USWM Agreement provides that, subject to certain adjustments, USWM will pay to us 50% of the net profit from net sales, as each such term is defined in the USWM Agreement, of the product in the Territory to third parties, determined on a quarterly basis. We will be the supplier of the products to USWM, and USWM will order and pay us a supply price for quantities of products ordered.

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

On December 31, 2018, we filed an NDA with the FDA relating to our higher dose naloxone injection product, ZIMHI, for the treatment of opioid overdose.  On November 22, 2019, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for ZIMHI.  The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission.  A CRL is issued by the FDA’s Center for Drug Evaluation and Research when it has completed its review of a file and questions remain that preclude the approval of the NDA in its current form.  The questions raised by the FDA related generally to Chemistry, Manufacturing and Controls (CMC). No other clinical safety or efficacy issues were raised.  In December 2019, we provided responses to the FDA to the comments included in the CRL. In February 2020, we had a Type A meeting with the FDA to discuss the company’s response to the CRL and the process and timeline for resubmission of the NDA to the FDA.  At the meeting, the company obtained concurrence from the agency on the Chemistry, Manufacturing and Controls, or CMC, information required for resubmission of the NDA, including additional information involving extractables and leachables testing from the syringe and glassware. On May 15, 2020, the company resubmitted to the FDA the NDA for ZIMHI.  The resubmitted NDA was intended to address the issues raised by the FDA in the CRL. The FDA has indicated that it considers the company’s resubmitted NDA as a complete, class 2 response to the CRL and has provided a user fee goal date under the Prescription Drug User Fee Act, or PDUFA, for a response by the FDA by November 15, 2020. However, the FDA’s review processes can extend beyond, and in some cases significantly beyond, anticipated completion dates due to the timing of the FDA’s review process, FDA requests for additional data, information, materials or clarification, difficulties scheduling an advisory committee meeting, FDA workload issues, extensions resulting from the submission of additional information or clarification regarding information already in the submission within the last three months of the target PDUFA date, or other reasons. As a result, the dates FDA review and action regarding our resubmitted NDA for ZIMHI or any other NDA that we may resubmit, or of regulatory approval, if obtained, and commercial introduction of our products could be delayed beyond our expectations. The development of an intramuscular injection of naloxone for the treatment of opioid overdose will require commercial scale manufacturing subject to review and approval by the FDA.

On May 11, 2020, we entered into an exclusive distribution and commercialization agreement with USWM for the United States commercial rights for the SYMJEPI products, as well as for the company’s ZIMHI product candidate.

Tempol (APC400)

On June 12, 2020, we entered into a license agreement with Matrix Biomed, Inc., or the Licensor, to license rights under patents, patent applications and related know-how of Licensor relating to Tempol, an investigational drug. The exclusive license includes the worldwide use under the licensed patent rights and related rights of Tempol for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection. In addition, the exclusive license includes the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer. In consideration for the Licensor providing the rights under its patent rights and related know-how relating to Tempol within the licensed fields, we paid Licensor $250,000 and also issued to the Licensor 1,000,000 shares of our Series B Convertible Preferred Stock.

Tempol is a redox cycling nitroxide that promotes the metabolism of many reactive oxygen species, or ROS, and improves nitric oxide bioavailability. It has been studied extensively in animal models of oxidative stress and inflammation. Overall, Tempol acts as both a super-oxide dismutase mimetic and also has anti-inflammatory activity. Inflammation and oxidative stress occur in various disease states including COVID-19. In July 2020, we submitted to the FDA a pre-IND package which provided a detailed protocol for a Phase II study examining Tempol in COVID-19 patients, and the FDA has provided comments regarding the prospective use of Tempol in a randomized placebo controlled trial. Adamis intends to proceed to the next step of preparing and submitting an IND to the FDA for Tempol, and to apply for funding pursuant to certain government programs to enable and support the necessary trials to determine the efficacy of Tempol as a therapeutic treatment for COVID-19.

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

In January 2018, we submitted an IND application to the FDA to begin Phase 3 efficacy studies for a new formulation of APC-1000. We received approval from the agency to proceed with the Phase 3 studies, and in December 2018, we initiated the start-up phase of the phase 3 studies of APC-1000. However, we have delayed the continuation of the start-up phase and start of patient enrollment for the studies, and have suspended the study, and have suspended the studies, in light of, among other factors, the availability of adequate funding to continue and complete the studies.  The timing of enrollment for, and the pace of conduct, progress, and completion of, such studies, and our decisions concerning such matters, are affected by a number of factors, including without limitation the availability of adequate funding, the absence of unexpected regulatory issues or delays, the time period required to enroll a sufficient number of patients in the study, and the time required to complete and analyze the results of the studies. As discussed elsewhere in this Report, we will require additional funding in 2020 to continue all of our anticipated product development activities, and product development times are subject to a number of risks and uncertainties, which can delay the actual development time beyond our estimates.

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

Going Concern and Management's Plan

The financial statements included elsewhere herein for the three and six months ended June 30, 2020, and our financial statements for the year ended December 31, 2019 and 2018, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of June 30, 2020, we had cash and cash equivalents of approximately $7.9 million, an accumulated deficit of approximately $203.9 million, and liabilities of approximately $16.6 million. We have incurred substantial recurring losses from operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In February 2020, we completed a registered direct offering of common stock, and a concurrent private placement of warrants, resulting in estimated net proceeds of approximately $6.2 million.  In April 2020, we secured an approximately $3.2 million Paycheck Protection Program, or PPP, loan provided for by the Coronavirus Aid, Relief and Economic Security Act and administered by the U.S. Small Business Administration, or SBA. However, we anticipate that we will need additional funding before the end of fiscal 2020 to continue operations, satisfy our obligations, fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the six months ended June 30, 2020, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds in 2020 from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources and revenues from existing agreements and sales of prescription compounded formulations, we would exhaust our resources and be unable to continue operations.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

Revenues. Consolidated revenues were approximately $3,926,000 and $5,765,000 for the three months ended June 30, 2020 and 2019, respectively. Consolidated revenues decreased approximately $1,839,000 in the second quarter of 2020 compared to the comparable period of 2019.

Revenues of our Drug Development and Commercialization business conducted by Adamis were approximately $721,000 and $1,120,000 for the three months ended June 30, 2020 and 2019, respectively. Revenue relating to the sales of SYMJEPI (epinephrine) Injection .3mg and .15mg decreased approximately $399,000 primarily due to matters relating to the transition of commercialization and marketing rights to the SYMJEPI products from Sandoz to USWM.

Revenues of our Compounded Pharmaceuticals business conducted through USC were approximately $3,205,000 and $4,645,000 for the three months ended June 30, 2020 and 2019, respectively. Restrictions on outpatient surgery and other medical procedures due to the COVID-19 pandemic resulted in a decline in sales of USC’s products of approximately $1,440,000.    The COVID-19 outbreak has adversely affected revenues from sales of USC products, in part due to reductions or cancellations of elective surgeries and reduction in office visits to physicians' offices, healthcare facilities or clinics by patients, and the resulting decreased demand by USC’s customers for certain of USC’s products, and will likely continue to adversely affect revenues from sales of USC products for a period of time which cannot be predicted. USC has added certain products to its product offerings, including hand sanitizer products, and certain pharmaceutical products that are in short supply but are not listed on FDA’s Drug Shortage List, some of which may be used in connection with treatment of acutely ill COVID-19 patients, although the COVID-19 outbreak could result in shortages or delays in our ability to obtain supplies relating to certain of these products.

Cost of Goods Sold. Consolidated cost of goods sold was approximately $4,684,000 and $3,666,000 for the three months ended June 30, 2020 and 2019, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for the three months ended June 30, 2020 was approximately (19)% compared to approximately 36% for the three months ended June 30, 2019.

Cost of goods sold of our Drug Development and Commercialization business conducted by Adamis was approximately $1,840,000 and $1,141,000 for the three months ended June 30, 2020 and 2019, respectively. The gross margin percentage for the three months ended June 30, 2020 was approximately (155)% compared to approximately (2)% for the three months ended June 30, 2019. Cost of goods sold for the second quarter of the 2020 period compared to the comparable period of 2019 increased primarily due to the increase of approximately $699,000 in direct materials, depreciation, maintenance fees and other related expenses associated with the production of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg.

Cost of goods sold of our Compounded Pharmaceuticals business conducted through USC was approximately $2,844,000 and $2,525,000 for the three months ended June 30, 2020 and 2019, respectively.  The gross margin percentage for the three months ended June 30, 2020 was approximately 11% compared to approximately 46% for the three months ended June 30, 2019. Obsolete inventory at the USC outsourcing facility increased approximately $875,000 due to the reduction in consumer demand for certain USC products as a result of the COVID-19 pandemic.  This amount was partially offset due to the decrease of approximately $556,000 in materials costs, compensation and other employee benefits, product devices, testing, freight, and repairs and maintenance as a result of the elimination of a second production shift at the USC outsourcing facility and the ceasing of sales of certain formulations at the USC outsourcing facility.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of depreciation and amortization, professional fees which include legal, accounting and audit fees, consulting and employee compensation. Consolidated SG&A expenses for the three months ended June 30, 2020 and 2019 were approximately $5,653,000 and $7,000,000, respectively.

SG&A expenses of our Drug Development and Commercialization business conducted by Adamis for the three months ended June 30, 2020 and 2019 were approximately $3,009,000 and $3,443,000, respectively. The decrease was primarily attributable to decreases in wages, benefits and other compensation expenses, patent expenses, consulting, outside services, professional fees, depreciation, selling and other related expenses of approximately $681,000. These amounts were partially offset by increases in professional fees and insurance expenses of approximately $247,000.

SG&A expenses of our Compounded Pharmaceuticals business conducted through USC for the three months ended June 30, 2020 and 2019 were approximately $2,644,000 and $3,557,000, respectively. The decrease was primarily attributable to decreases in wages, benefits and other compensation expenses, selling, professional fees, and consulting expenses of approximately $913,000.

Research and Development Expenses. Research and development, or R&D, costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Consolidated research and development expenses were approximately $3,086,000 and $2,846,000 for the three months ended June 30, 2020 and 2019, respectively.

Research and development expenses of our Drug Development and Commercialization business conducted by Adamis were approximately $2,926,000 and $2,793,000 for the three months ended June 30, 2020 and 2019, respectively. The increase in R&D expenses for the three months ended June 30, 2020, compared to the comparable 2019 period was primarily due to an increase of approximately $1,136,000 in development costs of Adamis products and product candidates, including Tempol and SYMJEPI. The increase was partially offset by a decrease of approximately $1,003,000 in development costs attributed to other Adamis product candidates, wages, benefits and other compensation expenses for research and development employees, consulting and recruitment expenses.

Research and development expenses of our Compounded Pharmaceuticals business conducted through USC were approximately $160,000 and $53,000 for the three months ended June 30, 2020 and 2019, respectively. USC’s R&D expenses for the three months ended June 30, 2020, compared to the comparable 2019 period, increased approximately $107,000 due to the testing of new products.

Impairment Expense.  Impairment expenses for the three months ended June 30, 2020 and 2019 were approximately $1,750,000 and $0, respectively.  As a result of entering into the Termination Agreement described above providing for the termination of the Sandoz Agreement with Sandoz, our financial results for the three months ending June 30, 2020, included an impairment of the Adamis capitalized cost to obtain a contract of $1,750,000.  For further information, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Report.

  Other Income (Expense). Other Income (Expenses) consists primarily of interest income and interest expense. Other income (expense) for the three months ended June 30, 2020 and 2019 was approximately ($16,000) and $11,000, respectively.  The decrease in other income and increase in other expense during the three-month period in 2020, compared to the same period in 2019, was primarily due to the decrease of approximately $17,000 in interest income and an increase of debt related expense of approximately $10,000.

Six Months Ended June 30, 2020 and 2019

Revenues. Consolidated revenues were approximately $8,590,000 and $10,671,000 for the six months ended June 30, 2020 and 2019, respectively.  Consolidated revenues decreased approximately $2,081,000 in the first six months of 2020 compared to the comparable period of 2019.

Revenues of our Drug Development and Commercialization business conducted by Adamis were approximately $1,229,000 and $1,585,000 for the six months ended June 30, 2020 and 2019, respectively. Revenue relating to the sales of SYMJEPI (epinephrine) Injection .3mg and .15mg decreased approximately $356,000 primarily due to matters relating to the transition of commercialization and marketing rights to the SYMJEPI products from Sandoz to USWM.

Revenues of our Compounded Pharmaceuticals business conducted through USC were approximately $7,361,000 and $9,086,000 for the six months ended June 30, 2020 and 2019, respectively.  Restrictions on outpatient surgery and other medical procedures due to the COVID-19 pandemic resulted in a decline in sales of USC’s products of approximately $1,609,000.  Approximately $191,000 of the decrease in revenues was due to the ceasing of sales of certain USC non-sterile formulations and products. These amounts were partially offset by an increase of approximately $75,000 in sales of USC’s veterinary products.  The COVID-19 outbreak has adversely affected revenues from sales of USC products, in part due to reductions or cancellations of elective surgeries and reduction in office visits to physicians' offices, healthcare facilities or clinics by patients, and the resulting decreased demand by USC’s customers for certain of USC’s products, and will likely continue to adversely affect revenues from sales of USC products for a period of time which cannot be predicted. USC has added certain products to its product offerings, including hand sanitizer products, and certain pharmaceutical products that are in short supply but are not listed on FDA’s Drug Shortage List, some of which may be used in connection with treatment of acutely ill COVID-19 patients, although the COVID-19 outbreak could result in shortages or delays in our ability to obtain supplies relating to certain of these products.

Cost of Goods Sold. Consolidated cost of goods sold was approximately $8,371,000 and $7,291,000 for the six months ended June 30, 2020 and 2019, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for the six months ended June 30, 2020 was approximately 3% compared to approximately 32% for the six months ended June 30, 2019.

Cost of goods sold of our Drug Development and Commercialization business conducted by Adamis was approximately $3,573,000 and $1,529,000 for the six months ended June 30, 2020 and 2019, respectively. The gross margin percentage for the six months ended June 30, 2020 was approximately (191)% compared to approximately 3% for the six months ended June 30, 2019. Cost of goods sold for the six-month 2020 period compared to the six-month period of 2019 increased primarily due to an increase of approximately $2,044,000 in direct materials, depreciation, maintenance fees and other related expenses associated with the production of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg.

Cost of goods sold of our Compounded Pharmaceuticals business conducted through USC was approximately $4,798,000 and $5,762,000 for the six months ended June 30, 2020 and 2019, respectively.  The gross margin percentage for the six months ended June 30, 2020 was approximately 35% compared to approximately 37% for the six months ended June 30, 2019. Obsolete inventory and other materials costs increased approximately $407,000 at the USC outsourcing facility and this amount was partially offset by a decrease of approximately $1,371,000 in wages, benefits and other compensation expenses, consulting services, product devices, testing, freight, repairs and maintenance and other related expenses as a result of the elimination of  a second shift at the USC outsourcing facility and the ceasing of sales of certain formulations at the USC outsourcing facility.

Selling, General and Administrative Expenses. SG&A expenses consist primarily of depreciation and amortization, professional fees which include legal, accounting and audit fees, consulting and employee compensation. Consolidated SG&A expenses for the six months ended June 30, 2020 and 2019 were approximately $11,707,000 and $15,022,000, respectively.

SG&A expenses of our Drug Development and Commercialization business conducted by Adamis for the six months ended June 30, 2020 and 2019 were approximately $6,312,000 and $7,256,000, respectively. The decrease was primarily attributable to decreases in wages, benefits and other compensation expenses of approximately $658,000, approximately $400,000 in patent expenses, and approximately $444,000 in consulting, outside services, depreciation, selling and other related expenses. These amounts were partially offset by increases in professional fees and insurance expenses of approximately $558,000.

SG&A expenses of our Compounded Pharmaceuticals conducted through USC for the six months ended June 30, 2020 and 2019 were approximately $5,395,000 and $7,766,000, respectively. The decrease was primarily attributable to decreases in wages, benefits and other compensation expenses of approximately $695,000, approximately $622,000 in selling expenses, approximately $519,000 of operational expenses relating to the ceasing of sales of certain USC products, approximately $510,000 in professional fees and consulting expenses, and approximately $229,000 in depreciation, repairs and maintenance, and other related expenses.  These amounts were partially offset by increases of approximately $204,000 in licenses, permits, bad debt expense and other related administrated expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $5,123,000 and $5,042,000 for the six months ended June 30, 2020 and 2019, respectively.

Research and development expenses of our Drug Development and Commercialization business conducted by Adamis were approximately $4,963,000 and $4,989,000 for the six months ended June 30, 2020 and 2019, respectively. R&D expenses of Adamis increased for the six months ended June 30, 2020, compared to the comparable 2019 period was primarily due to an increase of approximately $979,000 in development costs of our product candidate, Tempol and other product candidates.  These amounts were partially offset by a decrease of approximately $1,005,000 in development costs attributed to other product development expenses, compensation, consulting, and recruiting.

Research and development expenses of our Compounded Pharmaceuticals business conducted through USC were approximately $160,000 and $53,000 for the six months ended June 30, 2020 and 2019, respectively. R&D expenses of USC for the six months ended June 30, 2020, compared to the comparable 2019 period, increased approximately $107,000 due to the testing of new products.

Impairment Expense.   Impairment expenses for the six months ended June 30, 2020 and 2019 were approximately $4,893,000 and $0, respectively.  As described in Note 5 to the condensed consolidated financial statements included elsewhere herein, in light of recent events associated with the global spread of COVID-19 and other factors, the Company performed a goodwill impairment review as of March 31, 2020, and recorded a charge of approximately $3,143,000 for impairment of goodwill during the first three months of 2020. As a result of entering into the Termination Agreement described above providing for the termination of the Sandoz Agreement, our financial results for the six months ending June 30, 2020, included an impairment of the Adamis capitalized cost to obtain a contract of $1,750,000.  For further information, see Note 2 to the condensed consolidated financial statements included elsewhere in this Report.

Other Income (Expense). Other Income (Expenses) consists primarily of interest income and interest expense. Other income (expense) for the six months ended June 30, 2020 and 2019 was approximately ($32,000) and $62,000, respectively.  The decrease in other income and increase in other expense during the six-month period in 2020, compared to the same period in 2019, was primarily due to the decrease of approximately $69,000 in interest income and an increase of debt related expense of approximately $25,000.

Liquidity and Capital Resources

We have incurred net losses of approximately $21.5 million and $16.6 million for the six months ended June 30, 2020 and 2019, respectively. Since inception, and through June 30, 2020, we have an accumulated deficit of approximately $203.9 million. Since inception and through June 30, 2020, we have financed operations principally through debt financing and through public and private issuances of common stock and preferred stock. In February 2020, we completed a registered direct offering of 11,600,000 shares of common stock, and a concurrent private placement of warrants to purchase 8,700,000 shares of common stock, to a small number of accredited institutional investors, resulting in estimated net proceeds of approximately $6.2 million.

In April 2020, we secured an approximately $3.2 million Paycheck Protection Program (PPP) loan provided for by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and administered by the SBA. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the company (the “PPP Note”), to Arvest Bank, the Lender.  Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, unless sooner provided in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, we are obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Note, until the maturity date. The CARES Act and the PPP provide a mechanism for a borrower to apply for forgiveness of up to the full amount borrowed. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week or 24-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week or 24-week period will qualify for forgiveness. There is no assurance that we will apply for or be granted forgiveness of some or all of the amount of the PPP Loan. After the CARES Act was passed and we applied for and obtained the PPP Loan, the SBA issued new guidance that, among other things, questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP and be able to make the required certification that current economic uncertainty makes the loan request necessary to support the ongoing operations of the applicant. Subsequently, the Secretary of the Treasury and SBA has issued guidance that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness, and that all PPP loans in excess of $2 million, and other PPP loans as appropriate, will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the PPP Loan and could be subjected to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

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

Total assets were approximately $39.7 million and $47.8 million as of June 30, 2020 and December 31, 2019, respectively.   As of June 30, 2020, current liabilities exceed current assets by approximately $0.4 and as of December 31, 2019, current assets exceed current liabilities by approximately $4.5 million.

Net cash used in operating activities for the six months ended June 30, 2020 and 2019, was approximately $9.4 million and $12.7 million, respectively. Net cash used in operating activities decreased, as compared to 2019, primarily due to the increases in accounts receivable, deferred revenue and accrued expenses; and although there was an increase in operating losses for the first six months of 2020, it was offset by the non-cash impairment charges.

  Net cash used in investing activities was approximately $0.9 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. The net cash used in investing activities decreased primarily due to the reduction in purchases of additional equipment during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Net cash provided (used) in financing activities was approximately $9,372,000 and ($285,000) for the six months ended June 30, 2020 and 2019, respectively. Net cash flows provided by financing activities increased for the period ended June 30, 2020 due to the issuance of common stock and warrants generating net proceeds of approximately $6,233,000 and the proceeds of the PPP loan of approximately $3,192,000, partially offset by payment of loans and finance leases of approximately $53,000.  In the six months ended June 30, 2019, net cash used in financing activities of approximately $285,000 consisted of principal payments of finance leases and USC’s building and equipment loans.

As noted above under the heading “Going Concern and Management Plan,” through June 30, 2020, Adamis has incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations. Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional specialty pharmaceutical products and begin to realize revenues from sales of such additional products, and during this period Adamis could require additional funds. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. The company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities. As a result of the COVID-19 pandemic and actions taken to slow its spread, credit and financial markets have experienced material volatility, unemployment rates have materially increased, credit and financial markets have deteriorated, and economic growth has declined. There can be no assurance that further deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.

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

Off Balance Sheet Arrangements

At June 30, 2020, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls

There has been no change during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to reduce or minimize the impact on their design and operating effectiveness.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

We may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. We may also become party to litigation in federal and state courts relating to opioid drugs. Any litigation could divert management time and attention from Adamis, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

On September 21, 2018, Nephron Pharmaceuticals Corporation, Nephron S.C., Inc., and Nephron Sterile Compounding Center LLC (collectively, “Nephron”) filed a lawsuit in the United States District Court for the Middle District of Florida, Orlando Division, alleging claims against our wholly owned subsidiary USC —and a USC employee who previously was an employee of Nephron. The original complaint asserted thirteen causes of action against the employee and USC alleging generally misappropriation of Nephron’s trade secrets. The plaintiffs subsequently amended their complaint to include Adamis as a defendant. After several motions to dismiss, only four claims remain from the third amended complaint: (1) misappropriation under the Federal Defend Trade Secrets Act, (2) breach of contract (against the employee only), (3) misappropriation under the Florida Uniform Trade Secrets Act, and (4) tortious interference with an advantageous business relationship. The gravamen of these claims is that the employee improperly misappropriated trade secret information from the employee’s former employer, Nephron, prior to starting employment at USC and that USC improperly recruited the employee for employment at USC. The third amended complaint further alleges that Adamis and USC aided in this misappropriation by “using and/or disclosing and/or retaining the same in an effort to unfairly compete against Nephron.” The third amended complaint seeks actual, compensatory, consequential, special, and punitive damages, attorneys’ fees and costs, prejudgment interest, preliminary and permanent injunctive relief, and other relief. On September 3, 2019, Adamis and USC answered denying the claims and asserting various defenses and affirmative defenses.

Fact discovery closed on March 2, 2020. Expert discovery, including regarding the alleged damages that Nephron seeks against Adamis and USC, occurred during the second quarter of 2020 and is scheduled to close near the end of August 2020. On May 6, 2020, Adamis and USC moved for summary judgment to dismiss the three claims that remain pending against them. The case is currently set for trial in January 2021. Adamis believes that Nephron’s claims are without merit and is vigorously defending against the allegations.

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

We incurred a net loss of approximately $21.5 million and $29.3 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, and a net loss of approximately $39.0 million for the year ended December 31, 2018. At June 30, 2020, and December 31, 2019, we had cash and cash equivalents of approximately $7.9 million and $8.8 million, respectively, accounts receivable of approximately $1.4 million and $1.9 million, respectively, and liabilities of approximately $16.6 million and $11.8 million, respectively. The development of our business will require additional capital in 2020 and the future to help fund the development and commercialization of our products and product candidates and conduct research and development of other product candidates, as well as to fund capital expenditures and our ongoing operations at USC and satisfy our obligations and liabilities. In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital, and a number of factors limit or prevent our current ability to access capital markets. Delays in obtaining required funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

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

On October 11, 2019, we received a notice from the Nasdaq Listing Qualifications Department of The NASDAQ Capital Market (“Nasdaq”) that, because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) (the “Rule”) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice had no immediate effect on the listing or the trading of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until April 8, 2020, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. The Company received additional communications from Nasdaq in April 2020 that ultimately extended the deadline to regain compliance to December 21, 2020.

On August 5, 2020, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, the Company has regained compliance with Nasdaq’s minimum bid price requirement under Nasdaq’s Marketplace Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market, and the matter was now closed.

We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

We incurred net losses of approximately $21.5 million and $29.3 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, and a net loss of approximately $39.0 million for the year ended December 31, 2018.  From inception through June 30, 2020, we have an accumulated deficit of approximately $203.9 million.  We expect that these losses may increase as we continue our research and development activities, seek regulatory approvals for our product candidates and seek to commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

On May 15, 2020, we resubmitted to the FDA our NDA relating to our ZIMHI product, responding to matters raised in the FDA’s previous CRL regarding our original NDA for ZIMHI and matters discussed in our Type A meeting with the FDA concerning the CRL.  However, there are no assurances that the FDA will regard our resubmission as satisfactorily responding to the matters raised in the earlier CRL or in the Type A meeting, that the FDA will not issue another CRL, or that the FDA will not require additional studies or information.  Receipt of an additional CRL or other adverse action by the FDA concerning our resubmitted NDA could result in significant additional time and expense before our ZIMHI NDA is approved, if approved at all, and marketing of ZIMHI could commence, which could have a material adverse effect on our business, financial condition or results of operations.

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

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill and indefinite lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently, if indicators of impairment exist. Finite lived intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2020, in light of recent events associated with the global spread of COVID-19 and other factors, we performed a goodwill impairment interim review and recorded a charge of approximately $3,143,000 for impairment of goodwill during the first quarter of 2020. If in the future we determine that our intangible assets have become impaired, our total assets, financial results, and earnings could be adversely affected.

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

The Amended Loan Documents with the Bank include a variety of representations, warranties and covenants that we are required to comply with. If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law. At June 30, 2020, our aggregate indebtedness under the Amended Loan Documents was approximately $2,102,000.

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

In addition, in April 2020, we received $3,191,700 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company (the “PPP Note”), in the principal amount of $3,191,700, to Arvest Bank, the Lender.  Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, unless sooner provided in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Note, until the maturity date. The CARES Act and the PPP provide a mechanism for a borrower to apply for forgiveness of up to the full amount borrowed. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least certain specified percentages of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. There is no assurance that we will apply for or be granted forgiveness of some or all of the amount of the PPP Loan. After the CARES Act was passed and we applied for and obtained the PPP Loan, the SBA issued new guidance that, among other things, questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP and be able to make the required certification that current economic uncertainty makes the loan request necessary to support the ongoing operations of the applicant. Subsequently, the Secretary of the Treasury and SBA has issued guidance that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness, and that all PPP loans in excess of $2 million, and other PPP loans as appropriate, will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form.. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the PPP Loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

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

Further, the, the FDA seeks to limit, under Section 503A of the FDCA, the amount of compounded products that a pharmacy not registered as an outsourcing facility under Section 503B of the FDCA can dispense interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a Memorandum of Understanding (“MOU”) with each state setting forth limits on interstate compounding. The final draft of the MOU presented by the FDA in May 2020 proposed that interstate shipments of compounded drug units in excess of 50% of all compounded and non-compounded units dispensed or distributed by a 503A facility per month will trigger increased federal oversight, potential state investigation, and adverse event reporting requirements regarding prescriptions compounded in their respective states and dispensed or distributed out of state. The FDA stated in the final MOU that the document does not apply to outsourcing facilities or to veterinary drug products. Section 503A facilities in states that do not sign the MOU will be prohibited from distributing more than 5% of their compounded drugs out of state. As of the date of this Report, in part due to a reorganization of state government, USC does not know when the Arkansas State Board of Pharmacy, or its umbrella organization the Department of Health, will make a decision regarding the MOU. If the final MOU is not signed by the state of Arkansas, where USC is located, then interstate shipments of compounded preparations from a 503A facility will be limited to quantities not greater than 5% of total prescriptions dispensed or distributed by the 503A facility (the 5% rule).The FDA has announced a 365-day period for states to agree to the finalized MOU, after which it will begin to enforce the 5% rule. Even though the MOU is designated as “final,” the finalized MOU must first be reviewed and approved by the federal Office of Management and Budget before it is presented to the states for signature and execution. As of the date of this Report, we believe that the MOU is currently under review by OMB. FDA enforcement of either the 5% rule or the final MOU requirements could limit any interstate sales from a 503A facility. To the extent that USC's operations include sale of products pursuant to Section 503A, the limitations outlined above could apply to a portion of USC's business.

In January 2018, the FDA published a statement outlining its compounding priorities for 2018 (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. Included in the 2018 Compounding Plan were references to forthcoming regulations on compounding from bulk drug substances, determination of clinical need, and a revised memorandum of understanding between the FDA and State Boards of Pharmacy setting forth limits on interstate compounding under Section 503A of the FDCA. In keeping with this 2018 Compounding Plan, in March 2018 the FDA issued a draft guidance proposing a framework for determining the clinical need sufficient to permit an outsourcing facility to compound from bulk drug substances (“Bulks Guidance”), and in May 2020 the FDA issued a revised final MOU (“Revised Final MOU”). As with other FDA regulations and guidance, this guidance and MOU potentially could limit the number and type of products USC is permitted to compound as well as interstate shipping of compounded medications thereby adversely affecting sales of our compounded medications. The Bulks Guidance received numerous comments, and final guidance was published in March 2019 relating to the method by which the FDA will evaluate bulk drug substances for inclusion/exclusion on the final bulk substances lists. With the exception of two substances that have been excluded, the final bulk substances lists have not been developed and no timeline is currently available for which the lists are expected to be finalized. Until then, the interim bulk substances lists are effective, and USC does not compound with bulk drug substances not on the interim list as approved for use. We believe that the impact on USC and other 503B outsourcing facilities of the regulatory expectations regarding bulk substances will depend in part on how the guidance is implemented, interpreted and applied over time.

In November 2019, FDA issued a draft Guidance for Industry #256: Compounding Animal Drugs from Bulk Drug Substances (the “Draft GFI #256”). This guidance describes the FDA’s policy regarding the compounding of animal drugs from bulk substances and limits the circumstances in which a compounder may use bulk substances to compound animal medication.  Industry comments to the Draft GFI #256 are due by October 15, 2020. As with other FDA regulations and guidance, when finalized, this guidance could limit the number and type of products USC is permitted to compound for animal use.

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

The market price of our common stock may fluctuate substantially. For example, from January 2018 to June 30, 2020, the market price of our common stock has fluctuated between $0.27 and $5.10. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

There is no assurance that we will be able to maintain compliance with NASDAQ continued listing standards, and Nasdaq has the ability to suspend trading in our common stock or remove our common stock from listing on the Nasdaq Capital Market for a variety of reasons under its continued listing standards.  Any delisting from Nasdaq could result in further reductions in the market prices of our common stock, substantially limit the liquidity of our common stock, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all.  Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.  In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

As of June 30, 2020, we had 73,920,765 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of  June 30, 2020, we had reserved for issuance 7,238,761 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.35 per share, we had outstanding restricted stock units covering 2,534,107 shares of common stock, and we had outstanding exercisable warrants to purchase 15,934,670 shares of common stock at a weighted-average exercise price of $1.50 per share, excluding the 8,700,000 warrants issued in February 2020 that are not currently exercisable as of the date of this Report, see Note 12 to the consolidated financial statements included elsewhere herein. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options. In addition, there are 1,000,000 shares of Series B Preferred outstanding which are convertible into 1,000,000 shares of Common Stock following the occurrence of certain future events.

Some of our outstanding warrants may result in dilution to our stockholders.

As of June 30, 2020, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at an exercise price of $8.50 per share. As of June 30, 2020, 8,700,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, after the date that such warrants first become exercisable, at an exercise price of $0.70 per share, that we issued in a private placement transaction in February 2020; and 15,875,846 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following transactions: warrants to purchase 1,183,432 shares at an exercise price of $4.10 per share in our January 2016 Series A-1 Convertible Preferred Stock transaction; warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants; and warrants to purchase 13,800,000 shares of our common stock at an exercise price of $1.15 per share in our August 2019 underwritten public offering of common stock and warrants.

Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of June 30, 2020, our directors, executive officers and their respective affiliates owned approximately 1.2% of our outstanding shares of common stock and based on a Schedule 13G filed February 28, 2020, our largest stockholder owned approximately 7.9% of the outstanding shares of our common stock as of such date. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our Bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for a wide variety of disputes between us and our stockholders, and that the federal district courts of the United States of the America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Exclusive forum provisions in our Bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Bylaws, as amended, provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders, including (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders; (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Delaware General Corporation Law, the certificate of incorporation or the Bylaws of the Company, or as to which the Delaware General Corporation Law confers jurisdiction on the Courts of Chancery of the State of Delaware; or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants (including without limitation as a result of the consent of such indispensable party to the personal jurisdiction of such court). The Bylaws provide that the foregoing provisions do not apply to actions or suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Bylaws do not relieve us of our duties to comply with federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. In addition, our Bylaws, as amended, provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and to have consented to these provisions.

Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act. There is uncertainty as to whether a court (other than state courts in the State of Delaware, where the Supreme Court of the State of Delaware decided in March 2020 that exclusive forum provisions for causes of action arising under the Securities Act are facially valid under Delaware law) would enforce forum selection provisions and whether investors can waive compliance with the federal securities laws and the rules and regulations thereunder. We believe the forum selection provisions in Bylaws, as amended, may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against us and/or our directors, officers and employees as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers or employees. In addition, stockholders who do bring a claim in the Court of Chancery in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a future court could find the choice of forum provisions contained in our Bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning our sales of unregistered securities during the quarter ended June 30, 2020, has previously been reported in reports on Form 8-K that we filed during that quarter.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM  6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

3.1	Certification of Designation. (1)

3.2	Bylaws of the Company. (2)

4.1	Description of the Registrant’s Common Stock. (5)

10.1*+	Termination and Transfer Agreement between Sandoz Inc. and the Company.

10.2*+	Transition Service Agreement between USWM, LLC, the Company and Sandoz Inc. dated May 11, 2020.

10.3*+	License Agreement between the Company and Matrix Biomed, Inc.

10.4**	Adamis Pharmaceuticals Corporation Bonus Plan. (3)

10.5	Promissory Note dated April 10, 2020. (4)

10.6*	Distribution and Commercialization Agreement between the Company and USWM, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

**	Represents a compensatory plan or arrangement.

+	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Report on Form 8-K filed with the Commission on June 6, 2020.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Report on Form 8-K filed with the Commission on June 22, 2020.

(3)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed with the Commission on June 22, 2020.

(4)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed with the Commission on April 15, 2020.

(5)	Incorporated by reference to Exhibit 4.6 filed with the Report on Form 8-K filed with the commission on June 22, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: August 17, 2020	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: August 17, 2020	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Senior Vice President, Finance and Chief Financial Officer

