Form 10-Q
period 2020-09-30
Adamis Pharmaceuticals Corp
filed 2020-11-09
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 5, 2020, was 93,657,628.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$12,377,183	$8,810,636
Accounts Receivable, net	928,547	1,877,655
Inventories	2,056,340	2,061,097
Prepaid Expenses and Other Current Assets	1,776,864	1,127,322
Total Current Assets	17,138,934	13,876,710
LONG TERM ASSETS
Intangible Assets, net	9,683,387	11,127,562
Goodwill	4,497,422	7,640,622
Fixed Assets, net	11,000,774	11,667,416
Right-of-Use Assets	1,537,317	1,873,552
Other Non-Current Assets	54,655	1,654,655
Total Assets	$43,912,489	$47,840,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,100,964	$4,267,654
Deferred Revenue, current portion	140,079	115,671
Accrued Other Expenses	2,806,650	2,428,619
Accrued Bonuses	1,442,959	—
Lease Liabilities, current portion	465,831	444,621
Bank Loan - Building & Equipment	2,092,111	2,153,182
Paycheck Protection Plan (PPP) Loan	1,767,185	—
Warrant Liabilities, at fair value	1,161,000	—
Total Current Liabilities	12,976,779	9,409,747

LONG TERM LIABILITIES
Deferred Revenue, net of current portion	875,000	800,000
Deferred Tax Liability, net	112,530	112,530
Lease Liabilities, net of current portion	1,128,623	1,480,996
PPP Loan, net of current portion	1,424,515	—
Total Liabilities	16,517,447	11,803,273

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value $.0001; 10,000,000 Shares Authorized; Series A-2 Convertible, Zero and Zero Issued and Outstanding at September 30, 2020 (Unaudited) and December 31, 2019, Respectively.	—	—
Common Stock - Par Value $.0001; 200,000,000 Shares Authorized; 94,180,585 and 62,352,465 Issued, 93,657,628 and 61,829,508 Outstanding at September 30, 2020 (Unaudited) and December 31, 2019, Respectively.	9,418	6,235
Additional Paid-in Capital	238,726,680	218,350,785
Accumulated Deficit	(211,335,806)	(182,314,526)
Treasury Stock, at cost - 522,957 and 522,957 Shares at September 30, 2020 (Unaudited) and December 31, 2019, Respectively.	(5,250)	(5,250)
Total Stockholders’ Equity	27,395,042	36,037,244
	$43,912,489	$47,840,517

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$4,300,513	$5,902,975	$12,890,065	$16,573,647
COST OF GOODS SOLD	3,646,342	3,988,962	12,017,221	11,279,994
Gross Profit	654,171	1,914,013	872,844	5,293,653

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,793,958	5,300,107	17,501,421	20,321,912
RESEARCH AND DEVELOPMENT	1,699,410	3,318,743	6,821,966	8,361,003
IMPAIRMENT EXPENSE - Goodwill	—	—	3,143,200	—
IMPAIRMENT EXPENSE - Write-off of Contract Asset	—	—	1,750,000	—
LOSS ON IMPAIRMENT OF INVENTORIES	—	303,568	—	303,568
Loss from Operations	(6,839,197)	(7,008,405)	(28,343,743)	(23,692,830)
OTHER INCOME (EXPENSE)
Interest Expense	(46,043)	(21,935)	(117,255)	(68,897)
Interest/Other Income	24,042	30,589	63,718	139,084
Change in Fair Value of Warrant Liabilities	(624,000)	—	(624,000)	—
Total Other Income (Expense), net	(646,001)	8,654	(677,537)	70,187
Net Loss	$(7,485,198)	$(6,999,751)	$(29,021,280)	$(23,622,643)

Basic and Diluted Loss Per Share:

Basic and Diluted Loss Per Share	$(0.10)	$(0.12)	$(0.40)	$(0.47)

Basic and Diluted Weighted Average Shares Outstanding	76,044,862	56,283,832	72,137,685	50,411,038

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
For the Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance June 30, 2020	1,000,000	$100	74,443,722	$7,444	$226,969,294	522,957	$(5,250)	$(203,850,608)	$23,120,980
Series B Convertible Preferred Stock Conversion to Common Stock	(1,000,000)	(100)	1,000,000	100	—	—	—	—	—
Common Stock Issued, Net of Issuance Costs of $839,387	—	—	18,548,386	1,855	10,658,757	—	—	—	10,660,612
Issuance of Restricted Stock Units (RSUs)	—	—	188,477	19	(19)	—	—	—	—
Share Based Compensation	—	—	—	—	1,098,648	—	—	—	1,098,648
Net Loss	—	—	—	—	—	—	—	(7,485,198)	(7,485,198)
Balance September 30, 2020	—	$—	94,180,585	$9,418	$238,726,680	522,957	$(5,250)	$(211,335,806)	$27,395,042
For the Three Months Ended September 30, 2019
Balance June 30, 2019	—	$—	48,161,066	$4,816	$203,439,869	522,957	$(5,250)	$(169,630,649)	$33,808,786
Common Stock Issued, Net of Issuance Costs of $1,012,130	—	—	13,800,000	1,380	12,786,490	—	—	—	12,787,870
Issuance of Restricted Stock Units (RSUs)	—	—	195,700	20	(20)	—	—	—	—
Share Based Compensation	—	—	—	—	702,567	—	—	—	702,567
Net Loss	—	—	—	—	—	—	—	(6,999,751)	(6,999,751)
Balance September 30, 2019	—	$—	62,156,766	$6,216	$216,928,906	522,957	$(5,250)	$(176,630,400)	$40,299,472
For the Nine Months Ended September 30, 2020
Balance December 31, 2019	—	$—	62,352,465	$6,235	$218,350,785	522,957	$(5,250)	$(182,314,526)	$36,037,244
Common Stock Issued, Net of Issuance Costs of $1,334,289	—	—	30,148,386	3,016	16,890,695	—	—	—	16,893,711
Series B Convertible Preferred Stock Issued	1,000,000	100	—	—	589,900	—	—	—	590,000
Preferred Stock Conversion to Common Stock	(1,000,000)	(100)	1,000,000	100	—	—	—	—	—
Issuance of Restricted Stock Units (RSUs)	—	—	679,734	67	(67)	—	—	—	—
Share Based Compensation	—	—	—	—	3,432,367	—	—	—	3,432,367
Net Loss	—	—	—	—	—	—	—	(29,021,280)	(29,021,280)
Out of Period Adjustment (see note 1)	—	—	—	—	(537,000)	—	—	—	(537,000)
Balance September 30, 2020	—	$—	94,180,585	$9,418	$238,726,680	522,957	$(5,250)	$(211,335,806)	$27,395,042
For the Nine Months Ended September 30, 2019
Balance December 31, 2018	—	$—	47,814,315	$4,781	$199,696,656	522,957	$(5,250)	$(153,004,370)	$46,691,817
Cumulative Effect from Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	—	—	—	(3,387)	(3,387)
Common Stock Issued, Net of Issuance Costs of $1,012,130	—	—	13,800,000	1,380	12,786,490	—	—	—	12,787,870
Issuance of Restricted Stock Units (RSUs)	—	—	542,451	55	(55)	—	—	—	—
Share Based Compensation	—	—	—	—	4,445,815	—	—	—	4,445,815
Net Loss	—	—	—	—	—	—	—	(23,622,643)	(23,622,643)
Balance September 30, 2019	—	$—	62,156,766	$6,216	$216,928,906	522,957	$(5,250)	$(176,630,400)	$40,299,472

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(29,021,280)	$(23,622,643)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Stock Based Compensation	3,432,367	4,445,815
Acquired IPR&D	840,000	—
Provision for Bad Debts	99,493	13,087
Provision for Excess and Obsolete Inventory	1,294,786	717,678
Change in Fair Value of Warrant Liabilities	624,000	—
Non-Cash Operating Lease Expense	5,062	14,481
Depreciation and Amortization Expense	2,692,692	2,252,317
Impairment of Inventory	—	303,568
Impairment of Goodwill	3,143,200	—
Impairment of Contract Assets	1,750,000	—
Gain on Sale of Fixed Assets	—	(9,000)
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable - Trade	849,615	(1,518,823)
Inventories	(1,290,029)	(256,283)
Prepaid Expenses and Other Current Assets	(849,542)	1,066,816
Increase (Decrease) in:
Accounts Payable	(980,504)	(420,027)
Deferred Revenue	99,408	(63,661)
Accrued Other Expenses and Bonuses	1,820,990	129,101
Net Cash Used in Operating Activities	(15,489,742)	(16,947,574)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(714,697)	(2,564,967)
Purchase of IPR&D	(250,000)	—
Net Cash Used in Investing Activities	(964,697)	(2,564,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	18,228,000	13,800,000
Costs of Issuance of Common Stock	(1,334,289)	(1,012,130)
Principal Payment of Finance Leases	(3,354)	(54,257)
Proceeds of PPP Loan	3,191,700	—
Payment of Bank Loans	(61,071)	(370,800)
Net Cash Provided by Financing Activities	20,020,986	12,362,813
Increase (Decrease) in Cash and Cash Equivalents	3,566,547	(7,149,728)
Cash and Cash Equivalents:
Beginning	8,810,636	19,271,642
Ending	$12,377,183	$12,121,914

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$11,300	$9,717
Cash Paid for Interest	$103,133	$70,368
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES
Decrease in Accrued Capital Expenditures	$(186,186)	$(408,299)
Series B Preferred Stock Issuance for License Agreement	$590,000	$—

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

On January 30, 2020, the World Health Organization (“WHO”) declared that the recent novel coronavirus ("COVID-19") outbreak was a global health emergency, which prompted national governments to begin putting actions in place to slow the spread of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. The governmental actions and the widespread economic disruption arising from the pandemic have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

Segment Reporting

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. Commencing April 1, 2020, our management, including the chief executive officer, who is our chief operating decision maker (“CODM”), began managing our operations as operating in two business segments: Drug Development and Commercialization which includes without limitation out-licensing the Company’s FDA approved products; and Compounded Pharmaceuticals which includes the Company’s registered outsourcing facility, based on changes to the way that management monitors performance, aligns strategies, and allocates resources results. We determined that each of these operating segments represented a reportable segment. These consolidated financial statements and related footnotes, including prior year financial information, are presented as if there were two reporting segments for all periods presented, to the extent described in Note 13. We are a specialty biopharmaceutical company focused on developing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease; and a registered drug compounding outsourcing facility, which compounds sterile prescription medications and certain nonsterile preparations and compounds for human and veterinary use by patients, physician clinics, hospitals, surgery centers, vet clinics and other clients throughout most of the United States.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $12,377,183 and $8,810,636 at September 30, 2020 and December 31, 2019, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need significant funding in 2021 for future operations and the expenditures that it believes will be required to support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements for the nine months ended September 30, 2020, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property or other assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives. In addition, the COVID-19 outbreak has resulted in a severe economic downturn, has significantly affected the financial markets of many countries and has had an adverse impact on the Company.  In light of the current economic downturn that we believe affected the trading prices of our common stock, we determined that it was more likely than not that the fair value of our subsidiary, U.S. Compounding, Inc., or USC,  was less than its carrying value, which triggered the Company to perform an interim impairment assessment as of March 31, 2020 to test the carrying value of goodwill resulting in approximately $3,143,000 of goodwill impairment charges. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.

Basic and Diluted Loss per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants, convertible notes, convertible preferred stock and other potential dilutive common stock. Except as noted below, the effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the three and nine month periods ended September 30, 2020 and September 30, 2019 consist of outstanding warrants (24,634,670 and 15,934,670, respectively), outstanding options (6,590,387 and 8,096,822, respectively), and outstanding restricted stock units (2,345,630 and 3,286,096, respectively).

Prior Periods Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation related to the amortization of the cost to obtain a contract included in prepaid expenses and other current assets in the unaudited condensed consolidated statement of cash flows, and had no effect on cash used in operations or statement of cash flows for the period ended September 30, 2019. The reclassification has no effect on the consolidated balance sheet as of December 31, 2019, or the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019.

Out of Period Adjustments

It was determined during the review of the second quarter 2020 financial statements that the warrants  issued by the Company as part of a financing transaction in August 2019 (the “2019 Warrants”) (i) are presumed to require the Company to issue registered shares when the 2019 Warrants are exercised and (ii) the agreement does not specify whether the 2019 Warrants prohibit net cash settlement or require an alternative form of share settlement if there are insufficient registered shares available to be issued upon the holder’s exercise.  This requires the Company to account for the 2019 warrants as liability instruments due to the assumed cash settlement based on ASC 815, Derivatives and Hedging. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the related impact was not material to results of operations or financial position for any prior annual or interim period or future annual period. The approximate fair value of the 2019 Warrants at issuance was approximately $828,000 and was approximately $276,000 , $138,000 and $276,000 at December 31, 2019, March 31, 2020 and June 30,2020, respectively. We corrected this immaterial error in the three and six months ended June 30, 2020 (prior periods were not revised to reflect the immaterial errors) to reflect the fair value of the warrant liability at June 30, 2020 in the amount of $276,000. The gain on remeasurement of the warrant liability in the amount $552,000 as of December 31, 2019 was not recorded because the amount was deemed immaterial. As of September 30, 2020 and June 30,2020, the fair value of the 2019 Warrants was approximately $552,000 and $276,000, respectively.

It was also determined that the warrants issued in February 2020 (the “2020 Warrants”) contain certain clauses that may require cash settlement in certain circumstances and as of the date of issuance the Company did not have adequate authorized shares available to be issued upon the exercise of the 2020 Warrants, although adequate authorized shares are now available, see Note 12. The clauses that may require cash settlement requires the Company to account for the 2020 Warrants as liability instruments. The Company evaluated this error and determined that the related impact, including the cumulative impact of the 2019 Warrants above, was not material to the operating results or financial position of the Company for the three months ended March 31, 2020. The fair value of the 2020 warrants at issuance was approximately $261,000 and was approximately $174,000 and $261,000 at March 31, 2020 and June 30, 2020, respectively. To correct this immaterial error the Company recorded an out of period adjustment in the three months ended June 30, 2020 to additional paid-in capital in the amount of $261,000 and a gain of $87,000, which represents the gain due to the change in fair value of the warrants from the date of issuance to the period ended March 31, 2020. As of September 30, 2020 and June 30, 2020, the fair value of the 2020 Warrants was approximately $609,000 and $261,000, respectively.

Deferred revenue in prior periods has been adjusted to reflect short-term and long-term portion of the liability. This adjustment had no effect on the total liability or income (loss) for any period presented.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses. ASU No. 2016-13 is intended to provide users of financial statements with more decision-useful information about credit losses on financial instruments that are expected, but do not yet meet the “probable” threshold. This Update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. ASU No. 2016-13 was effective for fiscal years beginning after December 15, 2019 and did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s new revenue standard (Topic 606). Such guidance clarifies revenue recognition and financial statement presentation for transactions between collaboration participants. ASU 2018-18 is effective for the Company in the first quarter of 2020, with early adoption permitted. The standard requires retrospective application to the date we adopted Topic 606, January 1, 2018. The adoption had no significant impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (GAAP). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company plans to adopt early and is assessing the impact that the adoption of ASU 2020-06 will have on the consolidated balance sheet and consolidated statement of operations. The early adoption is expected to affect warrants and warrants liabilities as noted below.

The Company has issued and outstanding Warrants that contain certain clauses that may require cash settlement in in certain circumstances. As of September 30, 2020, the Company has included Warrant Liabilities of $1,161,000. The Warrant Liabilities balance on December 31, 2020 will be adjusted to equity upon early adoption in January 2021.

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Adamis is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease. The Company’s subsidiary U.S. Compounding, Inc. or USC, provides compounded sterile prescription medications and certain nonsterile preparations and compounds, for human and veterinary use by patients, physician clinics, hospitals, surgery centers, vet clinics and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables.

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

Termination of the Distribution and Commercialization Agreement for SYMJEPI with Sandoz Inc.

On May 11, 2020, the Company entered into an agreement (the “Termination Agreement”) with Sandoz Inc. to terminate the Distribution and Commercialization Agreement dated as of July 1, 2018 (the “Sandoz Agreement”) and entered into between the Company and Sandoz, following an initial transition period which has ended as a result of the execution of a transition services agreement, and reacquire rights to the SYMJEPI products.   The Termination Agreement provided for the mutually agreed return to Adamis of the marketing, promotion, and distribution rights, and certain marketing and promotional materials, relating to the SYMJEPI products, and the termination of the Sandoz Agreement, supported by a transition services agreement that the Company entered into with Sandoz and USWM, LLC (“USWM” or “US WorldMeds”), concerning certain transition services, activities and arrangements relating to the SYMJEPI products.  As part of the Termination Agreement, Sandoz continued to support the products in the U.S. under the Sandoz Agreement through the end of the transition period to help reduce or minimize any potential impact to patients and customers.  The Termination Agreement also provided for a future resolution of any amounts that may be payable or owed with respect to the net sales and profit sharing provisions of the Sandoz Agreement, and for survival of certain provisions of the Sandoz Agreement. As a result of entering into the Termination Agreement with Sandoz, the Company’s financial results for the quarter ending June 30, 2020, included an impairment of the capitalized cost to obtain a contract of $1,750,000.

Entering Into an Exclusive Distribution and Commercialization Agreement for SYMJEPI and ZIMHI with US WorldMeds

On May 11, 2020, the Company also entered into an exclusive distribution and commercialization agreement (the “USWM Agreement”) with USWM for the United States commercial rights for the SYMJEPI products, as well as for the Company’s ZIMHI™ (naloxone HCI Injection, USP) 5mg/0.5mL product candidate intended for the emergency treatment of opioid overdose.

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

Compounded Pharmaceuticals Facility Revenue Recognition

With respect to sales of prescription compounded medications by the Company’s USC subsidiary, revenue arrangements consist of a single performance obligation which is satisfied at the point in time when goods are delivered to the customer. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer which is the price reflected in the individual customer’s order. Additionally, the transaction price for medication sales is adjusted for estimated product returns that the Company expects to occur under its return policy. The estimate is based upon historical return rates, which has been immaterial.  The Company does not have a history of offering a broad range of price concessions or payment term changes, however, when the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.  Variable consideration is not a significant component of the transaction price for sales of medications by USC.

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

The following table presents the Company’s revenues disaggregated by outsourced manufacturing, sterile and non-sterile regulatory environments for the three months and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2020	2019	2020	2019
Drug Development & Commercialization:
Outsourced Manufacturing	$868,077	$1,347,157	$2,096,796	$2,931,730
Compounded Pharmaceuticals:
Sterile	2,240,150	3,370,365	7,247,927	9,869,180
Non-Sterile	1,192,286	1,185,453	3,545,342	3,772,737
Total Compounded Pharmaceuticals Revenues	3,432,436	4,555,818	10,793,269	13,641,917
Total	$4,300,513	$5,902,975	$12,890,065	$16,573,647

The Company’s revenues relating to its FDA approved product SYMJEPI are dependent on an exclusive distribution agreement with USWM, which replaced the previous Sandoz Agreement in May 2020, and the Company’s pharmacy formulations rely, in large part, on sales generated from clinics and hospital customers. Adverse economic conditions pose a risk that the Company’s customers may reduce or cancel spending, which would impact the Company’s revenues. The COVID-19 outbreak has adversely affected revenues from sales of USC products, in part due to reductions or cancellations of elective surgeries and reduction in office visits to physicians’ offices, healthcare facilities or clinics by patients, and the resulting decreased demand by USC’s customers for certain of USC’s products, and will likely continue to adversely affect revenues from sales of USC products for a period of time which cannot be predicted.

The following table presents the Company’s revenue disaggregated by end market for the three months and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2020	2019	2020	2019
Drug Development & Commercialization:
Distribution Channel - Sandoz	$868,077	$1,347,157	$2,096,796	$2,931,730
Compounded Pharmaceuticals:
Clinics/Hospitals	3,308,801	4,384,693	10,251,475	12,857,766
Direct to Patients	123,635	171,125	541,794	784,151
Total Compounded Pharmaceuticals Revenues	3,432,436	4,555,818	10,793,269	13,641,917
Total	$4,300,513	$5,902,975	$12,890,065	$16,573,647

Deferred Revenue

Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers. For the three months ended September 30, 2020 and 2019, $467,925 and $39,296 of the revenues recognized were reported as deferred revenue as of June 30, 2020 and 2019, respectively, and for the nine months ended September 30, 2020 and 2019, $940,671 and $86,246 of the revenues recognized were reported as deferred revenue as of December 31, 2019 and 2018, respectively. Included in the deferred revenue balance at September 30, 2020 and December 31, 2019 was $0 and $900,000, respectively, relating to the non-refundable upfront payment received from Sandoz pursuant to the Sandoz Agreement; and another $975,000 included in the deferred revenue balance at September 30, 2020 was for the non-refundable upfront payment received from USWM pursuant to the USWM Agreement.  On May 11, 2020, the Company entered into a termination agreement with Sandoz which resulted in the acceleration of recognition of the upfront payment from Sandoz to revenue over the transition service agreement period.

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

The Company capitalized the $2.0 million fee paid to a financial advisor as an incremental cost of obtaining a contract to commercialize and distribute the Company’s first FDA approved product SYMJEPI with Sandoz. On May 11, 2020, the Company entered into a termination agreement with Sandoz. As a result of entering into the termination agreement, the Company determined that its financial results for the quarter ending June 30, 2020 include recognition of a full $1,750,000 impairment of the capitalized cost to obtain a contract that was reflected on its condensed consolidated balance sheet as of March 31, 2020.  The deferred costs were classified as current or non-current in the Company’s condensed consolidated balance sheets based on the timing of when the Company expects to recognize the expense. As of September 30, 2020 and December 31, 2019, the Company had $0 and $1.8 million, respectively, of Cost to Obtain a Contract deferred costs. Deferred costs related to obtaining a contract were amortized to Selling, General and Administrative expenses with $0 and $50,000 expensed for the three months ended September 30, 2020 and 2019, respectively; and $50,000 and $150,000 expensed for the nine months ended September 30, 2020 and 2019, respectively.

Note 3: Inventories

Inventories, net of reserves, at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Finished Goods	$692,587	$1,167,913
Raw Material	305,078	230,781
Devices	1,058,675	662,403
Inventories	$2,056,340	$2,061,097

Reserve for obsolescence as of September 30, 2020 and December 31, 2019 was approximately $386,000 and $473,000, respectively.

Note 4: Fixed Assets, net

Fixed Assets, net at September 30, 2020 and December 31, 2019 are summarized in the table below:

Description	Useful Life (Years)	September 30, 2020	December 31, 2019
Building	30	$3,040,000	$3,040,000
Machinery and Equipment	3 - 7	5,416,169	2,437,525
Furniture and Fixtures	7	160,012	156,259
Automobile	5	9,500	9,500
Leasehold Improvements	7 - 15	342,330	342,330
Total Fixed Assets		8,968,011	5,985,614
Less: Accumulated Depreciation		(3,142,099)	(2,050,697)
Land		460,000	460,000
Construction In Progress - Equipment		4,714,862	7,272,499
Fixed Assets, net		$11,000,774	$11,667,416

Depreciation expense for the three months ended September 30, 2020 and 2019 was approximately $417,000 and $149,000, respectively; and for the nine months ended September 30, 2020 and 2019, depreciation expense was approximately $1,197,000 and $450,000, respectively.

Note 5: Intangible Assets and Goodwill

Intangible assets at September 30, 2020 and December 31, 2019 are summarized in the tables below:

September 30, 2020	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(6,553,373)	$3,155,327
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,771,240)	2,191,760
Customer Relationships - USC, 10 years	5,572,000	(2,490,374)	3,081,626
Website Design - USC, 3 years	16,163	(16,163)	—
Total Definite-lived Assets	19,259,863	(10,831,150)	8,428,713
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
SYMJEPI™ Domain Name	9,674	—	9,674
Balance, September 30, 2020	$20,514,537	$(10,831,150)	$9,683,387

December 31, 2019	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(5,825,220)	$3,883,480
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,474,015)	2,488,985
Non-compete Agreement, 3 years	1,639,000	(1,639,000)	—
Customer Relationships, 10 years	5,572,000	(2,072,475)	3,499,525
Website Design, 3 years	16,163	(15,265)	898
Total Definite-lived Assets	20,898,863	(11,025,975)	9,872,888
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
Symjepi™ Domain Name	9,674	—	9,674
Balance, December 31, 2019	$22,153,537	$(11,025,975)	$11,127,562

Amortization expense for the three months ended September 30, 2020 and 2019 was approximately $481,000 and $482,000, respectively; and for the nine months ended September 30, 2020 and 2019, amortization expense was approximately $1,444,000 and $1,601,000, respectively.

Estimated amortization expense of definite-lived intangible assets at September 30, 2020 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
Remainder of 2020	$481,092
2021	1,924,370
2022	1,924,370
2023	1,924,370
2024	953,500
Thereafter	1,221,011
Total	$8,428,713

We have two operating segments and two reporting units. During the three months ended March 31, 2020, COVID-19 spread across the globe and adversely impacted economic growth, including as a result of government mandated shut-downs, stay-at-home policies and social distancing efforts intended to mitigate the spread of the virus. In light of the current economic downturn that we believe affected the trading prices of our common stock, we determined that it was more likely than not that the fair value of our reporting unit was less than its carrying value, which triggered the Company to perform an interim impairment assessment to test the carrying value of goodwill, all of which is related to the Compounded Pharmaceuticals reporting unit, as of March 31, 2020.

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

The carrying value of the Company’s goodwill as of September 30, 2020 and December 31, 2019 was approximately $4,497,000 and $7,641,000, respectively.

The change in the carrying amount of goodwill consisted of the following activity:

Balance, December 31, 2019	$7,640,622
Less: Impairment	(3,143,200)
Balance, September 30, 2020	$4,497,422

Note 6: Leases

The Company has two operating leases, one for an office space and another for office space and a manufacturing facility; and two finance leases for office equipment and plant equipment. As of September 30, 2020, the leases have remaining terms between less than one year and less than four years. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating and financing lease assets and liabilities recognized on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

Right-of Use Assets	September 30, 2020	December 31, 2019
Operating Leases	$1,534,334	$1,867,205
Financing Leases	2,983	6,347
	$1,537,317	$1,873,552

Lease Liabilities, Current	September 30, 2020	December 31, 2019
Operating Leases	$463,153	$440,127
Financing Leases	2,678	4,494
	$465,831	$444,621
Lease Liabilities, Non-Current
Operating Leases	$1,128,623	$1,479,458
Financing Leases	-	1,538
	1,128,623	1,480,996
Total Lease Liabilities	$1,594,454	$1,925,617

The amortizable lives of operating and financing leased assets are limited by the expected lease term.

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating and financing lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used incremental borrowing rates as of January 1, 2019 for leases that commenced prior to that date.

The Company’s weighted average remaining lease term and weighted average discount rate for operating and financing leases as of September 30, 2020 and December 31, 2019 were:

September 30, 2020	Operating	Financing
Weighted Average Remaining Lease Term	3.21 Years	0.67 Year
Weighted Average Discount Rate	3.95%	3.95%

December 31, 2019	Operating	Financing
Weighted Average Remaining Lease Term	3.96 Years	1.42 Years
Weighted Average Discount Rate	3.95%	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheets as of September 30, 2020:

Year Ending December 31,	Operating	Financing
Remainder of 2020	$127,668	$1,163
2021	520,993	1,550
2022	534,295	-
2023	515,257	-
Undiscounted Future Minimum Lease Payments	1,698,213	2,713
Less: Difference between undiscounted lease payments and discounted lease liabilities	106,437	35
Total Lease Liabilities	$1,591,776	$2,678
Short-Term Lease Liabilities	$463,153	$2,678
Long-Term Lease Liabilities	$1,128,623	$-

Operating lease expense for the three months ended September 30, 2020 and 2019 was approximately $128,000 and $128,000, respectively; and for the nine months ended September 30, 2020 and 2019, operating lease expense was approximately $385,000 and $385,000, respectively. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Amortization expense related to our financing leases for the three months ended September 30, 2020 and 2019 was approximately $1,000 and $17,000, respectively; and for the nine months ended September 30, 2020 and 2019, amortization expense related to our financing leases was approximately $3,000 and $51,000, respectively, in amortization. Interest expense related to the financing leases for the three months ended September 30, 2020 and 2019 was approximately $34 and $300, respectively; and for the nine months ended September 30, 2020 and 2019, interest lease expense related to financing leases was approximately $100 and $1,300, respectively. Financing lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $127,000 and $111,000 for the three months ended September 30, 2020 and 2019, respectively; and $380,000 and $377,000 for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of financing lease liabilities were approximately $1,000 and $19,000 for the three months ended September 30, 2020 and 2019, respectively; and $3,000 and $56,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Building Loan

In connection with the closing of the acquisition of USC by the Company in April 2016 and the agreements relating to the transaction, an entity of which certain then-current or former officers, or stockholders, of USC were members, agreed to sell to the Company, the building and property owned by the entity on which USC’s offices are located, in consideration of the Company being added as an additional “borrower” and assuming the obligations under the loan agreement, promissory note and related loan documents that the entity and certain other parties previously entered into with First Federal Bank or its successor Bear State Bank (together with Arvest Bank, as successor in interest to Bear State Bank, referred to as “Lender” or the “Bank”).

On November 10, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, as subsequently amended, the Company agreed to pay the Bank monthly payments of principal and interest which currently are approximately $19,000 per month, with a final payment due and payable in August 2021.

As of September 30, 2020 and December 31, 2019, the outstanding principal balance owed on the applicable note was approximately $2,092,000 and $2,153,000, respectively. The loan currently bears an interest of 6.00% per year.

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

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, unless sooner provided in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note (or later if a timely loan forgiveness application has been submitted), until the maturity date.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during a specified period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week or 24-week period will qualify for forgiveness. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.  After the Company received funds pursuant to the PPP Loan, the Secretary of the Treasury and SBA issued guidance that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness, and that all PPP loans in excess of $2 million, and other PPP loans as appropriate, will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form.  Accordingly, the Company may be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise.

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

As of September 30, 2020, the outstanding unpaid principal balance was $3,191,700.

At September 30, 2020, the outstanding principal maturities of the amended long-term debts were as follows:

Years ending December 31,	Building Loan	PPP Loan*	Total
Remainder of 2020	$31,833	$176,080	$207,913
2021	2,060,278	2,124,173	4,184,451
2022	—	891,447	891,447
Total	$2,092,111	$3,191,700	$5,283,811
Short-Term Loans	$2,092,111	$1,767,185	$3,859,296
Long-Term Loans	$—	$1,424,515	$1,424,515

*	Based on the amortization schedule provided to us by the lender prior to the submission of the PPP Loan forgiveness application, see Note 7.

Note 8: Fair Value Measurements

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

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2:	Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3:	Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities
2019 Warrant liability	$552,000	$—	$—	$552,000
2020 Warrant liability	609,000	—	—	609,000

Total common stock warrant liabilities	$1,161,000	$—	$—	$1,161,000

The fair value measurement of the 2019 and 2020 Warrants are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Binomial Option Pricing Model. Key assumptions include the average volatility of the Company’s stock of approximately 42.25%, the Company’s stock price at valuation date of $0.78, expected dividend yield of 0.0% and average risk-free interest rate of approximately 0.25%. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments, which are treated as liabilities, as follows:

	2019 Warrant		2020 Warrant
	Number of Warrants	Liability	Number of Warrants	Liability
		(in thousands)		(in thousands)
2019 Warrant Liability - See Note 1, out-of-period adjustment.	13,800,000	$276,000	—	$—
2020 Warrant Liability	—	—	8,700,000	261,000
Change in Fair Value, September 30, 2020	—	276,000	—	348,000
Balance at September 30, 2020	13,800,000	$552,000	8,700,000	$609,000

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

On September 21, 2018, Nephron Pharmaceuticals Corporation, Nephron S.C., Inc., and Nephron Sterile Compounding Center LLC (collectively, “Nephron”) filed a lawsuit in the United States District Court for the Middle District of Florida, Orlando Division, alleging claims against our wholly owned subsidiary USC —and a USC employee who previously was an employee of Nephron. The original complaint asserted thirteen causes of action against the employee and USC alleging generally misappropriation of Nephron’s trade secrets. The plaintiffs subsequently amended their complaint to include Adamis as a defendant. After several motions to dismiss, only four claims remained from the third amended complaint: (1) misappropriation under the Federal Defend Trade Secrets Act (“DFSA”), (2) breach of contract (against the employee only), (3) misappropriation under the Florida Uniform Trade Secrets Act (“FUTSA”), and (4) tortious interference with an advantageous business relationship. The gravamen of these claims is that the employee improperly misappropriated trade secret information from the employee’s former employer, Nephron, prior to starting employment at USC and that USC improperly recruited the employee for employment at USC. The third amended complaint further alleges that Adamis and USC aided in this misappropriation by “using and/or disclosing and/or retaining the same in an effort to unfairly compete against Nephron.” The third amended complaint seeks actual, compensatory, consequential, special, and punitive damages, attorneys’ fees and costs, prejudgment interest, preliminary and permanent injunctive relief, and other relief. On September 3, 2019, Adamis and USC answered denying the claims and asserting various defenses and affirmative defenses.

Fact discovery closed on March 2, 2020. Expert discovery, including regarding the alleged damages that Nephron seeks against Adamis and USC, occurred during the second and third quarters of 2020 and has closed.  On May 6, 2020, Adamis and USC moved for summary judgment to dismiss the three claims that remain pending against them.  In October 2020, the magistrate judge presiding over the motion delivered a Report and Recommendation recommending that the court enter an order granting the motion in part and denying the motion in part.  The magistrate recommended that the court deny the motion for summary judgment by Adamis and USC with respect to the plaintiffs’ claims under the DFSA and FUTSA, concluding that there were triable issues of material fact that precluded the entry of summary judgment, and that the court grant the motion for summary judgment in favor of Adamis and USC with respect to the claim for tortious interference. Adamis and USC have filed objections to the Report and Recommendation with the court.  Pursuant to court procedures, a mediation between the parties was held in October 2020, and the case was not resolved.  The case is currently set for trial in April 2021. Adamis believes that Nephron’s claims are without merit and is vigorously defending against the allegations.

Note 10: Convertible Preferred Stock

June 2020 Series B Preferred Stock

In June 2020, the Company entered into a license agreement with Matrix Biomed, Inc. (“Matrix”) to license rights under patents, patent applications and related know-how of Matrix relating to Tempol, an investigational drug. In consideration for Matrix providing the rights under its patent rights and related know-how relating to Tempol within the licensed fields, Adamis paid Matrix $250,000 and also issued to Matrix 1,000,000 shares of Adamis Series B Convertible Preferred Stock (“Series B Preferred”). The Series B Preferred is convertible into common stock at an initial conversion rate of 1-for-1. Each share of Series B Preferred will automatically convert into common stock after the occurrence of a Capital Event. “Capital Event” is defined as the filing and effectiveness of an amendment to the Company’s certificate of incorporation (or similar charter documents) to either (i) increase the number of shares of common stock the Company is authorized to issue or (ii) effect a reverse split of the common stock, in either event sufficient to permit the conversion in full of the Series B Preferred in accordance with its terms. The conversion rate of the Series B Preferred is subject to proportionate adjustments for stock splits, reverse stock splits and similar events, but is not subject to adjustment based on price anti-dilution provisions or other events. Except with respect to certain stock dividends or distributions payable in shares of common stock or certain other events affecting the common stock, holders of Series B Preferred are not entitled to receive any dividends paid on shares of the Common Stock, and no other dividends are payable on shares of Series B Preferred.

During the three months ended September 30, 2020, the Capital Event occurred and all of the 1,000,000 shares of Series B Preferred were converted into 1,000,000 shares of common stock. As of September 30, 2020, there are no outstanding shares of Series B Preferred.

Note 11: Common Stock

On February 25, 2020, the Company completed a registered direct offering of 11,600,000 shares of common stock, pursuant to its existing shelf registration statement and a prospectus supplement and accompanying prospectus, and a concurrent private placement of warrants to purchase 8,700,000 shares of common stock, to a small number of investors. The combined purchase price for one share and 0.75 warrant was $0.58, and the aggregate gross proceeds was $6,700,000, excluding any future proceeds from the potential exercise of the warrants and before deducting placement agent fees and other offering expenses of approximately $495,000 payable by the Company.  The warrants have an exercise price of $0.70 per share.  The warrants are exercisable commencing on the later of (i) six months from the date of issuance or (ii) the date that the Company’s stockholders approve a reverse stock split or an increase in the number of authorized shares of common stock of the Company in an amount sufficient to permit the exercise in full of all of the Warrants. As of September 3, 2020, the Company’s stockholders approved an increase in the number of authorized shares and as a result, the warrants become exercisable and will expire on September 3, 2025.   The placement agent in connection with the offering received a fee equal to 6.0% of the gross proceeds of the securities sold in the offering and reimbursement of certain out-of-pocket expenses.

On September 22, 2020, the Company completed the closing of an underwritten public offering of 18,548,386 shares of common stock at a public offering price of $0.62 per share, which included 2,419,354 shares pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $10.7 million, after deducting approximately $840,000 in underwriting discounts and commissions and estimated offering expenses payable by the Company.

On September 29, 2020, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for 30 consecutive business days, the closing bid price of the Company’s common stock was below $1.00 per share, which is the minimum required closing bid price for continued listing on the Nasdaq Capital Market pursuant to Marketplace Rule 5550(a)(2). This notice has no immediate effect on the Company’s Nasdaq listing or the trading of its common stock. In accordance with Nasdaq Marketplace Rule and 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of notification, or until March 29, 2021, to regain compliance. If at any time before March 29, 2021, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. The notice letter also disclosed that if the Company does not regain compliance within the initial compliance period, it may be eligible for an additional 180-day compliance period. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of a plan to cure the deficiency during the second compliance period. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days to regain compliance. However, if it appears to the staff of Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the staff would notify the Company that it will not be granted additional 180 days for compliance and will be subject to delisting at that time. In the event of such notification, the Company may appeal the staff’s determination to delist its securities. There are no assurances that the Company will be able to regain compliance with the minimum bid price requirements or will otherwise be in compliance with other Nasdaq listing rules.

Note 12: Stock-based Compensation, Warrants and Shares Reserved

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2020:

	2009 Equity Incentive Plan	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2019	7,837,245	$4.40	6.01 years
Options Canceled/Expired	(1,246,858)	$4.92	—
Total Outstanding Vested and Expected to Vest as of September 30, 2020	6,590,387	$4.31	5.86 years
Vested at September 30, 2020	6,327,419	$4.36	5.80 years

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 6,590,387 and 7,837,245 stock options outstanding at September 30, 2020 and December 31, 2019 was $0, respectively. The aggregate intrinsic value of 6,327,419 and 6,917,685 stock options exercisable at September 30, 2020 and December 31, 2019 was $0, respectively.

Expense related to stock options for the three months ended September 30, 2020 and 2019 was approximately $270,000 and $621,000, respectively; and for the nine months ended September 30, 2020 and 2019, expense related to stock options was approximately $992,000 and $2,680,000, respectively. As of September 30, 2020, the unamortized compensation expense related to stock options was approximately $394,000. The weighted-average period in years over which the remaining unamortized expense will be recognized is 0.42 years.

In September 2020, the Company's stockholders approved the 2020 Equity Incentive Plan. However, no awards can be granted under that plan until the market price of the common stock reaches at least $3.00 per share.

Restricted Stock Units

The following table summarizes the RSUs outstanding at September 30, 2020 and December 31, 2019:

September 30, 2020	RSUs		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	150,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	114,071	(2)	$2.83	February 21, 2018
Company Executives and Employees	1,131,559	(3)	$3.09	January 30, 2019
Total RSUs	2,345,630

(1)	The RSUs have cliff vesting after seven years of continuous service from date of grant or upon change of control or upon death or disability.
(2)	The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.
(3)	The RSUs vest ratably quarterly over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

December 31, 2019	RSUs		Price Per Share at Grant Date	Date of Grant
Non-Employee Board of Directors	150,000	(1)	$8.46	May 25, 2016
Company Executives	950,000	(1)	$3.50	March 1, 2017
Company Executives	228,141	(2)	$2.83	February 21, 2018
Company Executives and Employees	1,762,256	(3)	$3.09	January 30, 2019
Total RSUs	3,090,397

(1)	The RSUs have cliff vesting after seven years of continuous service from date of grant or upon change of control or upon death or disability.
(2)	The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.
(3)	The RSUs vest ratably annually over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

Expense related to RSUs for the three months ended September 30, 2020 and 2019 was approximately $829,000 and $82,000, respectively; and for the nine months ended September 30, 2020 and 2019, expense related to RSUs was approximately $2,440,000 and $1,766,000, respectively.  The recorded expense related to RSUs for the three months and nine months ended September 30, 2019 was reduced by approximately $0.8 million, due to the termination of two non-employee members of the board of directors during the quarter ended September 30, 2019. The Company accounts for forfeiture of RSUs as they occur and reduces the compensation cost at the time of forfeiture.

As of September 30, 2020, the unamortized compensation expense related to RSUs options was approximately $5,447,000. The weighted-average period in years over which the remaining unamortized expense will be recognized is 2.12 years.

Warrants

The following table summarizes warrants outstanding at September 30, 2020 and December 31, 2019:

September 30, 2020	Warrant Shares		Exercise Price Per Share	Date Issued		Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007		November 15, 2021
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016		January 26, 2021
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016		July 11, 2021
2016 Warrants	700,000		$2.98	August 3, 2016		August 3, 2021
2019 Warrants	13,800,000	**	$1.15	August 5, 2019		August 5, 2024
2020 Warrants	8,700,000	***	$0.70	February 25, 2020	*	September 3, 2025
Total Warrants	24,634,670

*

On September 3, 2020, the Company's stockholders approved an increase in the number of authorized shares of common stock sufficient to permit exercise in full of all the 2020 warrants, and as a result, the warrants are exercisable effective September 3, 2020.

**	As of September 30, 2020, the fair value of the warrant liability related to the 2019 Warrants was $552,000. See Note 8.
***	As of September 30, 2020, the fair value of the warrant liability related to the 2020 Warrants was $609,000. See Note 8.

December 31, 2019	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2021
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016	July 11, 2021
2016 Common Stock Warrants, Private Placement	700,000		$2.98	August 3, 2016	August 3, 2021
2019 Warrants	13,800,000	*	$1.15	August 5, 2019	August 5, 2024
Total Warrants	15,934,670

*	As of December 31, 2019, the fair value of the warrant liability related to the 2019 Warrants was $276,000. See Note 1.

Shares Reserved

At September 30, 2020, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, vesting of RSUs and options and other awards under the 2009 Equity Incentive Plan, as follows:

Warrants	24,634,670
RSU	2,345,630
2009 Equity Incentive Plan	6,590,387
Total Shares Reserved	33,570,687

Note 13: Segment Information

 Commencing April 1, 2020, our management, including the chief executive officer, who is our chief operating decision maker (“CODM”), began managing our operations as operating in two business segments: Drug Development and Commercialization which includes, without limitation, out-licensing the Company’s FDA approved products; and Compounded Pharmaceuticals which includes the Company’s registered outsourcing facility, based on changes to the way that management monitors performance, aligns strategies, and allocates resources. Based on these changes, we determined that each of these operating segments represented a reportable segment. While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon business units. Each segment is separately managed and is evaluated primarily upon segment net income (loss). The Company does not report the statement of cash flow and the balance sheet information by segment because, except as noted below, the Company’s CODM does not review that information. Goodwill recorded in the Compounded Pharmaceuticals business segment which was related to the acquisition of USC in April 2016 was approximately $7,641,000. The revenues of the Drug Development and Commercialization segment for the three and nine months ended September 30, 2020 and 2019 were all from the distribution channel relating to the Company's SYMJEPI products.

The following tables present a summary of the Company’s reporting segments for the three months and nine months ended September 30, 2020 and 2019, respectively (unaudited):

	Three Months ended September 30, 2020			Three Months ended September 30, 2019
	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE, net	$868,077	$3,432,436	$4,300,513	$1,347,157	$4,555,818	$5,902,975
COST OF GOODS SOLD	1,414,086	2,232,256	3,646,342	1,571,881	2,417,081	3,988,962
Gross Profit	(546,009)	1,200,180	654,171	(224,724)	2,138,737	1,914,013

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,308,684	2,485,274	5,793,958	2,228,523	3,071,584	5,300,107
RESEARCH AND DEVELOPMENT	1,647,747	51,663	1,699,410	3,303,293	15,450	3,318,743
Impairment Expense - Inventory	—	—	—	—	303,568	303,568
Loss from Operations	$(5,502,440)	$(1,336,757)	$(6,839,197)	$(5,756,540)	$(1,251,865)	$(7,008,405)

OTHER INCOME (EXPENSE)
Interest Expense	(1,723)	(44,320)	(46,043)	—	(21,935)	(21,935)
Interest Income	2,180	21,862	24,042	30,413	176	30,589
Change in Fair Value of Warrant Liabilities	(624,000)		(624,000)	—
Total Other Income (Expense)	(623,543)	(22,458)	(646,001)	30,413	(21,759)	8,654
Net Loss Before Income Taxes	$(6,125,983)	$(1,359,215)	$(7,485,198)	$(5,726,127)	$(1,273,624)	$(6,999,751)

	Nine Months ended September 30, 2020			Nine Months ended September 30, 2019
	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE, net	$2,096,796	$10,793,269	$12,890,065	$2,931,730	$13,641,917	$16,573,647
COST OF GOODS SOLD	4,987,271	7,029,950	12,017,221	3,101,282	8,178,712	11,279,994
Gross Profit	(2,890,475)	3,763,319	872,844	(169,552)	5,463,205	5,293,653

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,620,502	7,880,919	17,501,421	9,484,381	10,837,531	20,321,912
RESEARCH AND DEVELOPMENT	6,610,586	211,380	6,821,966	8,293,074	67,929	8,361,003
Impairment Expense - Goodwill	—	3,143,200	3,143,200	—	—	—
Impairment Expense - Contract Costs	1,750,000	—	1,750,000	—	—	—
Impairment Expense - Inventory	—	—	—	—	303,568	303,568
Loss from Operations	$(20,871,563)	$(7,472,180)	$(28,343,743)	$(17,947,007)	$(5,745,823)	$(23,692,830)

OTHER INCOME (EXPENSE)
Interest Expense	(3,213)	(114,042)	(117,255)	—	(68,897)	(68,897)
Interest Income	34,836	28,882	63,718	137,908	1,176	139,084
Change in Fair Value of Warrant Liabilities	(624,000)	—	(624,000)	—	—	—
Total Other Income (Expense)	(592,377)	(85,160)	(677,537)	137,908	(67,721)	70,187
Net Loss Before Income Taxes	$(21,463,940)	$(7,557,340)	$(29,021,280)	$(17,809,099)	$(5,813,544)	$(23,622,643)

The CODM is provided certain segment cash flow and balance sheet information in connection with operating and investment decisions regularly. Accordingly, the following segment information is presented for Drug Development and Commercialization, and Compounded Pharmaceuticals.

	September 30, 2020	December 31, 2019
Assets
Drug Development and Commercialization	$20,900,789	$20,388,803
Compounded Pharmaceuticals	23,011,700	27,451,714
Total Assets	$43,912,489	$47,840,517

	Three Months Ended September 30,
	2020	2019
Capital expenditures:
Drug Development and Commercialization	$75,603	$173,232
Compounded Pharmaceuticals	189,575	57,703
Total capital expenditures	$265,178	$230,935

	Nine Months Ended September 30,
	2020	2019
Capital expenditures:
Drug Development and Commercialization	$395,116	$419,652
Compounded Pharmaceuticals	323,162	1,746,016
Total capital expenditures	$718,278	$2,165,668

	Three Months Ended September 30,
	2020	2019
Depreciation and amortization:
Drug Development and Commercialization	$582,294	$481,606
Compounded Pharmaceuticals	315,093	334,552
Total depreciation and amortization	$897,387	$816,158

	Nine Months Ended September 30,
	2020	2019
Depreciation and amortization:
Drug Development and Commercialization	$1,753,746	$1,067,404
Compounded Pharmaceuticals	938,946	1,184,913
Total depreciation and amortization	$2,692,692	$2,252,317

Note 14: Subsequent Events

Submission of PPP Loan Forgiveness Application

On October 19, 2020, the Company submitted its application for the forgiveness of the full amount of the PPP Loan and as such, the Company will not be required to make any payments of principal or interest on the PPP Loan before the date on which the SBA remits the loan forgiveness amount on our loan to our lender (or notifies our lender that no forgiveness amount is allowed). Our Lender must notify the Company of the remittance by SBA of the loan forgiveness amount (or notify us that the SBA determined that no loan forgiveness is allowed) and the date of our first payment. If only a portion is forgiven, or if the forgiveness application is denied, any remaining balance due on the loan must be repaid by the Company on or before the maturity date of the loan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory approvals; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we will require additional funding during 2021 to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2019 (sometimes referred to as the “2019 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in this Report and in the 2019 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2019 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease. Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; SYMJEPI (epinephrine) Injection 0.15mg which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; a naloxone injection product candidate (“ZIMHI”) based on the approved Symject™ injection device and intended for the treatment of opioid overdose for which the company submitted a New Drug Application, or NDA, in December 2018 and with respect to which the company received a Complete Response Letter, or CRL, from the FDA in November 2019 and responded to the CRL and resubmitted its NDA to the FDA in May 2020; a Beclomethasone metered dose inhaler product candidate (APC-1000) intended for the treatment of asthma for which the company submitted an Investigational New Drug application, or IND, in January 2018 and initiated the start-up phase of  Phase 3 studies which were suspended; and a fluticasone (APC-4000) dry powder inhaler, or DPI, product candidate for the treatment of asthma. In June 2020, we entered into a license agreement with a third party to license rights under patents, patent applications and related know-how relating to Tempol, an investigational drug. The exclusive license includes the worldwide use under the licensed patent rights and related rights for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection, as well as the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

Our U.S. Compounding, Inc., subsidiary, or USC, which we acquired in April 2016 and which is registered as a drug compounding outsourcing facility under Section 503B of the FDCA and the U.S. Drug Quality and Security Act, or DQSA, provides compounded sterile prescription medications and certain nonsterile preparations and compounds, for human and veterinary use by patients, physician clinics, hospitals, surgery centers, vet clinics and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables. USC’s compounded formulations in many circumstances are offered as alternatives to drugs approved by the FDA.

Commencing April 1, 2020, we transitioned from one reporting segment to two segments. From April 2020, we will manage our operations through two business segments: Drug Development and Commercialization, which includes without limitation the out-licensing the Company’s FDA approved products; and Compounded Pharmaceuticals, which includes the Company’s registered outsourcing facility. Information regarding revenue and operating income attributable to each of our businesses is included within Note 13 - Segment Information of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On May 11, 2020, we announced that we entered into an agreement (the “Termination Agreement”) with Sandoz Inc. to terminate the Sandoz Agreement following an initial transition period that ended as a result of the execution of a transition services agreement.  The Termination Agreement provided for the mutually agreed return to Adamis of the marketing, promotion, and distribution rights, and certain marketing and promotional materials, relating to the SYMJEPI products, and the termination of the Sandoz Agreement, supported by a transition services agreement that we entered into with Sandoz and USWM, LLC (“USWM” or “US WorldMeds”) concerning certain transition services, activities and arrangements relating to the SYMJEPI products.  As part of the Termination Agreement, Sandoz continued to support the products in the U.S. under the Sandoz Agreement through the end of the transition period to help reduce or minimize potential impacts to patients and customers.  The Termination Agreement also provided for a future resolution of any amounts that may be payable or owed with respect to the net sales and profit sharing provisions of the Sandoz Agreement, and for survival of certain provisions of the Sandoz Agreement.  Following the end of the transition term and termination of the transition services agreement on October 31, 2020, on November 1, 2020, USWM began distributing the SYMJEPI products with USWM’s labeling.

Also on May 11, 2020, we announced that we entered into an exclusive distribution and commercialization agreement (the “USWM Agreement”) with USWM for the United States commercial rights for the SYMJEPI products, as well as for the Company’s ZIMHI™ (naloxone HCI Injection, USP) 5mg/0.5mL product candidate intended for the emergency treatment of opioid overdose.

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

On May 11, 2020, we entered into the USWM Agreement with USWM for the United States commercial rights for the ZIMHI product candidate, as well as for the SYMJEPI products.

Tempol (APC400)

On June 12, 2020, we entered into a license agreement with Matrix Biomed, Inc., or the Licensor, to license rights under patents, patent applications and related know-how of Licensor relating to Tempol, an investigational drug. The exclusive license includes the worldwide use under the licensed patent rights and related rights of Tempol for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection. In addition, the exclusive license includes the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer. In consideration for the Licensor providing the rights under its patent rights and related know-how relating to Tempol within the licensed fields, we paid Licensor $250,000 and also issued to the Licensor 1,000,000 shares of our Series B Convertible Preferred Stock, which has converted into an equal number of shares of our common stock.

Tempol is a redox cycling nitroxide that promotes the metabolism of many reactive oxygen species, or ROS, and improves nitric oxide bioavailability. It has been studied extensively in animal models of oxidative stress and inflammation. Overall, Tempol acts as both a super-oxide dismutase mimetic and also has anti-inflammatory activity. Inflammation and oxidative stress occur in various disease states including COVID-19. In July 2020, we submitted to the FDA a pre-IND package which provided a detailed protocol for a Phase II/III study examining Tempol in COVID-19 patients, and the FDA has provided comments regarding the prospective use of Tempol in a randomized placebo controlled trial. Preliminary results from a study in collaboration with Stanford University showed that Tempol inhibited the release of multiple cytokines from activated immune cells of COVID-19 patients. We continue to explore options for government and other forms of funding to support additional testing of the efficacy of Tempol as a therapeutic treatment for COVID-19, including applying for funding pursuant to certain government and non-government programs, and intend to proceed to the next step of preparing and submitting an IND to the FDA for Tempol. We also continue to explore options regarding the funding and design of a clinical study to examine the effects of Tempol for the treatment of radiation induced dermatitis.

Asthma; APC-1000 Metered Dose Inhaler

Our APC-1000 product candidate is a steroid hydrofluoroalkane, or HFA, metered dose inhaler product, intended for the treatment of asthma. In January 2018, we submitted an IND application to the FDA to begin late-stage clinical studies to evaluate the efficacy of APC-1000 as a treatment for asthma. We received approval from the agency to proceed with the Phase 3 studies, and in December 2018, we initiated the start-up phase of the trial. However, we  suspended the studies prior to enrolling patients in light of, among other factors, the availability of adequate funding to continue and complete the studies and changes in market conditions and competitive developments in the relevant markets.  As of the date of this Report, we do not intend to resume the studies and are not engaged in active product development efforts relating to this product candidate.

Asthma; Fluticasone

In December 2013, we acquired assets relating to 3M’s patented Taper dry powder inhaler (DPI) technology under development by 3M for the treatment of asthma and bronchospasm. The DPI technology was designed to efficiently deliver dry powder by utilizing a 3M proprietary microstructured carrier tape. We are utilizing the acquired assets to develop the DPI device. We believe that, if successfully developed, the device can be utilized to deliver a variety of different drug compounds and be used as a platform delivery device to develop products that will compete in the respiratory markets, which may include combination products. Our agreement with 3M contemplates that the microstructured carrier tape will be supplied by 3M under a separate commercial supply agreement to be negotiated with 3M.

Our first product candidate utilizing the DPI technology platform, APC-4000, would deliver Fluticasone Propionate (fluticasone) as a dry powder formulation for the treatment of asthma. Fluticasone belongs to the family of medicines known as corticosteroids or steroids and is the same active ingredient as GlaxoSmithKline’s Flovent® Diskus® indicated for the treatment of asthma. . We estimate that Flovent® Diskus® generated more than $469 million in U.S. sales and $802 million in global sales in 2019, based on GSK’s publicly announced results. We conducted proof of concept studies with the DPI for APC-4000 in 2018 and 2019 which demonstrated that the device functioned as designed. We believe that next steps in development would include the creation of a commercial-ready manufacturing line and, from devices manufactured on the new line, the conduct of one or more Phase 3 trials, which might include additional trials such as pharmacokinetic or other studies before or in connection with any Phase 3 trials, designed to generate sufficient data to support a New Drug Application.  In considering future development and commercialization alternatives for APC-4000, we may consider a number of factors including without limitation the availability of adequate funding, the expense of subsequent product development, studies and trials, the development, clinical trial and regulatory pathway for the product candidate, and commercial and competitive developments in the relevant markets.  In light of these considerations, as of the date of this Report we are not engaged in active product development of APC-4000 at this time. However, we may seek to enter into development or commercialization agreements, license agreements, or other strategic agreements with third parties relating to development, commercialization and marketing of this product candidate.

Our development plans concerning our allergy and respiratory products, including APC-1000 and APC-4000, and our other product candidates, are affected by developments in the marketplace, including the introduction of potentially competing new products by our competitors. Product development activities and the timing of enrollment for, and the pace of conduct, progress, and completion of, studies relating to our product candidates, and our decisions concerning such matters, including whether to continue, resume or terminate product development efforts, are affected by a number of factors, including without limitation the availability of adequate funding, the absence of unexpected regulatory issues or delays, the time period required to enroll a sufficient number of patients in the study, the time required to complete and analyze the results of the studies, the anticipated expenses involved in product development and clinical trials, and commercial and competitive developments in the relevant markets. As a result, our product development plans could be affected by such considerations. The anticipated dates for development and introduction of products in our product pipeline will depend on a number of factors, including the availability of adequate funding to support product development efforts, the regulatory pathway for the product and, should we choose to seek commercialization partners for one or more of our products or product candidates, our success in negotiating and entering into development or commercialization agreements relating to our products. We believe that should we decide to pursue such applications, we would be required to submit data for an application for approval to market APC-1000 and APC-4000 pursuant to Section 505(b)(2) of the FDCA, although there are no assurances that this will be the case. In considering development and commercialization alternatives for our products and product candidates and technologies, we may seek to enter into development or commercialization agreements, license agreements, or other strategic agreements with third parties relating to development, commercialization and marketing of one or more of our products or product candidates. We currently have no in-house manufacturing capabilities, and as a result we intend to rely on third-party contract manufacturers to manufacture the materials needed for our clinical trials, products and product candidates.

Factors that could affect the development and launch dates for our products and product candidates include general market conditions, the outcome of discussions with the FDA concerning the regulatory approval pathway of the applicable product candidate including the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the applicable product, any unexpected difficulties in licensing or sublicensing intellectual property rights that may be required for other components of the product, patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) or ANDA filings, any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product, any unexpected delays or difficulties in assembling and deploying an adequate sales force to market the product, and receipt of adequate funding to support product development and sales and marketing efforts.  As discussed elsewhere in this Report, we will require additional funding in 2021 to continue all of our anticipated product development activities, and product development times are subject to a number of risks and uncertainties, which can delay the actual development time beyond our estimates.

Going Concern and Management's Plan

The financial statements included elsewhere herein for the three and nine months ended September 30, 2020, and our financial statements for the year ended December 31, 2019 and 2018, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of September 30, 2020, we had cash and cash equivalents of approximately $12.4 million, an accumulated deficit of approximately $211.3 million, and liabilities of approximately $16.5 million. We have incurred substantial recurring losses from operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In February 2020, we completed a registered direct offering of common stock, and a concurrent private placement of warrants, resulting in estimated net proceeds of approximately $6.2 million.  In April 2020, we secured an approximately $3.2 million Paycheck Protection Program, or PPP, loan provided for by the Coronavirus Aid, Relief and Economic Security Act and administered by the U.S. Small Business Administration, or SBA. I n September 2020, we completed the closing of an underwritten public offering of common stock, resulting in estimated net proceeds of approximately $10.7 million. However, we anticipate that we will need additional funding in 2021 to continue operations, satisfy our obligations, fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the nine months ended September 30, 2020, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds in 2021 from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources and revenues from existing agreements and sales of prescription compounded formulations, we would exhaust our resources and be unable to continue operations.

Our management intends to attempt to secure additional required funding through equity or debt financing, sales or out-licensing of product candidates, intellectual property or other assets, revenues from sales of compounded sterile formulations, share of profits received relating to sales in the U.S. of our SYMJEPI products and, if approved, our ZIMHI product, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of our products, from a business combination, or similar transactions. However, there can be no assurance that we will be able to obtain any sources of funding. Such additional funding may not be available, may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Results of Operations

Three Months Ended September 30, 2020 and 2019

Revenues. Consolidated revenues were approximately $4,301,000 and $5,903,000 for the three months ended September 30, 2020 and 2019, respectively. Consolidated revenues decreased approximately $1,602,000 in the third quarter of 2020 compared to the comparable period of 2019.

Revenues of our Drug Development and Commercialization business conducted by Adamis were approximately $868,000 and $1,347,000 for the three months ended September 30, 2020 and 2019, respectively. Revenue relating to the sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg decreased approximately $479,000 primarily due to matters relating to the transition of commercialization and marketing rights to the SYMJEPI products from Sandoz to USWM.

Revenues of our Compounded Pharmaceuticals business conducted through USC were approximately $3,433,000 and $4,556,000 for the three months ended September 30, 2020 and 2019, respectively. Restrictions on outpatient surgery and other medical procedures due to the COVID-19 pandemic resulted in a decline in sales of USC’s products of approximately $1,302,000.  This amount was partially offset by an increase of approximately $179,000 in sales of USC’s veterinary products.  The COVID-19 outbreak has adversely affected revenues from sales of USC products, in part due to reductions or cancellations of elective surgeries and reduction in office visits to physicians’ offices, healthcare facilities or clinics by patients, and the resulting decreased demand by USC’s customers for certain of USC’s products, and will likely continue to adversely affect revenues from sales of USC products for a period of time which cannot be predicted. Moreover, COVID-19 has restricted USC from utilizing traditional sales and marketing efforts, such as regular sales visits to customers, in generating revenues. USC has added to its product catalog certain drugs that may from time to time appear on the FDA's Drug Shortage List, some of which may be used in connection with the treatment of acutely ill COVID-19 patients, although the COVID-19 outbreak could result in shortages or delays in our ability to obtain supplies relating to certain of these products.

Cost of Goods Sold. Consolidated cost of goods sold was approximately $3,646,000 and $3,989,000 for the three months ended September 30, 2020 and 2019, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for the three months ended September 30, 2020 was approximately 15% compared to approximately 32% for the three months ended September 30, 2019.

Cost of goods sold of our Drug Development and Commercialization business conducted by Adamis was approximately $1,414,000 and $1,572,000 for the three months ended September 30, 2020 and 2019, respectively. The gross loss percentage for the three months ended September 30, 2020 was approximately 63% compared to approximately 17% for the three months ended September 30, 2019. Cost of goods sold for the third quarter of the 2020 period compared to the comparable period of 2019 decreased primarily due to the decrease of approximately $158,000 in direct materials, depreciation, maintenance fees and other related expenses associated with the production of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg.

Cost of goods sold of our Compounded Pharmaceuticals business conducted through USC was approximately $2,232,000 and $2,417,000 for the three months ended September 30, 2020 and 2019, respectively.  The gross margin percentage for the three months ended September 30, 2020 was approximately 35% compared to approximately 47% for the three months ended September 30, 2019.  Materials costs, compensation and other employee benefits, product devices, testing, freight, and other related expenses decreased approximately $554,000 due to the reduction in consumer demand for certain USC products as a result of the COVID-19 pandemic.  This amount was partially offset by increases of obsolete inventory at the USC outsourcing facility of approximately $369,000 as a result of reduced sales associated with products impacted by the COVID-19 pandemic.

  Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of depreciation and amortization, professional fees which include legal, accounting and audit fees, consulting and employee compensation. Consolidated SG&A expenses for the three months ended September 30, 2020 and 2019 were approximately $5,794,000 and $5,300,000, respectively.

SG&A expenses of our Drug Development and Commercialization business conducted by Adamis for the three months ended September 30, 2020 and 2019 were approximately $3,309,000 and $2,228,000, respectively. The increase was primarily attributable to increases in wages, benefits and other compensation expenses, professional fees, depreciation and insurance expenses of approximately $1,388,000.  These amounts were partially offset by decreases in patent expenses, selling, business development spending and other related expenses of approximately $307,000.

SG&A expenses of our Compounded Pharmaceuticals business conducted through USC for the three months ended September 30, 2020 and 2019 were approximately $2,485,000 and $3,072,000, respectively. The decrease was primarily attributable to decreases in wages, benefits and other compensation expenses, selling, professional fees, and consulting expenses of approximately $645,000.  This amount is partially offset by an increase of approximately $58,000 in bad debt expense.

Research and Development Expenses. Research and development, or R&D, costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Consolidated research and development expenses were approximately $1,699,000 and $3,319,000 for the three months ended September 30, 2020 and 2019, respectively.

Research and development expenses of our Drug Development and Commercialization business conducted by Adamis were approximately $1,648,000 and $3,303,000 for the three months ended September 30, 2020 and 2019, respectively. Approximately $619,000 of the decrease in R&D expenses for the three months ended September 30, 2020, compared to the comparable 2019 period was due to the suspension of clinical development activities of our APC-1000 candidate, approximately $428,000 of the decrease was primarily due to a reduction in clinical studies costs associated with ZIMHI, approximately $257,000 of the decrease was attributable to a reduction in product development spending relating to SYMJEPI and approximately $174,000 of the decrease was due to a reduction in product development spending relating to APC-5000 and other product candidates.  In addition, wages, benefits, and other compensation expenses for research and development employees decreased approximately $177,000 during the three months ended September 30, 2020, compared to the comparable 2019 period.

Research and development expenses of our Compounded Pharmaceuticals business conducted through USC were approximately $51,000 and $16,000 for the three months ended September 30, 2020 and 2019, respectively. USC’s R&D expenses for the three months ended September 30, 2020, compared to the comparable 2019 period, increased approximately $35,000 due to the testing of new products.

Impairment Expense Inventories.  Impairment expenses for the three months ended September 30, 2020 and 2019 were approximately $0 and $304,000, respectively.  The 2019 impairment expense was attributable to assets damaged during a flood at the USC facility.

  Other Income (Expense). Other Income (Expenses) consists primarily of interest income and interest expense. Other income (expense) for the three months ended September 30, 2020 and 2019 was approximately ($646,000) and $9,000, respectively.  The decrease in other income and increase in other expense during the three-month period in 2020, compared to the same period in 2019, was primarily due to the increase of approximately $624,000 for the change in fair value of warrants, an increase of debt related expense of approximately $24,000 and $7,000 in interest/other income.

Nine Months Ended September 30, 2020 and 2019

Revenues. Consolidated revenues were approximately $12,890,000 and $16,574,000 for the nine months ended September 30, 2020 and 2019, respectively.  Consolidated revenues decreased approximately $3,684,000 in the first nine months of 2020 compared to the comparable period of 2019.

Revenues of our Drug Development and Commercialization business conducted by Adamis were approximately $2,097,000 and $2,932,000 for the nine months ended September 30, 2020 and 2019, respectively. Revenue relating to the sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg decreased approximately $835,000 primarily due to matters relating to the transition of commercialization and marketing rights to the SYMJEPI products from Sandoz to USWM.

Revenues of our Compounded Pharmaceuticals business conducted through USC were approximately $10,793,000 and $13,642,000 for the nine months ended September 30, 2020 and 2019, respectively.  Restrictions on outpatient surgery and other medical procedures due to the COVID-19 pandemic resulted in a decline in sales of USC’s products of approximately $3,103,000. This amount was partially offset by an increase of approximately $254,000 in sales of USC’s veterinary products.  The COVID-19 outbreak has adversely affected revenues from sales of USC products, in part due to reductions or cancellations of elective surgeries and reduction in office visits to physicians’ offices, healthcare facilities or clinics by patients, and the resulting decreased demand by USC’s customers for certain of USC’s products, and will likely continue to adversely affect revenues from sales of USC products for a period of time which cannot be predicted. Moreover, COVID-19 has restricted USC from utilizing traditional sales and marketing efforts, such as regular sales visits to customers, in generating revenues. USC has added to its product catalog certain drugs that may from time to time appear on the FDA's Drug Shortage List, some of which may be used in connection with the treatment of acutely ill COVID-19 patients, although the COVID-19 outbreak could result in shortages or delays in our ability to obtain supplies relating to certain of these products.

Cost of Goods Sold. Consolidated cost of goods sold was approximately $12,017,000 and $11,280,000 for the nine months ended September 30, 2020 and 2019, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for the nine months ended September 30, 2020 was approximately 7% compared to approximately 32% for the nine months ended September 30, 2019.

Cost of goods sold of our Drug Development and Commercialization business conducted by Adamis was approximately $4,987,000 and $3,101,000 for the nine months ended September 30, 2020 and 2019, respectively. The gross loss percentage for the nine months ended September 30, 2020 was approximately 138% compared to approximately 6% for the nine months ended September 30, 2019. Cost of goods sold for the nine-month 2020 period compared to the nine-month period of 2019 increased primarily due to an increase of approximately $1,886,000 in direct materials, depreciation, maintenance fees and other related expenses associated with the production of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg.

Cost of goods sold of our Compounded Pharmaceuticals business conducted through USC was approximately $7,030,000 and $8,179,000 for the nine months ended September 30, 2020 and 2019, respectively.  The gross margin percentage for the nine months ended September 30, 2020 was approximately 35% compared to approximately 40% for the nine months ended September 30, 2019.  Expenses relating to wages, benefits and other compensation expenses, consulting services, product devices, testing, freight, repairs and maintenance and other related expenses as a result of the elimination of  a second shift at the USC outsourcing facility and the ceasing of sales of certain formulations at the USC outsourcing facility decreased approximately $2,314,000, which partially offset by an increase of approximately $1,165,000 of obsolete inventory.

Selling, General and Administrative Expenses. SG&A expenses consist primarily of depreciation and amortization, professional fees which include legal, accounting and audit fees, consulting and employee compensation. Consolidated SG&A expenses for the nine months ended September 30, 2020 and 2019 were approximately $17,501,000 and $20,322,000, respectively.

SG&A expenses of our Drug Development and Commercialization business conducted by Adamis for the nine months ended September 30, 2020 and 2019 were approximately $9,620,000 and $9,484,000, respectively. The increase was primarily attributable to increases in professional fees and insurance expenses of approximately $1,181,000.  These amounts were partially offset by decreases in approximately $478,000 in patent expenses, approximately $420,000 in selling and approximately $147,000 consulting, outside services and other related expenses.

SG&A expenses of our Compounded Pharmaceuticals conducted through USC for the nine months ended September 30, 2020 and 2019 were approximately $7,881,000 and $10,838,000, respectively. Approximately $1,236,000 of the decrease in SG&A expenses for the nine months ended September 30, 2020, compared to the comparable 2019 period was attributable to decreases in selling expenses, approximately $841,000 of the decrease was attributable to decreases in wages, benefits and other compensation expenses, approximately $519,000 of the decrease was attributable to operational expenses relating to the ceasing of sales of certain USC products, approximately $396,000 of the decrease was attributable to decreases in professional fees and consulting expenses, and approximately $331,000 of the decrease was attributable to depreciation, repairs and maintenance, and other related expenses.  These amounts were partially offset by increases of approximately $366,000 in licenses, permits, bad debt expense and other related administrative expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Research and development expenses were approximately $6,822,000 and $8,361,000 for the nine months ended September 30, 2020 and 2019, respectively.

Research and development expenses of our Drug Development and Commercialization business conducted by Adamis were approximately $6,611,000 and $8,293,000 for the nine months ended September 30, 2020 and 2019, respectively. R&D expenses of Adamis increased for the nine months ended September 30, 2020, compared to the comparable 2019 period was primarily due to a decrease of approximately $3,430,000 in development costs of our product candidates, APC-1000, ZIMHI, SYMJEPI, APC-5000 and other product candidates.  Wages, benefits and other compensations expenses decreased approximately $208,000.  These amounts were partially offset by an increase of approximately $1,956,000 in development costs attributed to other product development expenses, including the $590,000 fair value of the preferred stock issued to Matrix Biomed Inc. upon execution of the licensing agreement related to Tempol.

Research and development expenses of our Compounded Pharmaceuticals business conducted through USC were approximately $211,000 and $68,000 for the nine months ended September 30, 2020 and 2019, respectively. R&D expenses of USC for the nine months ended September 30, 2020, compared to the comparable 2019 period, increased approximately $143,000 due to the testing of new products.

Impairment Expense Goodwill.  Impairment expenses of goodwill for the nine months ended September 30, 2020 and 2019 were approximately $3,143,000 and $0, respectively.  As described in Note 5 to the condensed consolidated financial statements included elsewhere herein, in light of recent events associated with the global spread of COVID-19 and other factors, the Company performed a goodwill impairment review as of March 31, 2020, and recorded a charge of approximately $3,143,000 for impairment of goodwill during the first three months of 2020.

Impairment Expense Contract Costs.  Impairment expenses of contract costs for the nine months ended September 30, 2020 and 2019 were approximately $1,750,000 and $0, respectively.  As a result of entering into the Termination Agreement described above providing for the termination of the Sandoz Agreement, our financial results for the nine months ending September 30, 2020, included an impairment of the Adamis capitalized cost to obtain a contract of $1,750,000.  For further information, see Note 2 to the condensed consolidated financial statements included elsewhere in this Report.

Impairment Expense Inventories.  Impairment expenses of inventories for the nine months ended September 30, 2020 and 2019 were approximately $0 and $304,000, respectively.  The 2019 impairment expense was attributable to the inventories damaged during a flood at the USC facility.

Other Income (Expense). Other Income (Expenses) consists primarily of interest income and interest expense. Other income (expense) for the nine months ended September 30, 2020 and 2019 was approximately ($678,000) and $70,000, respectively.  The decrease in other income and increase in other expense during the nine-month period in 2020, compared to the same period in 2019, was primarily due to the increase of approximately $624,000 for the change in fair value of warrants, a decrease of approximately $75,000 in interest/other income and an increase of debt related expense of approximately $49,000.

Liquidity and Capital Resources

We have incurred net losses of approximately $29.0 million and $23.6 million for the nine months ended September 30, 2020 and 2019, respectively. Since inception, and through September 30, 2020, we have an accumulated deficit of approximately $211.3 million. Since inception and through September 30, 2020, we have financed operations principally through debt financing and through public and private issuances of common stock and preferred stock. In February 2020, we completed a registered direct offering of 11,600,000 shares of common stock, and a concurrent private placement of warrants to purchase 8,700,000 shares of common stock, to a small number of accredited institutional investors, resulting in estimated net proceeds of approximately $6.2 million. In September 2020, we completed an underwritten public offering of 18,548,386 shares of common stock, resulting in estimated net proceeds of approximately $10.7 million.

In April 2020, we secured an approximately $3.2 million Paycheck Protection Program (PPP) loan provided for by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and administered by the SBA. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the company (the “PPP Note”), to Arvest Bank, the Lender.  Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, unless sooner provided in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, we are obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Note (or later if a timely loan forgiveness application has been submitted), until the maturity date. The CARES Act and the PPP provide a mechanism for a borrower to apply for forgiveness of up to the full amount borrowed. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week or 24-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week or 24-week period will qualify for forgiveness. On October 19, 2020, we submitted an application for the forgiveness of the full amount of the PPP Loan, and as such will not be required to make any payments of principal or interest on the PPP Loan before the date on which the SBA remits the loan forgiveness amount on our loan to our Lender (or notifies our Lender that no forgiveness amount is allowed). There is no assurance that we will be granted forgiveness of some or all of the amount of the PPP Loan. After the CARES Act was passed and we applied for and obtained the PPP Loan, the SBA issued new guidance that, among other things, questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP and be able to make the required certification that current economic uncertainty makes the loan request necessary to support the ongoing operations of the applicant. Subsequently, the Secretary of the Treasury and SBA has issued guidance that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness, and that all PPP loans in excess of $2 million, and other PPP loans as appropriate, will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the PPP Loan and could be subjected to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

We will need significant additional funding in 2021 to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates. We may finance future cash needs primarily through proceeds from equity or debt financings, loans, share of profits anticipated to be received relating to sales in the U.S. of our SYMJEPI products, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners, and from revenues from our sale of compounded pharmacy formulations.

Total assets were approximately $43.9 million and $47.8 million as of September 30, 2020 and December 31, 2019, respectively.   As of September 30, 2020 and December 31, 2019, current assets exceed current liabilities by approximately $4.2 million and $4.5 million, respectively.

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019, was approximately $15.5 million and $16.9 million, respectively. Net cash used in operating activities decreased, as compared to 2019, primarily due to the increases in deferred revenue and accrued expenses; and although there was an increase in operating losses for the first nine months of 2020, it was offset by the non-cash impairment charges.

  Net cash used in investing activities was approximately $1.0 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively. The net cash used in investing activities decreased primarily due to the reduction in purchases of additional equipment during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Net cash provided in financing activities was approximately $20.0 million and $12.4 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash flows provided by financing activities increased for the period ended September 30, 2020 primarily due to higher proceeds from issuance of common stock and the proceeds of the PPP loan.

As noted above under the heading “Going Concern and Management Plan,” through September 30, 2020, Adamis has incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations. Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional specialty pharmaceutical products and begin to realize revenues from sales of such additional products, and during this period Adamis could require additional funds. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. We will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities. As a result of the COVID-19 pandemic and actions taken to slow its spread, credit and financial markets have experienced material volatility, unemployment rates have materially increased, credit and financial markets have deteriorated, and economic growth has declined. There can be no assurance that further deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.

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

Off Balance Sheet Arrangements

At September 30, 2020, Adamis did not have any off balance sheet arrangements.

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

Changes in Internal Controls Over Financial Reporting

There has been no change during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to reduce or minimize the impact on their design and operating effectiveness.

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

On September 21, 2018, Nephron Pharmaceuticals Corporation, Nephron S.C., Inc., and Nephron Sterile Compounding Center LLC (collectively, “Nephron”) filed a lawsuit in the United States District Court for the Middle District of Florida, Orlando Division, alleging claims against our wholly owned subsidiary USC —and a USC employee who previously was an employee of Nephron. The original complaint asserted thirteen causes of action against the employee and USC alleging generally misappropriation of Nephron’s trade secrets. The plaintiffs subsequently amended their complaint to include Adamis as a defendant. After several motions to dismiss, only four claims remained from the third amended complaint: (1) misappropriation under the Federal Defend Trade Secrets Act (“DFSA”), (2) breach of contract (against the employee only), (3) misappropriation under the Florida Uniform Trade Secrets Act (“FUTSA”), and (4) tortious interference with an advantageous business relationship. The gravamen of these claims is that the employee improperly misappropriated trade secret information from the employee’s former employer, Nephron, prior to starting employment at USC and that USC improperly recruited the employee for employment at USC. The third amended complaint further alleges that Adamis and USC aided in this misappropriation by “using and/or disclosing and/or retaining the same in an effort to unfairly compete against Nephron.” The third amended complaint seeks actual, compensatory, consequential, special, and punitive damages, attorneys’ fees and costs, prejudgment interest, preliminary and permanent injunctive relief, and other relief. On September 3, 2019, Adamis and USC answered denying the claims and asserting various defenses and affirmative defenses.

Fact discovery closed on March 2, 2020. Expert discovery, including regarding the alleged damages that Nephron seeks against Adamis and USC, occurred during the second and third quarters of 2020 and has closed.  On May 6, 2020, Adamis and USC moved for summary judgment to dismiss the three claims that remain pending against them.  In October 2020, the magistrate judge presiding over the motion delivered a Report and Recommendation recommending that the court enter an order granting the motion in part and denying the motion in part.  The magistrate recommended that the court deny the motion for summary judgment by Adamis, and USC with respect to the plaintiffs’ claims under the DFSA and FUTSA, concluding that there were triable issues of material fact that precluded the entry of summary judgment, and that the court grant the motion for summary judgment in favor of Adamis and USC with respect to the claim for tortious interference. Adamis and USC have filed objections to the Report and Recommendation with the court.  Pursuant to court procedures, a mediation between the parties was held in October 2020, and the case was not resolved.  The case is currently set for trial in April 2021. Adamis believes that Nephron’s claims are without merit and is vigorously defending against the allegations.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. Our business, financial condition, results of operations and future prospects could be materially and adversely affected by these risks if any of them actually occurs. In these circumstances, the market price of our common stock would likely decline. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business.

Risks Related to Our Business, Industry and Financial Condition

*There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

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

*We may require additional funding to continue as a going concern.

We incurred a net loss of approximately $29.0 million and $29.3 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, and a net loss of approximately $39.0 million for the year ended December 31, 2018. At September 30, 2020, and December 31, 2019, we had cash and cash equivalents of approximately $12.4 million and $8.8 million, respectively, accounts receivable of approximately $0.9 million and $1.9 million, respectively, and liabilities of approximately $16.5 million and $11.8 million, respectively. The development of our business will require additional funding in 2021 and the future to help fund the development and commercialization of our products and product candidates and conduct research and development of other product candidates, as well as to fund capital expenditures and our ongoing operations at USC and satisfy our obligations and liabilities. In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital, and a number of factors limit our current ability to access capital markets. Delays in obtaining required funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

Our ability to obtain financing if required will be subject to a number of factors, including without limitation market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

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

*We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

We incurred net losses of approximately $29.0 million and $29.3 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, and a net loss of approximately $39.0 million for the year ended December 31, 2018.  From inception through September 30, 2020, we have an accumulated deficit of approximately $211.3 million.  We expect that these losses may increase as we continue our research and development activities, seek regulatory approvals for our product candidates and seek to commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

*We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.

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

*Many of our potential products and technologies are in early stages of development, or have been discontinued or are suspended.

The development of new pharmaceutical products is a highly risky undertaking, and there can be no assurance that any future research and development efforts we might undertake will be successful. In addition, development of some of our potential product candidates has been discontinued or suspended.  Many of our potential products will require significant additional research and development before any commercial introduction. There can be no assurance that any future research, development or clinical trial efforts will result in viable products or meet efficacy standards. Future clinical or preclinical results may be negative or insufficient to allow us to successfully market our product candidates. Obtaining needed data and results may take longer than planned or may not be obtained at all. Any such delays or setbacks could have a material adverse effect on our ability to achieve our financial goals.

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

*Business or economic disruptions or global health concerns, including the recent COVID-19 pandemic, could harm our business and increase our costs and expenses.

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

*Delays in the commencement or completion of clinical testing of our product candidates could result in increased costs and delay our ability to generate significant revenues.

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

*We may be required to suspend, repeat or terminate our clinical trials if the trials are not well designed, do not meet regulatory requirements or the results are negative or inconclusive, which may result in significant negative repercussions on business and financial condition.

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

*We do not have commercial-scale manufacturing capability, and we lack commercial manufacturing experience. We will likely rely on third parties to manufacture and supply our product candidates for which we will be seeking FDA approval.

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

*Even if they are approved and commercialized, if our potential products are unable to compete effectively with current and future products targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated.

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

*We may become involved in patent litigation or other intellectual property proceedings relating to our future product approvals, which could result in liability for damages or delay or stop our development and commercialization efforts.

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

*If we determine that our intangible assets have become impaired in the future, our total assets and earnings could be adversely affected.

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

Following the August 2015 Form 483 observations, and prior to our acquisition of USC, USC temporarily suspended production of sterile products and voluntarily recalled certain lots of sterile product. USC determined there was no evidence that any compounded sterile products were defective, but decided to voluntarily recall all sterile product that remained within expiry and temporarily halt sterile production. USC responded to the August 2015 Form 483 observations and took a number of corrective actions, including enhancing quality control and production systems. Approximately around the time of its acquisition by Adamis, USC resumed production and sale of its sterile products. In July 2016, USC received Form 483 observations following FDA inspections of its outsourcing facility, noting inspectional observations of a number of observed deficiencies relating to USC’s facility and practices. USC responded in writing to the inspectional observations in July 2016 and provided supplemental responses to FDA in April 2017. In October 2017, USC received a Warning Letter referencing the August 2015 and July 2016 Form 483 inspectional observations. USC provided a written response to the FDA that further described the completed corrective actions that were taken in response to the inspectional observations.  In November 2018, FDA responded to the 2017 Warning Letter Response submitted by USC and indicated it would look for evidence of corrective action and further clarification of policies and procedures on a future inspection. USC was inspected by FDA in the early part of 2019, with a Form 483 issued to site management in February 2019. USC duly responded to the inspectional observations in writing to the FDA in March 2019, and provided an initial update in April 2019 and a comprehensive update of completed corrective actions and milestones in August 2019.  In August 2020, USC received a Regulatory Meeting Letter from FDA as a follow up to USC’s correspondence and corrective actions related to the February 2019 Form 483. In October 2020, USC responded to the requests made in the Regulatory Meeting Letter and USC now awaits the scheduling of a Compliance Conference with FDA to determine the efficacy of USC’s corrective actions. If FDA is not satisfied with the efficacy of USC’s corrective actions, then after the Compliance Conference FDA could take enforcement action, which could include a cease operations or recall. Any enforcement action may adversely affect USC’s and our business, results of operations, and financial condition.

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

Compounded drugs are not FDA-approved. As a 503B drug compounding outsourcing facility, USC’s human compounded formulations are not subject to the FDA drug approval process. This means that FDA does not verify the safety or effectiveness of the medications compounded and distributed by USC, but rather FDA establishes standards for manufacturing processes controls to ensure drug quality. Consumers and health professionals rely on the drug approval process to ensure that drugs are safe and effective and made in accordance with Federal quality standards. Compounded drugs also lack an FDA finding of manufacturing quality before such drugs are marketed. Drugs available through branded and generic drug companies have been approved for marketing and sale by the FDA and are subject to many more requirements than drugs compounded in outsourcing facilities. In addition, some compounding pharmacies have been the subject of widespread negative media coverage in recent years. As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, compounded drugs. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use USC’s compounded formulations could include the following, among others: applicable law limits our ability to discuss the efficacy or safety of USC’s formulations with potential users to the extent applicable data is available; and our compounded preparations are primarily sold on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the private payors and government programs such as Medicare and Medicaid programs. Failure by physicians, patients, other potential customers, or third-party payors, to accept compounded drugs could substantially limit USC’s market and cause its and our business and operations to suffer.

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

*We expect increased competition in the future regarding USC’s compounded pharmacy products.  If we fail to respond to such competition successfully, USC’s and our business, results of operations and financial condition could be materially and adversely affected.

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

*We have incurred significant indebtedness, which will require substantial cash to service and which subjects us to certain financial requirements and business restrictions; Paycheck Protection Loan.

As we have previously disclosed in our SEC filings, in connection with our acquisition of USC and the transactions contemplated by the merger agreement relating to the USC acquisition, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the company or USC in connection with the merger, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the Loan Documents. The lender in all of the Loan Documents was First Federal Bank and/or its successor Bear State Bank, and/or Arvest Bank, as successor in interest to Bear State Bank, referred to as Lender or the Bank. We have previously entered into amendments of these loan agreements with the Bank, or the Amended Loan Documents. We are required to make current periodic interest and principal payments under the Amended Loan Documents, in an amount of approximately $19,000 per month; the amount of required interest payments is subject to change depending on future changes in interest rates.

The Amended Loan Documents with the Bank include a variety of representations, warranties and covenants that we are required to comply with. If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law. At September 30, 2020, our aggregate indebtedness under the Amended Loan Documents was approximately $2,092,000.

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

In addition, in April 2020, we received $3,191,700 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company (the “PPP Note”), in the principal amount of $3,191,700, to Arvest Bank, the Lender.  Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, unless sooner provided in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Note (or later if a timely loan forgiveness application has been submitted), until the maturity date. The CARES Act and the PPP provide a mechanism for a borrower to apply for forgiveness of up to the full amount borrowed. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during a specified period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least certain specified percentages of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week or 24-week period will qualify for forgiveness. There is no assurance that we will be granted forgiveness of some or all of the amount of the PPP Loan. After the CARES Act was passed and we applied for and obtained the PPP Loan, the SBA issued new guidance that, among other things, questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP and be able to make the required certification that current economic uncertainty makes the loan request necessary to support the ongoing operations of the applicant. Subsequently, the Secretary of the Treasury and SBA has issued guidance that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness, and that all PPP loans in excess of $2 million, and other PPP loans as appropriate, will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form. On October 19, 2020, we submitted our application for the forgiveness of the full amount of the PPP Loan.  However, should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the PPP Loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

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

Risks Related to Regulation

*Our business is significantly impacted by state and federal statutes and regulations, including regulatory risks associated with operation of USC’s 503B registered outsourcing facility.

The marketing and sale of compounded formulations is subject to and must comply with extensive and evolving state and federal statutes and regulations governing compounding entities. These statutes and regulations include, among other things, for certain kinds of compounding pharmacies restrictions on compounding for office use or in advance of receiving a patient-specific prescription or, for outsourcing facilities registered under Section 503B of the FDCA such as USC’s registered outsourcing facility, requirements regarding preparation, such as regular FDA inspections and cGMP requirements, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, restrictions on the use of bulk active ingredients, limitations on the volume of compounded formulations that may be sold across state lines, prohibitions on wholesaling or reselling, and how the FDA treats the compounding of animal drugs from a 503B registered outsourcing facility. These and other restrictions on the activities of compounding pharmacies and outsourcing facilities may limit the market available for compounded formulations, as compared to the market available for FDA-approved drugs.

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

*We are subject to significant costs and uncertainties related to compliance with the extensive regulations that govern the compounding, labeling and distribution of pharmaceutical products and services, in general, and compounded formulations, in particular.  If our compounding facility fails to comply with the Controlled Substances Act, FDCA, or state statutes and regulations, USC could be required to cease operations or become subject to restrictions that could adversely affect our business.

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

Further, the, the FDA seeks to limit, under Section 503A of the FDCA, the amount of compounded products that a pharmacy not registered as an outsourcing facility under Section 503B of the FDCA can dispense interstate. The interpretation and enforcement of this provision is dependent on the FDA entering into a Memorandum of Understanding (“MOU”) with each state setting forth limits on interstate compounding. The final draft of the MOU presented by the FDA in May 2020 proposed that interstate shipments of compounded drug units in excess of 50% of all compounded and non-compounded units dispensed or distributed by a 503A facility per month will trigger increased federal oversight, potential state investigation, and adverse event reporting requirements regarding prescriptions compounded in their respective states and dispensed or distributed out of state. The FDA stated in the final MOU that the document does not apply to outsourcing facilities or to veterinary drug products. Section 503A facilities in states that do not sign the MOU will be prohibited from distributing more than 5% of their compounded drugs out of state. As of the date of this Report, in part due to a reorganization of state government, USC does not know when the Arkansas State Board of Pharmacy, or its umbrella organization the Department of Health, will make a decision regarding the MOU. If the final MOU is not signed by the state of Arkansas, where USC is located, then interstate shipments of compounded preparations from a 503A facility will be limited to quantities not greater than 5% of total prescriptions dispensed or distributed by the 503A facility (the 5% rule).The FDA has announced a 365-day period for states to agree to the finalized MOU, after which it will begin to enforce the 5% rule. As of October 22, 2020, the Office of Management and Budget approved the MOU with no changes. We expect the FDA to publish a Notice on the Federal Register to finalize the process and start the 365-day period for states to sign onto and execute the MOU.  FDA enforcement of either the 5% rule or the final MOU requirements could limit any interstate sales from a 503A facility. To the extent that USC’s operations include sale of products pursuant to Section 503A, the limitations outlined above could apply to a portion of USC’s business.

In January 2018, the FDA published a statement outlining its compounding priorities for 2018 (the “2018 Compounding Plan”) which provided an overview of the key priorities the FDA plans to focus on in 2018 in connection with compounding regulations. Included in the 2018 Compounding Plan were references to forthcoming regulations on compounding from bulk drug substances, determination of clinical need, and a revised memorandum of understanding between the FDA and State Boards of Pharmacy setting forth limits on interstate compounding under Section 503A of the FDCA. In keeping with this 2018 Compounding Plan, in March 2018 the FDA issued a draft guidance proposing a framework for determining the clinical need sufficient to permit an outsourcing facility to compound from bulk drug substances (“Bulks Guidance”), and in May 2020 the FDA issued a revised final MOU (“Revised Final MOU”). As with other FDA regulations and guidance, this guidance and MOU potentially could limit the number and type of products USC is permitted to compound as well as interstate shipping of compounded medications thereby adversely affecting sales of our compounded medications. The Bulks Guidance received numerous comments, and final guidance was published in March 2019 relating to the method by which the FDA will evaluate bulk drug substances for inclusion/exclusion on the final bulk substances lists. To date, FDA has excluded two substances and has proposed excluding an additional 28, while moving to include four substances. FDA is currently accepting comments from industry on these proposals, but no timeline is currently available by which the lists are expected to be finalized. Until FDA makes a final determination , the interim bulk substances lists are effective, and USC does not compound with bulk drug substances not on the interim list as approved for use.

In November 2019, FDA issued a draft Guidance for Industry #256: Compounding Animal Drugs from Bulk Drug Substances (the “Draft GFI #256”). This guidance describes the FDA’s policy regarding the compounding of animal drugs from bulk substances and limits the circumstances in which a compounder may use bulk substances to compound animal medication.  Industry comments to the Draft GFI #256 were due by October 15, 2020. As with other FDA regulations and guidance, when finalized, this guidance could limit the number and type of products USC is permitted to compound for animal use.

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

*We must compound in conformity with applicable cGMP requirements; failure to maintain compliance with applicable cGMP requirements may prevent or delay the compounding or marketing of our compounded preparations.

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

*USC and its customers are subject to a variety of federal, state and local laws and regulations relating to the general healthcare industry, which are subject to frequent change.

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

 In addition, we are subject to the federal anti-kickback statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. We are also subject to state anti-kickback laws and regulations. Violations of the anti-kickback statutes can result in imprisonment, civil or criminal fines, and fines and disciplinary actions relating to our state licensure. Any violation or alleged violation of such federal or state laws could harm USC’s or our reputation, customer relationships or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

*The price of our common stock may be volatile.

The market price of our common stock may fluctuate substantially. For example, from January 2018 to September 30, 2020, the market price of our common stock has fluctuated between $0.27 and $5.10. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
●	our ability to successfully expand sales of our compounded pharmacy formulations;
●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;
●	the timing of, or delay in the timing of, commercial introduction of any of our product;
●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on products that would compete with our product candidates;
●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	period-to-period fluctuations in our financial results;
●	publicity or announcements regarding regulatory developments relating to our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or potential legal proceeding;
●	the effect of public health crises, pandemics or epidemics, such as the coronavirus COVID-19 outbreak; or
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

*Trading of our common stock is limited.

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

* Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets.

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

On August 5, 2020, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, the Company had regained compliance with Nasdaq’s minimum bid price requirement under Nasdaq’s Marketplace Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market, and the matter was now closed.

 On September 29, 2020, we received a notice from Nasdaq notifying the Company that for 30 consecutive business days, the closing bid price of the Company’s common stock was below $1.00 per share and a result the Company no longer complied with the Rule.  This notice has no immediate effect on the Company’s Nasdaq listing or the trading of its common stock. In accordance with Nasdaq Marketplace Rule and 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of notification, or until March 29, 2021, to regain compliance. If at any time before March 29, 2021, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. The notice letter also disclosed that if the Company does not regain compliance within the initial compliance period, it may be eligible for an additional 180-day compliance period. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of a plan to cure the deficiency during the second compliance period. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days to regain compliance. However, if it appears to the staff of Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the staff would notify the Company that it will not be granted additional 180 days for compliance and will be subject to delisting at that time. In the event of such notification, the Company may appeal the staff’s determination to delist its securities. There are no assurances that the Company will be able to regain compliance with the minimum bid price requirements or will otherwise be in compliance with other Nasdaq listing rules. The Company intends to monitor the closing bid price for its common stock and will consider available strategies in an effort to satisfy the minimum bid price requirement.

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

*A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

There have been and may continue to be periods when our common stock could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, conversion of outstanding convertible notes or exercise of outstanding warrants and sale of the shares issuable upon conversion of such notes or exercise of such warrants, issuance of shares following vesting of outstanding restricted stock units, or other events that cause stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, the market price of our common stock could decline. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

*Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

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

As of September 30, 2020, we had 93,657,628 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of  September 30, 2020, we had reserved for issuance 6,590,387 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.31 per share, we had outstanding restricted stock units covering 2,345,630 shares of common stock, and we had outstanding exercisable warrants to purchase 24,634,670 shares of common stock at a weighted-average exercise price of $1.22 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

*Exercise of our outstanding warrants may result in dilution to our stockholders.

As of September 30, 2020, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50 per share. As of September 30, 2020, 13,800,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $1.15 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; 8,700,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.70 per share, that we issued in connection with our private placement of warrants in February 2020 and 2,075,846 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following transactions: warrants to purchase 1,183,432 shares at an exercise price of $4.10 per share in our January 2016 Series A-1 Convertible Preferred Stock transaction; warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; and warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants.

*Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of September 30, 2020, our directors, executive officers and their respective affiliates owned approximately 1.0% of our outstanding shares of common stock and we believe that our largest stockholder owned approximately 3.7% of the outstanding shares of our common stock. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

*Our Bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for a wide variety of disputes between us and our stockholders, and that the federal district courts of the United States of the America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Exclusive forum provisions in our Bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

ITEM  2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning our sales of unregistered securities during the quarter ended September 30, 2020, has previously been reported in reports on Form 8-K that we filed during that quarter.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

3.1	Certificate of Amendment of Restated Certificate of Incorporation. (1)

3.2	Bylaws of the Company. (5)

3.2	Restated Certificate of Incorporation. (6)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. (7)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock. (8)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock. (9)

10.1	Underwriting Agreement dated September 18, 2020. (2)

10.2	2020 Equity Incentive Plan. (3)

10.3	August 2020 Amendment to Loan Amendment and Assumption Agreement. (4)

10.4	Amended Promissory Note. (4)

10.5	Bonus Plan of the Company. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on September 8, 2020.
(2)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on September 18, 2020.
(3)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on August 24, 2020.
(4)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on September 15, 2020.
(5)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on June 22, 2020.
(6)	Incorporated by reference to exhibits filed with the registration statement on Form S-8 on March 17, 2014.
(7)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on August 20, 2014.
(8)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on January 26, 2016.
(9)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on July 12, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: November 9, 2020	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 9, 2020	By:	/s/ Robert O. Hopkins
Robert O. Hopkins
Senior Vice President, Finance and Chief Financial Officer

