Form 10-K/A
period 2020-12-31
Adamis Pharmaceuticals Corp
filed 2021-04-30
CIK 887247

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2020 was $39,434,675.04.

At April 28, 2021, the Company had 148,886,141 shares outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K/A, or this Amendment (also sometimes referred to herein as this report), is to amend Part III, Items 10-14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or the 2020 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on April 15, 2021, to include information previously omitted from the 2020 Annual Report on Form 10-K in reliance on General Instruction G to Form 10-K. This Amendment amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2020 Annual Report on Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2021 Annual Meeting of Stockholders.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2020 Annual Report on Form 10-K.  This Amendment does not reflect events occurring after the filing of the 2020 Annual Report on Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this report is limited in scope to the items identified above and should be read in conjunction with the 2020 Annual Report on Form 10-K.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Board of Directors

Pursuant to our Bylaws, generally the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members. Directors are elected to serve for their respective terms of one year or until their successors have been duly elected or appointed and qualified. Certain information with respect to the directors of the Company, including a brief discussion of the specific experience, qualifications, attributes and skills of our individual Board members that have led our Nominating and Governance Committee and the Board to conclude that these individuals should serve on our Board, is set forth below as of March 31, 2021.

		DIRECTOR
NAME	AGE	SINCE	POSITION(S) HELD
Howard C. Birndorf	71	2019	Director
Roshawn A. Blunt	46	2019	Director
Dennis J. Carlo, Ph.D.	77	2009	President, Chief Executive Officer and Director
David J. Marguglio	50	2009	Senior Vice President, Chief Business Officer and Director
Richard C. Williams	77	2014	Director, Chairman of the Board

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

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The Audit Committee is responsible to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee assists the full Board in its general oversight of our compliance with legal and regulatory requirements, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Subject to an approved charter, the responsibilities of the Audit Committee also include reviewing and monitoring the integrity of our accounting practices, internal control systems, financial reporting processes and our financial statements and related disclosures in our filings with the SEC, monitoring the independence and performance of our independent auditor, providing an avenue of communication among the independent auditor, our management and our Board, and reviewing policies with respect to risk assessment and risk management. The Audit Committee also has the ability to retain, at our expense and without further approval of the Board, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties. The Audit Committee also reviews and approves related party transactions. The members of the Audit Committee are Richard C. Williams, Howard C. Birndorf and Roshawn A. Blunt.  The Board has determined that each member of the Audit Committee is “independent” as defined by the applicable NASDAQ rules and by the Sarbanes-Oxley Act of 2002 and regulations of the SEC, and that Mr. Williams qualifies as an “audit committee financial expert” as defined in such regulations.

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our definitive proxy statement for our 2020 annual meeting of stockholders that was filed with the SEC on July 10, 2020.

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

Delinquent Section 16(a) Reports

Directors, certain officers and beneficial owners of more than 10% of our common stock (“common stock”) are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the SEC and to furnish us with copies of the reports. Other than as set forth below, based solely on a review of the copies of such forms furnished to us, we believe that from January 1, 2020 to December 31, 2020, all such persons satisfied such applicable SEC filing requirements.   On February 16, 2021, each of Dr. Carlo, Dr. Moss, Mr. Marguglio, Mr. Hopkins and Karen K. Daniels filed an Annual Statement of Changes in Beneficial Ownership on Form 5 reporting the vesting, as of February 21, 2020, of 27,823, 13,911, 22,257, 22,257, and 13,911 shares of common stock, respectively, representing a portion of restricted stock units granted in February 2018, with shares of common stock to be issued following such vesting.

Information Regarding Executive Officers

The names, ages, principal occupations during the past five years, and certain other information with respect to our executive officers are shown below as of March 31, 2021. To the extent that any named executive officer is also serving as a member of the Board, then such named executive officer’s biography is set forth under “Information Regarding Board of Directors” above. Our executive officers are appointed by the Board, serve at the discretion of our Board and hold office until their successor is duly elected and qualified or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Name	Age	Principal Occupation
Dennis J. Carlo, Ph.D.	77	Chief Executive Officer of the Company and Director
David J. Marguglio	50	Senior Vice President, Chief Business Officer and Director
Robert O. Hopkins	60	Senior Vice President, Finance and Chief Financial Officer
Ronald B. Moss, M.D.	61	Chief Medical Officer

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

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company during the years ended December 31, 2020 and 2019 to (i) each person who served as the Company’s chief executive officer during fiscal 2020, (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2020 and whose total compensation for such year exceeded $100,000, and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of 2020, of which there were none (sometimes referred to collectively as the “named executive officers”).

							Non-Equity
				Stock		Option	Incentive Plan		All Other
		Salary	Bonus	Awards		Awards	Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)	($)		($)		($)
Dennis J. Carlo, Ph.D.	2020	$667,013	—	—		—	248,129	(1)	67,665	(2)(4)	$982,807
President and Chief Executive Officer	2019	$667,013	—	1,072,740	(3)	—	—		30,556	(2)	$1,770,309
Robert O. Hopkins	2020	$424,600	—	—		—	118,463	(1)	36,897	(2)	$579,960
Senior Vice President, Chief Financial Officer	2019	$424,600	—	858,192	(3)	—	—		30,556	(2)	$1,313,348
Ronald B. Moss	2020	$451,000	—	—		—	125,829	(1)	36,817	(2)	$613,646
Chief Medical Officer	2019	$451,000	—	858,192	(3)	—	—		30,357	(2)	$1,339,549

(1) Reflects cash bonuses paid in 2021 pursuant to the Company’s 2020 Bonus Plan, with respect to the 2020 year.

(2) For 2020 and 2019, consists primarily of premiums paid by the Company on behalf of each of Dr. Carlo, Dr. Moss and Mr. Hopkins for health, dental, and vision insurance.

(3) Reflects restricted stock unit ("RSU") awards granted on January 30, 2019 and which will vest ratably approximately quarterly over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability, with respect to the following numbers of shares of Common Stock: Dr. Carlo, 347,165 shares; and Mr. Hopkins and Dr. Moss, 277,732 shares. The fair market value of the shares at the time of issuance of the RSUs was $3.09 per share. For a discussion of assumptions used to estimate fair value, please see Note 20 to our financial statements in the 2020 Annual Report on Form 10-K.

(4) Due to COVID-19 limitations and restrictions on affecting vacations and vacation travel, for 2020 the Company paid employees whose accumulated vacation/PTO hours ceased accruing during 2020 because the maximum allowable accrual was reached amounts in consideration of the inability to accrue additional vacation hours during 2020.

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

The agreements with our named executive officers provide for initial base compensation at the following initial annual rates: Dr. Carlo, $550,000; Dr. Moss, $385,000; and Mr. Hopkins, $260,000. Under the agreements, the officers are eligible to participate in benefit programs that are routinely made available to officers, including any executive stock ownership plans, profit sharing plans, incentive compensation or bonus plans, retirement plans, Company-provided life insurance, or similar executive benefit plans maintained or sponsored by the Company. The Board may also in its discretion make additional discretionary cash or equity payments, awards, changes in base salary, bonuses or other payments to its officers and employees. Except with respect to titles, salary amounts, and certain severance and benefit provisions following certain kinds of employment terminations or change of control events, or otherwise as described below, the agreements are similar in material respects. The agreements are terminable at any time by either party. In January 2019, the Compensation Committee approved an increase in the annual base salaries for 2019 of the named executive officers to the following amounts: Dr. Carlo, $667,013; Dr. Moss, $451,000; and Mr. Hopkins, $424,600.  There were no increases in the annual base salaries for 2020 of the named executive officers.

 Bonus and Non-Equity Incentive Plan Compensation

Each officer is eligible to receive such discretionary bonuses as the Compensation Committee may approve. In addition, our compensation structure includes eligibility for annual cash bonuses for officers and most non-officer employees. In June 2020, the Compensation Committee approved the Company’s 2020 Bonus Plan (the “2020 Bonus Plan”). The terms of the 2020 Bonus Plan establish for each level of Company employee (with certain exceptions), including the Company’s executive officers, a target cash bonus amount, expressed as a percentage of base salary. Bonus payments will be based on evaluation by the Committee of the Company’s achievement of corporate performance goals for the relevant year, and, where applicable, individual goals. The corporate performance goals for 2020, and subsequent plan years, will be determined by the Committee and may include the achievement of performance targets and business goals relating to matters such as, without limitation, the Company’s financial results, revenues, net income, EBITDA, return on equity, stock price, capital raising activities, pre-clinical or clinical trial activities (including without limitation initiation or completion of trials), regulatory filings relating to product candidates, other regulatory activities or approvals, product development, product commercialization activities, strategic activities and strategic commercial agreements or arrangements, or other corporate goals. All determinations regarding payments of bonuses under the 2020 Bonus Plan are made by the Compensation Committee. The target bonus amounts as a percentage of base salary for 2020 for our named executive officers were as follows: Dr. Carlo, 60%; and Dr. Moss and Mr. Hopkins, 45%. The corporate performance goals for 2020 included the achievement of performance targets and business goals related to the Company’s financial results, commercialization activities and agreements, clinical development and regulatory filings and approvals, and product development activities. Following the end of the 2020 year, the Compensation Committee approved cash bonus payments under the 2020 Bonus Plan for 2020 to the Company’s executive officers, including to the named executive officers in the following amounts: Dr. Carlo, $248,129; Mr. Hopkins, $118,463; and Dr. Moss, $125,829.

In January 2019, the Compensation Committee approved the Company’s 2019 Bonus Plan (the “2019 Bonus Plan”). The terms of the 2019 Bonus Plan are similar in material respects to the 2020 Bonus Plan. The target bonus amounts as a percentage of base salary for 2019 for our named executive officers were as follows: Dr. Carlo, 60%; and Dr. Moss and Mr. Hopkins, 45%. The corporate performance goals for 2019 included the achievement of performance targets and business goals related to the Company’s financial results, capital raising and strategic activities, clinical development and regulatory filings and approvals, clinical trials and related results and product development activities. Following the end of the 2019 year, the members of the Compensation Committee determined that the target performance goals had not been met at a sufficient level and did not approve the payment of any bonuses under the 2019 Bonus Plan with respect to the 2019 year.

Equity Incentives

Our 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant to eligible employees, directors and consultants of stock options, shares of Common Stock, restricted stock awards, restricted stock unit (“RSU”) awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (“Stock Awards”), as well as certain kinds of performance cash awards (collectively with Stock Awards, “Awards”), on such terms as are determined by the Board or other Plan administrator. The Board adopted the 2020 Plan in June 2020, and the stockholders approved the 2020 Plan in August 2020.  Under the provisions of the 2020 Plan, no Award may be granted, issued or made under the 2020 Plan until such time as the fair market value of the Common Stock, which is generally the closing sales price of the Common Stock on the principal stock market on which the Common Stock is traded, has been equal to or greater than $3.00 per share (subject to proportionate adjustment for stock splits, reverse stock splits, and similar events) for at least 10 consecutive trading days, after which time Awards may be made under the Plan without regard to any subsequent increase or decrease in the fair market value of the Common Stock.  The aggregate number of shares of Common Stock that may be issued pursuant to stock awards under the 2020 Plan (the “Share Reserve”) is initially 2,000,000.  Under the terms of the 2020 Plan, the number of shares of Common Stock reserved for issuance will automatically increase on January 1 of each calendar year during the term of the 2020 Plan, commencing January 1, 2021, by five percent of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year; however, the Board may act prior to the start of a calendar year for which an increase applies to provide that there will be no increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the preceding sentence.  The Board, or an authorized committee such as the Compensation Committee, administers the 2020 Plan. The 2020 Plan administrator determines recipients, dates of grant, the numbers and types of Awards to be granted, and the terms and conditions of the Awards, including the period of their exercisability and vesting schedule applicable to an Award. Options granted under the 2020 Plan have terms of up to 10 years.  To the extent that Awards may be granted under the 2020 Plan, we generally made an initial equity award of stock options to most new employees and annual stock-based grants as part of our overall compensation program, and sometimes upon promotion. All equity-based awards granted to executives are approved by our Compensation Committee or the Board. Stock option grants have an exercise price equal to the fair market value of our Common Stock on the grant date and generally have a vesting schedule that provides for monthly or other periodic vesting of the option over a period of time, sometimes with an initial cliff-vesting period where a portion vests after an initial period of time from the grant date, provided that the award recipient continues to provide continuous service to the Company.

Our 2009 Equity Incentive Plan (the “2009 Plan”) provides for the grant to eligible employees, directors and consultants of Awards, as well as certain kinds of performance cash awards, on such terms as are determined by the Board or other 2009 Plan administrator. The Board adopted the 2009 Plan in February 2009 and the stockholders approved the 2009 Plan in March 2009. The 2009 Plan terminated in February 2019, and no further awards may be made under the 2009 Plan. The Board, or an authorized committee such as the Compensation Committee, administers the 2009 Plan. The 2009 Plan administrator determines recipients, dates of grant, the numbers and types of Awards to be granted, and the terms and conditions of the Awards, including the period of their exercisability and vesting schedule applicable to an Award. Options granted under the 2009 Plan have terms of up to 10 years. Before termination of the 2009 Plan, we generally made an initial equity award of stock options to new employees and annual stock-based grants as part of our overall compensation program. All equity-based awards granted to executives are approved by our Compensation Committee or the Board. Stock option grants have an exercise price equal to the fair market value of our Common Stock on the grant date and generally have a vesting schedule that provides for monthly or other periodic vesting of the option over a period of time, sometimes with an initial cliff-vesting period where a portion vests after an initial period of time from the grant date, provided that the award recipient continues to provide continuous service to the Company. Before termination of the 2009 Plan, our general practice was to make annual stock option awards as part of overall compensation, and sometimes upon promotion.

We have also made grants of RSUs in addition to, or in lieu of, stock option awards.  In January 2019, the Compensation Committee granted RSU awards under the 2009 Plan to our executive officers including with respect to the following numbers of shares of Common Stock to our named executive officers: Dr. Carlo, 347,165; and each of Dr. Moss and Mr. Hopkins, 277,732. The 2019 RSUs vest ratably approximately quarterly over a period of three years if the recipient has provided continuous service during the three-year term of the RSU. The RSUs also vest earlier upon the death or disability (as defined the 2009 Plan and the Award agreement relating to the RSU) of the recipient. In addition, each RSU vests in the event of a Change in Control transaction, as defined in the 2009 Plan and Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and related Department of Treasury guidance (“Section 409A”), before the end of the term of the RSU. If the recipient ceases to provide Continuous Service to the Company during the vesting period (other than as a result of an event described above that results in vesting of the award), then vesting of the RSU award ceases.  The shares covered by the RSU are issuable following vesting, as provided in the 2009 Plan and the applicable Award agreement. The 2009 Plan defines “Continuous Service” as meaning that the participant’s service with the Company or an affiliate, whether as an employee, director or consultant, is not interrupted or terminated, as determined pursuant to the provisions of the 2009 Plan and determined by the Board or the chief executive officer of the Company.

Tax Considerations

Generally, Section 162(m) of the Code disallows public companies a tax deduction for federal income tax purposes of compensation in excess of $1 million paid to their chief executive officer and certain other specified officers in any taxable year.  Before tax years ending before December 31, 2017, the $1 million deduction limitation did not apply to “performance-based compensation” (as defined under Section 162(m) of the Code) or compensation qualified for one of the other exemptions from the deduction limit. The Tax Cuts and Jobs Act, which was signed into law in December 2017, repealed and eliminated, effective for taxable years beginning after December 31, 2017, this exception for performance-based compensation granted by us to a covered officer (which now includes our Chief Financial Officer) after November 2, 2017. As a result, compensation paid to our covered employees in excess of $1 million will not be deductible unless it qualifies for limited transition relief applicable to certain arrangements in place as of November 2, 2017. The Compensation Committee reserves the right to modify outstanding awards that were initially intended to qualify as “performance-based compensation” if it determines that such modifications are consistent with our business needs. The Compensation Committee believes that, in establishing the cash and equity incentive compensation plans and arrangements for our executive officers, the potential deductibility of the compensation payable under those plans and arrangements should be only one of the relevant factors taken into consideration. For that reason, the Compensation Committee may deem it appropriate to provide one or more executive officers with the opportunity to earn compensation which may not be fully tax deductible by reason of Section 162(m) or other provisions of the Code. The Compensation Committee believes it is important to maintain compensation at the requisite level to attract and retain the individuals essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) deduction limitation.

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

Potential Payments Upon Termination or Change in Control

Employment Agreements

The employment agreements of the executive officers of the Company, including named executive officers, contain provisions providing for certain potential payments upon the occurrence of a change in control of the Company. Under the terms of the employment agreements of the executive officers, including our named executive officers, if the Company terminates the officer’s employment at any time, the officer will be entitled to receive any unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which the officer is entitled by virtue of the officer’s past employment with the Company. The agreements provide that if the officer’s employment is terminated without cause (as defined in the applicable employment agreement), then conditioned on the officer’s timely execution of a general release and waiver, the officer will be entitled to receive severance payments at the officer’s then-annual base salary for the following periods from the date of termination: Dr. Carlo, 18 months; and Messrs. Marguglio and Hopkins and Dr. Moss, nine months. The officers also would (assuming eligibility and timely elections) be entitled to be reimbursed for payment of the Company’s portion of the premiums required to continue the officer’s medical, dental and vision insurance coverage pursuant to COBRA during the applicable severance period (or until the officer becomes employed full-time by another employer). These payments will be accelerated in the event of a Change in Control transaction, as defined in the agreements. The definition of a “Change in Control” under the agreements is generally similar to the definition of Change in Control in the 2009 Plan, as described below. In addition, under the terms of the agreements, in the event of a termination without cause, a number of unvested stock options will accelerate, vest and be exercisable in full as if the officer had remained employed during the severance periods described above, and all options will remain exercisable for a period of one year after the date of termination. Under the agreements, upon termination of employment by reason of death or disability, any options that are vested and exercisable on the termination date will remain exercisable for 12 months after the date of cessation of service, with “disability” defined in the Plan as the inability of the Plan participant to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, as provided in the Code including Section 409A. The employment agreement of Dr. Moss provides that if his employment is terminated by reason of death or disability, then the vesting of all unvested options held by him will accelerate in full and the options held by Dr. Moss will remain exercisable for one year after his cessation of service, with “Disability” defined in the agreement as the officer being disabled from performing the essential functions of the officer’s assigned duties under the employment agreement due to physical or mental disability, with or without reasonable accommodations as required by applicable law, for a period in excess of 60 consecutive days or a period or periods of more than 120 days in the aggregate in any 12-month period.

The agreements also provide that if an officer is terminated without cause or the officer terminates the officer’s employment for good reason (as defined in the applicable employment agreement), upon or within 13 months after the date of a Change in Control, the officer will also be entitled to receive the severance and medical benefits described above, and the severance payments described above will be accelerated and paid in a lump sum. In addition, in the event of a Change in Control, all unvested options held by the officer will accelerate and be exercisable in full and any unvested shares will vest in full. In the event of a Change in Control, the RSUs that were awarded in March 2017, February 2018 and January 2019 to Messrs. Carlo, Marguglio, Hopkins, and Dr. Moss would vest in full if they had not already vested, and shares would be issuable following vesting.

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

Equity Incentive Plans

Our 2009 Plan and our 2020 Plan (sometimes referred to individually as the “Plan” and together as the “Plans”) include provisions affecting the vesting of Awards granted under the Plans in the event of a change in control of the Company. Under the provisions of the 2009 Plan, unless otherwise provided in a particular Award agreement under the 2009 Plan, the following provisions apply to Stock Awards in the event of a Corporate Transaction unless otherwise provided in the instrument evidencing the Stock Award or any other written agreement between the Company or any Affiliate and the holder of the Stock Award, and may result in acceleration of options or other awards granted under the 2009 Plan in connection with a change in control transaction.

(i)    Stock Awards May Be Assumed. Except as otherwise stated in the Stock Award Agreement, in the event of a Corporate Transaction, any surviving corporation or acquiring corporation (or the surviving or acquiring corporation's parent company) may assume or continue any or all Stock Awards outstanding under the 2009 Plan or may substitute similar stock awards for Stock Awards outstanding under the 2009 Plan (including but not limited to, awards to acquire the same consideration paid to the stockholders of the Company pursuant to the Corporate Transaction), and any reacquisition or repurchase rights held by the Company in respect of Common Stock issued pursuant to Stock Awards may be assigned by the Company to the successor of the Company (or the successor's parent company, if any), in connection with such Corporate Transaction. A surviving corporation or acquiring corporation (or its parent) may choose to assume or continue only a portion of a Stock Award or substitute a similar stock award for only a portion of a Stock Award. The terms of any assumption, continuation or substitution will be set by the Board.

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

In addition, under the provisions of the 2009 Plan, a Stock Award may be subject to additional acceleration of vesting and exercisability upon or after a Change in Control as may be provided in the Stock Award Agreement for such Stock Award or as may be provided in any other written agreement between the Company or any Affiliate and the recipient of the Stock Award, but in the absence of such provision, no such additional acceleration will occur.

The terms of the options held by the named executive officers and reflected in the Summary Compensation Table, as well as options granted to other executive officers of the Company, provide for full acceleration of any unvested portion of the option upon an event that constitutes a Change in Control of the Company as defined in the 2009 Plan and under Section 409A.  In addition to accelerated vesting of some or all of the unvested portion of an option upon a termination of continuous service without cause, options held by executive officers may provide for accelerated vesting of the unvested portion of the option in the event of the officer’s termination of continuous service by reason of death or disability, and the options granted in 2017 and 2018 to the executive officers of the Company provided for such acceleration of vesting.

Under the 2009 Plan and the employment agreements of the executive officers described above, ”Change in Control” means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

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

Notwithstanding the foregoing or any other provision of the 2009 Plan, the definition of Change in Control (or any analogous term) in an individual written agreement between the Company or any affiliate of the Company and the Participant will supersede the foregoing definition with respect to Awards subject to such agreement; provided, however, that if no definition of Change in Control or any analogous term is set forth in such an individual written agreement, the foregoing definition will apply.

The Board may, in its sole discretion and without Participant consent, amend the definition of "Change in Control" to conform to the definition of "Change in Control" under Section 409A, and the foregoing definition will be interpreted so as to only include events that constitute a change in control under Section 409A.

Under the 2009 Plan, "Corporate Transaction" means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

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

Under the provisions of the 2020 Plan, in the event of certain specified significant corporate transactions as defined in the 2020 Plan, including a change in ownership or effective control of the Company or a change in the ownership of a substantial part of the assets of the Company as defined within the meaning of Section 409A of the Code, the 2020 Plan administrator has the discretion to take any of the following actions with respect to stock awards:  arrange for the assumption, continuation, or substitution of a stock award by a surviving or acquiring entity or parent company; arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company; accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction; arrange for the lapse of any reacquisition or repurchase right held by us; cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as the Board may deem appropriate; or make a payment equal to the excess of (1) the value of the property the participant would have received upon exercise of the stock award over (2) the exercise price or strike price otherwise payable in connection with the stock award.  The 2020 Plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner.  The 2020 Plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us, that the stock award will be subject to additional acceleration of vesting and exercisability or settlement in the event of a corporate transaction.  Except as may otherwise be stated in a particular award agreement, in the event of a corporate transaction, the vesting and exercisability provisions of stock awards will be accelerated in full, and if the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such stock awards, then such awards will be terminated if not exercised prior to the effective date of the corporate transaction.  Under the 2020 Plan, a corporate transaction is defined generally as (1) the acquisition by any person or company of more than 50% of the combined voting power of our then outstanding stock, (2) a merger, consolidation or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity) in substantially the same proportions as their ownership immediately prior to such transaction, (3) a sale or other disposition of all or substantially all of our assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction, or (4) when a majority of our board of directors becomes comprised of individuals who were not serving on the Board on the date the 2020 Plan was adopted (the “incumbent board” ), or whose nomination, appointment, or election was not approved by a majority of the incumbent Board still in office.

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at December 31, 2020, for each of our named executive officers:

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	(1)		Unexercisable	Options (#)	($)	Date	Vested (#)	Not Vested ($)	Vested (#)		Vested ($)

Dennis J. Carlo, Ph.D.	157,660	(2)	9,274	—	$2.83	2/21/2028	—	$—	144,699	(8)	$70,903
	477,000	(2)	—	—	$3.15	2/7/2027			27,822	(7)	13,633
	442,367	(2)	—	—	$4.10	1/25/2026			250,000	(6)	122,500
	102,003	(2)	—	—	$5.99	1/23/2025
	130,100	(2)	—	—	$5.99	1/23/2025
	45,200	(5)	—	—	$6.32	4/1/2024
	90,300	(4)	—	—	$6.32	4/1/2024
	35,294	(4)	—	—	$3.23	9/11/2021

Robert O. Hopkins	126,128	(2)	7,419	—	$2.83	2/21/2028	—	$—	115,759	(8)	$56,722
	110,000	(2)	—	—	$3.15	2/7/2027			22,258	(7)	10,906
	67,183	(2)	—	—	$4.10	1/25/2026			200,000	(6)	98,000
	65,050	(2)	—	—	$5.99	1/23/2025
	8,200	(5)	—	—	$6.32	4/1/2024
	40,800	(4)	—	—	$6.32	4/1/2024
	7,353	(3)	—	—	$3.23	9/11/2021

Ronald B. Moss	78,830	(2)	4,637	—	$2.83	2/21/2028	—	$—	115,759	(8)	$56,722
	210,000	(3)	—	—	$3.45	2/28/2027			13,911	(7)	6,816

(1)	Does not include restricted stock units granted.
(2)	The options vest with respect to 1/36 of the shares subject to the option on each monthly anniversary of the grant date, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(3)	The options vest with respect to one-third of the shares immediately and monthly thereafter with respect to 1/24 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(4)	The options vest with respect to one-sixth of the shares subject to the option on the six-month anniversary of the grant date and monthly thereafter with respect to 1/36 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(5)	The options are fully vested and have a term of ten years (subject to earlier termination upon the events described in the Plan such as termination of employment).
(6)	The restricted stock unit awards will fully vest on the seventh anniversary of the date of grant if the recipient has provided continuous service to the Company until such date, and upon change of control or upon death or disability.
(7)	The restricted stock unit awards will equally vest on each yearly anniversary of the date of grant if the recipient has provided continuous service to the Company until such date, and upon change of control or upon death or disability.
(8)	The restricted stock unit awards will vest ratably approximately quarterly over a period of three years if the recipient has provided continuous service or upon change of control or upon death or disability.

Compensation of Directors

The following table shows amounts earned by each director for 2020, other than Dr. Carlo and Mr. Marguglio, who are executive officers and received no additional compensation for their services as a director.

	Fees			Non-Equity
	Earned			Incentive	Nonqualified
	or Paid	Stock	Option	Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Director	($)(1)	($)	($)	($)	Earnings	($)	($)
Howard C. Birndorf	$64,000	$—	$—	$—	$—	—	$64,000
Roshawn A. Blunt	$64,000	$—	$—	$—	$—	—	$64,000
Richard C. Williams	$128,000	$—	$—	$—	$—	—	$128,000

(1)	Reflects the amount of fees earned during 2020.

In general, under the Company’s policies concerning fees for non-employee directors, non-employee directors of the Company were entitled during 2020 to receive the following amounts of cash compensation for service as a director: each non-employee director was entitled to receive an annual fee of $64,000 per year, paid quarterly in arrears; and the Chairman of the Board was entitled to receive an annual fee of $128,000 per year, or twice the non-employee director annual fee, paid quarterly in arrears. Each director is also entitled to reimbursement of reasonable expenses incurred in connection with board-related activities. In addition, to the extent that awards may be granted pursuant to the terms of the 2020 Plan, upon joining the Board a non-employee director is entitled to receive an initial director option under the 2020 Plan to purchase 50,000 shares of Common Stock, vesting monthly over a period of 36 months from the grant date, and each non-employee director is also entitled to receive under the 2020 Plan a succeeding annual grant, on the first business day after the date of the annual meeting of stockholders, to purchase 30,000 shares of Common Stock, with the annual grant vesting and becoming exercisable as to 1/12 of the shares subject to the option on each monthly anniversary of the grant date. The initial director options and any annual options have a term of 10 years and will have an exercise price equal to the fair market value of the Common Stock on the grant date.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of the March 31, 2021 (the “Table Date”), regarding beneficial ownership of all classes of our voting securities, to the extent known to us, by (i) each person who is a director or a nominee for director; (ii) each named executive officer in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) each person who is known by us to be the beneficial owner of 5% or more of any class of our voting securities. Except as otherwise noted, each person has sole voting and investment power as to his or her shares. As of the Table Date, the applicable share numbers and percentages are based on 148,886,141 shares of Common Stock issued and outstanding.

	Shares Beneficially Owned (1)
	Title or Class of Securities:
	Common Stock			Preferred Stock
Directors	Shares		Percent	Shares		Percent
Dennis J. Carlo, Ph.D.	1,903,191	(2)	1.3
David J. Marguglio	849,048	(3)	*
Richard C. Williams	299,918	(4)	*
Howard C. Birndorf	58,824	(5)	*
Roshawn A. Blunt	—		*
Other Named Officers
Robert O. Hopkins	639,739	(6)	*
Ronald B. Moss	469,669	(7)	*
Other Beneficial Ownership
Walleye Trading LLC	—			172,414	(8)	89.6
Philco Investments Ltd.	—			20,000	(8)	10.4
All Adamis directors and executive officers as a group (seven persons)	4,220,389	(9)	2.8

*	Less than 1%.
(1)	Based upon information supplied by officers, directors and principal stockholders. Beneficial ownership is determined in accordance with rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to an option or similar right that is currently exercisable or exercisable within 60 days of the date of the table are deemed to be outstanding and to be beneficially owned by the person holding such option or right for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Adamis Pharmaceuticals Corporation, 11682 El Camino Real, Suite 300, San Diego, California 92130.
(2)	Includes 322,415 shares of Common Stock owned of record, 5,883 shares of Common Stock held of record by a family member and beneficially owned by Dr. Carlo; 1,489,818 shares of Common Stock underlying options and 85,695 restricted stock units which were exercisable or vested as of the Table Date or 60 days after such date. Excludes 336,826 restricted stock units which become exercisable or vest over time after such period.
(3)	Includes 171,505 shares of Common Stock owned of record, 5,884 shares of Common Stock held of record by a family member and beneficially owned by Mr. Marguglio; 603,103 shares of Common Stock underlying options and 68,556 restricted stock units which were exercisable or vested as of the Table Date or 60 days after such date. Excludes 269,461 restricted stock units which become exercisable or vest over time after such period.
(4)	Includes 89,918 shares of Common Stock owned of record and 210,000 shares of Common Stock subject to options which were exercisable as of the Table Date or 60 days after such date. Excludes 150,000 restricted stock units which become exercisable or vest over time after such period.
(5)	Includes 58,824 shares that are issuable upon the exercise of a warrant that is exercisable as of and within 60 days after the Table Date.
(6)	Includes 139,050 shares of Common Stock owned of record; 432,133 shares of Common Stock subject to options and 68,556 restricted stock units which were exercisable or vested as of the Table Date or 60 days after such date. Excludes 269,461 restricted stock units which become exercisable or vest over time after such period.

(7)	Includes 115,993 shares of Common Stock owned of record; 293,467 shares of Common Stock subject to options and 60,209 restricted stock units which were exercisable or vested as of the Table Date or 60 days after such date. Excludes 69,461 restricted stock units which become exercisable or vest over time after such period.
(8)

The number of shares indicated in the table under the heading “Preferred Stock” includes shares of the Company’s Series A-2 Preferred Stock that are issuable upon the exercise of warrants held by each of the following securityholders, which are exercisable as of or within 60 days after the Table Date, to purchase the following number of shares of Series A-2 Preferred and/or Common Stock:  Walleye Trading LLC (“Walleye”), 172,414 shares; and Philco Investments, Ltd., 20,000 shares.  The business address of Walleye is 2800 Niagara Lane, Plymouth, Minnesota 55447.  Andrew Carney, the Chief Executive Officer of Walleye, has voting and investment control over the securities beneficially owned by Walleye.  Mr. Carney disclaims beneficial ownership over the securities held by Walleye, except to the extent of its or his pecuniary interest therein.  The business address of Philco Investments, Ltd, (“Philco”) is 4500 Cooper Road, Suite 301, Cincinnati, Ohio 45242.   Under the Certificate of Designation relating to the Series A-2 Preferred, each share of Series A-2 Preferred is convertible into Common Stock at an initial conversion rate of 1-for-1.  Except as provided in the Certificate of Designation or as otherwise required by law, the holders of Series A-2 Preferred are entitled to vote with the holders of outstanding shares of Common Stock, voting together as a single class, with respect to all matters presented to the stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of Common Stock into which the Series A-2 Preferred held by such holder is convertible.

(9)	Includes 3,027,901 shares of Common Stock underlying options, 58,824 warrant shares and 283,016 restricted stock units which were exercisable or vested within 60 days after the Table Date.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2020, information with respect to our 2009 Equity Incentive Plan and 2020 Equity Incentive Plan, and with respect to certain other options and warrants.

	Number of		Number of securities
	securities		remaining available
	to be issued		for future issuance
	upon exercise	Weighted average	under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(1) (a)	(2) (b)	(3) (c)
Equity compensation plans approved by security holders	8,645,189	$4.29	2,000,000

(1)	All options, warrants and rights reflected in the table were granted under the 2009 Plan. Includes shares issuable upon the vesting of RSUs and the shares underlying such RSUs. As of December 31, 2020, 2,136,893 shares were issuable in the future upon the vesting of RSUs.
(2)	The weighted average exercise price does not include the RSUs which do not have an exercise price.
(3)

Represents shares reserved for issuance under the 2020 Plan. Under our 2009 Plan, the number of shares that are reserved for issuance under the 2009 Plan increased, and under our 2020 Plan the number of shares that are reserved for issuance under the Plan increases, annually each January 1st by the lesser of (a) 5.0% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of Common Stock determined by the Board before the start of a calendar year for which an increase applies. Under the 2020 Plan, subject to the provisions of the 2020 Plan concerning when Awards may be made under the 2020 Plan we may grant, and before the termination of the 2009 Plan in February 2019 we could grant, options to purchase Common Stock and other kinds of equity awards, including shares of Common Stock, stock purchase rights, restricted Common Stock and restricted stock units, to officers, directors, employees or consultants providing services on such terms as are determined by the Board.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

To our knowledge, other than (i) compensation for services as executive officers and directors; (ii) employment relationships or transactions involving an executive officer and related compensation solely resulting from that employment relationship or transaction, including the employment agreements, stock option or other equity awards, and other transactions described above under the heading "Executive Compensation" or not required to be reported; or (iii) as set forth below, there were no material transactions, or series of similar transactions, since January 1, 2019, or any currently proposed transactions, or series of similar transactions, to which we were, or will be, a party, in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the average of our total assets at the end of our last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest (a "related party transaction").

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

Audit Fees

The following table sets forth fees billed to us by our independent registered public accounting firm during the years ended December 31, 2020 and 2019 for: (i) services rendered for the audit of our annual financial statements, review of our quarterly financial statements, and other services normally provided in connection with statutory and regulatory filing requirements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.  On June 18, 2020, the Audit Committee of the Company approval the dismissal of Mayer Hoffman McCann P.C. (“MHM”) as the Company’s independent registered public accounting firm, and appointed BDO USA, LLP (“BDO”) as the Company’s new independent registered public accounting firm.

BDO fees summarized below:

	Fiscal 2020	Fiscal 2019
Audit Fees (1)	$468,505	$—
Audit Related Fees	—	—
Tax Fees (2)	4,547	48,690
All Other Fees (3)	—	268,600
Total Fees:	473,052	317,290

MHM fees summarized below:

	Fiscal 2020	Fiscal 2019
Audit Fees (1)	$307,059	$449,615
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	285,059	449,615

(1)	Includes fees associated with the annual audit of our financial statements and internal control over financial reporting, the review of our interim financial statements, and for services normally provided in connection with statutory and regulatory filing requirements, including fees associated with review of registration statements and providing consents and comfort letters.
(2)	Includes fees associated with the preparation of the Company's income tax returns and other tax related consulting.
(3)	Includes fees associated with Sarbanes-Oxley Act of 2002 and technical accounting consulting, including adoption of new accounting guidance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee approves in advance all audit and permitted non-audit services that may be performed by our principal independent registered public accounting firm. Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. The Audit Committee periodically reviews and revises the list of pre-approved services. The Audit Committee delegates certain pre-approval authority to its chairperson, whose activities are reported to the Audit Committee at each regularly scheduled meeting. All fees to our principal independent registered public accounting firm reported in the table above under the headings Audit Fees and Audit-Related Fees, and Tax Fees and All Other Fees, for the years ended December 31, 2020 and 2019 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

MHM has advised the Company that substantially all MHM's personnel, who work under the control of MHM’s shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure. Accordingly, substantially all of the hours expended on MHM’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2019, were attributed to work performed by persons other than MHM’s full-time, permanent employees.

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

ADAMIS PHARMCEUTICALS CORPORATION

Dated: April 30, 2021	By:	/s/ DENNIS J. CARLO
Dennis J. Carlo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DENNIS J. CARLO	Chief Executive Officer	April 30, 2021
Dennis J. Carlo	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ ROBERT O. HOPKINS	Senior Vice President, Finance, Chief Financial	April 30, 2021
Robert O. Hopkins	Officer and Secretary

Directors:

/s/ *	Director	April 30, 2021
David J. Marguglio

/s/ *	Director	April 30, 2021
Richard C. Williams

/s/ *	Director	April 30, 2021
Howard C. Birndorf

/s/ *	Director	April 30, 2021
Roshawn A. Blunt

* By:	/s/ ROBERT O. HOPKINS
Robert O. Hopkins
Attorney-in-fact

