Form 10-Q
period 2021-03-31
Adamis Pharmaceuticals Corp
filed 2021-11-22
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 22, 2021, was 148,886,141.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Summary of Material Risks Associated With Our Business

The business of Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis,” or the “company”) is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

●	There is substantial doubt about our ability to continue as a going concern. We have incurred significant losses since our inception, anticipate that we will continue to incur losses in 2021, and may continue to incur losses in the future. We may never achieve or sustain profitability.
●	Statements in this Report concerning our future plans and operations are dependent on our having adequate funding and the absence of unexpected delays or adverse developments. We may require additional financing in the future and may not be able to secure required funding, which could force us to delay, reduce or eliminate our commercialization efforts or product development programs and could cause us to cease operations.
●	We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.
●	Several of our potential products and technologies are in early stages of development, or have been discontinued or are suspended.
●	Our development plans concerning our products and product candidates are affected by many factors, the outcome of which are difficult to predict.
●	We could experience delays in the commencement or completion of clinical testing of our product candidates, which could result in increased costs and delays and adversely affect our business and financial condition. We may be required to suspend, repeat or terminate our clinical trials if trials are not well designed, do not meet regulatory requirements or the results are negative or inconclusive.
●	We are subject to the risk of lawsuits or other legal proceedings.
●	We are subject to substantial government regulation, which could materially adversely affect our business. We may encounter difficulties or delays in applying for or obtaining regulatory approval for our products. If we do not receive required regulatory approvals for our products, we may not be able to develop and commercialize our products or technologies.
●	Even if they are approved and commercialized, our potential products may not be able to compete effectively with other products targeting similar markets.
●	Our failure to adequately protect or to enforce our intellectual property rights or secure rights to third party patents or other intellectual property rights could materially harm our proprietary position in the marketplace or prevent the commercialization of our products. We may become involved in patent litigation or other intellectual property proceedings, which could result in liability for damages and have a material adverse effect on our business and financial position.
●	If we determine that our intangible assets or other assets have become impaired, our total assets and financial results could be adversely affected.
●	We borrowed funds pursuant to the Paycheck Protection Program. Even though our loans have been forgiven pursuant to the program, we remain subject to possible review and audit in connection with such loans.
●	Our business is impacted by state and federal statutes and regulations.
●

Our US Compounding Inc. subsidiary, or USC, which is registered as a human drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, is subject to many federal, state and local laws, regulations, and administrative practices, including, among others: federal registration as an outsourcing facility, state and local licensure, and registration requirements concerning the operation of outsourcing facilities and the compounding, labeling, marketing, sale and distribution of products from our registered outsourcing facility. Effective as of July 30, 2021, we entered into an asset purchase agreement pursuant to which we sold and transferred certain assets of USC related to its human compounding pharmaceutical business, and we have approved a restructuring pursuant to which the remaining operations and business of USC will be wound down and wound up and assets relating to USC’s business will be sold or otherwise disposed of. Nevertheless, USC and we could become involved in proceedings with the U.S. Food & Drug Administration, or FDA , or other federal or state regulatory authorities alleging non-compliance with applicable federal or state regulatory legal requirements, which could adversely affect our business, financial condition and results of operations.

●	We have received a grand jury subpoena issued in connection with a criminal investigation. As we have previously disclosed, on May 11, 2021, each of the company and our USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office (“USAO”) for the Southern District of New York issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the board of directors (the “Board”) has engaged outside counsel to conduct an independent internal investigation to review these and other matters. The company has also received a request from the Securities and Exchange Commission (“SEC”) that the company voluntarily provide documents and information relating to certain matters including the subject matter of the subpoena from the USAO. The Company has produced and will continue to produce and provide documents in response to the subpoena and requests. The company intends to cooperate with the USAO and SEC. At this time, the company is unable to determine what, if any, additional actions the USAO, SEC or other federal or state authorities may take, what, if any, remedies or remedial measures the USAO, SEC or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the Company’s business, previously reported financial results, financial results included in this Report, or future financial results. We could receive additional requests from the USAO, SEC or other authorities, which may require further investigation. The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties, equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.
●	Changes in healthcare laws could adversely affect the ability or willingness of customers to purchase our products and, as a result, adversely impact our business and financial results.
●	We identified a material weakness in our internal control over financial reporting, concluded that our internal control over financial reporting was not effective and that our disclosure controls and procedures were not effective at the reasonable assurance level, and restated our unaudited condensed consolidated financial statements for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020, which may lead to additional risks and uncertainties, including loss of investor confidence, legal investigations or proceedings, and negative impacts on our business, financial condition and stock price. In addition, we identified a material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021. If we fail to effectively remediate material weaknesses in our internal control over financial reporting, it could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
●	Our business depends on complex information systems, and any failure to successfully maintain these systems or implement new systems to handle our changing needs could materially harm our operations. Cybersecurity or other system failures could disrupt our business, result in liabilities, and adversely affect our business, financial condition and results of operations.
●	Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.
●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021
	(Unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$57,923,201	$6,855,355
Accounts Receivable, net	1,192,869	1,092,857
Inventories	2,556,840	3,115,926
Prepaid Expenses and Other Current Assets	975,570	1,459,983
Total Current Assets	62,648,480	12,524,121
LONG TERM ASSETS
Intangible Assets, net	6,051,309	6,289,684
Goodwill	868,412	868,412
Fixed Assets, net	9,612,682	9,586,593
Right-of-Use Assets	1,423,295	1,543,997
Other Non-Current Assets	54,655	54,655
Total Assets	$80,658,833	$30,867,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,035,796	$3,491,717
Deferred Revenue, current portion	120,692	100,070
Accrued Other Expenses	2,319,735	2,524,412
Accrued Bonuses	1,471,965	1,047,719
Contingent Loss Liability	7,900,000	7,900,000
Lease Liabilities, Current Portion	501,515	494,342
Bank loans - Building, current portion	2,042,507	2,067,213
Paycheck Protection Plan (PPP) Loan , current portion	2,923,797	2,300,253
Total Current Liabilities	21,316,007	19,925,726
LONG TERM LIABILITIES
Deferred Revenue, net of current portion	825,000	850,000
Deferred Tax Liability, net	112,530	112,530
Lease Liabilities, net of current portion	975,772	1,105,219
PPP Loan, net of current portion	2,033,398	891,447
Warrant Liabilities, at fair value	201,250	4,485,000
Total Liabilities	25,463,957	27,369,922
COMMITMENTS AND CONTINGENCIES, see Note 9
STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value $ .0001 ; 10,000,000 Shares Authorized; Series A-1 and Series A-2 Convertible, no shares Issued and Outstanding at March 31, 2021 (Unaudited) and December 31, 2020, respectively.	—	—
Common Stock - Par Value $ .0001 ; 200,000,000 Shares Authorized; 149,409,098 and 94,365,015 Issued; 148,886,141 and 93,842,058 Outstanding at March 31, 2021 (Unaudited) and December 31, 2020, respectively	14,941	9,437
Additional Paid-in Capital	302,822,034	233,404,968
Accumulated Deficit	(247,636,849)	(229,911,615)
Treasury Stock - 522,957 Shares, at cost	(5,250)	(5,250)
Total Stockholders’ Equity	55,194,876	3,497,540
Total Liabilities and Stockholders’ Equity	$80,658,833	$30,867,462

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
REVENUE, net	$4,108,532	$4,663,210
COST OF GOODS SOLD	3,641,948	3,687,044
Gross Profit	466,584	976,166

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,919,474	6,054,371
RESEARCH AND DEVELOPMENT	2,261,322	2,036,732
IMPAIRMENT EXPENSE - Goodwill	—	3,143,200
Loss from Operations	(7,714,212)	(10,258,137)

OTHER INCOME (EXPENSE)
Interest Expense	(39,325)	(38,287)
Other Income	16,203	23,055
Change in Fair Value of Warrants	(7,641,900)	3,027,000
Total Other Income (Expense), net	(7,665,022)	3,011,768
Net (Loss)	$(15,379,234)	$(7,246,369)

Basic and Diluted (Loss) Per Share	$(0.12)	$(0.11)

Basic and Diluted Weighted Average Shares Outstanding	129,463,867	66,499,766

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2021 (Unaudited)	Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2020, as reported	—	$—	94,365,015	$9,437	$233,404,968	522,957	$(5,250)	$(229,911,615)	$3,497,540
Adjustment, Conversion of 2019 Warrants Liability upon Adoption of ASU 2020-06	—	—	—	—	4,830,000	—	—	(2,346,000)	2,484,000
Balance December 31, 2020, as adjusted	—	—	94,365,015	9,437	238,234,968	522,957	(5,250)	(232,257,615)	5,981,540
Common Stock Issued, Net of Issuance Costs of $ 3,330,752	—	—	46,621,621	4,661	48,414,585	—	—	—	48,419,246
Exercise of Warrants	—	—	8,356,000	836	15,292,714	—	—	—	15,293,550
Issuance of Restricted Stock Units (RSUs)	—	—	66,462	7	(7)	—	—	—	—
Share Based Compensation	—	—	—	—	879,774	—	—	—	879,774
Net (Loss)			—	—	—	—	—	(15,379,234)	(15,379,234)
Balance March 31, 2021	—	$—	149,409,098	$14,941	$302,822,034	522,957	$(5,250)	$(247,636,849)	$55,194,876

Three Months Ended March 31, 2020 (Unaudited)	Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2019	—	$—	62,352,465	$6,235	$213,520,785	522,957	$(5,250)	$(180,520,526)	$33,001,244
Common Stock Issued, Net of Issuance Costs of $ 494,902	—	—	11,600,000	1,161	6,231,938	—	—	—	6,233,099
Issuance of Restricted Stock Units (RSUs)	—	—	302,780	30	(30)	—	—	—	—
Issuance of 2020 Warrants	—	—	—	—	(1,914,000)	—	—	—	(1,914,000)
Share Based Compensation	—	—	—	—	1,218,961	—	—	—	1,218,961
Net (Loss)			—	—	—	—	—	(7,246,369)	(7,246,369)
Balance March 31, 2020	—	$—	74,255,245	$7,426	$219,057,654	522,957	$(5,250)	$(187,766,895)	$31,292,935

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(15,379,234)	$(7,246,369)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used in) Operating Activities:
Stock Based Compensation	879,774	1,218,961
Change in Fair Value of Warrant Liability	7,641,900	(3,027,000)
Provision for Bad Debts	26,534	31,459
Provision for Excess and Obsolete Inventory	491,923	583,695
Non-Cash Operating Lease Expense	(1,541)	1,686
Depreciation and Amortization Expense	647,161	917,200
Impairment of Goodwill	—	3,143,200
Change in Operating Assets and Liabilities:
Accounts Receivable - Trade	(126,546)	548,048
Inventories, net	67,163	(1,043,643)
Prepaid Expenses and Other Current Assets	484,413	118,437
Accounts Payable	628,850	(736,212)
Deferred Revenue	(4,378)	(1,828)
Accrued Other Expenses and Bonuses	107,228	1,252,429
Net Cash (Used in) Operating Activities	(4,536,753)	(4,239,937)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(406,185)	(274,309)
Net Cash (Used in) Investing Activities	(406,185)	(274,309)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	51,749,998	6,728,001
Costs of Issuance of Common Stock	(3,330,752)	(494,902)
Proceeds from Exercise of Warrants	5,851,900	—
Proceeds of PPP Loan	1,765,495	—
Principal Payment of Finance Leases	(1,151)	(1,105)
Payment of Bank Loans	(24,706)	(22,363)
Net Cash Provided by Financing Activities	56,010,784	6,209,631
Increase in Cash and Cash Equivalents	51,067,846	1,695,385
Cash and Cash Equivalents:
Beginning Cash and Cash Equivalents	6,855,355	8,810,636
Ending Cash and Cash Equivalents	$57,923,201	$10,506,021

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$30,894	$39,214
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Increase (Decrease) in Accrued Capital Expenditures	$27,570	$(122,443)

The accompanying notes are in an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of operations of Adamis Pharmaceuticals Corporation (“the Company”) for any interim periods are not necessarily indicative of the results of operations for any other interim periods or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

On January 30, 2020, the World Health Organization (“WHO”) declared that the novel coronavirus (COVID-19) outbreak was a global health emergency, which prompted national governments to begin putting actions in place to slow the spread of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. The governmental actions and the widespread disruptions arising from the pandemic have adversely affected certain aspects of our business. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict, including in light of recent new variants of the virus. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

Segment Reporting

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. Commencing April 1, 2020, our management, including the chief executive officer, who is our chief operating decision maker (“CODM”), began managing our operations as operating in two business segments: Drug Development and Commercialization which includes without limitation out-licensing the Company’s FDA approved products; and Compounded Pharmaceuticals which includes the Company’s registered outsourcing facility, based on changes to the way that management monitors performance, aligns strategies, and allocates resources results. We determined that each of these operating segments represented a reportable segment. These consolidated financial statements and related footnotes, including prior year financial information, are presented as if there were two reporting segments for all periods presented, to the extent described in Note 12. We are a specialty biopharmaceutical company focused on developing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease; and a registered drug compounding outsourcing facility, which compounds sterile prescription medications and certain nonsterile preparations and compounds for human and veterinary use by patients, physician clinics, hospitals, surgery centers, vet clinics and other clients throughout most of the United States.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $ 57,923,201 and $ 6,855,355 at March 31, 2021 and December 31, 2020, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company may need additional funding in the future to help support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements for the three months ended March 31, 2021, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property or other assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives. In addition, the COVID-19 pandemic has had an adverse impact on the Company. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.

Basic and Diluted per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares outstanding for the three months ended March 31, 2021 and March 31, 2020, consist of outstanding equity classified warrants 15,095,238 shares and 24,634,670 shares, respectively, outstanding options 6,431,796 shares and 7,475,358 shares, respectively, and outstanding restricted stock units 2,034,260 shares and 2,722,584 shares, respectively.

Recently Adopted Accounting Pronouncement

Accounting Standards Update (“ASU”) 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (GAAP). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. The amendments in this update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has adopted early ASU 2020-06 applying the modified retrospective approach. The early adoption is expected to affect warrants and warrants liabilities as noted below.

The Company has issued and outstanding warrants that contain certain clauses that may require cash settlement in certain circumstances. As of December 31, 2020, the Company had Warrant Liabilities of $ 4,485,000, of which $ 2,484,000 pertained to the warrants issued in August 2019 (the “2019 Warrants”) that have been adjusted to equity upon the early adoption of ASU 2020-06 in January 2021. ASU 2020-06 allows the Company to move to equity accounting of the 2019 Warrants because the requirement to have an active registration statement no longer requires liability accounting for warrants issued pursuant to a registration statement.

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

Drug Development and Commercialization Revenue Recognition

Sandoz

See Note 5 to our consolidated financial statements in the 2020 Form 10-K for information relating to our exclusive distribution and commercialization agreement dated as of July 1, 2018 with Sandoz Inc. (the “Sandoz Agreement”), which was terminated pursuant to a termination agreement entered into on May 11, 2020.

USWM

The Company has determined that there are two performance obligations in its exclusive distribution and commercialization agreement (the “USWM Agreement”) with USWM, LLC (“USWM” or “US WorldMeds”): (i) the manufacture and supply of SYMJEPI™ and ZIMHI™ products to USWM; and (ii) the exclusive distribution and commercialization in the United States.

Revenues from the manufacture and supply of SYMJEPI™ and ZIMHI™ are recognized at a point in time upon delivery to USWM. The right of exclusive distribution and commercialization is considered a symbolic license and will be recognized over time over the life of the contract. The Company believes that due to ongoing efforts to comply with regulations that a performance obligation continues to exist over the life of the contract. Under the terms of the USWM Agreement, the Company is entitled to receive various amounts and milestone payments, including: (1) certain non-refundable up-front fees for executing the agreement and regulatory milestone payments, both of which will be recognized over the expected customer life, estimated to be equal to the initial 10-year term of the agreement; (2) net-profit sharing payments based on certain percentages of net profit generated from the sale of products over a given quarter; and (3) commercial milestone payments. Items (2) and (3) are royalties generated from the exclusive right to distribute and commercialize SYMJEPI and ZIMHI in the United States; these are considered sales-based royalties of intellectual property and recognized as they occur.

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

The following table presents the Company’s revenues disaggregated by outsourced manufacturing, sterile and non-sterile regulatory environments for the three months ended March 31, 2021 and 2020.

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Drug Development & Commercialization:
Outsourced Manufacturing	$1,332,679	$507,284
Compounded Pharmaceuticals:
Sterile	1,625,011	3,051,115
Non-Sterile	1,150,842	1,104,811
Total Compounded Pharmaceuticals Revenues	2,775,853	4,155,926
Total	$4,108,532	$4,663,210

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

The following table presents the Company’s revenue disaggregated by end market for the three months ended March 31, 2021 and 2020.

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Drug Development & Commercialization:
Distribution Channel	$1,332,679	$507,284
Compounded Pharmaceuticals:
Clinics/Hospitals	2,726,740	3,927,428
Direct to Patients	49,113	228,498
Total Compounded Pharmaceuticals Revenues	2,775,853	4,155,926
Total	$4,108,532	$4,663,210

Deferred Revenue

Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers. For the three months ended March 31, 2021 and 2020, $ 25,070 and $ 40,671, respectively, of the revenues recognized were reported as deferred revenue as of December 31, 2020 and 2019, respectively. Included in the deferred revenue at March 31, 2021 and December 31, 2020 was $ 925,000 and $ 950,000, respectively, relating to the non-refundable upfront payment received from USWM pursuant to the USWM Agreement. On May 11, 2020, the Company entered into a termination agreement with Sandoz which resulted in the acceleration of recognition of the upfront payment from Sandoz revenue over the transition service agreement period.

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

In 2018, the Company capitalized the $ 2.0 million fee paid to a financial advisor as an incremental cost of obtaining a contract to commercialize and distribute the Company’s first FDA approved product SYMJEPI with Sandoz. As of March 31, 2021 and December 31, 2020, the Company had $ 0 of Cost to Obtain a Contract deferred costs. Deferred costs related to obtaining a contract were amortized to Selling, General and Administrative expenses with $ 0 and $ 50,000 expensed for the three months ended March 31, 2021 and 2020, respectively.

Note 3:	Inventories

Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Finished Goods	$1,605,495	$2,059,095
Work-in-Process	—	334,164
Devices & Raw Materials	951,345	722,667
	$2,556,840	$3,115,926

 Reserve for obsolescence as of March 31, 2021 and December 31, 2020 was approximately $ 395,000 and $ 446,000, respectively.

Note 4:	Fixed Assets

Fixed assets at March 31, 2021 and December 31, 2020 are summarized in the table below:

Description	Useful Life (Years)	March 31, 2021	December 31, 2020
Building	30	$3,040,000	$3,040,000
Machinery and Equipment	3 - 7	6,009,516	5,633,265
Furniture and Fixtures	7	160,012	160,012
Automobile	5	9,500	9,500
Leasehold Improvements	7 - 15	342,330	342,330
Total Fixed Assets		9,561,358	9,185,107
Less: Accumulated Depreciation		(3,979,534)	(3,571,870)
Land		460,000	460,000
Construction In Progress - Equipment		3,570,858	3,513,356
Fixed Assets, net		$9,612,682	$9,586,593

For the three months ended March 31, 2021 and 2020, depreciation expense was approximately $ 408,000 and $ 384,000, respectively. During the first quarter of 2021, fixed assets increased primarily due to the upgrades made to the assembly lines.

Note 5:	Goodwill and Intangible Assets

Intangible assets at March 31, 2021 and December 31, 2020 are summarized in the tables below:

March 31, 2021	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
FDA 503B Registration & Compliance - USC, 10 years	$3,963,000	$(1,969,391)	$1,993,609
Customer Relationships - USC, 10 years	5,572,000	(2,768,974)	2,803,026
Total Definite-lived Assets	9,535,000	(4,738,365)	4,796,635
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
SYMJEPI Domain Name	9,674	—	9,674
Balance, March 31, 2021	$10,789,674	$(4,738,365)	$6,051,309

December 31, 2020	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property, 10 years	$9,708,700	$(6,796,090)	$(2,912,610)	$—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,870,316)	—	2,092,684
Customer Relationships - USC, 10 years	5,572,000	(2,629,674)	—	2,942,326
Website Design- USC, 3 years	16,163	(16,163)	—	—
Total Definite-lived Assets	19,259,863	(11,312,243)	(2,912,610)	5,035,010
Trade Name and Brand - USC, Indefinite	1,245,000	—	—	1,245,000
SYMJEPI Domain Name	9,674	—	—	9,674
Balance, December 31, 2020	$20,514,537	$(11,312,243)	$(2,912,610)	$6,289,684

Amortization expense for the three months ended March 31, 2021 and 2020 was approximately $ 238,000 and $ 482,000, respectively.

Estimated amortization expense of definite-lived intangible assets at March 31, 2021 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
Remainder of 2021	$715,125
2022	953,500
2023	953,500
2024	953,500
2025	953,500
Thereafter	267,510
Total	$4,796,635

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

For both the interim and annual impairment assessments, the Company utilized a combination of the market-based approach and income approach to determine the fair value of our Compounded Pharmaceuticals business segment. Our quantitative assessments utilized a market-based approach and assessed guideline publicly traded companies operating in the drug manufacturing and compounding industry in the healthcare sector that are similar from an investment standpoint to the Company. The income approach required management to estimate the future cash flows related to our reporting unit and included an adjustment to the discount rate for a company specific risk premium to account for the increased risk to future cash flows in the current environment. As a result of these analyses, the carrying value of our reporting unit exceeded the fair value by approximately $ 3,143,000 and $ 3,629,000 as of March 31, 2020 and December 31, 2020, respectively. The difference between the carrying values and fair values which were recorded as goodwill impairment expense in their respective periods. No impairment charge was recorded for the year ended December 31, 2019. These valuation approaches utilize a variety of company and market assumptions which may change in the future and could result in additional impairment.

The carrying value of the Company’s goodwill as of March 31, 2021 and December 31, 2020 was approximately $ 868,000 .

Change in the carrying amount of goodwill consist of the following activity:

Amount
Balance, December 31, 2019	$7,640,622
Less: March 31, 2020 Impairment	(3,143,200)
Less: December 31, 2020 Impairment	(3,629,010)
Balance, December 31, 2020	$868,412
Balance, March 31, 2021	$868,412

Note 6: Leases

The Company has three operating leases, one for an office space, another for an office space and manufacturing facility, and one for office equipment; and one finance lease for plant equipment. As of March 31, 2021, the leases have remaining terms between less than one year and less than five year. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating and financing lease assets and liabilities recognized on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

Right-of Use Assets	March 31, 2021	December 31, 2020
Operating Leases	$1,422,548	$1,542,130
Financing Leases	747	1,867
	$1,423,295	$1,543,997

Lease Liabilities, Current	March 31, 2021	December 31, 2020
Operating Leases	$501,129	$492,804
Financing Leases	386	1,538
	$501,515	$494,342
Lease Liabilities, Non-Current
Operating Leases	$975,772	$1,105,219
Total Lease Liabilities	1,477,287	1,599,561

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating and financing leases as of March 31, 2021 and December 31, 2020 are:

March 31, 2021	Operating	Financing
Weighted Average Remaining Lease Term	3.60 Years	0.08 Years
Weighted Average Discount Rate	4.31%	3.95%

December 31, 2020	Operating	Financing
Weighted Average Remaining Lease Term	3.85 Years	0.42 Years
Weighted Average Discount Rate	4.29%	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2021:

Year Ending December 31,	Operating	Financing
Remainder of 2021	$412,210	$388
2022	562,615	—
2023	543,577	—
2024	28,320	—
2025	23,600	—
Undiscounted Future Minimum Lease Payments	1,570,322	388
Less: Difference between undiscounted lease payments and discounted lease liabilities	93,421	2
Total Lease Liabilities	$1,476,901	$386
Short-Term Lease Liabilities	$501,129	$386
Long-Term Lease Liabilities	$975,772	$—

Operating lease expense was approximately $ 136,000 and $ 128,000 for the three months ended March 31, 2021 and 2020, respectively. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Amortization expenses related to our financing leases for the three months ended March 31, 2021 and 2020 was approximately $ 1,000 and $ 1,000. Interest expense related to financing leases for the three months ended was approximately $ 10 and $ 100, respectively. Financing lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $ 137,000 and $ 127,000 for the three months ended March 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of financing lease liabilities were approximately $ 1,000 and $ 1,000 for the three months ended March 31, 2021 and 2020, respectively.

Note 7: Debt

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

On November 10, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, as subsequently amended, the Company agreed to pay the Bank monthly payments of principal and interest which currently are approximately $ 19,000 per month, with a final payment due and payable in August 2021.

As of March 31, 2021 and December 31, 2020, the outstanding principal balance owed on the applicable note was approximately $ 2,043,000 and $ 2,067,000, respectively. The loan currently bears an interest of 6.00 % per year and interest expense for the quarter ended March 31, 2021 and 2020 was approximately $ 31,000 and $ 38,000, respectively.

First Draw Paycheck Protection Program Loan

On April 13, 2020, the Company received $ 3,191,700 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company (the “Note”), in the principal amount of $ 3,191,700, to Arvest Bank (the “Bank”), the lender.  The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Subsequent guidance from the SBA and the Department of the Treasury indicated that in assessing the economic need for the loan, a borrower must take into account its current activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds pursuant to the PPP Loan, and the forgiveness of the PPP Loan attendant to these funds, is dependent on the Company having initially qualified for the loan and, in the case of forgiveness, qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during a specified period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week or 24-week period will qualify for forgiveness. After the Company received funds pursuant to the PPP Loan, the Secretary of the Treasury and SBA issued guidance that the government will review all PPP loans of more than $ 2 million for which the borrower applies for forgiveness, and that all PPP loans in excess of $ 2 million, and other PPP loans as appropriate, will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form. Accordingly, the Company may be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the PPP Loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations. In December 2020, the Company submitted an application for the forgiveness of our PPP Loan. Should the Company qualify for ultimate forgiveness of the loan, the amount would be recognized as other income upon formal notice of forgiveness.  If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP loan were satisfied, it is later determined that the Company was ineligible to receive the PPP loan, it may be required to repay the PPP loan in its entirety and/or be subject to additional penalties.

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

Second Draw PPP Loan

On March 15, 2021, the Company entered into a Note (the “PPP2 Note”) in favor of the Bank, in the principal amount of $ 1,765,495 relating to funding under a Second Draw loan (the “Second Draw Loan”) pursuant to the terms of the PPP, the CARES Act, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020. Under the terms of the PPP2 Note and Second Draw Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP2 Note is five years, unless sooner provided in connection with an event of default under the PPP2 Note. The Company may prepay the Second Draw Loan at any time prior to maturity with no prepayment penalties. Under the PPP, the proceeds of the Second Draw Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments. The Company may apply for forgiveness of some or all of the Second Draw Loan pursuant to the PPP. In order to obtain full or partial forgiveness of the Second Draw Loan, the borrower must timely request forgiveness, must provide satisfactory documentation in accordance with applicable SBA guidelines, and must satisfy the criteria for forgiveness under the PPP and applicable SBA requirements. If the Company timely applies for forgiveness, payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020, and we will not be obligated to make any payments of principal or interest before the date on which the SBA remits the loan forgiveness amount to the Bank or notifies the Bank that no loan forgiveness in allowed; and the Bank will then notify us of remittance by SBA of the loan forgiveness amount (or notify us that the SBA determined that no loan forgiveness is allowed) and the date that our first payment is due. Interest will accrue during the deferral period. Should the Company qualify for ultimate forgiveness of the loan, the amount would be recognized as other income upon formal notice of forgiveness.  If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP loan were satisfied, it is later determined that the Company was ineligible to receive the PPP loan, it may be required to repay the PPP loan in its entirety and/or be subject to additional penalties. If we do not submit a loan forgiveness application to the Bank within 10 months after the end of our applicable covered period, as defined under the PPP and applicable regulations and guidance issued by the SBA or the U.S. Department of Treasury, then we must begin paying principal and interest after that period. The PPP2 Note contains customary events of default relating to, among other things, payment defaults, breaches of representations, warranties or covenants, defaults on other loans with the Bank, bankruptcy or insolvency events, certain change of control events, material adverse changes or events, and certain other events. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

As of March 31, 2021 and December 31, 2020, the outstanding unpaid principal balance of the PPP Loans were $ 4,957,195 and $ 3,191,700, respectively.

At March 31, 2021, the principal maturities of the amended long-term debts were as follows:

Years Ending December 31	Building Loan	First Draw PPP Loan*	Second Draw PPP Loan**	Total
Remainder of 2021	$2,042,507	$2,300,253	$—	$4,342,760
2022	—	891,447	398,245	1,289,692
2023	—	—	415,914	415,914
2024	—	—	420,126	420,126
2025	—	—	424,430	424,430
Thereafter	—	—	106,780	106,780
Total	$2,042,507	$3,191,700	$1,765,495	$6,999,702
Short-Term Loans	$2,042,507	$2,834,676	$89,121	$4,966,304
Long-Term Loans	$—	$357,024	$1,676,374	$2,033,398

*

Based on the amortization schedule provided to the Company by the lender prior to the submission of the PPP Loan forgiveness application. On August 12, 2021, the Company received notification through the Bank that the PPP Loan, including principal and interest thereon, has been fully forgiven by the SBA and that the remaining PPP Loan balance is zero effective August 5, 2021.

**	Based on the amortization schedule provided to the Company by the lender prior to the submission of the PPP Loan forgiveness application. In October 2021, the Company received notification through the Bank that the PPP2 Loan, including principal and interest thereon, has been fully forgiven by the SBA and that the remaining PPP2 Loan balance is zero effective September 28, 2021.

Note 8: Fair Value Measurement

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at March 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant Liability	$201,250	$—	$—	$201,250

The fair value measurement of the warrants issued by the Company in February 2020 (the “2020 Warrants”) are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions include the average volatility of the Company’s stock of approximately 70%, the Company’s stock price at valuation date of $ 0.94, expected dividend yield of 0.0% and average risk-free interest rate of approximately 0.808%. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities
2019 Warrant Liability	$2,484,000	$—	$—	$2,484,000
2020 Warrant Liability	2,001,000	—	—	2,001,000
Total Warrant Liability	$4,485,000	$—	$—	$4,485,000

The fair value measurement of the warrants issued by the Company in August 2019 (the “2019 Warrants”) and the 2020 Warrants are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions include the expected volatility of the Company’s stock of approximately 80% and 70% for 2019 and 2020 Warrants, respectively; the Company’s stock price at valuation date of $ 0.49; expected dividend yield of 0.0% and; average risk-free interest rate of approximately 0.26% and 0.36% for 2019 and 2020 Warrants, respectively. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments, which are treated as liabilities, as follows:

	2019 Warrants		2020 Warrants
	Number of Warrants	Liability	Number of Warrants	Liability
Balance at December 31, 2020	13,800,000	$2,484,000	8,700,000	$2,001,000
Adoption of ASC 2020-06, see Note 1	(13,800,000)	(2,484,000)	—	—
Change in Fair Value of Warrants at date of exercise	—	—	—	7,521,150
Exercise of Warrants	—	—	(8,350,000)	(9,441,650)
Change in Fair Value, March 31, 2021	—	—	—	120,750
Balance at March 31, 2021	—	$—	350,000	$201,250

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

As discussed in Note 5, Intangible Assets And Goodwill, the Company performed an interim impairment assessment to test the carrying value of goodwill, all of which is related to the Compounded Pharmaceuticals reporting unit, as of March 31, 2020. As a result of the analysis, the carrying value of our reporting unit exceeded the fair value by approximately $ 3,143,000, which was recorded as goodwill impairment expense as of March 31, 2020. On December 31, 2020, the Company performed its annual impairment assessment and as a result of the analysis, the carrying value of our reporting unit exceeded the fair value by approximately $ 3,629,000, which was recorded as goodwill impairment expense on December 31, 2020.  Refer to Note 5 for more information.

Note 9: Commitments and Contingencies

Legal Proceedings

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, claims relating to our compounded pharmacy business, and other matters. We may also become party to litigation in federal and state courts relating to opioid drugs. Any litigation could divert management time and attention, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Except as described below, we are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

Nephron

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

As previously disclosed in the 2020 Form 10-K, while we continue to believe that the claims and damages sought by the plaintiff were without merit, in light of several factors including the recent hearing and outcome of decisions concerning pre-trial motions, the legal expenses of ongoing litigation and trial, the uncertainties of litigation and jury trials, and the possibility of punitive damages and other adverse awards or sanctions, on April 9, 2021, Adamis, USC and Nephron agreed to terms of settlement of the Florida litigation as well as a related case filed by Nephron against USC, Adamis and a second USC employee in the United States District Court for the District of New Jersey alleging misappropriation of trade secrets from Nephron. Under the terms of the settlement agreement entered into by Adamis, the Nephron entities and certain other individuals (the “individual parties”), and related documents entered into by the parties thereto, the Company paid Nephron an amount equal to $ 7,900,000 following execution of the settlement agreement; the Company and USC, as well as the individual parties, agreed to a permanent injunction reflecting certain terms of the settlement and pursuant to which they agreed, among other things, not to retain, access, communication, use or disclose any proprietary or confidential information of Nephron and to destroy all such information in their possession or control, subject to very limited exceptions; and Nephron agreed to dismissal of or withdrawal from the lawsuits and related legal proceedings.  Pursuant to the agreement, each of the parties agreed to release each other from all existing claims that any of them may have against any of the other parties that arise from or relate to the claims and liabilities asserted in the various lawsuits and agreed not to sue any of the parties on the basis of any released claim.

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

As a result of the above matters, the Company has determined that liabilities associated with legal contingencies relating to the Nephron legal proceedings above are probable and can be reasonably estimated, and has accrued $ 7,900,000 as of March 31, 2021, which is included in contingent loss liabilities in the consolidated balance sheet in the financial statements included in this Report.

Other

The Company has a production threshold commitment to a manufacturer of our SYMJEPI Products where the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. Maintenance fees for the three months ended March 31, 2021 and 2020 were approximately $ 0 and $ 420,000, respectively.

Note 10: Common Stock

In January and February 2021, the Company issued common stock upon exercise of investor warrants. The warrant holders exercised for cash at exercise prices ranging from $ 0.70 to $ 1.15 per share. The Company received total proceeds of approximately $ 5,852,000 and the warrant holders received 8,356,000 shares of common stock.

On February 2, 2021, the Company completed the closing of an underwritten public offering of 46,621,621 shares of common stock at a public offering price of $ 1.11 per share, which included 6,081,081 shares pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $ 48.4 million, after deducting approximately $ 3.3 million in underwriting discounts and commissions and estimated offering expenses payable by the Company.

Note 11: Stock-based Compensation, Warrants and Shares Reserved

 At the Company’s 2020 annual meeting of stockholders, the stockholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2020 Plan provides for the grant of cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2020 Plan is 2,000,000 shares. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year during the term of the 2020 Plan, commencing January 1, 2021, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. One of the provisions of the 2020 Plan is that no award may be granted, issued or made under the 2020 Plan until such time as the fair market value of the common stock, which is generally the closing sales price of the common stock on the principal stock market on which the common stock is traded, has been equal to or greater than $ 3.00 per share (subject to proportionate adjustment for stock splits, reverse stock splits, and similar events) for at least ten consecutive trading days, after which time awards may be made under the 2020 Plan without regard to any subsequent increase or decrease in the fair market value of the common stock. No awards were made pursuant to the 2020 Plan during the three months ended March 31, 2021.

On January 1, 2021, pursuant to the 2020 Equity Incentive Plan the number of shares reserved for the issuance of stock awards increased by 4,692,103 shares.

Stock Options

The following table summarizes the outstanding stock option activity for the three months ended March 31, 2021:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2020	6,508,296	$4.29	5.60 years

Options Canceled/Expired	(76,500)	2.88	—

Total Outstanding Vested and Expected to Vest as of March 31, 2021	6,431,796	$4.31	5.19 years

Vested at March 31, 2021	6,422,556	$4.31	5.19 years

Expense related to stock options for the three months ended March 31, 2021 and 2020 was approximately $ 142,000 and $ 430,000, respectively. As of March 31, 2021, the unamortized compensation expense related to stock options was approximately $ 5,000. The weighted-average period in years over which the remaining unamortized expense will be recognized is 0.06 years.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 6,431,796 and 6,508,296 stock options outstanding at March 31, 2021 and December 31, 2020 was $ 0, respectively. The aggregate intrinsic value of 6,422,556 and 6,397,703 stock options exercisable at March 31, 2021 and December 31, 2020 was $ 0, respectively.

Restricted Stock Units

The following table summarizes the RSUs outstanding at March 31, 2021:

	Number of Shares/Unit	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2020	2,136,893	$3.64
RSUs vested during the period	(66,462)	3.04
RSUs forfeited during the period	(36,171)	3.09
Non-vested RSUs as of March 31, 2021	2,034,260	$3.66

Expense related to RSUs for the three months ended March 31, 2021 and 2020 was approximately $ 737,000 and $ 789,000, respectively. As of March 31, 2021, unrecognized compensation expense related to these RSUs was approximately $ 3,773,000 and will be recorded as compensation expense in 1.8 years.

The following table summarizes warrants outstanding at March 31, 2021 and December 31, 2020:

March 31, 2021	Warrant Shares		Exercise Price Per Share	Date Issued		Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007		November 15, 2021
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016		July 11, 2021
2016 Warrants	700,000		$2.98	August 3, 2016		August 3, 2021
2019 Warrants	13,794,000	**	$1.15	August 5, 2019		August 5, 2024
2020 Warrants	350,000	***	$0.70	February 25, 2020	*	September 3, 2025
Total Warrants	15,095,238

*

On September 3, 2020, the Company’s stockholders approved an increase in the number of authorized shares of common stock sufficient to permit exercise in full of all the 2020 warrants, and as a result, the warrants are exercisable effective September 3, 2020.

**	The Company adopted ASU 2020-06. See Note 1 and Note 8.
***	As of March 31, 2021, the fair value of the warrant liability related to the 2020 Warrants was $ 201,250. See Note 8.

December 31, 2020	Warrant Shares		Exercise Price Per Share	Date Issued		Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007		November 15, 2021
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016		January 26, 2021
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016		July 11, 2021
2016 Warrants	700,000		$2.98	August 3, 2016		August 3, 2021
2019 Warrants	13,800,000	**	$1.15	August 5, 2019		August 5, 2024
2020 Warrants	8,700,000	***	$0.70	February 25, 2020	*	September 3, 2025
Total Warrants	24,634,670

*

On September 3, 2020, the Company’s stockholders approved an increase in the number of authorized shares of common stock sufficient to permit exercise in full of all the 2020 warrants, and as a result, the warrants are exercisable effective September 3, 2020.

**	As of December 31, 2020, the fair value of the warrant liability related to the 2019 Warrants was $ 2,484,000. See Note 8.
***	As of December 31, 2020, the fair value of the warrant liability related to the 2020 Warrants was $ 2,001,000. See Note 8.

At March 31, 2021, the Company has reserved shares of common stock for issuance upon exercise of outstanding options, warrants including all of the warrants in the table above and restricted stock units, as follows:

Warrants	15,095,238
Restricted Stock Units (“RSUs”)	2,034,260
2009 Equity Incentive Plan	6,431,796
Total Shares Reserved	23,561,294

Note 12: Segment Information

Commencing April 1, 2020, our management, including the chief executive officer, who is our chief operating decision maker (“CODM”), began managing our operations as operating in two business segments: Drug Development and Commercialization which includes, without limitation, out-licensing the Company’s FDA approved products; and Compounded Pharmaceuticals which includes the Company’s registered outsourcing facility, based on changes to the way that management monitors performance, aligns strategies, and allocates resources. Based on these changes, we determined that each of these operating segments represented a reportable segment. While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon business units. Each segment is separately managed and is evaluated primarily upon segment net loss. The Company does not report the statement of cash flow and the balance sheet information by segment because, except as noted below, the Company’s CODM does not review that information. The revenues of the Drug Development and Commercialization segment for three months ended March 31, 2021 and 2020 were all from the distribution channel relating to the Company’s SYMJEPI products.

The following tables present a summary of the Company’s reporting segments for the three months ended March 31, 2021 and 2020, respectively:

	Three Months ended March 31, 2021			Three Months ended March 31, 2020, Restated
	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated

REVENUE, net	$1,332,679	$2,775,853	$4,108,532	$507,284	$4,155,926	$4,663,210
COST OF GOODS SOLD	1,845,237	1,796,711	3,641,948	1,732,783	1,954,261	3,687,044
Gross Profit	(512,558)	979,142	466,584	(1,225,499)	2,201,665	976,166

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,518,052	2,401,422	5,919,474	3,303,232	2,751,139	6,054,371
RESEARCH AND DEVELOPMENT	2,249,744	11,578	2,261,322	2,036,732	—	2,036,732
IMPAIRMENT EXPENSE – GOODWILL	—	—	—	—	3,143,200	3,143,200
Loss from Operations	$(6,280,354)	$(1,433,858)	$(7,714,212)	$(6,565,463)	$(3,692,674)	$(10,258,137)

OTHER INCOME (EXPENSE)
INTEREST EXPENSE	(1,884)	(37,441)	(39,325)	—	(38,287)	(38,287)
OTHER INCOME	1,452	14,751	16,203	23,055	—	23,055
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	(7,641,900)	—	(7,641,900)	3,027,000	—	3,027,000
Total Other Income (Expense)	(7,642,332)	(22,690)	(7,665,022)	3,050,055	(38,287)	3,011,768
Net Loss Before Income Taxes	$(13,922,686)	$(1,456,548)	$(15,379,234)	$(3,515,408)	$(3,730,961)	$(7,246,369)

The CODM is provided certain segment cash flow and balance sheet information in connection with operating and investment decisions regularly. Accordingly, the following segment information is presented for Drug Development and Commercialization, and Compounded Pharmaceuticals.

	March 31, 2021	December 31, 2020
Assets
Drug Development and Commercialization	$63,040,950	$13,027,945
Compounded Pharmaceuticals	17,617,883	17,839,517
Total Assets	$80,658,833	$30,867,462

	Three Months Ended March 31,
	2021	2020
Capital expenditures:
Drug Development and Commercialization	$433,755	$59,086
Compounded Pharmaceuticals	—	92,780
Total capital expenditures	$433,755	$151,866

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization:
Drug Development and Commercialization	$327,907	$605,570
Compounded Pharmaceuticals	319,254	311,630
Total depreciation and amortization	$647,161	$917,200

Note 13: Subsequent Events

Nephron Litigation

See Note 9 for information concerning the agreement to terms of settlement of certain litigation matters in April 2021.

Investigation

On May 11, 2021, the company and USC each received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (“USAO”).  The USAO issued the subpoenas in connection with a criminal investigation and requested a broad range of documents and materials relating to, among other matters, certain veterinary products sold by USC, certain practices, agreements, and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. On May 11, 2021, the Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review the matters brought forth in the subpoenas and certain other matters. The investigation involved, among other matters, interviews with employees and collection and review of a large number of documents.  The company has taken a number of actions in response to the internal investigation, including personnel actions relating to certain USC veterinary sales employees.  In addition, following the commencement of the investigation, as disclosed elsewhere in this Report the company has sold assets relating to its compounding pharmacy business, ceased selling human and veterinary compounded pharmaceutical products, is engaged in a process of winding down USC’s business, and the employment of substantially all USC employees has ended or will end in connection with the winding down of that business.  As a result, the company will no longer be engaged in the sale of human or veterinary compounded pharmaceutical products.  The company is also considering a number of additional actions in response to the internal investigation.  As of the date of this Report, we believe that the investigation initially commenced by the Audit Committee is substantially complete.  However, additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the Audit Committee’s investigation. In addition to the subpoenas from the USAO, the company has also received requests from the U.S. Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters.  The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests.  The company intends to cooperate with the USAO and the SEC. At this time, the company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, or other agencies, or determine what, if any, proceedings the USAO, SEC, or other federal or state authorities may initiate, what, if any, remedies or remedial measures the USAO, SEC, or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results.. We could receive additional requests from the USAO, SEC, or other authorities, which may require further investigation.  There can be no assurance that any discussions with the SEC or USAO to resolve these matters will be successful. The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results.  The occurrence of any of these events, or any determination that our activities were not in compliance with existing laws or regulations, could have a material adverse effect on the company’s business, financial condition, and results of operations.

The Company records accruals for loss contingencies associated with legal matters when the Company determines it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. Where a material loss contingency is reasonably possible and the reasonably possible loss or range of possible loss can be reasonably estimated, U.S. GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. The company has not accrued any amount in respect of the matters described under the heading “Investigation,” since even if it is probable that such matters may result in proceedings or a material loss contingency, we cannot estimate the probable loss or the range of probable losses that we may incur. We are unable to make such an estimate because (i) we are unable to predict whether any proceedings will be initiated by the USAO, SEC or other authorities arising from the matters described under the heading “Investigation,” what, if any, relief, remedies or remedial measures the USAO, SEC, or other authorities may seek if proceedings are commenced, and the duration, scope, or outcome of any such proceedings, if they are commenced, and (ii) litigation and other proceedings are inherently uncertain and unpredictable. Because legal proceedings and investigations are uncertain and unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires significant judgments about future events, including determining both the probability and reasonably estimated amount of a possible loss or range of loss. The amount of any ultimate loss may differ from any accruals or estimates that the Company may make.

Regulatory

In October 2021, following the sale in July 2021 of certain assets of the Company’s USC subsidiary relating to USC’s human compounding pharmaceutical business and the Company’s approval of a restructuring process of winding down the remaining operations and business of USC and selling or disposing of the remaining assets of USC, the Company entered into a Consent Order with the Arkansas State Board of Pharmacy (the “Consent Order”) to resolve an ongoing administrative proceeding before the pharmacy board, pursuant to which USC agreed to surrender its Arkansas retail pharmacy permit and wholesaler/outsourcer permit effective October 31, 2021, to pay a civil penalty of $75,000 relating to violations of various Arkansas pharmacy laws and the pharmacy board’s regulations, and to pay $75,000 in investigative costs of the pharmacy board.

Jerald Hammann

On June 8, 2021, Jerald Hammann filed a complaint against the Company and each of its directors in the Court of Chancery of the State of Delaware, captioned Jerald Hammann v. Adamis Pharmaceuticals Corporation et al., C.A. No. 2021-0506-PAF (the “Complaint”), seeking injunctive and declaratory relief.  The Complaint alleges, among other things, that the defendants (i) violated Rule 14a-5(f) and 14a-9(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s 2021 annual meeting of stockholders—which was subsequently held on July 16, 2021 (the “2021 annual meeting”)—and disseminated false and misleading information in the Company’s proxy materials relating to the 2021 annual meeting, (ii) violated certain provisions of the Company’s bylaws relating to the 2021 annual meeting, (iii) violated section 220 of the Delaware General Corporation Law (“DGCL”) in connection with a request for inspection of books and records submitted by the plaintiff, and (iv) breached their fiduciary duties of disclosure and loyalty, including relating to establishing and disclosing the date of the Company’s 2021 annual meeting and to the Company’s determination that a solicitation notice delivered to the Company by plaintiff was not timely and was otherwise deficient.  The Complaint alleges, among other things, that plaintiff intended to initiate a proxy contest against the Company, that defendants’ conduct made it difficult or impossible for plaintiff to initiate a proxy context, and that the Company’s definitive proxy statement included false and misleading disclosures and omissions of material information.  The Complaint sought injunctive relief (i) to prevent the Board, the Company, and their employees and agents from soliciting any stockholders pursuant to the Company’s proxy statement and (ii) to prevent the defendants from interfering in the effectiveness of stockholder voting for the 2021 annual meeting.  The Complaint also seeks declaratory relief (i) finding that plaintiff’s solicitation notice was timely and properly submitted; (ii) directing the defendants to comply with Rules 14a-5(f) and 14a-9(a) of the Exchange Act; (iii) directing the Company to produce the materials set forth in the plaintiff’s books and records request; (iv) finding that the director defendants breached their fiduciary obligations to stockholders; and (v) finding that the director defendants engaged in self-dealing.  The Complaint seeks an award of fees, costs, and expenses in this action, including attorneys’ and experts’ fees.

On June 10, 2021, the plaintiff filed a motion for a temporary restraining order and for expedited proceedings, seeking an order enjoining the Company from printing or disseminating its proxy statement relating to the 2021 annual meeting or from convening the 2021 annual meeting on July 16, 2021.  Following a hearing, on June 17, 2021, the Court determined that: (i) it did not have jurisdiction to consider the plaintiff’s claims relating to alleged violations of the Exchange Act; (ii) plaintiff’s claims regarding the books and records request and alleged violations of section 220 of the DGCL should be pursued in a separate proceeding, and the Court denied the plaintiff’s motion to expedite the books and records claims; (iii) certain of the plaintiff’s claims alleging breach of the fiduciary duty of disclosure against the individual defendants, including claims based on alleged misrepresentations and omissions in the Company’s proxy statement, were not colorable; and (iv) plaintiff’s claim alleging that the individual defendants violated their fiduciary duty by taking action purportedly intended to prevent the plaintiff from pursuing a proxy contest survived a low threshold of colorability, but the Court denied the plaintiff’s motion for a temporary restraining order.  The Court granted in part the motion to expedite the proceedings.

The case is proceeding and the parties are currently engaged in discovery.  The Company believes the claims in plaintiff’s Complaint are without merit, and intends to vigorously dispute them.

Full Payment of Building Loan

On July 8, 2021, the Company repaid to Arvest Bank, as lender, the full remaining outstanding principal and interest balance of $ 2,028,191 owed under the Company’s outstanding building and real property loan relating to USC’s building and real property, the maturity date of which was in August 2021.  Following such payment, the Company does not have any outstanding indebtedness under any of the loan agreements that were assumed by the Company in connection with its previous acquisition of USC.

US Compounding, Inc. Agreement

On July 30, 2021, the Company and its wholly-owned USC subsidiary entered into an Asset Purchase Agreement (the “USC Agreement”) effective as of July 30, 2021 (the “Effective Date”) with Fagron Compounding Services, LLC d/b/a Fagron Sterile Services (the “Purchaser”), providing for the sale and transfer by USC and the purchase by the Purchaser, effective as of the Effective Date, of certain assets of USC related to its human compounding pharmaceutical business (the “Business”), including certain customer information and information on products sold to such customers by USC (together, the “Book of Business”), including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products (collectively, the “Assets”). After the Effective Date, Purchaser may use the Book of Business to secure customers for its products and services and may otherwise use the Book of Business. Pursuant to the USC Agreement, the Purchaser will not assume any liabilities of USC, and the transaction does not include the sale or transfer of any USC equipment, buildings or real property, or any products, information, agreements, relationships or other assets relating to the veterinary business of USC.

The USC Agreement provides that the consideration payable by the Purchaser to the Company for the Assets sold and transferred will consist of the following amounts: (i) a payment of $107,500 on the Effective Date; and (ii) monthly payments in an amount equal to (a) two (2.0) times the amount actually collected by Purchaser or its affiliates for sales of products or services made to certain identified customers included in the Book of Business during the 12-month period following the Effective Date (the “Payment Term”), and (b) a lower multiple of the amount actually collected by Purchaser or its affiliates for sales of products or services made to certain other customers included in the Book of Business.  The Company estimated the variable consideration at approximately $6,385,000. In addition, to the extent that such product or service is supplied by USC pursuant to the supply arrangement provided for by the USC Agreement (the “Supply Agreement”), the Purchaser agreed to reimburse USC for the cost of such product or service, as set forth in the Supply Agreement. The USC Agreement provides that during the Payment Term, the Purchaser will maintain the Book of Business and use commercially reasonable efforts to maximize the consideration payable to the Company and collect amounts outstanding related to sales of products or services made to customers included in the Book of Business. However, the USC Agreement does not provide for any minimum purchase price consideration to the Company or USC. Accordingly, there is no assurance as to the amount of purchase price consideration that the Company or USC may ultimately receive as a result of the transactions contemplated by the USC Agreement. Certain of the customers included in the Book of Business may decide to not purchase products or to reduce their purchases of products from Purchaser after the Effective Date, and Purchaser may, in good faith, decide not to change its product mix from those products offered by Purchaser as of the Effective Date and may decide not to carry all of the products offered and sold by USC as part of the Business prior to the Effective Date.

In connection with the transaction, the Company will pay a fee to a financial advisor of $ 700,000, and may pay an additional amount depending on the total consideration received by the Company, in connection with advisory services relating to the transaction.

Plan for the Remaining Operations, Business and Assets of USC following the Closing of the Agreement.

In light of a number of factors including the sale of assets to the Purchaser pursuant to the USC Agreement, the  Board approved a restructuring process of winding down and winding up the remaining operations and business of USC and selling, transferring or disposing of the remaining assets of USC.  The restructuring and winding down includes, without limitation, the termination of USC’s veterinary business and USC sales to veterinary customers; the termination of employment of all or substantially all employees engaged in the USC business (except as determined to be necessary or appropriate in connection with the Company’s and USC’s performance of their obligations under the USC Agreement and the transactions contemplated thereby, or in connection with resolving matters relating to the winding down of USC’s business), and providing such notices and making such payments to such employees as the officers of the Company determine are necessary or appropriate, including as maybe required by law or as maybe provided for pursuant to any retention agreement, severance agreement, incentive agreement, or other written agreement with such employees; the sale or other disposition from time to time of the remaining equipment, real property, buildings and tangible and intangible assets relating to USC’s business that are unrelated to the USC Agreement; the termination, assignment or other resolution of agreements with third parties relating to the USC business; making regulatory filings and taking appropriate actions with federal and state regulatory authorities in connection with the winding down and winding up of USC’s business; and taking such other actions as the officers of the Company or USC (as appropriate) determine are necessary or appropriate in connection with the restructuring and the winding down and winding up of the remaining business, operations and assets of USC.

In August 2021, the Company and its wholly-owned USC subsidiary entered into an Asset Purchase Agreement effective as of August 31, 2021 with a third party buyer (“Buyer”), providing for the sale and transfer by USC of certain assets related to USC’s veterinary compounded pharmaceuticals business. The sale covers the transfer of all the veterinary business customers’ information belonging to USC or in USC’s control and possession (“Book of Business - Veterinary”) and USC’s know how, information and expertise regarding the veterinary business including, but not limited to, formulations, clinical support knowledge and services, other data and studies, instruction and process, documents, and information relating to customers and other business relationships (“Business Knowledge - Veterinary”). Pursuant to the agreement, the Buyer agreed to pay the Company, for any sales of products in USC’s veterinary products list or equivalent products made to the customers included in the Book of Business - Veterinary during the five-year period after the date of the agreement, an amount equal to twenty percent (20%) of the amount actually collected by Buyer on such sales during the period ending three months after the end of such five year period. The Company does not expect to receive a material amount from the variable consideration of this agreement.

The costs associated with providing termination payments to USC employees, employee salaries and incentive payments during a transition period after the effective date of the sale of the Assets, severance or other termination benefits or payments in connection with workforce reduction and termination of employment, and payments anticipated to be made pursuant to retention agreements or incentive agreements with certain employees is approximately $1.6 million. The substantial majority of the cash payments related to personnel-related restructuring charges are paid during the third and fourth quarters of 2021. The charges that the company incurred in connection with the workforce reduction and winding down of operations of USC are actual expenses. In addition, as part of the restructuring, the company and USC intend to sell or dispose of tangible assets relating to USC’s business, including equipment, building and property. The company expects to incur commissions and other costs associated with the sale or other disposition of certain of such assets but is unable, at this time, to make a good faith determination of cost estimates, or ranges of cost estimates, associated with such future sales or dispositions of such tangible assets or other costs associated with the sale or disposition of such tangible assets.

As a result of the transactions contemplated by the USC Agreement and the restructuring activities described above, the Company has determined that its financial results for the quarter ending September 30, 2021, will include an impairment of certain assets relating to USC, including inventories, intangible assets, goodwill, fixed assets, and right of use assets. The company currently estimates approximately $8.2 million for the impairment charges of inventory, fixed assets, intangibles, goodwill and right of use assets. The impairment charges that the company expects to incur in connection with the matters described above are subject to a number of assumptions, and the actual amount of impairment charges may differ materially from those estimated by the company. In addition, the company may determine in the future that additional impairments of assets are appropriate in connection with the matters described above.

Forgiveness of First Draw PPP Loan

On August 12, 2021, the Company received notification through the Bank that the PPP Loan, including principal of $ 3,191,700 and interest thereon, has been fully forgiven by the SBA and that the remaining PPP Loan balance is zero effective August 5, 2021.

Forgiveness of Second Draw PPP Loan

In October 2021, the Company received notification through the Bank that as of September 28, 2021, the Second Draw PPP Loan, including principal of $1,765,495 and interest thereon, has been fully forgiven by the SBA and that the remaining Second Draw PPP Loan balance is zero.

Inventory Derecognition

In the third quarter of 2021, approximately $776,000 of certain inventory returned to a supplier was derecognized. In exchange for the return of inventory, the supplier provided fixed and variable consideration totaling approximately $445,000. The consideration partially offsets the inventory derecognition which resulted in a $330,000 loss for the three and nine months ended September 30, 2021. The Company expects to receive the variable consideration over the course of the next one to two years. The variable amount was based on the Company’s estimates and is subject to change as more information comes to light, which would result in adjustments to the loss originally recorded.

FDA Approval of ZIMHI

On October 18, 2021, the issued a press release announcing that the FDA has approved the Company’s ZIMHI ™ (naloxone HCL Injection, USP) 5 mg/0.5 mL product. ZIMHI is a high-dose naloxone injection product FDA-approved for the treatment of opioid overdose. The approval was pursuant to the FDA’s review of the Company’s New Drug Application (“NDA”), which was resubmitted to the FDA in May 2021, pursuant to the Food, Drug & Cosmetic Act, as amended.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory actions relating to our products and product candidates; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; the impact of broad-based business or economic disruptions, including relating to the COVID-19 pandemic, on our ongoing business and prospects; our expectations concerning the outcome of proceedings discussed in this Report under Item 1 of Part II of this Report under the caption “Legal Proceedings”; and other statements concerning our future operations and activities. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we have or are able to obtain sufficient funding to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we may require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Because factors referred to elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 (sometimes referred to as the “2020 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in this Report and in the 2020 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2020 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

Unless the context otherwise requires, the terms “we,” “our,” “the company” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

Investors and others should note that we may announce material information to our investors using our website (www.adamispharmaceuticals.com), SEC filings, press releases, public conference calls and webcasts, as well as social media and blogs.  We use these channels as a means of disclosing material non-public information and making disclosures pursuant to Regulation FD, and to communicate with our members and the public about our company. It is possible that the information we post on our website or social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on our website social media channels and blogs listed on our investor relations website.

General

Company Overview

Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease. Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI™ (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; SYMJEPI (epinephrine) Injection 0.15mg which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; ZIMHI™ (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the FDA in October 2021 for the treatment of opioid overdose;; and Tempol, an investigational drug. In June 2020, we entered into a license agreement with a third party to license rights under patents, patent applications and related know-how of the licensor relating to Tempol. The exclusive license includes the worldwide use under the licensed patent rights and related rights for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection, as well as the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer. We have commenced Phase 2/3 clinical trial start-up activities to examine the safety and efficacy of Tempol in COVID-19 patients early in the infection, and on September 2, 2021, we announced the initiation of patient dosing in the trial. Our goal is to create low-cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

Our US Compounding Inc. subsidiary, or USC, which we acquired in April 2016 and which is registered as a human drug compounding outsourcing facility under Section 503B of the FDCA and the U.S. Drug Quality and Security Act, or DQSA, provides prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables. In July 2021, we sold certain assets relating to USC’s human compounding pharmaceutical business and approved a restructuring process to wind down the remaining USC business and sell, liquidate or otherwise dispose of the remaining USC assets. Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer selling compounded pharmaceutical or veterinary products.

SYMJEPI (epinephrine) Injection

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

On May 11, 2020, we announced that we entered into an agreement, or the Termination Agreement, with Sandoz to terminate the Sandoz Agreement, and simultaneously announced that we entered into an exclusive distribution and commercialization agreement, or the USWM Agreement, with USWM, LLC, or USWM or US WorldMeds, for the United States commercial rights for the SYMJEPI products, as well as for our ZIMHI product. Under the terms of the USWM Agreement, we appointed USWM as the exclusive distributor of SYMJEPI in the United States and related territories, or the Territory, effective upon the termination of the Sandoz Agreement, and of the ZIMHI product if approved by the FDA for marketing, and granted USWM an exclusive license under our patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the products in the Territory, in partial consideration of an initial payment of $1,000,000 by USWM and potential additional regulatory and commercial based milestone payments. There can be no assurances that any of these milestones will be met or that any milestone payments will be paid to us. We retain rights to the intellectual property subject to the USWM Agreement and to commercialize both products outside of the Territory. In addition, we may continue to use the licensed intellectual property (excluding certain of the licensed trademarks) to develop and commercialize other products (with certain exceptions), including products that utilize our Symject™ syringe product platform.

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

On December 31, 2018, we filed an NDA with the FDA relating to our higher dose naloxone injection product, ZIMHI, for the treatment of opioid overdose. On November 22, 2019, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for ZIMHI. A CRL is issued by the FDA’s Center for Drug Evaluation and Research when it has completed its review of a file and questions remain that preclude the approval of the NDA in its current form. The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission. In December 2019, we provided responses to the FDA to the comments included in the CRL and subsequently held a Type A meeting with the FDA to discuss the company’s response to the CRL and the process and timeline for resubmission of the NDA to the FDA. On May 15, 2020, we resubmitted to the FDA the NDA for ZIMHI. On November 13, 2020, we received a second CRL from the FDA regarding the resubmitted NDA. We submitted responses to the deficiencies identified in the CRL and held a Type A meeting with the FDA to discuss the CRL and the company’s responses, and on May 13, 2021, we resubmitted the NDA for ZIMHI to the FDA. On October 18, 2021, we issued a press release announcing that the FDA had approved ZIMHI for the treatment of opioid overdose. The company’s commercial partner USWM has indicated that it is preparing for a commercial launch of ZIMHI anticipated to be in the first quarter of 2022.

Tempol (APC400)

On June 12, 2020, we entered into a license agreement with Matrix Biomed, Inc., or the Licensor, to license rights under patents, patent applications and related know-how of Licensor relating to Tempol, an investigational drug. The exclusive license includes the worldwide use under the licensed patent rights and related rights of Tempol for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection. In addition, the exclusive license includes the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer. In consideration for the Licensor providing the rights under its patent rights and related know-how relating to Tempol within the licensed fields, we paid Licensor $250,000 and also issued to the Licensor 1,000,000 shares of our Series B Convertible Preferred Stock, which has previously converted into an equal number of shares of our common stock.

Tempol is a redox cycling nitroxide that promotes the metabolism of many reactive oxygen species and improves nitric oxide bioavailability. It has been studied extensively in animal models of oxidative stress and inflammation. Overall, Tempol acts as both a super-oxide dismutase mimetic and also has demonstrated anti-inflammatory, anticoagulant activity and antiviral activity. Inflammation and oxidative stress occur in various disease states including COVID-19. Both inflammatory cytokines and reactive oxygen species (ROS) from cells of the immune system called macrophages and neutrophils damage the lung in Acute Respiratory Distress Syndrome (ARDS). Many published articles describing animal models of ARDS show Tempol caused a decrease in lung inflammation and preserved lung pathology associated with acute and chronic lung injury. In animal models, Tempol has been shown to decrease proinflammatory cytokines (cytokine storm), and through its antioxidant activity has been shown to decrease the harmful effects of ROS. In addition, Tempol has been shown to decrease platelet aggregation, a problem observed in many COVID-19 patients. More recently, Tempol has been shown to have antiviral activity against the virus that causes COVID-19 in-vitro and may have synergy with the antiviral Remdesivir.

In July 2020, we submitted to the FDA a pre-IND package which provided a protocol for a Phase 2/3 study examining Tempol in COVID-19 patients, and the FDA provided comments regarding the prospective use of Tempol in a randomized placebo controlled trial. In January 2021, we submitted an IND to the FDA for the investigational use of Tempol for the treatment of COVID-19. On February 22, 2021, we announced that the FDA notified the company that the agency had completed the safety review of the IND and concluded that the company may proceed with the proposed clinical investigation and trial described in the IND. The goal of the study titled, “A Phase 2/3, Adaptive, Randomized, Double-Blind, Placebo-Controlled Study to Examine the Effects of Tempol (MBM-02) on Preventing COVID-19 Related Hospitalization in Subjects with COVID-19 Infection,” is to examine the safety and activity of Tempol in COVID-19 patients early in the infection. In addition to safety, the study will examine markers of inflammation and the rate of hospitalization for patients taking Tempol versus placebo early in COVID-19 infection. On June 11, 2021, we announced that clinical trial start-up activities were underway, that the company was carrying out those activities with a large clinical research organization, that commenced activities included site identification and initiation, data base production, vendor management, and the establishment of an independent data safety monitoring board of infectious disease experts, who will review the safety and efficacy of the trial, and that clinical trial drug product and placebo have also been obtained. On September 2, 2021, we announced the initiation of patient dosing in the trial. Our trial requires individuals with moderate COVID-19 symptoms to be unvaccinated and have co-morbidities such as heart disease, as those patients typically have worse outcomes, requiring hospitalization. We have experienced enrollment challenges primarily as a result of the decrease in COVID-19 infections and increased immunizations in the United States. To mitigate this challenge, we are in the process of undertaking the steps required to open new sites across the U.S., and enrollment rates may also be affected by any increase in COVID-19 during this coming winter. New site activation requires multiple steps and can take many weeks to complete. In addition, we intend to consider sites outside of the United States in geographic locations where vaccination rates are lower, and COVID-19 rates are higher. Absent unexpected developments, the company intends to announce the interim analysis of interim results for the clinical trial after 50 eligible subjects have completed day 21of the trial protocol and the appropriate analysis has been performed and reviewed by the Data Safety Monitoring Board (DSMB).

On January 28, 2021, we announced that in collaboration with the Human Immune Monitoring Center at Stanford University we conducted a study to investigate the effects of Tempol on immune cells from COVID-19 patients, and that preliminary data from that study showed that Tempol decreased cytokines from stimulated cells from COVID-19 patients. On August 24, 2021, we announced that an article reporting on the study and study results was published in the peer reviewed journal Clinical Immunology.  In March 2021, we announced that in studies conducted at Galveston National Laboratory, University of Texas Medical Branch, hamsters challenged with the virus that causes COVID-19 (SARS-CoV-2) showed decreased inflammation in the lungs when treated with Tempol compared to controls. We intend to continue to explore the availability of government and/or non-government funding to help support study the efficacy of Tempol as a therapeutic treatment for COVID-19. We also continue to explore options regarding the funding and design of a clinical study to examine the effects of Tempol for other clinical indications including, but not limited to, the treatment of methamphetamine use disorder, and are engaged in additional activities intended to support an IND to begin such a study.

US Compounding, Inc. Agreement

On July 30, 2021, the Company and its wholly-owned USC subsidiary entered into an Asset Purchase Agreement (the “USC Agreement”) effective as of July 30, 2021 (the “Effective Date”) with Fagron Compounding Services, LLC d/b/a Fagron Sterile Services (the “Purchaser”), providing for the sale and transfer by USC and the purchase by the Purchaser, effective as of the Effective Date, of certain assets of USC related to its human compounding pharmaceutical business (the “Business”), including certain customer information and information on products sold to such customers by USC (together, the “Book of Business”), including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products (collectively, the “Assets”). After the Effective Date, Purchaser may use the Book of Business to secure customers for its products and services and may otherwise use the Book of Business. Pursuant to the USC Agreement, the Purchaser will not assume any liabilities of USC, and the transaction did not include the sale or transfer of any USC equipment, buildings or real property, or any products, information, agreements, relationships or other assets relating to the veterinary business of USC.

The USC Agreement provides that the consideration payable by the Purchaser to the Company for the Assets sold and transferred will consist of the following amounts: (i) a payment of $107,500 on the Effective Date; and (ii) monthly payments in an amount equal to (a) two (2.0) times the amount actually collected by Purchaser or its affiliates for sales of products or services made to certain identified customers included in the Book of Business during the 12-month period following the Effective Date (the “Payment Term”), and (b) a lower multiple of the amount actually collected by Purchaser or its affiliates for sales of products or services made to certain other customers included in the Book of Business.  In addition, to the extent that such product or service is supplied by USC pursuant to the supply arrangement provided for by the USC Agreement (the “Supply Agreement”), the Purchaser agreed to reimburse USC for the cost of such product or service, as set forth in the Supply Agreement. The USC Agreement provides that during the Payment Term, the Purchaser will maintain the Book of Business and use commercially reasonable efforts to maximize the consideration payable to the Company and collect amounts outstanding related to sales of products or services made to customers included in the Book of Business. However, the USC Agreement does not provide for any minimum purchase price consideration to the Company or USC. Accordingly, there is no assurance as to the amount of purchase price consideration that the Company or USC may ultimately receive as a result of the transactions contemplated by the USC Agreement. Certain of the customers included in the Book of Business may decide to not purchase products or to reduce their purchases of products from Purchaser after the Effective Date, and Purchaser may, in good faith, decide not to change its product mix from those products offered by Purchaser as of the Effective Date and may decide not to carry all of the products offered and sold by USC as part of the Business prior to the Effective Date.

The USC Agreement includes certain restrictive covenants of the Company and USC, including noncompetition provisions, pursuant to which, for a period of five years from the Effective Date (the “Restricted Period”) and subject to certain exceptions, the Company and USC have agreed, among other matters, not to solicit any Business from any customers included in the Book of Business or engage in certain other activities.  Each of the USC Agreement and the Supply Agreement includes standard indemnification provisions, and a number of other covenants and agreements of the parties concerning the transactions contemplated by the USC Agreement and the Supply Agreement, including concerning cooperation and assistance, confidentiality, non-disparagement and the transfer of information and documents, compliance with laws, and personnel matters.  The USC Agreement includes indemnification provisions pursuant to which the Company and USC agreed to indemnify the Purchaser and certain related parties against losses incurred by such indemnified parties arising or resulting from certain matters including breach of the USC Agreement by USC and third party claims relating to product sales to customers by USC before the Effective Date. In connection with the transaction, the Company accrued a $700,000 liability for a transaction fee payable to a financial advisor as of September 30, 2021.

Plan for the Remaining Operations, Business and Assets of USC

In light of a number of factors including the sale of assets to the Purchaser pursuant to the USC Agreement, the  Board approved a restructuring process of winding down the remaining operations and business of USC and selling, transferring or disposing of the remaining assets of USC.  The restructuring and winding down includes, without limitation, the termination of USC’s veterinary business and USC sales to veterinary customers; the termination of employment of all or substantially all employees engaged in the USC business (except as determined to be necessary or appropriate in connection with the Company’s and USC’s performance of their obligations under the USC Agreement and the transactions contemplated thereby, or in connection with resolving matters relating to the winding down of USC’s business), and providing such notices and making such payments to such employees as the officers of the Company determine are necessary or appropriate, including as maybe required by law or as maybe provided for pursuant to any retention agreement, severance agreement, incentive agreement, or other written agreement with such employees; the sale or other disposition from time to time of the remaining equipment, real property, buildings and tangible and intangible assets relating to USC’s business that are unrelated to the USC Agreement; the termination, assignment or other resolution of agreements with third parties relating to the USC business; making regulatory filings and taking appropriate actions with federal and state regulatory authorities in connection with the winding down and winding up of USC’s business; and taking such other actions as the officers of the Company or USC (as appropriate) determine are necessary or appropriate in connection with the restructuring and the winding down and winding up of the remaining business, operations and assets of USC. In August 2021, the company and USC entered into an asset purchase agreement with a third party buyer providing for the sale and transfer by USC of certain customer information and other assets related to USC’s veterinary compounded pharmaceuticals business, in consideration for the payment to the company by the buyer of a percentage of amounts actually collected by the buyer on sales of certain veterinary products to veterinary customers covered by the agreement over the five year period after the date of the agreement.

Going Concern and Management’s Plan

The financial statements included elsewhere herein for the three months ended March 31, 2021, and our financial statements for the year ended December 31, 2020 and 2019, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of March 31, 2021, we had cash and cash equivalents of approximately $57.9 million, an accumulated deficit of approximately $247.6 million, and liabilities of approximately $25.5 million. We have incurred substantial recurring losses from operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In January and February 2021, the company issued common stock upon exercise of investor warrants, the company received total of approximately $5,852,000 and the warrant holders received 8,356,000 shares of common stock. On February 2, 2021, the company completed the closing of an underwritten public offering of 46,621,621 shares of common stock at a public offering price of $1.11 per share, which included 6,081,081 shares pursuant to the full exercise of the over-allotment option granted to the underwriters, resulting in net proceeds of approximately $48.4 million. In March 2021, we received approximately $1.8 million of debt funding that we obtained under the Second Draw Loan pursuant to the terms of the PPP, the CARES Act, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020. However, we may need additional funding in the future to continue operations, satisfy our obligations including any expenses that may arise in the future relating to matters in Part II, Item 1 - Legal Proceedings, fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the three months ended March 31, 2021, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds in the future from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources and revenues from existing agreements and sales of prescription compounded formulations, we would exhaust our resources and be unable to continue operations.

Our management intends to attempt to secure additional required funding through equity or debt financing, sales or out-licensing of product candidates or intellectual property assets, consideration that we may receive from the Purchaser pursuant to our asset purchase agreement relating to certain assets of USC and sale of other assets used in the USC business, share of profits received relating to sales in the U.S. of our SYMJEPI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of our products, from a business combination, or similar transactions. However, there can be no assurance that we will be able to obtain any sources of funding. Such additional funding may not be available, may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Results of Operations

Three Months Ended March 31, 2021 and 2020

Revenues. Consolidated revenues were approximately $4,109,000 and $4,663,000 for the three months ended March 31, 2021 and 2020, respectively. Consolidated revenues decreased approximately $554,000 in the first quarter of 2021 compared to the comparable period of 2020.

Revenues of our Drug Development and Commercialization business conducted by Adamis were approximately $1,333,000 and $507,000 for the three months ended March 31, 2021 and 2020, respectively. Revenue relating to the sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg increased approximately $826,000 primarily due to the sales and marketing initiatives of our new distribution partner, USWM, when compared with the comparable 2020 period.

Revenues of our Compounded Pharmaceuticals business conducted through USC were approximately $2,776,000 and $4,156,000 for the three months ended March 31, 2021 and 2020, respectively. Restrictions on outpatient surgery and other medical procedures due to the COVID-19 pandemic resulted in a decline in sales of USC’s products of approximately $1,380,000. The COVID-19 outbreak has adversely affected revenues from sales of USC products, in part due to reductions or cancellations of elective surgeries and reduction in office visits to physicians’ offices, healthcare facilities or clinics by patients, and the resulting decreased demand by USC’s customers for certain of USC’s products, and will likely continue to adversely affect revenues from sales of USC products for a period of time which cannot be predicted. Moreover, COVID-19 has restricted USC from utilizing traditional sales and marketing efforts, such as regular sales visits to customers, in generating revenues. USC has added to its product catalog certain drugs that may from time to time appear on the FDA’s Drug Shortage List, some of which may be used in connection with the treatment of acutely ill COVID-19 patients, although the COVID-19 outbreak could result in shortages or delays in our ability to obtain supplies relating to certain of these products.

Cost of Goods Sold. Consolidated cost of goods sold was approximately $3,642,000 and $3,687,000 for the three months ended March 31, 2021 and 2020, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for three months ended March 31, 2021 was approximately 11% compared to approximately 21% for the three months ended March 31, 2020.

Cost of goods sold of our Drug Development and Commercialization business conducted by Adamis was approximately $1,845,000 and $1,733,000 for the three months ended March 31, 2021 and 2020, respectively. The gross loss percentage for the three months ended March 31, 2021 was approximately 38% compared to approximately 242% for the three months ended March 31, 2020. Cost of goods sold for the first quarter of the 2021 period compared to the comparable period of 2020 increased primarily due to the increase of approximately $524,000 in direct materials largely driven by increased sales of SYMJEPI, offset by decreases of approximately $412,000 for depreciation, maintenance fees and other related expenses associated with the production of SYMJEPI.

Cost of goods sold of our Compounded Pharmaceuticals business conducted through USC was approximately $1,797,000 and $1,954,000 for the three months ended March 31, 2021 and 2020, respectively. The gross margin percentage for the three months ended March 31, 2021 was approximately 35% compared to approximately 53% for the three months ended March 31, 2020. Materials costs, compensation and other employee benefits, product devices, testing, freight, and other related expenses decreased approximately $221,000 due to the reduction in consumer demand for certain USC products as a result of the COVID-19 pandemic. This amount was partially offset by increases in obsolete inventory at the USC outsourcing facility of approximately $64,000 as a result of reduced sales associated with products impacted by the COVID-19 pandemic.

  Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of depreciation and amortization, professional fees which include legal, accounting and audit fees, consulting and employee compensation. Consolidated SG&A expenses for the three months ended March 31, 2021 and 2020 were approximately $5,919,000 and $6,054,000, respectively.

SG&A expenses of our Drug Development and Commercialization business conducted by Adamis for the three months ended March 31, 2021 and 2020 were approximately $3,518,000 and $3,303,000, respectively. The increase was primarily attributable to professional fees of approximately $616,000 for professional fees largely due to litigation matters. These increases were partially offset by an approximately $243,000 decrease in depreciation and amortization as a result of the write-off of the DPI intangible asset in the fourth quarter of 2020 that eliminated amortization expense in future periods, and a decrease of approximately $93,000 of compensation related expenses largely attributed to decreased stock compensation expenses as a result of the completion of vesting of a significant amount of option grants through February 2021. Other decreases were related to selling expenses, and other administrative expenses of approximately $65,000.

SG&A expenses of our Compounded Pharmaceuticals business conducted through USC for the three months ended March 31, 2021 and 2020 were approximately $2,401,000 and $2,751,000, respectively. Approximately $315,000 of the decrease in SG&A expenses for first quarter of 2021 compared to the first quarter in 2020 year was attributable to decreases in selling expenses primarily due to the reduction of commission payments, marketing expenses and other related expenses as a direct effect of the reduction in revenue, approximately $82,000 of the decrease was attributable to decreases in wages, benefits and other compensation expenses. These amounts were partially offset by increases of approximately $47,000 in professional fees and consulting expenses, licenses, permits, depreciation, repairs and maintenance, bad debt expense, and other related administrative expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Consolidated research and development expenses were approximately $2,261,000 and $2,037,000 for the three months ended March 31, 2021 and 2020, respectively.

Research and development expenses of our Drug Development and Commercialization business conducted by Adamis were approximately $2,250,000 and $2,037,000 for the three months ended March 31, 2021 and 2020, respectively. Approximately $541,000 of the increase in R&D expenses for the three months ended March 31, 2021, compared to the comparable 2020 period was related to increased spending on Symjepi, APC-400, and ZIMHI. Approximately $102,000 of decreases in spending for APC-9000 and other product candidates partially offset the increases. In addition, wages, benefits, and other compensation expenses for research and development employees decreased approximately $226,000 during the three months ended March 31, 2021, compared to the comparable 2020 period, largely attributed to decreased stock compensation expenses as a result of the completion of vesting of a significant amount of option grants through February 2021.

Research and development expenses of our Compounded Pharmaceuticals business conducted through USC were approximately $11,000 and $0 for the three months ended March 31, 2021 and 2020, respectively. USC’s R&D expenses for the three months ended March 31, 2021, compared to the comparable 2020 period, increased due to the testing of new products.

Impairment Expense Goodwill. Impairment expense of goodwill for the three months ended March 31, 2021 and 2020 was approximately $0 and $3,143,000, respectively. In light of events associated with the global spread of COVID-19 and other factors, we performed a goodwill impairment review as of March 31, 2020, and recorded a charge of approximately $3,143,000 for impairment of goodwill during the first three months of 2020. No goodwill impairment has been recorded in the first quarter of 2021.

  Other Income (Expense). Other Income (Expenses) consists primarily of interest income, interest expense, and changes to the fair value of warrant liabilities. Other income (expense) for the three months ended March 31, 2021 and 2020 was approximately ($7,665,000) and $3,012,000, respectively.  The decrease in other income (expense) during the three-month period in 2021, compared to the same period in 2020, was primarily due to the decrease of other income of approximately $10,669,000 for the change in fair value of warrants, a decrease of approximately $7,000 in interest/other income, and an increase of interest expense of approximately $1,000.

Liquidity and Capital Resources

We have incurred net losses of approximately $15.4 million and $7.2 million for the three months ended March 31, 2021 and 2020, respectively. Since inception, and through March 31, 2021, we have an accumulated deficit of approximately $247.6 million. Since inception and through March 31, 2021, we have financed operations principally through debt financing and through public and private issuances of common stock, preferred stock and warrants. In January and February 2021, the company issued common stock upon exercise of investor warrants, the company received total of approximately $5,852,000 and the warrant holders received 8,356,000 shares of common stock. On February 2, 2021, the company completed the closing of an underwritten public offering of 46,621,621 shares of common stock at a public offering price of $1.11 per share, which included 6,081,081 shares pursuant to the full exercise of the over-allotment option granted to the underwriters, resulting in net proceeds of approximately $48.4 million.

However, we may need additional funding in the future to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work, studies and trials to develop our product candidates, including without limitation relating to our Tempol product candidates. We may seek to finance future cash needs primarily through proceeds from equity or debt financings, loans, share of profits anticipated to be received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners.

Total assets were approximately $80.7 million and $30.9 million as of March 31, 2021 and December 31, 2020 respectively.   Current assets exceed current liabilities by approximately $41.3 million as of March 31, 2021 and current liabilities exceed current assets by approximately $7.4 million as of December 31, 2020.

Net cash used in operating activities for the three months ended March 31, 2021 and 2020, was approximately $4.5 million and $4.2 million, respectively. Net cash used in operating activities increased primarily due to the increase in operating losses and accounts receivable as compared to 2020.

Net cash used in investing activities was approximately $406,000 and $274,000 for three months ended March 31, 2021 and 2020, respectively. The net cash used in investing activities increased primarily due to the additional equipment purchased during the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020.

Net cash provided in financing activities was approximately $56.0 million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively. Net cash flows provided by financing activities increased for the period ended March 31, 2021 primarily due to the issuance of common stock, exercise of  warrants and second draw of PPP Loan, generating net proceeds of approximately $56.0 million, offset by payment of loans and finance leases of approximately $26,000.  In the first quarter of 2020, net cash used in financing activities consisted of issuance of common stock with net proceeds of approximately $6.2 million, offset by payment of loans and finance leases of approximately $23,000.

Loan Agreements

In connection with our acquisition of USC in 2016, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the company or USC in connection with the merger transaction, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the loan agreement and related documents, such documents as amended referred to as the “Loan Documents.” The lender in all of the Loan Documents was First Federal Bank and/or its successor Bear State Bank, referred to as Lender or the Bank. All amounts owed under the working capital loan and the equipment loan have previously been paid and there are no outstanding balances under those Loan Documents, and the working capital loan has not been renewed or extended. At March 31, 2021, our aggregate indebtedness under the building loan agreement was approximately $2,043,000. Periodic interest and principal payments under the building loan agreement are approximately $19,000 per month. The building loan matures in August 2021 and a final payment of all outstanding amounts will be due and payable on the maturity date. The building loan agreement included in the Loan Documents includes a variety of representations, warranties and covenants that we are required to comply with. If we do not comply with the provisions of such agreements and documents and the Bank declares an event of default, the Bank would be entitled to accelerate the maturity date of the loans, the principal and accrued interest would become due and payable, and the Bank could elect to exercise its remedies as a secured creditor under the loan documents and applicable law. On July 8, 2021, the Company repaid to Arvest Bank, as lender, the full remaining outstanding principal and interest balance of $ 2,028,191 owed under the Company’s outstanding building and real property loan relating to USC’s building and real property, the maturity date of which was in August 2021. Following such payment, the Company does not have any outstanding indebtedness under any of the loan agreements that were assumed by the Company in connection with its previous acquisition of USC.

In April 2020, we secured an approximately $3.2 million Paycheck Protection Program (PPP) loan provided for by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and administered by the SBA. The unsecured loan, or the PPP Loan, is evidenced by a promissory note of the company, or the PPP Note, to Arvest Bank, the Lender. Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, unless sooner provided in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, we are obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the PPP Note (or later if a timely loan forgiveness application has been submitted), until the maturity date. The CARES Act and the PPP provide a mechanism for a borrower to apply for forgiveness of up to the full amount borrowed. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the eight-week or 24-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week or 24-week period will qualify for forgiveness. In December 2020, we submitted an application for the forgiveness of the full amount of the PPP Loan After the CARES Act was passed and we applied for and obtained the PPP Loan, the SBA issued new guidance that, among other things, questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP and be able to make the required certification that current economic uncertainty makes the loan request necessary to support the ongoing operations of the applicant. Subsequently, the Secretary of the Treasury and SBA has issued guidance that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness, and that all PPP loans in excess of $2 million, and other PPP loans as appropriate, will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the PPP Loan and could be subjected to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

On March 15, 2021, we entered into a Note, or the PPP2 Note, in favor of Arvest Bank as Lender, in the principal amount of $1,765,495 relating to funding under a Second Draw loan, or the Second Draw Loan, pursuant to the terms of the PPP, the CARES Act, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020. Under the terms of the PPP2 Note and Second Draw Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP2 Note is five years, unless sooner provided in connection with an event of default under the PPP2 Note. We may prepay the Second Draw Loan at any time prior to maturity with no prepayment penalties. Under the PPP, the proceeds of the Second Draw Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments. We may apply for forgiveness of some or all of the Second Draw Loan pursuant to the PPP. In order to obtain full or partial forgiveness of the Second Draw Loan, we must timely request forgiveness, must provide satisfactory documentation in accordance with applicable SBA guidelines, and must satisfy the criteria for forgiveness under the PPP and applicable SBA requirements. If we timely apply for forgiveness, payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020, and we will not be obligated to make any payments of principal or interest before the date on which the SBA remits the loan forgiveness amount to the Bank or notifies the Bank that no loan forgiveness in allowed; and the Bank will then notify us of remittance by SBA of the loan forgiveness amount (or notify us that the SBA determined that no loan forgiveness is allowed) and the date that our first payment is due. Interest will accrue during the deferral period. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. If the Second Draw Loan is not forgiven in accordance with the terms of the PPP, we will be obligated to make monthly payments of principal and interest to repay the Second Draw Loan in full prior to the maturity date. If we do not submit a loan forgiveness application to the Bank within 10 months after the end of our applicable covered period, as defined under the PPP and applicable regulations and guidance issued by the SBA or the U.S. Department of Treasury, then we must begin paying principal and interest after that period. The PPP2 Note contains customary events of default relating to, among other things, payment defaults, breaches of representations, warranties or covenants, defaults on other loans with the Bank, bankruptcy or insolvency events, certain change of control events, material adverse changes or events, and certain other events. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing by us, or filing suit and obtaining judgment against us.

On August 12, 2021, we received notification through the Bank that as August 5, 2021, the PPP Loan drawn on April 13, 2020, including principal of $3,191,700 and interest thereon, has been fully forgiven by the SBA and that the remaining PPP Loan balance is zero. In October 2021, we received notification through the Bank that as of September 28, 2021, the Second Draw PPP Loan, including principal and interest thereon, has been fully forgiven by the SBA and that the remaining PPP2 Loan balance is zero.

Even though the PPP Loan and the Second Draw PPP Loan have been forgiven, our PPP loans and applications for forgiveness of loan amounts remain subject to review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the Company that was part of the PPP loan application process. Accordingly, the Company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan and Second Draw PPP Loan or obtaining forgiveness of those loans. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations. If it is determined that the Company was ineligible to receive the PPP Loan and/or the Second Draw Loan, the Company may be required to repay the PPL Loan and Second Draw Loan in its entirety and/or be subject to additional penalties.

As noted above under the heading “Going Concern and Management Plan,” through March 31, 2021, Adamis has incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations. Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional specialty pharmaceutical products and begin to realize revenues from sales of such additional products, and during this period Adamis could require additional funds. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. The company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities. As a result of the COVID-19 pandemic and actions taken to slow its spread, credit and financial markets have experienced material volatility, unemployment rates have materially increased, credit and financial markets have deteriorated, and economic growth has declined. There can be no assurance that further deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.

As disclosed elsewhere in this Report, including in Part II, Item 1, “Legal Proceedings,” on May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the Board has engaged outside counsel to conduct an independent internal investigation to review these and other matters. In addition to the subpoenas from the USAO, the company has also received requests from the SEC for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters.  The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests.  The company intends to cooperate with the USAO and the SEC. At this time, the company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, or other agencies, or determine what, if any, proceedings the USAO, SEC, or other federal or state authorities may initiate, what, if any, remedies or remedial measures the USAO, SEC or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties, equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

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

The company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 have not significantly changed.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At March 31, 2021, Adamis did not have any off balance sheet arrangements.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were, in design and operation, not effective at the reasonable assurance level, due to the presence of a material weakness in internal control over financial reporting as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that except as described below and other than the material weakness and the remediation measures described in this Item 4, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting as a result of the COVID-19 pandemic despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to reduce or minimize the impact on their design and operating effectiveness.

Based on the material weakness described below, management has concluded that as of March 31, 2021, our internal control over financial reporting was not effective. We identified a weakness relating to our controls over adherence to certain company policies and procedures relating to hiring, monitoring and supervision of USC's sales personnel and the activities of such personnel, which were not strictly implemented and observed. We also identified a weakness in controls regarding inadequate oversight by senior management to ensure compliance with and adherence to company policies and procedures by USC sales personnel and to ensure performance of adequate monitoring and supervision of personnel. This control deficiency was assessed as a material weakness as of March 31, 2021.

Notwithstanding the material weakness described above, our management has concluded that the unaudited financial statements included in this Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting during the year ended December 31, 2020. The material weakness resulted from a lack of sufficient technical resources to appropriately perform effective and timely reviews of the accounting for, including the potential valuation of, and disclosure of, complex non-routine warrant issuances. The material weakness has been remediated as of March 31, 2021.

Management has implemented measures designed to improve our internal control over financial reporting and remediate this material weakness, including the following:  (i) we have enhanced our control processes for identifying and reviewing non-routine transactions, including formalized reviews of these transactions by senior accounting management and more robust documentation of the related conclusions, and required accounting; (ii) we have engaged external consultants on an ongoing basis to provide expertise and assistance sufficient to evaluate, resolve and document the accounting for complex non-routine transactions; and (iii) we have engaged another independent valuation group to review and validate the method and assumptions used in the valuation of warrants.  Management has determined that the measures implemented above provided appropriate remediation as of March 31, 2021, of the previously identified material weakness.

We cannot assure you that the measures we are taking will be sufficient to remediate this material weakness or to avoid potential future material weaknesses. If our efforts are not successful, or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market of our common stock to decline.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

We may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, claims relating to our compounded pharmacy business, breach of contract claims, labor and employment claims and other matters. We may also become party to litigation in federal and state courts relating to opioid drugs. Any litigation could divert management time and attention from Adamis, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Except as described below, we are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

Nephron

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

As previously disclosed in the 2020 Form 10-K, while we continue to believe that the claims and damages sought by the plaintiff were without merit, in light of several factors including the recent hearing and outcome of decisions concerning pre-trial motions, the legal expenses of ongoing litigation and trial, the uncertainties of litigation and jury trials, and the possibility of punitive damages and other adverse awards or sanctions, on April 9, 2021, Adamis, USC and Nephron agreed to terms of settlement of the Florida litigation as well as a related case filed by Nephron against USC, Adamis and a second USC employee in the United States District Court for the District of New Jersey alleging misappropriation of trade secrets from Nephron. Under the terms of the settlement agreement entered into by Adamis, the Nephron entities and certain other individuals (the “individual parties”), and related documents entered into by the parties thereto, the Company paid Nephron an amount equal to $7,900,000 following execution of the settlement agreement; the Company and USC, as well as the individual parties, agreed to a permanent injunction reflecting certain terms of the settlement and pursuant to which they agreed, among other things, not to retain, access, communication, use or disclose any proprietary or confidential information of Nephron and to destroy all such information in their possession or control, subject to very limited exceptions; and Nephron agreed to dismissal of or withdrawal from the lawsuits and related legal proceedings.  Pursuant to the agreement, each of the parties agreed to release each other from all existing claims that any of them may have against any of the other parties that arise from or relate to the claims and liabilities asserted in the various lawsuits and agreed not to sue any of the parties on the basis of any released claim.

Investigation

On May 11, 2021, the company and USC each received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (“USAO”).  The USAO issued the subpoenas in connection with a criminal investigation and requested a broad range of documents and materials relating to, among other matters, certain veterinary products sold by USC, certain practices, agreements, and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. On May 11, 2021, the Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review the matters brought forth in the subpoenas and certain other matters. The investigation involved, among other matters, interviews with employees and collection and review of a large number of documents.  The company has taken a number of actions in response to the internal investigation, including personnel actions relating to certain USC veterinary sales employees.  In addition, following the commencement of the investigation, as disclosed elsewhere in this Report the company has sold assets relating to its compounding pharmacy business, ceased selling human and veterinary compounded pharmaceutical products, is engaged in a process of winding down USC’s business, and the employment of substantially all USC employees has ended or will end in connection with the winding down of that business.  As a result, the company will no longer be engaged in the sale of human or veterinary compounded pharmaceutical products.  The company is also considering a number of additional actions in response to the internal investigation.  As of the date of this Report, we believe that the investigation initially commenced by the Audit Committee is substantially complete.  However, additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the Audit Committee’s investigation. In addition to the subpoenas from the USAO, the company has also received requests from the U.S. Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters.  The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests.  The company intends to cooperate with the USAO and the SEC. At this time, the company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, or other agencies, or determine what, if any, proceedings the USAO, SEC, or other federal or state authorities may initiate, what, if any, remedies or remedial measures the USAO, SEC, or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results.. We could receive additional requests from the USAO, SEC, or other authorities, which may require further investigation.  There can be no assurance that any discussions with the SEC or USAO to resolve these matters will be successful. The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results.  The occurrence of any of these events, or any determination that our activities were not in compliance with existing laws or regulations, could have a material adverse effect on the company’s business, financial condition, and results of operations.

Jerald Hammann

On June 8, 2021, Jerald Hammann filed a complaint against the Company and each of its directors in the Court of Chancery of the State of Delaware, captioned Jerald Hammann v. Adamis Pharmaceuticals Corporation et al., C.A. No. 2021-0506-PAF (the “Complaint”), seeking injunctive and declaratory relief.  The Complaint alleges, among other things, that the defendants (i) violated Rule 14a-5(f) and 14a-9(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s 2021 annual meeting of stockholders—which was subsequently held on July 16, 2021 (the “2021 annual meeting”)—and disseminated false and misleading information in the Company’s proxy materials relating to the 2021 annual meeting, (ii) violated certain provisions of the Company’s bylaws relating to the 2021 annual meeting, (iii) violated section 220 of the Delaware General Corporation Law (“DGCL”) in connection with a request for inspection of books and records submitted by the plaintiff, and (iv) breached their fiduciary duties of disclosure and loyalty, including relating to establishing and disclosing the date of the Company’s 2021 annual meeting and to the Company’s determination that a solicitation notice delivered to the Company by plaintiff was not timely and was otherwise deficient.  The Complaint alleges, among other things, that plaintiff intended to initiate a proxy contest against the Company, that defendants’ conduct made it difficult or impossible for plaintiff to initiate a proxy context, and that the Company’s definitive proxy statement included false and misleading disclosures and omissions of material information.  The Complaint sought injunctive relief (i) to prevent the Board, the Company, and their employees and agents from soliciting any stockholders pursuant to the Company’s proxy statement and (ii) to prevent the defendants from interfering in the effectiveness of stockholder voting for the 2021 annual meeting.  The Complaint also seeks declaratory relief (i) finding that plaintiff’s solicitation notice was timely and properly submitted; (ii) directing the defendants to comply with Rules 14a-5(f) and 14a-9(a) of the Exchange Act; (iii) directing the Company to produce the materials set forth in the plaintiff’s books and records request; (iv) finding that the director defendants breached their fiduciary obligations to stockholders; and (v) finding that the director defendants engaged in self-dealing.  The Complaint seeks an award of fees, costs, and expenses in this action, including attorneys’ and experts’ fees.

On June 10, 2021, the plaintiff filed a motion for a temporary restraining order and for expedited proceedings, seeking an order enjoining the Company from printing or disseminating its proxy statement relating to the 2021 annual meeting or from convening the 2021 annual meeting on July 16, 2021.  Following a hearing, on June 17, 2021, the Court determined that: (i) it did not have jurisdiction to consider the plaintiff’s claims relating to alleged violations of the Exchange Act; (ii) plaintiff’s claims regarding the books and records request and alleged violations of section 220 of the DGCL should be pursued in a separate proceeding, and the Court denied the plaintiff’s motion to expedite the books and records claims; (iii) certain of the plaintiff’s claims alleging breach of the fiduciary duty of disclosure against the individual defendants, including claims based on alleged misrepresentations and omissions in the Company’s proxy statement, were not colorable; and (iv) plaintiff’s claim alleging that the individual defendants violated their fiduciary duty by taking action purportedly intended to prevent the plaintiff from pursuing a proxy contest survived a low threshold of colorability, but the Court denied the plaintiff’s motion for a temporary restraining order.  The Court granted in part the motion to expedite the proceedings.

The case is proceeding and the parties are currently engaged in discovery.  The Company believes the claims in plaintiff’s Complaint are without merit, and intends to vigorously dispute them.

Regulatory

In October 2021, following the sale in July 2021 of certain assets of the company’s USC subsidiary relating to USC’s human compounding pharmaceutical business and the company’s approval of a restructuring process of winding down the remaining operations and business of USC and selling or disposing of the remaining assets of USC, the company entered into a Consent Order with the Arkansas State Board of Pharmacy to resolve an ongoing administrative proceeding before the pharmacy board, pursuant to which USC agreed to surrender its Arkansas retail pharmacy permit and wholesaler/outsourcer permit effective October 31, 2021, to pay a civil penalty of $75,000 relating to violations of various Arkansas pharmacy laws and the pharmacy board’s regulations, and to pay $75,000 in investigative costs of the pharmacy board.  The total amount of $150,000 levied by the pharmacy board was accrued during the quarter ended September 30, 2021.

Nasdaq Compliance

In response to the company’s May 2021 Form 12b-25 disclosure that it would be unable to file in a timely manner its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 due to the need for additional time to address matters relating to the USAO’s subpoenas, Nasdaq sent the company a letter determining that the company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1).  We submitted a plan to regain compliance.  In August, we received a notification letter from Nasdaq notifying us that because we had not filed our Quarterly Report on Form 10-Q for the period ended June 30, 2021, as well as the Form 10-Q for the period ended March 31, 2021 (together, the “Form 10-Qs”), we did not comply with NASDAQ Listing Rule 5250(c)(1).  Nasdaq subsequently requested that we submit an updated plan to regain compliance, which we submitted, and Nasdaq granted an exception of up to November 22, 2021, to regain compliance.  With this Report and the filing of the Form 10-Qs, the company believes it has returned to full compliance.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain substantive changes to the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Our business, financial condition, results of operations and future prospects could be materially and adversely affected by these risks if any of them actually occurs. In these circumstances, the market price of our common stock would likely decline. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business.

Risks Related to Our Financial Condition

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2020, included in our annual report on Form 10-K for the year ended December 31, 2020, and in the financial statements accompanying this Report, we have sustained substantial recurring losses from operations.  In addition, we have used, rather than provided, cash in our continuing operations. Additional funding may be required to develop and commercialize our products and product candidates, conduct research, development and trials relating to our product candidates, fund our ongoing operations and satisfy our obligations and liabilities. Without obtaining additional funding if required, it would be unlikely for us to continue as a going concern.  The above conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to successfully develop and commercialize products, the market acceptance and success of our products and our ability to obtain additional required funding, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms.  Without additional funds, if required, from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions or sources, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

*We may require additional funding to continue as a going concern.

We incurred significant net losses for the years ended December 31, 2020 and December 31, 2019 and for the quarters of 2021 reflected in the financial statements included elsewhere in this Report. The development of our business may in the future require additional capital to help fund the development and commercialization of our products and product candidates, conduct research, development and trials relating to our product candidates, fund our ongoing operations and satisfy our obligations and liabilities. In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital, and a number of factors may limit or prevent our current ability to access capital markets. Delays in obtaining, or the inability to obtain, required funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments. In addition, our previously announced sale of Assets pursuant to the USC Agreement relating to the human compounding pharmaceuticals business of our USC subsidiary, together with our previously announced restructuring process of winding down, winding up and disposing of the remaining operations, business and assets of USC, will result in the company not receiving revenues in the future from sales of products by USC, other than the consideration receivable by the company pursuant to the terms of the USC Agreement or from other agreement or arrangements relating to the sale or disposition of the remaining USC assets.

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

We incurred significant net losses for the years ended December 31, 2020 and December 31, 2019 and for the quarters of 2021 reflected in the financial statements included elsewhere in this Report. We expect that these losses may continue as we continue our research and development activities, seek regulatory approvals for our product candidates and seek to commercialize any approved products. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

There can be no assurance that we will be able to generate sufficient product revenue and amounts payable to us under our commercialization agreement relating to our SYMJEPI and ZIMHI products or other commercialization agreements that we may enter into to become profitable at all or on a sustained basis. We expect to have quarter-to-quarter fluctuations in revenue and expenses, some of which could be significant, due in part to variations in expenses and activities relating to research, development, clinical trials, marketing and manufacturing. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our products do not achieve market acceptance, we may never become profitable. As we commercialize and market products, we will need to incur expenses for product marketing and brand awareness and conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, could result in substantial operating losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

There are significant limitations on our ability in the future to utilize any net operating loss carryforwards for federal and state income tax purposes.

At December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, and credit carryforwards which, subject to certain limitations, we may use to reduce future taxable income or offset income taxes due.  Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Pursuant to Internal Revenue Code Section 382, the annual use of the NOLs and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As noted in Note 21 of the audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo additional ownership changes, our ability to use our NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may be materially limited in our ability to utilize our NOLs and credit carryforward.

*Our PPP loans may be audited or reviewed by federal or state regulatory authorities.

We applied for and obtained loan funding of $3,191,700 under the PPP pursuant to the PPP Loan and PPP Note, the balance of which has been forgiven, and under the Second Draw PPP Loan and PPP2 Note in the principal amount of $1,765,495, the balance of which has also been forgiven.    However, even though the PPP Loan and the Second Draw PPP Loan have been forgiven, our PPP loans and applications for forgiveness of loan amounts remain subject to future review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the Company that was part of the PPP loan application process. Accordingly, the Company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan and Second Draw PPP Loan or obtaining forgiveness of those loans.  If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations. If it is determined that the Company was ineligible to receive the PPP Loan and/or the Second Draw Loan, the Company may be required to repay the PPL Loan and Second Draw Loan in its entirety and/or be subject to additional penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

Risk Relating to Our Business and Industry

We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.

Except for our SYMJEPI and ZIMHI products, we have not received regulatory approval for any drugs or products. Since our fiscal 2010 year, except for revenues from sales of compounded pharmacy formulations after our acquisition of USC in 2016 and amounts that we have received and may receive in the future pursuant to our commercialization agreements relating to our SYMJEPI and ZIMHI products, we have not generated commercial revenue from marketing or selling any drugs or other products. We expect to incur substantial net losses for the foreseeable future. We may never be able to commercialize any additional product candidates that are subject to regulatory approval or be able to generate revenue from sales of such products. Because of the risks and uncertainties associated with developing and commercializing our specialty pharmaceuticals and other product candidates, we are unable to predict when we may commercially introduce such products, the extent of any future losses or when we will become profitable, if ever.

*We have received a grand jury subpoena issued in connection with a criminal investigation.

As we have previously disclosed, on May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation. In addition to the subpoena from the USAO, the Company has also received requests from the Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters. The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests. The company intends to cooperate with the USAO and the SEC. At this time, the company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, or other agencies, or determine what, if any, proceedings the USAO, SEC, or other federal or state authorities may initiate, what, if any, remedies or remedial measures the USAO, SEC, or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results. We could receive additional requests from the USAO, SEC, or other authorities, which may require further investigation. There can be no assurance that any discussions with the SEC or USAO to resolve these matters will be successful. The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties, equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

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

Our product development plans concerning our products and product candidates, and the anticipated dates for development and introduction of products in our product pipeline, are affected by many factors, many of which are difficult to predict. Some of the factors that could affect our development plans for our products and product candidates include: general market conditions and developments in the marketplace including the introduction of potentially competing new products by our competitors; the availability of adequate funding to support product development efforts and sales and marketing efforts for approved products; the outcome of discussions with the FDA concerning the regulatory pathway for our products and the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the applicable product; the time required to conduct required clinical trials and unexpected delays in the anticipated timing of the commencement, conduct or completion of clinical trials; the FDA’s review and acceptance of NDAs that we may file concerning our product candidates; any unexpected difficulties in licensing or sublicensing intellectual property rights that may be required for other components of the product; patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) or ANDA filings; any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product; and our ability to successfully market and sell our products or enter into commercialization arrangements with third parties to market our products.

Business or economic disruptions or global health concerns, including the COVID-19 pandemic, could harm our business.

Business or economic disruptions or global health concerns, such as the COVID-19 pandemic, could adversely affect our business. The novel strain of coronavirus and the related COVID-19 pandemic, which the World Health Organization announced in January 2020 was a global health emergency and which has continued, has spread throughout most of the world including the United States. The outbreak resulted in extended shutdowns of businesses in the United States and elsewhere and has had ripple effects on businesses and activities around the world.

The COVID-19 outbreak and continued spread of COVID-19, including the identification of novel strains of COVID-19, has affected and may continue to affect our operations, our customers and third parties on which we rely. Restrictions on outpatient surgeries and other medical procedures due to the COVID-19 pandemic, in part due to reductions or cancellations of elective surgeries and reductions in office visits to physicians’ offices, healthcare facilities or clinics by patients, decreased demand from USC’s customers for certain of USC’s products and adversely affected revenues from sales of USC products, and may continue to adversely affect revenues from sales of products to customers covered by the USC Agreement. In addition, we could experience delays in obtaining products or services from our third party manufacturers or suppliers as a result of the impact of the COVID-19 pandemic on such parties. The pandemic and related matters also could result in interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines relating to our NDAs or other actions relating to our products or product candidates, or could result in delays relating to patient enrollment or the conduct of clinical trials that we undertake. The outbreak and any preventative or protective actions that we, our customers, our respective manufacturers, suppliers or other third parties with which we have business relationships, or governments may take in respect of the coronavirus and COVID-19 pandemic could disrupt our business and the business of our customers or third parties with which we have business relationships. The extent to which the COVID-19 pandemic will continue to impact our business is difficult to predict and subject to change, and will depend on future developments, which are highly uncertain and cannot be predicted, including without limitation the severity of the disease and duration of the outbreak, travel restrictions and social distancing requirements in the United States and other countries, future mutations and variations of the coronavirus, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and address its impact. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. In addition, a severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making purchases or payments for our products. Any of the foregoing could harm our business. In addition, the COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, shelter-in-place or work-from-home orders or policies, travel restrictions, social distancing and business shutdowns. The effects of such measures may negatively impact productivity of our employees and disrupt our business activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and our ability to conduct business in the ordinary course. Although we have taken precautions intended to avoid the spread of the coronavirus among our employees, it is possible that one or more members of our workforce could be diagnosed with COVID-19, which could adversely impact our operations. As of the date of this Report, we cannot presently predict the long-term impact to the scope and severity of potential business or disruptions, but if we, our customers, or any of the third parties with whom we engage, including the suppliers, manufacturers, regulators and other third parties with whom we conduct business or have business relationships, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner presently anticipated could be materially and negatively impacted.

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

We do not own or operate manufacturing facilities for clinical or commercial production of pharmaceutical products and product candidates, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we expect to depend on third-party contract manufacturers for the foreseeable future. Any performance failure on the part of our contract manufacturers could delay clinical development, regulatory approval or commercialization of our current or future product candidates, depriving us of potential product revenue and resulting in additional losses. Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our existing and potential products. Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the outbreak of the COVID-19 coronavirus, or natural disasters including earthquakes, typhoons, floods and fires, could adversely affect our supply chain. These risks and uncertainties are compounded in the presence of the COVID-19 pandemic. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to our manufacturers or suppliers could delay shipment of any of our products, increase our cost of goods sold and result in lost sales.

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

We submitted a Section 505(b)(2) NDA regulatory filing to the FDA in connection with our approved SYMJEPI products, we submitted Section 505(b)(2) NDA regulatory filings to the FDA in connection with our ZIMHI (naloxone) Injection product, and we may pursue Section 505(b)(2) NDA filings with the FDA in connection with one or more other product candidates. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

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

Government and insurance reimbursements for healthcare expenditures play an important role for all healthcare providers, including physicians and pharmaceutical companies such as Adamis, that plan to offer various products in the United States and other countries in the future. Physicians and patients may decide not to order our products unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the price of the products. Market acceptance and sales of our specialty pharmaceutical products and potential products will depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. In the United States, our ability to have our products eligible for Medicare, Medicaid or private insurance reimbursement will be an important factor in determining the ultimate success of our products. If, for any reason, Medicare, Medicaid or the insurance companies decline to provide reimbursement for our products, our ability to commercialize our products would be adversely affected.

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

* Even if they are approved and commercialized, if our potential products are unable to compete effectively with current and future products targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated.

The markets for our SYMJEPI products and ZIMHI product, and our other product candidates, are intensely competitive and characterized by rapid technological progress. We face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide. Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities, than we do. Our SYMJEPI product competes with a number of other currently marketed epinephrine products for use in the emergency treatment of acute allergic reactions, including anaphylaxis. Our ZIMHI product will compete with a number of other currently marketed products utilizing naloxone, for the treatment of acute opioid overdose. Our Tempol product candidate for use in treatment of COVID-19, if successfully developed, approved and commercialized, will compete with a number of other current and future products and therapies for use in the treatment of COVID-19. Certain companies have established technologies that may be competitive with our product candidates and any future products that we may develop or acquire. Some of these products may use different approaches or means to obtain results, which could be more effective or less expensive than our products for similar indications. In addition, many of these companies have more experience than we do in pre-clinical testing, performance of clinical trials, manufacturing, and obtaining FDA and foreign regulatory approvals. They may also have more brand name exposure and expertise in sales and marketing. We also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields.

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

There is a substantial backlog of patent applications at the United States Patent and Trademark Office, or USPTO. There can be no assurance that any patent applications relating to our products or methods will be issued as patents, or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage. We may not be able to obtain patent rights on products, treatment methods or manufacturing processes that we may develop or to which we may obtain license or other rights. Even if we do obtain patents, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. Patents and intellectual property that we own or license may not afford us the rights that we anticipate. It is possible that no patents will be issued from any pending or future patent applications owned by us or licensed to us. Others may challenge, seek to invalidate, infringe or circumvent any patents we own or license. Alternatively, we may in the future be required to initiate litigation against third parties to enforce our intellectual property rights. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities, require us to license disputed rights from others, or require us to cease selling our future products.

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

Our patents also may not afford protection against competitors with similar technology. We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our products or by covering the same or similar technologies that may affect our ability to market or license our product candidates. In addition, many companies have encountered difficulties in protecting and defending their intellectual property rights in foreign jurisdictions. If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in either the United States or foreign jurisdictions, our business prospects could be substantially harmed. In addition, we may not have adequate cash funding to devote the resources that might be necessary to prepare or pursue patent applications, either at all or in all jurisdictions in which we might desire to obtain patents, or to maintain already-issued patents.

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

* If we determine that our intangible assets have become impaired in the future, our total assets and earnings could be adversely affected.

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

At December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, and credit carryforwards which, subject to certain limitations, we may use to reduce future taxable income or offset income taxes due.  Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Pursuant to Internal Revenue Code Section 382, the annual use of the NOLs and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As noted in Note 21 of the audited consolidated financial statements appearing in the company’s Annual Report on Form 10-K for the year ended December 31, 2020, our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo additional ownership changes, our ability to use our NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may be materially limited in our ability to utilize our NOLs and credit carryforward.

Our limited operating history may make it difficult to evaluate our business and our future viability.

We have a limited operating history on which to base an evaluation of our business and prospects. We are subject to the risks associated with early stage companies with a limited operating history, including without limitation: the possible need for additional financing; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA or other federal or state regulatory authorities; regulatory setbacks and delays; unexpected delays in commercialization of products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; fluctuations in expenses; and dependence on corporate partners and collaborators. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug technologies, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

Risks Related to Our Compounding Pharmacy Business

We have sold a substantial portion of the assets of USC and are engaged in a process of winding down and winding up the remaining business of USC and selling or otherwise disposing of the remaining assets of USC. There is no assurance regarding the proceeds that we may receive from the sale or disposition of any assets of USC. We may incur significant costs in connection with such restructuring and winding down activities.

As previously disclosed in our reports with the SEC and as disclosed elsewhere in this Report, pursuant to the USC Agreement we have sold and transferred certain Assets to the Purchaser relating to the human compounding pharmaceutical business of USC and have agreed to a variety of restrictive covenants preventing us from engaging in certain business and competitive activities relating to the human compounding pharmaceutical business, and we have also approved a restructuring process of winding down and winding up the remaining business of USC and selling, transferring or disposing of the remaining assets of USC. As a result, upon completion of that process we will no longer be engaged in the human or veterinary compounding pharmaceutical business. The Purchase Agreement provides for payment of consideration over time based on future sales of products by the Purchaser. There is no assurance regarding the proceeds that we may receive from the Purchase Agreement or any other sale or disposition of any other assets of USC.

We have indemnification obligations under the Purchase Agreement, and we may have indemnification obligations under other agreements relating to the sale or disposition of other USC assets, pursuant to which we may be required to indemnify, hold harmless, and pay losses, liabilities, expenses and amounts arising out of certain claims relating to the assets that are the subject of such agreements, including without limitation relating to, among other matters, our breach of the USC Agreement or other applicable agreement, third party claims relating to previous sales of products by USC to customers, or other matters.  These indemnification provisions could require us to pay significant amounts to satisfy our indemnification obligations under such agreements, which would reduce the net amounts that we ultimately receive from the sale of the assets subject to such agreements.

In addition, other matters may arise in the future relating to the USC business, USC assets, or USC employees, or arising out of the restructuring, winding down and winding up activities, that could require us to pay amounts in the future.  The process of winding down and winding up the remaining business of USC could require us to incur significant expenses or pay significant amounts in connection with or relating to the termination of employment of USC’s employees, the disposition of remaining USC assets, or the resolution of outstanding obligations, liabilities, or current or future claims or proceedings.  In addition, we could be required to pay significant fines, penalties or other amounts as a result of proceedings by federal or state regulatory authorities relating to the business and operations of USC.

The COVID-19 outbreak adversely affected sales of USC’s compounded pharmacy products and may adversely affect the amount that we receive from sale of USC’s assets.

The COVID-19 outbreak adversely affected revenues from sales of products by USC during 2020 and interim periods of 2021. The ongoing impact of the COVID-19 pandemic, or other factors, could adversely affect the amount that we receive in the future pursuant to the Purchase Agreement or other agreements or activities relating to the sale or disposition of USC’s assets.

If a compounded drug formulation leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities.

The production, labeling and packaging of compounded pharmaceutical preparations is inherently risky. We could be adversely affected if any of USC’s formulations or other products prove to be, or are asserted to be, harmful to patients. There are a number of factors that could result in the injury or death of a patient who receives one of USC’s compounded formulations, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, safety alert, or other proceedings or actions, relating to one or more of USC’s products.   If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of USC’s formulations or compounds, we could become subject to product and professional liability lawsuits or other proceedings, including enforcement actions by state and federal authorities or other healthcare self-regulatory bodies or product liability claims or lawsuits.  In addition, such matters could result in indemnification claims by third parties to which we have sold certain assets of USC, pursuant to our agreements with such third parties relating to such sales.  Any of the foregoing matters could result in a material adverse effect on our business, results of operations, financial condition and liquidity. Current or future insurance coverage may prove insufficient to cover any liability claims brought against USC or us.

The compounding pharmaceuticals business formerly conducted by USC is significantly impacted by state and federal statutes and regulations.

The compounding pharmaceuticals business formerly conducted by USC is subject to federal, state and local laws, regulations, and administrative practices, including, among others: federal registration as an outsourcing facility, state and local licensure and registration requirements concerning the operation of outsourcing facilities, and federal and state laws relating to the preparation, purchase, sale, advertisement, promotion, distribution, management, compounding, dispensing, reimbursement, marketing, and labeling of drugs that USC sells and related services as well as state pharmacy, manufacturer, wholesaler and distribution licensure and registration or permit standards; HIPAA and other laws relating to the use, disclosure and transmission of health or other personal information; the Patient Protection and Affordable Care Act, or ACA, and the Health Care and Education Reconciliation Act of 2010; statutes and regulations of the FDA and the U.S. Drug Enforcement Administration, or DEA, and states including relating to controlled substances; and state pharmacy, manufacturer, wholesaler and distribution licensure and registration or permit standards and other state laws and regulations.

The federal, state and local laws and regulations applicable to the pharmaceutical and compounding industries are subject to frequent change, whether through change in law or through interpretation. There can be no assurance that we or USC have been or are compliant in material respects with applicable federal and state regulatory requirements.  Failure to comply with FDA requirements and other federal or state governmental laws and regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, exposure to product liability claims, total or partial suspension of production or distribution, enforcement actions, injunctions and civil or criminal prosecution, any of which could have a material adverse effect on our business, financial condition or results of operations.

USC and its customers are subject to a variety of federal, state and local laws and regulations relating to the general healthcare industry, which are subject to frequent change.

Participants in the healthcare industry, including the company and USC, are subject to a variety of federal, state, and local laws and regulations. Laws and regulations in the healthcare industry are extremely complex and, in many instances, industry participants do not have the benefit of significant regulatory or judicial interpretation. Such laws and regulations are subject to change and often are uncertain in their application. There can be no assurance that USC or we will not be subject to scrutiny or challenge under one or more of these laws or regulations or that any such challenge would not be successful. Any such challenge, whether or not successful, could adversely affect our business, financial condition or results of operations.

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

The market price of our common stock may fluctuate substantially. For example, from January 2019 to March 31, 2021, the market price of our common stock has fluctuated between $0.27 and $3.29. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

At various times from October 2019 through September 2020, we have received notices from the Nasdaq Listing Qualifications Department of The NASDAQ Capital Market (“Nasdaq”) informing us that because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) (the “Rule”) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notices had no immediate effect on the listing or the trading of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), in connection with each notice we were provided an initial compliance period of 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.  On each such occasion, following such notice we have regained compliance with the Rule.

On May 25, 2021, we received a notification letter from Nasdaq notifying us that, because the company has not yet filed its Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Filing” or the “Form 10-Q”), the company was no longer in compliance with NASDAQ Marketplace Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC. The Notice also indicated that the company had 60 calendar days to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the Filing’s due date to regain compliance. We submitted a plan to regain compliance on July 26, 2021.  On August 20, 2021, we received a notification letter (the “Notice”) from Nasdaq notifying us that because we had not filed our Quarterly Report on Form 10-Q for the period ended June 30, 2021, as well as its Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Form 10-Qs”), we did not comply with NASDAQ Marketplace Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC.  Nasdaq subsequently requested that we submit an updated plan to regain compliance, which we submitted, and Nasdaq granted an exception of up to November 22, 2021, to regain compliance. We have the filed the Form 10-Qs and believe that we have filed the required periodic reports with the SEC to regain compliance with the Nasdaq listing requirements.

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

As of March 31, 2021, we had 148,886,141 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of March 31, 2021, we had reserved for issuance 6,431,796 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.31 per share, we had outstanding restricted stock units covering 2,034,260 shares of common stock, and we had outstanding warrants to purchase 15,095,238 shares of common stock at a weighted-average exercise price of $1.28 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

*Exercise of our outstanding warrants may result in dilution to our stockholders.

As of March 31, 2021, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50 per share. As of March 31, 2021, 13,794,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $1.15 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; 350,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.70 per share, that we issued in connection with our private placement of warrants in February 2020 and 892,414 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following transactions: warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; and warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants.

*Our principal stockholders have significant influence over us, they may have significant influence over actions requiring stockholder approval, and your interests as a stockholder may conflict with the interests of those persons.

Based on the number of outstanding shares of our common stock held by our stockholders as of March 31, 2021, our directors, executive officers and their respective affiliates owned approximately 0.6% of our outstanding shares of common stock and we believe that our largest stockholder beneficially owned approximately 3.3% of the outstanding shares of our common stock. As a result, those stockholders have the ability to exert a significant degree of influence with respect to the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our common stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, or (iii) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to effectively remediate identified material weaknesses, it could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, if we fail to effectively remediate identified material weaknesses, or if we discover other material weaknesses or deficiencies in our internal controls over financial reporting, our business and financial condition could be materially and adversely affected and our stock price could decline.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, and as a result of this assessment identified a material weakness in internal control over financial reporting as of that date. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, and our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020. The material weakness resulted in a misstatement of our warrant liabilities and the related gain or loss recognized as a result of the change in the fair value of the warrant liabilities, and related misstatements in, our unaudited condensed consolidated financial statements, for the periods ended March 31, June 30, and September 30, 2020. See Note 4 of the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information. We believe the material weakness identified was remediated as of March 31, 2021. In addition, we identified a material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning our sales of unregistered securities during the quarter ended March 31, 2021, has previously been reported in reports on Form 8-K that we filed during that quarter.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	Promissory Note dated March 15, 2021. (1)

10.2	Underwriting Agreement. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.66 filed with the Annual Report on Form 10-K filed with the Commission on April 15, 2021.
(2)	Incorporated by reference to Exhibit 1.1 filed with the Report on Form 8-K filed with the Commission on January 29, 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: November 22, 2021	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 22, 2021	By:	/s/ David Benedicto
David Benedicto
Chief Financial Officer

