Form 10-Q
period 2021-06-30
Adamis Pharmaceuticals Corp
filed 2021-11-22
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Summary of Material Risks Associated With Our Business

The business of Adamis Pharmaceuticals Corporation ("we," "us," "our," "Adamis," or the "company") is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled "Risk Factors." These risks include, but are not limited to, the following:

●	There is substantial doubt about our ability to continue as a going concern. We have incurred significant losses since our inception, anticipate that we will continue to incur losses in 2021, and may continue to incur losses in the future. We may never achieve or sustain profitability.

●	Statements in this Report concerning our future plans and operations are dependent on our having adequate funding and the absence of unexpected delays or adverse developments. We may require additional financing in the future and may not be able to secure required funding, which could force us to delay, reduce or eliminate our commercialization efforts or product development programs and could cause us to cease operations.

●	We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.

●	Several of our potential products and technologies are in early stages of development, or have been discontinued or are suspended.

●	Our development plans concerning our products and product candidates are affected by many factors, the outcome of which are difficult to predict.

●	We could experience delays in the commencement or completion of clinical testing of our product candidates, which could result in increased costs and delays and adversely affect our business and financial condition. We may be required to suspend, repeat or terminate our clinical trials if trials are not well designed, do not meet regulatory requirements or the results are negative or inconclusive.

●	We are subject to the risk of lawsuits or other legal proceedings.

●	We are subject to substantial government regulation, which could materially adversely affect our business. We may encounter difficulties or delays in applying for or obtaining regulatory approval for our products. If we do not receive required regulatory approvals for our products, we may not be able to develop and commercialize our products or technologies.

●	Even if they are approved and commercialized, our potential products may not be able to compete effectively with other products targeting similar markets.

●	Our failure to adequately protect or to enforce our intellectual property rights or secure rights to third party patents or other intellectual property rights could materially harm our proprietary position in the marketplace or prevent the commercialization of our products. We may become involved in patent litigation or other intellectual property proceedings, which could result in liability for damages and have a material adverse effect on our business and financial position.

●	If we determine that our intangible assets or other assets have become impaired, our total assets and financial results could be adversely affected.

●	We borrowed funds pursuant to the Paycheck Protection Program. Even though our loans have been forgiven pursuant to the program, we remain subject to possible review and audit in connection with such loans.

●	Our business is impacted by state and federal statutes and regulations.

●	Our US Compounding Inc. subsidiary, or USC, which is registered as a human drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, is subject to many federal, state and local laws, regulations, and administrative practices, including, among others: federal registration as an outsourcing facility, state and local licensure, and registration requirements concerning the operation of outsourcing facilities and the compounding, labeling, marketing, sale and distribution of products from our registered outsourcing facility. . Effective as of July 30, 2021, we entered into an asset purchase agreement pursuant to which we sold and transferred certain assets of USC related to its human compounding pharmaceutical business, and we have approved a restructuring pursuant to which the remaining operations and business of USC will be wound down and wound up and assets relating to USC's business will be sold or otherwise disposed of. Nevertheless, USC and we could become involved in proceedings with the U.S. Food & Drug Administration, or FDA , or other federal or state regulatory authorities alleging non-compliance with applicable federal or state regulatory legal requirements, which could adversely affect our business, financial condition and results of operations.

●	We have received a grand jury subpoena issued in connection with a criminal investigation. As we have previously disclosed, on May 11, 2021, each of the company and our USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office (“USAO”) for the Southern District of New York issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the board of directors (the “Board”) has engaged outside counsel to conduct an independent internal investigation to review these and other matters. The company has also received a request from the Securities and Exchange Commission (“SEC”) that the company voluntarily provide documents and information relating to certain matters including the subject matter of the subpoena from the USAO. The Company has produced and will continue to produce and provide documents in response to the subpoena and requests. The company intends to cooperate with the USAO and SEC. At this time, the company is unable to determine what, if any, additional actions the USAO, SEC or other federal or state authorities may take, what, if any, remedies or remedial measures the USAO, SEC or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the Company’s business, previously reported financial results, financial results included in this Report, or future financial results. We could receive additional requests from the USAO, SEC or other authorities, which may require further investigation. The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties, equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

●	Changes in healthcare laws could adversely affect the ability or willingness of customers to purchase our products and, as a result, adversely impact our business and financial results.

●	We identified a material weakness in our internal control over financial reporting, concluded that our internal control over financial reporting was not effective and that our disclosure controls and procedures were not effective at the reasonable assurance level, and restated our unaudited condensed consolidated financial statements for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020, which may lead to additional risks and uncertainties, including loss of investor confidence, legal investigations or proceedings, and negative impacts on our business, financial condition and stock price. In addition, we identified a material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021. If we fail to effectively remediate material weaknesses in our internal control over financial reporting, it could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

●	Our business depends on complex information systems, and any failure to successfully maintain these systems or implement new systems to handle our changing needs could materially harm our operations. Cybersecurity or other system failures could disrupt our business, result in liabilities, and adversely affect our business, financial condition and results of operations.

●	Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31,
	(Unaudited)	2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$40,618,554	$6,855,355
Restricted Cash	30,000	—
Accounts Receivable, net	1,309,949	1,092,857
Inventories	2,170,888	3,115,926
Prepaid Expenses and Other Current Assets	1,999,130	1,459,983
Total Current Assets	46,128,521	12,524,121
LONG TERM ASSETS
Intangible Assets, net	5,812,934	6,289,684
Goodwill	868,412	868,412
Fixed Assets, net	9,541,221	9,586,593
Right -of-Use Assets	1,301,741	1,543,997
Other Non-Current Assets	54,655	54,655
Total Assets	$63,707,484	$30,867,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,010,514	$3,491,717
Deferred Revenue, current portion	104,100	100,070
Accrued Other Expenses	3,551,863	2,524,412
Accrued Bonuses	874,595	1,047,719
Contingent Loss Liability	—	7,900,000
Lease Liabilities, current portion	509,537	494,342
Bank Loan - Building	2,018,101	2,067,213
Paycheck Protection Plan (PPP) Loans, current portion	3,383,586	2,300,253
Total Current Liabilities	13,452,296	19,925,726
LONG TERM LIABILITIES
Deferred Revenue	800,000	850,000
Deferred Tax Liability, net	112,530	112,530
Lease Liabilities, net of current portion	845,012	1,105,219
PPP Loan, net of current portion	1,573,609	891,447
Warrant Liabilities, at fair value	244,824	4,485,000
Total Liabilities	17,028,271	27,369,922
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value $0.0001; 10,000,000 Shares Authorized; Series A-2 Convertible, no shares Issued and Outstanding at June 30, 2021 (Unaudited) and December 31, 2020, respectively.	—	—
Common Stock - Par Value $0.0001; 200,000,000 Shares Authorized; 149,409,098 and 94,365,015 Issued, 148,886,141 and 93,842,058 Outstanding at June 30, 2021 and December 31, 2020, respectively	14,941	9,437
Additional Paid-in Capital	303,620,101	233,404,968
Accumulated Deficit	(256,950,579)	(229,911,615)
Treasury Stock, at cost - 522,957 Shares	(5,250)	(5,250)
Total Stockholders’ Equity	46,679,213	3,497,540
Total Liabilities and Stockholders’ Equity	$63,707,484	$30,867,462

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$4,011,304	$3,926,342	$8,119,836	$8,589,552
COST OF GOODS SOLD	3,870,632	4,683,835	7,512,580	8,370,879
Gross Profit (Loss)	140,672	(757,493)	607,256	218,673

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,131,644	5,653,092	13,051,118	11,707,463
RESEARCH AND DEVELOPMENT	2,232,776	3,085,824	4,494,098	5,122,556
IMPAIRMENT EXPENSE - Goodwill	—	—	—	3,143,200
IMPAIRMENT EXPENSE - Long Lived Assets	9,347	—	9,347	—
IMPAIRMENT EXPENSE - Write-off of Contract Asset	—	1,750,000	—	1,750,000
Loss from Operations	(9,233,095)	(11,246,409)	(16,947,307)	(21,504,546)

OTHER INCOME (EXPENSE)
Interest Expense	(44,947)	(32,925)	(84,272)	(71,212)
Other Income	7,886	16,621	24,089	39,676
Change in Fair Value of Warrants	(43,574)	(1,662,000)	(7,685,474)	1,365,000
Total Other Income (Expense), net	(80,635)	(1,678,304)	(7,745,657)	1,333,464
Net Loss	$(9,313,730)	$(12,924,713)	$(24,692,964)	$(20,171,082)

Basic and Diluted Loss Per Share	$(0.06)	$(0.18)	$(0.18)	$(0.29)

Basic and Diluted Weighted Average Shares Outstanding	148,886,141	73,825,491	139,228,657	70,162,628

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
For the Three Months Ended June 30, 2021	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance March 31, 2021	—	$—	149,409,098	$14,941	$302,822,034	522,957	$(5,250)	$(247,636,849)	$55,194,876
Share Based Compensation	—	—	—	—	798,067	—	—	—	798,067
Net Loss	—	—	—	—	—	—	—	(9,313,730)	(9,313,730)
Balance June 30, 2021	—	$—	149,409,098	$14,941	$303,620,101	522,957	$(5,250)	$(256,950,579)	$46,679,213

For the Three Months Ended June 30, 2020
Balance March 31, 2020	—	$—	74,255,245	$7,426	$219,057,654	522,957	$(5,250)	$(187,766,895)	$31,292,935
Series B Convertible Preferred Stock Issued	1,000,000	100	—	—	589,900	—	—	—	590,000
Issuance of Restricted Stock Units (RSUs)	—	—	188,477	18	(18)	—	—	—	—
Share Based Compensation	—	—	—	—	1,114,758	—	—	—	1,114,758
Net Loss	—	—	—	—	—	—	—	(12,924,713)	(12,924,713)
Balance June 30, 2020	1,000,000	$100	74,443,722	$7,444	$220,762,294	522,957	$(5,250)	$(200,691,608)	$20,072,980

For the Six Months Ended June 30, 2021
Balance December 31, 2020, as reported	—	$—	94,365,015	$9,437	$233,404,968	522,957	$(5,250)	$(229,911,615)	$3,497,540
Adjustment, Conversion of 2019 Warrant Liability upon Adoption of ASU 2020-06	—	—	—	—	4,830,000	—	—	(2,346,000)	2,484,000
Balance, December 31, 2020, as adjusted	—	—	94,365,015	9,437	238,234,968	522,957	(5,250)	(232,257,615)	5,981,540
Common Stock Issued, Net of Issuance Costs of $3,330,752	—	—	46,621,621	4,661	48,414,585	—	—	—	48,419,246
Exercise of Warrants	—	—	8,356,000	836	15,292,714	—	—	—	15,293,550
Issuance of Restricted Stock Units (RSUs)	—	—	66,462	7	(7)	—	—	—	—
Share Based Compensation	—	—	—	—	1,677,841	—	—	—	1,677,841
Net Loss	—	—	—	—	—	—	—	(24,692,964)	(24,692,964)
Balance June 30, 2021	—	$—	149,409,098	$14,941	$303,620,101	522,957	$(5,250)	$(256,950,579)	$46,679,213

For the Six months Ended June 30, 2020
Balance December 31, 2019	—	$—	62,352,465	$6,235	$213,520,785	522,957	$(5,250)	$(180,520,526)	$33,001,244
Common Stock Issued, Net of Issuance Cost of $494,902	—	—	11,600,000	1,161	6,231,938	—	—	—	6,233,099
Series B convertible Preferred Stock Issued	1,000,000	100	—	—	589,900	—	—	—	590,000
Issuance of February 2020 Warrants	—	—	—	—	(1,914,000)	—	—	—	(1,914,000)
Issuance of Restricted Stock Units (RSUs)	—	—	491,257	48	(48)	—	—	—	—
Share Based Compensation	—	—	—	—	2,333,719	—	—	—	2,333,719
Net Loss	—	—	—	—	—	—	—	(20,171,082)	(20,171,082)
Balance June 30, 2020	1,000,000	$100	74,443,722	$7,444	$220,762,294	522,957	$(5,250)	$(200,691,608)	$20,072,980

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(24,692,964)	$(20,171,082)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Stock Based Compensation	1,677,841	2,333,719
Acquired IPR&D	—	840,000
Provision for Bad Debts	2,904	62,457
Provision for Excess and Obsolete Inventory	867,317	1,503,399
Change in Fair Value of Warrant Liabilities	7,685,474	(1,365,000)
(Cash Payments in Excess of Lease Expense) Lease Expense in Excess of Cash Payments	(3,084)	3,374
Depreciation and Amortization	1,325,764	1,795,305
Impairment of Goodwill	—	3,143,200
Impairment of Contract Assets	—	1,750,000
Impairment of Long-Lived Assets	9,347	—
Change in Operating Assets and Liabilities
Accounts Receivable	(219,996)	461,369
Inventories	77,721	(1,585,909)
Prepaid Expenses and Other Current Assets	(539,147)	319,867
Accounts Payable	(445,771)	204,943
Contingent Loss Liability	(7,900,000)	—
Deferred Revenue	(45,970)	527,254
Accrued Other Expenses and Bonuses	855,602	796,939
Net Cash Used in Operating Activities	(21,344,962)	(9,380,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(847,830)	(660,787)
Purchase of IPR&D	—	(250,000)
Net Cash Used in Investing Activities	(847,830)	(910,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance costs	51,749,998	6,726,001
Costs of Issuance of Common Stock	(3,330,752)	(492,902)
Proceeds from Exercise of Warrants	5,851,900	—
Principal Payments of Finance Leases	(1,538)	(2,224)
Proceeds of PPP Loan	1,765,495	3,191,700
Payment of Bank Loans	(49,112)	(51,056)
Net Cash Provided by Financing Activities	55,985,991	9,371,519
Increase (Decrease) in Cash & Cash Equivalents and Restricted Cash	33,793,199	(919,433)
Cash & Cash Equivalents and Restricted Cash:
Beginning Cash & Cash Equivalents and Restricted Cash	6,855,355	8,810,636
Ending Cash & Cash Equivalents and Restricted Cash	$40,648,554	$7,891,203

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH & CASH EQUIVALENTS AND RESTRICTED CASH
Cash & Cash Equivalents	$40,618,554	$7,891,203
Restricted Cash	30,000	—
Total Cash & Cash Equivalents and Restricted Cash	$40,648,554	$7,891,203
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$4,100	$11,300
Cash Paid for Interest	$62,088	$72,097
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Series B Preferred Stock Issuance for License Agreement	$—	$590,000
Decrease in Accrued Capital Expenditures	$(36,707)	$(207,688)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of operations of Adamis Pharmaceuticals Corporation ("the Company") for any interim periods are not necessarily indicative of the results of operations for any other interim periods or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K").

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

Segment Reporting

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. Commencing April 1, 2020, our management, including the chief executive officer, who is our chief operating decision maker (“CODM”), began managing our operations as operating in two business segments: Drug Development and Commercialization which includes without limitation out-licensing the Company’s FDA approved products; and Compounded Pharmaceuticals which includes the Company’s registered outsourcing facility, based on changes to the way that management monitors performance, aligns strategies, and allocates resources results. We determined that each of these operating segments represented a reportable segment. These consolidated financial statements and related footnotes, including prior year financial information, are presented as if there were two reporting segments for all periods presented, to the extent described in Note 12. We are a specialty biopharmaceutical company focused on developing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease; and a registered drug compounding outsourcing facility, which compounds sterile prescription medications and certain nonsterile preparations and compounds for human and veterinary use by patients, physician clinics, hospitals, surgery centers, vet clinics and other clients throughout most of the United States. See note 13 for a discussion of subsequent events affecting USC and our Compounded Pharmaceuticals business.

Liquidity and Capital Resources

The Company's cash and cash equivalents and restricted cash were $40,618,554 and $6,855,355 at June 30, 2021 and December 31, 2020, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company may need additional funding in the future to help support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements for the six months ended June 30, 2021, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property or other assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives. In addition, the COVID-19 pandemic has had an adverse impact on the Company.   A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.

Basic and Diluted Loss per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares outstanding for the six months ended June 30, 2021 and June 30, 2020, consist of 15,095,238 shares and 24,634,670 shares, respectively, issuable upon exercise of outstanding equity classified warrants;  6,113,866 shares and 7,238,761 shares, respectively, issuable upon exercise of outstanding options; 2,034,260 shares and 2,534,107 shares, respectively, issuable following vesting of outstanding restricted stock units; and 0 and 1,000,000, respectively, issuable upon conversion of convertible preferred stock.

Recent Accounting Pronouncement

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options which provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The amendment currently has no impact to the Company as the effect will largely depend on the terms of written call options or financings issued or modified in the future.

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Adamis is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease. The Company’s subsidiary, US Compounding, Inc. or USC, provides compounded sterile prescription medications and certain nonsterile preparations and compounds, for human and veterinary use by patients, physician clinics, hospitals, surgery centers, vet clinics and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables.

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

USWM

The Company has determined that there are two performance obligations in its exclusive distribution and commercialization agreement (the "USWM Agreement") with USWM, LLC ("USWM" or "US WorldMeds"): (i) the manufacture and supply of SYMJEPI™ and ZIMHI™ products to USWM; and (ii) the exclusive distribution and commercialization in the United States.

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

The following table presents the Company's revenues disaggregated by outsourced manufacturing, sterile and non-sterile regulatory environments for the three months and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Drug Development & Commercialization:
Outsourced Manufacturing	$1,275,474	$721,435	$2,608,153	$1,228,719
Compounded Pharmaceuticals:
Sterile	$1,654,686	$1,982,506	$3,279,697	$5,033,621
Non-Sterile	1,081,144	1,222,401	2,231,986	2,327,212
Total Compounded Pharmaceuticals Revenues	$2,735,830	$3,204,907	$5,511,683	$7,360,833
Total	$4,011,304	$3,926,342	$8,119,836	$8,589,552

The Company's revenues relating to its FDA approved product SYMJEPI are dependent on the USWM Agreement with USWM, which replaced Sandoz in May 2020 in connection with the above-mentioned termination of the Sandoz Agreement, and the Company’s revenues relating to pharmacy formulations rely, in large part, on sales generated from clinics and hospital customers. Adverse economic conditions pose a risk that the Company’s customers may reduce or cancel spending, which would impact the Company’s revenues. The COVID-19 outbreak has adversely affected revenues from sales of USC products, in part due to reductions or cancellations of elective surgeries and reduction in office visits to physicians' offices, healthcare facilities or clinics by patients, and the resulting decreased demand by USC’s customers for certain of USC’s products, and will likely continue to adversely affect revenues from sales of products to such customers for a period of time which cannot be predicted.

The following table presents the Company's revenue disaggregated by end market for the three months and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Drug Development and Commercialization:
Distribution Channel	$1,275,474	$721,435	$2,608,153	$1,228,719
Compounded Pharmaceuticals:
Clinics/Hospitals	$2,682,100	$3,013,030	$5,408,837	$6,940,458
Direct to Patients	53,730	191,877	102,846	420,375
Total Compounded Pharmaceuticals Revenues	$2,735,830	$3,204,907	$5,511,683	$7,360,833
Total	$4,011,304	$3,926,342	$8,119,836	$8,589,552

Deferred Revenue

Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers. For the three months ended June 30, 2021 and 2020, $ 45,692 and $ 476,343 of the revenues recognized were reported as deferred revenue as of March 31, 2021 and 2020, respectively, and for the six months ended June 30, 2021 and 2020, $50,070 and $478,171 of the revenues recognized were reported as deferred revenue as of December 31, 2020 and 2019, respectively. Included in the deferred revenue balance at June 30, 2021 and December 31, 2020 was $900,000 and $ 950,000, respectively, relating to the non-refundable upfront payment received from USWM pursuant to the USWM Agreement.  On May 11, 2020, the Company entered into a termination agreement with Sandoz which resulted in the acceleration of recognition of the upfront payment from Sandoz to revenue over the transition service agreement period.

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

In 2018, the Company capitalized the $2.0 million fee paid to a financial advisor as an incremental cost of obtaining a contract to commercialize and distribute the Company’s first FDA approved product SYMJEPI with Sandoz.   On May 11, 2020, the Company entered into a termination agreement with Sandoz. As a result of entering into the termination agreement, the Company determined that its financial results for the quarter ending June 30, 2020 included the recognition of a full $1,750,000 impairment of the capitalized cost to obtain a contract that was reflected on its condensed consolidated balance sheet as of March 31, 2020.

Note 3: Inventories

Inventories at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Finished Goods	$1,192,893	$2,059,095
Work-in-Process	—	334,164
Devices & Raw Materials	977,995	722,667
Inventories	$2,170,888	3,115,926

Reserve for obsolescence as of June 30, 2021 and December 31, 2020 was approximately $577,000 and $446,000, respectively.

Note 4: Fixed Assets, net

Fixed assets at June 30, 2021 and December 31, 2020 are summarized in the table below:

Description	Useful Life (Years)	June 30, 2021	December 31, 2020
Building	30	$3,040,000	$3,040,000
Machinery and Equipment	3 - 7	6,109,153	5,633,265
Furniture and Fixtures	7	160,012	160,012
Automobile	5	9,500	9,500
Leasehold Improvements	7 - 15	342,330	342,330
Total Fixed Assets		9,660,995	9,185,107
Less: Accumulated Depreciation		(4,419,013)	(3,571,870)
Land		460,000	460,000
Construction In Progress - Equipment, net of impairment of $1,115,560		3,839,239	3,513,356
Fixed Assets, net		$9,541,221	$9,586,593

Depreciation expense for the three months ended June 30, 2021 and 2020 was approximately $439,000 and $396,000, respectively; and for the six months ended June 30, 2021 and 2020, depreciation expense was approximately $847,000 and $780,000, respectively.

Note 5: Intangible Assets and Goodwill

Intangible assets at June 30, 2021 and December 31, 2020 are summarized in the tables below:

June 30, 2021	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
FDA 503B Registration & Compliance - USC, 10 years	$3,963,000	$(2,068,466)	$1,894,534
Customer Relationships - USC, 10 years	5,572,000	(2,908,274)	2,663,726
Total Definite-lived Assets	9,535,000	(4,976,740)	4,558,260
Trade Name and Brand - USC, Indefinite	1,245,000	—	1,245,000
SYMJEPI Domain Name	9,674	—	9,674
Balance, June 30, 2021	$10,789,674	$(4,976,740)	$5,812,934

December 31, 2020	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Amount
Definite-lived Intangible assets, estimated lives in years:
Patents, Taper DPI Intellectual Property - 10 years	$9,708,700	$(6,796,090)	$(2,912,610)	$—
FDA 503B Registration & Compliance - USC, 10 years	3,963,000	(1,870,316)	—	2,092,684
Customer Relationships, 10 years	5,572,000	(2,629,674)	—	2,942,326
Website Design, 3 years	16,163	(16,163)	—	—
Total Definite-lived Assets	19,259,863	(11,312,243)	(2,912,610)	5,035,010
Trade Name and Brand - USC, Indefinite	1,245,000	—	—	1,245,000
SYMJEPI Domain Name	9,674	—	—	9,674
Balance, December 31, 2020	$20,514,537	$(11,312,243)	$(2,912,610)	$6,289,684

Amortization expense for the three months ended June 30, 2021 and 2020 was approximately $238,000 and $481,000, respectively; and for the six months ended June 30, 2021 and 2020, amortization expense was approximately $477,000 and $963,000, respectively.

Estimated amortization expense of definite-lived intangible assets at June 30, 2021 for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
Remainder of 2021	$476,750
2022	953,500
2023	953,500
2024	953,500
2025	953,500
Thereafter	267,510
Total	$4,558,260

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

The carrying value of the Company's goodwill as of June 30, 2021 and December 31, 2020 was approximately $ 868,000 .

The change in the carrying amount of goodwill consisted of the following activity:

Balance, December 31, 2019	$7,640,622
Less: March 31, 2020 Impairment	(3,143,200)
Less: December 31, 2020 Impairment	(3,629,010)
Balance, December 31, 2020	$868,412
Balance, June 30, 2021	$868,412

Note 6: Leases

The Company has three operating leases, one for an office space, another for an office space and manufacturing facility, and one for office equipment; and one finance lease for plant equipment. As of June 30, 2021, the leases have remaining terms between more than two years and less than five years. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating and financing lease assets and liabilities recognized on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

Right-of Use Assets	June 30, 2021	December 31, 2020
Operating Leases	$1,301,741	$1,542,130
Financing Leases	—	1,867
	$1,301,741	$1,543,997

Lease Liabilities, Current	June 30, 2021	December 31, 2020
Operating Leases	$509,537	$492,804
Financing Leases	—	1,538
	$509,537	$494,342
Lease Liabilities, Non-Current
Operating Leases	$845,012	$1,105,219
Total Lease Liabilities	$1,354,549	$1,599,561

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

The Company's weighted average remaining lease term and weighted average discount rate for operating and financing leases as of June 30, 2021 and December 31, 2020 are:

June 30, 2021	Operating	Financing
Weighted Average Remaining Lease Term	2.59 Years	—
Weighted Average Discount Rate	4.34%	—

December 31, 2020	Operating	Financing
Weighted Average Remaining Lease Term	3.85 Years	0.42 Years
Weighted Average Discount Rate	4.29%	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheets as of June 30, 2021:

Year Ending December 31,	Operating
Remainder of 2021	$275,106
2022	562,615
2023	543,577
2024	28,320
2025	23,600
Undiscounted Future Minimum Lease Payments	1,433,218
Less: Difference between undiscounted lease payments and discounted lease liabilities	78,669
Total Lease Liabilities	$1,354,549
Short-Term Lease Liabilities	$509,537
Long-Term Lease Liabilities	$845,012

Operating lease expense for the three months ended June 30, 2021 and 2020 was approximately $136,000 and $128,000, respectively; and for the six months ended June 30, 2021 and 2020 operating lease expense was approximately $271,000 and $257,000, respectively. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Amortization expense related to our financing leases for the three months ended June 30, 2021 and 2020 was approximately $1,000 and $1,000, respectively; and for the six months ended June 30, 2021 and 2020, amortization expense related to our financing leases was approximately $2,000 and $2,000, respectively. Interest expense related to the financing leases for the three months ended June 30, 2021 and 2020 was approximately $1 and $45, respectively; and for the six months ended June 30, 2021 and 2020, interest lease expense related to financing leases was approximately $10 and $100 , respectively. Financing lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $137,000 and $127,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately $274,000 and $254,000 for the six months ended June 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of financing lease liabilities were approximately $400 and $1,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately $1,600 and $2,000 for the six months ended June 30, 2021 and 2020, respectively.

Note 7: Debt

Building Loan

In connection with the closing of the acquisition of USC by the Company in April 2016 and the agreements relating to the transaction, an entity of which certain then-current or former officers, or stockholders, of USC were members, agreed to sell to the Company, the building and property owned by the entity on which USC’s offices are located, in consideration of the Company being added as an additional “borrower” and assuming the obligations under the loan agreement, promissory note and related loan documents that the entity and certain other parties previously entered into with First Federal Bank or its successor Bear State Bank or Arvest Bank, as successor in interest to Bear State Bank (together, the “Lender” or the “Bank”).

On November 10, 2016, a Loan Amendment and Assumption Agreement was entered with into the Bank. Pursuant to the agreement, as subsequently amended, the Company agreed to pay the Bank monthly payments of principal and interest which currently are approximately $19,000 per month, with a final payment due and payable in August 2021.

As of June 30, 2021 and December 31, 2020, the outstanding principal balance owed on the applicable note was approximately $2,018,000 and $2,067,000, respectively. The loan currently bears an interest of 6.00% per year. Interest expense for the three months ended June 30, 2021 and 2020 was approximately $30,000 and $31,000, respectively.  Interest expense for the six months ended June 30, 2021 and 2020 was approximately $61,000 and $70,000 respectively.

On July 8, 2021, the Company paid in full the building loan, and there is no outstanding balance under the building loan.

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

In December 2020, the Company submitted an application for the forgiveness of our PPP Loan. In August 2021, the Company received notification through the Bank that as of August 5, 2021, the PPP Loan, including principal and interest thereon, has been fully forgiven by the SBA and that the remaining PPP Loan balance is zero.  The Company will recognize the amount forgiven as other income for the quarter in which the Company received the notification.

Second Draw PPP Loan

On March 15, 2021, the Company entered into a Note (the “PPP2 Note”) in favor of the Bank, in the principal amount of $1,765,495 relating to funding under a Second Draw loan (the “Second Draw Loan”) pursuant to the terms of the PPP, the CARES Act, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020. Under the terms of the PPP2 Note and Second Draw Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. If any payment on the PPP2 Note is more than 15 days late, the Bank may charge the Company a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. The term of the PPP2 Note is five years, unless sooner provided in connection with an event of default under the PPP2 Note. The Company may prepay the Second Draw Loan at any time prior to maturity with no prepayment penalties. Under the PPP, the proceeds of the Second Draw Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments. The Company may apply for forgiveness of some or all of the Second Draw Loan pursuant to the PPP. In order to obtain full or partial forgiveness of the Second Draw Loan, the borrower must timely request forgiveness, must provide satisfactory documentation in accordance with applicable SBA guidelines, and must satisfy the criteria for forgiveness under the PPP and applicable SBA requirements. If the Company timely applies for forgiveness, payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020, and we will not be obligated to make any payments of principal or interest before the date on which the SBA remits the loan forgiveness amount to the Bank or notifies the Bank that no loan forgiveness is allowed; and the Bank will then notify us of remittance by SBA of the loan forgiveness amount or notify us that the SBA determined that no loan forgiveness is allowed and the date that our first payment is due. Interest will accrue during the deferral period. There is no assurance that the Company will obtain forgiveness of the Second Draw Loan in whole or in part. Our PPP loans and applications for forgiveness of loan amounts are subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form. Accordingly, the Company may be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness or otherwise. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations. If the Second Draw Loan is not forgiven in accordance with the terms of the PPP, the Company will be obligated to make monthly payments of principal and interest to repay the Second Draw Loan in full prior to the maturity date. If it is determined that the Company was ineligible to receive the Second Draw Loan, the Company may be required to repay the Second Draw Loan in its entirety and/or be subject to additional penalties. Should the Company apply for and receive forgiveness of some or all of the PPP2 Loan, the amount forgiven would be recognized as other income upon formal notice of forgiveness.  If we do not submit a loan forgiveness application to the Bank within 10 months after the end of our applicable covered period, as defined under the PPP and applicable regulations and guidance issued by the SBA or the U.S. Department of Treasury, then we must begin paying principal and interest after that period. The PPP2 Note contains customary events of default relating to, among other things, payment defaults, breaches of representations, warranties or covenants, defaults on other loans with the Bank, failure to disclose material fact or making materially false or misleading representations to the Bank or SBA, certain defaults on other loan agreements or agreements with creditors, bankruptcy or insolvency events, certain change of control events, material adverse changes or events, certain events that the Bank believes may materially affect the Company’s ability to pay the PPP2 Note, and certain other events. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

In September 2021, the Company submitted an application for the forgiveness of our Second Draw PPP Loan. In October 2021, the Company received notification through the Bank that as of September 28, 2021, the Second Draw PPP Loan, including principal and interest thereon, has been fully forgiven by the SBA and that the remaining PPP Loan balance is zero.

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

As of June 30, 2021 and December 31, 2020, the outstanding unpaid principal balance of the PPP loans were $4,957,195 and $3,191,700, respectively.

At June 30, 2021, the outstanding principal maturities of the amended long-term debts were as follows:

Years ending December 31,	Building Loan	First Draw PPP Loan*	Second Draw PPP Loan**	Total
Remainder of 2021	$2,018,101	$2,300,253	$—	$4,318,354
2022	—	891,447	398,245	1,289,692
2023	—	—	415,914	415,914
2024	—	—	420,126	420,126
2025	—	—	424,430	424,430
Thereafter	—	—	106,780	106,780
	$2,018,101	$3,191,700	$1,765,495	$6,975,296
Short-Term Loans	$2,018,101	$3,191,700	$191,886	$5,401,687
Long-Term Loans	$—	$—	$1,573,609	$1,573,609

*	Based on the amortization schedule provided to the Company by the lender prior to the submission of the PPP Loan forgiveness application. On August 12, 2021, the Company received notification through the Bank that the PPP Loan, including principal and interest thereon, has been fully forgiven by the SBA and that the remaining PPP Loan balance is zero effective August 5, 2021

**	Based on the amortization schedule provided to the Company by the lender prior to the submission of the PPP Loan forgiveness application. In October 2021, the Company received notification through the Bank that the PPP2 Loan, including principal and interest thereon, has been fully forgiven by the SBA and that the remaining PPP2 Loan balance is zero effective September 28, 2021.

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

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

• Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;

• Level 2	Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

• Level 3	Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant liability	$244,824	$—	$—	$244,824

Total common stock warrant liability	$244,824	$—	$—	$244,824

The fair value measurement of the warrants issued by the Company in February 2020 (the "2020 Warrants") are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions at June 30, 2021 include the expected volatility of the Company’s stock of approximately 70%, the Company’s stock price at valuation date of $1.10, expected dividend yield of 0.0% and average risk-free interest rate of approximately 0.726%. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities
2019 Warrant liability	$2,484,000	$—	$—	$2,484,000
2020 Warrant liability	2,001,000	—	—	2,001,000

Total common stock warrant liability	$4,485,000	$—	$—	$4,485,000

The fair value measurement of the warrants issued by the Company in August 2019 (the "2019 Warrants") and the 2020 Warrants are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions December 31, 2020 include the expected volatility of the Company’s stock of approximately 80% and 70% for 2019 and 2020 Warrants, respectively; the Company’s stock price at valuation date of $0.49; expected dividend yield of 0.0% and; average risk-free interest rate of approximately 0.26% and 0.36% for 2019 and 2020 Warrants, respectively. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments, which are treated as liabilities, as follows:

	2019 Warrant		2020 Warrant
	Number of Warrants	Liability	Number of Warrants	Liability
Balance at December 31, 2020	13,800,000	$2,484,000	8,700,000	$2,001,000
Adoption of ASC 2020-06	(13,800,000)	(2,484,000)	—	—
Change in Fair Value of Warrants at date of exercise	—	—	—	7,521,150
Exercise of Warrants	—	—	(8,350,000)	(9,441,650)
Change in Fair Value, March 31, 2021	—	—	—	120,750
Change in Fair Value, June 30, 2021	—	—	—	43,574
Balance at June 30, 2021	—	$—	350,000	$244,824

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

Note 9: Commitments and Contingencies

The Company has a production threshold commitment to a manufacturer of our SYMJEPI products where the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. Maintenance fees for the three months ended June 30, 2021 and 2020 were approximately $0 and $420,000, respectively. Maintenance fees for the six months ended June 30, 2021 and 2020 were approximately $0 and $840,000, respectively.

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

On May 6, 2020, Adamis and USC moved for summary judgment to dismiss the three claims that remained pending against them.  In October 2020, the magistrate judge presiding over the motion delivered a Report and Recommendation recommending that the court enter an order granting the motion in part and denying the motion in part.  The court adopted the recommendation of the magistrate and granted in part and denied in part the motion of Adamis and USC for summary judgment. The court denied the motion for summary judgment by Adamis and USC with respect to the plaintiffs’ claims under the DFSA and FUTSA, concluding that there were triable issues of material fact that precluded the entry of summary judgment, and granted the motion for summary judgment in favor of Adamis and USC with respect to the claim for tortious interference. In March 2021, the court granted a motion by Nephron to hold Adamis and USC in civil contempt for violation of a previous consent preliminary injunction related to the hiring by USC of an employee, and ordered that Adamis and USC compensate Nephron for certain fees and expenses in the litigation relating to the matter as well as pay a fine, in an amount to be determined. A hearing on the amount of such sanctions was held on April 6, 2021, but decisions regarding sanctions were deferred until after trial. After the hearing, the court ruled on various pre-trial motions relating to the conduct of the trial. The case was set for trial on April 19, 2021.

As previously disclosed in the 2020 Form 10-K, while we continued to believe that the claims and damages sought by the plaintiff were without merit, in light of several factors including the recent hearing and outcome of decisions concerning pre-trial motions, the legal expenses of ongoing litigation and trial, the uncertainties of litigation and jury trials, and the possibility of punitive damages and other adverse awards or sanctions, on April 9, 2021, Adamis, USC and Nephron agreed to terms of settlement of the Florida litigation as well as a related case filed by Nephron against USC, Adamis and a second USC employee in the United States District Court for the District of New Jersey alleging misappropriation of trade secrets from Nephron. Under the terms of the settlement agreement entered into by Adamis, the Nephron entities and certain other individuals (the “individual parties”), and related documents entered into by the parties thereto, on May 3, 2021, the Company paid Nephron an amount equal to $7,900,000; the Company and USC, as well as the individual parties, agreed to a permanent injunction reflecting certain terms of the settlement and pursuant to which they agreed, among other things, not to retain, access, communication, use or disclose any proprietary or confidential information of Nephron and to destroy all such information in their possession or control, subject to limited exceptions; and Nephron agreed to dismissal of or withdrawal from the lawsuits and related legal proceedings.  A contingent loss liability of $7,900,000 was included in the Company's consolidated balance sheet as of December 31, 2020. Pursuant to the settlement agreement, each of the parties agreed to release each other from all existing claims that any of them may have against any of the other parties that arise from or relate to the claims and liabilities asserted in the various lawsuits and agreed not to sue any of the parties on the basis of any released claim.

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

The Company records accruals for loss contingencies associated with legal matters when the Company determines it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. Where a material loss contingency is reasonably possible and the reasonably possible loss or range of possible loss can be reasonably estimated, U.S. GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. The company has not accrued any amount in respect of the matters described under the headings “Investigation” or “Jerald Hammann,” since even if it is probable that such matters may result in a material loss contingency, we cannot estimate the probable loss or the range of probable losses that we may incur. We are unable to make such an estimate because (i) with respect to the matters described under the heading “Investigation,” we are unable to predict whether any proceedings will be initiated by the USAO, SEC or other authorities arising from such matters, what, if any, relief, remedies or remedial measures the USAO, SEC, or other authorities may seek if proceedings are commenced, and the duration, scope, or outcome of any such proceedings, if they are commenced, (ii) litigation and other proceedings are inherently uncertain and unpredictable, and (iii) with respect to the matters described under the heading “Jerald Hammann,” the complaint seeks declaratory and injunctive relief. Because legal proceedings and investigations are uncertain and unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires significant judgments about future events, including determining both the probability and reasonably estimated amount of a possible loss or range of loss. The amount of any ultimate loss may differ from any accruals or estimates that the Company may make.

Note 10: Common Stock

In January and February 2021, the Company issued common stock upon exercise of investor warrants. The warrant holders exercised for cash at exercise prices ranging from $0.70 to $1.15 per share. The Company received total proceeds of approximately $5,852,000 and the warrant holders received 8,356,000 shares of common stock.

On February 2, 2021, the Company completed the closing of an underwritten public offering of 46,621,621 shares of common stock at a public offering price of $1.11 per share, which included 6,081,081 shares pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $48.4 million, after deducting approximately $3.3 million in underwriting discounts and commissions and estimated offering expenses payable by the Company.

Note 11: Stock-based Compensation, Warrants and Shares Reserved

 At the Company’s 2020 annual meeting of stockholders, the stockholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2020 Plan provides for the grant of cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2020 Plan is 2,000,000 shares. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year during the term of the 2020 Plan, commencing January 1, 2021, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. One of the provisions of the 2020 Plan is that no award may be granted, issued or made under the 2020 Plan until such time as the fair market value of the common stock, which is generally the closing sales price of the common stock on the principal stock market on which the common stock is traded, has been equal to or greater than $3.00 per share (subject to proportionate adjustment for stock splits, reverse stock splits, and similar events) for at least ten consecutive trading days, after which time awards may be made under the 2020 Plan without regard to any subsequent increase or decrease in the fair market value of the common stock. No awards were made pursuant to the 2020 Plan as of June 30, 2021.

On January 1, 2021, pursuant to the 2020 Equity Incentive Plan the number of shares reserved for the issuance of stock awards increased by 4,692,103 shares.

Stock Options

The following summarizes the stock option activity for the six months ended June 30, 2021 below:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2020	6,508,296	$4.29	5.60 years

Options Cancelled/Expired	(394,430)	3.99	—

Total Outstanding Vested and Expected to Vest as of June 30, 2021	6,113,866	$4.31	5.15 years

Vested at June 30, 2021	6,108,933	$4.31	5.15 years

Expense related to stock options for the three months ended June 30, 2021 and 2020 was approximately $5,000 and $292,000, respectively; and for the six months ended June 30, 2021 and 2020, expense related to stock options was approximately $147,000 and $722,000, respectively. As of June 30, 2021, the compensation expense related to stock options have been fully amortized.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 6,113,866   and  6,508,296  stock options outstanding at June 30, 2021 and December 31, 2020 was $0, respectively. The aggregate intrinsic value of  6,108,933   and  6,397,703   stock options exercisable at June 30, 2021 and December 31, 2020 was $0, respectively.

  The following table summarizes the RSUs outstanding at June 30, 2021:

	Number of Shares/Units	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2020	2,136,893	$3.64
RSUs vested during the period	(66,462)	3.04
RSUs forfeited during the period	(36,171)	3.09
Non-vested RSUs as of June 30, 2021	2,034,260	3.66

Expense related to RSUs for the three months ended June 30, 2021 and 2020 was approximately $793,000 and $823,000, respectively; and for the six months ended June 30, 2021 and 2020, expense related to RSUs was approximately $1,531,000 and $1,612,000, respectively. As of June 30, 2021, the unamortized compensation expense related to RSUs options was approximately $2,980,000. The weighted-average period in years over which the remaining unamortized expense will be recognized is 1.68 years.

The following summarizes warrants outstanding at June 30, 2021 and December 31, 2020:

	Warrant		Exercise Price	Date	Expiration
June 30, 2021	Shares		Per Share	Issued	Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2021
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000		$2.98	August 3, 2016	August 3, 2021
2019 Warrants	13,794,000	*	$1.15	August 5, 2019	August 5, 2024
2020 Warrants	350,000	**	$0.70	February 25, 2020	September 3, 2025
Total Warrants	15,095,238

*	The Company adopted ASU 2020-06. See Note 8.

**	As of June 30, 2021, the fair value of the warrant liability related to the 2020 Warrants was approximately $ 245,000. See Note 8.

December 31, 2020	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2021
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016	January 26, 2021
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016	July 11, 2021
2016 Common Stock, Private Placement	700,000		$2.98	August 3, 2016	August 3, 2021
2019 Warrants	13,800,000	*	$1.15	August 5,2019	August 5, 2024
2020 Warrants	8,700,000	**	$0.70	February 25, 2020	September 3, 2025
Total Warrants	24,634,670

*	As of December 31, 2020, the fair value of the warrant liability related to the 2019 Warrants was $2,484,000. See Note 8.
**	As of December 31, 2020, the fair value of the warrant liability related to the 2020 Warrants was $2,001,000. See Note 8.

At June 31, 2021, the Company has reserved shares of common stock for issuance following vesting of restricted stock units and upon exercise of outstanding options including options granted under the 2009 Equity Incentive Plan, and upon exercise of outstanding warrants, as follows:

Warrants	15,095,238
Restricted Stock Units (RSU)	2,034,260
2009 Equity Incentive Plan	6,113,866
Total Shares Reserved	23,243,364

Note 12: Segment Information

Commencing April 1, 2020, our management, including the chief executive officer, who is our chief operating decision maker (“CODM”), began managing our operations as operating in two business segments: Drug Development and Commercialization which includes, without limitation, out-licensing the Company’s FDA approved products; and Compounded Pharmaceuticals which includes the Company’s registered outsourcing facility, based on changes to the way that management monitors performance, aligns strategies, and allocates resources. Based on these changes, we determined that each of these operating segments represented a reportable segment. While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon business units. Each segment is separately managed and is evaluated primarily upon segment net loss. The Company does not report the statement of cash flow and the balance sheet information by segment because, except as noted below, the Company’s CODM does not review that information. The revenues of the Drug Development and Commercialization segment for the three months and six months ended June 30, 2021 and 2020 were all from the USWM and Sandoz distribution channel.

The following tables present a summary of the Company’s reporting segments for the three months and six months ended June 30, 2021 and 2020, respectively (unaudited):

	Three Months ended June 30, 2021			Three Months ended June 30, 2020
	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE, net	$1,275,474	$2,735,830	$4,011,304	$721,435	$3,204,907	$3,926,342
COST OF GOODS SOLD	1,796,242	2,074,390	3,870,632	1,840,402	2,843,433	4,683,835
Gross (Loss) Profit	(520,768)	661,440	140,672	(1,118,967)	361,474	(757,493)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,934,491	2,197,153	7,131,644	3,008,585	2,644,507	5,653,092
RESEARCH AND DEVELOPMENT	2,196,721	36,055	2,232,776	2,926,108	159,716	3,085,824
IMPAIRMENT EXPENSE -CONTRACT COSTS	—	—	—	1,750,000	—	1,750,000
IMPAIRMENT EXPENSE - CIP	—	9,347	9,347	—	—	—
Loss from Operations	$(7,651,980)	$(1,581,115)	$(9,233,095)	$(8,803,660)	$(2,442,749)	$(11,246,409)

OTHER INCOME (EXPENSE)
INTEREST EXPENSE	(2,900)	(42,047)	(44,947)	(1,490)	(31,435)	(32,925)
OTHER INCOME	1,900	5,986	7,886	9,602	7,019	16,621
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	(43,574)	—	(43,574)	(1,662,000)	—	(1,662,000)
Total Other Income (Expense), net	(44,574)	(36,061)	(80,635)	(1,653,888)	(24,416)	(1,678,304)
Net Loss Before Income Taxes	$(7,696,554)	$(1,617,176)	$(9,313,730)	$(10,457,548)	$(2,467,165)	$(12,924,713)

	Six Months ended June 30, 2021			Six Months ended June 30, 2020
	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated	Drug Development and Commercialization	Compounded Pharmaceuticals	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE, net	$2,608,153	$5,511,683	$8,119,836	$1,228,719	$7,360,833	$8,589,552
COST OF GOODS SOLD	3,641,480	3,871,100	7,512,580	3,573,185	4,797,694	8,370,879
Gross (Loss) Profit	(1,033,327)	1,640,583	607,256	(2,344,466)	2,563,139	218,673

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,452,542	4,598,576	13,051,118	6,311,817	5,395,646	11,707,463
RESEARCH AND DEVELOPMENT	4,446,464	47,634	4,494,098	4,962,840	159,716	5,122,556
IMPAIRMENT EXPENSE - GOODWILL	—	—	—	—	3,143,200	3,143,200
IMPAIRMENT EXPENSE - CONTRACT COST	—	—	—	1,750,000	—	1,750,000
IMPAIRMENT EXPENSE - CIP	—	9,347	9,347	—	—	—
Loss from Operations	$(13,932,333)	$(3,014,974)	$(16,947,307)	$(15,369,123)	$(6,135,423)	$(21,504,546)

OTHER INCOME (EXPENSE)
INTEREST EXPENSE	(4,784)	(79,488)	(84,272)	(1,490)	(69,722)	(71,212)
OTHER INCOME	3,351	20,738	24,089	32,657	7,019	39,676
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	(7,685,474)	—	(7,685,474)	1,365,000	—	1,365,000
Total Other Income (Expense), net	(7,686,907)	(58,750)	(7,745,657)	1,396,167	(62,703)	1,333,464
Net (Loss) Before Income Taxes	$(21,619,240)	$(3,073,724)	$(24,692,964)	$(13,972,956)	$(6,198,126)	$(20,171,082)

The CODM is provided certain segment cash flow and balance sheet information in connection with operating and investment decisions regularly. Accordingly, the following segment information is presented for Drug Development and Commercialization; and Compounded Pharmaceuticals.

	June 30, 2021	December 31, 2020
Assets
Drug Development and Commercialization	$46,890,167	$13,027,945
Compounded Pharmaceuticals	16,817,317	17,839,517
Total Assets	$63,707,484	$30,867,462

	Three Months Ended June 30,
	2021	2020
Capital Expenditures:
Drug Development and Commercialization	$362,055	$260,427
Compounded Pharmaceuticals	15,310	40,807
Total Capital Expenditures	$377,365	$301,234

	Six Months Ended June 30,
	2021	2020
Capital Expenditures:
Drug Development and Commercialization	$795,812	$319,513
Compounded Pharmaceuticals	15,311	133,587
Total Capital Expenditures	$811,123	$453,100

	Three Months Ended June 30,
	2021	2020
Depreciation and Amortization:
Drug Development and Commercialization	$368,960	$565,882
Compounded Pharmaceuticals	309,643	312,223
Total Depreciation and Amortization	$678,603	$878,105

	Six Months Ended June 30,
	2021	2020
Depreciation and Amortization:
Drug Development and Commercialization	$696,867	$1,171,452
Compounded Pharmaceuticals	628,897	623,853
Total Depreciation and Amortization	$1,325,764	$1,795,305

Note 13: Subsequent Events

Full Payment of Building Loan

On July 8, 2021, the Company repaid to Arvest Bank, as lender, the full remaining outstanding principal and interest balance of $2,028,191 owed under the Company’s outstanding building and real property loan relating to USC’s building and real property, the maturity date of which was in August 2021.  Following such payment, the Company does not have any outstanding indebtedness under any of the loan agreements that were assumed by the Company in connection with its previous acquisition of USC.

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

In connection with the transaction, the Company will pay a fee to a financial advisor of $700,000, and may pay an additional amount depending on the total consideration received by the Company, in connection with advisory services relating to the transaction.

Plan for the Remaining Operations, Business and Assets of USC

In light of a number of factors including the sale of assets to the Purchaser pursuant to the USC Agreement, the  Board approved a restructuring process of winding down and winding up the remaining operations and business of USC and selling, transferring or disposing of the remaining assets of USC.  The restructuring and winding down includes, without limitation, the termination of USC’s veterinary business and USC sales to veterinary customers; the termination of employment of all or substantially all employees engaged in the USC business (except as determined to be necessary or appropriate in connection with the Company’s and USC’s performance of their obligations under the USC Agreement and the transactions contemplated thereby, or in connection with resolving matters relating to the winding down of USC’s business), and providing such notices and making such payments to such employees as the officers of the Company determine are necessary or appropriate, including as maybe required by law or as maybe provided for pursuant to any retention agreement, severance agreement, incentive agreement, or other written agreement with such employees; the sale or other disposition from time to time of the remaining equipment, real property, buildings and tangible and intangible assets relating to USC's business that are unrelated to the USC Agreement; the termination, assignment or other resolution of agreements with third parties relating to the USC business; making regulatory filings and taking appropriate actions with federal and state regulatory authorities in connection with the winding down and winding up of USC's business; and taking such other actions as the officers of the Company or USC (as appropriate) determine are necessary or appropriate in connection with the restructuring and the winding down and winding up of the remaining business, operations and assets of USC.

In August 2021, the Company and its wholly-owned USC subsidiary entered into an Asset Purchase Agreement effective as of August 31, 2021 with a third party buyer ("Buyer"), providing for the sale and transfer by USC of certain assets related to USC’s veterinary compounded pharmaceuticals business. The sale covers the transfer of all the veterinary business customers’ information belonging to USC or in USC’s control and possession (“Book of Business – Veterinary”) and USC’s know how, information and expertise regarding the veterinary business including, but not limited to, formulations, clinical support knowledge and services, other data and studies, instruction and process, documents, and  information relating to customers and other business relationships (“Business Knowledge – Veterinary”). Pursuant to the agreement, the Buyer agreed to pay the Company, for any sales of products in USC’s veterinary products list or equivalent products made to the customers included in the Book of Business – Veterinary during the five-year period after the date of the agreement, an amount equal to twenty percent (20%) of the amount actually collected by Buyer on such sales during the period ending three months after the end of such five year period. The Company does not expect to receive a material amount from the variable consideration of this agreement.

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

Forgiveness of First Draw PPP Loan

On August 12, 2021, the Company received notification through the Bank that the PPP Loan, including principal of $3,191,700 and interest thereon, has been fully forgiven by the SBA and that the remaining PPP Loan balance is zero effective August 5, 2021.

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

Regulatory

In October 2021, following the sale in July 2021 of certain assets of USC relating to USC’s human compounding pharmaceutical business and the Company’s approval of a restructuring process of winding down and winding up the remaining operations and business of USC and selling or disposing of the remaining assets of USC, the company entered into a Consent Order with the Arkansas State Board of Pharmacy to resolve an ongoing administrative proceeding before the pharmacy board, pursuant to which USC agreed to surrender its Arkansas retail pharmacy permit and wholesaler/outsourcer permit effective October 31, 2021, to pay a civil penalty of $75,000 relating to violations of various Arkansas pharmacy laws and regulations and to pay $75,000 in investigative costs of the pharmacy board.

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

General

Company Overview

Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease. Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI™ (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; SYMJEPI (epinephrine) Injection 0.15mg which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; ZIMHI™ (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the FDA in October 2021 for the treatment of opioid overdose; and Tempol, an investigational drug. In June 2020, we entered into a license agreement with a third party to license rights under patents, patent applications and related know-how of the licensor relating to Tempol. The exclusive license includes the worldwide use under the licensed patent rights and related rights for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection, as well as the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer. We have commenced Phase 2/3 clinical trial start-up activities to examine the safety and efficacy of Tempol in COVID-19 patients early in the infection, and on September 2, 2021, we announced the initiation of patient dosing in the trial. Our goal is to create low cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

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

On May 11, 2020, we announced that we entered into an agreement, or the Termination Agreement, with Sandoz to terminate the Sandoz Agreement and simultaneously announced that we entered into an exclusive distribution and commercialization agreement, or the USWM Agreement, with USWM, LLC, or USWM or US WorldMeds, for the United States commercial rights for the SYMJEPI products, as well as for our ZIMHI product. Under the terms of the USWM Agreement, we appointed USWM as the exclusive distributor of SYMJEPI in the United States and related territories, or the Territory, effective upon the termination of the Sandoz Agreement, and of the ZIMHI product if approved by the FDA for marketing, and granted USWM an exclusive license under our patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the products in the Territory, in partial consideration of an initial payment of $1,000,000 by USWM and potential additional regulatory and commercial based milestone payments. There can be no assurances that any of these milestones will be met or that any milestone payments will be paid to us. We retain rights to the intellectual property subject to the USWM Agreement and to commercialize both products outside of the Territory. In addition, we may continue to use the licensed intellectual property (excluding certain of the licensed trademarks) to develop and commercialize other products (with certain exceptions), including products that utilize our Symject™ syringe product platform.

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

Tempol (APC400)

On June 12, 2020, we entered into a license agreement with Matrix Biomed, Inc., or the Licensor, to license rights under patents, patent applications and related know-how of Licensor relating to Tempol, an investigational drug. The exclusive license includes the worldwide use under the licensed patent rights and related rights of Tempol for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection. In addition, the exclusive license includes the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer. In consideration for the Licensor providing the rights under its patent rights and related know-how relating to Tempol within the licensed fields, we paid Licensor $250,000 and also issued to the Licensor 1,000,000 shares of our Series B Convertible Preferred Stock, which had been converted into an equal number of shares of our common stock.

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

In July 2020, we submitted to the FDA a pre-IND package which provided a protocol for a Phase 2/3 study examining Tempol in COVID-19 patients, and the FDA provided comments regarding the prospective use of Tempol in a randomized placebo controlled trial. In January 2021, we submitted an IND to the FDA for the investigational use of Tempol for the treatment of COVID-19. On February 22, 2021, we announced that the FDA notified the company that the agency had completed the safety review of the IND and concluded that the company may proceed with the proposed clinical investigation and trial described in the IND. The goal of the study titled, "A Phase 2/3, Adaptive, Randomized, Double-Blind, Placebo-Controlled Study to Examine the Effects of Tempol (MBM-02) on Preventing COVID-19 Related Hospitalization in Subjects with COVID-19 Infection," is to examine the safety and activity of Tempol in COVID-19 patients early in the infection. In addition to safety, the study will examine markers of inflammation and the rate of hospitalization for patients taking Tempol versus placebo early in COVID-19 infection. On June 11, 2021, we announced that clinical trial start-up activities were underway, that the company was carrying out those activities with a large clinical research organization, that commenced activities included site identification and initiation, data base production, vendor management, and the establishment of an independent data safety monitoring board of infectious disease experts, who will review the safety and efficacy of the trial, and that clinical trial drug product and placebo have also been obtained. On September 2, 2021, we announced the initiation of patient dosing in the trial. Our trial requires individuals with moderate COVID-19 symptoms to be unvaccinated and have co-morbidities such as heart disease, as those patients typically have worse outcomes, requiring hospitalization. We have experienced enrollment challenges primarily as a result of the decrease in COVID-19 infections and increased immunizations in the United States. To mitigate this challenge, we are in the process of undertaking the steps required to open new sites across the U.S., and enrollment rates may also be affected by any increase in COVID-19 during this coming winter. New site activation requires multiple steps and can take many weeks to complete. In addition, we intend to consider sites outside of the United States in geographic locations where vaccination rates are lower, and COVID19 rates are higher. Absent unexpected developments, the company intends to announce the interim analysis of interim results for the clinical trial after 50 eligible subjects have completed day 21of the trial protocol and the appropriate analysis has been performed and reviewed by the Data Safety Monitoring Board (DSMB).

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

The USC Agreement includes certain restrictive covenants of the Company and USC, including noncompetition provisions, pursuant to which, for a period of five years from the Effective Date (the “Restricted Period”) and subject to certain exceptions, the Company and USC have agreed, among other matters, not to solicit any Business from any customers included in the Book of Business or engage in certain other activities.  Each of the USC Agreement and the Supply Agreement includes standard indemnification provisions, and a number of other covenants and agreements of the parties concerning the transactions contemplated by the USC Agreement and the Supply Agreement, including concerning cooperation and assistance, confidentiality, non-disparagement and the transfer of information and documents, compliance with laws, and personnel matters.  The USC Agreement includes indemnification provisions pursuant to which the Company and USC agreed to indemnify the Purchaser and certain related parties against losses incurred by such indemnified parties arising or resulting from certain matters including breach of the USC Agreement by USC and third party claims relating to product sales to customers by USC before the Effective Date. In connection with the transaction, the Company accrued a $700,000 liability for a transaction fee payable to a financial advisor of $700,000 as of September 30, 2021.

Plan for the Remaining Operations, Business and Assets of USC

In light of a number of factors including the sale of assets to the Purchaser pursuant to the USC Agreement, the  Board approved a restructuring process of winding down the remaining operations and business of USC and selling, transferring or disposing of the remaining assets of USC.  The restructuring and winding down includes, without limitation, the termination of USC’s veterinary business and USC sales to veterinary customers; the termination of employment of all or substantially all employees engaged in the USC business (except as determined to be necessary or appropriate in connection with the Company’s and USC’s performance of their obligations under the USC Agreement and the transactions contemplated thereby, or in connection with resolving matters relating to the winding down of USC’s business), and providing such notices and making such payments to such employees as the officers of the Company determine are necessary or appropriate, including as maybe required by law or as maybe provided for pursuant to any retention agreement, severance agreement, incentive agreement, or other written agreement with such employees; the sale or other disposition from time to time of the remaining equipment, real property, buildings and tangible and intangible assets relating to USC's business that are unrelated to the USC Agreement; the termination, assignment or other resolution of agreements with third parties relating to the USC business; making regulatory filings and taking appropriate actions with federal and state regulatory authorities in connection with the winding down and winding up of USC's business; and taking such other actions as the officers of the Company or USC (as appropriate) determine are necessary or appropriate in connection with the restructuring and the winding down and winding up of the remaining business, operations and assets of USC. In August 2021, the company and USC entered into an asset purchase agreement with a third party buyer providing for the sale and transfer by USC of certain customer information and other assets related to USC’s veterinary compounded pharmaceuticals business, in consideration for the payment to the company by the buyer of a percentage of amounts actually collected by the buyer on sales of certain veterinary products to veterinary customers covered by the agreement over the five year period after the date of the agreement.

Going Concern and Management's Plan

The financial statements included elsewhere herein for the six months ended June 30, 2021, and our financial statements for the year ended December 31, 2020 and 2019, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of June 30, 2021, we had cash and cash equivalents and restricted cash of approximately $40.6 million, an accumulated deficit of approximately $257.0 million, and liabilities of approximately $17.0 million. We have incurred substantial recurring losses from operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In January and February 2021, the company issued common stock upon exercise of investor warrants, and the company received a total of approximately $5,852,000 and the warrant holders received 8,356,000 shares of common stock. On February 2, 2021, the company completed the closing of an underwritten public offering of 46,621,621 shares of common stock at a public offering price of $1.11 per share, which included 6,081,081 shares pursuant to the full exercise of the over-allotment option granted to the underwriters, resulting in net proceeds of approximately $48.4 million.  In March 2021, we received approximately $1.8 million of debt funding that we obtained under the Second Draw Loan pursuant to the terms of the PPP, the CARES Act, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020.  However, we may need additional funding in the future to continue operations, satisfy our obligations, including any expenses that may arise in the future relating to matters in Part II, Item 1 - Legal Proceedings, fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the six months ended June 30, 2021, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds in the future from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources and revenues from existing agreements and sales of prescription compounded formulations, we would exhaust our resources and be unable to continue operations.

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

Revenues. Consolidated revenues were approximately $4,011,000 and $3,926,000 for the three months ended June 30, 2021 and 2020, respectively. Consolidated revenues increased approximately $85,000 in the second quarter of 2021 compared to the comparable period of 2020.

Revenues of our Drug Development and Commercialization business conducted by Adamis were approximately $1,275,000 and $721,000 for the three months ended June 30, 2021 and 2020, respectively. Revenue relating to the sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg increased approximately $554,000 primarily due to the sales and marketing initiatives of our new distribution partner, USWM, when compared with the comparable 2020 period.

Revenues of our Compounded Pharmaceuticals business conducted through USC were approximately $2,736,000 and $3,205,000 for the three months ended June 30, 2021 and 2020, respectively. The decline was primarily due to a decline in sale of USC’s human products resulting primarily from restrictions on outpatient surgery and other medical procedures due to the COVID-19 pandemic, and to a lesser extent a decline in sales of veterinary products.  The COVID-19 outbreak has adversely affected revenues from sales of USC products, in part due to reductions or cancellations of elective surgeries and reduction in office visits to physicians’ offices, healthcare facilities or clinics by patients, and the resulting decreased demand by USC’s customers for certain of USC’s products, and will likely continue to adversely affect revenues from sales of USC products for a period of time which cannot be predicted. Moreover, COVID-19 has restricted USC from utilizing traditional sales and marketing efforts, such as regular sales visits to customers, in generating revenues.

Cost of Goods Sold. Consolidated cost of goods sold was approximately $3,871,000 and $4,684,000 for the three months ended June 30, 2021 and 2020, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin (loss) percentage for three months ended June 30, 2021 was approximately 4% compared to approximately (19%) for the three months ended June 30, 2020.

Cost of goods sold of our Drug Development and Commercialization business conducted by Adamis was approximately $1,796,000 and $1,840,000 for the three months ended June 30, 2021 and 2020, respectively. The gross loss percentage for the three months ended June 30, 2021 was approximately 41% compared to approximately 155% for the three months ended June 30, 2020. Cost of goods sold for the second quarter of the 2021 period compared to the comparable period of 2020 decreased primarily due to the decrease of approximately $374,000 for depreciation, maintenance fees and other related expenses associated with the production of SYMJEPI, offset by increases of approximately $330,000 in direct materials largely driven by increased sales of SYMJEPI.

Cost of goods sold of our Compounded Pharmaceuticals business conducted through USC was approximately $2,075,000 and $2,844,000 for the three months ended June 30, 2021 and 2020, respectively. The gross margin percentage for the three months ended June 30, 2021 was approximately 24% compared to approximately 11% for the three months ended June 30, 2020. Materials costs, compensation and other employee benefits, product devices, testing, freight, and other related expenses decreased approximately $769,000 due to the reduction in consumer demand for certain USC products as a result of the COVID-19 pandemic.

  Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of depreciation and amortization, professional fees which include legal, accounting and audit fees, consulting and employee compensation. Consolidated SG&A expenses for the three months ended June 30, 2021 and 2020 were approximately $7,132,000 and $5,653,000, respectively.

SG&A expenses of our Drug Development and Commercialization business conducted by Adamis for the three months ended June 30, 2021 and 2020 were approximately $4,935,000 and $3,009,000, respectively. The increase was primarily attributable to an increase in professional fees of approximately $2,346,000, partially offset by an approximately $243,000 decrease in depreciation and amortization as a result of the write-off of the DPI intangible asset in the fourth quarter of 2020 that eliminated amortization expense in future periods, and a decrease of approximately $177,000 of compensation related expenses largely attributed to decreased stock compensation expenses as a result of the completion of vesting of a significant amount of option grants through February 2021.

SG&A expenses of our Compounded Pharmaceuticals business conducted through USC for the three months ended June 30, 2021 and 2020 were approximately $2,197,000 and $2,644,000, respectively. Approximately $200,000 of the decrease in SG&A expenses for second quarter of 2021 compared to the second quarter in 2020 year was attributable to decreases in selling expenses primarily due to the reduction of commission payments, marketing expenses and other related expenses as a direct effect of the reduction in revenue, approximately $68,000 of the decrease was due to reductions in professional fees and consulting expenses, approximately $55,000 of the decrease was attributable to a reduction in bad debt expense. Additionally, there was an approximately $124,000 decrease attributable to lower expense for licensing and permits, property taxes, and other administrative items.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Consolidated research and development expenses were approximately $2,233,000 and $3,086,000 for the three months ended June 30, 2021 and 2020, respectively.

Research and development expenses of our Drug Development and Commercialization business conducted by Adamis were approximately $2,197,000 and $2,926,000 for the three months ended June 30, 2021 and 2020, respectively. Approximately $656,000 of the decrease in R&D expenses for the three months ended June 30, 2021, compared to the comparable 2020 period was related to decreased development spending on Tempol, SYMJEPI, ZIMHI, and other projects. In addition, wages, benefits, and other compensation expenses for research and development employees decreased approximately $73,000 during the three months ended June 30, 2021, compared to the comparable 2020 period, largely attributed to decreased stock compensation expenses as a result of the completion of vesting of a significant amount of option grants through February 2021.

Research and development expenses of our Compounded Pharmaceuticals business conducted through USC were approximately $36,000 and $160,000 for the three months ended June 30, 2021 and 2020, respectively. USC’s R&D expenses for the three months ended June 30, 2021, compared to the comparable 2020 period, decreased due to the reduction of new product testing.

Impairment Expense, Contract Costs.  Impairment expenses of contract costs for the three months ended June 30, 2021 and 2020 were approximately $0 and $1,750,000, respectively.  As a result of entering into the Termination Agreement with Sandoz, our financial results for the three months ending June 30, 2020, included an impairment of the Adamis capitalized cost to obtain a contract of $1,750,000.

Impairment Expense, Construction in Progress.  Impairment expenses of construction in progress for the three months ended June 30, 2021 and 2020 were approximately $9,000 and $0, respectively. In the second quarter of 2021, USC determined that certain in-process development costs related to its website design no longer had value and was thus impaired.

Other Expense. Other Income (Expenses) consists primarily of interest income, interest expense, and changes to the fair value of warrant liabilities. Other income (expense) for the three months ended June 30, 2021 and 2020 was approximately $81,000 and $1,678,000, respectively. The decrease in other income (expense) during the three-month period in 2021, compared to the same period in 2020, was primarily due to the decrease of other expense of approximately $1,618,000 associated with the change in fair value of warrants, a decrease of approximately $9,000 in other income, and an increase of interest expense of approximately $12,000.

Six Months Ended June 30, 2021 and 2020

Revenues. Consolidated revenues were approximately $8,120,000 and $8,590,000 for the six months ended June 30, 2021 and 2020, respectively.  Consolidated revenues decreased approximately $470,000 in the first six months of 2021 compared to the comparable period of 2020.

Revenues of our Drug Development and Commercialization business conducted by Adamis were approximately $2,608,000 and $1,229,000 for the six months ended June 30, 2021 and 2020, respectively. Revenue relating to the sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg increased approximately $1,379,000 primarily due to the sales and marketing initiatives of our new distribution partner, USWM, when compared with the comparable 2020 period.

Revenues of our Compounded Pharmaceuticals business conducted through USC were approximately $5,512,000 and $7,361,000 for the six months ended June 30, 2021 and 2020, respectively. The decline was primarily due to a decline in sale of USC’s human products resulting primarily from restrictions on outpatient surgery and other medical procedures due to the COVID-19 pandemic, and to a lesser extent a decline in sales of veterinary products.  The COVID-19 outbreak has adversely affected revenues from sales of USC products, in part due to reductions or cancellations of elective surgeries and reduction in office visits to physicians’ offices, healthcare facilities or clinics by patients, and the resulting decreased demand by USC’s customers for certain of USC’s products, and will likely continue to adversely affect revenues from sales of USC products for a period of time which cannot be predicted. Moreover, COVID-19 has restricted USC from utilizing traditional sales and marketing efforts, such as regular sales visits to customers, in generating revenues.

Cost of Goods Sold. Consolidated cost of goods sold was approximately $7,513,000 and $8,371,000 for the six months ended June 30, 2021 and 2020, respectively. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. The gross margin percentage for six months ended June 30, 2021 was approximately 7% compared to approximately 3% for the six months ended June 30, 2020.

Cost of goods sold of our Drug Development and Commercialization business conducted by Adamis was approximately $3,642,000 and $3,573,000 for the six months ended June 30, 2021 and 2020, respectively. The gross loss percentage for the six months ended June 30, 2021 was approximately 40% compared to approximately 191% for the six months ended June 30, 2020. Cost of goods sold for the quarter ended June 30, 2021 compared to the comparable period of 2020 increased approximately $855,000 in direct materials costs, which was largely due to increased sales of SYMJEPI, partially offset primarily by a decrease of approximately $786,000 for depreciation, maintenance fees and other related expenses associated with the production of SYMJEPI.

Cost of goods sold of our Compounded Pharmaceuticals business conducted through USC was approximately $3,871,000 and $4,798,000 for the six months ended June 30, 2021 and 2020, respectively. The gross margin percentage for the six months ended June 30, 2021 was approximately 30% compared to approximately 35% for the six months ended June 30, 2020. Materials costs, compensation and other employee benefits, product devices, testing, freight, and other related expenses decreased approximately $927,000 due to the reduction in consumer demand for certain USC products as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of depreciation and amortization, professional fees which include legal, accounting and audit fees, consulting and employee compensation. Consolidated SG&A expenses for the six months ended June 30, 2021 and 2020 were approximately $13,051,000 and $11,707,000, respectively.

SG&A expenses of our Drug Development and Commercialization business conducted by Adamis for the six months ended June 30, 2021 and 2020 were approximately $8,452,000 and $6,312,000, respectively. The increase was primarily attributable to professional fees of approximately $2,933,000, partially offset by an approximately $486,000 decrease in depreciation and amortization as a result of the write-off of the DPI intangible asset in the fourth quarter of 2020 that eliminated amortization expense in future periods, a decrease of approximately $270,000 of compensation related expenses largely attributed to decreased stock compensation expenses as a result of the completion of vesting of a significant amount of option grants through February 2021, and an approximately $37,000 decrease for other administrative expenses.

SG&A expenses of our Compounded Pharmaceuticals business conducted through USC for the six months ended June 30, 2021 and 2020 were approximately $4,599,000 and $5,395,000, respectively. Approximately $525,000 of the decrease in SG&A expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was attributable to decreases in selling expenses primarily due to the reduction of commission payments, marketing expenses and other related expenses as a direct effect of the reduction in revenue, approximately $94,000 of the decrease was attributable to a reduction of G&A employee compensation expenses, approximately $60,000 of the decrease was attributable to a reduction in bad debt expense, and approximately $117,000 of the decrease was attributable to lower licensing and permits expenses, property tax expense, and other administrative expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. Consolidated research and development expenses were approximately $4,494,000 and $5,123,000 for the six months ended June 30, 2021 and 2020, respectively.

Research and development expenses of our Drug Development and Commercialization business conducted by Adamis were approximately $4,446,000 and $4,963,000 for the six months ended June 30, 2021 and 2020, respectively. Approximately $218,000 of the decrease in R&D expenses for the six months ended June 30, 2021, compared to the comparable 2020 period was related to decreased development spending on Tempol, ZIMHI, and other projects. In addition, wages, benefits, and other compensation expenses for research and development employees decreased approximately $299,000 during the six months ended June 30, 2021, compared to the comparable 2020 period, largely attributed to decreased stock compensation expenses as a result of the completion of vesting of a significant amount of option grants through February 2021.

Research and development expenses of our Compounded Pharmaceuticals business conducted through USC were approximately $48,000 and $160,000 for the six months ended June 30, 2021 and 2020, respectively. USC’s R&D expenses for the six months ended June 30, 2021, compared to the comparable 2020 period, decreased due to the reduction of new product testing.

Impairment Expense, Goodwill.  Impairment expenses of goodwill for the six months ended June 30, 2021 and 2020 were approximately $0 and $3,143,000, respectively. In light of events associated with the global spread of COVID-19 and other factors, the company performed a goodwill impairment review as of March 31, 2020, and recorded a charge of approximately $3,143,000 for impairment of goodwill during the first quarter of 2020.

Impairment Expense, Contract Costs.  Impairment expenses of contract costs for the six months ended June 30, 2021 and 2020 were approximately $0 and $1,750,000, respectively.  As a result of entering into the Termination Agreement with Sandoz, our financial results for the six months ending June 30, 2020, included an impairment of the Adamis capitalized cost to obtain a contract of $1,750,000.

Impairment Expense, Construction in Progress.  Construction in progress impairment expenses for the six months ended June 30, 2021 and 2020 were approximately $9,000 and $0, respectively. In the second quarter of 2021, USC determined that certain in-process development costs related to its website design no longer had value and was thus impaired.

Other Income (Expense). Other Income (Expenses) consists primarily of interest income, interest expense, and changes to the fair value of warrant liabilities. Other income (expense) for the six months ended June 30, 2021 and 2020 was approximately ($7,746,000) and $1,333,000 respectively. The decrease in other income (expense) during the six-month period in 2021, compared to the same period in 2020, was primarily due to the increase of other expense of approximately $9,050,000 associated with the change in fair value of warrants, a decrease of approximately $16,000 in other income, and an increase of interest expense of approximately $13,000.

Liquidity and Capital Resources

We have incurred net losses of approximately $24.7 million and $20.2 million for the six months ended June 30, 2021 and 2020, respectively. Since inception, and through June 30, 2021, we have an accumulated deficit of approximately $257.0 million. Since inception and through June 30, 2021, we have financed operations principally through debt financing and through public and private issuances of common stock, preferred stock and warrants. In January and February 2021, the company issued common stock upon exercise of investor warrants, the company received a total of approximately $5,852,000 and the warrant holders received 8,356,000 shares of common stock. On February 2, 2021, the company completed the closing of an underwritten public offering of 46,621,621 shares of common stock at a public offering price of $1.11 per share, which included 6,081,081 shares pursuant to the full exercise of the over-allotment option granted to the underwriters, resulting in net proceeds of approximately $48.4 million.

 However, we may need additional funding in the future to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work, studies and trials to develop our product candidates, including without limitation relating to our Tempol product candidates. We may finance future cash needs primarily through proceeds from equity or debt financings, loans, share of profits anticipated to be received relating to sales in the U.S. of our SYMJEPI products, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners.

As of June 30, 2021, we had cash, cash equivalents and restricted cash of $40,648,554.  Total assets were approximately $63.7 million and $30.9 million as of June 30, 2021 and December 31, 2020 respectively.   Current assets exceeded current liabilities by approximately $32.7 million as of June 30, 2021.

Net cash used in operating activities for the six months ended June 30, 2021 and 2020, was approximately $21.3 million and $9.4 million, respectively. Net cash used in operating activities increased primarily due to the increase in operating losses and the payment of contingent loss liability in 2021 as compared to 2020.

Net cash used in investing activities was approximately $848,000 and $911,000 for six months ended June 30, 2021 and 2020, respectively. The net cash used in investing activities decreased primarily due to the purchase of in process research and development license during the six months ended June 30, 2020 compared to the six months ended June 30, 2021.

Net cash provided in financing activities was approximately $56.0 million and $9.4 million for the six months ended June 30, 2021 and 2020, respectively. Net cash flows provided by financing activities increased for the period ended June 30, 2021 primarily due to the issuance of common stock, exercise of  warrants and Second Draw Loan under the PPP, generating net proceeds of approximately $56.0 million, offset by payment of loans and finance leases of approximately $51,000.  In the six months ended of 2020, net cash used in financing activities consisted of issuance of common stock and the initial draw of PPP Loan, generating net proceeds of approximately $9.4 million, offset by payment of loans and finance leases of approximately $53,000.

Loan Agreements

In connection with our acquisition of USC in 2016, we assumed approximately $5,722,000 principal amount of debt obligations under two loan agreements and related loan documents relating to the building, real property and equipment that certain third parties agreed to transfer to the company or USC in connection with the merger transaction, as well as the two loan agreements to which USC is a party, a working capital loan and an equipment loan, and related loan documents evidencing loans previously made to USC, and we agreed to become an additional co-borrower under the loan agreement and related documents, such documents as amended referred to as the “Loan Documents.”  The lender in all of the Loan Documents was First Federal Bank and/or its successor Bear State Bank (together with Arvest Bank, as successor in interest to Bear State Bank, referred to as “Lender” or the “Bank”).  All amounts owed under the working capital loan and the equipment loan have previously been paid and there are no outstanding balances under those Loan Documents, and the working capital loan has not been renewed or extended.  Periodic interest and principal payments under the building loan agreement are approximately $19,000 per month, with a final payment of all outstanding amounts due and payable in August 2021.  At June 30, 2021, our aggregate indebtedness under the building loan agreement was approximately $2,018,000, which we paid in full in July 2021.  There is no outstanding balance under the building loan or any of the other Loan Documents.

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

In December 2020, we submitted an application for the forgiveness of our PPP Loan, and on August 12, 2021, we received notification through the Bank that the PPP Loan, including principal and interest thereon, has been fully forgiven by the SBA and that the remaining PPP Loan balance is zero.  The company will recognize the amount forgiven as other income for the quarter in which the company received the notification.

On March 15, 2021, we entered into a Note, or the PPP2 Note, in favor of the Bank, in the principal amount of $1,765,495 relating to funding under a Second Draw loan, or the Second Draw Loan, pursuant to the terms of the PPP, the CARES Act, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020. Under the terms of the PPP2 Note and Second Draw Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. If any payment on the PPP2 Note is more than 15 days late, the Bank may charge the company a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. The term of the PPP2 Note is five years, unless sooner provided in connection with an event of default under the PPP2 Note. We may prepay the Second Draw Loan at any time prior to maturity with no prepayment penalties. Under the PPP, the proceeds of the Second Draw Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments. We may apply for forgiveness of some or all of the Second Draw Loan pursuant to the PPP. In order to obtain full or partial forgiveness of the Second Draw Loan, we must timely request forgiveness, must provide satisfactory documentation in accordance with applicable SBA guidelines, and must satisfy the criteria for forgiveness under the PPP and applicable SBA requirements. If we timely apply for forgiveness, payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020, and we will not be obligated to make any payments of principal or interest before the date on which the SBA remits the loan forgiveness amount to the Bank or notifies the Bank that no loan forgiveness is allowed; and the Bank will then notify us of remittance by SBA of the loan forgiveness amount, or notify us that the SBA determined that no loan forgiveness is allowed and the date that our first payment is due. Interest will accrue during the deferral period. There is no assurance that we will obtain forgiveness of the Second Draw Loan in whole or in part. Our PPP loans are subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form. Accordingly, the company may be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness or otherwise. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations. If the Second Draw Loan is not forgiven in accordance with the terms of the PPP, we will be obligated to make monthly payments of principal and interest to repay the Second Draw Loan in full prior to the maturity date. If it is determined that the company was ineligible to receive the Second Draw Loan, we may be required to repay the Second Draw Loan in its entirety and/or be subject to additional penalties. Should the company apply for and receive forgiveness of some or all of the PPP2 Loan, the amount forgiven would be recognized as other income upon formal notice of forgiveness.  If we do not submit a loan forgiveness application to the Bank within 10 months after the end of our applicable covered period, as defined under the PPP and applicable regulations and guidance issued by the SBA or the U.S. Department of Treasury, then we must begin paying principal and interest after that period. The PPP2 Note contains customary events of default relating to, among other things, payment defaults, breaches of representations, warranties or covenants, defaults on other loans with the Bank, failure to disclose material fact or making materially false or misleading representations to the Bank or SBA, certain defaults on other loan agreements or agreements with creditors, bankruptcy or insolvency events, certain change of control events, material adverse changes or events, certain events that the Bank believes may materially affect the company’s ability to pay the PPP2 Note, and certain other events. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing by us, or filing suit and obtaining judgment against us.

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

As noted above under the heading “Going Concern and Management Plan,” through June 30, 2021, Adamis has incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations. Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional specialty pharmaceutical products and begin to realize revenues from sales of such additional products, and during this period Adamis could require additional funds. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. The company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities. As a result of the COVID-19 pandemic and actions taken to slow its spread, or other factors, there can be no assurance that deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.

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

Off Balance Sheet Arrangements

At June 30, 2021, Adamis did not have any off balance sheet arrangements.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were, in design and operation, not effective at the reasonable assurance level, due to the presence of a material weakness in internal control over financial reporting as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that except as described below and other than the material weakness and the remediation measures described in this Item 4, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting as a result of the COVID-19 pandemic despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to reduce or minimize the impact on their design and operating effectiveness.

Based on the material weakness described below, management has concluded that as of March 31, 2021, our internal control over financial reporting was not effective. We identified a weakness relating to our controls over adherence to certain company policies and procedures relating to hiring, monitoring and supervision of USC’s sales personnel and the activities of such personnel, which were not strictly implemented and observed. We also identified a weakness in controls regarding inadequate oversight by senior management to ensure compliance with and adherence to company policies and procedures by USC sales personnel and to ensure performance of adequate monitoring and supervision of personnel. This control deficiency was assessed as a material weakness as of June 30, 2021.

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

On May 6, 2020, Adamis and USC moved for summary judgment to dismiss the three claims that remained pending against them.  In October 2020, the magistrate judge presiding over the motion delivered a Report and Recommendation recommending that the court enter an order granting the motion in part and denying the motion in part.  The court adopted the recommendation of the magistrate and granted in part and denied in part the motion of Adamis and USC for summary judgment. The court denied the motion for summary judgment by Adamis and USC with respect to the plaintiffs’ claims under the DFSA and FUTSA, concluding that there were triable issues of material fact that precluded the entry of summary judgment, and granted the motion for summary judgment in favor of Adamis and USC with respect to the claim for tortious interference. In March 2021, the court granted a motion by Nephron to hold Adamis and USC in civil contempt for violation of a previous consent preliminary injunction related to the hiring by USC of an employee, and ordered that Adamis and USC compensate Nephron for certain fees and expenses in the litigation relating to the matter as well as pay a fine, in an amount to be determined. A hearing on the amount of such sanctions was held on April 6, 2021, but decisions regarding sanctions were deferred until after trial. After the hearing, the court ruled on various pre-trial motions relating to the conduct of the trial. The case was set for trial on April 19, 2021.

As previously disclosed in the 2020 Form 10-K, while we continue to believe that the claims and damages sought by the plaintiff were without merit, in light of several factors including the recent hearing and outcome of decisions concerning pre-trial motions, the legal expenses of ongoing litigation and trial, the uncertainties of litigation and jury trials, and the possibility of punitive damages and other adverse awards or sanctions, on April 9, 2021, Adamis, USC and Nephron agreed to terms of settlement of the Florida litigation as well as a related case filed by Nephron against USC, Adamis and a second USC employee in the United States District Court for the District of New Jersey alleging misappropriation of trade secrets from Nephron. Under the terms of the settlement agreement entered into by Adamis, the Nephron entities and certain other individuals (the “individual parties”), and related documents entered into by the parties thereto, on May 3, 2021, the company paid Nephron an amount equal to $7,900,000; the company and USC, as well as the individual parties, agreed to a permanent injunction reflecting certain terms of the settlement and pursuant to which they agreed, among other things, not to retain, access, communication, use or disclose any proprietary or confidential information of Nephron and to destroy all such information in their possession or control, subject to limited exceptions; and Nephron agreed to dismissal of or withdrawal from the lawsuits and related legal proceedings.  Pursuant to the settlement agreement, each of the parties agreed to release each other from all existing claims that any of them may have against any of the other parties that arise from or relate to the claims and liabilities asserted in the various lawsuits and agreed not to sue any of the parties on the basis of any released claim.

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

We incurred significant net losses for the years ended December 31, 2020 and December 31, 2019 and for the quarters of 2021 reflected in the financial statements included elsewhere in this Report.  The development of our business may in the future require additional capital to help fund the development and commercialization of our products and product candidates, conduct research, development and trials relating to our product candidates, fund our ongoing operations and satisfy our obligations and liabilities. In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital, and a number of factors may limit or prevent our current ability to access capital markets. Delays in obtaining, or the inability to obtain, required funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments. In addition, our previously announced sale of Assets pursuant to the USC Agreement relating to the human compounding pharmaceuticals business of our USC subsidiary, together with our previously announced restructuring process of winding down, winding up and disposing of the remaining operations, business and assets of USC, will result in the company not receiving revenues in the future from sales of products by USC, other than the consideration receivable by the company pursuant to the terms of the USC Agreement or from other agreements or arrangements relating to the sale or disposition of the remaining USC assets.

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

*Business or economic disruptions or global health concerns, including the COVID-19 pandemic, could harm our business.

Business or economic disruptions or global health concerns, such as the COVID-19 pandemic, could adversely affect our business. The novel strain of coronavirus and the related COVID-19 pandemic, which the World Health Organization announced in January 2020 was a global health emergency and which continued through 2020 and is continuing, has spread throughout most of the world including the United States. The outbreak has resulted in extended shutdowns of businesses in the United States and elsewhere and has had ripple effects on businesses and activities around the world.

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

*If we fail to obtain acceptable prices or appropriate reimbursement for our products, our ability to successfully commercialize our products will be impaired.

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

Third-party payors may challenge the price of medical and pharmaceutical products. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that our product candidates are:

●	not experimental or investigational;
●	effective;
●	medically necessary;
●	appropriate for specific patient;
●	cost-effective;
●	supported by peer-reviewed publications; and
●	included in clinical practice guidelines.

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

The markets for our SYMJEPI products and ZIMHI product, and our other product candidates, are intensely competitive and characterized by rapid technological progress.  We face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide.  Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities, than we do.  Our SYMJEPI competes with a number of other currently marketed epinephrine products for use in the emergency treatment of acute allergic reactions, including anaphylaxis.  Our ZIMHI product will compete with a number of other currently marketed products utilizing naloxone, for the treatment of acute opioid overdose.  Our Tempol product candidate for use in treatment of COVID-19, if successfully developed, approved and commercialized, will compete with a number of other current and future products and therapies for use in the treatment of COVID-19.  Certain companies have established technologies that may be competitive with our product candidates and any future products that we may develop or acquire.  Some of these products may use different approaches or means to obtain results, which could be more effective or less expensive than our products for similar indications.  In addition, many of these companies have more experience than we do in pre-clinical testing, performance of clinical trials, manufacturing, and obtaining FDA and foreign regulatory approvals.  They may also have more brand name exposure and expertise in sales and marketing.  We also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields.

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

Even if our pharmaceutical product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, health care professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

●	the ability to provide acceptable evidence of safety and efficacy;
●	pricing and cost effectiveness, which may be subject to regulatory control;
●	our ability to obtain sufficient third-party insurance coverage or reimbursement;
●	effectiveness of our, or our collaborators', sales and marketing strategy;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects; and
●	availability of alternative treatments.

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

*Our failure to adequately protect or to enforce our intellectual property rights or secure rights to third party patents could materially harm our proprietary position in the marketplace or prevent the commercialization of our products.

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

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill and indefinite lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently, if indicators of impairment exist. Finite lived intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2020, in light of recent events associated with the global spread of COVID-19 and other factors, we performed a goodwill impairment interim review and recorded a charge of approximately $3,143,000 for impairment of goodwill during the first quarter of 2020. As of December 31, 2020, with the continued decline in revenue during 2020 primarily attributable to the COVID-19 pandemic and other factors affecting our Compounded Pharmaceutical reporting unit, we performed a goodwill impairment review and recorded an additional charge of approximately $3,629,000 for impairment of goodwill in 2020. For the year ended December 31, 2020, total goodwill impairment charge recorded was approximately $6,772,000. In addition, as of December 31, 2020, in light of the time and costs involved in further product development efforts and competitive conditions in the relevant markets related to the Taper DPI intellectual property, and our determination not to devote any further substantial financial resources to development of this product candidate or pursue further development efforts regarding this product candidate, we recorded an impairment charge of approximately $2,913,000 for the year ended December 31,2020. . In addition, a result of the transactions contemplated by the USC Agreement and the restructuring activities relating to USC described elsewhere in this Report, the company has determined that its financial results for the quarter ending September 30, 2021, will include an impairment of certain assets relating to USC, including inventories, intangible assets, goodwill, fixed assets, and right of use assets.  If in the future we determine that our intangible assets have become impaired, our total assets, financial results, and earnings could be adversely affected.

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

At December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, and credit carryforwards which, subject to certain limitations, we may use to reduce future taxable income or offset income taxes due.  Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Pursuant to Internal Revenue Code Section 382, the annual use of the NOLs and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As noted in Note 21 of the audited consolidated financial statements appearing in the company's Annual Report on Form 10-K for the year ended December 31, 2020, our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo additional ownership changes, our ability to use our NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may be materially limited in our ability to utilize our NOLs and credit carryforward.

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

Risks Related to Our Compounding Pharmacy Business

We have sold a substantial portion of the assets of USC and are engaged in a restructuring process of winding down the remaining business of USC and selling or otherwise disposing of the remaining assets of USC.  There is no assurance regarding the proceeds that we may receive from the sale or disposition of any assets of USC.  We may incur significant costs in connection with such restructuring and winding down activities.

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

The market price of our common stock may fluctuate substantially. For example, from January 2019 to June 30, 2021, the market price of our common stock has fluctuated between $0.27 and $3.29. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;
●	the timing of, or delay in the timing of, commercial introduction of any of our products;
●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on products that would compete with our product candidates;
●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	publicity or announcements regarding regulatory developments relating to our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or potential legal proceeding;
●	the effects of public health crises, pandemics and epidemics, such as a the COVID-19 outbreak; or
●	other potentially negative financial announcements, such as a review of any of our filings by SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

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

Unless our common stock is listed on a national securities exchange, such as the NASDAQ Capital Market, our common stock may also be subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share, and that are not otherwise exempted from the definition of a penny stock under other exemptions provided for in the applicable regulations. The following is a list of the general restrictions on the sale of penny stocks:

●	Before the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser's financial condition and investment experience and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding and obtain the purchaser's signature on such statement.
●	A broker-dealer must obtain from the purchaser an agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.”
●	The Securities Exchange Act of 1934, or the Exchange Act, requires that before effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.
●	A dealer that sells penny stock must send to the purchaser, within 10 days after the end of each calendar month, a written account statement including prescribed information relating to the security.

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

As of June 30, 2021, we had 148,886,141 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of June 30, 2021, we had reserved for issuance 6,113,866 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.31 per share, we had outstanding restricted stock units covering 2,034,260 shares of common stock, and we had outstanding warrants to purchase 15,095,238 shares of common stock at a weighted-average exercise price of $1.28 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

*Exercise of our outstanding warrants may result in dilution to our stockholders.

As of June 30, 2021, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50 per share. As of June 30, 2021, 13,794,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $1.15 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; 350,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.70 per share, that we issued in connection with our private placement of warrants in February 2020 and 892,414 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants that we issued in the following transactions: warrants to purchase 192,414 shares at an exercise price of $2.90 per share in our July 2016 Series A-2 Convertible Preferred transaction; and warrants to purchase 700,000 shares at an exercise price of $2.98 per share in our August 2016 registered direct offering of common stock and warrants.

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

*We identified material weaknesses in our internal control over financial reporting. If we fail to effectively remediate identified material weaknesses, it could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, if we fail to effectively remediate identified material weaknesses, or if we discover other material weaknesses or deficiencies in our internal controls over financial reporting, our business and financial condition could be materially and adversely affected and our stock price could decline.

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

As disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2020, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, and as a result of this assessment identified a material weakness in internal control over financial reporting as of that date. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, and our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020. The material weakness resulted in a misstatement of our warrant liabilities and the related gain or loss recognized as a result of the change in the fair value of the warrant liabilities, and related misstatements in, our unaudited condensed consolidated financial statements, for the periods ended March 31, June 30, and September 30, 2020. See Note 4 of the Notes to the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.  We believe the material weakness has been remediated as of March 31, 2021. In addition, we identified a material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021.

Any failure to effectively remediate the identified material weakness or otherwise maintain adequate internal controls over financial reporting could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, and legal proceedings by stockholders or regulatory authorities, which could result in a material adverse effect on our business. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline. Failure to timely file required reports with the SEC results in loss of eligibility to utilize short form registration statements on Form S-3 or Form S-4 and prospectuses outstanding under previous registration statements not being current, which may impair our ability to obtain capital in a timely fashion to execute our business strategies, issue shares to effect an acquisition, or subject us to legal claims from stockholders or warrant holders. Inadequate internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning our sales of unregistered securities during the quarter ended June 30, 2021, has previously been reported in reports on Form 8-K that we filed during that quarter.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM  6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	Settlement Agreement between the Company, US Compounding Inc., Nephron Pharmaceuticals Corporation, Nephron S.C., Inc., Nephron Sterile Compounding Center, LLC and certain other parties. +*

10.2	Asset Purchase Agreement effective as of July 30, 2021, by and among the Registrant, US Compounding, Inc. and Fagron Compounding Services, LLC. (1)*+

10.3	Supply Agreement Addendum by and among the Registrant, US Compounding, Inc. and Fagron Compounding Services, LLC. (1)+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on August 5, 2021.

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

+	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the Registrant customarily and actually treats the information contained in such portions as private or confidential and such information is not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: November 22, 2021	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date: November 22, 2021	By:	/s/ David C. Benedicto
David C. Benedicto
Chief Financial Officer

