Form 10-Q
period 2021-09-30
Adamis Pharmaceuticals Corp
filed 2021-11-22
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Summary of Material Risks Associated With Our Business

The business of Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis,” or the “company”) is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

●	There is substantial doubt about our ability to continue as a going concern. We have incurred significant losses since our inception, anticipate that we will continue to incur losses in 2021, and may continue to incur losses in the future. We may never achieve or sustain profitability.

●	Statements in this Report concerning our future plans and operations are dependent on our having adequate funding and the absence of unexpected delays or adverse developments. We may require additional financing in the future and may not be able to secure required funding, which could force us to delay, reduce or eliminate our commercialization efforts or product development programs and could cause us to cease operations.

●	We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.

●	Several of our potential products and technologies are in early stages of development, or have been discontinued or are suspended.

●	Our development plans concerning our products and product candidates are affected by many factors, the outcome of which are difficult to predict.

●	We could experience delays in the commencement or completion of clinical testing of our product candidates, which could result in increased costs and delays and adversely affect our business and financial condition. We may be required to suspend, repeat or terminate our clinical trials if trials are not well designed, do not meet regulatory requirements or the results are negative or inconclusive.

●	We are subject to the risk of lawsuits or other legal proceedings.

●	We are subject to substantial government regulation, which could materially adversely affect our business. We may encounter difficulties or delays in applying for or obtaining regulatory approval for our products. If we do not receive required regulatory approvals for our products, we may not be able to develop and commercialize our products or technologies.

●	Even if they are approved and commercialized, our potential products may not be able to compete effectively with other products targeting similar markets.

●	Our failure to adequately protect or to enforce our intellectual property rights or secure rights to third party patents or other intellectual property rights could materially harm our proprietary position in the marketplace or prevent the commercialization of our products. We may become involved in patent litigation or other intellectual property proceedings, which could result in liability for damages and have a material adverse effect on our business and financial position.

●	If we determine that our intangible assets or other assets have become impaired, our total assets and financial results could be adversely affected.

●	We borrowed funds pursuant to the Paycheck Protection Program. Even though our loans have been forgiven pursuant to the program, we remain subject to possible review and audit in connection with such loans.

●	Our business is impacted by state and federal statutes and regulations.

●	Our US Compounding Inc. subsidiary, or USC, which is registered as a human drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, is subject to many federal, state and local laws, regulations, and administrative practices, including, among others: federal registration as an outsourcing facility, state and local licensure, and registration requirements concerning the operation of outsourcing facilities and the compounding, labeling, marketing, sale and distribution of products from our registered outsourcing facility. Effective as of July 30, 2021, we entered into an asset purchase agreement pursuant to which we sold and transferred certain assets of USC related to its human compounding pharmaceutical business, and we have approved a restructuring pursuant to which the remaining operations and business of USC will be wound down and wound up and assets relating to USC’s business will be sold or otherwise disposed of. Nevertheless, USC and we could become involved in proceedings with the U.S. Food & Drug Administration, or FDA, or other federal or state regulatory authorities alleging non-compliance with applicable federal or state regulatory legal requirements, which could adversely affect our business, financial condition and results of operations.

3

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$28,731,894	$6,748,945
Restricted Cash	30,011	—
Accounts Receivable, net	734,962	242,221
Receivable from Fagron	6,362,509	—
Inventories	—	1,227,061
Prepaid Expenses and Other Current Assets	891,460	1,289,667
Current Assets of Discontinued Operations, Note 2	5,147,464	3,016,227
Total Current Assets	41,898,300	12,524,121
LONG TERM ASSETS
Fixed Assets, net	2,348,799	2,497,878
Right-of-Use Assets	731,550	969,999
Other Non-Current Assets	97,549	52,174
Long-Term Assets of Discontinued Operations, Note 2	—	14,823,290
Total Assets	$45,076,198	$30,867,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,453,470	$1,780,104
Deferred Revenue, current portion	100,000	100,000
Accrued Other Expenses	3,111,460	1,640,512
Accrued Bonuses	752,575	1,047,719
Contingent Loss Liability	—	7,900,000
Lease Liabilities, current portion	343,735	325,766
Paycheck Protection Plan (PPP) Loans, current portion	—	2,300,253
Current Liabilities of Discontinued Operations, Note 2	2,434,915	4,831,372
Total Current Liabilities	9,196,155	19,925,726

LONG TERM LIABILITIES
Deferred Revenue	775,000	850,000
Lease Liabilities, net of current portion	432,018	692,433
PPP Loan, net of current portion	—	891,447
Warrant Liabilities, at fair value	202,299	4,485,000
Long-Term Liabilities of Discontinued Operations, Note 2	—	525,316
Total Liabilities	10,605,472	27,369,922

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common Stock - Par Value $ .0001 ; 200,000,000 Shares Authorized; 149,409,098 and 94,365,015 Issued, 148,886,141 and 93,842,058 Outstanding at September 30, 2021 (Unaudited) and December 31, 2020, Respectively.	14,941	9,437
Additional Paid-in Capital	303,772,662	233,404,968
Accumulated Deficit	(269,311,627)	(229,911,615)
Treasury Stock, at cost - 522,957 and 522,957 Shares at September 30, 2021 (Unaudited) and December 31, 2020, Respectively.	(5,250)	(5,250)
Total Stockholders’ Equity	34,470,726	3,497,540
Total Liabilities and Stockholders’ Equity	$45,076,198	$30,867,462

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, net	$759,962	$868,077	$3,368,115	$2,096,796
COST OF GOODS SOLD	1,235,603	1,414,086	4,877,083	4,987,271
Gross Loss	(475,641)	(546,009)	(1,508,968)	(2,890,475)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,794,485	3,308,686	13,247,027	9,620,501
RESEARCH AND DEVELOPMENT	4,620,143	1,647,746	9,066,608	6,610,586
Loss on Derecognition of Inventory	330,319	—	330,319	—
IMPAIRMENT EXPENSE - Write-off of Contract Asset	—	—	—	1,750,000
Loss from Operations	(10,220,588)	(5,502,441)	(24,152,922)	(20,871,562)
OTHER INCOME (EXPENSE)
Interest Expense	(1,865)	(1,722)	(6,649)	(3,213)
Interest/Other Income	1,932	2,180	5,283	34,836
Gain on Forgiveness of PPP Loans	5,009,590	—	5,009,590	—
Change in Fair Value of Warrant Liabilities	42,525	(4,500,000)	(7,642,949)	(3,135,000)
Total Other Income (Expense), net	5,052,182	(4,499,542)	(2,634,725)	(3,103,377)
Net Loss from Continuing Operations before Income Taxes	(5,168,406)	(10,001,983)	(26,787,647)	(23,974,939)
Income Taxes	—	—	—	—
Net Loss from Continuing Operations	(5,168,406)	(10,001,983)	(26,787,647)	(23,974,939)
DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations before Income Taxes	(7,192,642)	(1,359,215)	(10,266,365)	(7,557,341)
Income Taxes - Discontinued Operations	—	—	—	—
Net Loss from Discontinued Operations	(7,192,642)	(1,359,215)	(10,266,365)	(7,557,341)
Net Loss Applicable to Common Stock	$(12,361,048)	$(11,361,198)	$(37,054,012)	$(31,532,280)

Basic and Diluted Loss Per Share:
Continuing Operations	$(0.03)	$(0.13)	$(0.19)	$(0.33)

Discontinued Operations	(0.05)	(0.02)	(0.07)	(0.11)
Basic and Diluted Net Loss Per Share	$(0.08)	$(0.15)	$(0.26)	$(0.44)

Basic and Diluted Weighted Average Shares Outstanding	148,886,141	76,044,862	142,483,194	72,137,685

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
For the Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance June 30, 2021	—	$—	149,409,098	$14,941	$303,620,101	522,957	$(5,250)	$(256,950,579)	$46,679,213
Share Based Compensation	—	—	—	—	152,561	—	—	—	152,561
Net Loss	—	—	—	—	—	—	—	(12,361,048)	(12,361,048)
Balance September 30, 2021	—	$—	149,409,098	$14,941	$303,772,662	522,957	$(5,250)	$(269,311,627)	$34,470,726
For the Three Months Ended September 30, 2020
Balance June 30, 2020	1,000,000	$100	74,443,722	$7,444	$220,762,294	522,957	$(5,250)	$(200,691,608)	$20,072,980
Series B Convertible Preferred Stock Conversion to common Stock	(1,000,000)	(100)	1,000,000	100	—	—	—	—	—
Common Stock Issued, Net of Issuance Costs of $839,387	—	—	18,548,386	1,855	10,658,757	—	—	—	10,660,612
Issuance of Restricted Stock Units (RSUs)	—	—	188,477	19	(19)	—	—	—	—
Share Based Compensation	—	—	—	—	1,098,648	—	—	—	1,098,648
Net Loss	—	—	—	—	—	—	—	(11,361,198)	(11,361,198)
Balance September 30, 2020	—	$—	94,180,585	$9,418	$232,519,680	522,957	$(5,250)	$(212,052,806)	$20,471,042
For the Nine Months Ended September 30, 2021
Balance December 31, 2020, as reported	—	$—	94,365,015	$9,437	$233,404,968	522,957	$(5,250)	$(229,911,615)	$3,497,540
Adjustment, conversion of 2019 Warrant Liability upon Adoption of ASU 2020-06	—	—	—	—	4,830,000	—	—	(2,346,000)	2,484,000
Balance, December 31, 2020, as adjusted	—	—	94,365,015	9,437	238,234,968	522,957	(5,250)	(232,257,615)	5,981,540
Common Stock Issued, Net of Issuance Costs of $ 3,330,752	—	—	46,621,621	4,661	48,414,585	—	—	—	48,419,246
Exercise of Warrants	—	—	8,356,000	836	15,292,714	—	—	—	15,293,550
Issuance of Restricted Stock Units (RSUs)	—	—	66,462	7	(7)	—	—	—	—
Share Based Compensation	—	—	—	—	1,830,402	—	—	—	1,830,402
Net Loss	—	—	—	—	—	—	—	(37,054,012)	(37,054,012)
Balance September 30, 2021	—	$—	149,409,098	$14,941	$303,772,662	522,957	$(5,250)	$(269,311,627)	$34,470,726
For the Nine Months Ended September 30, 2020
Balance December 31, 2019	—	$—	62,352,465	$6,235	$213,520,785	522,957	$(5,250)	$(180,520,526)	$33,001,244
Common Stock Issued, Net of Issuance Costs of $1,334,289	—	—	30,148,386	3,016	16,890,695	—	—	—	16,893,711
Issuance of February 2020 Warrants	—	—	—	—	(1,914,000)	—	—	—	(1,914,000)
Series B Convertible Preferred Stock Issue	1,000,000	100	—	—	589,900	—	—	—	590,000
Preferred Stock conversion to Common Stock	(1,000,000)	(100)	1,000,000	100	—	—	—	—	—
Issuance of Restricted Stock Units (RSUs)	—	—	679,734	67	(67)	—	—	—	—
Share Based Compensation	—	—	—	—	3,432,367	—	—	—	3,432,367
Net Loss	—	—	—	—	—	—	—	(31,532,280)	(31,532,280)
Balance September 30, 2020	—	$—	94,180,585	$9,418	$232,519,680	522,957	$(5,250)	$(212,052,806)	$20,471,042

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(37,054,012)	$(31,532,280)
Less: Loss from Discontinued Operations	10,266,365	7,557,341
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Stock Based Compensation	1,830,402	3,432,367
Acquired IPR&D	—	840,000
Provision for Excess and Obsolete Inventory	587,824	(97,307)
Change in Fair Value of Warrant Liabilities	7,642,949	3,135,000
(Cash Payments in Excess of Lease Expense) Lease Expense in Excess of Cash	(3,997)	3,852
Depreciation and Amortization Expense	1,071,830	1,753,745
Impairment of Contract Assets	—	1,750,000
Gain in Forgiveness of PPP Loans	(5,009,589)	—
Change in Assets and Liabilities:
Accounts Receivable - Trade	(492,741)	594,892
Receivable from Fagron	(6,492,321)	—
Inventories	639,237	120,316
Prepaid Expenses and Other Current Assets	352,833	(848,226)
Accounts Payable	730,759	(692,773)
Contingent Loss Liability	(7,900,000)	—
Deferred Revenue	(75,000)	75,000
Accrued Other Expenses and Bonuses	1,203,498	1,940,873
Net Cash Used in Operating Activities of Continuing Operations	(32,701,963)	(11,967,200)
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations	1,590,310	(3,522,542)
Net Cash Used in Operating Activities	(31,111,653)	(15,489,742)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(996,268)	(481,006)
Proceeds from Sale of Non-financial Asset	129,811	—
Purchase of IPR&D	—	(250,000)
Net Cash Used in Investing Activities of Continuing Operations	(866,457)	(731,006)
Net Cash Used in Investing Activities of Discontinued Operations	(15,999)	(233,691)
Net Cash Used in Investing Activities	(882,456)	(964,697)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	51,749,998	18,228,000
Costs of Issuance of Common Stock	(3,330,752)	(1,334,289)
Proceeds from Exercise of Warrants	5,851,900	—
Proceeds of PPP Loan	1,765,495	3,191,700
Net Cash Provided by Financing Activities of Continuing Operations	56,036,641	20,085,411
Net Cash Used In Financing Activities of Discontinued Operations	(2,057,948)	(64,425)
Net Cash Provided by Financing Activities	53,978,693	20,020,986
Increase in Cash and Cash Equivalents and Restricted Cash	21,984,584	3,566,547
Cash and Cash Equivalents: and Restricted Cash
Beginning	6,748,945	8,418,382
Change in Cash and Cash Equivalents of Discontinued Operations	28,376	57,688
Ending	$28,761,905	$12,042,617

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH & CASH EQUIVALENTS AND RESTRICTED CASH
Cash & Cash Equivalents	$28,731,894	$12,042,617
Restricted Cash	30,011	—
Total Cash & Cash Equivalents and Restricted Cash	$28,761,905	$12,042,617
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$4,125	$11,300
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES
Decrease in Accrued Capital Expenditures	$(73,517)	$(90,587)
Forgiveness of PPP Loans	$5,009,590	—
Series B Preferred Stock Issuance for License Agreement	$—	$590,000

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

For fiscal years 2021 and 2020, the assets, liabilities, income, and cash flows of the Company’s subsidiary, US Compounding, Inc. (“USC”), have been separated from the comparative period amounts to conform to the current period presentation as discontinued operations as the result of the Company’s decision to wind down and cease operations of USC and liquidate its remaining assets. Moreover, for fiscal years 2021 and 2020, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued locations, have been aggregated in a single caption entitled “net loss from discontinued operations” in our consolidated statements of operations for all periods presented. See Note 2.

Liquidity and Capital Resources

The Company’s cash and cash equivalents was $28,731,894 at September 30, 2021.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company may need additional funding in the future to help support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements for the nine months ended September 30, 2021, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property or other assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives. In addition, the COVID-19 pandemic has had an adverse impact on the Company.   A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.

On May 11, 2021, the Company and USC each received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (“USAO”).  The USAO issued the subpoenas in connection with a criminal investigation and requested a broad range of documents and materials relating to, among other matters, certain veterinary products sold by USC, certain practices, agreements, and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC.  The Audit Committee of the company’s Board of Directors (the “Board”) engaged outside counsel to conduct an independent internal investigation to review the matters brought forth in the subpoenas and certain other matters. See Note 9 for additional information.

In addition to the subpoenas from the USAO, the Company has also received requests from the SEC for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters.  The Company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests.  The Company intends to cooperate with the USAO and the SEC. At this time, the Company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, or other agencies, or determine what, if any, proceedings the USAO, SEC, or other federal or state authorities may initiate, what, if any, remedies or remedial measures the USAO, SEC, or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results.  The foregoing matters may divert management’s attention, cause the Company to suffer reputational harm, require the Company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the Company’s business, previously reported financial results, financial results included in this Report, or future financial results.  The occurrence of any of these events, or any determination that our activities were not in compliance with existing laws or regulations, could have a material adverse effect on the Company’s business, liquidity, financial condition, and results of operations.

Basic and Diluted Loss per Share

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares outstanding for the nine months ended September 30, 2021 and September 30, 2020, consist of 14,202,824 shares and 24,634,670 shares, respectively, issuable upon exercise of outstanding equity classified warrants; 5,844,239 shares and 6,590,387 shares, respectively, issuable upon exercise of outstanding options; 1,747,124 shares and 2,345,630 shares, respectively, issuable following vesting of outstanding restricted stock units.

Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component/s of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net loss separate from the net loss of continuing operations.

The Company disposed of a component of its business in August 2021 and met the definition of a discontinued operation as of September 30, 2021. Accordingly, the operating results of the business disposed are reported as loss from discontinued operations in the accompanying unaudited condensed statements of operations for the three month and nine month periods ended September 30, 2021 and 2020. For additional information, see Note 2 - Discontinued Operations.

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

Note 2: Discontinued Operations and Assets Held for Sale

In August 2021, we announced our agreement with Fagron Compounding Services, LLC (“Fagron”) to sell to Fagron certain assets of our subsidiary, US Compounding, Inc. ("USC"), related to its human compounding pharmaceutical business including certain customer information and information on products sold to such customers by USC, including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products. The agreement includes fixed consideration of approximately $107,000 and variable consideration estimated at approximately $6,385,000, and the Company has recorded a gain of approximately $4,637,000 within discontinued operations related to this asset sale to Fagron, which was the total consideration net of approximately $1,856,000 of allocated costs related to USC’s customer relationships intangible that was sold to Fagron. The variable consideration is tied to Fagron’s sales to former USC customers over the twelve-month-period commencing on the agreement date. The Company used the expected value method to estimate Fagron’s sales over the twelve-month period following the agreement date. Additionally, the Company relied on historical data and its judgement to make estimates, and as such, the total variable consideration is subject to change as more information comes to light, which would result in adjustments to the gain originally recorded within discontinued operations. In connection with the transaction, the Company accrued a $700,000 liability for a transaction fee payable to a financial advisor as of September 30, 2021 which was recorded in selling, general and administrative expenses of continuing operations.

In July 2021, the Company decided to approve a restructuring process to wind down and cease the remaining operations at USC, with the remaining USC assets to be sold, liquidated or otherwise disposed of. As of September 30, 2021, the Company has begun shutting down the operations of USC and is also engaged in the process of selling or attempting to sell or otherwise dispose of USC’s remaining assets. The Company’s current goal is to attempt to substantially complete winding down the operations of USC by the end of December 2021, except for such activities as may be necessary to wind up and resolve USC’s affairs, and the employment of substantially all of USC’s employees is expected to be terminated by that time.

In August 2021, the Company and its wholly-owned USC subsidiary entered into an Asset Purchase Agreement effective as of August 31, 2021 with a third party buyer, providing for the sale and transfer by USC of certain assets related to USC’s veterinary compounded pharmaceuticals business. The sale covers the transfer of all the veterinary business customers’ information belonging to USC or in USC’s control and possession and USC’s know how, information and expertise regarding the veterinary business. Pursuant to the agreement, the buyer agreed to pay the Company, for any sales of products in USC’s veterinary products list or equivalent products made to the customers included in the agreement during the five-year period after the date of the agreement, an amount equal to twenty percent (20%) of the amount actually collected by the buyer on such sales during the period ending three months after the end of such five year period. The Company did not record a receivable related to the variable consideration as it was deemed immaterial.

Discontinued operations comprise those activities that were disposed of during the period, abandoned or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that was previously distinguished as Compounded Pharmaceuticals segment for operational and financial reporting purposes in prior reported financial statements.

Assets Held for Sale

The Company considers assets to be held for sale when management approves and commits to a plan to actively market the assets for sale at a reasonable price in relation to its fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company ceases to record depreciation and amortization expenses and measures the assets at the lower of their carrying value or estimated fair value less costs to sell. Assets held for sale are included as other current assets in the Company’s consolidated balance sheets and the gain or loss from sale of assets held for sale is included in the Company’s general and administrative expenses.

The major assets and liabilities associated with discontinued operations included in our condensed consolidated balance sheets are as follows:

	September 30, 2021	December 31 2020
Carrying amounts of major classes of assets included as part of discontinued operations

Cash and Cash Equivalents	$78,034	$106,410
Accounts Receivable, net	202,697	850,636
Inventories	121,900	1,888,865
Fixed Assets, Held for Sale	6,888,118	7,088,715
Intangible Assets, net	—	6,280,010
Goodwill	—	868,412
Right-of-Use Assets	—	573,998
Other Assets	34,559	182,471
Less: Loss recognized on classification as held for sale	(2,177,844)	—
Total assets of the disposal group classified as discontinued operations in the statement of financial position	$5,147,464	$17,839,517

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts Payable	798,017	1,711,613
Accrued Other Expenses	659,162	883,900
Lease Liabilities	455,206	581,362
Contingent Loss Liability	410,000	—
Deferred Revenue	—	70
Bank Loans - Building	—	2,067,213
Deferred Tax Liability, net	112,530	112,530
Total liabilities of the disposal group classified as discontinued operations in the statement of financial position	$2,434,915	$5,356,688

The revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,
	2021	2020
Major line items constituting pretax loss of discontinued operations
REVENUE, net	$705,143	$3,432,436
COST OF GOODS SOLD	(1,882,558)	(2,232,256)
Gross Loss	(1,177,415)	1,200,180

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,457,162)	(2,485,272)
RESEARCH AND DEVELOPMENT	(42,076)	(51,664)
Impairment Expense – Intangible Assets	(3,835,158)	—
Impairment Expense – Goodwill	(868,412)	—
Impairment Expense – Inventory	(837,414)	—
Impairment Expense – Right of Use Asset	(448,141)	—
Loss from Held for Sale Classification	(2,177,844)	—
	(11,843,622)	(1,336,756)
OTHER INCOME (EXPENSE)
Interest Expense	—	(44,321)
Interest Income	8,619	21,862
Gain on Sale of Assets to Fagron	4,636,702	—
Other Income	5,659	—
Net Loss from discontinued operations before income taxes	$(7,192,642)	$(1,359,215)

	Nine Months Ended September 30,
	2021	2020
Major line items constituting pretax loss of discontinued operations
REVENUE, net	$6,216,826	$10,793,269
COST OF GOODS SOLD	(5,753,658)	(7,029,950)
	463,168	3,763,319

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(7,055,739)	(7,880,920)
RESEARCH AND DEVELOPMENT	(89,710)	(211,380)
Impairment Expense – Intangible	(3,835,158)	—
Impairment Expense – Goodwill	(868,412)	(3,143,200)
Impairment Expense – Inventory	(837,414)	—
Impairment Expense – Right of Use Asset	(448,141)	—
Impairment Expense – Fixed Assets	(9,346)	—
Loss from Held for Sale Classification	(2,177,844)	—
	(14,858,596)	(7,472,181)
OTHER INCOME (EXPENSE)
Interest Expense	(70,903)	(114,042)
Interest Income	34	28,882
Gain on Sale of Assets to Fagron	4,636,702	—
Other Income	26,398	—
Net Loss from discontinued operations before income taxes	$(10,266,365)	$(7,557,341)

Discontinued Operations - Impairments

Impairment of Intangibles - In the third quarter of 2021, USC’s intangible assets were fully impaired as a result of the decision to wind down and cease USC’s operations. Prior to that impairment, approximately $1,856,000 of USC’s customer relationships intangible asset was allocated to the asset sale to Fagron. That amount is recorded within the gain from sale of assets of discontinued operations. The remaining intangibles had a carrying balance of approximately $3,835,000, which were fully impaired during the three months ended September 30, 2021. USC’s intangible assets had a carrying value of approximately $0 and $6,280,000 at September 30, 2021 and December 31, 2020, respectively.

Impairment of Goodwill—In the third quarter of 2021, USC’s Goodwill was completely impaired, since there are no more expected future cash flows relating to USC’s Goodwill as a result of the decision to wind down and cease operations. USC recognized an impairment expense of approximately $868,000 related to USC’s Goodwill for the three months ended September 30, 2021. The carrying value of Goodwill at September 30, 2021 and December 31, 2020 was $0 and $868,412, respectively.

Loss from Held for Sale Classification— In the third quarter of 2021, USC’s fixed assets were impaired as a result of the decision to wind down and cease operations. USC determined that the fair value, less costs to sell, of the disposal group was lower than the book values of certain assets, thus USC recorded fixed asset impairments related to the held for sale classification of approximately $2,178,000 for the three and nine months ended September 30, 2021. The Company made certain estimates and relied on its appraisals, vendor quotes, and its judgement in order to estimate the fair value of USC’s fixed assets and believes USC’s fixed assets are fairly valued as of September 30, 2021. Due to the nature of estimates, the actual amounts realized upon sale may be more than or less than estimated fair value of the fixed assets. Any difference will be recognized as a gain or loss in discontinued operations of future financial statements.

Impairment of Right of Use (ROU) Assets—In the third quarter of 2021, USC’s ROU assets related to leases were impaired as a result of the decision to wind down and cease operations. USC determined that the future expected cash flows to be generated by those ROU assets were $0, thus USC recorded a full impairment totaling approximately $448,000 in the third quarter of 2021. The balance of USC’s ROU assets at September 30, 2021 and December 31, 2020 was $0 and $573,998, respectively.

Impairment of Inventory—In the third quarter of 2021, USC’s Inventory was impaired as a result of the decision to wind down and cease operations. USC determined that certain inventories needed to be destroyed or that the net realizable value (NRV) for certain inventories was lower than cost, resulting in an impairment expense recognition of approximately $837,000 related to its inventory for the three months and nine months ended September 30, 2021. Approximately $598,000 of the impairment was related to chemicals and non-sellable finished goods that were destroyed, and approximately $239,000 of the impairment was related to devices which were impaired based on a NRV analysis that showed the device costs exceeded recent sales prices. The balance of USC’s inventory at September 30, 2021 and December 31, 2020 was $121,900 and $1,888,865, respectively.

Inventories at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Finished Goods	$—	$1,166,198
Devices	121,900	722,667
	$121,900	$1,888,865

Reserve for obsolescence as of September 30, 2021 and December 31, 2020 was approximately $0 and $191,000, respectively.

Restructuring Costs

Due to the facts and circumstances detailed above, the Company has identified three major types of restructuring activities related to the disposal of USC in addition to the $8.2 million of asset impairments detailed above. These three types of activities are employee terminations, contract termination costs, and chemical destruction costs. For those restructuring activities, the Company recorded approximately $827,000 for employee termination costs, approximately $410,000 for contract termination costs, and approximately $294,000 for chemical destruction costs for the three and nine months ended September 30, 2021 within selling, general and administrative expenses of discontinued operations. The Company expects the remaining restructuring costs of approximately $93,000 for employee termination costs and approximately $127,000 for chemical destruction costs to be incurred by the end of the fourth quarter of 2021. The estimated amount of approximately $410,000 of contract termination cost was related to the termination of a contract between USC and a vendor. The amount for contract termination cost was recorded as a loss contingency as the Company believes a loss is probable and can be reasonably estimated. The Company records accruals for loss contingencies associated with legal matters when the Company determines it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. Where a material loss contingency is reasonably possible and the reasonably possible loss or range of possible loss can be reasonably estimated, U.S. GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. The following summarizes the restructuring activities and their related accruals as of September 30, 2021:

	Employee	Contract	Chemical
	Termination Costs	Termination Cost	Destruction Costs	Total
Balance at December 31, 2020	$-	$-	$-	$-
Restructuring charges	826,523	410,000	293,554	1,530,077
Payments	(610,523)	-	(47,056)	(657,579)
Balance at September 30, 2021	$216,000	$410,000	$246,498	$872,498

The liabilities of approximately $216,000 related to employee termination costs and approximately $227,000 related to chemical destruction costs were recorded in accrued other expenses of discontinued operations. The liability of approximately $410,000 related to contract termination costs was recorded in contingent loss liability of discontinued operations. The liability of approximately $19,000 related to chemical destruction costs was recorded in accounts payable of discontinued operations.

Discontinued Operations - Debt

Building Loan

In connection with the sale of certain USC assets to Fagron, the Company paid to the lending bank the outstanding principal balance, accrued unpaid interest and other obligations under the Company’s loan agreement, promissory note and related loan documents relating to the outstanding building loan relating to the building and property on which USC’s offices are located.

As of September 30, 2021 and December 31, 2020, the outstanding principal balance owed on the applicable note was approximately $0 and $2,067,000, respectively.

Note 3: Revenues

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Adamis is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease. The Company’s USC subsidiary provides compounded sterile prescription medications and certain nonsterile preparations and compounds, for human and veterinary use by patients, physician clinics, hospitals, surgery centers, vet clinics and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables.

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

Revenue

The Company outsources the manufacturing of the SYMJEPI product to third party manufacturers who bear the responsibility of maintaining a suitable environment as governed by specific regulatory and quality requirements.  The Company’s revenues relating to its FDA approved product SYMJEPI are dependent on an exclusive distribution agreement with USWM, which replaced the previous Sandoz Agreement in May 2020.

Deferred Revenue

Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations.  The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers.   For the three months ended September 30, 2021 and 2020, $25,000 and $462,500 of the revenues recognized were reported as deferred revenue as of June 30, 2021 and 2020, respectively, and for the nine months ended September 30, 2021 and 2020, $75,000 and $900,000 of the revenues recognized were reported as deferred revenue as of December 31, 2020, and 2019, respectively. Included in the deferred revenue at September 30, 2021 and December 31, 2020 was $875,000 and $950,000, respectively, relating to the non-refundable upfront payment received from USWM pursuant to the USWM Agreement. On May 11, 2020, the Company entered into a termination agreement with Sandoz which resulted in the acceleration of recognition of the upfront payment from Sandoz revenue over the transition service agreement period.

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

In 2018, the Company capitalized the $2.0 million fee paid to a financial advisor as an incremental cost of obtaining a contract to commercialize and distribute the Company’s first FDA approved product SYMJEPI with Sandoz.   On May 11, 2020, the Company entered into a termination agreement with Sandoz. As a result of entering into the termination agreement, the Company determined that its financial results for the quarter ending September 30, 2020 included the recognition of a full $1,750,000 impairment of the capitalized cost to obtain a contract that was reflected on its condensed consolidated balance sheet as of March 31, 2020.

Note 4: Inventories

Inventories at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Finished Goods	$—	$892,897
Work-in-Process	—	334,164
Inventories	$—	$1,227,061

Reserve for obsolescence as of September 30, 2021 and December 31, 2020 was approximately $0 and $255,000, respectively.

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

Note 5: Fixed Assets, net

Fixed Assets, net at September 30, 2021 and December 31, 2020 are summarized in the table below:

Description	Useful Life (Years)	September 30, 2021	December 31, 2020
Machinery and Equipment	3 - 7	$4,519,383	$4,072,261
Less: Accumulated Depreciation		(2,817,652)	(1,745,823)
Construction In Progress - Equipment		647,068	171,440
Fixed Assets, net		$2,348,799	$2,497,878

Depreciation expense for the three months ended September 30, 2021 and 2020 was approximately $ 375,000 and $342,000, respectively; and for the nine months ended September 30, 2021 and 2020, depreciation expense was approximately $ 1,072,000 and $978,000, respectively.

Note 6: Leases

The Company has one operating lease for an office space. As of September 30, 2021, the lease has a remaining term of approximately 26 months. The operating lease does not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreement does not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating lease assets and liabilities recognized on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

Right-of Use Assets	September 30, 2021	December 31, 2020
Operating Lease	$731,550	$969,999

Lease Liabilities, Current	September 30, 2021	December 31, 2020
Operating Lease	$343,735	$325,766
Lease Liabilities, Non-Current
Operating Lease	432,018	692,433
Total Lease Liabilities	$775,753	$1,018,199

The amortizable lives of operating and financing leased assets are limited by the expected lease term.

The Company’s lease does not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating and financing lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used incremental borrowing rates as of January 1, 2019 for leases that commenced prior to that date.

The Company’s weighted average remaining lease term and weighted average discount rate for operating and financing leases as of September 30, 2021 and December 31, 2020 were:

September 30, 2021	Operating
Weighted Average Remaining Lease Term	2.17 Years
Weighted Average Discount Rate	3.95%

December 31, 2020	Operating
Weighted Average Remaining Lease Term	2.92 Years
Weighted Average Discount Rate	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheets as of September 30, 2021:

Year Ending December 31,	Operating
Remainder of 2021	$90,710
2022	370,950
2023	349,365
Undiscounted Future Minimum Lease Payments	811,025
Less: Difference between undiscounted lease payments and discounted lease liabilities	35,272
Total Lease Liabilities	$775,753
Short-Term Lease Liabilities	$343,735
Long-Term Lease Liabilities	$432,018

Operating lease expense for the three months ended September 30, 2021 and 2020 was approximately $88,000 and $88,000, respectively; and for the nine months ended September 30, 2021 and 2020, operating lease expense was approximately $265,000 and $265,000, respectively. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $90,000 and $87,000 for the three months ended September 30, 2021 and 2020, respectively; and $269,000 and $262,000 for the nine months ended September 30, 2021 and 2020, respectively.

Note 7: Debt

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

Second Draw PPP Loan

On March 15, 2021, the Company entered into a Note (the “PPP2 Note”) in favor of the Bank, in the principal amount of $1,765,495 relating to funding under a Second Draw loan (the “Second Draw Loan”) pursuant to the terms of the PPP, the CARES Act, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020. Under the terms of the PPP2 Note and Second Draw Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP2 Note is five years, unless sooner provided in connection with an event of default under the PPP2 Note. The Company may prepay the Second Draw Loan at any time prior to maturity with no prepayment penalties. Under the PPP, the proceeds of the Second Draw Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments. The Company may apply for forgiveness of some or all of the Second Draw Loan pursuant to the PPP. In order to obtain full or partial forgiveness of the Second Draw Loan, the borrower must timely request forgiveness, must provide satisfactory documentation in accordance with applicable SBA guidelines, and must satisfy the criteria for forgiveness under the PPP and applicable SBA requirements. If the Company timely applies for forgiveness, payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020, and we will not be obligated to make any payments of principal or interest before the date on which the SBA remits the loan forgiveness amount to the Bank or notifies the Bank that no loan forgiveness is allowed; and the Bank will then notify us of remittance by SBA of the loan forgiveness amount or notify us that the SBA determined that no loan forgiveness is allowed and the date that our first payment is due. Interest will accrue during the deferral period.  The PPP2 Note contains customary events of default relating to, among other things, payment defaults, breaches of representations, warranties or covenants, defaults on other loans with the Bank, failure to disclose material facts or making materially false or misleading representations to the Bank or SBA, certain defaults on other loan agreements or agreements with creditors, bankruptcy or insolvency events, certain change of control events, material adverse changes or events, certain events that the Bank believes may materially affect the Company’s ability to pay the PPP2 Note, and certain other events.

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

Note 8: Fair Value of Financial Instruments

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant liability	$202,299	—	$—	$202,299

Total common stock warrant liabilities	$202,299	$—	$—	$202,299

The fair value measurement of the warrants issued by the Company in February 2020 (the “2020 Warrants”) are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions at September 30, 2021 include the expected volatility of the Company’s stock of approximately 70%, the Company’s stock price at valuation date of $0.97, expected dividend yield of 0.0% and average risk-free interest rate of approximately 0.636%. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments, which are treated as liabilities, as follows:

	2019 Warrant		2020 Warrant
	Number of Warrants	Liability	Number of Warrants	Liability
		(in thousands)		(in thousands)
Balance at December 31, 2020	13,800,000	$2,484,000	8,700,000	$2,001,000
Adoption of ASC 2020-06	(13,800,000)	(2,484,000)	—	—
Change in Fair Value of Warrants at Date of Exercise	—	—	—	7,521,150
Exercise of Warrants	—	—	(8,350,000)	(9,441,650)
Change in Fair Value, March 31, 2021	—	—	—	120,750
Change in Fair Value, June 30, 2021	—	—	—	43,574
Change in Fair Value, September 30, 2021	—	—	—	(42,525)
Balance at September 30, 2021	—	$—	350,000	$202,299

Note 9: Commitments and Contingencies

The Company has a production threshold commitment to a manufacturer of our SYMJEPI products where the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. Maintenance fees for the three months ended September 30, 2021 and 2020 were approximately $0 and $420,000, respectively. Maintenance fees for the nine months ended September 30, 2021 and 2020 were approximately $0 and $1,260,000, respectively.

Contract Termination Cost

In the third quarter of 2021, USC recorded a contingent loss liability of an estimated amount of approximately $410,000 related to the contract termination between USC and a vendor as the Company believes a loss is probable and can be reasonably estimated. The expense related to this liability was recorded in the selling, general and administrative expenses of discontinued operations.

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

Nasdaq Compliance

On May 25, 2021, Nasdaq sent the company a letter notifying the Company that it was no longer in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company had not yet filed its Quarterly Report on Form 10-Q for the period ended March 31,2021. We submitted a plan to regain compliance. In August, we received a notification letter from Nasdaq notifying us that because we had not filed our Quarterly Report on Form 10-Q for the period ended June 30, 2021, as well as the Form 10-Q for the period ended March 31, 2021 (together, the “Form 10-Qs”), we did not comply with NASDAQ Listing Rule 5250(c)(1). Nasdaq subsequently requested that we submit an updated plan to regain compliance, which we submitted, and Nasdaq granted an exception of up to November 22, 2021, to regain compliance.

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

Note 11: Stock-based Compensation, Warrants and Shares Reserved

 At the Company’s 2020 annual meeting of stockholders, the stockholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2020 Plan provides for the grant of cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2020 Plan is 2,000,000 shares. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year during the term of the 2020 Plan, commencing January 1, 2021, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. One of the provisions of the 2020 Plan is that no award may be granted, issued or made under the 2020 Plan until such time as the fair market value of the common stock, which is generally the closing sales price of the common stock on the principal stock market on which the common stock is traded, has been equal to or greater than $3.00 per share (subject to proportionate adjustment for stock splits, reverse stock splits, and similar events) for at least ten consecutive trading days, after which time awards may be made under the 2020 Plan without regard to any subsequent increase or decrease in the fair market value of the common stock. No awards were made pursuant to the 2020 Plan as of September 30, 2021.

On January 1, 2021, pursuant to the 2020 Equity Incentive Plan the number of shares reserved for the issuance of stock awards increased by 4,692,103 shares.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2021:

	2009 Equity Incentive Plan	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2020	6,508,296	$4.29	5.60 years
Options Canceled/Expired	(664,057)	$4.05	—
Total Outstanding Vested and Expected to Vest as of September 30, 2021	5,844,239	$4.32	3.88 years
Vested at September 30, 2021	5,844,239	$4.32	3.88 years

Continuing operations expense related to stock options for the three months ended September 30, 2021 and 2020 was approximately $0 and $208,000, respectively; and for the nine months ended September 30, 2021 and 2020, continuing operations expense related to stock options was approximately $113,000 and $729,000, respectively. Discontinued operations expense related to stock options for the three months ended September 30, 2021 and 2020 was approximately $0 and $62,000, respectively; and for the nine months ended September 30, 2021 and 2020, discontinued operations expense related to stock options was approximately $33,000 and $263,000, respectively. As of September 30, 2021, the compensation expense related to stock options issued under the Company’s 2009 Equity Incentive Plan have been fully recognized.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 5,844,239 and 6,508,296 stock options outstanding at September 30, 2021 and December 31, 2020 was $0, respectively. The aggregate intrinsic value of 5,844,239 and 6,397,703 stock options exercisable at September 30, 2021 and December 31, 2020 was $0, respectively.

Restricted Stock Units

The following summarizes the stock option activity for the nine months ended September 30, 2021 below:

	Number of Shares/Units	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2020	2,136,893	$3.64
RSUs Vested During the Period	(66,462)	$3.04
RSUs Forfeited During the Period	(323,307)	$3.34
Non-vested RSUs as of September 30, 2021	1,747,124

Expense related to RSUs for the three months ended September 30, 2021 and 2020 was approximately $153,000 and $829,000, respectively; and for the nine months ended September 30, 2021 and 2020, expense related to RSUs was approximately $1,683,000 and $2,440,000, respectively. For the three months and nine months ended September 30, 2021 and 2020, there was no RSU related expense within discontinued operations. As of September 30, 2021, the unamortized compensation expense related to RSUs options was approximately $1,858,000 and will be recorded as compensation expense in 1.61 years. The recorded expense related to RSUs for the three months ended September 30, 2021 was reduced by approximately $488,000, due to the termination of employees during the quarter ended September 30, 2021. The Company accounts for forfeiture as they occur and reduces the compensation cost at the time of forfeiture.

Warrants

The following table summarizes warrants outstanding at September 30, 2021 and December 31, 2020:

September 30, 2021	Warrant Shares		Exercise Price Per Share	Date Issued		Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007		November 15, 2021
2019 Warrants	13,794,000	**	$1.15	August 5, 2019		August 5, 2024
2020 Warrants	350,000	***	$0.70	February 25, 2020	*	September 3, 2025
Total Warrants	14,202,824

*

On September 3, 2020, the Company’s stockholders approved an increase in the number of authorized shares of common stock sufficient to permit exercise in full of all the 2020 warrants, and as a result, the warrants are exercisable effective September 3, 2020.

**	The Company adopted ASU 2020-06. See Note 8 in the Company’s March 31, 2021 10-Q.
***	As of September 30, 2021, the fair value of the warrant liability related to the 2020 Warrants was $ 202,299. See Note 8.

December 31, 2020	Warrant Shares		Exercise Price Per Share	Date Issued		Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007		November 15, 2021
Preferred Stock Series A-1 Warrants	1,183,432		$4.10	January 26, 2016		January 26, 2021
Preferred Stock Series A-2 Warrants	192,414		$2.90	July 11, 2016		July 11, 2021
2016 Common Stock Warrants, Private Placement	700,000		$2.98	August 3, 2016		August 3, 2021
2019 Warrants	13,800,000	**	$1.15	August 5, 2019		August 5, 2024
2020 Warrants	8,700,000	***	$0.70	February 25, 2020	*	September 3, 2025
Total Warrants	24,634,670

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

At September 30, 2021, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, vesting of RSUs and options and other awards under the 2009 Equity Incentive Plan, as follows:

Warrants	14,202,824
RSU	1,747,124
2009 Equity Incentive Plan	5,844,239
Total Shares Reserved	21,794,187

 Note 12: Subsequent Events

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

General

Company Overview

Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease. Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI™ (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; SYMJEPI (epinephrine) Injection 0.15mg, which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; ZIMHI™ (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the FDA in October 2021 for the treatment of opioid overdose; and Tempol, an investigational drug. In June 2020, we entered into a license agreement with a third party to license rights under patents, patent applications and related know-how of the licensor relating to Tempol. The exclusive license includes the worldwide use under the licensed patent rights and related rights for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection, as well as the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer. We have commenced Phase 2/3 clinical trial start-up activities to examine the safety and efficacy of Tempol in COVID-19 patients early in the infection, and on September 2, 2021, we announced the initiation of patient dosing in the trial. Our goal is to create low-cost therapeutic alternatives to existing treatments. Consistent across all specialty pharmaceuticals product lines, we intend to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

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

On January 28, 2021, we announced that in collaboration with the Human Immune Monitoring Center at Stanford University we conducted a study to investigate the effects of Tempol on immune cells from COVID-19 patients, and that preliminary data from that study showed that Tempol decreased cytokines from stimulated cells from COVID-19 patients. On August 24, 2021, we announced that an article reporting on the study and study results was published in the peer reviewed journal Clinical Immunology.  In March 2021, we announced that in studies conducted at Galveston National Laboratory, University of Texas Medical Branch, hamsters challenged with the virus that causes COVID-19 (SARS-CoV-2) showed decreased inflammation in the lungs when treated with Tempol compared to controls. We intend to continue to explore the availability of government and/or non-government funding to help support study the efficacy of Tempol as a therapeutic treatment for COVID-19. We also continue to explore options regarding the funding and design of a clinical study to examine the effects of Tempol for other clinical indications including, but not limited to, the treatment of methamphetamine use disorder, and are engaged in additional activities intended to support an IND to begin such a study

US Compounding, Inc. Agreement

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

The costs associated with providing termination payments to USC employees, employee salaries and incentive payments during a transition period after the effective date of the sale of the Assets, severance or other termination benefits or payments in connection with workforce reduction and termination of employment, and payments anticipated to be made pursuant to retention agreements or incentive agreements with certain employees is approximately $1.6 million. The substantial majority of the cash payments related to personnel-related restructuring charges were paid and will be paid during the third and fourth quarters of 2021. The charges that the company incurred in connection with the workforce reduction and winding down of operations of USC are actual expenses. In addition, as part of the restructuring, the company and USC intend to sell or dispose of tangible assets relating to USC’s business, including equipment, building and property. The company expects to incur commissions and other costs associated with the sale or other disposition of certain of such assets.

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

Going Concern and Management’s Plan

The financial statements included elsewhere herein for the nine months ended September 30, 2021, and our financial statements for the year ended December 31, 2020 and 2019, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of September 30, 2021, we had cash and cash equivalents and restricted cash of approximately $28.8 million, an accumulated deficit of approximately $269.3 million, and liabilities of approximately $10.6 million. We have incurred substantial recurring losses from operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In January and February 2021, the company issued common stock upon exercise of investor warrants, as a result, the company received a total of approximately $5,852,000 and the warrant holders received 8,356,000 shares of common stock. On February 2, 2021, the company completed the closing of an underwritten public offering of 46,621,621 shares of common stock at a public offering price of $1.11 per share, which included 6,081,081 shares pursuant to the full exercise of the over-allotment option granted to the underwriters, resulting in net proceeds of approximately $48.4 million. In March 2021, we received approximately $1.8 million of debt funding that we obtained under the Second Draw Loan pursuant to the terms of the PPP, the CARES Act, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020. However, we may need additional funding in the future to continue operations, satisfy our obligations including any expenses that may arise in the future relating to matters in Part II, Item 1 - Legal Proceedings, fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates.

The above conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein for the nine months ended September 30, 2021, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to our future business as described elsewhere herein, which may preclude us from realizing the value of certain assets. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Without additional funds in the future from debt or equity financing, sales of assets, sales or out-licenses of intellectual property, products, product candidates or technologies, or from a business combination or a similar transaction, after expenditure of our existing cash resources and revenues from existing agreements and sales of prescription compounded formulations, we would exhaust our resources and be unable to continue operations.

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

Results of Operations

Three Months Ended September 30, 2021 and 2020

Revenues. Revenues of our Drug Development and Commercialization business conducted by Adamis were approximately $760,000 and $868,000 for the three months ended September 30, 2021 and 2020, respectively. Revenue relating to the sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg decreased approximately $108,000.

Cost of goods sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. Cost of goods sold of our Drug Development and Commercialization business conducted by Adamis was approximately $1,236,000 and $1,414,000 for the three months ended September 30, 2021 and 2020, respectively. The gross loss percentage for the three-months ended September 30, 2021 was approximately 63% compared to approximately 63% for the three-months ended September 30, 2020. Cost of goods sold for the third quarter of the 2021 period compared to the comparable period of 2020 decreased primarily due to the decrease of approximately $402,000 for maintenance fees and other related expenses associated with the production of SYMJEPI, offset by an increase of approximately $224,000 in SYMJEPI direct materials costs.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of depreciation and amortization, professional fees which include legal, accounting and audit fees, consulting and employee compensation. SG&A expenses of our Drug Development and Commercialization business conducted by Adamis for the three months ended September 30, 2021 and 2020 were approximately $4,794,000 and $3,309,000, respectively. The increase was primarily attributable to an increase in professional fees of approximately $1,677,000 mainly due to legal matters, approximately $700,000 for a fee payable to the financial advisor related to the sale of non-financial assets to Fagron, and approximately $119,000 increase for other SG&A expenses, partially offset by a decrease in compensation related expenses of approximately $769,000 largely attributed to stock-based compensation expense forfeiture credits related to employee terminations and decreased stock compensation expenses as a result of the completion of vesting of a significant amount of option grants in February 2021, and an approximately $242,000 decrease in depreciation and amortization as a result of the write-off of the DPI intangible asset in the fourth quarter of 2020 that eliminated amortization expense in future periods.

Research and development expenses. Our research and development, or R&D, costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses of our Drug Development and Commercialization business conducted by Adamis were approximately $4,620,000 and $1,648,000 for the three months ended September 30, 2021 and 2020, respectively. Approximately $3,643,000 of the increase in R&D expenses for the three months ended September 30, 2021, compared to the comparable 2020 period was related to increased development spending on Tempol and ZIMHI, offset by a decrease of development spending of approximately $214,000 for SYMJEPI and other projects. In addition, wages, benefits, and other compensation expenses for research and development employees decreased approximately $457,000 during the three-months ended September 30, 2021, compared to the comparable 2020 period, largely attributed to decreased stock compensation expenses as a result of the completion of vesting of a significant amount of option grants through February 2021.

Loss on derecognition of inventory. Approximately $330,000 was recorded for a loss on derecognition of inventory returned to our supplier. The supplier agreed to repurchase the inventory at an amount lower than our cost.

Other Income (Expense). Other Income (Expenses) consists primarily of interest income, interest expense, and changes to the fair value of warrant liabilities. Other income (expense) for the three months ended September 30, 2021 and 2020 was approximately $5,052,000 and ($4,500,000), respectively. The increase in other income (expense) during the three-month period in 2021, compared to the same period in 2020, was primarily due to a gain of approximately $4,542,000 associated with the change in fair value of warrants, an approximately $5,010,000 gain on forgiveness of the PPP1 and PPP2 loans.

Loss from Discontinued Operations. The Company recorded a net loss from discontinued operations of approximately $7,193,000 related to its US Compounding Inc. subsidiary in the three months ending September 30, 2021. The main components of that loss were asset impairments totaling approximately $8,167,000 primarily related to adjustments associated with the winding down of the business of USC. Also contributing to that loss was gross loss of approximately $1,177,000, approximately $2,499,000 of other operating expenses, partially offset by approximately $4,637,000 of gain from the sale of non-financial asset to Fagron, approximately $8,000 for interest income, and other income of approximately $5,000. The process of winding down the remaining business of USC could require us to incur significant expenses or pay significant amounts in connection with or relating to the termination of employment of USC’s employees, the disposition of remaining USC assets, or the resolution of outstanding obligations, liabilities, or current or future claims or proceedings relating to the USC business.  In addition, we could be required to pay significant fines, penalties or other amounts as a result of proceedings by federal or state regulatory authorities relating to the business and operations of USC.

Nine Months Ended September 30, 2021 and 2020

Revenues. Revenues of our Drug Development and Commercialization business conducted by Adamis were approximately $3,368,000 and $2,097,000 for the nine months ended September 30, 2021 and 2020, respectively. Revenue relating to the sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg increased approximately $1,271,000 primarily due to the sales and marketing initiatives of our distribution partner, USWM, when compared with the comparable 2020 period.

Cost of Goods Sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. Cost of goods sold of our Drug Development and Commercialization business conducted by Adamis was approximately $4,877,000 and $4,987,000 for the nine-months ended September 30, 2021 and 2020, respectively. The gross loss percentage for the nine-months ended September 30, 2021 was approximately 45% compared to approximately 138% for the nine-months ended September 30, 2020. Cost of goods sold for the quarter ended September 30, 2021 compared to the comparable period of 2020 decreased approximately $110,000, primarily due to an approximately $1,189,000 decrease in maintenance fees and other related expense, partially offset by increased direct material costs of $1,079,000.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of depreciation and amortization, professional fees which include legal, accounting and audit fees, consulting and employee compensation. SG&A expenses of our Drug Development and Commercialization business conducted by Adamis for the nine months ended September 30, 2021 and 2020 were approximately $13,247,000 and $9,621,000, respectively. The increase was primarily attributable to professional fees of approximately $4,611,000 mainly due to legal expenses, approximately $700,000 for a fee payable to the financial advisor related to the sale of non-financial assets to Fagron, and approximately $82,000 increase in other administrative costs, partially offset by a decrease of approximately $1,039,000 of compensation related expenses largely attributable to decreased stock compensation expenses as a result of the completion of vesting of a significant amount of option grants through February 2021 and also stock-based compensation expense forfeiture credits related to employee terminations, and an approximately $728,000 decrease in depreciation and amortization as a result of the write-off of the DPI intangible asset in the fourth quarter of 2020 that eliminated amortization expense in future periods.

 Research and Development Expenses. Our research and development, or R&D, costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses of our Drug Development and Commercialization business conducted by Adamis were approximately $9,067,000 and $6,611,000 for the nine months ended September 30, 2021 and 2020, respectively. Approximately $3,302,000 of the increase in R&D expenses for the nine months ended September 30, 2021, compared to the comparable 2020 period was related to increased development spending on Tempol and ZIMHI, offset by decreased development spending of approximately $98,000 in development spending for other projects and SYMJEPI. In addition, wages, benefits, and other compensation expenses for research and development employees decreased approximately $748,000 during the nine-months ended September 30, 2021, compared to the comparable 2020 period, largely attributed to decreased stock compensation expenses as a result of the completion of vesting of a significant amount of option grants through February 2021.

Loss on derecognition of inventory. Approximately $330,000 was recorded for a loss on derecognition of inventory returned to our supplier. The supplier agreed to repurchase the inventory at an amount lower than our cost.

Impairment Expense, Contract Costs.  Impairment expenses of contract costs for the nine months ended September 30, 2021 and 2020 were approximately $0 and $1,750,000, respectively.  As a result of entering into the Termination Agreement with Sandoz, our financial results for the nine-months ending September 30, 2020, included an impairment of the Adamis capitalized cost to obtain a contract of $1,750,000.

Other Income (Expense). Other Income (Expenses) consists primarily of interest income, interest expense, changes to the fair value of warrant liabilities, and other transactions. Other income (expense) for the nine months ended September 30, 2021 and 2020 was approximately ($2,635,000) and $(3,103,000), respectively. The decrease in other income (expense) during the nine month period in 2021, compared to the same period in 2020, was primarily due to the increase of other expense of approximately $4,509,000 associated with the change in fair value of warrants, a decrease in interest income of approximately $30,000, offset by an approximately $5,010,000 gain on forgiveness of the PPP1 and PPP2 loans, and an increase of interest expense of approximately $3,000.

    Loss from Discontinued Operations. The Company recorded a net loss from discontinued operations of approximately $10,266,000 related to US Compounding in the nine months ending September 30, 2021. The main component of that loss were asset impairments totaling approximately $8,176,000 primarily related to adjustments associated with the winding down of the business of USC. Also contributing to that loss was approximately $7,145,000 of SG&A and R&D operating expenses, approximately $71,000 of interest expense, partially offset by approximately $4,637,000 of gain from the sale of non-financial asset to Fagron, approximately $463,000 gross profit on sales and approximately $26,000 of other income. The process of winding down the remaining business of USC could require us to incur significant expenses or pay significant amounts in connection with or relating to the termination of employment of USC’s employees, the disposition of remaining USC assets, or the resolution of outstanding obligations, liabilities, or current or future claims or proceedings relating to the USC business.  In addition, we could be required to pay significant fines, penalties or other amounts as a result of proceedings by federal or state regulatory authorities relating to the business and operations of USC.

Liquidity and Capital Resources

We have incurred net losses from our continuing and discontinued operations of approximately $37.1 million and $31.5 million for the nine months ended September 30, 2021 and 2020, respectively. Since inception, and through September 30, 2021, we have an accumulated deficit of approximately $269.3 million. Since inception and through September 30, 2021, we have financed operations principally through debt financing and through public and private issuances of common stock, preferred stock and warrants. In January and February 2021, the company issued common stock upon exercise of investor warrants, the company received a total of approximately $5,852,000 and the warrant holders received 8,356,000 shares of common stock. On February 2, 2021, the company completed the closing of an underwritten public offering of 46,621,621 shares of common stock at a public offering price of $1.11 per share, which included 6,081,081 shares pursuant to the full exercise of the over-allotment option granted to the underwriters, resulting in net proceeds of approximately $48.4 million.

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

As of September 30, 2021, our continuing operations had cash and cash equivalents of approximately $28.7 million.  Total assets were approximately $45.1 million and $30.9 million as of September 30, 2021 and December 31, 2020 respectively.   Current assets exceeded current liabilities by approximately $32.7 million as of September 30, 2021.

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020, was approximately $31.1 million and $15.5 million, respectively. Net cash used in operating activities increased primarily due to the increase in operating losses and the payment of contingent loss liability in 2021 as compared to 2020. Following the winding up of the business of USC and sale or other disposal of its assets, the company believes, based on USC’s historical financial results, that there could be a cash benefit to the company as a result of not having to provide continued cash funding to help support USC’s business operations. The company estimates that it provided cash to help support USC’s business operations of approximately $1,130,000 per quarter in 2020, and approximately $1,240,000 per quarter for the nine months ended September 30, 2021 excluding, for that period, expenses associated with the winding down of USC’s business.

Net cash used in investing activities was approximately $882,000 and $965,000 for nine months ended September 30, 2021 and 2020, respectively. The net cash used in investing activities decreased primarily due to the decrease in IPR&D purchases and cash received on sale of assets; partially offset by the purchase of additional equipment during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Net cash provided in financing activities was approximately $54.0 million and $20.0 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash flows provided by financing activities increased for the period ended September 30, 2021 primarily due to the issuance of common stock, exercise of  warrants and Second Draw Loan under PPP.  In the nine months ended of 2020, net cash used in financing activities consisted primarily of issuance of common stock and the initial draw of PPP Loan.

 As noted above under the heading “Going Concern and Management Plan,” through September 30, 2021, Adamis has incurred substantial losses. The availability of any required additional funding cannot be assured. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations. Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional specialty pharmaceutical products and begin to realize revenues from sales of such additional products, and during this period Adamis could require additional funds. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. The company will be required to devote additional cash resources, which could be significant, in order to continue development and commercialization of our product candidates and to support our other operations and activities. As a result of the COVID-19 pandemic and actions taken to slow its spread, or other factors, there can be no assurance that deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.

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

Except for the net assets affected by the discontinued operations, as discussed above under the heading “Loss from Discontinued Operations” and in Note 2 to the accompanying financial statements included in this Quarterly Report on Form 10-Q, the company’s critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 have not materially changed.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the accompanying financial statements included in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

At September 30, 2021, Adamis did not have any off balance sheet arrangements.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were, in design and operation, not effective at the reasonable assurance level, due to the presence of a material weakness in internal control over financial reporting as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that except as described below and other than the material weakness and the remediation measures described in this Item 4, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting as a result of the COVID-19 pandemic despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to reduce or minimize the impact on their design and operating effectiveness.

Based on the material weakness described below, management has concluded that as of September 30, 2021, our internal control over financial reporting was not effective. We identified a weakness relating to our controls over adherence to certain company policies and procedures relating to hiring, monitoring and supervision of USC’s sales personnel and the activities of such personnel, which were not strictly implemented and observed. We also identified a weakness in controls regarding inadequate oversight by senior management to ensure compliance with and adherence to company policies and procedures by USC sales personnel and to ensure performance of adequate monitoring and supervision of personnel. This control deficiency was assessed as a material weakness as of September 30, 2021.

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

We applied for and obtained loan funding under the PPP pursuant to the PPP Loan and PPP Note, the balance of which has been forgiven, and under the Second Draw PPP Loan  and PPP2 Note in the principal amount of $1,765,495, the balance of which has also been forgiven.    However, even though the PPP Loan and the Second Draw PPP Loan have been forgiven, our PPP loans and applications for forgiveness of loan amounts remain subject to future review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the Company that was part of the PPP loan application process. Accordingly, the Company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan and Second Draw PPP Loan or obtaining forgiveness of those loans.  If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations. If it is determined that the Company was ineligible to receive the PPP Loan and/or the Second Draw Loan, the Company may be required to repay the PPL Loan and Second Draw Loan in its entirety and/or be subject to additional penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

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

*Our development plans concerning our products and product candidates are affected by many factors, the outcome of which are difficult to predict.

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

Goodwill represents the purchase price of acquisitions in excess of the amounts assigned to acquired tangible or intangible assets and assumed liabilities. Goodwill and indefinite lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently, if indicators of impairment exist. Finite lived intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2020, in light of recent events associated with the global spread of COVID-19 and other factors, we performed a goodwill impairment interim review and recorded a charge of approximately $3,143,000 for impairment of goodwill during the first quarter of 2020. As of December 31, 2020, with the continued decline in revenue during 2020 primarily attributable to the COVID-19 pandemic and other factors affecting our Compounded Pharmaceutical reporting unit, we performed a goodwill impairment review and recorded an additional charge of approximately $3,629,000 for impairment of goodwill in 2020. For the year ended December 31, 2020, total goodwill impairment charge recorded was approximately $6,772,000. In addition, as of December 31, 2020, in light of the time and costs involved in further product development efforts and competitive conditions in the relevant markets related to the Taper DPI intellectual property, and our determination not to devote any further substantial financial resources to development of this product candidate or pursue further development efforts regarding this product candidate, we recorded an impairment charge of approximately $2,913,000 for the year ended December 31,2020. In addition, as a result of the transactions contemplated by the USC Agreement and the restructuring activities relating to USC described elsewhere in this Report, our financial results for the quarter ending September 30, 2021, included an impairment of approximately $868,000 to goodwill and approximately $3.8 million relating to the intangible assets of  USC.

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

The market price of our common stock may fluctuate substantially. For example, from January 2019 to September 30, 2021, the market price of our common stock has fluctuated between $0.27 and $3.29. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;
●	the timing of, or delay in the timing of, commercial introduction of any of our product;
●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on products that would compete with our product candidates;
●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	period-to-period fluctuations in our financial results;
●	publicity or announcements regarding regulatory developments relating to our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or potential legal proceeding;
●	the effect of public health crises, pandemics or epidemics, such as the COVID-19 outbreak; or
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

As of September 30, 2021, we had 148,886,141 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of September 30, 2021, we had reserved for issuance 5,844,239 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.32 per share, we had outstanding restricted stock units covering 1,747,124 shares of common stock, and we had outstanding warrants to purchase 14,202,824 shares of common stock at a weighted-average exercise price of $1.17 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

*Exercise of our outstanding warrants may result in dilution to our stockholders.

As of September 30, 2021, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50 per share. As of September 30, 2021, 13,794,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $1.15 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; 350,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.70 per share, that we issued in connection with our private placement of warrants in February 2020.

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

ITEM  2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

10.1	Asset Purchase Agreement effective as of July 30, 2021, by and among the Registrant, US Compounding, Inc. and Fagron Compounding Services, LLC. (1)*+

10.2	Supply Agreement Addendum by and among the Registrant, US Compounding, Inc. and Fagron Compounding Services, LLC. (1)+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on August 5, 2021.
*	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
+	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the Registrant customarily and actually treats the information contained in such portions as private or confidential and such information is not material.

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

