Form 10-Q
period 2022-03-31
Adamis Pharmaceuticals Corp
filed 2022-05-16
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 11, 2022, was 149,733,265.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

 Item 1. Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$17,767,735	$23,220,770
Restricted Cash	30,034	30,023
Accounts Receivable, net	1,516,149	815,565
Receivable from Fagron	3,084,812	5,084,452
Inventories	31,998	418,607
Prepaid Expenses and Other Current Assets	1,082,545	1,313,546
Current Assets of Discontinued Operations, Note 2	4,277,153	4,320,659
Total Current Assets	27,790,426	35,203,622
LONG TERM ASSETS
Fixed Assets, net	2,137,895	2,334,768
Right-of-Use Assets	568,537	650,460
Other Non-Current Assets	52,174	109,137
Total Assets	$30,549,032	$38,297,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,891,462	$3,754,010
Deferred Revenue, current portion	100,000	100,000
Accrued Other Expenses	2,498,731	2,800,241
Accrued Bonuses	353,026	535,624
PPP2 Loan Contingent Loss Liability	1,850,000	—
Product Recall Liability	2,000,000	2,000,000
Lease Liabilities, Current Portion	356,122	349,871
Current Liabilities of Discontinued Operations, Note 2	1,533,781	1,683,246
Total Current Liabilities	13,583,122	11,222,992
LONG TERM LIABILITIES
Deferred Revenue, net of current portion	725,000	750,000
Lease Liabilities, net of current portion	250,361	342,562
Warrant Liabilities, at fair value	90,268	99,655
Total Liabilities	14,648,751	12,415,209
COMMITMENTS AND CONTINGENCIES, see Note 12
STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $0.0001; 10,000,000 Shares Authorized; no shares Issued and Outstanding at March 31, 2022 (Unaudited) and December 31, 2021, respectively.	—	—
Common Stock - Par Value $.0001 ; 200,000,000 Shares Authorized; 150,256,222 and 150,117,219 Issued, 149,733,265 and 149,594,262 Outstanding at March 31, 2022 (Unaudited) and December 31, 2021, respectively	15,026	15,012
Additional Paid-in Capital	304,330,933	303,958,829
Accumulated Deficit	(288,440,428)	(278,085,813)
Treasury Stock - 522,957 Shares, at cost	(5,250)	(5,250)
Total Stockholders’ Equity	15,900,281	25,882,778
Total Liabilities and Stockholders’ Equity	$30,549,032	$38,297,987

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021

REVENUE, net	$1,154,514	$1,393,097
COST OF GOODS SOLD	1,463,582	1,845,237
Gross Loss	(309,068)	(452,140)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,382,696	3,518,052
RESEARCH AND DEVELOPMENT	4,221,525	2,249,744
Loss from Operations	(7,913,289)	(6,219,936)

OTHER INCOME (EXPENSE)
Interest Income	4,148	1,452
Interest Expense	—	(1,884)
Other Expense	(440,000)
Loss on PPP2 loan	(1,850,000)	—
Change in Fair Value of Warrants	9,387	(7,641,900)
Total Other Income (Expense), net	(2,276,465)	(7,642,332)
Net Loss from Continuing Operations	$(10,189,754)	$(13,862,268)
DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations before Income Taxes	(164,861)	(1,516,966)
Income Taxes - Discontinued Operations	—	—
Net Loss from Discontinued Operations	(164,861)	(1,516,966)
Net Loss Applicable to Common Stock	$(10,354,615)	$(15,379,234)
Basic and Diluted (Loss) Per Share:
Continuing Operations	$(0.07)	(0.11)
Discontinued Operations	$—	(0.01)
Basic and Diluted Loss Per share	(0.07)	(0.12)
Basic and Diluted Weighted Average Shares Outstanding	149,617,429	129,463,867

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2022	Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2021	—	$—	150,117,219	$15,012	$303,958,829	522,957	$(5,250)	$(278,085,813)	$25,882,778
Issuance of Restricted Stock Units (RSUs)	—	—	139,003	14	(14)	—	—	—	—
Share Based Compensation	—	—	—	—	372,118	—	—	—	372,118
Net Loss			—	—	—	—	—	(10,354,615)	(10,354,615)
Balance March 31, 2022	—	$—	150,256,222	$15,026	$304,330,933	522,957	$(5,250)	$(288,440,428)	$15,900,281

Three Months Ended March 31, 2021	Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2020	—	$—	94,365,015	$9,437	$238,234,968	522,957	$(5,250)	$(232,257,615)	$5,981,540
Common Stock Issued, Net of Issuance Costs of $3,330,752	—	—	46,621,621	4,661	48,414,585	—	—	—	48,419,246
Exercise of Warrants	—	—	8,356,000	836	15,292,714	—	—	—	15,293,550
Issuance of Restricted Stock Units (RSUs)	—	—	66,462	7	(7)	—	—	—	—
Share Based Compensation	—	—	—	—	879,774	—	—	—	879,774
Net Loss			—	—	—	—	—	(15,379,234)	(15,379,234)
Balance March 31, 2021	—	$—	149,409,098	$14,941	$302,822,034	522,957	$(5,250)	$(247,636,849)	$55,194,876

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,354,615)	$(15,379,234)
Less: Loss from Discontinued Operations	164,861	1,516,966
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Stock Based Compensation	372,118	879,774
Provision for Excess and Obsolete Inventory	(7,421)	194,092
Change in Fair Value of Warrant Liability	(9,387)	7,641,900
(Cash Payments in Excess of Lease Expense) Lease Expense in Excess of Cash	(4,027)	—
Depreciation and Amortization Expense	344,155	327,907
Change in Operating Assets and Liabilities:
Accounts Receivable	(784,524)	42,574
Variable Consideration of Receivable from Fagron	440,000	—
Inventories	394,030	192,256
Prepaid Expenses and Other Current & Non-current Assets	371,905	466,917
Accounts Payable	1,171,894	1,007,334
Operating Leases	—	(1,331)
PPP2 Loan Contingent Loss Liability	1,850,000	—
Deferred Revenue	(25,000)	(25,000)
Accrued Other Expenses and Bonuses	(638,905)	(85,343)
Net Cash Used in Operating Activities of Continuing Operations	(6,714,916)	(3,221,188)
Net Cash Used in Operating Activities in Discontinued Operations	(270,820)	(1,315,565)
Net Cash Used in Operating Activities	(6,985,736)	(4,536,753)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(26,928)	(405,496)
Proceeds from Receivable from Fagron	1,559,640	—
Net Cash Provided by (Used in) Investing Activities of Continuing Operations	1,532,712	(405,496)
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	—	(689)
Net Cash Provided by (Used in) Investing Activities	1,532,712	(406,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	—	51,749,998
Costs of Issuance of Common Stock	—	(3,330,752)
Proceeds from Exercise of Warrants	—	5,851,900
Proceeds of PPP Loan	—	1,765,495
Net Cash Provided by Financing Activities of Continuing Operations	—	56,036,641
Net Cash Used in Financing Activities of Discontinued Operations	—	(25,857)
Net Cash Provided by Financing Activities	—	56,010,784
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(5,453,024)	51,067,846
Cash and Cash Equivalents and Restricted Cash:
Beginning Balance	23,250,793	6,855,355
(Decrease) Increase in Cash and Restricted Cash from Discontinued Operations	—	(292,572)
Ending Balance	$17,797,769	$57,630,629

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021

RECONCILIATION OF CASH & CASH EQUIVALENTS AND RESTRICTED CASH
Cash & Cash Equivalents	$17,767,735	$57,630,629
Restricted Cash	30,034	—
Total Cash & Cash Equivalents and Restricted Cash	$17,797,769	$57,630,629

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Increase (Decrease) in Accrued Capital Expenditures	$120,355	$28,259

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of operations of Adamis Pharmaceuticals Corporation (“the Company”) for any interim periods are not necessarily indicative of the results of operations for any other interim periods or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

For the quarters ended March 31, 2022 and March 31, 2021, and year ended December 31, 2021, the assets, liabilities, income, and cash flows of the Company’s subsidiary, US Compounding, Inc. (“USC”), have been separated from the comparative period amounts to conform to the current period presentation as discontinued operations as the result of the Company’s decision to wind down and cease operations of USC and liquidate its remaining assets. Moreover, for the quarters ended March 31, 2022 and 2021, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued locations, have been aggregated in a single caption entitled “net loss from discontinued operations” in our consolidated statements of operations for all periods presented. See Note 2.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $17,797,769 and $23,250,793 at March 31, 2022 and December 31, 2021, respectively.

The Condensed consolidated financial statements were prepared under the assumption that the Company will continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to the Company’s future business as described below, which may preclude the Company from realizing the value of certain assets.

The Company has significant operating cash flow deficiencies. Additionally, the Company will need additional funding in the future to help support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing and future obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements for the three months ended March 31, 2022, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property or other assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements and sales of prescription compounded formulations. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives. In addition, a severe or prolonged economic downturn, political disruption or pandemic, such as the COVID-19 pandemic, could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.

Basic and Diluted per Share

            The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares outstanding for the three months ended March 31, 2022 and March 31, 2021, consist of outstanding equity classified warrants covering 14,202,824 shares and 15,095,238  shares, respectively, outstanding options covering 4,916,142 shares and 6,431,796  shares, respectively, and outstanding restricted stock units covering 900,000 shares and 2,034,260  shares, respectively.

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

            The Company disposed of a component of its business in August 2021 and met the definition of a discontinued operation as of March 31, 2022. Accordingly, the operating results of the business disposed are reported as loss from discontinued operations in the accompanying unaudited condensed statements of operations for the three month and year ended March 31, 2022 and March 31, 2021. For additional information, see Note 2 - Discontinued Operations and Assets Held for Sale.

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

 Note 2: Discontinued Operations and Assets Held for Sale

         In August 2021, the Company announced an agreement with Fagron Compounding Services, LLC (“Fagron”) to sell to Fagron certain assets of the Company’s subsidiary, US Compounding, Inc. (“USC”), related to the Company’s human compounding pharmaceutical business including certain customer information and information on products sold to such customers by USC, including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products. The agreement includes fixed consideration of approximately $107,000 and variable consideration estimated at approximately $6,385,000, and the Company has recorded a gain of approximately $4,637,000 for the year ended December 31, 2021 within discontinued operations related to this asset sale to Fagron, which was the total estimated consideration net of approximately $1,856,000 of allocated costs related to USC’s customer relationships intangible that was sold to Fagron. The variable consideration is tied to Fagron’s sales to former USC customers over the twelve-month-period commencing on the agreement date. The Company used the expected value method to estimate Fagron’s sales over the twelve-month period following the agreement date. Additionally, the Company relied on historical data and its judgement to make estimates, and as such, the total variable consideration is subject to change as more information becomes available, which would result in adjustments to the receivable from Fagron recorded at December 31, 2021. At March 31, 2022, based on the Company’s evaluation, the estimated variable consideration related to the sale of certain assets to Fagron was reduced by approximately $440,000. The timing of the holidays and the impact of seasonality primarily contributed to the reduction of variable consideration. The Company recognized a loss for the same amount which was included in net loss from continued operations on the Company’s condensed consolidated statement of operations, as the change occurred subsequent to the disposal of  US Compounding business. In connection with the transaction, the Company accrued as of December 31, 2021 and paid in January 2022 a $700,000 liability for a transaction fee payable to a financial advisor which was recorded in selling, general and administrative expenses of continuing operations.

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

            The major assets and liabilities associated with discontinued operations included in our consolidated balance sheets are as follows (unaudited):

            Carrying amounts of major classes of assets included as part of discontinued operations (unaudited):

	March 31, 2022	December 31, 2021
Cash and Cash Equivalents	$23,629	$37,849
Accounts Receivable, net	—	693
Inventories	12,000	12,000
Fixed Assets, net	4,189,648	6,799,090
Other assets	51,875	72,469
Loss recognized on classification as held for sale	—	(2,601,442)
Total assets of the disposal group classified as held for sale in the statement of financial position	$4,277,152	$4,320,659

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts Payable	623,670	681,646
Accrued Other Expenses	84,161	133,313
Lease Liabilities	370,020	412,357
Contingent Loss Liability	410,000	410,000
Deferred Tax Liability	45,930	45,930
Total liabilities of the disposal group classified as held for sale in the statement of financial position	$1,533,781	$1,683,246

             The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows (unaudited):

	Three-Months Ended March 31,
	2022	2021
Major line items constituting pretax profit (loss) of discontinued operations
REVENUE, net	$—	$2,775,853
COST OF GOODS SOLD	—	(1,857,129)
Gross Profit	—	918,724

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(172,472)	(2,401,422)
RESEARCH AND DEVELOPMENT	—	(11,578)
OTHER INCOME (EXPENSE)
Interest Expense	—	(37,441)
Interest Income	11	14,751
Gain from asset disposal	7,600	—
Loss from discontinued operations before income taxes	(164,861)	(1,516,966)
Income tax benefit	—	—
Loss from discontinued operations after income taxes	$(164,861)	$(1,516,966)

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

 Discontinued Operations - Lease

              USC has two operating leases, one for an office space and one for office equipment. As of March 31,2022 the leases have remaining terms between more than one year and less than four years. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants. The Company leases a building which requires monthly base rent of $10,824 through December 31, 2023.

             As part of the restructuring process to wind down and cease the operations at USC, the Company is working to cancel or transfer the leases of the discontinued operations. During the year ended December 31, 2021, the Right-of-Use assets related to the leases of approximately $448,000 were fully impaired because there is no benefit expected from the subject leases. As of December 31, 2021, and March 31, 2022 the liabilities of the discontinued operations included approximately $412,000 and $370,000 in lease liabilities, respectively.

Discontinued Operations - Restructuring Costs

            Due to the facts and circumstances detailed above, the Company has identified three major types of restructuring activities related to the disposal of USC. These three types of activities are employee terminations, contract termination costs, and chemical destruction costs. For those restructuring activities, the Company recorded approximately $920,000 for employee termination costs, approximately $410,000 for contract termination costs, and approximately $422,000 for chemical destruction costs for the year ended December 31, 2021 within selling, general and administrative expenses of discontinued operations. The estimated amount of approximately $410,000 of contract termination cost was related to the termination of a contract between USC and a vendor. The amount for contract termination cost was recorded as a loss contingency as the Company believes a loss is probable and can be reasonably estimated.

         As of March 31, 2022 and December 31, 2021, the outstanding liabilities related to the contract termination costs recorded in contingent loss liability of discontinued operations was approximately $410,000, respectively. As of March 31, 2022 and December 31, 2021, the outstanding liabilities related to chemical destruction costs recorded in accounts payable of discontinued operations was approximately $3,000.

 Discontinued Operations - Building Loan

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

          As of  March 31, 2022 and December 31, 2021, the outstanding principal balance owed on the applicable note was  $0 and $0 , respectively. The loan currently bore an interest of 6.00% per year and interest expense for the quarter ended March 31, 2022  and March 31, 2021 was approximately $0 and $37,000, respectively. The amount of interest allocated to the discontinued operations was based on the legal obligations of USC.

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Adamis is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease. The Company’s subsidiary US Compounding, Inc. or USC, provided compounded sterile prescription medications and certain nonsterile preparations and compounds, for human and veterinary use by patients, physician clinics, hospitals, surgery centers, vet clinics and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables.  In July 2021, the Company sold certain assets relating to USC’s human compounding pharmaceutical business and approved a restructuring process to wind down the remaining USC business and sell, liquidate or otherwise dispose of the remaining USC assets.  Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer selling compounded pharmaceutical or veterinary products.

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

Exclusive Distribution and Commercialization Agreement for SYMJEPI and ZIMHI with US WorldMeds

 On May 11, 2020, the Company also entered into an exclusive distribution and commercialization agreement (the “USWM Agreement”) with USWM for the United States commercial rights for the SYMJEPI products, as well as for the Company’s ZIMHI™ (naloxone HCI Injection, USP) 5mg/0.5mL product  intended for the emergency treatment of opioid overdose.

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

Revenue

The Company outsources the manufacturing of the SYMJEPI and ZIMHI products to third party manufacturers who bear the responsibility of maintaining a suitable environment as governed by specific regulatory and quality requirements.  The Company’s revenues relating to its FDA approved products SYMJEPI and ZIMHI are dependent on an exclusive distribution agreement with USWM.

Product Recall

              As disclosed elsewhere in this Report, on March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level, due to the potential clogging of the needle preventing the dispensing of epinephrine. USWM will handle the entire recall process for the Company, with Company oversight. SYMJEPI is manufactured and tested for us by Catalent Belgium S.A.  The costs of the recall and the allocation of costs of the recall, including the costs to us resulting from the recall, were estimated at approximately $2.0 million; moreover, the recall could cause the Company to suffer reputational harm, depending on the resolution of matters relating to the recall could result in the Company incurring financial costs and expenses which could be material, could adversely affect the supply of SYMJEPI products until manufacturing is resumed, and depending on the resolution of matters relating to the recall could have a material adverse effect on our business, financial condition, and results of operations.

             Our consolidated financial statements for the year ended December 31, 2021, included and reflect a reserve of approximately $2.0 million associated with the recall. The reserve was recorded as a reduction of net sales because we expect to offer the customers a cash refund or credit. The Company may be able to be reimbursed by certain third parties for some of the costs of the recall under the terms of its manufacturing agreements, but there are no assurances regarding the amount or timing of any such recovery.

Deferred Revenue

             Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers. For the three months ended March 31, 2022 and 2021, $25,000  and $25,000, respectively, of the revenues recognized were reported as deferred revenue as of  December 31, 2021 and 2020, respectively. Included in the deferred revenue at March 31, 2022 and December 31, 2021 was $825,000 and $850,000 respectively, relating to the non-refundable upfront payment received from USWM pursuant to the USWM Agreement.

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

Note 4: Inventories

 Inventories at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Work-in-Process	—	386,610
Raw Materials	31,998	31,997
Total Inventories	$31,998	$418,607

There was no reserve for obsolescence as of March 31, 2022 and December 31, 2021.

Note 5: Fixed Assets

Fixed assets at March 31, 2022 and December 31, 2021 are summarized in the table below:

Description	Useful Life (Years)	March 31, 2022	December 31, 2021
Machinery and Equipment	3-5	$4,519,382	$4,522,583
Less: Accumulated Depreciation		(3,525,722)	(3,181,567)
Construction In Progress - Equipment		1,144,235	993,752
Fixed Assets, net		$2,137,895	$2,334,768

For the three months ended March 31, 2022 and 2021, depreciation expense was approximately $344,000 and $328,000, respectively.

Note 6: Leases

The Company has one operating lease for an office space. As March 31, 2022, the lease has a remaining term of approximately 20 months. The operating lease does not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreement does not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating lease assets and liabilities recognized on the condensed consolidated balance sheets as of March 31,2022 and December 31, 2021:

Right-of Use Assets	March 31, 2022	December 31, 2021
Operating Leases	$568,537	$650,460

Lease Liabilities, Current	March 31, 2022	December 31, 2021
Operating Leases	$356,122	$349,871
Lease Liabilities, Non-Current
Operating Leases	250,361	342,562
Total Lease Liabilities	$606,483	$692,433

The amortizable lives of operating and financing leased assets are limited by the expected lease term.

The Company’s lease generally does not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used incremental borrowing rates as of January 1, 2019 for leases that commenced prior to that date and the prevailing incremental borrowing rate thereafter.

The Company’s weighted average remaining lease term and weighted average discount rate for operating and financing leases as of March 31, 2022, and December 31, 2021, are:

March 31, 2022	Operating
Weighted Average Remaining Lease Term	1.67 Years
Weighted Average Discount Rate	3.95%

December 31, 2021	Operating
Weighted Average Remaining Lease Term	1.92 Years
Weighted Average Discount Rate	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2022:

Year Ending December 31,	Operating
Remainder of 2022	$278,444
2023	349,365
Undiscounted Future Minimum Lease Payments	$627,809
Less: Difference between undiscounted lease payments and discounted lease liabilities	21,326
Total Lease Liabilities	$606,483
Short-Term Lease Liabilities	$356,122
Long-Term Lease Liabilities	$250,361

Operating lease expense was approximately $88,000 and $136,000 for the three months ended March 31, 2022 and 2021, respectively. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

              Cash paid for amounts included in the measurement of operating lease liabilities were approximately $93,000 and $137,000 for the years ended March 31, 2022 and 2021, respectively.

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

          In September 2021, the Company submitted an application for the forgiveness of our Second Draw PPP Loan. In October 2021, the Company received notification through the Bank that as of September 28, 2021, the Second Draw PPP Loan, including principal and interest thereon, has been fully forgiven by the SBA and that the remaining PPP Loan balance is zero. The Company recognized the amount forgiven as other income in the third quarter of 2021.

         Even though the PPP Loan and the Second Draw PPP Loan have been forgiven, our PPP loans and applications for forgiveness of loan amounts remain subject to review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the Company that was part of the PPP loan application process. Accordingly, the Company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan and Second Draw PPP Loan or obtaining forgiveness of those loans.  If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations. If it is determined that the Company was ineligible to receive the PPP Loan and/or the Second Draw Loan, the Company may be required to repay the PPP Loan and Second Draw PPP Loan in its entirety and/or be subject to additional penalties, and has accrued $1,850,000 relating to the possible repayment of the Second Draw PPP Loan. The Company's accrual of  $1,850,000 includes the original amount of the loan, and interest and bank fees which was $1,765,495 and $84,505, respectively.

         See Note 9 below for additional information concerning certain matters relating to the Second Draw PPP Loan.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant Liability	$90,268	$—	$—	$90,268

The fair value measurement of the warrants issued by the Company in February 2020 (the “2020 Warrants”) are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions at March 31, 2022 include the expected volatility of the Company’s stock of approximately 70%, the Company’s stock price at valuation date of $0.571, expected dividend yield of 0.0% and average risk-free interest rate of approximately 2.446%. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant Liability	$99,655	$—	$—	$99,655

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

Note 9: Legal Matters

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

Investigations

            On May 11, 2021, the Company and USC each received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (“USAO”).  The USAO issued the subpoenas in connection with a criminal investigation and requested a broad range of documents and materials relating to, among other matters, certain veterinary products sold by USC, certain practices, agreements, and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the Company and USC.  The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review the matters brought forth in the subpoenas and certain other matters.  The investigation involved, among other matters, interviews with employees and collection and review of a large number of documents.  The Company has taken a number of actions in response to the internal investigation, including personnel actions relating to certain USC veterinary sales employees.  In addition, following the commencement of the investigation, as disclosed elsewhere in this Report the Company has sold assets relating to its compounding pharmacy business, ceased selling human and veterinary compounded pharmaceutical products, is winding down USC’s business, and the employment of substantially all USC employees has ended.  As a result, the Company is no longer engaged in the sale of human or veterinary compounded pharmaceutical products.  The Company is also considering a number of additional actions in response to the internal investigation.  As of the date of this Report, we believe that the investigation initially commenced by the Audit Committee is substantially complete.  However, additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the Audit Committee’s investigation.  The Company has also received requests from the U.S. Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters.  The Company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed.   Additionally, on March 16, 2022, the Company was informed that the Civil Division of the USAO (“Civil Division”) is investigating the Company’s Second Draw PPP Loan application and the company’s eligibility for the Second Draw PPP Loan.  The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter.  The Company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the Company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what, if any, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; or what, if any, impact the foregoing matters may have on the Company’s business, previously reported financial results, financial results included in this Report, or future financial results.  We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation.  There can be no assurance that any discussions with the USAO, SEC or Civil Division to resolve these matters will be successful.  The foregoing matters may divert management’s attention, cause the Company to suffer reputational harm, require the company to devote significant financial resources, subject the Company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the Company’s business, previously reported financial results, financial results included in this Report, or future financial results. As disclosed at Note 7 in this Report, the Company could also be required to repay the full amount of the Second Draw PPP Loan.  The occurrence of any of these events, or any determination that our activities were not in compliance with existing laws or regulations, could have a material adverse effect on the Company’s business, liquidity, financial condition, and results of operations.

            As a result of the investigation by the Civil Division, the financial statements included in this Report recognize a $1,850,000 contingent loss liability relating to the possible repayment of the full amount of the Second Draw PPP Loan as well as accrued interest and processing fees of the lending bank.

 Nasdaq Compliance

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

            In March 2022, plaintiff filed a motion for a temporary restraining order and for expedited proceedings, seeking an order enjoining the Company and its directors from (a) changing the number of members of the Company’s board of directors, (b) adding members to the Company’s board of directors, and/or (c) replacing any resigning members of the Company’s board of directors. The Company filed a response to the plaintiff’s motion. The Court held a hearing on March 28, 2022, and denied the plaintiff’s motion in full. On April 4, 2022, plaintiff filed a motion to amend the plaintiff’s complaint. The proposed amended Complaint adds additional allegations relating to the manner in which the defendants established and disclosed the date of the Company’s 2021 annual meeting of stockholders and to statements the defendants made about the plaintiff to the Company’s stockholders.  On April 28, 2022, the Court granted the motion, noting that as a general rule, leave to amend is freely given.  On April 25, 2022, plaintiff filed a motion for a preliminary injunction seeking to enjoin the Company from holdings its 2022 annual meeting of stockholders until the plaintiff’s Complaint is resolved.  The Company opposed the motion, and on April 28, 2022, the Court denied the plaintiff’s motion.  The case continues to proceed, and the parties are currently engaged in discovery.  The Company believes the claims in plaintiff’s Complaint are without merit, and intends to vigorously dispute them.

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

            At the Company’s 2020 annual meeting of stockholders, the stockholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2020 Plan provides for the grant of cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2020 Plan is 2,000,000 shares. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year during the term of the 2020 Plan, commencing January 1, 2021, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. One of the provisions of the 2020 Plan is that no award may be granted, issued or made under the 2020 Plan until such time as the fair market value of the common stock, which is generally the closing sales price of the common stock on the principal stock market on which the common stock is traded, has been equal to or greater than $3.00 per share (subject to proportionate adjustment for stock splits, reverse stock splits, and similar events) for at least ten consecutive trading days, after which time awards may be made under the 2020 Plan without regard to any subsequent increase or decrease in the fair market value of the common stock. No awards were made pursuant to the 2020 Plan as of March 31, 2022.

            On January 1, 2022, pursuant to the 2020 Equity Incentive Plan the number of shares reserved for the issuance of stock awards increased by 7,479,713 shares.

Stock Options

The following table summarizes the outstanding stock option activity for the three months ended March 31, 2022:

Non-Plan Awards:

	Non - Plan Awards	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2021	—	$—	—

Granted	130,000	0.62	—

Options Canceled/Expired	—	—	—

Total Outstanding Vested and Expected to Vest as of March 31, 2022	130,000	0.62	9.88

Vested at March 31, 2022	25,000	0.62	9.88

2009 Equity Incentive Plan:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2021	4,985,415	$4.21	4.05 years

Options Canceled/Expired	(199,273)	4.61	—

Total Outstanding Vested and Expected to Vest as of March 31, 2022	4,786,142	4.19	3.97 years

Vested at March 31, 2022	4,781,209	4.19	3.97 years

             Continuing operations expense related to stock options for the three months ended March 31, 2022 and 2021, was approximately $10,000 and $110,000, respectively. Discontinued operations expense related to stock options for the three months ended March 31, 2022 and 2021 was approximately $0 and $33,000, respectively. As of March 31, 2022, the compensation expense related to stock options issued under the Company’s 2009 Equity Incentive Plan have been fully recognized.

             The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 4,916,142 and 4,985,415 stock options outstanding at March 31, 2022 and December 31, 2021 was $0, respectively. The aggregate intrinsic value of 4,806,209 and 4,980,482  stock options exercisable at March 31, 2022, and December 31, 2021 was $0 and $0, respectively.

Restricted Stock Units

The following table summarizes the RSUs outstanding at March 31, 2022:

	Number of Shares/Unit	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2021	1,039,003	$4.16
RSUs vested during the period	(139,003)	3.09
RSUs forfeited during the period	—	—
Non-vested RSUs as of March 31, 2022	900,000	$4.33

 For the three months ended March 31, 2022 and 2021, continuing operations expense related to RSUs was approximately $362,000 and $737,000, respectively. For the three months ended March 31, 2022 and 2021, there was no RSU related expense within discontinued operations. As of March 31, 2022, the unamortized compensation expense related to RSUs was approximately $784,000 and will be recorded as compensation expense over 1.72 years.

Warrants

The following table summarizes warrants outstanding at March 31, 2022 and at December 31, 2021:

	Warrant Shares		Exercise Price Per Share	Date Issued		Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007		November 15, 2022
2019 Warrants	13,794,000		$1.15	August 5, 2019		August 5, 2024
2020 Warrants	350,000	**	$0.70	February 25, 2020	*	September 3, 2025
Total Warrants	14,202,824

*	On September 3, 2020, the Company’s stockholders approved an increase in the number of authorized shares of common stock sufficient to permit exercise in full of all the 2020 warrants, and as a result, the warrants are exercisable effective September 3, 2020.
**	As of March 31, 2022 and as of December 31, 2021, the fair value of the warrant liability related to the 2020 Warrants was $90,268 and $ 99,655 respectively. See Note 8.

At March 31, 2022, the Company has reserved shares of common stock for issuance upon exercise of outstanding options, warrants including all of the warrants in the table above and restricted stock units, as follows:

Warrants	14,202,824
Restricted Stock Units (“RSUs”)	900,000
2009 Equity Incentive Plan	4,916,142
Total Shares Reserved	20,018,966

 Note 12: Commitments and Contingencies

            The Company has a production threshold commitment to a manufacturer of our SYMJEPI Products where the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. Maintenance fees for the years ended March 31, 2022 and 2021 were approximately $0 and $0, respectively.

            For information concerning contingencies relating to legal proceedings, see Note 9 of the notes to the consolidated financial statements.

  ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements and accompanying notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Our financial results for the three months ended March 31, 2022, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

Information Relating to Forward-Looking Statements

             This Report, and the discussion of our financial condition and results of operations, contain and include forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our current or future expenses, obligations or liabilities; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory actions relating to our products and product candidates; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; the impact of broad-based business or economic disruptions, including relating to the COVID-19 pandemic, on our ongoing business and prospects; our expectations concerning the outcome of proceedings discussed in this Report under Item 1 of Part II of this Report under the caption “Legal Proceedings”; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we have or are able to obtain sufficient funding to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we will require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report and in our 2021 Form 10-K, including without limitation the “Risk Factors” section in this Report and in the 2021 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2021 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

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

General

 Company Overview

            Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease.  Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI™ (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; SYMJEPI (epinephrine) Injection 0.15mg, which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; ZIMHI™ (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the FDA in October 2021 for the treatment of opioid overdose; and Tempol, an investigational drug.  In June 2020, we entered into a license agreement with a third party to license rights under patents, patent applications and related know-how of the licensor relating to Tempol.  The exclusive license includes the worldwide use under the licensed patent rights and related rights for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection, as well as the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer.  We commenced Phase 2/3 clinical trial start-up activities to examine the safety and efficacy of Tempol in COVID-19 patients early in the infection and on September 2, 2021, we announced the initiation of patient dosing in the trial. In February 2022 we announced the enrollment and dosing of more than 100 subjects in the Phase 2/3 trial, and on March 14, 2022, we announced that the Data Safety Monitoring Board, or DSMB, overseeing the Phase 2/3 clinical trial met to evaluate the clinical and safety data from the first planned interim analysis and, following its evaluation, recommended that the study continue without modification. Assuming continuation of the trial and continued enrollment of patients, following submission of additional data and information to the DSMB, the DSMB will conduct a second planned review, currently anticipated to be in May or June 2022, which may provide additional insight into the safety and clinical results at that time. Our goal is to create low cost therapeutic alternatives to existing treatments.  Consistent across all specialty pharmaceuticals product lines, we intend to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, whenever possible, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

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

            On December 31, 2018, we filed an NDA with the FDA relating to our higher dose naloxone injection product, ZIMHI, for the treatment of opioid overdose.  Following the receipt of two Complete Response Letters, or CRLs, from the FDA regarding our NDA for ZIMHI and our resubmissions of the NDA, on October 18, 2021, we announced that the FDA had approved ZIMHI for the treatment of opioid overdose. On March 31, 2022, our commercial partner USWM and we issued a press release announcing the commercial launch of ZIMHI.

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

            In February 2022 we announced the enrollment and dosing of more than 100 subjects in the Phase 2/3 trial.  On March 14, 2022, we announced that the Data Safety Monitoring Board, or DSMB, is overseeing the Phase 2/3 clinical trial met to evaluate the clinical and safety data from the first planned interim analysis and, following its evaluation, recommended that the study continue without modification. Assuming continuation of the trial and continued enrollment of patients, following submission of additional data and information to the DSMB, the DSMB will conduct a second planned review, currently anticipated to be in May or June 2022, which may provide additional insight into the safety and clinical results at that time.  In January 2022, we submitted a Fast Track Application to the FDA for Tempol for the treatment and prevention of COVID-19.  Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious conditions and fulfill an unmet medical need.  The purpose is to get important new drugs to the patient earlier.  Fast Track addresses a broad range of serious conditions and the request can be initiated by the drug company at any time during the development process.  The FDA will review the request and decide based on whether the drug fills an unmet medical need in a serious condition.  Once a drug receives Fast Track designation, early and frequent communication between the FDA and the drug company is encouraged throughout the entire drug development and review process.  In March 2022, we received a communication from the FDA denying our request for Fast Track designation for our Tempol product at this time, indicating that the program did not satisfy the requirements for Fast Track designation.

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

            The USC Agreement includes certain restrictive covenants of the company and USC, including noncompetition provisions, pursuant to which, for a period of five years from the Effective Date, or the “Restricted Period,” and subject to certain exceptions, the company and USC have agreed, among other matters, not to solicit any Business from any customers included in the Book of Business or engage in certain other activities.  Each of the USC Agreement and the Supply Agreement includes standard indemnification provisions, and a number of other covenants and agreements of the parties concerning the transactions contemplated by the USC Agreement and the Supply Agreement, including concerning cooperation and assistance, confidentiality, non-disparagement and the transfer of information and documents, compliance with laws, and personnel matters.  The USC Agreement includes indemnification provisions pursuant to which the company and USC agreed to indemnify the Purchaser and certain related parties against losses incurred by such indemnified parties arising or resulting from certain matters including breach of the USC Agreement by USC and third-party claims relating to product sales to customers by USC before the Effective Date.  In connection with the transaction, the company accrued at December 31, 2021 and paid in January 2022 a $700,000 liability for a transaction fee payable to a financial advisor.

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

 Going Concern and Management Plan

            The financial statements included elsewhere herein for the quarter ended March 31, 2022, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. We incurred a net loss of approximately $10.4 million and $15.4 million for the quarters ended March 31, 2022 and 2021. As of March 31, 2022, we had cash and cash equivalents of approximately $17.8 million, an accumulated deficit of approximately $288.4 million and liabilities of approximately $14.6 million. These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

            Funding that we may receive during fiscal 2022 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates, to begin building working capital reserves and to help fund a number of matters, which may include, without limitation, some or all of the following:

●	commercialization of our ZIMHI (naloxone) product;
●	continue development of our allergy and respiratory product candidates;
●	pursue the development of other product candidates that we may develop or acquire;
●	fund clinical trials of Tempol;
●	expand research and development activities;
●	access manufacturing, commercialization and sales capabilities;
●	implement additional internal systems and infrastructure;
●	satisfy our current and future obligations and liabilities
●	maintain, defend or expand the scope of our intellectual property portfolio;
●	acquire products, technologies or intellectual property or companies; and
●	hire management, sales, research, development and clinical personnel.

Results of Operations

Three Months Ended March 31, 2022 and 2021

             Our consolidated results of operations are presented for the three months ended March 31, 2022 and 2021. Certain financial results (revenues and expenses) relating to the business formerly conducted by USC are reflected in Note 2, Discontinued Operations and Assets Held for Sale, of the notes to the consolidated financial statements appearing elsewhere in this Report.  Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to the continuing operations of the company, which we sometimes refer to as our drug development and commercialization business.

            Revenues. Revenues were approximately $1,155,000 and $1,393,000 for the three months ended March 2022 and 2021, respectively. Revenue for the three months ended March 31, 2022 consisted mainly of $1,129,000 of sales of ZIMHI to USWM in anticipation of the commercial launch of ZIMHI by USWM, which was announced on March 31, 2022, and $25,000 of other recognized revenue related to USWM agreement. Revenues for the quarter ended March 31, 2021 consisted mainly of SYMJEPI (epinephrine) Injection sales. No revenues relating to SYMJEPI were reported for the first quarter of 2022, due to its manufacturing hold and the voluntary product recall announced in March 2022. As disclosed elsewhere in this Report, manufacturing of SYMJEPI is currently on hold pending the results of an investigation that is underway to determine the root cause. We currently anticipate a resolution and resumption of manufacturing after the investigation is completed and any issues are satisfactorily addressed, although there can be no assurance concerning the outcome of the investigation.

            Cost of Goods Sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. Consolidated cost of goods sold was approximately $1,464,000 and $1,845,000 for the three months ended March 31, 2022 and 2021, respectively. The gross loss for the three months ended March 31, 2022 and 2021 was approximately $309,000 and $452,000, respectively. Cost of goods sold for the first quarter of 2022 compared to the comparable period of 2021 decreased primarily due to the decrease of approximately $1,416,000 in direct materials costs largely driven by decreased sales of SYMJEPI to USWM, partially offset by an increase of approximately $1,049,000 in direct material costs for ZIMHI.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of depreciation and amortization, professional fees, including legal, accounting and audit fees, consulting, and employee compensation. SG&A expenses for the three months ended March 31, 2022 and 2021 were approximately $3,383,000 and $3,518,000, respectively.   The decrease was primarily attributable to a decrease in legal expenses and compensation offset by increase in accounting and finance related spending.

Research and Development Expenses. Our research and development, or R&D, costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses were approximately $4,222,000 and $2,250,000 for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily attributable to expenses relating our ongoing clinical trial for our Tempol product candidate.

Other Income (Expense). Other Income (Expenses) consists primarily of interest income, interest expense, changes to the fair value of warrant liabilities, and other transactions. Other expense for the three months ended March 31, 2022 and 2021 was approximately $2,276,000 and $7,642,000, respectively.  The expense for the three months ended March 31, 2022 was primarily due to an  approximately $440,000  variable consideration loss related to the sale of certain assets to Fagron, and an approximately $1,850,000 contingent loss liability expense recognized relating to the Second Draw PPP Loan, as described in Note 9 to the financial statements included elsewhere herein, compared to an expense of approximately $7,642,000 in three months ended March 31, 2021, associated with the change in fair value of warrants.

Loss from Discontinued Operations. The company recorded a net loss from discontinued operations, after taxes, of approximately $165,000 and $1,517,000 in the three months ended March 31, 2022 and 2021, respectively.  The decrease in loss from discontinued operations for the first quarter of 2022 compared to the first quarter of 2021 was primarily related to the reduction of activities of our US Compounding business.

Liquidity and Capital Resources

We have incurred net losses of approximately $10.4 million and $15.4 million for the three months ended March 31, 2022 and 2021, respectively. Since inception, and through March 31, 2022, we have an accumulated deficit of approximately $288.4 million. Since inception and through March 31, 2022, we have financed operations principally through debt financing and through public and private issuances of common stock, preferred stock and warrants. In January and February 2021, we issued common stock upon exercise of investor warrant and received total of approximately $5,852,000, and the warrant holders received 8,356,000 shares of common stock. On February 2, 2021, we completed the closing of an underwritten public offering of 46,621,621 shares of common stock at a public offering price of $1.11 per share, which included 6,081,081 shares pursuant to the full exercise of the over-allotment option granted to the underwriters, resulting in net proceeds of approximately $48.6 million.

However, we will need additional funding in the future to satisfy our obligations and fund the future expenditures that we believe will be required to support commercialization of our products and conduct the clinical and regulatory work, studies and trials to develop our product candidates, including without limitation relating to our Tempol product candidates. We may seek to finance future cash needs primarily through proceeds from equity or debt financings, loans, share of profits anticipated to be received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners.

Total assets were approximately $30.5 million and $38.3 million as of March 31, 2022 and December 31, 2021 respectively. Current assets exceeded current liabilities by approximately $14.2 million as of March 31, 2022, and current assets exceeded current liabilities by approximately $24.0 million as of December 31, 2021.

Net cash used in operating activities for the three months ended March 31, 2022 and 2021, was approximately $7.0 million and $4.5 million, respectively. Net cash used in operating activities increased primarily due to the increase in operating losses and accounts receivable as compared to 2021.

Net cash provided by investing activities was approximately $1.5 million  for three months ended March 31, 2022 and net cash used in investing activities  was approximately $0.4 million for three months ended March 31, 2021. The net cash provided by investing activities for the three months ended March 31, 2022, was primarily due to payments received from Fagron from the sale of USC assets, and net cash used in investing activities for the three months ended March 31, 2021, was primarily due to purchase of capital equipment.

Net cash provided by financing activities was $0 and  approximately $56.0 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by financing activities for the three months ended March 31, 2021, was primarily due to the issuance of common stock in an underwritten public offering, exercise of investor warrants and the Second Draw PPP Loan.

At March 31, 2022, we did not have any off balance sheet arrangements.

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

             PPP Loans. As discussed in Note 7 to the financial statements included elsewhere herein, we applied for and obtained loan funding under the PPP pursuant to the PPP Loan and PPP Note in the principal amount of approximately $3.2 million, the balance of which has been forgiven, and under the Second Draw PPP Loan  and PPP2 Note in the principal amount of $1,765,495, the balance of which has also been forgiven.  However, even though the PPP Loan and the Second Draw PPP Loan have been forgiven, our PPP loans and applications for forgiveness of loan amounts remain subject to future review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the Company that was part of the PPP loan application process. Accordingly, the Company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan and Second Draw PPP Loan or obtaining forgiveness of those loans.  If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations. If it is determined that the Company was ineligible to receive the PPP Loan and/or the Second Draw PPP Loan, the Company may be required to repay the PPP Loan and Second Draw PPP Loan in its entirety and could be subject to additional penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations. See Note 9 to the financial statements included elsewhere herein, and Part II, Item 1, Legal Proceedings, of this Report for additional information concerning certain matters relating to the Second Draw PPP Loan.

           As noted above under the heading “Going Concern and Management Plan,” through March 31, 2022, we have incurred substantial losses.  We will be required to devote significant cash resources in order to continue development and commercialization of our product candidates and to support our other operations and activities.  The availability of any required additional funding cannot be assured.  In addition, an adverse outcome in legal or regulatory proceedings in which we are or in the future could be involved could adversely affect our liquidity and financial position.  See Note 9 of the notes to our consolidated financial statements included elsewhere herein.  If in the future we are not able to obtain additional required equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations.  No assurance can be given as to the timing or ultimate success of obtaining future funding.  Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional specialty pharmaceutical products and begin to realize revenues from sales of such additional products. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. In addition, as a result of the COVID-19 pandemic and actions taken to slow its spread, national or global developments, or other factors, there can be no assurance that deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.

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

 Material Cash Requirements

            Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments, together with anticipated revenues from operations and amounts that we expect to receive as a result of our sales of assets relating to our former USC business, will be sufficient to meet our anticipated obligations for at least 12 months from December 31, 2021, although there can be no assurance that this will be the case.  Thereafter, we believe that additional capital will be required to help fund the development and commercialization of our products and product candidates, conduct research, development and trials relating to our product candidates, fund our ongoing operations and satisfy our obligations and liabilities, and we may decide to seek to raise additional capital during 2022 or thereafter.  Additional financing that may be required may not be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy.

            As of March 31, 2022, we had an operating lease for office space for our offices in San Diego, California, with a remaining term expiring in November 2023.  Monthly rent through the remaining term of the lease is approximately $32,000 per month.  We also have a lease agreement for space located in Conway, Arkansas, relating to the compounding pharmaceutical products business formerly conducted by our USC subsidiary, with a current term expiring December 31, 2023.  As a result of the sale of assets pursuant to the USC Agreement and the winding down of USC’s remaining business, the company will not need the leased property. Monthly rent for the remaining term of this lease is approximately $10,600 per month.  The company is exploring alternatives with respect to termination of the lease or sub-lease of the property.  See Note 10 of the notes to the consolidated financial statements included elsewhere herein for additional information about our lease obligations.

            We have entered into arrangements with clinical sites and clinical research organizations, or CROs, for the conduct of our clinical trials. We make payments to these clinical sites and CROs based in part on the number of eligible patients enrolled, the length of their participation in the clinical trials and activities undertaken by the clinical sites and CROs. At this time, due to the variability associated with clinical site agreements, CRO agreements and manufacturing agreements, we are unable to estimate with certainty the future costs we will incur, including in connection with our ongoing Phase 2/3 clinical trial relating to Tempol, but such expenses may be material. In addition, we have entered into agreements and arrangements with third parties for the manufacture and supply of clinical and commercial materials and drug products, including for our SYMJEPI and ZIMHI products and our current clinical trial for our Tempol product candidate. In some of our agreements with manufacturers, we have a production threshold commitment where we would be required to pay for maintenance fees if we do not meet certain periodic purchase order minimums. Maintenance fees for the year ended December 31, 2021 were $0. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. We intend to use our current financial resources to fund our obligations under these commitments.

             As disclosed elsewhere in this Report, on March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level, due to the potential clogging of the needle preventing the dispensing of epinephrine. USWM will handle the entire recall process for the company, with company oversight. SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. The ultimate costs of the recall and the allocation of costs of the recall, including the costs to us resulting from the recall, are unknown as of the date of this Report; however, the recall could cause the company to suffer reputational harm, depending on the resolution of matters relating to the recall could result in the company incurring financial costs and expenses which could be material, could adversely affect the supply of SYMJEPI products until manufacturing is resumed, and depending on the resolution of matters relating to the recall could have a material adverse effect on our business, financial condition, and results of operations.

            As disclosed in Note 9 to the financial statements included in this Report, we have accrued a $1,850,000 loss contingency liability relating to the possible repayment of the Second Draw PPP Loan, which repayment could affect our material cash requirements.

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

The company’s critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, have not materially changed.

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

            As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

 Changes in Internal Controls Over Financial Reporting

            There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

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

 Investigations

            On May 11, 2021, the company and USC each received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (“USAO”).  The USAO issued the subpoenas in connection with a criminal investigation and requested a broad range of documents and materials relating to, among other matters, certain veterinary products sold by USC, certain practices, agreements, and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC.  The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review the matters brought forth in the subpoenas and certain other matters.  The investigation involved, among other matters, interviews with employees and collection and review of a large number of documents.  The company has taken a number of actions in response to the internal investigation, including personnel actions relating to certain USC veterinary sales employees.  In addition, following the commencement of the investigation, as disclosed elsewhere in this Report the company has sold assets relating to its compounding pharmacy business, ceased selling human and veterinary compounded pharmaceutical products, is winding down USC’s business, and the employment of substantially all USC employees has ended.  As a result, the company is no longer engaged in the sale of human or veterinary compounded pharmaceutical products.  The company is also considering a number of additional actions in response to the internal investigation.  As of the date of this Report, we believe that the investigation initially commenced by the Audit Committee is substantially complete.  However, additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the Audit Committee’s investigation.  The company has also received requests from the U.S. Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters.  The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed.   Additionally, on March 16, 2022, the company was informed that the Civil Division of the USAO (“Civil Division”) is investigating the company’s Second Draw PPP Loan application and the company’s eligibility for the Second Draw PPP Loan.  The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter.  The company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what, if any, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results.  We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation.  There can be no assurance that any discussions with the USAO, SEC or Civil Division to resolve these matters will be successful.  The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results.  As disclosed elsewhere in this Report, the company could also be required to repay the full amount of the Second Draw PPP Loan.  The occurrence of any of these events, or any determination that our activities were not in compliance with existing laws or regulations, could have a material adverse effect on the company’s business, financial condition, and results of operations.

 Nasdaq Compliance

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

            In March 2022, plaintiff filed a motion for a temporary restraining order and for expedited proceedings, seeking an order enjoining the Company and its directors from (a) changing the number of members of the Company’s board of directors, (b) adding members to the Company’s board of directors, and/or (c) replacing any resigning members of the Company’s board of directors. The Company filed a response to the plaintiff’s motion. The Court held a hearing on March 28, 2022 and denied the plaintiff’s motion in full. On April 4, 2022, plaintiff filed a motion to amend the plaintiff’s complaint. The proposed amended Complaint adds additional allegations relating to the manner in which the defendants established and disclosed the date of the Company’s 2021 annual meeting of stockholders and to statements the defendants made about the plaintiff to the Company’s stockholders.  On April 28, 2022, the Court granted the motion, noting that as a general rule, leave to amend is freely given.  On April 25, 2022, plaintiff filed a motion for a preliminary injunction seeking to enjoin the Company from holdings its 2022 annual meeting of stockholders until the plaintiff’s Complaint is resolved.  The Company opposed the motion, and on April 28, 2022, the Court denied the plaintiff’s motion.  The case continues to proceed, and the parties are currently engaged in discovery.  The Company believes the claims in plaintiff’s Complaint are without merit, and intends to vigorously dispute them.

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

             We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021,  filed with the SEC.

 Risk Factors Summary

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

●

We borrowed funds pursuant to the Paycheck Protection Program (“PPP”). Even though our loans have been forgiven pursuant to the program, we remain subject to review and audit in connection with such loans.  We could be required to return or repay the full amount of the applicable loan and could be subject to fines or penalties, which could be material

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

43

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

Risks Related to Our Financial Condition

     * There is substantial doubt about our ability to continue as a going concern.

            Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2021, included in our annual report on Form 10-K for the year ended December 31, 2021, and the consolidated financial statements included in this Report, we have sustained substantial recurring losses from operations. In addition, we have used, rather than provided, cash in our continuing operations. The above conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to successfully develop and commercialize products, the market acceptance and success of our products and our ability to obtain additional required funding If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

     * We will require additional funding to continue as a going concern.

            We incurred significant net losses for the three months ended March 31, 2022, and for the years ended December 31, 2021 and December 31, 2020.  The development of our business will require additional capital to help fund the development and commercialization of our products and product candidates, conduct research, development and trials relating to our product candidates, fund our ongoing operations and satisfy our current and future obligations and liabilities.  There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms.  In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations.  We currently have no available balance in our credit facility or committed sources of capital, and a number of factors may limit or prevent our current ability to access capital markets to obtain any required funding.  Delays in obtaining, or the inability to obtain, required funding from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions or sources, could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments, and could adversely affect our ability to continue operations.  In addition, our previously announced sale of assets pursuant to the USC Agreement relating to the human compounding pharmaceuticals business of our USC subsidiary, together with our previously announced process of winding down, winding up and disposing of the remaining operations, business and assets of USC, will result in the company not receiving revenues in the future from sales of products by USC, other than the consideration receivable by the company pursuant to the terms of the USC Agreement or from other agreements or arrangements relating to the sale or disposition of the remaining USC assets.

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

     * We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

            We incurred significant net losses for the three months ended March 31, 2022 and for the years ended December 31, 2021 and December 31, 2020, as reflected in the financial statements included elsewhere in this Report.  We expect that these losses may continue as we continue our research and development activities, seek regulatory approvals for our product candidates and seek to commercialize any approved products.  These losses will cause, among other things, our stockholders’ equity and working capital to decrease.  Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

      * We have received grand jury subpoenas issued in connection with a criminal investigation and are subject to other investigations.

             As we have previously disclosed, on May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC.  The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters.  Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation.  The company has also received requests from the Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters.  The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed.  Additionally, on March 16, 2021, we were informed that the Civil Division of the USAO (“Civil Division”) is investigating the company’s Second Draw PPP Loan application disclosed in previous reports.  The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter.  The company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what, if any, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results.  We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation.  There can be no assurance that any discussions with the USAO, SEC or Civil Division to resolve these matters will be successful.  The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results.  As disclosed elsewhere in this Report, the company could also be required to repay the full amount of the Second Draw PPP Loan.  The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

       * Our PPP loans may be audited or reviewed by federal or state regulatory authorities.  We may be required to repay our Second Draw PPP Loan.

             We applied for and obtained loan funding under the PPP pursuant to the PPP Loan and PPP Note, the balance of which has been forgiven, and under the Second Draw PPP Loan and PPP2 Note in the principal amount of $1,765,495, the balance of which has also been forgiven.  However, even though the PPP Loan and the Second Draw PPP Loan have been forgiven, our PPP loans and applications for forgiveness of loan amounts remain subject to future review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the company that was part of the PPP loan application process.  Accordingly, the company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan and Second Draw PPP Loan or obtaining forgiveness of those loans.  If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.  If it is determined that the company was ineligible to receive the PPP Loan and/or the Second Draw PPP Loan, the company may be required to repay the PPP Loan and Second Draw PPP Loan in its entirety and/or be subject to additional penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.  In addition, see Note 9 to the financial statements included elsewhere herein, and Part II, Item 1, Legal Proceedings, of this Report for additional information concerning the status of, matters relating to, the Second Draw PPP Loan and the accrual of a contingent loss liability relating to possible repayment of the Second Draw PPP Loan.

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

           The production, manufacturing, labeling of pharmaceutical products and compounded pharmaceutical preparations is inherently risky. We could be adversely affected if any of our products, or the formulations or other products previously sold by USC, prove to be, or are asserted to be, harmful to patients. There are a number of factors that could result in the injury or death of a patient who receives one of our products or one of the compounded formulations previously sold by USC, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, safety alert, or other proceedings or actions, relating to one or more of such products. On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes, due to the potential clogging of the needle preventing the dispensing of epinephrine. As of the date of this Report, neither USWM nor we have received, or is aware of, any adverse events related to this recall. However, if adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with our products, or one of the formulations or compounds previously sold by USC, we could become subject to product and professional liability lawsuits or other proceedings, including enforcement actions by state and federal authorities or other healthcare self-regulatory bodies or product liability claims or lawsuits. In addition, such matters could result in indemnification claims by third parties or claims relating to the product recall or associated expenses, including third parties that have purchased our SYMJEPI products or that may purchase our ZIMHI product, or to which we have sold certain assets of USC, including claims pursuant to our agreements with third parties. Any of the foregoing matters could result in a material adverse effect on our business, results of operations, financial condition and liquidity. Our consolidated financial statements for the year ended December 31, 2021, included in our 2021 Form 10-K, include and reflect a reserve of approximately $2.0 million associated with the SYMJEPI recall. The recall may have an adverse effect on the amount or the timing of our revenues, and on our financial results and liquidity, for fiscal quarters in 2022 or thereafter, although as of the date of this Report the amount of any such impact cannot be predicted with certainty. In addition, current or future insurance coverage may prove insufficient to cover any liability claims brought against USC or us.

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

            Except for our facilities at USC that were previously utilized to prepare compounded formulations, we do not own or operate manufacturing facilities for clinical or commercial production of pharmaceutical products and product candidates, we do not have any experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we expect to depend on third-party contract manufacturers for the foreseeable future. Any performance failure on the part of our contract manufacturers could delay clinical development, regulatory approval or commercialization of our current or future product candidates, or result in product recalls or shortages or manufacturing halts or delays, depriving us of potential product revenue and resulting in additional losses. Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales.  Additionally, we rely on third parties to supply the raw materials needed to manufacture our existing and potential products.  Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the outbreak of the COVID-19 coronavirus, or natural disasters including earthquakes, typhoons, floods and fires, could adversely affect our supply chain. These risks and uncertainties are compounded in the presence of the COVID-19 pandemic. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality.  Any unanticipated disruption to our manufacturers or suppliers could delay shipment of any of our products, increase our cost of goods sold and result in lost sales.

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

             At December 31, 2021, we had federal and state net operating loss carryforwards, or NOLs, and credit carryforwards which, subject to certain limitations, we may use to reduce future taxable income or offset income taxes due.  Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards.  Pursuant to Internal Revenue Code Section 382, the annual use of the NOLs and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period.  As noted in Note 20 of the notes to the audited consolidated financial statements of the company appearing in the 2021 Form 10-K, our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo additional ownership changes, our ability to use our NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may be materially limited in our ability to utilize our NOLs and credit carryforward.

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

     * The price of our common stock may be volatile.

            The market price of our common stock may fluctuate substantially. For example, from January 2020 to March 31, 2022, the market price of our common stock has fluctuated between $0.27 and $2.34.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

     * Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

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

             As March 31, 2022, we had 149,733,265 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

            As of March 31, 2022, we had reserved for issuance 4,916,142 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.09 per share, we had outstanding restricted stock units covering 900,000 shares of common stock, and we had outstanding warrants to purchase 14,202,824 shares of common stock at a weighted-average exercise price of $1.17 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

    * Exercise of our outstanding warrants may result in dilution to our stockholders.

            As of March 31, 2022, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50    per share.  As of March 31, 2022, 13,794,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $1.15 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; 350,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.70 per share, that we issued in connection with our private placement of warrants in February 2020.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

            Except as described below, information concerning our sales of unregistered securities during the quarter ended March 31, 2022, has previously been reported in Current Reports on Form 8-K that we filed during that quarter.  On February 15, 2022, the Company granted nonqualified stock options to two non-officer employees to purchase an aggregate of up to 130,000 shares of common stock.  The options were granted in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options have a ten-year term and have an exercise price of $0.62 per share, the closing price of the company’s common stock on  the grant date. The options vest over a three year period, with the option vesting and becoming exercisable with respect to one-sixth of the shares subject to the option on the six month anniversary of the date of first employment and the remainder vesting in equal monthly installments over a 36 month period from the date of first employment, provided the employee continues to provide service to the company through the applicable vesting dates. The stock options were granted outside of the company’s 2020 equity incentive plan.

            All issuances were issued in private placement transactions to a limited number of persons in reliance on the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act. Each person to whom the option was granted represented, among other things, that (i) the holder was acquiring the option and, upon exercise any shares, solely for the holder’s account and not with a view to or for sale or distribution of the securities, (ii) the securities were being acquired for investment purposes, for the holder’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, (iii) the holder had received all information that the holder requested, and (iv) the holder was capable of evaluating the merits and risks of the investment and had the ability to protect holder’s interests and was financially capable of bearing a total loss of the investment.

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

ADAMIS PHARMACEUTICALS, INC.

Date: May 16, 2022	By:	/s/ Dennis J. Carlo
Dennis J. Carlo
Chief Executive Officer

Date : May 16, 2022	By:	/s/ David Benedicto
David Benedicto
Chief Financial Officer

