Form 10-Q
period 2022-06-30
Adamis Pharmaceuticals Corp
filed 2022-08-10
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of August 5, 2022, was 149,983,265.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,875,925	$23,220,770
Restricted Cash	30,045	30,023
Accounts Receivable, net	—	815,565
Receivable from Fagron	956,066	5,084,452
Inventories	440,198	418,607
Prepaid Expenses and Other Current Assets	795,839	1,313,546
Current Assets of Discontinued Operations, Note 2	4,222,542	4,320,659
Total Current Assets	15,320,615	35,203,622
LONG TERM ASSETS
Fixed Assets, net	1,835,885	2,334,768
Right-of-Use Assets	485,761	650,460
Other Non-Current Assets	52,174	109,137
Total Assets	$17,694,435	$38,297,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,516,722	$3,754,010
Deferred Revenue, current portion	100,000	100,000
Accrued Other Expenses	2,145,386	2,800,241
Accrued Bonuses	529,928	535,624
Product Recall Liability	601,480	2,000,000
Lease Liabilities, Current Portion	362,434	349,871
Current Liabilities of Discontinued Operations, Note 2	1,468,368	1,683,246
Total Current Liabilities	9,724,318	11,222,992
LONG TERM LIABILITIES
Deferred Revenue, net of current portion	700,000	750,000
Lease Liabilities, net of current portion	157,246	342,562
Warrant Liabilities, at fair value	70,728	99,655
Total Liabilities	10,652,292	12,415,209
COMMITMENTS AND CONTINGENCIES, see Note 12
STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $0.0001; 10,000,000 Shares Authorized; no shares Issued and Outstanding at June 30, 2022 (Unaudited) and December 31, 2021, respectively.	—	—
Common Stock - Par Value $.0001; 200,000,000 Shares Authorized; 150,506,222 and 150,117,219 Issued, 149,983,265 and 149,594,262 Outstanding at June 30, 2022 (Unaudited) and December 31, 2021, respectively	15,051	15,012
Additional Paid-in Capital	303,869,991	303,958,829
Accumulated Deficit	(296,837,649)	(278,085,813)
Treasury Stock - 522,957 Shares, at cost	(5,250)	(5,250)
Total Stockholders’ Equity	7,042,143	25,882,778
Total Liabilities and Stockholders’ Equity	$17,694,435	$38,297,987

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE, net	$39,847	1,275,474	$1,194,361	$2,608,153
COST OF GOODS SOLD	689,178	1,796,243	2,152,760	3,641,480
Gross Loss	(649,331)	(520,769)	(958,399)	(1,033,327)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,205,934	4,934,491	7,588,630	8,452,542
RESEARCH AND DEVELOPMENT	3,320,654	2,196,721	7,542,179	4,446,465
Loss from Operations	(8,175,919)	(7,651,981)	(16,089,208)	(13,932,334)

OTHER INCOME (EXPENSE)
Interest Income	16,174	1,900	20,322	3,351
Interest Expense	—	(2,900)	—	(4,784)
Other Expense	(257,832)	—	(697,832)	—
Gain/(Loss) on PPP2 loan	62,583	—	(1,787,417)	—
Change in Fair Value of Warrants	19,540	(43,574)	28,927	(7,685,474)
Total Other Income (Expense), net	(159,535)	(44,574)	(2,436,000)	(7,686,907)
Net Loss from Continuing Operations	(8,335,454)	(7,696,555)	$(18,525,208)	$(21,619,241)
DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations before Income Taxes	(61,767)	(1,617,175)	(226,628)	(3,073,723)
Income Taxes - Discontinued Operations	—	—	—	—
Net Loss from Discontinued Operations	(61,767)	(1,617,175)	(226,628)	(3,073,723)
Net Loss Applicable to Common Stock	$(8,397,221)	$(9,313,730)	$(18,751,836)	$(24,692,964)
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.06)	$(0.05)	$(0.13)	$(0.16)
Discontinued Operations	$—	$(0.01)	$—	$(0.02)
Basic and Diluted Loss Per share	$(0.06)	$(0.06)	$(0.13)	$(0.18)
Basic and Diluted Weighted Average Shares Outstanding	149,815,683	148,886,141	149,717,104	139,228,658

  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended June 30, 2022	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance March 31, 2022	—	$—	150,256,222	$15,026	$304,330,933	522,957	$(5,250)	$(288,440,428)	$15,900,281
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—	250,000	25	(25)	—	—	—	—
Stock Based Compensation	—	—	—	—	(460,917)	—	—	—	(460,917)
Net Loss	—	—	—	—	—	—	—	(8,397,221)	(8,397,221)
Balance June 30, 2022	—	$—	150,506,222	$15,051	$303,869,991	522,957	$(5,250)	$(296,837,649)	$7,042,143

For the Six Months Ended June 30, 2022
Balance December 31, 2021	—	$—	150,117,219	$15,012	$303,958,829	522,957	$(5,250)	$(278,085,813)	$25,882,778
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—	389,003	39	(39)	—	—	—	—
Stock Based Compensation	—	—	—	—	(88,799)	—	—	—	(88,799)
Net Loss			—	—	—	—	—	(18,751,836)	(18,751,836)
Balance June 30, 2022	—	$—	150,506,222	$15,051	$303,869,991	522,957	$(5,250)	$(296,837,649)	$7,042,143

For Three Months Ended June 30, 2021	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance March 31, 2021	—	—	149,409,098	$14,941	$302,822,034	522,957	$(5,250)	$(247,636,849)	$55,194,876
Stock Based Compensation	—	—	—	—	798,067	—	—	—	798,067
Net Loss	—	—	—	—	—	—	—	(9,313,730)	(9,313,730)
Balance June 30, 2021	—	$—	149,409,098	$14,941	$303,620,101	522,957	$(5,250)	$(256,950,579)	$46,679,213

For the Six Months Ended June 30, 2021
Balance December 31, 2020	—	$—	94,365,015	$9,437	$238,234,968	522,957	$(5,250)	$(232,257,615)	$5,981,540
Common Stock Issued, Net of Issuance Costs of $3,330,752	—	—	46,621,621	4,661	48,414,585	—	—	—	48,419,246
Exercise of Warrants	—	—	8,356,000	836	15,292,714	—	—	—	15,293,550
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—	66,462	7	(7)	—	—	—	—
Stock Based Compensation	—	—	—	—	1,677,841	—	—	—	1,677,841
Net Loss			—	—	—	—	—	(24,692,964)	(24,692,964)
Balance June 30 , 2021	—	$—	149,409,098	$14,941	$303,620,101	522,957	$(5,250)	$(256,950,579)	$46,679,213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18,751,836)	$(24,692,964)
Less: Loss from Discontinued Operations	226,628	3,073,723
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Stock Based Compensation	(88,799)	1,677,841
Provision for Excess and Obsolete Inventory	(29,003)	414,048
Change in Fair Value of Warrant Liability	(28,927)	7,685,474
Cash Payments in Excess of Lease Expense	(8,054)	(2,665)
Depreciation Expense	712,510	696,867
Gain on Repayment of PPP2 Loan Contingent Loss Liability	62,583	—
Change in Operating Assets and Liabilities:
Accounts Receivable	815,565	(265,870)
Receivable from Fagron	1,197,832	—
Inventories	7,412	27,665
Prepaid Expenses and Other Current & Non-Current Assets	574,670	(510,795)
Accounts Payable	532,465	9,917
Product Recall Liability	(1,398,520)	—
PPP2 Loan Contingent Loss Liability Payment	(1,850,000)	—
PPP2 Loan Contingent Loss Liability	1,787,417	—
Contingent Loss Liability	—	(7,900,000)
Deferred Revenue	(50,000)	(50,000)
Accrued Other Expenses and Bonuses	(262,764)	931,666
Net Cash Used in Operating Activities of Continuing Operations	(16,550,821)	(18,905,093)
Net Cash Used in Operating Activities in Discontinued Operations	(329,564)	(2,439,869)
Net Cash Used in Operating Activities	(16,880,385)	(21,344,962)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(381,167)	(847,141)
Proceeds from Receivable from Fagron	2,930,554	—
Net Cash Provided by (Used in) Investing Activities of Continuing Operations	2,549,387	(847,141)
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	—	(689)
Net Cash Provided by (Used in) Investing Activities	2,549,387	(847,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	—	51,749,998
Costs of Issuance of Common Stock	—	(3,330,752)
Proceeds from Exercise of Warrants	—	5,851,900
Proceeds of PPP Loan	—	1,765,495
Net Cash Provided by Financing Activities of Continuing Operations	—	56,036,641
Net Cash Provided by Financing Activities of Discontinued Operations	—	(50,650)
Net Cash Provided by Financing Activities	—	55,985,991
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(14,330,998)	33,793,199
Cash and Cash Equivalents and Restricted Cash:
Beginning Balance	23,250,793	6,855,355
Decrease in Cash and Restricted Cash from Discontinued Operations	(13,825)	(313,116)
Ending Balance	$8,905,970	$40,335,438

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
RECONCILIATION OF CASH & CASH EQUIVALENTS AND RESTRICTED CASH
Cash & Cash Equivalents	$8,875,925	$40,305,438
Restricted Cash	30,045	30,000
Total Cash & Cash Equivalents and Restricted Cash	$8,905,970	$40,335,438
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$3,625	$4,100
Cash Paid for Interest	$—	$62,088
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Increase in Accrued Capital Expenditures	$167,540	$(36,707)

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

For the three and six months ended June 30, 2022 and June 30, 2021, and year ended December 31, 2021, the assets, liabilities, operations, and cash flows of the Company’s subsidiary, US Compounding, Inc. (“USC”), have been separated from the comparative period amounts to conform to the current period presentation as discontinued operations as the result of the Company’s decision to wind down and cease operations of USC and liquidate its remaining assets. Moreover, for the three month and six months ended June 30, 2022 and 2021, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued locations, have been aggregated in a single caption entitled “net loss from discontinued operations” in our consolidated statements of operations for all periods presented. See Note 2.

Going Concern

The Company’s cash and cash equivalents were $8,875,925 and $23,220,770 at June 30, 2022 and December 31, 2021, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need additional funding in the future to help support commercialization of its products and conduct the clinical and regulatory activities relating to the Company’s product candidates, satisfy existing and future obligations and liabilities, and otherwise support the Company’s intended business activities and working capital needs. The preceding conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements for the six months ended June 30, 2022, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property or other assets, products, product candidates or technologies, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions, and through revenues from existing agreements. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives. In addition, a severe or prolonged economic downturn, political disruption or pandemic, such as the COVID-19 pandemic, could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.

Basic and Diluted Loss per Share

            The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the treasury stock method and gives effect to dilutive options, warrants and other potential dilutive common stock. The effect of common stock equivalents was anti-dilutive and was excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in diluted weighted average shares outstanding for the six months ended June 30, 2022 and June 30, 2021, consist of outstanding equity classified warrants covering 14,202,824 shares and 15,095,238 shares, respectively, outstanding options covering 4,861,142 shares and 6,113,866 shares, respectively, and outstanding restricted stock units covering 650,000 shares and 2,034,260 shares, respectively.

Discontinued Operations

            In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component/s of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net loss separate from the net loss of continuing operations.  The Company disposed of a component of its business in August 2021 and met the definition of a discontinued operation as of June 30, 2022. Accordingly, the operating results of the business disposed are reported as loss from discontinued operations in the accompany unaudited condensed statements of operations for the six months and year ended June 30, 2022 and December 31, 2021.

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

Note 2: Discontinued Operations and Assets Held for Sale

             In August 2021, the Company announced an agreement with Fagron Compounding Services, LLC (“Fagron”) to sell to Fagron certain assets of the Company’s subsidiary, US Compounding, Inc. (“USC”), related to the Company’s human compounding pharmaceutical business including certain customer information and information on products sold to such customers by USC, including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products. The agreement includes fixed consideration of approximately $107,000 and variable consideration estimated at approximately $6,385,000, and the Company has recorded a gain of approximately $4,637,000 for the year ended December 31, 2021 within discontinued operations related to this asset sale to Fagron, which was the total estimated consideration net of approximately $1,856,000 of allocated costs related to USC’s customer relationships intangible that was sold to Fagron. The variable consideration is tied to Fagron’s sales to former USC customers over the twelve-month-period commencing on the agreement date. The Company used the expected value method to estimate Fagron’s sales over the twelve-month period following the agreement date. Additionally, the Company relied on historical data and its judgement to make estimates, and as such, the total variable consideration is subject to change as more information becomes available, which would result in adjustments to the receivable from Fagron recorded at December 31, 2021. At March 31, 2022, based on the Company’s evaluation, the estimated variable consideration related to the sale of certain assets to Fagron was reduced by approximately $440,000. Additionally, at June 30, 2022, based on the Company’s evaluation, the estimated variable consideration related to the sale of certain assets to Fagron was further reduced by approximately $758,000, because of the lower level of sales by Fagron to covered customers in part due to certain supply and materials difficulties and increased competitive conditions. The Company recognized a total loss of approximately $1.2 million, which was included in net loss from continued operations on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2022, as the change occurred subsequent to the disposal of  the USC business. In connection with the transaction, the Company accrued as of December 31, 2021 and paid in January 2022 a $700,000 liability for a transaction fee payable to a financial advisor which was recorded in selling, general and administrative expenses of continuing operations.

            In July 2021, the Company approved a restructuring process to wind down and cease the remaining operations at USC, with the remaining USC assets to be sold, liquidated or otherwise disposed of. The Company disposed of a component of its business in August 2021 and met the definition of a discontinued operation as of September 30, 2021. Accordingly, the operating results of the business disposed are reported as loss from discontinued operations in the accompany unaudited condensed statements of operations for the three months and six months ended June 30, 2022 and 2021. As of December 31, 2021, the Company had shut down the operations of USC, terminated all of USC’s employees and was engaged in the process of selling or attempting to sell or otherwise dispose of USC’s remaining assets.

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

          The major assets and liabilities associated with discontinued operations included in our consolidated balance sheets are as follows (unaudited):

          Carrying amounts of major classes of assets included as part of discontinued operations (unaudited):

	June 30, 2022	December 31, 2021
Cash and Cash Equivalents	$24,024	$37,849
Accounts Receivable, net	—	693
Inventories	—	12,000
Fixed Assets, net	6,791,090	6,799,090
Other assets	8,870	72,469
Loss recognized on classification as held for sale	(2,601,442)	(2,601,442)
Total assets of the disposal group classified as held for sale in the statement of financial position	$4,222,542	$4,320,659

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts Payable	$630,819	$681,646
Accrued Other Expenses	53,936	133,313
Lease Liabilities	327,683	412,357
Contingent Loss Liability	410,000	410,000
Deferred Tax Liability	45,930	45,930
Total liabilities of the disposal group classified as held for sale in the statement of financial position	$1,468,368	$1,683,246

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows (unaudited):

	Three Months Ended June 30,
	2022	2021
Major line items constituting pretax profit (loss) of discontinued operations
REVENUE, net	$—	$2,735,830
COST OF GOODS SOLD	—	(2,074,390)
Gross Profit	—	661,440

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(91,911)	(2,197,153)
RESEARCH AND DEVELOPMENT	—	(36,055)
IMPAIRMENT OF LONG LIVED ASSETS	—	(9,347)
OTHER INCOME (EXPENSE)
Interest Expense	—	(42,047)
Other Income	8,614	5,987
Gain from asset disposal	21,530	—
Loss from discontinued operations before income taxes	(61,767)	(1,617,175)
Income tax benefit	—	—
Loss from discontinued operations after income taxes	$(61,767)	$(1,617,175)

	Six Months Ended June 30,
	2022	2021
Major line items constituting pretax profit (loss) of discontinued operations
REVENUE, net	$—	$5,511,683
COST OF GOODS SOLD	—	(3,871,100)
Gross Profit	—	1,640,583

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(264,383)	(4,598,575)
RESEARCH AND DEVELOPMENT	—	(47,634)
IMPAIRMENT OF LONG LIVED ASSETS	—	(9,347)
OTHER INCOME (EXPENSE)
Interest Expense	—	(79,488)
Other Income	8,625	20,738
Gain from asset disposal	29,130	—
Loss from discontinued operations before income taxes	(226,628)	(3,073,723)
Income tax benefit	—	—
Loss from discontinued operations after income taxes	$(226,628)	$(3,073,723)

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

 Discontinued Operations - Lease

              USC has two operating leases, one for an office space and one for office equipment. As of June 30, 2022, the leases have remaining terms between more than one year and less than four years. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants. The Company leases a building which requires monthly base rent of $10,824 through December 31, 2023.

             As part of the restructuring process to wind down and cease the operations at USC, the Company is working to cancel or transfer the leases of the discontinued operations. During the year ended December 31, 2021, the Right-of-Use assets related to the leases of approximately $448,000 were fully impaired because there is no benefit expected from the subject leases. As of June 30, 2022, and December 31, 2021 the liabilities of the discontinued operations included approximately $328,000 and $412,000 in lease liabilities, respectively.

Discontinued Operations - Restructuring Costs

           As of June 30, 2022, and December 31, 2021, the outstanding liabilities related to the contract termination costs recorded in contingent loss liability of discontinued operations was approximately $410,000, reflecting estimated costs of termination of a contract between USC and a vendor. As of June 30, 2022, and December 31, 2021, the outstanding liabilities related to chemical destruction costs recorded in accounts payable of discontinued operations was approximately $0 and $3,000, respectively.

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

         The loan bore an interest of 6.00% per year and interest expense for the three months ended June 30, 2022 and June 30, 2021, was approximately $0 and $30,000, respectively. Interest expense for the six months ended June 30, 2022 and 2021 was approximately $0 and $61,000 respectively. The amount of interest allocated to the discontinued operations was based on the legal obligations of USC.

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

            Adamis is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease. The Company’s subsidiary US Compounding, Inc. or USC, provided compounded sterile prescription medications and certain nonsterile preparations and compounds, for human and veterinary use by patients, physician clinics, hospitals, surgery centers, vet clinics and other clients throughout most of the United States. USC’s product offerings broadly included, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables.  In July 2021, the Company sold certain assets relating to USC’s human compounding pharmaceutical business and approved a restructuring process to wind down the remaining USC business and sell, liquidate or otherwise dispose of the remaining USC assets.  Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer selling compounded pharmaceutical or veterinary products.

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

Exclusive Distribution and Commercialization Agreement for SYMJEPI® and ZIMHI™ with US WorldMeds

             On May 11, 2020 (the “Effective Date”) the Company entered into an exclusive distribution and commercialization agreement (the “USWM Agreement”) with USWM for the United States commercial rights for the SYMJEPI products, as well as for the Company’s ZIMHI (naloxone HCI Injection, USP) 5mg/0.5mL product intended for the emergency treatment of opioid overdose.  The Company’s revenues relating to its FDA approved products SYMJEPI and ZIMHI are dependent on the USWM Agreement.

             Under the terms of the USWM Agreement, the Company appointed USWM as the exclusive (including as to the Company) distributor of SYMJEPI in the United States and related territories (“Territory”) effective upon the termination of a Distribution and Commercialization Agreement previously entered into with Sandoz Inc., and of the ZIMHI product if approved by the U.S. Food and Drug Administration (“FDA”) for marketing, and granted USWM an exclusive license under the Company’s patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the products in the Territory, subject to the provisions of the USWM Agreement, in partial consideration of an initial payment by USWM and potential regulatory and commercial based milestone payments totaling up to $26 million, if the milestones are achieved. There can be no assurances that any of these milestones will be met or that any milestone payments will be paid to the Company.  The Company retains rights to the intellectual property subject to the USWM Agreement and to commercialize both products outside of the Territory.  In addition, the Company may continue to use the licensed intellectual property (excluding certain of the licensed trademarks) to develop and commercialize other products (with certain exceptions), including products that utilize the Company’s Symject™ syringe product platform.

            The initial term for the USWM Agreement began on the Effective Date and continues for a period of 10 years from the launch by USWM of the first product in the United States pursuant to the agreement, unless terminated earlier in accordance with its terms. We have determined that the individual purchase orders, whose terms and conditions taken with the distribution and commercialization agreement, creates a contract according to ASC 606. The term will automatically renew for five-year terms after the initial 10-year term, unless terminated by either party.

            The Company has determined that there are two performance obligations in the contract: (i) the manufacture and supply and the exclusive distribution and commercialization in the United States of SYMJEPI and ZIMHI products to USWM; and (ii) material rights related to future sales of SYMJEPI and ZIMHI.

As the optional future sales of SYMJEPI and ZIMHI reflect a significant or incremental discount, they are material rights, and are accounted for as performance obligations. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that USWM will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

Revenues from product sales are recognized at a point in time upon delivery to USWM. Variable consideration from product sales is allocated directly to the products being sold. Under the USWM Agreement, the Company is entitled to receive various amounts and milestone payments, including regulatory milestone payments; net-profit sharing payments based on certain percentages of net profit generated from the sale of products over a given quarter; and commercial milestone payments. Payments from regulatory milestone payments were excluded from the transaction price as the Company utilizes the most likely amount method to estimate variable consideration. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Receivable from USWM has a payment term of Net 30.

            Revenues do not include any state or local taxes collected from customers on behalf of governmental authorities. The Company made the accounting policy election to continue to exclude these amounts from revenues.

Product Recall

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

           For the period ended June 30, 2022 and December 31, 2021, a liability of approximately $0.6 million and $2.0 million, respectively, associated with the recall is reflected in the balance sheet. The estimated costs of the recall was reflected in the consolidated statement of operations for the year ended December 31, 2021 as a reduction of net sales because we expect to offer the customers a cash refund or credit. The Company may be able to be reimbursed by certain third parties for some of the costs of the recall under the terms of its manufacturing agreements or insurance policies, but there are no assurances regarding the amount or timing of any such recovery.

Deferred Revenue

             Deferred Revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations. The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers. For the three months ended June 30, 2022 and 2021, $25,000 and $25,000 of the revenues recognized were reported as deferred revenue as of March 31, 2022 and 2021, respectively, and for the six months ended June 30, 2022 and 2021, $50,000 and $50,000 of the revenues recognized were reported as deferred revenue as of December 31, 2021 and 2020, respectively. Included in the deferred revenue balance at June 30, 2022 and December 31, 2021 was $800,000 and $850,000, respectively, relating to the non-refundable upfront payment received from USWM pursuant to the USWM Agreement.

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

Note 4: Inventories

Inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Finished Goods	$—	$—
Work-in-Process	—	386,610
Raw Materials	440,198	31,997
Inventories	$440,198	418,607

Reserve for obsolescence as of June 30, 2022 and December 31, 2021 was approximately $0 and $ 0, respectively.

Note 5: Fixed Assets, net

Fixed assets at June 30, 2022 and December 31, 2021 are summarized in the table below:

Description	Useful Life (Years)	June 30, 2022	December 31, 2021
Machinery and Equipment	3 - 5	$5,079,972	$4,522,583
Less: Accumulated Depreciation		(3,894,077)	(3,181,567)
Construction In Progress - Equipment		649,990	993,752
Fixed Assets, net		$1,835,885	$2,334,768

Depreciation expense for the three months ended June 30, 2022 and 2021 was approximately $368,000 and $369,000, respectively; and for the six months ended June 30, 2022 and 2021, depreciation expense was approximately $713,000 and $697,000, respectively.

Note 6: Leases

The Company has one operating lease for an office space. As of June 30, 2022, the lease has a remaining term of approximately 17 months. The operating lease does not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreement does not require material variable lease payments, residual value guarantees or restrictive covenants.

The tables below present the operating lease assets and liabilities recognized on the condensed consolidated balance sheets as of June 30, 2022, and December 31, 2021:

Right-of Use Assets	June 30, 2022	December 31, 2021
Operating Lease	$485,761	$650,460

Lease Liabilities, Current Portion	June 30, 2022	December 31, 2021
Operating Lease	$362,434	$349,871
Lease Liabilities, net of current portion
Operating Lease	157,246	342,562
Total Lease Liabilities	$519,680	$692,433

The amortizable lives of operating assets are limited by the expected lease term.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating and financing leases as of June 30, 2022 and December 31, 2021 were:

June 30, 2022	Operating
Weighted Average Remaining Lease Term	1.42 Years
Weighted Average Discount Rate	3.95%

December 31, 2021	Operating
Weighted Average Remaining Lease Term	1.92 Years
Weighted Average Discount Rate	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheets as of June 30, 2022:

Year Ending December 31,	Operating
Remainder of 2022	$185,937
2023	349,365
Undiscounted Future Minimum Lease Payments	535,302
Less: Difference between undiscounted lease payments and discounted lease liabilities	15,622
Total Lease Liabilities	$519,680
Short-Term Lease Liabilities	$362,434
Long-Term Lease Liabilities	$157,246

            Operating lease expense for the three months ended June 30,2022 and 2021 was approximately $88,000 and $88,000 respectively, and for the six months ended June 30, 2022 and 2021, operating lease expense was approximately $177,000 and $177,000, respectively. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

            Cash paid for amounts included in the measurement of operating lease liabilities were approximately $93,000 and $90,000 for the three months ended June 30, 2022, and 2021, respectively, and approximately $185,000 and $180,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Second Draw PPP Loan

On March 15, 2021, the Company entered into a Note (the “PPP2 Note”) in favor of the Bank, in the principal amount of $1,765,495 relating to funding under a Second Draw loan (the “Second Draw Loan”) pursuant to the terms of the PPP, the CARES Act, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020. Under the terms of the PPP2 Note and Second Draw Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP2 Note was five years, unless sooner provided in connection with an event of default under the PPP2 Note. The Company may prepay the Second Draw Loan at any time prior to maturity with no prepayment penalties. Under the PPP, the proceeds of the Second Draw Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments. The Company may apply for forgiveness of some or all of the Second Draw Loan pursuant to the PPP. In order to obtain full or partial forgiveness of the Second Draw Loan, the borrower must timely request forgiveness, must provide satisfactory documentation in accordance with applicable SBA guidelines, and must satisfy the criteria for forgiveness under the PPP and applicable SBA requirements. The Company applied for forgiveness of the PPP2 Loan, and in October 2021 the Company received notification through the Bank that as of September 28, 2021, the Second Draw PPP Loan, including principal and interest thereon, was fully forgiven by the SBA. The Company recognized the amount forgiven as other income in the third quarter of 2021.  However, as described further in Note 9 below, in March 2022 the Company was informed that the Civil Division of the U.S. Attorney’s Office for the Southern District of New York was investigating the Company’s Second Draw PPP Loan and eligibility for that loan, and the Company’s financial statements for the quarter ended March 31, 2022, included a $1,850,000 contingent loss liability relating to the possible repayment of the full amount of the Second Draw PPP Loan as well as accrued interest and processing fees of the lending bank.  In June 2022, following the inquiry, the Company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees.

Even though the PPP Loan has been forgiven and the Second Draw PPP Loan repaid, our PPP loans and applications for forgiveness of loan amounts remain subject to review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the Company that was part of the PPP loan application process. Accordingly, the Company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan and Second Draw PPP Loan or obtaining forgiveness of those loans.  If the Company were to be audited or reviewed and receive an adverse determination or finding in such audit or review, including a determination that the Company was ineligible to receive the applicable loan, the Company could be required to return or repay the full amount of the applicable loan and could be subject to additional fines or penalties, which could reduce the Company's liquidity and adversely affect our business, financial condition and results of operations.

Note 8. Fair Value Measurement

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at June 30, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant Liability	$70,728	$—	$—	$70,728

The fair value measurement of the warrants issued by the Company in February 2020 (the “2020 Warrants”) are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions at June 30, 2022 include the expected volatility of the Company’s stock of approximately 70%, the Company’s stock price at valuation date of $0.501, expected dividend yield of 0.0% and average risk-free interest rate of approximately 2.991%. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

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

Investigations

            On May 11, 2021, the Company and USC each received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (“USAO”).  The USAO issued the subpoenas in connection with a criminal investigation and requested a broad range of documents and materials relating to, among other matters, certain veterinary products sold by USC, certain practices, agreements, and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the Company and USC.  The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review the matters brought forth in the subpoenas and certain other matters.  The investigation involved, among other matters, interviews with employees and collection and review of a large number of documents.  The Company has taken a number of actions in response to the internal investigation, including personnel actions relating to certain USC veterinary sales employees.  In addition, following the commencement of the investigation, as disclosed elsewhere in this Report the Company has sold assets relating to its compounding pharmacy business, ceased selling human and veterinary compounded pharmaceutical products, has effectively wound down USC’s business, and the employment of substantially all USC employees has ended.  As a result, the Company is no longer engaged in the sale of human or veterinary compounded pharmaceutical products.  The Company is also considering a number of additional actions in response to the internal investigation and the USAO investigation.  As of the date of this Report, we believe that the investigation initially commenced by the Audit Committee is substantially complete.  However, additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the Audit Committee’s investigation.  The Company has also received requests from the U.S. Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters.  The Company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed.   Additionally, on March 16, 2022, the Company was informed that the Civil Division of the USAO (“Civil Division”) was investigating the Company’s Second Draw PPP Loan application and the company’s eligibility for the Second Draw PPP Loan.  The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter.  The Company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the Company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what, if any, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; or what, if any, impact the foregoing matters may have on the Company’s business, previously reported financial results, financial results included in this Report, or future financial results.  We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation.  There can be no assurance that any discussions with the USAO, SEC or Civil Division to resolve these matters will be successful.  The foregoing matters may divert management’s attention, cause the Company to suffer reputational harm, require the company to devote significant financial resources, subject the Company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the Company’s business, previously reported financial results, financial results included in this Report, or future financial results. The occurrence of any of these events, or any determination that our activities were not in compliance with existing laws or regulations, could have a material adverse effect on the Company’s business, liquidity, financial condition, and results of operations.

            As a result of the investigation by the Civil Division, the Company’s financial statements for the first quarter of 2022 included a $1,850,000 contingent loss liability relating to the possible repayment of the full amount of the Second Draw PPP Loan as well as accrued interest and processing fees of the lending bank. In June 2022, following the inquiry the Company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and related interest and fees.  The servicing bank waived the processing fees of approximately $63,000 related to the transaction, which the Company recognized as a gain for the same amount which was included in the other income (expense) portion of the condensed consolidated statements of operations. The Company is awaiting confirmation from the Civil Division’s whether any additional action is required to conclude the investigation into the Second Draw PPP Loan.

 Nasdaq Compliance

            On December 31, 2021, we received a notice from the Nasdaq Listing Qualifications Department of The NASDAQ Capital Market (“Nasdaq”) informing us that because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.  Nasdaq Listing Rule 5550(a)(2) (the “Rule”) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.   Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until June 29, 2022, to regain compliance.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.   The notice letter also disclosed that if we do not regain compliance within the initial compliance period, we may be eligible for an additional 180-day compliance period.  To qualify for additional time, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of a plan to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.  We did not regain compliance with the Rule by June 29, 2022.  We requested additional time to regain compliance and provided notice to Nasdaq of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.  On June 30, 2022, Nasdaq notified us that we were granted an additional 180-day compliance period, or until December 27, 2022, to regain compliance with the Rule.  The letter also indicated that if at any time before December 27, 2022, the bid price of the Company’s Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Rule.  If the Company does not meet the minimum bid requirement at some time during the additional 180-day grace period, Nasdaq will provide written notification to the Company that its shares will be subject to delisting. At such time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. The Company would remain listed pending the Panel’s decision. There can be no assurance that if the Company does appeal a subsequent delisting determination, that such appeal would be successful.  The letter and notification from Nasdaq had no immediate effect on the listing or trading of the Company’s shares, which will continue to trade on the Nasdaq Capital Market under the symbol “ADMP.” There are no assurances that we will be able to regain compliance with the minimum bid price requirements or will otherwise be in compliance with other Nasdaq listing rules.

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

            In March 2022, plaintiff filed a motion for a temporary restraining order and for expedited proceedings, seeking an order enjoining the Company and its directors from (a) changing the number of members of the Company’s board of directors, (b) adding members to the Company’s board of directors, and/or (c) replacing any resigning members of the Company’s board of directors. The Company filed a response to the plaintiff’s motion. The Court held a hearing on March 28, 2022, and denied the plaintiff’s motion in full. On April 4, 2022, plaintiff filed a motion to amend the plaintiff’s complaint. The proposed amended Complaint adds additional allegations relating to the manner in which the defendants established and disclosed the date of the Company’s 2021 annual meeting of stockholders and to statements the defendants made about the plaintiff to the Company’s stockholders.  On April 28, 2022, the Court granted the motion, noting that as a general rule, leave to amend is freely given.  On April 25, 2022, plaintiff filed a motion for a preliminary injunction seeking to enjoin the Company from holding its 2022 annual meeting of stockholders until the plaintiff’s Complaint is resolved.  The Company opposed the motion, and on April 28, 2022, the Court denied the plaintiff’s motion.  On May 23, 2022, the Company filed a motion for summary judgment on Count VI and a motion to dismiss Counts VII, VIII, and IX of plaintiff’s amended Complaint.  Those motions are pending before the Court, and the case continues to proceed.  The Company believes the claims in plaintiff’s Complaint are without merit, and intends to vigorously dispute them. The Company has not recorded a contingent liability related to this matter.

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

Note 11: Stock-based Compensation, Warrants and Shares Reserved

The Company accounts for stock-based compensation transactions in which the Company receives employee services in exchange for restricted stock units (“RSUs”) or options to purchase common stock and the Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur and will reduce compensation cost at the time of forfeiture.  Cash-settled Stock Appreciation Rights ("SARs")provide for the cash payment of the excess of the fair market value of the Company’s common stock price on the date of exercise over the grant price.  The fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model. The SARs will vest over a period of three years and are accounted for as liability awards since they will be settled in cash.  Cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock over the grant price is paid in cash and not in common stock.  The Company accounts for forfeiture as they occur and reduces the compensation cost at the time of forfeiture.

At the Company’s 2020 annual meeting of stockholders, the stockholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2020 Plan provides for the grant of cash awards. The initial aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2020 Plan is 2,000,000 shares. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year during the term of the 2020 Plan, commencing January 1, 2021, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. One of the provisions of the 2020 Plan is that no award may be granted, issued or made under the 2020 Plan until such time as the fair market value of the common stock, which is generally the closing sales price of the common stock on the principal stock market on which the common stock is traded, has been equal to or greater than $3.00 per share (subject to proportionate adjustment for stock splits, reverse stock splits, and similar events) for at least ten consecutive trading days, after which time awards may be made under the 2020 Plan without regard to any subsequent increase or decrease in the fair market value of the common stock. No awards were made pursuant to the 2020 Plan as of June 30, 2022.

On January 1, 2022, pursuant to the 2020 Equity Incentive Plan the number of shares reserved for the issuance of stock awards increased by 7,479,713 shares.

In June 2022, the Company issued 250,000 shares of common stock to Dennis J. Carlo, former chief executive officer of the Company, pursuant to a separation agreement  between the Company and Dr. Carlo. The separation agreement resulted to the modification of his RSU awards, accelerating the RSU vesting upon his separation. As a result of this Type III modification, the Company determined the cumulative compensation cost that should have been recognized at that date as if the fair value of the modified award had been recognized from the original grant date over his requisite service period, which resulted in the reversal of approximately $540,000 in expense.

Stock Options

The following table summarizes the outstanding stock option activity for the six months ended June 30, 2022:

Non-Plan Awards:

	Non - Plan Awards	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2021	—	$—	—

Granted	130,000	0.62	9.64

Options Canceled/Expired	—	—	—

Total Outstanding Vested and Expected to Vest as of June 30, 2022	130,000	0.62	9.64

Vested at June 30, 2022	35,833	0.62	9.64

2009 Equity Incentive Plan:

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2021	4,985,415	$4.21	4.05 years

Options Canceled/Expired	(254,273)	4.54	—

Total Outstanding Vested and Expected to Vest as of June 30, 2022	4,731,142	4.19	2.86 years

Vested at June 30, 2022	4,726,209	4.19	2.86 years

Continuing operations expense related to stock options for three months ended June 30, 2022 and 2021, was approximately $4,000 and $4,000, respectively.

Continuing operations expense related to stock options for the six months ended June 30, 2022 and 2021, was approximately $13,000 and $113,000, respectively.

Discontinued operations expense related to stock options for the three months ended June 30, 2022 and 2021 was approximately $0 and $1,000, respectively.

Discontinued operations expense related to stock options for the six months ended June 30, 2022 and 2021 was approximately $0 and $34,000, respectively.

As of June 30, 2022, the compensation expense related to stock options issued under the Company’s 2009 Equity Incentive Plan has been fully recognized.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 4,861,142 and 4,985,415 stock options outstanding at June 30, 2022 and December 31, 2021 was $0 and $0, respectively. The aggregate intrinsic value of 4,762,042 and 4,980,482 stock options exercisable at June 30, 2022, and December 31, 2021 was $0 and $0, respectively.

Restricted Stock Units

The following table summarizes the RSUs outstanding at June 30, 2022:

	Number of Shares/Unit	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2021	1,039,003	$4.16
RSUs vested during the period	(389,003)	3.35
RSUs forfeited during the period	—	—
Non-vested RSUs as of June 30, 2022	650,000	$4.64

 For the three months ended June 30, 2022 and 2021, continuing operations expense related to RSUs was approximately $(464,000) and $794,000, respectively. The negative expense was due to the modification of certain outstanding RSUs during the three months ended June 30, 2022.

 For the six months ended June 30, 2022 and 2021, continuing operations expense related to RSUs was approximately $(102,000) and $1,531,000, respectively. The negative expense was due to the modification of certain outstanding RSUs during the six months ended June 30, 2022.

 For the three and six months ended June 30, 2022 and 2021, there was no RSU related expense within discontinued operations.

As of June 30, 2022, the unamortized compensation expense related to RSUs was approximately $478,000 and will be recorded as compensation expense over 1.41 years.

Warrants

The following table summarizes warrants outstanding at June 30, 2022 and at December 31, 2021:

	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2022
2019 Warrants	13,794,000		$1.15	August 5, 2019	August 5, 2024
2020 Warrants	350,000	*	$0.70	February 25, 2020	September 3, 2025
Total Warrants	14,202,824

*	As of June 30, 2022 and December 31, 2021, the fair value of the warrant liability related to the 2020 Warrants was $70,728 and $ 99,655 respectively. See Note 8.

At June 30, 2022, the Company has reserved shares of common stock for issuance upon exercise of outstanding options, warrants including all of the warrants in the table above and restricted stock units, as follows:

Warrants	14,202,824
Restricted Stock Units	650,000
Non-Plan Awards	130,000
2009 Equity Incentive Plan	4,731,142
Total Shares Reserved	19,713,966

Note 12: Commitments and Contingencies

            The Company has a production threshold commitment to a manufacturer of our SYMJEPI products pursuant to which the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. Maintenance fees for the years ended June 30, 2022 and 2021 were $0 and $0, respectively.

            For information concerning contingencies relating to legal proceedings, see Note 9 of the notes to the condensed consolidated financial statements.

Note 13: Subsequent Events

 On July 5, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor” or the “Purchaser”), pursuant to which the Company issued on July 5, 2022 (the “Closing Date”), in a private placement transaction (the “Offering” or the “Transaction”), an aggregate of 3,000 shares (the “Shares”) of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred”), together with warrants (the “Warrants”) to purchase up to an aggregate of 750,000 shares (the “Warrant Shares”) of common stock of the Company (“Common Stock”) at an exercise price of $0.47 per share (subject to adjustment as provided in the Warrants), for an aggregate subscription amount equal to $300,000. The Warrant becomes exercisable commencing January 3, 2023, and has a term ending on January 5, 2028.  The Purchase Agreement contains customary representations, warranties and agreements of the Company and the Purchaser, and customary indemnification rights and obligations of the parties.  Pursuant to the Purchase Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the Series C Preferred. The Certificate of Designation provides, among other things, that except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series C Preferred will have no voting rights (other than the right to vote as a class on certain matters as provided in the Certificate of Designation). However, pursuant to the Certificate of Designation, each share of Series C Preferred entitles the holder thereof (i) to vote on a proposal presented to the Company’s stockholders for approval (the “Proposal”) to approve a reverse stock split of the Company’s outstanding Common Stock (the “Reverse Stock Split”), and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal, and (ii) to 1,000,000 votes per share of Series C Preferred on the Proposal and any such adjournment proposal. The Series C Preferred will, except as required by law, vote together with the Common Stock (and other issued and outstanding shares of preferred stock entitled to vote), as a single class; provided, however, that such shares of Series C Preferred shall, to the extent cast on the Proposal or any such adjournment proposal, be automatically and without further action of the holders thereof voted in the same proportion as the shares of Common Stock (excluding any shares of Common Stock that are not voted) and any other issued and outstanding shares of preferred stock of the Company entitled to vote (other than the Series C Preferred or shares of such other preferred stock, if any, not voted) are voted on the Proposal.

ITEM  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our current or future expenses, commitments, obligations or liabilities; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory actions relating to our products and product candidates; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; the impact of broad-based business or economic disruptions, including relating to the COVID-19 pandemic, on our ongoing business and prospects; our expectations concerning the outcome of proceedings discussed in this Report under Item 1 of Part II of this Report under the caption “Legal Proceedings”; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we have or are able to obtain sufficient funding to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we will require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 (sometimes referred to as the “2021 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in this Report and in the 2021 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2021 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

Unless the context otherwise requires, the terms “we,” “our,” “the company” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

Investors and others should note that we may announce material information to our investors using our website ( www.adamispharmaceuticals.com), SEC filings, press releases, public conference calls and webcasts, as well as social media and blogs.  We use these channels as a means of disclosing material non-public information and making disclosures pursuant to Regulation FD, and to communicate with our members and the public about our company. It is possible that the information we post on our website or social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on our website, social media channels and blogs listed on our investor relations website.

General

Company Overview

            Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease.  Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; SYMJEPI (epinephrine) Injection 0.15mg, which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; ZIMHI (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the FDA in October 2021 for the treatment of opioid overdose; and Tempol, an investigational drug.  In June 2020, we entered into a license agreement with a third party to license rights under patents, patent applications and related know-how of the licensor relating to Tempol.  The exclusive license includes the worldwide use under the licensed patent rights and related rights for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection, as well as the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer.  We commenced Phase 2/3 clinical trial start-up activities to examine the safety and efficacy of Tempol in COVID-19 patients early in the infection and on September 2, 2021, we announced the initiation of patient dosing in the trial. In February 2022 we announced the enrollment and dosing of more than 100 subjects in the Phase 2/3 trial, and on March 14, 2022, we announced that the Data Safety Monitoring Board, or DSMB, overseeing the Phase 2/3 clinical trial met to evaluate the clinical and safety data from the first planned interim analysis and, following its evaluation, recommended that the study continue without modification. The DSMB is composed of subject matter experts and can unblind the data to determine the treatment effects of the subjects in the trial. On June 1, 2022, we announced that the DSMB had met again to evaluate interim clinical and safety data for the trial and based on an interim review of the data, determined that the study can continue as planned. Where applicable, we intend to create low cost therapeutic alternatives to existing treatments and to submit NDAs under Section 505(b)(2), of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, or Section 505(j) Abbreviated New Drug Applications, or ANDAs, to the FDA, in order to potentially reduce the time to market and to save on costs, compared to those associated with Section 505(b)(1) NDAs for new drug products.

            Our US Compounding Inc. subsidiary, or USC, which we acquired in April 2016 and which was registered as a human drug compounding outsourcing facility under Section 503B of the FDCA and the U.S. Drug Quality and Security Act, or DQSA, provided prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.  In July 2021, we sold certain assets relating to USC’s human compounding pharmaceutical business and approved a restructuring process to wind down the remaining USC business and sell, liquidate or otherwise dispose of the remaining USC assets.  Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer selling compounded pharmaceutical or veterinary products.

            As previously reported in a Current Report on Form 8-K filed with the SEC on May 19, 2022, effective May 18, 2022, David J. Marguglio, previously Senior Vice President and Chief Business Officer, was appointed as the President and Chief Executive Officer of the Company, and pursuant to a separation agreement and release entered into between the company and Dennis J. Carlo, Ph.D., Dr. Carlo’s separation from employment with the Company and all subsidiaries, status as President and Chief Executive Officer of the Company and resignation as a director of the Company and all subsidiaries was effective on such date.

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

             On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level. The four lots were recalled due to the potential clogging of the needle preventing the dispensing of epinephrine. The recall is being conducted with the knowledge of the FDA and USWM is handling the entire recall process for the company, with company oversight. As of the date of this Report, neither USWM nor we have received, or are aware of, any adverse events related to this recall.

            SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. For the manufacture of SYMJEPI, the company utilizes “Ready-to-Fill,” or RTF, syringes that consist of a pre-assembled glass syringe barrel with a staked-in stainless steel needle.  During routine inspection of epinephrine pre-filled syringe batches, a small number of syringes with clogged needles were identified. An initial investigation suggested a syringe component issue as the likely cause of the observed needle clogging. Further investigation confirmed the steel used in one specific stainless steel needle batch as the root cause for the clogged syringes observed. The company and the manufacturer have developed corrective and preventive actions. New RTF syringes, which have been manufactured using a different batch of steel for their needles, are being sourced. Once Catalent has received the new syringes and begun to resume the manufacture process for SYMJEPI, the company expects to have additional information concerning the timing of resupplying USWM with product to enable a relaunch of SYMJEPI, although there can be no assurance concerning the timing of resumption of manufacturing or resupplying USWM with product to enable a relaunch of SYMJEPI. The company is committed to returning SYMJEPI to the market after all stakeholders are satisfied that these corrective actions should prevent a repeat of the observed failure in future batches.

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

            On December 31, 2018, we filed an NDA with the FDA relating to our higher dose naloxone injection product, ZIMHI, for the treatment of opioid overdose.  Following the receipt of two Complete Response Letters, or CRLs, from the FDA regarding our NDA for ZIMHI and our resubmissions of the NDA, on October 18, 2021, we announced that the FDA had approved ZIMHI for the treatment of opioid overdose. On March 31, 2022, our commercial partner USWM and the company issued a press release announcing the commercial launch of ZIMHI. USWM has indicated to the company that initial feedback from the field has been positive. A recently launched website enables institutional customers to order and receive product directly.  USWM has indicated to the company that progress has continued in adding ZIMHI to formularies for payors and PBMs, and that in many states ZIMHI has been added to the standing orders, which permits pharmacies to dispense ZIMHI without a prescription.

Tempol (APC400)

             On June 12, 2020, we entered into a license agreement with a third party entity, or the Licensor, to license rights under patents, patent applications and related know-how of Licensor relating to Tempol, an investigational drug.  The exclusive license includes the worldwide use under the licensed patent rights and related rights of Tempol for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection.  In addition, the exclusive license includes the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer.

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

             Preclinical studies of Tempol have shown it to have antiviral, anti-inflammatory, and antioxidant activity.  The company believes this unique mechanism of action, combined with a relatively benign safety profile shown in prior preclinical studies, could provide physicians with a tool to intervene to slow or stop progression of COVID-19 or inflammation at multiple phases of the disease.  If proven, this could provide Tempol with an advantage over oral antiviral drugs the FDA has cleared for the treatment of COVID-19.

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

            In July 2020, we submitted to the FDA a pre-IND package which provided a protocol for a Phase 2/3 study examining Tempol in COVID-19 patients, and the FDA provided comments regarding the prospective use of Tempol in a randomized placebo controlled trial.  In January 2021, we submitted an IND to the FDA for the investigational use and proposed clinical trial of Tempol for the treatment of COVID-19.  The goal of the study titled, “A Phase 2/3, Adaptive, Randomized, Double-Blind, Placebo-Controlled Study to Examine the Effects of Tempol (MBM-02) on Preventing COVID-19 Related Hospitalization in Subjects with COVID-19 Infection,” is to examine the safety and activity of Tempol in COVID-19 patients early in the infection.  In addition to safety, the study will examine markers of inflammation and the rate of hospitalization for patients taking Tempol versus placebo early in COVID-19 infection.  On June 11, 2021, we announced that clinical trial start-up activities were underway, that the company was carrying out those activities with a large clinical research organization, that commenced activities included site identification and initiation, data base production, vendor management, and the establishment of an independent data safety monitoring board, or DSMB, of infectious disease experts who will review the safety and efficacy of the trial, and that clinical trial drug product and placebo have also been obtained.  On September 2, 2021, we announced the initiation of patient dosing in the trial.  Our trial requires individuals with moderate COVID-19 symptoms to be unvaccinated and have co-morbidities such as heart disease, as those patients typically have worse outcomes, requiring hospitalization.  We initially experienced enrollment challenges primarily as a result of the decrease in COVID-19 infections and increased immunizations in the United States. We took certain responsive steps including opening new sites across the U.S. and modifying the protocol to include vaccinated subjects.

            In February 2022 we announced the enrollment and dosing of more than 100 subjects in the Phase 2/3 trial.  On March 14, 2022, we announced that the DSMB overseeing the Phase 2/3 clinical trial met to evaluate the clinical and safety data from the first planned interim analysis and, following its evaluation, recommended that the study continue without modification. On June 1, 2022, we announced that the DSMB had met again to evaluate interim clinical and safety data for the trial and based on an interim review of the data, determined that the study can continue as planned.

           On July, 29, 2022, we announced that we had enrolled more than 200 patients in the trial. We believe that we have nearly completed patient enrollment needed for the next DSMB meeting for our Phase 2/3 clinical trial. The DSMB is scheduled to meet near the end of September 2022 to review unblinded interim data including safety and efficacy.  The DSMB is comprised of infectious disease experts who independently review the unblinded trial data and make recommendations. The company will not have access to unblinded trial data until the trial has concluded and the final study data is compiled and reviewed. At the September meeting, the DSMB plans to evaluate the primary efficacy endpoint, the sustained resolution of COVID-19 symptoms, as well as safety in individuals who are at high risk for disease progression. If the DSMB recommendations indicate that the analysis of the clinical and safety data from the trial demonstrates significant efficacy, the DSMB might recommend stopping the trial in light of the demonstrated efficacy in even a relatively small dataset, and the company likely would submit a clinical study report to the FDA and request a meeting to discuss the findings and next regulatory steps, as well as requirements for applying for Emergency Use Authorization. If positive trends are observed in favor of the Tempol treatment group but significant efficacy is not demonstrated, the DSMB may recommend that we continue the study and enroll additional subjects. If no efficacy is demonstrated, then the company would likely stop the trial. In addition, the company is exploring other potential indications for Tempol and seeking both government and non-government funding to further development.

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

            As a result of the transactions contemplated by the USC Agreement and the restructuring activities described above, the company’s financial results for the third and fourth quarters of 2021 include approximately $8.6 million for the impairment charges of inventory, fixed assets, intangibles, goodwill and right of use assets. The impairment charges that the company incurred and expects to incur in connection with the matters described above are subject to a number of assumptions, and the actual amount of impairment charges may differ materially from those estimated by the company.  In addition, the company may determine in the future that additional impairments of assets are appropriate in connection with the matters described above.

Going Concern and Management Plan

            The financial statements included elsewhere herein for the three and six months ended June 30, 2022, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. We incurred a net loss of approximately $18.8 million and $24.7 million for the six months ended June 30, 2022 and 2021. As of June 30, 2022, we had cash and cash equivalents of approximately $8.9 million, an accumulated deficit of approximately $296.8 million and liabilities of approximately $10.7 million. These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

             Our management intends to attempt to secure additional required funding through equity or debt financing if available, sales or out-licensing of product candidates or intellectual property assets, revenues relating to supply and sale of SYMJEPI and ZIMHI products and share of net profits received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of our products, from a business combination, or similar transactions.  However, there can be no assurance that we will be able to obtain any sources of funding.  As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions. Such additional funding may not be available, may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders.  If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.  If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

            Funding that we may receive during fiscal 2022 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates, to begin building working capital reserves and to help fund a number of matters, which may include, without limitation, some or all of the following:

●	support commercialization of our SYMJEPI and ZIMHI (naloxone) products;
●	continue development of our product candidates;
●	pursue the development of other product candidates or technologies that we may develop or acquire;
●	fund clinical trials of Tempol;
●	expand research and development activities;
●	access manufacturing, commercialization and sales capabilities;
●	implement additional internal systems and infrastructure;
●	satisfy our current and future obligations and liabilities
●	maintain, defend or expand the scope of our intellectual property portfolio;
●	acquire products, technologies or intellectual property or companies; and
●	hire management, sales, research, development and clinical personnel.

Results of Operations

Our consolidated results of operations are presented for the three months and six months ended June 30, 2022 and 2021. Certain financial results (revenues and expenses) relating to the business formerly conducted by USC are reflected in Note 2, Discontinued Operations and Assets Held for Sale, of the notes to the consolidated financial statements appearing elsewhere in this Report.  Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to the continuing operations of the company, which we sometimes refer to as our drug development and commercialization business.

Three Months Ended June 30, 2022 and 2021

Revenues. Revenues were approximately $40,000 and $1,275,000 for the three months ended June 30, 2022 and 2021, respectively.  Revenues for the three months ended June 30, 2022, consisted primarily of revenues from the amortization of deferred revenue relating to a milestone payment received from USWM in connection with entering into the USWM Agreement. The decrease was primarily attributable to a decrease in revenues relating to sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg. No revenues relating to SYMJEPI were reported for the second quarter of 2022, due to its manufacturing hold and the voluntary product recall announced in March 2022. As disclosed elsewhere in this Report, including above under the heading “General - SYMJEPI (epinephrine) Injection Product,” the manufacturing of SYMJEPI is currently on hold. The company and the manufacturer have developed corrective and preventive actions. New RTF syringes, which have been manufactured using a different batch of steel for their needles, are being sourced. Once Catalent has received the new syringes and begun to resume the manufacture process for SYMJEPI and all stakeholders are satisfied that these corrective actions should prevent similar issues in future batches, the company expects to have additional information concerning the timing of resupplying USWM with product to enable a relaunch of SYMJEPI, although there can be no assurance concerning the timing of resumption of manufacturing or resupplying USWM with product to enable a relaunch of SYMJEPI. There were no product revenues for ZIMHI during three months ended June 30, 2022 because the product was only recently launched and the product that was delivered to USWM in late March 2022 was intended to be used for the product launch. No additional ZIMHI product was delivered to USWM during the three months ended June 30, 2022.

Cost of Goods Sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. Consolidated cost of goods sold was approximately $689,000 and $1,796,000 for the three months ended June 30, 2022 and 2021, respectively. The gross loss for the three months ended June 30, 2022 was approximately $649,000 compared to approximately $521,000 for the three months ended June 30, 2021. Cost of goods sold for the second quarter of 2022 compared to the comparable period of 2021 decreased primarily due to the decrease in direct material costs of approximately $1,085,000 largely resulting from decreased sales of SYMJEPI.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of consulting and employee compensation, professional fees which include legal, accounting and audit fees, and depreciation and amortization expenses. SG&A expenses for the three months ended June 30, 2022 and 2021 were approximately $4,206,000 and $4,934,000, respectively. The decrease in SG&A expenses was primarily due to a decrease in legal expenses of approximately $491,000 mainly attributable to an ongoing legal proceeding and a decrease in compensation expenses of approximately $319,000, offset primarily by an increase in insurance expenses. The decrease in compensation expenses during the three months ended June 30, 2022 compared to the same period in 2021 was due to a lower stock based compensation expense resulting primarily from the modification of certain outstanding equity awards in connection with accelerated vesting pursuant to a separation agreement and a reduction in bonus expense, offset mainly by employment separation payments made during the second quarter of 2022.

Research and Development Expenses. Our research and development, or R&D, costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses were approximately $3,321,000 and $2,197,000 for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to an increase in costs related to our ongoing clinical trial of our Tempol product candidate of approximately $1,735,000 (primarily CRO expenses), offset primarily by a decrease in development spending for SYMJEPI, ZIMHI and other projects of approximately $576,000.

Other Income (Expense). Other Income (Expense) consists primarily of interest income, interest expense, and changes to the fair value of warrant liabilities. Other income (expense) for the three months ended June 30, 2022 and 2021 was approximately ($160,000) and ($45,000), respectively. The increase in other expenses during the three-month period ended June 30, 2022, compared to the same period in 2021, was primarily attributable to the change in estimate of variable consideration of approximately $758,000 related to the sale of certain assets to Fagron, which reflects a reduction in the estimated consideration receivable from the Purchaser pursuant to the terms of the USC Agreement. This loss was offset primarily by an increase in other income of approximately $500,000 from insurance proceeds and a gain on the change in fair value of warrants of approximately $63,000 and a gain on the repayment of the Second Draw of the PPP loan due to the lending bank waiving certain processing fees of approximately $63,000.

Loss from Discontinued Operations. The company recorded a net loss from discontinued operations, after taxes, of approximately $62,000 and $1,617,000 for the three months ended June 30, 2022 and 2021, respectively.  The decrease in loss from discontinued operations during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to the absence of any revenues or costs of goods sold and significantly reduced SG&A expenses due to the cessation of USC's operating activities. The loss from discontinued operations for the three months ended June 30, 2021, primarily reflected revenues of approximately $2.7 million relating to sales of USC products, cost of goods sold of approximately $2.1 million and SG&A expenses of approximately $2.2 million, relating to the operations of USC's compounding pharmacy business.

Six Months Ended June 30, 2022 and 2021

Revenues. Revenues were approximately $1,194,000 and $2,608,000 for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily attributable to a decrease in revenues relating to sales of SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg of approximately $2,558,000, offset by an increase of sales of ZIMHI of approximately $1,144,000. No revenues relating to SYMJEPI were reported for the second quarter of 2022, due to the manufacturing hold and the voluntary product recall announced in March 2022. As disclosed elsewhere in this Report, including above under the heading “General - SYMJEPI (epinephrine) Injection Product,” the manufacturing of SYMJEPI is currently on hold. The company and the manufacturer have developed corrective and preventive actions. New RTF syringes, which have been manufactured using a different batch of steel for their needles, are being sourced. Once Catalent has received the new syringes and begun to resume the manufacture process for SYMJEPI and all stakeholders are satisfied that these corrective actions should prevent similar issues in future batches, the company expects to have additional information concerning the timing of resupplying USWM with product to enable a relaunch of SYMJEPI, although there can be no assurance concerning the timing of resumption of manufacturing or resupplying USWM with product to enable a relaunch of SYMJEPI.

 Cost of Goods Sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. Cost of goods sold was approximately $2,153,000 and $3,641,000 for the six-months ended June 30, 2022 and 2021, respectively. The gross loss for the six-months ended June 30, 2022 was approximately $958,000 compared to approximately $1,033,000 for the six-months ended June 30, 2021. Cost of goods sold for the six months ended June 30, 2022 compared to the comparable period of 2021 decreased by approximately $1,489,000, primarily due to a decrease in direct materials costs of approximately $2,302,000 largely resulting from decreased sales of SYMJEPI and a decrease in obsolescence and defective inventory costs of approximately $314,000, offset by an increase in direct material costs for the sales of ZIMHI of approximately $1,152,000.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of consulting and employee compensation, professional fees which include legal, accounting and audit fees, and depreciation and amortization. SG&A expenses for the six months ended June 30, 2022 and 2021 were approximately $7,589,000 and $8,453,000 respectively. The decrease in SG&A expenses was primarily attributable to a decrease in compensation expenses of approximately $769,000 and a decrease in legal expenses of  approximately $640,000 mainly attributable to an ongoing legal proceeding, offset by an increase in consulting and outside services of approximately $320,000 for accounting and investor relations services, an increase in insurance costs of approximately $115,000 and an increase in recruitment fees of approximately $104,000. The decrease in compensation expenses during the six months ended June 30,2022 compared to the same period in 2021 was due to a lower stock based compensation expense resulting primarily from the modification of certain outstanding equity awards in connection with accelerated vesting pursuant to a separation agreement and a reduction in bonus expense, offset mainly by employment separation payments made during the first half of 2022.

 Research and Development Expenses. Our research and development, or R&D, costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses were approximately $7,542,000 and $4,446,000 for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to an increase in development spending on our product candidate Tempol of approximately $3,864,000 (primarily CRO costs as the clinical trial progresses), offset by a decrease in development spending for SYMJEPI, ZIHMI and other projects of approximately $474,000 and a decrease in compensation expenses for research and development employees by approximately $294,000 primarily related to stock based compensation.

Other Income (Expense). Other Income (Expense) consists primarily of interest income, interest expense, changes to the fair value of warrant liabilities, and other transactions. Other income (expense) for the six months ended June 30, 2022 and 2021 was approximately ($2,436,000) and ($7,687,000), respectively. The decrease in other expenses during the six months ended June 30, 2022, compared to the same period in 2021, was primarily attributable to a decrease in expense associated with the change in fair value of warrants of approximately $7,714,000 and an increase in other income of approximately $500,000 from insurance proceeds, offset by the contingent loss accrual associated with the Second Draw PPP Loan of approximately $1,787,000 and the change in estimate of variable consideration of approximately $1,198,000 related to the sale of certain assets to Fagron, pursuant to the USC Agreement.

Loss from Discontinued Operations. The company recorded a net loss from discontinued operations of approximately $227,000 and $3,074,000 for the six months ended June 30, 2022, and 2021, respectively.  The decrease in loss from discontinued operations during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily resulted from the absence of any revenues or costs of good sold expenses and significantly reduced SG&A expenses due to the cessation of USC’s operating activities.  The loss from discontinued operations for the six months ended June 30, 2021, primarily reflected revenues of approximately $5.5 million relating to sales of USC products, cost of goods sold of approximately $3.9 million and SG&A expenses of approximately $4.6 million, relating to the operations of USC's compounding pharmacy business.

Liquidity and Capital Resources

We have incurred net losses from our continuing and discontinued operations of approximately $18.8 million and $24.7 million for the six months ended June 30, 2022 and 2021, respectively. Since inception, and through June 30, 2022, we have an accumulated deficit of approximately $296.8 million. Since inception and through June 30, 2022, we have financed operations principally through public and private issuances of common stock, preferred stock and warrants and through debt financing.

We will need additional funding in the future to satisfy our existing and future obligations and liabilities and working capital needs, to support commercialization of our products and conduct clinical and regulatory work to develop our product candidates, to begin building working capital reserves, and for other purposes.  We intend to seek to finance future cash needs primarily through proceeds from equity or debt financings, loans, share of profits anticipated to be received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners.

As of June 30, 2022, we had cash, cash equivalents and restricted cash of approximately $8.9 million. Total assets were approximately $17.7 million and $38.3 million as of June 30, 2022 and December 31, 2021 respectively.  Current assets exceeded current liabilities by approximately $5.6 million as of June 30, 2022.

Net cash used in operating activities for the six months ended June 30, 2022 and 2021, was approximately $16.9 million and $21.3 million, respectively. Net cash used in operating activities for both periods were due to operating losses and, with respect to the six months ended June 30, 2022, the payment of product recall liability in 2022 and an approximately $1.4 million separation payment made to Dr. Carlo in connection with his employment separation during the second quarter of 2022, as compared to the six months ended June 30, 2021.

               Net cash provided by investing activities was approximately $2.5 million for six months ended June 30, 2022 and net cash used in investing activities was approximately $0.8 million for six months ended June 30, 2021. The net cash provided by investing activities for the six months ended June 30, 2022, was primarily due to payments received from Fagron from the sale of USC assets, and net cash used in investing activities for the six months ended June 30, 2021, was primarily due to purchase of capital equipment.

Net cash provided by financing activities was $0 and approximately $56.0 million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by financing activities for the six months ended June 30, 2021, was primarily due to proceeds from the issuance of common stock in an underwritten public offering, exercise of investor warrants and proceeds from the Second Draw PPP Loan.

PPP Loans. As discussed in Note 7 to the financial statements included elsewhere herein, we applied for and obtained loan funding under the PPP pursuant to the PPP Loan and PPP Note in the principal amount of $3,191,700, the balance of which has been forgiven, and under the Second Draw PPP Loan  and PPP2 Note in the principal amount of $1,765,495, the balance of which was also initially forgiven.  However, as a result of the investigation by the Civil Division described elsewhere under the heading “Legal Proceedings” and in Note 9 to the consolidated financial statements included elsewhere herein, in June 2022, the company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and related interest and fees.  Our PPP loans and applications for forgiveness of loan amounts remain subject to future review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the company that was part of the PPP loan application process. Accordingly, the company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining PPP loans or obtaining forgiveness of those loans.  If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, including that we were not eligible to apply for or receive the loan, we could be required to return or repay the full amount of the applicable loan and could be subject to additional fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

As noted above under the heading “Going Concern and Management Plan,” through June 30, 2022, we have incurred substantial losses.  We will be required to devote significant cash resources in order to continue development and commercialization of our product candidates and to support our other operations and activities.  The availability of required additional funding cannot be assured.  As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions. In addition, an adverse outcome in legal or regulatory proceedings in which we are or in the future could be involved could adversely affect our liquidity and financial position.  See Note 9 of the notes to our consolidated financial statements included elsewhere herein.  If in the future we are not able to obtain additional required equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations.  No assurance can be given as to the timing or ultimate success of obtaining future funding.  Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional specialty pharmaceutical products and begin to realize revenues from sales of such additional products. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. In addition, as a result of the COVID-19 pandemic and actions taken to slow its spread, national or global developments, inflation or other economic considerations or other factors, there can be no assurance that deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.

          As disclosed elsewhere in this Report, including in Part II, Item 1, “Legal Proceedings,” on May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. In addition to the subpoenas from the USAO, the company has also received requests from the SEC for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters.  The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests.  The company intends to cooperate with the USAO the SEC and the Civil Division. At this time, the company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, Civil Division or other agencies, or determine what, if any, proceedings the USAO, SEC, Civil Division or other federal or state authorities may initiate, what, if any, remedies or remedial measures the USAO, SEC, the Civil Division, or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties, equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

Material Cash Requirements

          Based on our current and anticipated level of operations, we do not believe that our cash, cash equivalents and short-term investments, together with anticipated revenues from operations and amounts that we expect to receive as a result of our sales of assets relating to our former USC business, will be sufficient to meet our anticipated operating expenses, capital expenditures and obligations for at least 12 months from the date of this Report.  As a result, before the end of 2022 or thereafter during such 12-month period, we will require additional capital to sustain operations, satisfy our obligations and liabilities, help fund the development and commercialization of our products and product candidates, conduct research, development and trials relating to our product candidates, and fund our ongoing operations, acquire product candidates or technologies, or for other purposes, and we intend to seek to raise additional capital during 2022 and/or thereafter.  As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions. Additional required capital may not be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy.

            As of June 30, 2022, we had an operating lease for office space for our offices in San Diego, California, with a remaining term expiring in November 2023.  Monthly rent through the remaining term of the lease is approximately $32,000 per month.  We also have a lease agreement for space located in Conway, Arkansas, relating to the compounding pharmaceutical products business formerly conducted by our USC subsidiary, with a current term expiring December 31, 2023.  As a result of the sale of assets pursuant to the USC Agreement and the winding down of USC’s remaining business, the company will not need the leased property. Monthly rent for the remaining term of this lease is approximately $10,800 per month.  See Note 6 of the notes to the consolidated financial statements included elsewhere herein for additional information about our lease obligations.

            We have entered into arrangements with clinical sites and clinical research organizations, or CROs, for the conduct of our clinical trials. We make payments to these clinical sites and CROs based in part on the number of eligible patients enrolled, the length of their participation in the clinical trials and activities undertaken by the clinical sites and CROs. At this time, due to the variability associated with clinical site agreements, CRO agreements and manufacturing agreements, we are unable to estimate with certainty the future costs we will incur, including in connection with our ongoing Phase 2/3 clinical trial relating to Tempol, but such expenses may be material. In addition, we have entered into agreements and arrangements with third parties for the manufacture and supply of clinical and commercial materials and drug products, including for our SYMJEPI and ZIMHI products and our current clinical trial for our Tempol product candidate. In some of our agreements with manufacturers, we have a production threshold commitment where we would be required to pay for maintenance fees if we do not meet certain periodic purchase order minimums. Maintenance fees for the three months and six months ended June 30,2022 were $0. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. We intend to use our current financial resources to fund our obligations under these commitments.

             As disclosed elsewhere in this Report, on March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level, due to the potential clogging of the needle preventing the dispensing of epinephrine. USWM is handling the entire recall process for the company, with company oversight. SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. The ultimate costs of the recall and the allocation of costs of the recall, including the costs to us resulting from the recall, are unknown as of the date of this Report; however, the recall could cause the company to suffer reputational harm, depending on the resolution of matters relating to the recall could result in the company incurring financial costs and expenses which could be material, could adversely affect the supply of SYMJEPI products until manufacturing is resumed, and depending on the resolution of matters relating to the recall could have a material adverse effect on our business, financial condition, and results of operations.

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

            As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

 Changes in Internal Controls Over Financial Reporting

            There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Investigations

            On May 11, 2021, the company and USC each received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (“USAO”).  The USAO issued the subpoenas in connection with a criminal investigation and requested a broad range of documents and materials relating to, among other matters, certain veterinary products sold by USC, certain practices, agreements, and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC.  The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review the matters brought forth in the subpoenas and certain other matters.  The investigation involved, among other matters, interviews with employees and collection and review of a large number of documents.  The company has taken a number of actions in response to the internal investigation, including personnel actions relating to certain USC veterinary sales employees.  In addition, following the commencement of the investigation, as disclosed elsewhere in this Report the company has sold assets relating to its compounding pharmacy business, ceased selling human and veterinary compounded pharmaceutical products, has wound down USC’s business, and the employment of substantially all USC employees has ended.  As a result, the company is no longer engaged in the sale of human or veterinary compounded pharmaceutical products.  The company is also considering a number of additional actions in response to the internal investigation and the USAO investigation.  As of the date of this Report, we believe that the investigation initially commenced by the Audit Committee is substantially complete.  However, additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the Audit Committee’s investigation.  The company has also received requests from the U.S. Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters.  The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed.   Additionally, on March 16, 2022, the company was informed that the Civil Division of the USAO (“Civil Division”) was investigating the company’s Second Draw PPP Loan application and the company’s eligibility for the Second Draw PPP Loan.  The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter.  The company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what, if any, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results.  We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation.  There can be no assurance that any discussions with the USAO, SEC or Civil Division to resolve these matters will be successful.  The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results.   The occurrence of any of these events, or any determination that our activities were not in compliance with existing laws or regulations, could have a material adverse effect on the company’s business, financial condition, and results of operations.

            As a result of the investigation by the Civil Division, the company’s financial statements for the first quarter of 2022 included a $1,850,000 contingent loss liability relating to the possible repayment of the full amount of the Second Draw PPP Loan as well as accrued interest and processing fees of the lending bank. In June 2022, following the inquiry, the company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees.

Nasdaq Compliance

            On December 31, 2021, we received a notice from the Nasdaq Listing Qualifications Department of The NASDAQ Capital Market (“Nasdaq”) informing us that because the closing bid price of our Common Stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.  Nasdaq Listing Rule 5550(a)(2) (the “Rule”) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.   Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until June 29, 2022, to regain compliance.  To regain compliance, the closing bid price of our Common Stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.   The notice letter also disclosed that if we do not regain compliance within the initial compliance period, we may be eligible for an additional 180-day compliance period.  To qualify for additional time, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of a plan to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.  We did not regain compliance with the Rule by June 29, 2022.  We requested additional time to regain compliance and provided notice to Nasdaq of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.  On June 30, 2022, Nasdaq notified us that we were granted an additional 180-day compliance period or until December 27, 2022, to regain compliance with the Rule.  The notice also indicated that if at any time before December 27, 2022, the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Rule.  If the Company does not meet the minimum bid requirement at some time during the additional 180-day grace period, Nasdaq will provide written notification to the Company that its shares will be subject to delisting. At such time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. The Company would remain listed pending the Panel’s decision. There can be no assurance that if the Company does appeal a subsequent delisting determination, that such appeal would be successful.  The letter and notification from Nasdaq had no immediate effect on the listing or trading of the Company’s shares, which will continue to trade on the Nasdaq Capital Market under the symbol “ADMP.” There are no assurances that we will be able to regain compliance with the minimum bid price requirements or will otherwise be in compliance with other Nasdaq listing rules.

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

            In March 2022, plaintiff filed a motion for a temporary restraining order and for expedited proceedings, seeking an order enjoining the Company and its directors from (a) changing the number of members of the Company’s board of directors, (b) adding members to the Company’s board of directors, and/or (c) replacing any resigning members of the Company’s board of directors. The Company filed a response to the plaintiff’s motion. The Court held a hearing on March 28, 2022 and denied the plaintiff’s motion in full. On April 4, 2022, plaintiff filed a motion to amend the plaintiff’s complaint. The proposed amended Complaint adds additional allegations relating to the manner in which the defendants established and disclosed the date of the Company’s 2021 annual meeting of stockholders and to statements the defendants made about the plaintiff to the Company’s stockholders.  On April 28, 2022, the Court granted the motion, noting that as a general rule, leave to amend is freely given.  On April 25, 2022, plaintiff filed a motion for a preliminary injunction seeking to enjoin the Company from holding its 2022 annual meeting of stockholders until the plaintiff’s Complaint is resolved.  The Company opposed the motion, and on April 28, 2022, the Court denied the plaintiff’s motion.  On May 23, 2022, the Company filed a motion for summary judgment on Count VI and a motion to dismiss Counts VII, VIII, and IX of plaintiff’s amended Complaint.  Those motions are pending before the Court, and the case continues to proceed.   The Company believes the claims in plaintiff’s Complaint are without merit, and intends to vigorously dispute them.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business.The risk factors set forth below with an asterisk (*) next to the title contain substantive changes to the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.  Our business, financial condition, results of operations and future prospects could be materially and adversely affected by these risks if any of them actually occurs.  In these circumstances, the market price of our common stock would likely decline.  The risks and uncertainties described below are not the only ones we face.  Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business.

 Risk Factors Summary

The business of Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis,” or the “company”) is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

●	There is substantial doubt about our ability to continue as a going concern. We have incurred significant losses since our inception, anticipate that we will continue to incur losses in 2022, and may continue to incur losses in the future. We may never achieve or sustain profitability.
●	Statements in this Report concerning our future plans and operations are dependent on our having adequate funding and the absence of unexpected delays or adverse developments. We will require additional funding in the future to help fund the development and commercialization of our products and product candidates, conduct research, development and trials relating to our product candidates, fund our ongoing operations and satisfy our obligations and liabilities, and as of the date of this Report, we have a limited number of authorized shares available for issuance in any such funding transactions. We may not be able to secure required funding, which could force us to delay, reduce or eliminate our commercialization efforts or product development programs and could cause us to reduce or cease operations.
●	We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.
●	Our development plans concerning our products and product candidates are affected by many factors, the outcome of which is difficult to predict.
●	We could experience delays in the commencement or completion of clinical testing of our product candidates, which could result in increased costs and delays and adversely affect our business and financial condition. We may be required to suspend, repeat or terminate our clinical trials if trials are not well designed, do not meet regulatory requirements or the results are negative or inconclusive. We cannot assure you that any preclinical or clinical testing will be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. There are no assurances concerning the outcome of any future meetings of the DSMB to evaluate interim data for our ongoing clinical trial regarding our Tempol product candidate or concerning the results of trial, and an adverse outcome regarding the results of the trial could have a material adverse effect on our business, financial conditions and results of operations.

●	We are subject to the risk of lawsuits or other legal proceedings.
●	We are subject to substantial government regulation and are impacted by state and federal statutes and regulations, which could materially adversely affect our business. We may encounter difficulties or delays in applying for or obtaining regulatory approval for our products. If we do not receive required regulatory approvals for our products, we may not be able to develop and commercialize our products or technologies.
●	Even if they are approved and commercialized, our potential products may not be able to compete effectively with other products targeting similar markets.
●	Our failure to adequately protect or to enforce our intellectual property rights or secure rights to third party patents could materially harm our proprietary position in the marketplace or prevent the commercialization of our products. We may become involved in patent litigation or other intellectual property proceedings, which could result in liability for damages and have a material adverse effect on our business and financial position.
●	We borrowed funds pursuant to the Paycheck Protection Program (“PPP”). Even though our loans were initially forgiven pursuant to the program, we remain subject to review and audit in connection with such loans. In connection with an investigation by the Civil Division, in June 2022 we paid a total of $1,787,417 in repayment of our Second Draw PPP Loan principal and related interest and fees. We could be required to return or repay the full amount of our first PPP Loan and could be subject to fines or penalties, which could be material
●	The COVID-19 pandemic has adversely affected and may continue to adversely affect our business, results of operations and financial condition.
●	If there are injuries or deaths associated with use of our products, or if there is a product recall affecting one or more of our products, we may be exposed to significant liabilities. We have announced a voluntary recall of four lots of our SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringe products. As of the date of this Report, neither we nor our commercialization partner have received, or is aware of, any adverse events related to this recall. However, in the event of adverse events or deaths associated with our products, we could become subject to product and professional liability lawsuits or other claims or proceedings. In addition, the recall could adversely affect our business, results of operations, financial condition and liquidity.
●	Our US Compounding Inc. subsidiary, or USC, which is registered as a human drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, is subject to many federal, state and local laws, regulations, and administrative practices, including, among others: federal registration as an outsourcing facility, state and local licensure, and registration requirements concerning the operation of outsourcing facilities and the compounding, labeling, marketing, sale and distribution of products from our registered outsourcing facility. Effective as of July 30, 2021, we entered into an asset purchase agreement pursuant to which we sold and transferred certain assets of USC related to its human compounding pharmaceutical business. The remaining operations and business of USC have been wound down, and remaining assets relating to USC’s business have been or will be sold or otherwise disposed of. Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer selling compounded pharmaceutical or veterinary products. Nevertheless, USC and we could become involved in proceedings with the FDA or other federal or state regulatory authorities alleging non-compliance with applicable federal or state regulatory legal requirements, or in other legal proceedings relating to the winding down of USC’s business, which could adversely affect our business, financial condition and results of operations.
●	Changes in healthcare laws could adversely affect the ability or willingness of customers to purchase our products and, as a result, adversely impact our business and financial results.
●	We have received a grand jury subpoena issued in connection with a criminal investigation. As we have previously disclosed, on May 11, 2021, each of the company and our USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office, or USAO, for the Southern District of New York issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the board of directors, or the Board, has engaged outside counsel to conduct an independent internal investigation to review these and other matters. The company has also received a request from the Securities and Exchange Commission, or the SEC, that the company voluntarily provide documents and information relating to certain matters including the subject matter of the subpoena from the USAO. The company has produced and will continue to produce and provide documents in response to the subpoena and requests. The company intends to cooperate with the USAO and SEC. Additionally, on March 16, 2022, the company was informed that the Civil Division of the USAO (“Civil Division”) was investigating the company’s Second Draw PPP Loan application and the company’s eligibility for the Second Draw PPP Loan. The company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the company is unable to determine what, if any, additional actions the USAO, SEC, Civil Division or other federal or state authorities may take, what, if any, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results. We could receive additional requests from the USAO, SEC, Civil Division or other authorities, which may require further investigation. The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties, equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.
●	We identified a material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021. If we fail to effectively remediate material weaknesses in our internal control over financial reporting, it could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner and could lead to additional risks and uncertainties, including loss of investor confidence, legal investigations or proceedings, and negative impacts on our business, financial condition and stock price.

●	Our business depends on complex information systems, and any failure to successfully maintain these systems or implement new systems to handle our changing needs could materially harm our operations. Cybersecurity or other system failures could disrupt our business, result in liabilities, and adversely affect our business, financial condition and results of operations.
●	Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.
●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets.

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

We incurred significant net losses for the six months ended June 30, 2022, and for the years ended December 31, 2021 and December 31, 2020.  As of June 30, 2022, we had cash, cash equivalents and restricted cash of approximately $8.9 million. The development of our business will require additional capital. Based on our current and anticipated level of operations, we do not believe that our cash, cash equivalents and short-term investments, together with anticipated revenues from operations and amounts that we expect to receive as a result of our sales of assets relating to our former USC business, will be sufficient to meet our anticipated operating expenses, capital expenditures and obligations for at least 12 months from the date of this Report.  As a result, before the end of 2022 or thereafter during such 12-month period, we will require additional capital to sustain operations, satisfy our obligations and liabilities, help fund the development and commercialization of our products and product candidates, conduct research, development and trials relating to our product candidates, and fund our ongoing operations, acquire product candidates or technologies, or for other purposes, and we intend to seek to raise additional capital during 2022 and/or thereafter.  There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms.  In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations.  As of the date of this Report, we have a limited number of authorized shares available for issuance in any such funding transactions. We currently have no available balance in our credit facility or committed sources of capital, and a number of factors may limit or prevent our current ability to access capital markets to obtain any required funding.  Delays in obtaining, or the inability to obtain, required funding from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions or sources, could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments, and could adversely affect our ability to continue operations.  In addition, our sale of assets pursuant to the USC Agreement relating to the human compounding pharmaceuticals business of our USC subsidiary, together with our previously announced process of winding down, winding up and disposing of the remaining operations, business and assets of USC, will result in the company not receiving revenues in the future from sales of products by USC, other than the consideration receivable by the company pursuant to the terms of the USC Agreement or from other agreements or arrangements relating to the sale or disposition of the remaining USC assets.

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

We incurred significant net losses for the six months ended June 30, 2022 and for the years ended December 31, 2021 and December 31, 2020, as reflected in the financial statements included elsewhere in this Report.  We expect that these losses may continue as we continue our research and development activities, seek regulatory approvals for our product candidates and seek to commercialize any approved products.  These losses will cause, among other things, our stockholders’ equity and working capital to decrease.  Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

As we have previously disclosed, on May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC.  The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters.  Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation.  The company has also received requests from the Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters.  The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed. Additionally, on March 16, 2022, we were informed that the Civil Division of the USAO (“Civil Division”) is investigating the company’s Second Draw PPP Loan application disclosed in previous reports.  The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter.    In June 2022, following the inquiry the company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees. The company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what, if any, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results.  We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation.  There can be no assurance that any discussions with the USAO, SEC or Civil Division to resolve these matters will be successful.  The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results.   The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

* Our PPP loans may be audited or reviewed by federal or state regulatory authorities.  We repaid our PPP Loan.

We applied for and obtained loan funding under the PPP pursuant to the PPP Loan and PPP Note, the balance of which has been forgiven, and under the Second Draw PPP Loan and PPP2 Note in the principal amount of $1,765,495, the balance of which was initially forgiven.  However, in connection with an investigation by the Civil Division, in June 2022 we paid a total of $1,787,417 in repayment of our Second Draw PPP Loan principal and related interest and fees. Our PPP loans and applications for forgiveness of loan amounts remain subject to future review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the company that was part of the PPP loan application process.  Accordingly, the company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan and Second Draw PPP Loan or obtaining forgiveness of those loans.  If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to additional fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

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

* If there are injuries or deaths associated with use of our products, or if there is a product recall affecting one or more of our products, we may be exposed to significant liabilities.

The production, manufacturing, labeling of pharmaceutical products and compounded pharmaceutical preparations is inherently risky. We could be adversely affected if any of our products, or the formulations or other products previously sold by USC, prove to be, or are asserted to be, harmful to patients. There are a number of factors that could result in the injury or death of a patient who receives one of our products or one of the compounded formulations previously sold by USC, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, safety alert, or other proceedings or actions, relating to one or more of such products. On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes, due to the potential clogging of the needle preventing the dispensing of epinephrine. As of the date of this Report, the manufacturing of SYMJEPI is currently on hold.  There can be no assurance concerning the timing of resumption of manufacturing or resupplying USWM with product to enable a relaunch of SYMJEPI.  If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with our products, or one of the formulations or compounds previously sold by USC, we could become subject to product and professional liability lawsuits or other proceedings, including enforcement actions by state and federal authorities or other healthcare self-regulatory bodies or product liability claims or lawsuits. In addition, such matters could result in indemnification claims by third parties or claims relating to the product recall or associated expenses, including third parties that have purchased our SYMJEPI products or that may purchase our ZIMHI product, or to which we have sold certain assets of USC, including claims pursuant to our agreements with third parties. Any of the foregoing matters could result in a material adverse effect on our business, results of operations, financial condition and liquidity. Our consolidated financial statements for the year ended December 31, 2021, included in our 2021 Form 10-K, and our consolidated financial statements for the three months ended March 31, 2022, included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, included and reflected a reserve of approximately $2.0 million associated with the SYMJEPI recall. The recall may have an adverse effect on the amount or the timing of our revenues, and on our financial results and liquidity, for fiscal quarters in 2022 or thereafter. In addition, current or future insurance coverage may prove insufficient to cover any liability claims brought against USC or us with respect to the SYMJEPI recall, products previously sold by USC, or other matters. As of June 30, 2022, the remaining balance of the reserve relating to the SYMJEPI recall was approximately $601,000, after payments made to USWM for the identified recalled products.

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

Before regulatory approval for a potential product can be obtained, we must undertake clinical testing on humans to demonstrate the tolerability and efficacy of the product. We cannot assure you that we will obtain authorization to permit product candidates that are in the preclinical development phase to enter the human clinical testing phase. In addition, we cannot assure you that any authorized preclinical or clinical testing will be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. For example, there are no assurances concerning the outcome of any future meetings of the DSMB to evaluate interim data for our ongoing clinical trial regarding our Tempol product candidate or concerning the results of trial, and an adverse outcome regarding the results of the trial could have a material adverse effect on our business, financial conditions and results of operations. We cannot assure you that any testing or clinical trials will show potential products to be safe and efficacious or that any such product will be approved for a specific indication. Further, the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. In addition, we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks.

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

The market price of our common stock may fluctuate substantially. For example, from January 2020 to June 30, 2022, the market price of our common stock has fluctuated between $0.27 and $2.34.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

 On December 31, 2021, the Nasdaq Listing Qualifications Department of The NASDAQ Capital Market (“Nasdaq”) notified us that because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.  Nasdaq Listing Rule 5550(a)(2) (the “Rule”) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.   Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A),  we were provided an initial compliance period of 180 calendar days, or until June 29, 2022, to regain compliance.  The notice stated that if at any time before June 29, 2022, the closing bid price of our common stock met or exceeded $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved.  We did not regain compliance with the Rule by June 29, 2022.  However, we requested additional time to regain compliance and provided notice to Nasdaq of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.  One June 30, 2022 we received a letter from Nasdaq notifying us that we had been granted an additional 180-day compliance period or until December 27, 2022, to regain compliance with the Rule.  If the Company does not meet the minimum bid requirement for at least 10 consecutive business days at some time during the additional 180-day grace period, Nasdaq will provide written notification to the Company that its shares will be subject to delisting. At such time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. The Company would remain listed pending the Panel’s decision. There can be no assurance that if the Company does appeal a subsequent delisting determination, that such appeal would be successful.  The letter and notification from Nasdaq had no immediate effect on the listing or trading of the Company’s shares, which will continue to trade on the Nasdaq Capital Market under the symbol “ADMP.” We intend to monitor the closing bid price for our common stock and will consider available strategies in an effort to satisfy the minimum bid price requirement.  However, there are no assurances that we will be able to regain compliance with the minimum bid price requirements or will otherwise be in compliance with other Nasdaq listing rules.

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

 As June 30, 2022, we had 149,983,265 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of June 30, 2022, we had reserved for issuance 4,861,142 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.09 per share, we had outstanding restricted stock units covering 650,000 shares of common stock, and we had outstanding warrants to purchase 14,202,824 shares of common stock at a weighted-average exercise price of $1.17 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

* Exercise of our outstanding warrants may result in dilution to our stockholders.

As of June 30, 2022, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50 per share.  As of June 30, 2022, 13,794,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $1.15 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; 350,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.70 per share, that we issued in connection with our private placement of warrants in February 2020.

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

General Risk Factors

* We depend on our officers. If we are unable to retain our key employees or to attract additional qualified personnel, our product operations and development efforts may be seriously jeopardized.

Our success will be dependent upon the efforts of our management team and staff.  We currently do not have key person life insurance policies covering any of our executive officers or key employees. The employment of Dennis J. Carlo, Ph.D., our former president and chief executive officer, was terminated in May 2022. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited.  There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the operation of our business.  Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel.  If we are unable to attract new employees and retain existing key employees, the development and commercialization of our product candidates could be delayed or negatively impacted.  In addition, any staffing interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires, could have an adverse effect on our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM  6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

3.1	Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Common Stock Purchase Warrant dated July 5, 2022. (1)
10.1	Securities Purchase Agreement dated July 5, 2022, between the Company and the parties thereto. (1)
10.2	Registration Rights Agreement dated July 5, 2022, between the Company and the parties thereto. (1)
10.3	Executive Employment Agreement between the Company and David C. Benedicto dated as of June 22, 2022. (3)
10.4	Separation Agreement and Release dated as of May 18, 2022, between the Company and Dennis J. Carlo. (4)
10.5	Executive Employment Agreement between the Company and David J. Marguglio dated as of May 18, 2022. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on July 6, 2022.
(2)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on June 17, 2022.
(3)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on June 24, 2022.
(4)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on May 19, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: August 10, 2022	By:	/s/ David J. Marguglio
David Marguglio
Chief Executive Officer

Date: August 10, 2022	By:	/s/ David C. Benedicto
David C. Benedicto
Chief Financial Officer