Form 10-K/A
period 2021-12-31
Adamis Pharmaceuticals Corp
filed 2022-09-20
CIK 887247

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

At April 25, 2022, the Company had 149,733,265 shares outstanding.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

Page No.
Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	4

2

EXPLANATORY NOTE

T

The Company is filing this Amendment No. 2 (this “Amendment”) to our Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 31, 2022, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A, which was filed with the U.S. Securities and Exchange Commission on May 2, 2022 (the “Form 10-K”), to amend Part IV, Item 15 of our Form 10-K to include revised hyperlinks for certain of the Exhibits listed in that item. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Except as described above and for currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2, this Amendment does not affect any other parts of, or exhibits to, the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. This Amendment does not reflect events occurring after the original date of filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this report is limited in scope to the items identified above and should be read in conjunction with the Annual Report on Form 10-K, as amended.

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

4

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

5

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

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California.

ADAMIS PHARMCEUTICALS CORPORATION

Dated: September 20, 2022	By:	/s/ DAVID J. MARGUGLIO
David J. Marguglio
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DAVID J. MARGUGLIO	Chief Executive Officer, Secretary,	September 20, 2022
David J. Marguglio	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ DAVID C. BENEDICTO	Chief Financial Officer	September 20, 2022
David C. Benedicto

Directors:

/s/ *	Director	September 20, 2022
David J. Marguglio

/s/ *	Director	September 20, 2022
Richard C. Williams

/s/ *	Director	September 20, 2022
Howard C. Birndorf

/s/ *	Director	September 20, 2022
Meera J. Desai

* By:	/s/ DAVID J. MARGUGLIO
David J. Marguglio
Attorney-in-fact