Form 10-Q
period 2022-09-30
Adamis Pharmaceuticals Corp
filed 2022-11-14
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 8, 2022, was 149,983,265.

ADAMIS PHARMACEUTICALS, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2022 and 2021	4

	Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Unaudited) for the Three Months and Nine Months Ended September 30, 2022 and 2021	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	6-7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	34

Item 4.	Controls and Procedures	34

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

Signatures		60

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,419,960	$23,220,770
Restricted Cash	30,056	30,023
Accounts Receivable, net	1,306,505	815,565
Receivable from Fagron	247,510	5,084,452
Inventories	1,092,445	418,607
Prepaid Expenses and Other Current Assets	803,415	1,313,546
Current Assets of Discontinued Operations (Note 2)	4,188,239	4,320,659
Total Current Assets	10,088,130	35,203,622
LONG TERM ASSETS
Fixed Assets, net	1,594,856	2,334,768
Right-of-Use Assets	402,126	650,460
Other Non-Current Assets	52,174	109,137
Total Assets	$12,137,286	$38,297,987
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,297,717	$3,754,010
Accrued Other Expenses	1,341,759	2,800,241
Product Recall Liability	408,130	2,000,000
Accrued Bonuses	—	535,624
Lease Liabilities, current portion	368,809	349,871
Deferred Revenue, current portion	27,779	100,000
Current Liabilities of Discontinued Operations (Note 2)	1,429,925	1,683,246
Total Current Liabilities	8,874,119	11,222,992

LONG TERM LIABILITIES
Deferred Revenue, net of current portion	185,191	750,000
Lease Liabilities, net of current portion	63,209	342,562
Warrant Liabilities, at fair value	12,037	99,655
Total Liabilities	9,134,556	12,415,209

COMMITMENTS AND CONTINGENCIES (Note 12)

Convertible Preferred Stock - Par Value $ .0001 ; 10,000,000 Shares Authorized: Series C Preferred Stock 3,000 Shares Authorized, liquidation preference $110 per share; 3,000 and 0 Issued and Outstanding at September 30, 2022 (Unaudited) and December 31, 2021, respectively. (Note 10)	157,303	—

STOCKHOLDERS’ EQUITY

Common Stock - Par Value $ .0001 ; 200,000,000 Shares Authorized; 150,506,222 and 150,117,219 Issued, 149,983,265 and 149,594,262 Outstanding at September 30, 2022 (Unaudited) and December 31, 2021, respectively.	15,051	15,012
Additional Paid-in Capital	304,072,176	303,958,829
Accumulated Deficit	(301,236,550)	(278,085,813)
Treasury Stock, at cost - 522,957 Shares at September 30, 2022 (Unaudited) and December 31, 2021.	(5,250)	(5,250)
Total Stockholders’ Equity	2,845,427	25,882,778
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$12,137,286	$38,297,987

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

REVENUE, net	$1,505,683	$759,962	$2,605,396	$3,368,115
COST OF GOODS SOLD	1,647,585	1,565,922	3,705,697	5,207,402
Gross Loss	(141,902)	(805,960)	(1,100,301)	(1,839,287)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,508,176	4,794,485	10,096,807	13,247,027
RESEARCH AND DEVELOPMENT	1,977,939	4,620,143	9,520,118	9,066,608
Loss from Operations	(4,628,017)	(10,220,588)	(20,717,226)	(24,152,922)
OTHER INCOME (EXPENSE)
Interest Expense	—	(1,865)	—	(6,649)
Interest/Other Income (Expense)	298,118	1,932	(379,392)	5,283
Gain on Forgiveness of PPP Loans	—	5,009,590	—	5,009,590
PPP2 Loan Contingent Loss	—	—	(1,787,417)	—
Change in Fair Value of Warrant Liabilities	58,690	42,525	87,618	(7,642,949)
Total Other Income (Expense), net	356,808	5,052,182	(2,079,191)	(2,634,725)
Net Loss from Continuing Operations before Income Taxes	(4,271,209)	(5,168,406)	(22,796,417)	(26,787,647)
Income Taxes	—	—	—	—
Net Loss from Continuing Operations	(4,271,209)	(5,168,406)	(22,796,417)	(26,787,647)
DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations before Income Taxes	(127,692)	(7,192,642)	(354,320)	(10,266,365)
Income Taxes - Discontinued Operations	—	—	—	—
Net Loss from Discontinued Operations	(127,692)	(7,192,642)	(354,320)	(10,266,365)
Net Loss Applicable to Common Stock	$(4,398,901)	$(12,361,048)	$(23,150,737)	$(37,054,012)

Basic and Diluted Loss Per Share:
Continuing Operations	$(0.03)	$(0.03)	$(0.15)	$(0.19)

Discontinued Operations	$(0.00)	$(0.05)	$(0.00)	$(0.07)
Basic and Diluted Net Loss Per Share	$(0.03)	$(0.08)	$(0.15)	$(0.26)

Basic and Diluted Weighted Average Shares Outstanding	149,983,265	148,886,141	149,806,799	142,483,194

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (UNAUDITED)

	Convertible Preferred Stock (Mezzanine Equity)		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total
For the Three Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Stockholders' Equity
Balance June 30, 2022	—	$—	150,506,222	$15,051	$303,869,991	522,957	$(5,250)	$(296,837,649)	$7,042,143
Issuance of Series C Preferred Stock, net of issuance costs of $ 8,300	3,000	157,303	—	—	—	—	—	—	—
Issuance of 750,000 Warrants, pursuant to the Series C Preferred Stock issuance, net of issuance costs of $6,700	—	—	—	—	127,697	—	—	—	127,697
Stock Based Compensation	—	—	—	—	74,488	—	—	—	74,488
Net Loss	—	—	—	—	—	—	—	(4,398,901)	(4,398,901)
Balance September 30, 2022	3,000	$157,303	150,506,222	$15,051	$304,072,176	522,957	$(5,250)	$(301,236,550)	$2,845,427
For the Three Months Ended September 30, 2021
Balance June 30, 2021	—	$—	149,409,098	$14,941	$303,620,101	522,957	$(5,250)	$(256,950,579)	$46,679,213
Stock Based Compensation	—	—	—	—	152,561	—	—	—	152,561
Net Loss	—	—	—	—	—	—	—	(12,361,048)	(12,361,048)
Balance September 30, 2021	—	$—	149,409,098	$14,941	$303,772,662	522,957	$(5,250)	$(269,311,627)	$34,470,726
For the Nine Months Ended September 30, 2022
Balance December 31, 2021	—	$—	150,117,219	$15,012	$303,958,829	522,957	$(5,250)	$(278,085,813)	$25,882,778
Issuance of Series C Preferred Stock, net of issuance costs of $ 8,300	3,000	157,303	—	—		—	—	—	—
Issuance of 750,000 Warrants, pursuant to the Series C Preferred Stock issuance, net of issuance costs of $6,700	—	—	—	—	127,697	—	—	—	127,697
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—	389,003	39	(39)	—	—	—	—
Stock Based Compensation	—	—	—	—	(14,311)	—	—	—	(14,311)
Net Loss	—	—	—	—	—	—	—	(23,150,737)	(23,150,737)
Balance September 30, 2022	3,000	$157,303	150,506,222	$15,051	$304,072,176	522,957	$(5,250)	$(301,236,550)	$2,845,427
For the Nine Months Ended September 30, 2021
Balance December 31, 2020	—	$—	94,365,015	$9,437	$238,234,968	522,957	$(5,250)	$(232,257,615)	$5,981,540
Common Stock Issued, net of issuance costs of $ 3,330,752	—	—	46,621,621	4,661	48,414,585	—	—	—	48,419,246
Exercise of Warrants	—	—	8,356,000	836	15,292,714	—	—	—	15,293,550
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—	66,462	7	(7)	—	—	—	—
Share Based Compensation	—	—	—	—	1,830,402	—	—	—	1,830,402
Net Loss	—	—	—	—	—	—	—	(37,054,012)	(37,054,012)
Balance September 30, 2021	—	$—	149,409,098	$14,941	$303,772,662	522,957	$(5,250)	$(269,311,627)	$34,470,726

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(23,150,737)	$(37,054,012)
Less: Loss from Discontinued Operations	354,320	10,266,365
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Stock Based Compensation	(14,311)	1,830,402
Provision for Excess and Obsolete Inventory	—	587,824
Gain on Repayment of PPP2 Loan Contingent Loss Liability	62,583	—
Change in Fair Value of Warrant Liabilities	(87,618)	7,642,949
Cash Payments in Excess of Lease Expense	(12,081)	(3,997)
Depreciation and Amortization Expense	1,111,495	1,071,830
Gain on Forgiveness of PPP Loans	—	(5,009,589)
Change in Assets and Liabilities:
Accounts Receivable - Trade	(490,940)	(492,741)
Receivable from Fagron	919,413	(6,492,321)
Inventories	(673,838)	639,237
Prepaid Expenses and Other Current Assets	567,094	352,833
Accounts Payable	1,319,707	730,759
Contingent Loss Liability	—	(7,900,000)
PPP2 Loan Contingent Loss Liability Payment	(1,850,000)	—
PPP2 Loan Contingent Loss Liability	1,787,417	—
Product Recall Liability	(1,591,870)	—
Deferred Revenue	(637,030)	(75,000)
Accrued Other Expenses and Bonuses	(1,552,766)	1,203,498
Net Cash Used in Operating Activities of Continuing Operations	(23,939,162)	(32,701,963)
Net Cash (Used in) Provided by Operating Activities of Discontinued Operations	(439,301)	1,590,310
Net Cash Used in Operating Activities	(24,378,463)	(31,111,653)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(588,923)	(996,268)
Proceeds from Sale of Non-financial Asset	—	129,811
Proceeds from Receivable from Fagron	3,917,530	—
Net Cash Provided by Investing Activities of Continuing Operations	3,328,607	(866,457)
Net Cash Used in Investing Activities of Discontinued Operations	—	(15,999)
Net Cash Provided by (Used in) Investing Activities	3,328,607	(882,456)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock, net of issuance costs of $3,330,752	—	48,419,246
Proceeds from Issuance of Preferred Stock and Warrants, net of issuance costs of $15,000	285,000	—
Proceeds from Exercise of Warrants	—	5,851,900
Proceeds of PPP Loan	—	1,765,495
Net Cash Provided by Financing Activities of Continuing Operations	285,000	56,036,641
Net Cash Used In Financing Activities of Discontinued Operations	—	(2,057,948)
Net Cash Provided by Financing Activities	285,000	53,978,693
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(20,764,856)	21,984,584
Cash and Cash Equivalents, and Restricted Cash
Beginning	23,250,793	6,748,945
Change in Cash and Cash Equivalents of Discontinued Operations	(35,921)	28,376
Ending	$2,450,016	$28,761,905

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH & CASH EQUIVALENTS AND RESTRICTED CASH
Cash & Cash Equivalents	$2,419,960	$28,731,894
Restricted Cash	30,056	30,011
Total Cash & Cash Equivalents and Restricted Cash	$2,450,016	$28,761,905
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$3,625	$4,125
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES
Fixed Asset Additions included in Accrued Expenses	$217,340	$(73,517)
Forgiveness of PPP Loans	$—	5,009,590

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

For the three and nine months ended September 30, 2022 and September 30, 2021, and year ended December 31, 2021, the assets, liabilities, operations, and cash flows of the Company’s subsidiary, US Compounding, Inc. (“USC”), have been separated from the comparative period amounts to conform to the current period presentation as discontinued operations as the result of the Company’s decision to wind down and cease operations of USC and liquidate its remaining assets. See Note 2.

Going Concern

The Company’s cash and cash equivalents were $2,419,960 and $23,220,770 at September 30, 2022 and December 31, 2021, respectively.

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

The Company has significant operating cash flow deficiencies. Additionally, the Company will need additional funding in the near term and thereafter in the future to sustain operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s operations and business activities and working capital needs. The preceding conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements for the nine months ended September 30, 2022, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management’s plans include attempting to secure additional required funding through equity or debt financings if available, seeking to enter into one or more strategic agreements regarding, or sales or out-licensing of, intellectual property or other assets, products, product candidates or technologies, seeking to enter into agreements with third parties to co-develop and fund research and development efforts, revenues from existing agreements, a merger, sale or reverse merger of the Company, or other strategic transaction. There is no assurance that the Company will be successful in obtaining the necessary funding to sustain its operations or meet its business objectives. The process of obtaining funding, or the terms of a strategic transaction, could result in significant dilution to our existing stockholders. In addition, a severe or prolonged economic downturn, political disruption or pandemic, such as the COVID-19 pandemic, could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.

Basic and Diluted Loss per Share

            Under ASC 260, the Company is required to apply the two-class method to compute earnings per share (or, EPS). Under the two-class method both basic and diluted EPS are calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings. The two-class method results in an allocation of all undistributed earnings as if all those earnings were distributed. Considering the Company has generated losses in each reporting period since its inception through September 30, 2022, the Company also considered the guidance related to the allocation of the undistributed losses under the two-class method. The contractual rights and obligations of the preferred stock shares were evaluated to determine if they have an obligation to share in the losses of the Company. As there is no obligation for the preferred stock shareholders to fund the losses of the Company nor is the contractual principal or mandatory redemption amount of the preferred stock shares reduced as a result of losses incurred by the Company, under the two-class method, the undistributed losses will be allocated entirely to the common stock securities.

             The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the if-converted method for convertible preferred shares and gives effect to dilutive if-converted shares and the treasury stock method and gives effect to dilutive options, warrants and other potentially dilutive common stock. The preferred stock, however, is not considered potentially dilutive due to the contingency on the conversion feature not being tied to stock price or price of the convertible instrument. The common stock equivalents were anti-dilutive and were excluded from the calculation of weighted average shares outstanding. Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the nine months ended September 30, 2022 and September 30, 2021, consist of outstanding warrants covering 14,952,824 shares and 14,202,824 shares, respectively, outstanding options covering 4,436,362 shares and 5,844,239 shares, respectively and outstanding restricted stock units covering 650,000 shares and 1,747,124 shares, respectively.

Discontinued Operations

            In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component/s of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net loss separate from the net loss of continuing operations.  The Company disposed of a component of its business in August 2021 and met the definition of a discontinued operation with respect to that business. Accordingly, the operating results of the business disposed are reported as loss from discontinued operations in the accompany unaudited condensed statements of operations for the nine months and year ended September 30, 2022 and December 31, 2021.

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

Note 2: Discontinued Operations and Assets Held for Sale

               In August 2021, the Company announced an agreement with Fagron Compounding Services, LLC (“Fagron”) to sell to Fagron certain assets of the Company’s subsidiary, US Compounding, Inc. (“USC”), related to the Company’s human compounding pharmaceutical business including certain customer information and information on products sold to such customers by USC, including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products. The agreement included fixed consideration of approximately $107,000 and variable consideration estimated at approximately $6,385,000. The variable consideration was tied to Fagron’s sales to former USC customers for the twelve-month-period commencing on the agreement date. The Company used the expected value method to estimate Fagron’s sales over the twelve-month period following the agreement date. For the twelve-month agreement period the Company relied on historical data and its judgement to make estimates, and as such, the total variable consideration changed as more information became available, which resulted in adjustments to the receivable during the twelve-month period. During the three and nine months ended September 30, 2022, the Company recognized an increase (decrease) in variable consideration of $278,000 and $(919,000), respectively, which was included in net loss from continuing operations, as the change occurred subsequent to the disposal of the USC business.  In connection with the transaction, the Company accrued as of December 31, 2021 and paid in January 2022 a $700,000 liability for a transaction fee payable to a financial advisor which was recorded in selling, general and administrative expenses of continuing operations.

                In July 2021, the Company approved a restructuring process to wind down and cease the remaining operations at USC, with the remaining USC assets to be sold, liquidated or otherwise disposed of. The Company disposed of a component of its business in August 2021 and met the definition of a discontinued operation as of September 30, 2021. Accordingly, the operating results of the business disposed are reported as loss from discontinued operations in the accompany unaudited condensed statements of operations for the three months and nine months ended September 30, 2022 and 2021. As of December 31, 2021, the Company had shut down the operations of USC, terminated all of USC’s employees and was engaged in the process of selling or attempting to sell or otherwise dispose of USC’s remaining assets.

Discontinued operations comprise those activities that were disposed of during the period, abandoned or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that was previously distinguished as Compounded Pharmaceuticals segment for operational and financial reporting purposes in prior reported financial statements.

Assets Held for Sale

The Company considers assets to be held for sale when management approves and commits to a plan to actively market the assets for sale at a reasonable price in relation to its fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company ceases to record depreciation and amortization expenses and measures the assets at the lower of their carrying value or estimated fair value less costs to sell. Assets held for sale are included as current assets of discontinued operations in the Company’s consolidated balance sheets and the gain or loss from sale of assets held for sale is included in the Company’s general and administrative expenses.

          The major assets and liabilities associated with discontinued operations included in our consolidated balance sheets are as follows (unaudited):

          Carrying amounts of major classes of assets included as part of discontinued operations (unaudited):

	September 30, 2022	December 31 2021
Carrying amounts of major classes of assets included as part of discontinued operations

Cash and Cash Equivalents	$1,928	$37,849
Accounts Receivable, net	—	693
Inventories	—	12,000
Fixed Assets, net	6,779,252	6,799,090
Other Assets	8,501	72,469
Loss recognized on classification as held for sale	(2,601,442)	(2,601,442)
Total assets of the disposal group classified as discontinued operations in the statement of financial position	$4,188,239	$4,320,659

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts Payable	621,466	681,646
Accrued Other Expenses	67,183	133,313
Lease Liabilities	285,346	412,357
Contingent Loss Liability	410,000	410,000
Deferred Tax Liability	45,930	45,930
Total liabilities of the disposal group classified as discontinued operations in the statement of financial position	$1,429,925	$1,683,246

The revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations were as follows (unaudited):

	Three Months Ended September 30,
	2022	2021
Major line items constituting pretax loss of discontinued operations
REVENUE, net	$—	$705,143
COST OF GOODS SOLD	—	(1,882,558)
Gross Loss	—	(1,177,415)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(125,722)	(2,457,162)
RESEARCH AND DEVELOPMENT	—	(42,076)
Impairment Expense – Intangible Assets	—	(3,835,158)
Impairment Expense – Goodwill	—	(868,412)
Impairment Expense – Inventory	—	(837,414)
Impairment Expense – Right of Use Asset	—	(448,141)
Loss from Held for Sale Classification	—	(2,177,844)
	(125,722)	(11,843,622)
OTHER INCOME (EXPENSE)
Interest Income	22	8,619
Gain on Sale of Assets to Fagron	—	4,636,702
Loss on Disposal of Assets	(1,992)	—
Other Income	—	5,659
Net Loss from discontinued operations before income taxes	$(127,692)	$(7,192,642)

	Nine Months Ended September 30,
	2022	2021
Major line items constituting pretax loss of discontinued operations
REVENUE, net	$—	$6,216,826
COST OF GOODS SOLD	—	(5,753,658)
	—	463,168

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(390,105)	(7,055,739)
RESEARCH AND DEVELOPMENT	—	(89,710)
Impairment Expense – Intangible	—	(3,835,158)
Impairment Expense – Goodwill	—	(868,412)
Impairment Expense – Inventory	—	(837,414)
Impairment Expense – Right of Use Asset	—	(448,141)
Impairment Expense – Fixed Assets	—	(9,346)
Loss from Held for Sale Classification	—	(2,177,844)
	(390,105)	(14,858,596)
OTHER INCOME (EXPENSE)
Interest Expense	—	(70,903)
Interest Income	34	34
Gain on Sale of Assets to Fagron	—	4,636,702
Gain on Disposal of Assets	27,138
Other Income	8,613	26,398
Net Loss from discontinued operations before income taxes	$(354,320)	$(10,266,365)

Discontinued Operations - Revenue

                Compounded Pharmaceuticals Facility Revenue Recognition. With respect to sales of prescription compounded medications by the Company’s USC subsidiary, revenue arrangements consisted of a single performance obligation which was satisfied at the point in time when goods were delivered to the customer. The transaction price was determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer which was the price reflected in the individual customer’s order. Additionally, the transaction price for medication sales was adjusted for estimated product returns that the Company expected to occur under its return policy. The estimate was based upon historical return rates, which has been immaterial.  The standard payment terms were 2%/10 and Net 30. The Company does not have a history of offering a broad range of price concessions or payment term changes, however, when the transaction price included variable consideration, the Company estimated the amount of variable consideration that should have been included in the transaction price utilizing the expected value method. Any estimates, including the effect of the constraint on variable consideration, were evaluated at each reporting period for any changes.  Variable consideration was not a significant component of the transaction price for sales of medications by USC.

 Discontinued Operations - Lease

              USC has two operating leases, one for an office space and one for office equipment. As of September 30, 2022, the leases have remaining terms between more than one year and less than four years, respectively. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants. The Company leases a building which requires monthly base rent of $10,824 through December 31, 2023.

             As part of the restructuring process to wind down and cease the operations at USC, the Company is working to cancel or transfer the leases of the discontinued operations. During the year ended December 31, 2021, the Right-of-Use assets related to the leases of approximately $448,000 were fully impaired because there is no benefit expected from the subject leases. As of September 30, 2022, and December 31, 2021 the liabilities of the discontinued operations included approximately $285,000 and $412,000 in lease liabilities, respectively.

Discontinued Operations - Contingent Loss Liability

           As of September 30, 2022, and December 31, 2021, the outstanding liabilities related to the contract termination costs recorded in contingent loss liability of discontinued operations was approximately $410,000, reflecting estimated costs of termination of a contract between USC and a vendor.

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

         The loan bore an interest of 6.00% per year and interest expense for the three months ended September 30, 2022 and September 30, 2021, was approximately $0 and $0, respectively. Interest expense for the nine months ended September 30, 2022 and 2021 was approximately $0 and $71,000 respectively. The amount of interest allocated to the discontinued operations was based on the legal obligations of USC.

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

            Adamis is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease. The Company’s subsidiary US Compounding, Inc. or USC, (a discontinued operation - see Note 2) provided compounded sterile prescription medications and certain nonsterile preparations and compounds, for human and veterinary use by patients, physician clinics, hospitals, surgery centers, vet clinics and other clients throughout most of the United States. USC’s product offerings broadly included, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables.  In July 2021, the Company sold certain assets relating to USC’s human compounding pharmaceutical business and approved a restructuring process to wind down the remaining USC business and sell, liquidate or otherwise dispose of the remaining USC assets.  Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer selling compounded pharmaceutical or veterinary products.

             Adamis and USC (prior to the sale of certain of its assets) have contracts with customers when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

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

             The Company has determined that the individual purchase orders, whose terms and conditions taken with the distribution and commercialization agreement, creates a contract according to ASC 606. The term will automatically renew for five-year terms after the initial 10-year term, unless terminated by either party.

             The Company has determined that there are multiple performance obligations in the contract which are the following: the manufacture and supply of SYMJEPI™ and ZIMHI™ products to USWM, the license to distribute and commercialize SYMJEPI™ and ZIMHI™ products in the United States and the clinical development of ZIMHI™.

              The Company utilized significant judgement to develop estimates of the stand-alone selling price for each distinct performance obligation based upon the relative stand-alone selling price. The transaction price allocated to the clinical development of ZIMHI was immaterial.

Revenues from the manufacture and supply of SYMJEPI™ and ZIMHI™ are recognized at a point in time upon delivery to the carrier. The licenses to distribute and commercialize SYMJEPI™ and ZIMHI™ products in the United States is distinct from the other performance obligations identified in the arrangement and has stand-alone functionality; the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to benefit from the license.

              Payments received under USWM Agreement may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and net-profit sharing payments based on certain percentages of net profit generated from the sales of products over a given quarter. At the inception of arrangements that include milestone payments, the Company uses judgement to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within the Company or the licensee’s control, such as regulatory approvals are not included in the transaction price until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of development milestones and any related constraint and adjusts the estimate of the overall transaction price, if necessary. The Company recognizes aggregate sales-based milestones, and net-profit sharing as royalties from product sales at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied. The amounts receivable from USWM have a payment term of Net 30.

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

           For the period ended September 30, 2022 and December 31, 2021, a liability of approximately $408,000 and $2.0 million, respectively, associated with the recall is reflected in the balance sheet. The estimated costs of the recall were reflected in the consolidated statement of operations for the year ended December 31, 2021 as a reduction of net sales because we expect to offer the customers a cash refund or credit. Approximately, $388,000 of additional product recall costs were reflected in the consolidated results of operations as a reduction to net sales based on recall-related products returned during the quarter-ended September 30, 2022. Total product recall costs from inception of the recall through September 30, 2022, were approximately $2.4 million. The Company may be able to be reimbursed by certain third parties for some of the costs of the recall under the terms of its manufacturing agreements or insurance policies, but there are no assurances regarding the amount or timing of any such recovery.

Deferred Revenue

Deferred revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations.  The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers.   For the three months ended September 30, 2022 and 2021, approximately $587,000 and $25,000 of the revenues recognized were reported as deferred revenue as of December 31, 2021 and 2020, respectively, and for the nine months ended September 30, 2022 and 2021, approximately $587,000 and $75,000 of the revenues recognized were reported as deferred revenue as of December 31, 2021, and 2020, respectively. Included in the deferred revenue at September 30, 2022 and December 31, 2021 was approximately $213,000 and $850,000, respectively, relating to the non-refundable upfront payment received from USWM pursuant to the USWM Agreement. The increase of approximately $562,000 in recognition of deferred revenue for the three and nine months ended September 30,2022, was due to the Company's reassessment of performance obligations met under the USWM agreement.

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

Note 4: Inventories

Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Work-in-Process	$386,827	$386,610
Raw Materials	705,618	31,997
Inventories	$1,092,445	$418,607

There was no reserve for obsolescence as of September 30, 2022 and December 31, 2021.

Note 5: Fixed Assets, net

Fixed Assets, net at September 30, 2022 and December 31, 2021 are summarized in the table below:

Description	Useful Life (Years)	September 30, 2022	December 31, 2021
Machinery and Equipment	3 - 7	$5,224,025	$4,522,583
Less: Accumulated Depreciation		(4,293,062)	(3,181,567)
Construction In Progress - Equipment		663,893	993,752
Fixed Assets, net		$1,594,856	$2,334,768

Depreciation expense for the three months ended September 30, 2022 and 2021 was approximately $399,000 and $375,000, respectively; and for the nine months ended September 30, 2022 and 2021, depreciation expense was approximately $1,111,000 and $1,072,000, respectively.

Note 6: Leases

The Company has one operating lease for an office space. As of September 30, 2022, the lease has a remaining term of approximately 14 months. The operating lease does not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreement does not require material variable lease payments, residual value guarantees or restrictive covenants.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating and financing leases as of September 30, 2022 and December 31, 2021 were:

September 30, 2022	Operating
Weighted Average Remaining Lease Term	1.17 Years
Weighted Average Discount Rate	3.95%

December 31, 2021	Operating
Weighted Average Remaining Lease Term	1.92 Years
Weighted Average Discount Rate	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheets as of September 30, 2022:

Year Ending December 31,	Operating
Remainder of 2022	$93,431
2023	349,365
Undiscounted Future Minimum Lease Payments	442,796
Less: Difference between undiscounted lease payments and discounted lease liabilities	10,778
Total Lease Liabilities	$432,018
Short-Term Lease Liabilities	$368,809
Long-Term Lease Liabilities	$63,209

Operating lease expense for the three months ended September 30, 2022 and 2021 was approximately $88,000 and $88,000, respectively; and for the nine months ended September 30, 2022 and 2021, operating lease expense was approximately $265,000 and $265,000, respectively. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $93,000 and $90,000 for the three months ended September 30, 2022, and 2021, respectively, and approximately $278,000 and $269,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant liability	$12,037	$—	$—	$12,037

The fair value measurement of the warrants issued by the Company in February 2020 (the “2020 Warrants”) are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions at September 30, 2022 include the expected volatility of the Company’s stock of approximately 70%, the Company’s stock price at valuation date of $0.199, expected dividend yield of 0.0%, expected term of 2.93 years and average risk-free interest rate of approximately 4.255%. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant liability	$99,655	$—	$—	$99,655

The fair value measurement of the warrants issued by the Company in February 2020 (the “2020 Warrants”) are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions at December 31, 2021 include the expected volatility of the Company’s stock of approximately 70%, the Company’s stock price at valuation date of $0.605, expected dividend yield of 0.0%, expected term of 3.68 years and average risk-free interest rate of approximately 1.038%. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

The following table sets forth a summary of changes in the fair value of the Company's Level 3 financial instruments, which are treated as liabilities, as follows:

	2020 Warrant
	Number of Warrants	Liability

Balance at December 31, 2021	350,000	$99,655
Change in Fair Value, March 31, 2022	—	(9,387)
Change in Fair Value, June 30, 2022	—	(19,540)
Change in Fair Value, September 30, 2022	—	(58,690)
Balance at September 30, 2022	350,000	$12,037

Note 9: Legal Matters

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

Investigations

            On May 11, 2021, the Company and USC each received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (“USAO”).  The USAO issued the subpoenas in connection with a grand jury investigation and requested a broad range of documents and materials relating to, among other matters, certain veterinary products sold by USC, certain practices, agreements, and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the Company and USC.  The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review the matters brought forth in the subpoenas and certain other matters.  In addition, following the commencement of the investigation, as disclosed elsewhere in these interim condensed consolidated financial statements, the Company has sold assets relating to its compounding pharmacy business, ceased selling human and veterinary compounded pharmaceutical products, has wound down USC’s business, and the employment of USC employees has ended.  As a result, the Company is no longer engaged in the sale of human or veterinary compounded pharmaceutical products.  The Company is also considering a number of additional actions in response to the internal investigation and the USAO investigation.  As of the date of these interim condensed consolidated financial statements, we believe that the investigation initially commenced by the Audit Committee is substantially complete.  However, additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the Audit Committee’s investigation.

            The Company has also received requests from the U.S. Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information in connection with the SEC’s investigation relating to the subject matter of the USAO’s subpoenas and certain other matters.  The Company has produced documents and will continue to produce and provide documents in response to subpoenas and requests for voluntary production of documents as needed.   Additionally, on March 16, 2022, the Company was informed that the Civil Division of the USAO (“Civil Division”) was investigating the Company’s Second Draw PPP Loan application and the company’s eligibility for the Second Draw PPP Loan.  The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter.  As a result of the investigation by the Civil Division, the Company’s financial statements for the first quarter of 2022 included a $1,850,000 contingent loss liability relating to the possible repayment of the full amount of the Second Draw PPP Loan as well as accrued interest and processing fees of the lending bank. In June 2022, following the inquiry the Company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and related interest and fees.  The Company previously disclosed that the lending bank waived the processing fee of approximately $63,000; however, the Company has recently been made aware by the Civil Division that the lending bank did receive a processing fee of approximately $53,000 and that it may need to be repaid. The Company is awaiting confirmation from the Civil Division on the potential repayment of the above-referenced processing fee and as to whether any additional action is required to conclude the investigation into the Second Draw PPP Loan. The Company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the Company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what, if any, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; or what, if any, impact the foregoing matters may have on the Company’s business, previously reported financial results, financial results included in these interim condensed consolidated financial statements, or future financial results.  The Company could receive additional requests or subpoenas from the USAO, SEC, Civil Division, or other authorities, which may require further investigation.  There can be no assurance that any discussions with the USAO, SEC or Civil Division to resolve these matters will be successful.  The foregoing matters may divert management’s attention, cause the Company to suffer reputational harm, require the company to devote significant financial resources, subject the Company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the Company’s business, previously reported financial results, financial results included in these interim condensed consolidated financial statements, or future financial results. The occurrence of any of these events, or any determination that our activities were not in compliance with existing laws or regulations, could have a material adverse effect on the Company’s business, liquidity, financial condition, and results of operations.

Jerald Hammann

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, and in our subsequent Quarterly Reports on Form 10-Q for the first two quarters of 2022, on June 8, 2021, Jerald Hammann filed a complaint against the Company and each of its directors in the Court of Chancery of the State of Delaware, captioned Jerald Hammann v. Adamis Pharmaceuticals Corporation et al., C.A. No. 2021-0506-PAF (the “Complaint”), seeking injunctive and declaratory relief. The Complaint alleges, among other things, that the defendants (i) violated Rule 14a-5(f) and 14a-9(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s 2021 annual meeting of stockholders—which was subsequently held on July 16, 2021 (the “2021 annual meeting”)—and disseminated false and misleading information in the Company’s proxy materials relating to the 2021 annual meeting, (ii) violated certain provisions of the Company’s bylaws relating to the 2021 annual meeting, (iii) violated section 220 of the Delaware General Corporation Law (“DGCL”) in connection with a request for inspection of books and records submitted by the plaintiff, and (iv) breached their fiduciary duties of disclosure and loyalty, including relating to establishing and disclosing the date of the Company’s 2021 annual meeting and to the Company’s determination that a solicitation notice delivered to the Company by plaintiff was not timely and was otherwise deficient. The plaintiff has also filed various motions with the Court, which have been resolved. The Company has filed a motion for summary judgment with respect to one of the counts in the complaint and a motion to dismiss certain other counts of the plaintiff's amended complaint. Those motions are pending before the Court, and the case continues to proceed. On October 13, 2022, the Court entered an order scheduling oral arguments on the motion for summary judgment and motion to dismiss for December 19, 2022. Trial on the merits of the plaintiff’s claims, should one be necessary, is currently scheduled for March 16, 2023. The Company believes the claims in the plaintiff’s complaint are without merit and intends to vigorously dispute them. The Company has not recorded a contingent liability related to this matter.

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

Note 10: Stock Transactions

Commons Stock Transactions:

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

  Preferred Stock Transaction

            On July 5, 2022, the Company entered into a private placement transaction with Lincoln Park Capital Fund, LLC, (or, "Lincoln Park") pursuant to which the Company issued an aggregate of 3,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred”), together with warrants (the "Warrants") to purchase up to an aggregate of 750,000 shares of common stock of the Company, at an exercise price of $0.47 per share (subject to adjustment as provided in the Warrants). Gross proceeds were $300,000, excluding transaction costs, fees and expenses of $15,000. The Warrants become exercisable commencing January 3, 2023 and have a term ending on January 5, 2028.

            The Series C Preferred is entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of common stock, when, as and if actually paid on shares of common stock (subject to adjustments pursuant to the related Certificate of Designation.) The Series C Preferred will have no voting rights (other than the right to vote as a class on certain matters as provided in the related Certificate of Designation). However, each share of Series C Preferred entitles the holder thereof (i) to vote exclusively on the Proposal (as defined in the related documents) and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal, and (ii) to 1,000,000 votes per each share of Series C Preferred.

            The Series C Preferred shall, except as required by law, vote together with the common stock and any other issued and outstanding shares of preferred stock of the Company entitled to vote, as a single class; provided, however, that such shares of Series C Preferred shall, to the extent cast on the Proposal, be automatically and without further action of the holders thereof voted in the same proportion as shares of common stock (excluding any shares of common stock that are not voted) and any other issued and outstanding shares of preferred stock of the Company entitled to vote (other than the Series C Preferred or shares of such preferred stock not voted) are voted on the Proposal and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal. The Series C Preferred has a “Stated Value” of $100 per share of Series C Preferred. (i) Upon any liquidation, dissolution or winding up of the Company (a “Liquidation”), the holders of Series C Preferred are entitled to be paid in cash an amount per share of Series C Preferred equal to 110% of the Stated Value (the “Liquidation Amount”), or (ii) in the event of a “Deemed Liquidation Event” as defined in the Certificate of Designation, which generally includes certain merger transactions or a sale, lease or other disposition of all or substantially all of the assets of the Company, the holders of Series C Preferred are entitled to paid out of the consideration payable to stockholders in such Deemed Liquidation Event or out of the “Available Proceeds” (as defined in the Certificate of Designation), in each case before any payment may be made to the holders of Common Stock by reason of their ownership thereof, an amount per share of Series C Preferred equal to the Liquidation Amount. Upon certain of the Deemed Liquidation Events, if the Company does not effect a dissolution within 90 days after such event, then the holders of Series C Preferred may require the Company to redeem the Series C Preferred for an amount equal to the Liquidation Amount.

            The Series C Preferred is convertible into shares of common stock at the option of the holder, any time after the effective date of a reverse stock split of the outstanding shares of the Common Stock at a ratio set forth in a reverse stock split proposal by means of an amendment to the Company’s certificate of incorporation approved by the board of directors and the stockholders of the Company (a “Reverse Stock Split”), into that number of shares common stock (subject to certain beneficial ownership limitations applicable to each holder, and to compliance with the rules and regulations of the Nasdaq Capital Market) determined by dividing the Stated Value of such share of Series C Preferred by the conversion price then in effect, rounded down to the nearest whole share (with cash paid in lieu of any fractional shares). The conversion price for the Series C Preferred equals 90% of the lesser of (i) the closing sale price of the Common Stock on the trading day immediately prior to the Closing Date and (ii) the average of the closing sale prices for the common stock on the five trading days immediately prior to the closing date, subject to adjustment as provided in the certificate of designation; provided, that the conversion price may not fall below the par value per share of the common stock and may not exceed $0.60 per share. Based on the initial conversion price of $0.43 per share, the 3,000 Shares of Series C Preferred are initially convertible into approximately 697,674 shares of common stock. The conversion price is subject to adjustment as set forth in the certificate of designation for stock dividends, stock splits, reverse stock splits, and similar events. The Series C Preferred also contain redemption features by the holder at 110%, at any time after the effective date of a Reverse Stock Split and by the issuer at 105%, at any time after the effective date of a Reverse Stock Split. Additionally, in accordance with the transaction agreement, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series C Preferred and the Warrants.

             The Company determined that the Series C Preferred should be classified as mezzanine equity (temporary equity outside of permanent equity), that the Series C Preferred more closely aligned with debt as the intent is for redemption by either the holder or issuer, mostly likely the issuer (the Company) due to the more favorable redemption terms. The embedded conversion feature was determined to meet the derivative scope exception. The Company did not separately account for the redemption features as the fair value of such feature is not material. The Warrants are freestanding and detachable; and the Company determined that the warrants meet the criteria for equity classification in the Company’s consolidated balance sheet. With the equity classification of both the Series C Preferred and the warrants, the $15,000 in transaction costs were allocated between the Series C Preferred and the Warrants, which netted the proceeds received. Net proceeds were allocated between the Series C Preferred and the Warrants based on their relative fair values.

            Fair value for both the Series C Preferred and the related warrants were based on significant inputs that were unobservable and thus represented Level 3 measurements. Fair value for the Series C Preferred was based on the weighted value of the Reverse Stock Split approval and the value of the Reverse Stock Split rejection times the probability of each scenario as assessed by management at the time of the Series C Preferred stock issuance. Fair value of the Warrants was based on the Black-Scholes pricing model, using the following inputs: $0.53 stock price, $0.47 exercise, 5.5 years remaining expected term, 70% volatility, 0% dividend rate and 2.82% risk free rate. The relative fair value ascribed to the Series C Preferred was approximately $157,300 and the relative fair value ascribed to the Warrants was approximately $127,700.

            Subsequent to the issuance of the Series C Preferred, in connection with the Company’s annual meeting of stockholders, in September 2022 the Company’s stockholders voted on a reverse stock split proposal, and the proposal was not approved. Pursuant to the Series C Preferred transaction agreements, at September 30, 2022, in the consolidated balance sheet, the Company accrued $15,000 owed to Lincoln Park resulting from the failure of the reverse stock split proposal to be approved at the meeting. Based on the failure, redemption of the Series C Preferred is not probable at September 30, 2022, and, as such, no accretion was recorded to the redemption value. The warrants are equity-classified, and, as such do not require revaluation and 750,000 warrants remain outstanding as of September 30, 2022.

Note 11: Stock-based Compensation, Warrants and Shares Reserved

The Company accounts for stock-based compensation transactions in which the Company receives employee services in exchange for restricted stock units (“RSUs”) or options to purchase common stock and the Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur and will reduce compensation cost at the time of forfeiture.  Cash-settled Stock Appreciation Rights (“SARs”) provide for the cash payment of the excess of the fair market value of the Company’s common stock price on the date of exercise over the grant price.  The fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model. The SARs will vest over a period of three years and are accounted for as liability awards since they will be settled in cash.  Cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock over the grant price is paid in cash and not in common stock.  The Company accounts for forfeiture as they occur and reduces the compensation cost at the time of forfeiture.

At the Company’s 2020 annual meeting of stockholders, the stockholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2020 Plan provides for the grant of cash awards. The initial aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2020 Plan is 2,000,000 shares. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year during the term of the 2020 Plan, commencing January 1, 2021, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. One of the provisions of the 2020 Plan is that no award may be granted, issued or made under the 2020 Plan until such time as the fair market value of the common stock, which is generally the closing sales price of the common stock on the principal stock market on which the common stock is traded, has been equal to or greater than $3.00 per share (subject to proportionate adjustment for stock splits, reverse stock splits, and similar events) for at least ten consecutive trading days, after which time awards may be made under the 2020 Plan without regard to any subsequent increase or decrease in the fair market value of the common stock. No awards were made pursuant to the 2020 Plan as of September 30, 2022.

On January 1, 2022, pursuant to the 2020 Equity Incentive Plan the number of shares reserved for the issuance of stock awards increased by 7,479,713 shares.

In June 2022, the Company issued 250,000 shares of common stock to a former executive officer of the Company pursuant to a separation agreement between the Company and the officer. The separation agreement resulted to the modification of the RSU previously issued to the officer, accelerating the RSU vesting upon his separation. As a result of this Type III modification, the Company determined the cumulative compensation cost that should have been recognized at that date as if the fair value of the modified award had been recognized from the original grant date over his requisite service period, which resulted in the reversal of approximately $540,000 in expense.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

2009 Equity Incentive Plan:

	2009 Equity Incentive Plan	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2021	4,985,415	$4.21	4.05 years
Options Canceled/Expired	(679,053)	—	—
Total Outstanding Vested and Expected to Vest as of September 30, 2022	4,306,362	$4.21	2.88 years
Vested at September 30, 2022	4,301,429	$4.21	2.88 years

Non-Plan Awards:	Non-Plan Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Total Outstanding Vested and Expected to Vest as of December 31, 2021	—	$—	—
Granted	130,000	0.62	9.38 years
Options Canceled/Expired	—	—	—
Total Outstanding Vested and Expected to Vest as of September 30, 2022	130,000	$0.62	9.38 years
Vested at September 30, 2022	46,666	$0.62	9.38 years

As of September 30, 2022, the compensation expense related to stock options issued under the Company’s 2009 Equity Incentive Plan has been fully recognized.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of all options outstanding at September 30, 2022 and 2021 was $0.

Restricted Stock Units

The following summarizes the restricted stock unit activity for the nine months ended September 30, 2022 below:

	Number of Shares/Units	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2021	1,039,003	$4.16
RSUs vested during the period	(389,003)	$3.35
Non-vested RSUs as of September 30, 2022	650,000	$4.64

As of September 30, 2022, the unamortized compensation expense related to RSUs was approximately $366,000 and will be recognized over 1.17 years.

Total Stock-Based Compensation:

Stock-based compensation recognized as selling, general and administrative costs (or, SG&A) for three months ended September 30, 2022 and 2021, was approximately $71,000 and $(59,000), respectively.

Stock-based compensation recognized as research and development costs (or, R&D) for three months ended September 30, 2022 and 2021, was approximately $4,000 and $212,000, respectively.

Stock-based compensation recognized as SG&A for nine months ended September 30, 2022 and 2021, was approximately $(137,000) and $1,012,000, respectively.

Stock-based compensation recognized as R&D for nine months ended September 30, 2022 and 2021, was approximately $123,000 and $818,000, respectively.

Warrants

The following table summarizes warrants outstanding at September 30, 2022:

September 30, 2022	Warrant Shares		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2023
2019 Warrants	13,794,000		$1.15	August 5, 2019	August 5, 2024
2020 Warrants	350,000	*	$0.70	February 25, 2020	September 3, 2025
Series C Preferred Warrants	750,000		$0.47	July 5, 2022	January 5, 2028
Total Warrants	14,952,824

*	All of the Company’s warrants are equity classified, except for the 2020 Warrants that are liability classified. See Note 8.

At September 30, 2022, the Company has reserved shares of common stock for issuance upon exercise of outstanding options, warrants including all of the warrants in the table above, restricted stock units and convertible preferred stock, as follows:

Warrants	14,952,824
Convertible Preferred Stock	697,674
RSU	650,000
Non-Plan Awards	130,000
2009 Equity Incentive Plan	4,306,362
Total Shares Reserved	20,736,860

 Note 12: Commitments and Contingencies

            The Company has a production threshold commitment to a manufacturer of our SYMJEPI products pursuant to which the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. There were no maintenance fees recorded as of September 30, 2022 and 2021.

            For information concerning contingencies relating to legal proceedings, see Note 9 of the notes to the condensed consolidated financial statements.

 Note 13: Subsequent Events

Officer Resignation

            On October 1, 2022, Ronald B. Moss, M.D., the Chief Medical Officer of the Company, resigned as an officer and employee of the Company effective October 14, 2022.

Strategic Review

            On October 3, 2022, the Company announced that following the previously announced halting of the Company’s Phase 2/3 clinical trial examining the effects of Tempol in high risk subjects with early COVID-19 infection, it has initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value. Potential alternatives that may be explored or evaluated include a partnership or other agreements regarding or sale of one or both of the Company’s commercial products SYMJEPI® and ZIMHI®, a merger, sale, or reverse merger of the Company, and/or seeking additional financing. As part of this process, the Company has engaged the investment bank Raymond James & Associates, Inc. to act as strategic advisor to assist the Company in evaluating certain alternatives. As of the date of this Report, we are presently engaged in communications with third parties regarding this process concerning one or more possible transactions. There can be no assurance regarding the schedule for completion of the strategic review process, that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed. The process of obtaining funding, or the terms of a strategic transaction, could result in significant dilution to our existing stockholders. The Company is also reviewing and implementing expense reduction alternatives and measures including, without limitation, employee headcount reductions and reduction or discontinuation of certain product development programs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; the outcome of our strategic alternatives review process; our expectations for growth; estimates of future revenue; our current or future expenses, commitments, obligations or liabilities; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; product development timelines; anticipated dates for resumption of manufacturing concerning certain of our commercial products; our future products; regulatory matters; our expectations concerning the timing of regulatory actions relating to our products and product candidates; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; the impact of broad-based business or economic disruptions, including relating to the COVID-19 pandemic, on our ongoing business and prospects; our expectations concerning the outcome of proceedings discussed in this Report under Item 1 of Part II of this Report under the caption “Legal Proceedings”; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we have or are able to obtain sufficient funding to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we will require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 (sometimes referred to as the “2021 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in this Report and in the 2021 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2021 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

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

General

Company Overview

            Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease.  Our products and product candidates in the allergy, respiratory, and opioid overdose markets include: SYMJEPI (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; SYMJEPI (epinephrine) Injection 0.15mg, which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; ZIMHI (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the FDA in October 2021 for the treatment of opioid overdose; and Tempol, an investigational drug.  In June 2020, we entered into a license agreement with a third party to license rights under patents, patent applications and related know-how of the licensor relating to Tempol.  The exclusive license includes the worldwide use under the licensed patent rights and related rights for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection, as well as the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer.  We commenced Phase 2/3 clinical trial start-up activities to examine the safety and efficacy of Tempol in high risk subjects with early COVID-19 infection and on September 2, 2021, we announced the initiation of patient dosing in the trial. In February 2022 we announced the enrollment and dosing of more than 100 subjects in the Phase 2/3 trial, and on March 14, 2022, we announced that the Data Safety Monitoring Board, or DSMB, overseeing the Phase 2/3 clinical trial met to evaluate the clinical and safety data from the first planned interim analysis and, following its evaluation, recommended that the study continue without modification. The DSMB is composed of subject matter experts and can unblind the data to determine the treatment effects of the subjects in the trial. On June 1, 2022, we announced that the DSMB had met again to evaluate interim clinical and safety data for the trial and based on an interim review of the data, determined that the study can continue as planned.

On September 21, 2022, we announced that the DSMB’s third interim analysis of the Phase 2/3 clinical trial, which was the first interim review where the DSMB evaluated the primary efficacy endpoint, determined that the trial did not achieve its primary endpoint, as measured by comparing the rate of sustained clinical resolution of symptoms of COVID-19 at day 14 of Tempol versus placebo. The DSMB conducting the interim review recommended that the study be halted early due to lack of efficacy. The DSMB noted that no safety concerns were identified in the subjects that received Tempol. Based on the recommendation from the DSMB, we have halted the trial and have stopped further development of Tempol.

On October 3, 2022, we announced that following the previously announced halting of our Phase 2/3 clinical trial examining the effects of Tempol in high risk subjects with early COVID-19 infection, we have initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value. Potential alternatives that may be explored or evaluated include a partnership or other agreement regarding or sale of one or both of the company’s commercial products SYMJEPI® and ZIMHI®, a merger, sale, or reverse merger of the company, and/or seeking additional financing. As part of this process, we have engaged the investment bank Raymond James & Associates, Inc. to act as strategic advisor to assist us in evaluating certain alternatives. As of the date of this Report, we are presently engaged in communications with third parties regarding this process concerning one or more possible transactions. There can be no assurance regarding the timing for completion of the strategic review process, that this strategic review process will result in the company pursuing any transaction or that any transaction, if pursued, will be completed. The process of obtaining funding, or the terms of a strategic transaction, could result in significant dilution to our existing stockholders. We have implemented expense reduction measures including, without limitation, employee headcount reductions and the reduction or discontinuation of certain product development programs.

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

SYMJEPI (epinephrine) Injection

            On June 15, 2017, the FDA approved our SYMJEPI (epinephrine) Injection 0.3mg product for the emergency treatment of allergic reactions (Type I) including anaphylaxis.  SYMJEPI (epinephrine) Injection 0.3mg is intended to deliver a dose of epinephrine, which is used for emergency, immediate administration in acute anaphylactic reactions to insect stings or bites, allergic reaction to certain foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis for patients weighing 66 pounds or more.  On September 27, 2018, the FDA approved our lower dose SYMJEPI (epinephrine) Injection 0.15mg product, for the emergency treatment of allergic reactions (Type I) including anaphylaxis in patients weighing 33 to 65 pounds.  Our SYMJEPI injection products were fully launched in July 2019 by our then-commercialization partner Sandoz Inc.

            Our SYMJEPI products are currently marketed and sold by USWM, LLC, or USWM or US WorldMeds, with which we entered into an exclusive distribution and commercialization agreement, or the USWM Agreement, in May 2020 for the United States commercial rights for the SYMJEPI products, as well as for our ZIMHI product.  Under the terms of the USWM Agreement, USWM is the exclusive distributor of SYMJEPI in the United States and related territories, or Territory, and USWM has an exclusive license under our patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the products in the Territory, in partial consideration of an initial payment of $1,000,000 by USWM and potential additional regulatory and commercial based milestone payments.  There can be no assurances that any of these milestones will be met or that any milestone payments will be paid to us.  We retain rights to the intellectual property subject to the USWM Agreement and to commercialize both products outside of the Territory.  In addition, we may continue to use the licensed intellectual property (excluding certain of the licensed trademarks) to develop and commercialize other products (with certain exceptions), including products that utilize our Symject™ syringe product platform.

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

SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. For the manufacture of SYMJEPI, the company utilizes “Ready-to-Fill,” or RTF, syringes that consist of a pre-assembled glass syringe barrel with a staked-in stainless steel needle.  During routine inspection of epinephrine pre-filled syringe batches, a small number of syringes with clogged needles were identified. An initial investigation suggested a syringe component issue as the likely cause of the observed needle clogging. Further investigation confirmed the steel used in one specific stainless steel needle batch as the root cause for the clogged syringes observed. The company and the manufacturer have developed corrective and preventive actions. New RTF syringes, which have been manufactured using a different batch of steel for their needles, are being sourced.  The company is committed to returning SYMJEPI to the market after all stakeholders are satisfied that these corrective actions should prevent a repeat of the observed failure in future batches. Catalent has now resumed operations at its Belgium facility and as of the date of this Report is scheduled to manufacture a new batch of SYMJEPI during November 2022. Assuming no additional interruptions or delays, we believe that batch should ship to our third party commercial partner for final assembly in early 2023 and, although there can be no assurances concerning the timing, we anticipate having SYMJEPI relaunched and commercially available before the end of the first quarter of 2023.

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

           In January 2021, we submitted an IND to the FDA for the investigational use and proposed Phase 2/3 clinical trial of Tempol for the treatment of COVID-19, with the goal of the study to examine the safety and activity of Tempol in COVID-19 patients early in the infection.  In addition to safety, the study examined markers of inflammation and the rate of hospitalization for patients taking Tempol versus placebo early in COVID-19 infection.  On June 11, 2021, we announced the start-up of the Phase 2/3 clinical trial and by February 2022 we announced the enrollment and dosing of more than 100 subjects in the Phase 2/3 trial.  On March 14, 2022, we announced that the DSMB, which is composed of infectious disease experts that oversee and review the safety and efficacy of the trial, met to evaluate the clinical and safety data from the first planned interim analysis and, following its evaluation, recommended that the study continue without modification. During the trial and interim review process, the company did not have access to unblinded trial data and did not have access to unblinded data until the final study data was compiled and reviewed. The DSMB met again on May 31, 2022, to evaluate interim clinical and safety data for the trial and based on an interim review of the data, determined that the study can continue as planned. On September 12, 2022, we announced that the clinical trial reached the initial planned enrollment of 248 subjects.

On September 21, 2022, we announced that the DSMB’s third interim analysis of the Phase 2/3 clinical trial, which was the first interim review where the DSMB evaluated the primary efficacy endpoint, determined that the trial did not achieve its primary endpoint, as measured by comparing the rate of sustained clinical resolution of symptoms of COVID-19 at day 14 of Tempol versus placebo. The DSMB conducting the interim review recommended that the study be halted early due to lack of efficacy. The DSMB noted that no safety concerns were identified in the subjects that received Tempol. Based on the recommendation from the DSMB, we have halted the trial and have stopped further development of Tempol.

On October 27, 2022, we received a communication from the Licensor asserting that the license agreement between the Licensor and us relating to Tempol has terminated by virtue of alleged noncompliance by us with certain financial covenants contained in the agreement. We dispute, and do not agree, that the agreement has terminated. We are also evaluating potential claims against the Licensor including possible breach of its obligations under the agreement, and we intend to vigorously defend our rights relating to the agreement.  We do not believe that the agreement or any termination of the agreement is material to the Company’s current or presently anticipated future business, financial conditions or results of operations.

US Compounding, Inc. Agreement

            On July 30, 2021, the company and its wholly-owned USC subsidiary entered into an Asset Purchase Agreement, or the USC Agreement, effective as of July 30, 2021, or the Effective Date, with Fagron Compounding Services, LLC d/b/a Fagron Sterile Services (the “Purchaser”), providing for the sale and transfer by USC and the purchase by the Purchaser, effective as of the Effective Date, of certain assets of USC related to its human compounding pharmaceutical business, or the Business, including certain customer information and information on products sold to such customers by USC, together, the “Book of Business,” including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products, collectively referred to as the “Assets.”  After the Effective Date, Purchaser may use the Book of Business to secure customers for its products and services and may otherwise use the Book of Business.  Pursuant to the USC Agreement, the Purchaser did not assume any liabilities of USC, and the transaction did not include the sale or transfer of any USC equipment, buildings or real property, or any products, information, agreements, relationships or other assets relating to the veterinary business of USC.

            The USC Agreement provides that the consideration payable by the Purchaser to the company for the Assets sold and transferred consisted of the following amounts: (i) a payment of $107,500 on the Effective Date; and (ii) monthly payments in an amount equal to (a) two (2.0) times the amount actually collected by Purchaser or its affiliates for sales of products or services made to certain identified customers included in the Book of Business during the 12-month period following the Effective Date, or the “Payment Term.” and (b) a lower multiple of the amount actually collected by Purchaser or its affiliates for sales of products or services made to certain other customers included in the Book of Business. The final payment amount due from Fagron, recorded in the company's condensed consolidated balance sheet at September 30, 2022, was approximately $248,000. The USC Agreement includes certain restrictive covenants of the company and USC, including noncompetition provisions.  The transaction agreements include standard indemnification provisions, and a number of other covenants and agreements of the parties concerning the transactions contemplated by the agreements.

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

Going Concern and Management’s Plan

                The financial statements included elsewhere herein for the three and nine months ended September 30, 2022, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. We incurred a net loss of approximately $23.2 million and $37.1 million for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, we had cash and cash equivalents of approximately $2.4 million, an accumulated deficit of approximately $301.2 million and liabilities of approximately $9.1 million. These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our management intends to attempt to secure additional required funding through equity or debt financing if available, seeking to enter into a partnership or other strategic agreement regarding, or sales or out-licensing of, our commercial products, product candidates or intellectual property assets or other assets including assets used in connection with the former USC business, revenues relating to supply and sale of SYMJEPI and ZIMHI products and share of net profits received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of our products, from a merger, reverse merger or other business combination, or similar transactions.  As part of this process, we have engaged the investment bank Raymond James & Associates, Inc. to act as strategic advisor to assist us in evaluating certain alternatives. As of the date of this Report, we are presently engaged in communications with third parties regarding this process concerning one or more possible transactions.  However, there can be no assurance regarding the timing of the strategic review process or that we will be able to obtain any sources of funding.  As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions involving issuances of equity securities. Such additional funding may not be available, may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders.  There is no assurance that we will be successful in obtaining the necessary funding to sustain our operations or meet our business objectives. In addition, obtaining funding, or the terms of a strategic transaction, could result in significant dilution to our existing stockholders. If we do not obtain required funding, our cash resources will be depleted in the near term and we would be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships.  If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection, dissolution or liquidation, or other alternatives that could result in our stockholders losing some or all of their investment in us.  We have implemented expense reduction measures including, without limitation, employee headcount reductions and the reduction or discontinuation of certain product development programs.

            Any funding that we may receive during the remainder of fiscal 2022 or thereafter is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, and for general working capital purposes.

Results of Operations

Our consolidated results of operations are presented for the three months and nine months ended September 30, 2022 and 2021. Certain financial results (revenues and expenses) relating to the business formerly conducted by USC are reflected in Note 2, Discontinued Operations and Assets Held for Sale, of the notes to the consolidated financial statements appearing elsewhere in this Report.  Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to the continuing operations of the company, which we sometimes refer to as our drug development and commercialization business.

Three Months Ended September 30, 2022 and 2021

Revenues. Revenues were approximately $1,506,000 and $760,000 for the three months ended September 30, 2022 and 2021, respectively. The $746,000 increase in revenue for the third quarter of 2022 was primarily attributable to approximately $1,306,000 of sales of ZIMHI to USWM recognized in that quarter (which was not yet FDA approved during the same period of 2021) and an increase of approximately $562,000 in recognition of deferred revenue due to the Company's reassessment of performance obligations met under the USWM Agreement, offset primarily by a decrease in SYMJEPI sales of approximately $736,000 due to the manufacturing hold and voluntary product recall announced in March 2022. Additionally, revenues for the three months ended September 30, 2022, were reduced by additional product recall costs of approximately $388,000, which were recorded as contra-revenue. As disclosed elsewhere in this Report, including above under the heading “General - SYMJEPI (epinephrine) Injection Product,” the manufacturing of SYMJEPI continues to be on hold. The Company and the manufacturer have developed corrective and preventive actions. New RTF syringes, which have been manufactured using a different batch of steel for their needles, are being sourced. Catalent has now resumed operations at its Belgium facility and as of the date of this Report is scheduled to manufacture a new batch of SYMJEPI during November 2022. Assuming no additional interruptions or delays, we believe that batch should ship to our third party commercial partner for final assembly in early 2023 and, although there can be no assurances concerning the timing, we anticipate having SYMJEPI relaunched and commercially available before the end of the first quarter of 2023.

Cost of goods sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. Consolidated cost of goods sold was approximately $1,648,000 and $1,566,000 for the three months ended September 30, 2022 and 2021, respectively. The gross loss for the three months ended September 30, 2022 was approximately $142,000 compared to approximately $806,000 for the three -months ended September 30, 2021. The $82,000 increase in cost of goods sold in the third quarter of 2022 was primarily due to an increase in direct material costs of approximately $1,199,000 related to ZIMHI production, offset primarily by a decrease in direct material costs and obsolescence and wastage charges related to SYMJEPI production of approximately $795,000 due to its continuing manufacturing hold and voluntary product recall. Additionally, for the three months ended September 30, 2021 a loss on derecognition of inventory of $330,000 was recorded due to a return of inventory to our supplier. The supplier agreed to repurchase the inventory at an amount lower than our cost. There was no return of inventory during the three months ended September 30, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of consulting and employee compensation, professional fees which include legal, accounting and audit fees, and depreciation and amortization expenses.  SG&A expenses for the three months ended September 30, 2022 and 2021 were approximately $2,508,000 and $4,794,000, respectively. The $2,286,000 decrease in SG&A expenses during the three months ended September 30, 2022, was primarily due to a decrease in legal expenses of approximately $1,220,000 related principally to the ongoing investigations, a decrease of approximately $792,000 primarily related to a financial advisor fee related to the sale of certain USC assets to Fagron and a decrease of approximately $514,000 related to compensation expenses principally resulting from a reversal of bonus accrual expenses, offset by an increase of approximately $240,000 in other SG&A costs primarily insurance, IT and recruiting expenses.

Research and development expenses. Our research and development, or R&D, costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses were approximately $1,978,000 and $4,620,000 for the three months ended September 30, 2022 and 2021, respectively. The $2,642,000 decrease in R&D expenses during the quarter-ended September 30, 2022, was principally due to a decrease in development spending for Tempol of approximately $1,144,000, a decrease in development spending for ZIMHI of approximately $1,088,000 and a decrease of approximately $464,000 related to compensation expense principally resulting from a reversal of bonus accrual expenses, offset by approximately $54,000 related to increased development spending on SYMJEPI and other R&D projects.

Other Income (Expense). Other Income (Expenses) consists primarily of interest income, interest expense, and changes to the fair value of warrant liabilities. Other income (expense) for the three months ended September 30, 2022 and 2021 was approximately $357,000 and $5,052,000, respectively. The $4,695,000 decrease in other income for the three months ended September 30, 2022, was primarily due to no gain recorded in the consolidated statement of operations for the quarter-ended September 30, 2022, related to the forgiveness of the PPP loan debts, whereas in the comparable quarter in 2021 there was gain recorded of approximately $5,010,000 related to the forgiveness of debt. Additionally, there was a gain of approximately $278,000 recorded during the three months ended September 30, 2022, due to change in estimate of variable consideration related to the sale of certain assets to Fagron, pursuant to the USC Agreement.

Loss from Discontinued Operations. The company recorded a net loss from discontinued operations, after taxes, of approximately $128,000 and $7,193,000 related to its US Compounding Inc. subsidiary for the three months ended September 30, 2022 and 2021. The $7,065,000 decrease in net loss from discontinued operations was due to management's decision to discontinue the operations of USC in the third quarter of 2021. The $128,000 net loss from discontinued operations in the third quarter of 2022, primarily related to SG&A expenses as the company continues the wind-down of USC. The main components of the third quarter loss in 2021 were asset impairments totaling approximately $8,167,000 primarily related to adjustments associated with the winding down of the business of USC. Also contributing to that loss was gross loss of approximately $1,177,000, approximately $2,499,000 of other operating expenses, partially offset by approximately $4,637,000 of gain from the sale of non-financial asset to Fagron, approximately $8,000 for interest income, and other income of approximately $5,000.

Nine Months Ended September 30, 2022 and 2021

Revenues. Revenues were approximately $2,605,000 and $3,368,000 for the nine months ended September 30, 2022 and 2021, respectively. The $763,000 decrease in revenue for the nine months ended September 30, 2022 was primarily attributable to approximately $2,355,000 of sales of ZIMHI to USWM recognized in that period (which was not yet FDA approved during the same period of 2021) and an increase of approximately $562,000 in recognition of deferred revenue due to the Company's reassessment of performance obligations met under the USWM Agreement, offset by a decrease in SYMJEPI sales of approximately $3,292,000. No revenues relating to SYMJEPI were reported during the nine months ended September 30, 2022, due to the manufacturing hold and the voluntary product recall announced in March 2022. Additionally, revenues for the nine months ended September 30, 2022, were reduced by additional product recall costs of approximately $388,000, which were recorded as contra-revenue. As disclosed elsewhere in this Report, including above under the heading “General - SYMJEPI (epinephrine) Injection Product,” the manufacturing of SYMJEPI is currently on hold. The company and the manufacturer have developed corrective and preventive actions. New RTF syringes, which have been manufactured using a different batch of steel for their needles, are being sourced. Catalent has now resumed operations at its Belgium facility and as of the date of this Report is scheduled to manufacture a new batch of SYMJEPI during November 2022. Assuming no additional interruptions or delays, we believe that batch should ship to our third party commercial partner for final assembly in early 2023 and, although there can be no assurances concerning the timing, we anticipate having SYMJEPI relaunched and commercially available before the end of the first quarter of 2023.

Cost of Goods Sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. Cost of goods sold was approximately $3,706,000 and $5,207,000 for the nine-months ended September 30, 2022 and 2021, respectively. The gross loss for the nine months ended September 30, 2022 was approximately $1,101,000 compared to approximately $1,839,000 for the nine-months ended September 30, 2021. The $1,501,000 decrease in cost of goods sold for the nine-month period ending September 30, 2022, was primarily due to a decrease of direct material costs and obsolescence and wastage of approximately $3,213,000 related to SYMJEPI resulting from the lack of production due to the manufacturing hold and voluntary product recall, offset by an increase in direct materials costs of approximately $2,258,000 related to ZIMHI product manufactured during the nine-month period of 2022. Additionally, for the nine months ended September 30, 2021 a loss on derecognition of inventory of $330,000 was recorded due to a return of inventory to our supplier. The supplier agreed to repurchase the inventory at an amount lower than our cost. There was no return of inventory during the nine months ended September 30, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of depreciation and amortization, professional fees which include legal, accounting and audit fees, consulting and employee compensation. SG&A expenses for the nine months ended September 30, 2022 and 2021 were approximately $10,096,000 and $13,247,000, respectively. The $3,151,000 decrease in SG&A during the nine months ended September 30, 2022, was primarily due to a decrease in legal expenses of approximately $2,138,000 principally related to the ongoing investigations and a decrease of approximately $1,279,000 in compensation expenses, offset by an increase in other SG&A costs of approximately $267,000 primarily insurance, IT and recruiting expenses. The decrease in compensation expenses during the nine months ended September 30, 2022, compared to the same period in 2021, was due to the reversal of bonus accrual expenses and a lower stock-based compensation expense resulting primarily from the modification of certain outstanding equity awards in connection with accelerated vesting pursuant to a separation agreement, offset mainly by employment separation payments made during the first half of 2022.

Research and Development Expenses. Our research and development, or R&D, costs are expensed as incurred. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses were approximately $9,520,000 and $9,067,000 for the nine months ended September 30, 2021 and 2020, respectively. The $453,000 increase in research and development for the nine-month period ending September 30, 2022, was principally due to an increase of approximately $2,756,000 in development costs for Tempol resulting from the progression of our Phase 2/3 clinical trial relating to Tempol, offset by a decrease of approximately $1,140,000 in ZIMHI development costs, a decrease of $404,000 in SYMJEPI  and other R&D projects development costs and a decrease of approximately $758,000 in compensation expenses principally related to the reversal of bonus accrual expenses and lower stock-based compensation expenses due to the modification of certain outstanding equity awards.

Other Income (Expense). Other Income (Expenses) consists primarily of interest income, interest expense, changes to the fair value of warrant liabilities, and other transactions. Other income (expense) for the nine months ended September 30, 2022 and 2021 was approximately ($2,079,000) and $(2,635,000), respectively. The $556,000 decrease in other expenses during the nine months ended September 30, 2022, compared to the same period in 2021, was primarily attributable to a decrease in expense primarily associated with the change in fair value of warrants of approximately $7,668,000, an increase in other income of approximately $500,000 from insurance proceeds, offset by an increase in expense related to the contingent loss accrual associated with the Second Draw PPP Loan, or PPP2 Loan of approximately $1,787,000 and additional expense of approximately $919,000 due to change in estimate of variable consideration related to the sale of certain assets to Fagron, pursuant to the USC Agreement. The decrease in variable consideration was due to lower level of sales by Fagron to covered customers covered in the USC Agreement, in part due to certain supply and materials difficulties and increased competitive conditions.  Additionally, during the nine months ended September 30, 2022, there was approximately $63,000 of gain recorded in the consolidated statement of operations related to the forgiveness of the PPP2 Loan repayment, whereas in the comparable period of 2021, a gain of approximately $5,010,000 was recorded related to the forgiveness of the PPP loan debts.

Loss from Discontinued Operations. The Company recorded a net loss from discontinued operations of approximately $354,000 and $10,266,000 for the nine months ended September 30, 2022 and 2021, respectively. The $9,912,000 decrease in net loss from discontinued operations was primarily due to management's decision to discontinue the operations of USC, offset by a gain on the sale of non-financial assets of USC during the same period of 2021. The $354,000 net loss from discontinued operations for the nine months ended September 30, 2022, primarily related to SG&A expenses as the company continues the wind-down of USC. The main components of the loss for the nine months ended September 30,2021 were asset impairments totaling approximately $8,176,000 primarily related to adjustments associated with the winding down of the business of USC, approximately $7,145,000 of SG&A and R&D operating expenses, and approximately $71,000 of interest expense, partially offset by approximately $4,637,000 of gain from the sale of non-financial asset to Fagron, approximately $463,000 gross profit on sales and approximately $26,000 of other income.

Liquidity and Capital Resources

We have incurred net losses from our continuing and discontinued operations of approximately $23.2 million and $37.1 million for the nine months ended September 30, 2022 and 2021, respectively. Since inception, and through September 30, 2022, we have an accumulated deficit of approximately $301.2 million. Since inception and through September 30, 2022, we have financed operations principally through public and private issuances of common stock, preferred stock and warrants and through debt financing.

We will need additional funding in the near future to satisfy our existing and future obligations and liabilities and working capital needs, to support commercialization of our products, and for other purposes.  We intend to seek to satisfy future cash needs primarily through proceeds from equity or debt financings if available, loans, a partnership or other agreement regarding our commercial products, revenues relating to sales of our SYMJEPI and ZIMHI products, sales or out-licensing of intellectual property assets or other assets, products, product candidates or technologies, a merger, sale or reverse merger of the Company, or other strategic transaction. As described elsewhere in this Report, we have initiated and are engaged in a review of strategic alternatives.  However, there is no assurance that the Company will be successful in obtaining the necessary funding to sustain its operations or meet its business objectives.

As of September 30, 2022, we had cash and cash equivalents of approximately $2.4 million.  Total assets were approximately $12.1 million and $38.3 million as of September 30, 2022 and December 31, 2021, respectively.   Current assets exceeded current liabilities by approximately $1.2 million as of September 30, 2022.

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021, was approximately $(24.4) million and $(31.1) million, respectively. Net cash used in operating activities decreased primarily due to the decrease in operating losses, offset by product recall payments of approximately $2.0 million, an approximately $1.4 million severance payment made in connection with a separation agreement in 2022 and an approximately $1.8 million repayment of the Second Draw PPP Loan principal and such related interest and fees, as compared to 2021. As part of our previously announced strategic review process, we have implemented expense reduction measures including, without limitation, employee headcount reductions and reduction or discontinuation of certain product development programs.

Net cash provided by (used in) investing activities was approximately $3.3 million and $(0.9) million for nine months ended September 30, 2022 and 2021, respectively. The net cash provided by investing activities for the nine months ended September 30, 2022, was primarily due to payments received from Fagron from the sale of USC assets, and net cash used in investing activities for both periods were primarily due to the purchase of capital equipment, with more capital equipment purchased in the nine months ended September 30, 2021, compared to the same period in 2022.

Net cash provided by financing activities was approximately $0.3 million and $54.0 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by financing activities for the nine months ended September 30, 2022, was due to proceeds from the issuance of Series C Preferred Stock, as compared to proceeds from the issuance of common stock in an underwritten public offering, exercise of investor warrants and proceeds from the Second Draw PPP Loan during the nine months ended September 30, 2021.

PPP Loans. As discussed in Note 7 to the financial statements included elsewhere herein, we applied for and obtained loan funding under the PPP pursuant to the PPP Loan and PPP Note in the principal amount of $3,191,700, the balance of which has been forgiven, and under the Second Draw PPP Loan and PPP2 Note in the principal amount of $1,765,495, the balance of which was also initially forgiven.  However, as a result of the investigation by the Civil Division described elsewhere under the heading “Legal Proceedings” and in Note 9 to the consolidated financial statements included elsewhere herein, in June 2022, the company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and related interest and fees.  Our PPP loans and applications for forgiveness of loan amounts remain subject to future review and audit by SBA or other federal or state regulatory authorities for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form.  If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to additional fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

As noted above under the heading “Going Concern and Management Plan,” through September 30, 2022, we have incurred substantial losses.  We will be required to obtain additional cash resources in the near term in order to support our operations and activities.  The availability of required additional funding cannot be assured.  As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions involving the issuance of equity securities. In addition, an adverse outcome in legal or regulatory proceedings in which we are or in the future could be involved could adversely affect our liquidity and financial position.  See Note 9 of the notes to our consolidated financial statements included elsewhere herein.  If we are not able to obtain additional required equity or debt funding or funding from other sources, our cash resources could be depleted and we could be required to materially reduce or suspend operations, or seek dissolution and liquidation, or bankruptcy protection.  No assurance can be given as to the timing or ultimate success of obtaining future funds.  Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we realize additional significant revenues from our commercial products or obtain regulatory marketing approval for any additional pharmaceutical products and begin to realize revenues from sales of such additional products. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. In addition, as a result of the COVID-19 pandemic and actions taken to slow its spread, national or global developments, inflation or other economic considerations or other factors, there can be no assurance that deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.

          As disclosed elsewhere in this Report, including in Part II, Item 1, “Legal Proceedings,” on May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. In addition to the subpoenas from the USAO, the company has also received requests from the SEC for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters in connection with the SEC’s investigation.  The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests.  The company intends to cooperate with the USAO the SEC and the Civil Division. At this time, the company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, Civil Division or other agencies, or determine what, if any, proceedings the USAO, SEC, Civil Division or other federal or state authorities may initiate, what, if any, remedies or remedial measures the USAO, SEC, the Civil Division, or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties, equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

Material Cash Requirements

Based on our current and anticipated level of operations, we do not believe that our cash, cash equivalents and short-term investments, together with anticipated revenues from operations and cash inflows from other sources, and amounts that we expect to receive as a result of our sales of assets relating to our former USC business, will be sufficient to meet our anticipated operating expenses, capital expenditures and obligations for at least 12 months from the date of this Report.  We anticipate that before the end of 2022, we will require additional funding to sustain operations, satisfy our obligations and liabilities, fund our ongoing operations, or for other purposes.  We may seek to raise additional funds or seek funding from a variety of sources including proceeds from equity or debt financings if available, loans, revenues relating to sales of our SYMJEPI and ZIMHI products, sales or out-licensing of intellectual property assets or other assets, products, product candidates or technologies, during the remainder of 2022, and thereafter.  As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions involving the issuance of equity securities. Additional required capital may not be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders. If we do not receive required funding and are not able to engage in a merger, sale, reverse merger or other strategic transaction, we would likely be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection.

            As of September 30, 2022, we had an operating lease for office space for our offices in San Diego, California, with a remaining term expiring in November 2023.  Monthly rent through the remaining term of the lease is approximately $32,000 per month.  We also have a lease agreement for space located in Conway, Arkansas, relating to the compounding pharmaceutical products business formerly conducted by our USC subsidiary, with a current term expiring December 31, 2023.  As a result of the sale of assets pursuant to the USC Agreement and the winding down of USC’s remaining business, the company will not need the leased property. Monthly rent for the remaining term of this lease is approximately $10,800 per month.  See Note 6 of the notes to the consolidated financial statements included elsewhere herein for additional information about our lease obligations.

            We have entered into arrangements with clinical sites and clinical research organizations, or CROs, for the conduct of our clinical trials. We make payments to these clinical sites and CROs based in part on the number of eligible patients enrolled, the length of their participation in the clinical trials and activities undertaken by the clinical sites and CROs. At this time, due to the variability associated with clinical site agreements, CRO agreements and manufacturing agreements, we are unable to estimate with certainty the future costs we will incur, including in connection with the close-out of the Phase 2/3 clinical trial relating to Tempol which was halted following the DSMB's September 2022 recommendation, but such expenses may be material. In addition, we have entered into agreements and arrangements with third parties for the manufacture and supply of clinical and commercial materials and drug products, including for our SYMJEPI and ZIMHI products and our halted clinical trial for our Tempol product candidate. In some of our agreements with manufacturers, we have a production threshold commitment where we would be required to pay for maintenance fees if we do not meet certain periodic purchase order minimums. Maintenance fees for the three months and nine months ended September 30,2022 were $0. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. We intend to use our current financial resources to fund our obligations under these commitments.

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

            As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Controls Over Financial Reporting

            There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

 We may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters.  We may also become party to litigation in federal and state courts relating to opioid drugs.  Any litigation could divert management time and attention from Adamis, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations.  Actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty.  Except as described below, we are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition.  However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time. For additional information regarding legal proceedings involving the company and the proceedings discussed below, please see the discussion of legal proceedings in Note 9--Legal Matters, of the notes to our consolidated financial statements included elsewhere in this Report, which discussion is incorporated herein by reference.

Investigation

            On May 11, 2021, the Company and USC each received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (“USAO”).  The USAO issued the subpoenas in connection with a grand jury investigation and requested a broad range of documents and materials relating to, among other matters, certain veterinary products sold by USC, certain practices, agreements, and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the Company and USC.  The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review the matters brought forth in the subpoenas and certain other matters.  In addition, following the commencement of the investigation, as disclosed elsewhere in these interim condensed consolidated financial statements, the Company has sold assets relating to its compounding pharmacy business, ceased selling human and veterinary compounded pharmaceutical products, has wound down USC’s business, and the employment of USC employees has ended.  As a result, the Company is no longer engaged in the sale of human or veterinary compounded pharmaceutical products.  The Company is also considering a number of additional actions in response to the internal investigation and the USAO investigation.  As of the date of this Report, the Company believes that the investigation initially commenced by the Audit Committee is substantially complete.  However, additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the Audit Committee’s investigation.

            The Company has also received requests from the U.S. Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information in connection with the SEC’s investigation relating to the subject matter of the USAO’s subpoenas and certain other matters.  The Company has produced documents and will continue to produce and provide documents in response to subpoenas and requests for voluntary production of documents as needed.   Additionally, on March 16, 2022, the Company was informed that the Civil Division of the USAO (“Civil Division”) was investigating the Company’s Second Draw PPP Loan application and the company’s eligibility for the Second Draw PPP Loan.  The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter.  As a result of the investigation by the Civil Division, the Company’s financial statements for the first quarter of 2022 included a $ 1,850,000 contingent loss liability relating to the possible repayment of the full amount of the Second Draw PPP Loan as well as accrued interest and processing fees of the lending bank. In June 2022, following the inquiry the Company paid a total of $ 1,787,417 in repayment of the Second Draw PPP Loan principal and related interest and fees.  The Company previously disclosed that the lending bank waived the processing fee of approximately $63,000; however, the Company has recently been made aware by the Civil Division that the lending bank did receive a processing fee of approximately $53,000 and that it may need to be repaid. The Company is awaiting confirmation from the Civil Division on the potential repayment of the above-referenced processing fee and as to whether any additional action is required to conclude the investigation into the Second Draw PPP Loan. The Company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the Company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what, if any, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; or what, if any, impact the foregoing matters may have on the Company’s business, previously reported financial results, financial results included in these interim condensed consolidated financial statements, or future financial results.  The Company could receive additional requests or subpoenas from the USAO, SEC, Civil Division, or other authorities, which may require further investigation.  There can be no assurance that any discussions with the USAO, SEC or Civil Division to resolve these matters will be successful.  The foregoing matters may divert management’s attention, cause the Company to suffer reputational harm, require the company to devote significant financial resources, subject the Company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the Company’s business, previously reported financial results, financial results included in these interim condensed consolidated financial statements, or future financial results. The occurrence of any of these events, or any determination that our activities were not in compliance with existing laws or regulations, could have a material adverse effect on the Company’s business, liquidity, financial condition, and results of operations.

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

Jerald Hammann

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, and in our subsequent Quarterly Reports on Form 10-Q for the first two quarters of 2022, on June 8, 2021, Jerald Hammann filed a complaint against the Company and each of its directors in the Court of Chancery of the State of Delaware, captioned Jerald Hammann v. Adamis Pharmaceuticals Corporation et al., C.A. No. 2021-0506-PAF (the “Complaint”), seeking injunctive and declaratory relief. The Complaint alleges, among other things, that the defendants (i) violated Rule 14a-5(f) and 14a-9(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s 2021 annual meeting of stockholders—which was subsequently held on July 16, 2021 (the “2021 annual meeting”)—and disseminated false and misleading information in the Company’s proxy materials relating to the 2021 annual meeting, (ii) violated certain provisions of the Company’s bylaws relating to the 2021 annual meeting, (iii) violated section 220 of the Delaware General Corporation Law (“DGCL”) in connection with a request for inspection of books and records submitted by the plaintiff, and (iv) breached their fiduciary duties of disclosure and loyalty, including relating to establishing and disclosing the date of the Company’s 2021 annual meeting and to the Company’s determination that a solicitation notice delivered to the Company by plaintiff was not timely and was otherwise deficient. The plaintiff has also filed various motions with the Court, which have been resolved. The Company has filed a motion for summary judgment with respect to one of the counts in the complaint and a motion to dismiss certain other counts of the plaintiff's amended complaint. Those motions are pending before the Court, and the case continues to proceed. On October 13, 2022, the Court entered an order scheduling oral arguments on the motion for summary judgment and motion to dismiss for December 19, 2022. Trial on the merits of the plaintiff’s claims, should one be necessary, is currently scheduled for March 16, 2023. The Company believes the claims in the plaintiff’s complaint are without merit and intends to vigorously dispute them.

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

 Risk Factors Summary

The business of Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis,” or the “company”) is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

●

There is substantial doubt about our ability to continue as a going concern. We have incurred significant losses since our inception, anticipate that we will continue to incur losses in 2022, and expect to continue to incur losses in the future. We may never achieve or sustain profitability.

●

Statements in this Report concerning our future plans and operations are dependent on our having adequate funding and the absence of unexpected delays or adverse developments. We will require additional funding in the near term as well as thereafter to fund our ongoing operations, satisfy our obligations and liabilities, and conduct our business.  As of the date of this Report, we have a limited number of authorized shares available for issuance in any funding transaction involving issuance of equity securities.  We may not be able to obtain required funding, which could force us to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection. Even if we obtain financing or engage in a strategic transaction, the terms of such financing or transaction could result in significant dilution to our stockholders.

●	We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.
●	Our development plans concerning our products and product candidates are affected by many factors, the outcome of which is difficult to predict.
●

We could experience delays in the commencement or completion of clinical testing of our product candidates, which could result in increased costs and delays and adversely affect our business and financial condition. We may be required to suspend, repeat or terminate our clinical trials if trials are not well designed, do not meet regulatory requirements or the results are negative or inconclusive. We cannot assure you that any preclinical or clinical testing will be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. An unsuccessful outcome in a clinical trial, such as occurred in our Phase 2/3 clinical trial regarding our Tempol product candidate, could have a material adverse effect on our business, financial conditions and results of operations.

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

●	Even if they are approved and commercialized, our products may not be able to compete effectively with other products targeting similar markets.
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

●

We borrowed funds pursuant to the Paycheck Protection Program (“PPP”). Even with respect to PPP loans that have been forgiven pursuant to the program, we remain subject to review and audit in connection with such loans. We could be required to return or repay the full amount of our first PPP Loan and could be subject to fines or penalties, which could be material.

●	The COVID-19 pandemic may adversely affect our business, results of operations and financial condition.
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

●

Our US Compounding Inc. subsidiary, or USC, which is registered as a human drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, is subject to many federal, state and local laws, regulations, and administrative practices.  Effective as of July 30, 2021, we entered into an asset purchase agreement pursuant to which we sold and transferred certain assets of USC related to its human compounding pharmaceutical business.  The remaining operations and business of USC have been wound down, remaining assets relating to USC’s business have been or will be sold or otherwise disposed of, and USC is no longer selling compounded pharmaceutical or veterinary products.  Nevertheless, USC and we could become involved in proceedings with the FDA or other federal or state regulatory authorities alleging non-compliance with applicable federal or state regulatory legal requirements, or in other legal proceedings relating to the winding down of USC’s business, which could adversely affect our business, financial condition and results of operations.

●

We have received a grand jury subpoena issued in connection with a criminal investigation.  As we have previously disclosed, on May 11, 2021, each of the company and our USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office, or USAO, for the Southern District of New York issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the board of directors, or the Board, has engaged outside counsel to conduct an independent internal investigation to review these and other matters. The company has also received a request from the Securities and Exchange Commission, or the SEC, that the company voluntarily provide documents and information in connection with the SEC’s investigation relating to certain matters including the subject matter of the subpoena from the USAO.  The company has produced and will continue to produce and provide documents in response to the subpoena and requests. The company intends to cooperate with the USAO and SEC. Additionally, on March 16, 2022, the company was informed that the Civil Division of the USAO (“Civil Division”) was investigating the company’s Second Draw PPP Loan application and the company’s eligibility for the Second Draw PPP Loan, and in June 2022, following the inquiry, we paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and related interest and fees.  The company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the company is unable to determine what, if any, additional actions the USAO, SEC, Civil Division or other federal or state authorities may take, what, if any, remedies or remedial measures the USAO, SEC, Civil Division  or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results. We could receive additional requests from the USAO, SEC, Civil Division or other authorities, which may require further investigation. The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties, equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

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

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, and the consolidated financial statements included in this Report, we have sustained substantial recurring losses from operations. In addition, we have used, rather than provided, cash in our continuing operations. As of September 30, 2022, we had cash and cash equivalents of approximately $2.4 million. The above conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to successfully develop and commercialize products, the market acceptance and success of our products and our ability to obtain additional required funding in the near term and thereafter. If we cannot continue as a viable entity, we might be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection, and our stockholders would likely lose most or all of their investment in us.

*We will require additional funding to continue as a going concern.

We incurred significant net losses for the nine months ended September 30, 2022, and for the years ended December 31, 2021 and December 31, 2020.  As of September 30, 2022, we had cash and cash equivalents of approximately $2.4 million. Our continued operations and the development of our business will require additional capital. Based on our current and anticipated level of operations, we do not believe that our cash, cash equivalents and short-term investments, together with anticipated revenues from operations and amounts that we expect to receive as a result of our sales of assets relating to our former USC business or from other sources, will be sufficient to meet our anticipated operating expenses, liabilities and obligations for at least 12 months from the date of this Report.  Before the end of 2022, as well as thereafter, we will require additional funds to sustain operations, satisfy our obligations and liabilities, fund our ongoing operations, or for other purposes, and we intend to seek additional funds during the fourth quarter of 2022 and/or thereafter.  There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms.  In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations.  As of the date of this Report, we have a limited number of authorized shares available for issuance in any funding transactions involving the issuance of equity securities. We currently have no available balance in our credit facility or committed sources of capital, and a number of factors may limit or prevent our current ability to access capital markets to obtain any required equity or debt funding.  Delays in obtaining, or the inability to obtain, required funding from debt or equity financings, sales of assets, sales or out-licenses of intellectual property assets, products, product candidates or technologies, or other transactions or sources, would materially and adversely affect our ability to satisfy our liabilities and our obligations under outstanding instruments, and would materially and adversely affect our ability to continue operations.

Our ability to obtain required debt or equity financing or funds from other transactions will be subject to a number of factors, including without limitation market conditions, our capitalization, our operating performance and investor sentiment. The terms of any such funding, or the terms of any strategic transaction that we might enter into, could result in significant dilution to our stockholders. If we are unable to raise additional funds when required or on acceptable terms, we may have to significantly restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, and which could result in additional dilution to our stockholders.  If we do not have sufficient funds to continue operations, we could be required to seek dissolution and liquidation, bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

*Statements in this Report concerning our future plans and operations are dependent on our ability to secure adequate funding and the absence of unexpected delays or adverse developments. We may not be able to secure required funding.

The statements contained in this Report concerning future events or developments or our future activities, such as concerning current or planned clinical trials, anticipated research and development activities, anticipated dates for commercial introduction of products, anticipated outcome of any legal proceedings in which we are involved, the possibility of entering into a strategic transaction regarding our products or a merger, reverse merger or other strategic transaction, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we have or are able to obtain sufficient funding to support such activities and continue our operations and planned activities in a timely manner.  There can be no assurance that this will be the case.  Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring.  Failure to timely obtain any required additional funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring which could adversely affect our business, financial condition and results of operations.

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

We incurred significant net losses for the nine months ended September 30, 2022, as reflected in the financial statements included elsewhere in this Report, and for the years ended December 31, 2021 and December 31, 2020.  We expect that these losses may continue as we continue our research and development activities, support commercialization of our approved products, and continue to conduct our business.  These losses will cause, among other things, our stockholders’ equity and working capital to decrease.  Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

As we have previously disclosed, on May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC.  The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters.  Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation.  The company has also received requests from the Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters in connection with the SEC's investigation.  The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed. Additionally, on March 16, 2022, we were informed that the Civil Division of the USAO (“Civil Division”) is investigating the company’s Second Draw PPP Loan application disclosed in previous reports.  The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter.    In June 2022, following the inquiry the company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees. The company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the company is unable to predict the duration, scope, or outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what, if any, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results.  We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation.  There can be no assurance that any discussions with the USAO, SEC or Civil Division to resolve these matters will be successful.  The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties or equitable remedies, and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results.   The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

* Our PPP loans may be audited or reviewed by federal or state regulatory authorities.  We repaid our Second Draw PPP Loan.

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

The development of new pharmaceutical products is a highly risky undertaking.  Our potential products may require significant additional research and development before any commercial introduction.  Our product development plans concerning our products and product candidates are affected by many factors, many of which are difficult to predict.  Some of the factors that could affect our development plans for our products and product candidates include:  general market conditions and developments in the marketplace including the introduction of potentially competing new products by our competitors; the availability of adequate funding to support product development efforts and sales and marketing efforts for approved products; the outcome of discussions with the FDA concerning the regulatory pathway for our products and the number and kind of clinical trials that the FDA will require before the FDA will consider regulatory approval of the applicable product; the time required to conduct required clinical trials and unexpected delays in the anticipated timing of the commencement, conduct or completion of clinical trials; the outcome and results of clinical trials; the FDA’s review and acceptance of NDAs that we may file concerning our product candidates; any unexpected difficulties in licensing or sublicensing intellectual property rights that may be required for other components of the product; patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) or ANDA filings; any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product; and our ability to successfully market and sell our products or enter into commercialization arrangements with third parties to market our products.  There can be no assurance that any future research, development or clinical trial efforts will result in viable products or meet efficacy standards.  Future clinical or preclinical results may be negative or insufficient to allow us to successfully develop and market our product candidates.  Obtaining needed data and results may take longer than planned or may not be obtained at all.  Any such delays or setbacks could have a material adverse effect on our ability to achieve our financial goals.

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

The COVID-19 outbreak and continued spread of COVID-19, including the identification of novel strains of COVID-19, has affected and may continue to affect our operations, our customers and third parties on which we rely.  Restrictions on outpatient surgeries and other medical procedures due to the COVID-19 pandemic, in part due to reductions or cancellations of elective surgeries and reductions in office visits to physicians’ offices, healthcare facilities or clinics by patients, decreased demand from USC’s customers for certain of USC’s products and adversely affected revenues from sales of USC products in 2020 and 2021.  In addition, we could experience delays in obtaining products or services from our third party manufacturers or suppliers as a result of the impact of the COVID-19 pandemic on such parties.  The pandemic and related matters also could result in interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines relating to our NDAs or other actions relating to our products or product candidates, or could result in delays relating to patient enrollment or the conduct of clinical trials that we undertake.  The outbreak and any preventative or protective actions that we, our customers, our respective manufacturers, suppliers or other third parties with which we have business relationships, or governments may take in respect of the coronavirus and COVID-19 pandemic could disrupt our business and the business of our customers or third parties with which we have business relationships.  The extent to which the COVID-19 pandemic will continue to impact our business is difficult to predict and subject to change, and will depend on future developments, which are highly uncertain and cannot be predicted, including without limitation the severity of the disease and duration of the outbreak, travel restrictions and social distancing requirements in the United States and other countries, future mutations and variations of the coronavirus, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and address its impact.  In addition, a severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.  A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making purchases or payments for our products.  Any of the foregoing could harm our business.  In addition, the COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, at various times, quarantines, shelter-in-place or work-from-home orders or policies, travel restrictions, social distancing and business shutdowns.  The effects of such measures could negatively impact productivity of our employees and disrupt our business activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and our ability to conduct business in the ordinary course.  Although we have taken precautions intended to avoid the spread of the coronavirus among our employees, our operations could be adversely affected by outbreaks of COVID-19 among our employees.  If we, our customers, or any of the third parties with whom we engage, including the suppliers, manufacturers, regulators and other third parties with whom we conduct business or have business relationships, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner presently anticipated could be materially and negatively impacted.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain, or may experience delays in obtaining, regulatory approval, or may not be successful in commercializing our planned and future products.

Like many companies our size, we do not have the ability to conduct preclinical or clinical studies for our product candidates without the assistance of third parties who conduct the studies on our behalf.  These third parties are often toxicology facilities and clinical research organizations, or CROs, that have significant resources and experience in the conduct of pre-clinical and clinical studies, and we intend to rely on such third parties in connection with any future pre-clinical or clinical trials that we may conduct.  We may also rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products

Our reliance on these third parties for development activities will reduce our control over these activities.  If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, we may be required to replace them, and our clinical trials may be extended, delayed or terminated.  Although we believe there are a number of third-party contractors that we could engage to continue these activities, replacing a third-party contractor may result in a delay of the affected trial.

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

Before regulatory approval for a potential product can be obtained, we must undertake clinical testing on humans to demonstrate the tolerability and efficacy of the product. We cannot assure you that we will obtain authorization to permit any product candidates that are in the preclinical development phase to enter the human clinical testing phase. In addition, we cannot assure you that any authorized preclinical or clinical testing will be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. For example, in September 2022, the DSMB evaluated interim data for our Phase 2/3 trial relating to our Tempol product candidate and determined that the trial did not achieve its primary end point, and we subsequently stopped the trial and development work concerning Tempol. We cannot assure you that any testing or clinical trials will show potential products to be safe and efficacious or that any such product will be approved for a specific indication. Further, the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. In addition, we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks.

We are subject to the risk of clinical trial and product liability lawsuits.

The testing of human health care product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability and associated adverse publicity. We currently maintain liability insurance. However, such insurance policies are expensive, may not provide sufficient coverage, and may not be available in the future on acceptable terms, or at all. As we conduct clinical trials and introduce products into the United States market, the risk of adverse events increases and our requirements for liability insurance coverage are likely to increase. We are subject to the risk that substantial liability claims from the testing or marketing of pharmaceutical products could be asserted against us in the future. There can be no assurance that we will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit our business.

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

*We are subject to substantial government regulation, which could materially adversely affect our business. If we do not receive regulatory approvals, we may not be able to develop and commercialize our technologies.

We need FDA approval to market our products in the United States that are subject to regulatory approval, and similar approvals from foreign regulatory authorities to market products outside the United States. The production and marketing of such products and potential products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States and will face similar regulation and review for overseas approval and sales from governmental authorities outside of the United States. The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of our products that are subject to regulatory review, as well as the evaluation of manufacturing processes and contract manufacturers’ facilities, is lengthy, expensive and uncertain. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals. Product candidates usually must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, more difficult and more costly to bring our potential products to market, and we cannot guarantee that any of our potential products will be approved. Many products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we or our collaboration partners do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

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

We submitted a Section 505(b)(2) NDA regulatory filing to the FDA in connection with our approved SYMJEPI products, we submitted Section 505(b)(2) NDA regulatory filings to the FDA in connection with our ZIMHI (naloxone) Injection product, and we may pursue Section 505(b)(2) NDA filings with the FDA in connection with one or more future product candidates that we may develop. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

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

In both the United States and certain foreign jurisdictions, there have been and are expected to be a number of legislative and regulatory changes to the healthcare system in ways that could impact our ability to sell our products profitably, including the Patient Protection and Affordable Care Act, or ACA. Given the enactment of these laws and other federal and state legislation and regulations relating to the healthcare system, their impact on the biotechnology and pharmaceutical industries and our business is uncertain. The U.S. Congress continues to consider issues relating to the healthcare system, and future legislation or regulations may affect our ability to market and sell products on favorable terms, which would affect our results of operations, as well as our ability to raise capital, obtain additional collaborators or profitably market our products. Such legislation or regulation may reduce our revenues, increase our expenses or limit the markets for our products. In particular, we expect to experience pricing pressures in connection with the sale of our products due to the influence of health maintenance and managed health care organizations and additional legislative proposals.

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

We have entered and sought to enter into arrangements with third parties regarding development or commercialization of some of our products or product candidates and may in the future seek to enter into collaborative arrangements to develop and commercialize our products or potential products both in North America and international markets. There can be no assurance that we will be able to negotiate commercialization or collaborative arrangements on favorable terms or at all or that our current or future collaborative arrangements will be successful. The amount and timing of resources such third parties will devote to these activities may not be within our control. There can be no assurance that such parties will perform their obligations as expected. There can be no assurance that our collaborators will devote adequate resources to our products.

*Even if they are approved and commercialized, if our potential products are unable to compete effectively with current and future products targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated.

The markets for our SYMJEPI products and ZIMHI product, and for other product candidates that we may develop, are intensely competitive and characterized by rapid technological progress.  We face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide.  Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities, than we do.  Our SYMJEPI products compete with a number of other currently marketed epinephrine products for use in the emergency treatment of acute allergic reactions, including anaphylaxis.  Our ZIMHI product competes with a number of other currently marketed products utilizing naloxone, for the treatment of acute opioid overdose. Certain companies have established technologies that may be competitive with our product candidates and any future products that we may develop or acquire.  Some of these products may use different approaches or means to obtain results, which could be more effective or less expensive than our products for similar indications.  In addition, many of these companies have more experience than we do in pre-clinical testing, performance of clinical trials, manufacturing, and obtaining FDA and foreign regulatory approvals.  They may also have more brand name exposure and expertise in sales and marketing.  We also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields.

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

Risks Related to Our Former Compounding Pharmacy Business

*We have sold a substantial portion of the assets of USC and are winding down the remaining business of USC and selling or otherwise disposing of the remaining assets of USC.  There is no assurance regarding the proceeds that we may receive from the sale or disposition of any assets of USC.  We may incur significant costs in connection with such winding down activities.

As previously disclosed in our reports with the SEC and as disclosed elsewhere in this Report, pursuant to the USC Agreement we have sold and transferred certain assets relating to the human compounding pharmaceutical business of USC and have agreed to a variety of restrictive covenants preventing us from engaging in certain business and competitive activities relating to the human compounding pharmaceutical business. The remaining operations and business activities of USC have been wound down and terminated, and remaining assets relating to USC’s business have been sold or will be sold or otherwise transferred or disposed of.  Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer engaged in the human or veterinary compounding pharmaceutical business.

We have indemnification obligations under the USC Agreement, and we may have indemnification obligations under other agreements relating to the sale or disposition of other USC assets.  These indemnification provisions could require us to pay significant amounts to satisfy our indemnification obligations under such agreements, which would reduce the net amounts that we ultimately receive from the sale of the assets subject to such agreements. In addition, other matters may arise in the future relating to the USC business, USC assets, or USC employees, or arising out of the restructuring, winding down and winding up activities, that could require us to pay amounts in the future.  The process of winding down and winding up the remaining business of USC could require us to incur significant additional expenses or pay significant amounts in connection with or relating to the disposition of remaining USC assets, the termination of agreements relating to the USC business, or the resolution of outstanding obligations, liabilities, or current or future claims or proceedings.  In addition, we could be required to pay significant fines, penalties or other amounts as a result of proceedings by federal or state regulatory authorities relating to the former business and operations of USC.

The compounding pharmaceuticals business formerly conducted by USC is significantly impacted by state and federal statutes and regulations.

The compounding pharmaceuticals business formerly conducted by USC is subject to federal, state and local laws, regulations, and administrative practices, including, among others:  federal registration as an outsourcing facility, state and local licensure and registration requirements concerning the operation of outsourcing facilities, and federal and state laws relating to the preparation, purchase, sale, advertisement, promotion, distribution, management, compounding, dispensing, reimbursement, marketing, and labeling of drugs that USC sells and related services as well as state pharmacy, manufacturer, wholesaler and distribution licensure and registration or permit standards; HIPAA and other laws relating to the use, disclosure and transmission of health or other personal information; the ACA, and the Health Care and Education Reconciliation Act of 2010; statutes and regulations of the FDA and the U.S. Drug Enforcement Administration, or DEA, and states including relating to controlled substances; and state pharmacy, manufacturer, wholesaler and distribution licensure and registration or permit standards and other state laws and regulations. There can be no assurance that we or USC have been or are compliant in material respects with applicable federal and state regulatory requirements.  Failure to comply with FDA requirements and other federal or state governmental laws and regulations can result in fines, disgorgement, unanticipated compliance expenditures, exposure to product liability claims, total or partial suspension of production or distribution, enforcement actions, injunctions and civil or criminal prosecution, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

The market price of our common stock may fluctuate substantially. For example, from January 2020 to September 30, 2022, the market price of our common stock has fluctuated between approximately $0.18 and $2.34.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our common stock is listed on the Nasdaq Capital Market.  If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, or applicable market capitalization or shareholder equity requirements, Nasdaq may take steps to delist our common stock.  Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all.  Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.  In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

 On December 31, 2021, the Nasdaq Listing Qualifications Department of The NASDAQ Capital Market (“Nasdaq”) notified us that because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.  Nasdaq Listing Rule 5550(a)(2) (the “Rule”) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.   Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until June 29, 2022, to regain compliance.  The notice stated that if at any time before June 29, 2022, the closing bid price of our common stock met or exceeded $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved.  We did not regain compliance with the Rule by June 29, 2022.  However, we requested additional time to regain compliance and provided notice to Nasdaq of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.  One June 30, 2022, we received a letter from Nasdaq notifying us that we had been granted an additional 180-day compliance period or until December 27, 2022, to regain compliance with the Rule.  If the Company does not meet the minimum bid requirement for at least 10 consecutive business days at some time during the additional 180-day grace period, Nasdaq will provide written notification to the Company that its shares will be subject to delisting. At such time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. The Company would remain listed pending the Panel’s decision. There can be no assurance that if the Company does appeal a subsequent delisting determination, that such appeal would be successful.  The letter and notification from Nasdaq had no immediate effect on the listing or trading of the Company’s shares, which will continue to trade on the Nasdaq Capital Market under the symbol “ADMP.” There are no assurances that we will be able to regain compliance with the minimum bid price requirements or will otherwise be in compliance with other Nasdaq listing rules.

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

 As September 30, 2022, we had 149,983,265 shares of common stock issued and outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of September 30, 2022, we had reserved for issuance 4,985,415 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.21 per share, we had outstanding restricted stock units covering 650,000 shares of common stock, and we had outstanding warrants to purchase 14,952,824 shares of common stock at a weighted-average exercise price of $1.13 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

*Exercise of our outstanding warrants may result in dilution to our stockholders.

As of September 30, 2022, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50 per share.  As of September 30, 2022, 13,794,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $1.15 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; 350,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.70 per share, that we issued in connection with our private placement of warrants in February 2020, and, 750,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.47 per share, that we issued in connection with the issuance of Series C Preferred Stock in July 2022.

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

Our success will be dependent upon the efforts of our management team and staff.  We currently do not have key person life insurance policies covering any of our executive officers or key employees. The employment of Dennis J. Carlo, Ph.D., our former president and chief executive officer, terminated in May 2022 and Dr. Ronald Moss, our former chief medical officer, tendered his resignation effective October 14, 2022. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited.  There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the operation of our business.  Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel.  If we are unable to attract new employees and retain existing key employees, the development and commercialization of our product candidates could be delayed or negatively impacted.  In addition, any staffing interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires, could have an adverse effect on our business.

We may experience difficulties in managing growth.

We are a small company. Any significant growth that we may experience in the future could impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

ITEM  2. Unregistered Sales of Equity Securities and Use of Proceeds

              Information concerning our sales of unregistered securities during the quarter ended September 30, 2022, has previously been reported in reports on Form 8-K that we filed during that quarter.

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

ADAMIS PHARMACEUTICALS, INC.

Date: November 14, 2022	By:	/s/ David J. Marguglio
David J. Marguglio
Chief Executive Officer

Date: November 14, 2022	By:	/s/ David C. Benedicto
David C. Benedicto
Chief Financial Officer